Form 10-K
period 2014-09-27
HOLOGIC INC
filed 2014-11-20
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 27, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 1-36214
__________________________________________________________
Hologic, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-2902449
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
 __________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 29, 2014 was $5,770,736,085 based on the price of the last reported sale on Nasdaq Global Select Market on that date.
As of November 14, 2014, 278,664,059 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s annual meeting of stockholders to be filed within 120 days of the end of its fiscal year ended September 27, 2014 are incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated.

HOLOGIC, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 27, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operations;

•	the coverage and reimbursement decisions of third-party payors relating to the use of our products and treatments;

•	the uncertainty of the impact of cost containment efforts and federal healthcare reform legislation on our business and results of operations;

•	the ability to successfully manage ongoing organizational and strategic changes, including the ability of the Company to attract, motivate and retain key employees;

•	the impact and anticipated benefits of any prior acquisitions and acquisitions we may complete in the future;

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
TRADEMARK NOTICE
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: Affirm, Aptima, Aptima Combo 2, Aquilex, ATEC, Celero, Cervista, Contura, C-View, Dimensions, Discovery, Eviva, Fluoroscan, Gen-Probe, Healthcome, Horizon, HTA, Interlace, Invader, MammoSite, MultiCare, MyoSure, NovaSure, Panther, PreservCyt, SecurView, Selenia, StereoLoc, TCT, ThinPrep, Tigris, and TLI IQ.

PART I

Item 1.    Business
Overview
We are a developer, manufacturer and supplier of premium diagnostics products, medical imaging systems and surgical products. Our core business units are focused on diagnostics, breast health, GYN surgical and skeletal health. We sell and service our products through a combination of direct sales and service forces and a network of independent distributors and sales representatives.
We offer a wide range of diagnostic products which are used primarily to aid in the diagnosis of human diseases and screen donated human blood. Our primary diagnostics products include our Aptima family of assays, including our advanced instrumentation (Panther and Tigris), our ThinPrep system, the Rapid Fetal Fibronectin Test and our Procleix blood screening assays. The Aptima family of assays is used to detect the infectious microorganisms that cause the common sexually transmitted diseases, or STDs, chlamydia and gonorrhea, certain high-risk strains of human papillomavirus, or HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth. In blood screening, we develop and manufacture the Procleix family of assays, which are used to detect various infectious diseases. These blood screening products are marketed worldwide by our blood screening collaborator, Grifols S.A., or Grifols, under Grifols' trademarks.
Our breast health products include a broad portfolio of breast imaging and related products and accessories, including digital mammography systems, computer-aided detection, or CAD, for mammography and minimally invasive breast biopsy devices, breast biopsy site markers, breast biopsy guidance systems and breast brachytherapy products. Our most advanced breast imaging platform, Dimensions, utilizes a technology called tomosynthesis to produce 3D images, as well as conventional 2D full field digital mammography images.
Our GYN surgical products include our NovaSure Endometrial Ablation System, or NovaSure, and our MyoSure Hysteroscopic Tissue Removal System, or MyoSure. The NovaSure system involves a trans-cervical procedure for the treatment of abnormal uterine bleeding. The MyoSure system is a tissue removal device that is designed to provide incision-less removal of fibroids, polyps, and other pathology within the uterus.
Our skeletal health products include dual-energy X-ray bone densitometry systems, an ultrasound-based osteoporosis assessment product, and our Fluoroscan mini C-arm imaging products.
Available Information
Our Internet website address is http://www.hologic.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as proxy statements, and, from time to time, other documents as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. These SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.
Investors and others should note that we announce material financial information to our investors using our investor relations website (http://investors.hologic.com), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website. Hologic has used, and intends to continue to use, our investor relations website, as well as our Twitter account (@Hologic), as means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
Products
We view our operations and manage our business in four principal reporting segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. Financial information concerning these segments is provided in Note 15 to our audited consolidated financial statements contained in Item 15 of this Annual Report. The following describes our principal products in each of our segments.
Diagnostics Products
Aptima Family of Assays
Our Aptima family of assays includes the Aptima Combo 2 assay for the simultaneous detection of Chlamydia trachomatis and Neisseria gonorrhoeae, the infectious microorganisms that cause chlamydia and gonorrhea, respectively, the standalone Aptima CT and Aptima GC assays for the detection of Chlamydia trachomatis and Neisseria gonorrhoeae, respectively, the Aptima HPV assay for the detection of 14 sub-types of high-risk HPV associated with cervical cancer, the Aptima HPV 16 18/45 Genotype assay and the Aptima Trichomonas assay for the detection of Trichomonas vaginalis, the parasite that causes trichomoniasis. Our Aptima products integrate various proprietary technologies, including our target capture technology, our Transcription Mediated Amplification, or TMA, technology, and our hybridization protection assay, or HPA, and dual kinetic assay, or DKA, technologies, to produce highly refined amplification assays that increase assay performance, improve laboratory efficiency and reduce laboratory costs. Each of these technologies is described in greater detail below.
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
Transcription-Mediated Amplification (TMA) Technology. The goal of amplification technologies is to produce millions of copies of the target nucleic acid sequences that are present in samples in small numbers. These copies can then be detected using DNA probes. Amplification technologies can yield results in only a few hours versus the several days or weeks required for traditional culture methods. TMA is a transcription-based amplification system that uses two different enzymes to drive the process. The first enzyme is a reverse transcriptase that creates a double-stranded DNA copy from an RNA or DNA template. The second enzyme, an RNA polymerase, makes thousands of copies of the complementary RNA sequence, known as the “RNA amplicon,” from the double-stranded DNA template. Each RNA amplicon serves as a new target for the reverse transcriptase and the process repeats automatically, resulting in an exponential amplification of the original target that can produce over a billion copies of amplicon in less than thirty minutes.
Hybridization Protection Assay (HPA) and Dual Kinetic Assay (DKA) Technologies. With our patented HPA technology, we have simplified testing, further increased test sensitivity and specificity, and increased convenience. In the HPA process, the acridinium ester, or AE, molecule is protected within the double-stranded helix that is formed when the probe binds to its specific target. Prior to activating the AE molecule, known as “lighting off,” a chemical is added that destroys the AE molecule on any unhybridized probes, leaving the label on the hybridized probes largely unaffected. When the “light off” or detection reagent is added to the specimen, only the label attached to the hybridized probe is left to produce a signal indicating that the target organism’s DNA or RNA is present. All of these steps occur in a single tube and without any wash steps, which were required as part of conventional probe tests. Our DKA technology uses two types of AE molecules-one that “flashes” and another one that “glows.” By using DKA technology, we have created nucleic acid test, or NAT, assays that can detect two separate targets simultaneously.

Procleix Family of Assays for Blood Screening
We develop and manufacture the Procleix family of assays, which are marketed and sold worldwide by Grifols, our blood screening collaborator, under Grifols’ trademarks. The Procleix family of assays includes the Ultrio and Ultrio Plus assays which simultaneously detect HIV type-1, or HIV-1, the hepatitis C virus, or HCV, and the hepatitis B virus, or HBV, in donated blood, plasma, organs and tissues, the Ultrio Elite assay which simultaneously detects HIV-1, HIV type-2, or HIV-2, HBV and HCV in donated blood, plasma, organs and tissues, the HEV assay, which detects the hepatitis E Virus in donated blood, plasma, organs and tissues, the WNV assay, which detects West Nile Virus, or WNV, in donated blood, plasma, organs and tissues, and the HAV and Parvo assays, which detects the hepatitis A virus, or HAV, and Parvoviruses in donated blood, plasma, organs and tissues.
Instrumentation. We have developed and continue to develop instrumentation and software designed specifically for use with certain of our diagnostic assays, including the Aptima family of assays and the Procleix family of assays. We also provide technical support and instrument service to maintain these instrument systems in the field. By placing our proprietary instrumentation in laboratories and hospitals, we can establish a platform for future sales of our diagnostic assays.
Our instrumentation includes the Tigris system, an integrated, fully-automated testing instrument for high-volume laboratories which is approved for use with a number of our Aptima and Procleix assays, the Panther instrument system, an integrated, fully automated testing instrument for lower-volume laboratories, and our semi-automated direct tube sampling, or DTS, instruments which are used to run a number of infectious disease assays. In the fourth quarter of fiscal 2014, we also introduced our Tomcat instrument, a fully-automated general purpose instrument designed to ease the strain of pre-analytical sample processing by eliminating the inefficient and error-prone activities associated with manually aliquoting samples.
Our Panther system was CE-marked and launched in Europe for diagnostic use in the fourth quarter of 2010 and was granted a medical device license by Health Canada to run our Aptima Combo 2 assay in Canada in August 2011. In addition, our Panther system was CE-marked for use in the blood screening market in June 2012, and we currently offer the Ultrio Elite, WNV and HEV blood screening assays on the Panther system in the European Economic Area and in other countries where the CE-mark is recognized. The Panther system is not currently approved for use in the blood screening market in the U.S. We also sell Panther systems to Roka Bioscience, Inc. for use in certain industrial markets. In addition, we are working on development programs to add real-time polymerase chain reaction, or PCR, capabilities to a new instrument system that also incorporates the capabilities of our first-generation Panther system.
In May 2012, we received FDA clearance to use our Aptima Combo 2 assay for the detection of chlamydia and gonorrhea on our Panther system. This was followed by FDA approval in October 2012 to run our Aptima HPV 16 18/45 Genotype Assay on our Tigris system, FDA clearance in January 2013 to run our Aptima assay for Trichomonas vaginalis on our Panther system and FDA approval in July 2013 to run our Aptima HPV assay on our Panther system. In addition, in November 2013, we received FDA approval to use our Aptima HPV 16 18/45 Genotype Assay on our Panther system.
Our HPV tests have been approved for triaging women with undetermined cervical cytology and co-testing with cervical cytology for women thirty years and older. Our genotype assays have been approved to be used adjunctively with our HPV tests in combination with cervical cytology to assess the presence of high risk HPV types, as well as to triage women with undetermined cervical cytology results along with our HPV tests. Our HPV tests are targeted to meet a broad spectrum of customer needs across both centralized and decentralized segments of the clinical laboratory markets.
Invader Chemistry Platform
Our Invader chemistry platform is a DNA probe-based system for highly sensitive detection of specific nucleic acid sequences. It is an accurate and specific method for detecting single-base pair changes, insertions, deletions, gene copy number, infectious agents, and gene expression. Invader reactions can be performed using genomic DNA, amplified RNA, PCR, or real-time PCR products. Our products and clinical diagnostic offerings based upon our Invader chemistry include our Cervista HPV tests and products to assist in the diagnosis of cystic fibrosis, cardiovascular risk and other diseases.
ThinPrep System
The ThinPrep System is the most widely used method for cervical cancer screening in the U.S. If detected in the pre-cancerous stage, most cervical cancer cases are preventable. The ThinPrep System consists of any one or more of the following: the ThinPrep 2000 Processor, ThinPrep 3000 Processor, ThinPrep 5000 Processor, ThinPrep Imaging System, and related reagents, filters and other supplies, such as the ThinPrep Pap Test and our ThinPrep PreservCyt Solution. Our ThinPrep 5000 Processor has been launched for full use outside of the U.S. but is limited to non-gynecological screening samples in the U.S. We are currently seeking FDA approval of the ThinPrep 5000 Processor for gynecological screening, although we can give no assurance that we will obtain such approval on a timely basis or at all.

The ThinPrep Process. The ThinPrep process begins with the patient’s cervical sample being obtained by the physician using a cervical sampling device that, rather than being smeared on a microscope slide as in a conventional Pap smear, is inserted into a vial filled with our proprietary ThinPrep PreservCyt Solution. This enables most of the patient’s cell samples to be preserved before the cells can be damaged by air drying. The ThinPrep specimen vial is then labeled and sent to a laboratory equipped with a ThinPrep Processor for slide preparation. At the laboratory, the ThinPrep specimen vial is inserted into a ThinPrep Processor, a proprietary sample preparation device, which automates the process of preparing cervical slides for staining and microscopic examination.
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
Virology and Infectious Disease Products
In virology, NAT assays can be used to detect viral DNA or RNA in a patient sample. These tests can be qualitative, meaning that the tests simply provide a “yes-no” answer for the presence or absence of the virus, or quantitative, meaning that the test determines the quantity of virus in the patient sample. We currently offer Aptima assays for the qualitative detection of HIV-1 and HCV. We are developing quantitative viral load assays for the quantitation of HIV-1, HBV and HCV to run on our Panther instrument system.
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
Dimensions: Breast Tomosynthesis
Our Dimensions platform includes a mammography gantry incorporating our DirectRay digital detector capable of performing both 2D and 3D image acquisition and display. When operating in 3D mode, the system acquires a series of low dose x-ray images taken in a scanning motion at various angles. The images are mathematically processed into a series of small slices, revealing breast tissue from a 3D perspective. We believe that by allowing the clinician to review breast tissue in three dimensional space, the more subtle architecture of various types of suspicious lesions may be able to be better interpreted, which may ultimately increase cancer detection and reduce unnecessary patient callbacks. Our clinical results for FDA approval demonstrated that conventional 2D digital mammography with the addition of 3D tomosynthesis is superior to 2D digital mammography alone for both screening and diagnostics.

C-View System
Our C-View product provides a 2D image that is mathematically synthesized from the data within a 3D tomosynthesis exam. Our current recommended clinical practice involves what we refer to as a “combo” exam involving a tomosynthesis exam and a conventional digital 2D exam, but performed under the same breast compression. The C-View product allows for the mathematical construction of a 2D image from the 3D data, without the need for an actual 2D exposure. Elimination of the 2D exposure reduces the breast compression time and patient dose compared to the current combo exam. Our C-View software is approved for sale throughout the European Economic Area and in other countries recognizing the CE-mark. In May 2013, the FDA approved the use of the C-View software with our Dimensions 3D system.
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
CAD (Computer Aided Detection) Systems
We have developed CAD software tools for our mammography products and visualization tools for magnetic resonance imaging, or MRI. Mammography CAD is used by radiologists as “a second pair of eyes” when reading a woman’s mammogram. Use of this technology provides reviewers with the potential to detect findings that might otherwise be overlooked during the review process, thus potentially increasing cancer detection. We also market an MRI visualization product, which manages the data set from an MRI procedure, designed to improve data workflow for the physician and provide analytical tools to aid in the identification and evaluation of the extent of disease.
Stereotactic Breast Biopsy Systems
We provide clinicians with the flexibility of choosing upright or prone systems for breast biopsy by offering three minimally invasive stereotactic breast biopsy guidance systems, the MultiCare Platinum dedicated, prone breast biopsy table, the StereoLoc II upright attachment, and the Affirm upright attachment. The StereoLoc II attachment is used in conjunction with our Selenia full field digital mammography systems. The Affirm upright attachment is employed with our Dimensions 2D and 3D systems. These breast biopsy systems provide an alternative to open surgical biopsy, and can be performed as an outpatient procedure under local anesthesia, allowing shorter recovery times. The Affirm 3D option provides faster lesion targeting and reduced patient procedure time compared to traditional stereotactic biopsy procedures. The Affirm system is pre-programmed for use with our Eviva and ATEC vacuum-assisted breast biopsy devices.
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

 Sentinelle Medical MRI Coils and Workstation
We developed, manufactured and marketed a suite of high performance breast MRI coils. MRI coils are antenna receivers that are used to collect radio-frequency information emitted from a patient during an MRI procedure. In the second quarter of fiscal 2014, we finalized our decision to sell our MRI coils product line and completed the sale of this product line in the fourth quarter of fiscal 2014.
Photoconductor Coatings
We develop, manufacture, and sell non-medical selenium for use in a variety of other electro-photographic applications, including copying and printing. We acquired this business, along with an organic photoconductor manufacturing business, in connection with the acquisition of our sole-supplier of amorphous selenium photoconductor coatings employed in our Dimensions and Selenium systems. In the fourth quarter of fiscal 2013, in connection with our cost reduction initiatives, we decided to shut-down our organic photoconductor manufacturing line. The shutdown was completed in fiscal 2014.
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
The NovaSure system is approved by the FDA to be performed without drug or surgical pre-treatment. Pre-treatment can be time-consuming, expensive and inconvenient for both patients and physicians and can result in uncomfortable or painful side effects and complications. In contrast, the NovaSure procedure is typically performed as an outpatient procedure in the hospital, ambulatory surgery center or physician’s office and often does not require the use of general anesthesia.
MyoSure
The MyoSure system is designed to provide efficient and effective hysteroscopic removal of fibroids located just below the lining of the uterus as well as uterine polyps and other pathology within the uterus. Removal of fibroids can provide effective relief of heavy menstrual bleeding commonly attributed to such pathology. Unlike other methods of tissue removal, the excavated tissue samples remain intact, which allows them to be tested for abnormalities. Also, minimal tissue destruction makes the MyoSure system a good choice for women seeking to preserve uterine form and function.
The MyoSure system consists of a tissue removal device, control unit, and hysteroscope. The MyoSure tissue removal device is single-use and features simultaneous tissue cutting and removal. The device incorporates a rapidly rotating cutting blade designed to remove a 3 cm fibroid in less than 10 minutes. During the procedure, the tissue removal device is inserted through the MyoSure hysteroscope. This tissue removal device is powered by a control unit, which features a simple user interface and is foot pedal activated. The MyoSure device is sold in three variations, the Classic, Lite and XL, depending on the needs and requirements of the patient and physician.
Skeletal Health Products
Discovery and Horizon X-Ray Bone Densitometers
Bone densitometry is the measurement of bone density to assist in the diagnosis and monitoring of osteoporosis and other metabolic bone diseases that can lead to debilitating bone fractures. Osteoporosis is a disease that is most prevalent in post-menopausal women. Our proprietary Discovery x-ray bone densitometers incorporate dual-energy x-ray technology to precisely assess bone density of the most important fracture sites, the spine and hip. Since our commercial introduction of the first bone densitometer employing dual-energy x-ray technology in 1987, we have continually improved upon our technology, and the use of dual-energy x-ray technology has become and remains a leading bone densitometry assessment tool. We offer a range of bone densitometers with various features and options to address the requirements of our diverse customer base. In the fourth quarter of fiscal 2013, we launched our Horizon line of x-ray bone densitometers, which incorporates advanced features and performance characteristics.

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
Marketing, Sales and Service
We sell and service our products through a combination of direct sales and service forces and a network of independent distributors and sales representatives. In fiscal 2014, 2013 and 2012, no customer accounted for more than 10% of our consolidated revenues. In fiscal 2014 and 2013, revenues under our blood screening collaboration agreement, which is currently with Grifols, accounted for 18.8% and 16.6% of our Diagnostics segment revenue, respectively. No other customer accounted for more than 10% of our revenues in any other business segment in fiscal 2014, 2013 or 2012. In fiscal 2014, 2013 and 2012, international revenues accounted for 26%, 26% and 27% of our product sales, respectively. See Note 15 to our consolidated financial statements contained in Item 15 of this Annual Report for geographical information.
Our U.S. sales force is structured to specifically target the customers in each of our business segments. We maintain distinct teams focused on the Diagnostics, Breast Health, GYN Surgical, and Skeletal Health markets. A critical element of our strategy in the U.S. has been to utilize the results of our clinical trials and expanded FDA labeling to demonstrate safety, efficacy and productivity improvements to our target customers. Our end customers include clinical laboratories, hospitals, healthcare providers and surgeons in both hospital and office settings, and we target various specialists at healthcare entities who use our products, such as radiologists and breast surgeons. Our U.S. sales efforts also include the use of national account managers focused on obtaining purchasing contracts from large purchasing entities, such as managed care organizations, integrated delivery networks and government healthcare facilities. In addition, in certain regions of the U.S., we use a limited number of independent dealers or distributors to sell and service our products. Internationally, our products are marketed and sold through a combination of a direct sales force and a network of distributors. We maintain direct sales operations in Canada, Europe, Australia and China.
Our service organization is responsible for installing our products and providing warranty and repair services, applications training and biomedical training. Products sold by our direct sales force typically carry limited warranties covering parts and labor for twelve months. Products sold through dealers also carry limited warranties that typically last for twelve months and cover only parts and components. We also offer service contracts that generally last one to five years after the original warranty period. We provide both repair services and routine maintenance services under these arrangements, and also offer repair and maintenance services on a time and materials basis to customers that do not have service contracts. Internationally, we primarily use distributors, sales representatives and third parties to provide maintenance service for our products.
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

Diagnostics. Our ThinPrep liquid-based cytology product faces direct competition in the U.S. primarily from Becton, Dickinson and Company, or BD, which manufactures a competitive offering. We also compete with the conventional Pap smear and other alternative methods for detecting cervical cancer and/or its precursors. Internationally, our ThinPrep product competes with a variety of companies and other non-FDA approved tests, since fewer regulatory barriers exist in most international markets as compared to the U.S.
We believe that our Rapid Fetal Fibronectin Test is currently the only approved in vitro diagnostic test for predicting the risk of pre-term birth in the U.S. Internationally, our Rapid Fetal Fibronectin Test competes with Actim Partus manufactured by Alere, Inc. However, this product could experience competition from companies that manufacture and market pregnancy-related diagnostic products and services. In addition, healthcare providers use diagnostic techniques such as clinical examination and ultrasound to diagnose the likelihood of pre-term birth and may choose these techniques rather than use the Rapid Fetal Fibronectin Test.
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
In the global clinical diagnostics market, we compete with several companies offering alternative technologies to our diagnostic products including Abbott Laboratories, Siemens, BD, bioMérieux SA, Cepheid, Life Technologies Corporation, Luminex Corporation, Qiagen N.V., and Roche Diagnostics Corporation, or Roche. Specifically, in the U.S., our Aptima Combo 2 tests compete against BD and Roche, and our Aptima HPV and Cervista HPV tests compete with tests marketed by Qiagen and Roche.
In the market for blood screening products, our primary competitor is Roche. We also compete with assays developed internally by blood screening centers and laboratories based on PCR technology. In the future, our blood screening products may compete with viral inactivation or reduction technologies and blood substitutes.
Grifols retains certain rights to grant licenses of the patents related to HCV and HIV to third parties in blood screening using nucleic acid testing. Prior to its acquisition by Novartis, Chiron Corporation, or Chiron, granted HIV and HCV licenses to Roche in the blood screening and clinical diagnostics fields. Chiron also granted HIV and HCV licenses in the clinical diagnostics field to Bayer Healthcare LLC (now Siemens), together with the right to grant certain additional HIV and HCV sublicenses in the field to third parties. If Grifols or Siemens grant additional licenses, further competition will be created for sales of HCV and HIV assays and these licenses could affect the prices that can be charged for certain of our products.
Breast Health. Our mammography and related products and subsystems compete on a worldwide basis with products offered by a number of competitors, including General Electric Company, or GE, Siemens, Koninklijke Philips NV, or Philips, Planmed Oy, or Planmed, Agfa-Gevaert N.V., or Agfa, Carestream Health, Inc., FUJIFILM Holdings Corporation, or Fuji, I.M.S., and Toshiba Corporation. In the U.S., our full field digital mammography systems compete with digital mammography systems from GE, Siemens, Fuji, I.M.S., Philips and Planmed. Our digital mammography systems also compete with Fuji’s and Carestream Health’s Computed Radiography, or CR mammography systems, and other lower-priced alternatives to 2D digital mammography and analog mammography systems. In the U.S., GE received FDA approval in September 2014 for its 3D breast tomosynthesis system. In addition, we understand that certain of our other competitors, including Siemens and Fuji, are developing 3D tomosynthesis systems for commercial use in the U.S. Our 3D tomosynthesis systems also compete in certain countries outside of the U.S. with 3D tomosynthesis systems developed by GE, Siemens, Fuji, and I.M.S.
The primary competitor for our breast biopsy product line is Devicor Medical Products, Inc. In addition, other competitors include CareFusion Corporation, Sanarus Technologies, LLC and Intact Medical Corporation.
GYN Surgical. Our NovaSure system currently faces direct competition from Johnson & Johnson, Boston Scientific Corporation, or Boston Scientific, and The Cooper Companies, Inc., or CooperSurgical, each of which currently markets an FDA approved endometrial ablation device for the treatment of abnormal uterine bleeding. In addition to these devices, we also compete with alternative treatments to our NovaSure system, such as drug therapy, intrauterine devices, hysterectomy, dilation and curettage and rollerball ablation. Internationally, our products compete with drug therapy and first generation rollerball technology, as well as other endometrial ablation devices, including Johnson & Johnson’s Gynecare Thermachoice product, Boston Scientific’s Genesys HTA system, and two other relatively small companies that market products that are not FDA approved. Because drug therapy is an alternative to our NovaSure procedure, NovaSure’s competitors also include many major pharmaceutical companies that manufacture hormonal drugs for women.

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
Manufacturing
We have historically purchased many of the components, subassemblies, and raw materials used in our products from numerous suppliers worldwide. For reasons of quality assurance, scarcity or cost effectiveness, certain components, subassemblies, and raw materials used in the manufacture of our products are available only from one or a limited number of suppliers. We have worked closely with our suppliers to develop contingency plans to assure continuity of supply while maintaining high quality and reliability, and in some cases, we have established long-term supply contracts with our suppliers. In certain instances, we have developed in-house capability to offset potential shortages caused by sole source suppliers. Due to the high standards and FDA requirements applicable to the manufacturing of our products, such as the FDA's Quality System Regulation and Good Manufacturing Practices, we may not be able to quickly establish additional or replacement sources for certain components or materials. In the event that we are unable to obtain sufficient quantities of raw materials or components or subassemblies on commercially reasonable terms or in a timely manner, our ability to manufacture our products on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on our business, financial condition and results of operations.
Our current supplier of certain key raw materials for certain of our amplified NAT diagnostic assays, pursuant to a fixed-price contract, is Roche. In addition, we have a supply and purchase agreement for oligonucleotides for HPV with Roche Molecular Systems, Inc. We also have a supply agreement with an affiliate of GE for membranes used in connection with our ThinPrep product line. GE competes with us in our Breast Health and Skeletal Health businesses.
We have one third-party manufacturer for each of our molecular diagnostics instrument product lines. KMC Systems, Inc., or KMC Systems, is the only manufacturer of the Tigris instrument; Stratec Biomedical AG, or Stratec, is the only manufacturer of the Panther instrument; and D&K Engineering, Inc., or D&K, is the only manufacturer of the Tomcat instrument. We are dependent on these third-party manufacturers, and this dependence exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs.
We have no firm long-term commitments from KMC Systems, Stratec, D&K, or any of our other contract manufacturers to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. If KMC Systems, Stratec, D&K, or any of our other third-party manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its development or manufacturing operations or becomes insolvent or otherwise fails to supply us with products in sufficient quantities, then instrument shipments to our customers could be delayed, which would decrease our revenues and harm our competitive position and reputation. Further, because we place orders with our manufacturers based on forecasts of expected demand for our instruments, if we inaccurately forecast demand we may be unable to obtain adequate manufacturing capacity or adequate quantities of components to meet our customers’ delivery requirements.
We and our contract manufacturers manufacture our products at a relatively limited number of different facilities located throughout the world, and in most cases, the manufacturing of each of our products is concentrated in one or a few locations. An interruption in manufacturing capabilities at any of these facilities, as a result of equipment failure or other reasons, could reduce, delay or prevent the production of our products. Because some of our manufacturing operations are located outside of the U.S., including in Costa Rica, Canada, the United Kingdom, Germany and China, those manufacturing operations are also subject to additional challenges and risks associated with international operations described under the caption “Risk Factors” in Item 1A below.
We continually review our operations and facilities in an effort to reduce costs and increase efficiencies and have recently completed the process of consolidating our Madison, Wisconsin molecular diagnostics operations into our Diagnostics facilities in San Diego, California. During fiscal 2013, we moved our selenium panel coating production line from Germany into our digital detector manufacturing facility in Newark, Delaware, and have completed the consolidation of our breast biopsy operations, including manufacturing, research and development and sales support to our Costa Rica manufacturing facility and facilities in Massachusetts. We may experience unexpected problems and expenses associated with our consolidation of operations and facilities that could materially harm our business and prospects.

From time to time new regulations are enacted that can affect the content and manufacturing of our products. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. In August 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The conflict minerals rule requires companies annually to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The conflict minerals rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.
Other regulations which affect the content and manufacturing of our products include, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances, or REACH, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS, and the Waste Electrical and Electronic Equipment Directive, or WEEE, enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. Similar legislation that has been or is in the process of being enacted in Japan and China and various states of the U.S. may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These redesigns or alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects.
Backlog
Our backlog as of October 26, 2014 and November 3, 2013 totaled $377.0 million and $299.2 million, respectively. Backlog consists of customer orders for which a delivery schedule within the next twelve months has been specified. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net revenues for any future period.
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
In addition to product development, our research and development personnel play an active role in the review of product specifications, clinical protocols and FDA submissions, as well as ensuring that certain of our products conform to European health, safety and environmental requirements, or CE-marking. Our research and development expenses were $203.2 million, $197.6 million and $131.0 million in fiscal 2014, 2013 and 2012, respectively. These expenses do not include acquired in-process research and development expenses of $4.5 million in fiscal 2012.
Patents and Proprietary Rights
We rely primarily on a combination of trade secrets, patents, copyrights and confidentiality procedures to protect our products and technology. Due to the rapid technological changes that characterize the markets we operate in, we believe that the enhancement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, we have obtained patents and will continue to make efforts to obtain patents, when available, in connection with our product development programs.

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
We are engaged in intellectual property litigation as described in Note 13 to our consolidated financial statements entitled “Litigation and Related Matters,” and we may be notified in the future of claims that we may be infringing intellectual property rights possessed by third-parties. In connection with any such litigation or if any claims are asserted against us or our products, we may seek to enter into settlement and/or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms. Alternatively, we may decide or be required to litigate such claims. A successful claim by a third-party may require us to remove the infringing product from the market or to design around the patented technology, potentially resulting in a less acceptable product.
Regulatory and Reimbursement
Regulatory
The manufacture, sale, lease and service of medical diagnostic and surgical devices intended for commercial use are subject to extensive governmental regulation by the FDA in the U.S. and by a variety of regulatory agencies in other countries. Under the Federal Food, Drug and Cosmetic Act, known as the FD&C Act, manufacturers of medical products and devices must comply with certain regulations governing the design, testing, manufacturing, packaging, servicing and marketing of medical products. Some of our products are also subject to the Radiation Control for Health and Safety Act, administered by the FDA, which imposes performance standards and record keeping, reporting, product testing and product labeling requirements for devices that emit radiation, such as x-rays. FDA product approvals may be withdrawn or suspended if compliance with regulatory standards is not maintained or if problems occur following initial marketing.
The FDA generally must clear the commercial sale of new medical devices. Commercial sales of our medical devices within the U.S. must be preceded by either a pre-market notification filing pursuant to Section 510(k) of the FD&C Act or the granting of a pre-market approval application, or PMA. A 510(k) pre-market notification filing must contain information establishing that the device to be sold is substantially equivalent to a device commercially distributed prior to May 28, 1976. The PMA procedure involves a complex and lengthy testing and review process by the FDA and may require several years to obtain. We may need to first obtain an investigational device exemption, known as an IDE, in order to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. The FDA will grant a PMA only if after evaluating clinical data it finds that the safety and efficacy of the product has been sufficiently demonstrated. This approval may restrict the number of devices distributed or require additional patient follow-up for an indefinite period of time.
The laboratories that purchase certain of our products, including the ThinPrep System, ThinPrep Imaging System, Rapid Fetal Fibronectin Test, Aptima Combo 2, Aptima HPV and Cervista HPV tests are subject to extensive regulation under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, which requires laboratories to meet specified standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Adverse interpretations of current CLIA regulations or future changes in CLIA regulations could have an adverse effect on sales of any affected products.

Our blood screening products are subject to extensive pre- and post-market regulation as biologics by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of the products under the FD&C Act and the Public Health Service Act, and by comparable agencies in most foreign countries. The process required by the FDA before a biologic may be marketed in the U.S. generally involves the completion of pre-clinical testing; the submission of an investigational new drug application which must become effective before clinical trials may begin; and the performance of adequate and well controlled human clinical trials to establish the safety and effectiveness of the biologic’s proposed intended use.
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
We are also subject to a variety of federal, state and foreign laws which broadly relate to our interactions with healthcare practitioners and other participants in the healthcare system, including, among others, the following:

•	anti-kickback and anti-bribery laws, such as the Foreign Corrupt Practices Act, or FCPA, the UK’s Bribery Act 2010, or the UK Anti-Bribery Act;

•
laws regulating the confidentiality of sensitive personal information and the circumstances under which such information may be released, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH Act; and

•
healthcare reform laws, such as the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, which we refer to together as PPACA, which include new regulatory mandates and other measures designed to constrain medical costs, as well as stringent new reporting requirements of financial relationships between device manufacturers and physicians and teaching hospitals.

In addition, we are subject to numerous federal, state, foreign and local laws relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances, among others. We may be required to incur significant costs to comply with these laws and regulations in the future, and complying with these laws may result in a material adverse effect upon our business, financial condition and results of operations.
Sales of medical devices outside of the U.S. are subject to foreign requirements that vary widely from country to country. For example, our ability to market our products outside of the U.S. is contingent upon maintaining our International Standards Organization, or ISO, certification, complying with European directives and in some cases receiving specific marketing authorization from the appropriate foreign regulatory authorities. Foreign registration is an ongoing process as we register additional products and/or product modifications.
The time required to obtain approval from a foreign country to market and sell our products may be longer or shorter than that required for FDA approval and the requirements may differ. In addition, we may be required to meet the FDA’s export requirements or receive FDA export approval for the export of our products to foreign countries.
In September 2012, the European Commission proposed new regulations for medical devices. The proposed new regulations cover in one regulation devices that are currently the subject of three separate directives. The adoption of these regulations may impact our international operations through a broadened scope of medical device oversight and/or regulatory reach. Compliance with the new European Commission regulations, if and when adopted, may impose additional administrative and financial burdens on us.
Federal, state and foreign regulations regarding the manufacture and sale of medical devices and pharmaceuticals are subject to future change. We cannot predict what impact, if any, such changes might have on our business.
For additional information about the regulations to which our business is subject and the impact such regulations may have on our business, see the disclosures under the caption “Risk Factors” in Item 1A below.
Reimbursement
Market acceptance of our medical products in the U.S. and other countries is dependent upon the purchasing and procurement practices of our customers, patient demand for our products and procedures, and the reimbursement of patients’ medical expenses by government healthcare programs, private insurers or other healthcare payors. In the U.S., the Centers for Medicare & Medicaid Services, known as CMS, establishes coverage policies and payment rates for Medicare beneficiaries. CMS publishes payment rates for physician, hospital, laboratory and ambulatory surgical center services on an annual basis.

Under current CMS policies and regulations, varying payment levels have been established for tests and procedures performed using our products. Coverage policies for Medicare patients may vary by regional Medicare contractor in the absence of a national coverage determination and payment rates for procedures will vary based on the geographic price index. Coverage and reimbursement for patients with private insurance is dependent on the individual private payor’s decisions and may not follow the policies and rates established by CMS. Moreover, private insurance carriers may choose not to follow the CMS coverage policies or payment rates. The use of our products outside of the U.S. is similarly affected by reimbursement policies adopted by foreign regulatory authorities and insurance carriers.
Healthcare reform proposals and medical cost containment measures are being adopted in the U.S. and in many foreign countries. These reforms and measures, including those envisioned by the adoption in 2010 of U.S. healthcare reform, could among other things limit the use of our products and treatments and further reduce payment rates or coverage available for such use. In addition, the uncertainty in the medical community regarding their nature and effect could have an adverse effect on our customers’ purchasing decisions regarding our products and treatments and could harm our business, results of operations, financial condition and prospects. Significant reductions in payment rates proposed or implemented for the use of any our products have had and may continue to have a material adverse effect on the sales of those products. We also expect that pricing of medical products and services will remain under pressure as alternative payment models such as bundling, value-based purchasing, integrated health systems and accountable care organizations begin to take shape in the U.S.
On October 31, 2014, CMS for the first time released payment rates for screening and diagnostic 3D mammography (breast tomosynthesis). This action establishes national average payment rates for the Category I Current Procedural Terminology (CPT) code for 3D mammography screening and creates a new add-on Healthcare Common Procedure Coding System (HCPCS) code for 3D diagnostic mammography. These codes and rates go into effect January 1, 2015. Coverage policies for 3D mammography still need to be determined by most government and private payors. We continue to work with governmental authorities, professional societies, healthcare providers, insurance companies and other third-party payors in efforts to secure policies and payment for the use of 3D tomosynthesis.
Employees
As of September 27, 2014, we had approximately 5,351 full-time employees, including 1,567 in manufacturing operations, 775 in research and development, 2,374 in marketing, sales and support services, and 635 in finance and administration. The non-management employees of our Hitec-Imaging subsidiary located in Germany are represented by a union. Hitec-Imaging’s 79 non-management German employees were subject to collective bargaining agreements negotiated on a national and regional basis between Unternehmens-Verband Südôstliches Westfalen e.V., the Employers Association of North Rhine-Westphalia, and the German Metal Workers Union, IndustrieGewerkschaft Metall. In addition, Hitec-Imaging’s German employees are represented by a works council, a Betriebsrat, with respect to various shop agreements for social matters and working conditions. We believe that our relationship with our employees is good. Except as described herein, none of our other employees are represented by a union.
Seasonality
Worldwide sales, including U.S. sales, do not reflect any significant degree of seasonality; however, customer purchases of our GYN Surgical products have been historically lower in our second fiscal quarter as compared to our other fiscal quarters. We expect continuing fluctuations in our manufacture and shipment of blood screening products and instruments to our blood screening collaborator, Grifols, which vary each period based on Grifols’ inventory levels and supply chain needs. Our respiratory infectious disease product line is also subject to significant seasonal and year-over-year fluctuations. In addition, the summer months, which occur during our fiscal fourth quarter, typically have had lower order rates internationally for most of our products.

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
Sales and market acceptance of our medical products and the treatments facilitated by our products in the U.S. and other countries is dependent upon the coverage decisions and reimbursement policies established by government healthcare programs and private health insurers. Market acceptance of our products and treatments has and will continue to depend upon our customers’ ability to obtain an appropriate level of coverage for, and reimbursement from third-party payors for, these products and treatments.
Healthcare reform proposals and medical cost containment measures are being adopted in the U.S. and in many foreign countries. These reforms and measures, including those envisioned by the adoption in 2010 of U.S. healthcare reform, could among other things limit the use of our products and treatments and further reduce reimbursement available for such use. In addition, the uncertainty in the medical community regarding their nature and effect could have an adverse effect on our customers’ purchasing decisions regarding our products and treatments and could harm our business, results of operations, financial condition and prospects. Significant reductions in reimbursement rates proposed or implemented for the use of any our products have had and may continue to have a material adverse effect on the sales of those products. We also expect that pricing of medical products and services will remain under pressure as alternative payment models such as bundling, value-based purchasing and accountable care organizations develop in the U.S.
The adoption of healthcare reform in the U.S. and the uncertainty surrounding the implementation of these reforms could harm our business and prospects.
The healthcare industry has undergone significant change driven by various efforts to reduce costs, trends toward managed care, cuts in Medicare, consolidation of healthcare distribution companies and collective purchasing arrangements by office-based healthcare practitioners. The effect of the implementation of PPACA on our business is uncertain. Among other things, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of certain medical devices which became effective on January 1, 2013. We expect that this excise tax will continue to apply to the majority, if not all, of our products sold in the U.S. In addition, the judgments we make regarding which of our products are subject to the excise tax based on our interpretations of the law, related Internal Revenue Service, or IRS, regulations and the underlying factors used to calculate the amount of tax due on the sale of such products could differ from the judgments made by the IRS, resulting in additional charges to our results of operations. Our U.S. product revenues represented 74% of our net product revenues for the years ended September 27, 2014 and September 28, 2013. The Company incurred $21.9 million and $15.7 million of excise tax expense related to the domestic sales of its medical device products for the years ended September 27, 2014 and September 28, 2013, respectively.

The law also includes regulatory mandates and other measures designed to constrain medical costs, as well as stringent reporting requirements of financial relationships between device manufacturers and physicians and teaching hospitals. Specifically, under Section 6002 of PPACA, which is commonly referred to as the Physician Payment Sunshine Act, we are required to collect data on and annually report to CMS certain payments or other transfers of value to physicians and teaching hospitals and annually report certain ownership and investment interests held by physicians or their immediate family members. Compliance with the healthcare legislation, including with these reporting requirements and the excise tax, has imposed significant additional administrative and financial burdens on us. Various healthcare reform proposals have also emerged at the state level. The healthcare reform legislation and these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. These reforms include a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. In addition, the excise tax has increased our costs of doing business. The impact of this healthcare reform legislation, and practices including price regulation, competitive pricing, comparative effectiveness of therapies, technology assessments, and managed care arrangements could harm our business and prospects, results of operations and/or financial condition. Healthcare reform proposals and medical cost containment measures in the U.S. and in many foreign countries could:

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
We operate in a highly regulated industry. As a result, governmental actions may adversely affect our business, operations or financial condition, including:

•
new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, method of delivery and payment for healthcare products and services;

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
We anticipate that governmental authorities will continue to scrutinize the healthcare industry closely and that additional regulation by governmental authorities may cause increased compliance costs, exposure to litigation and other adverse effects to our operations.
Guidelines, recommendations and studies published by various organizations may reduce the use of our products.
Professional societies, government agencies, practice management groups, private health/science foundations, and organizations involved in healthcare issues may publish guidelines, recommendations or studies to the healthcare and patient communities. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, cost-effectiveness, and use of related therapies. Organizations like these have in the past made recommendations about our products and those of our competitors. Recommendations, guidelines or studies that are followed by healthcare providers and insurers could result in decreased use of our products. For example, in November 2012, the American Congress of Obstetrics and Gynecologists, known as the ACOG, released updates in which they have recommended less frequent cervical cancer screening similar to guidelines released in March 2012 by the U.S. Preventative Services Task Force and the American Cancer Society. We believe that these recommendations and guidelines may have contributed to increased screening intervals for cervical cancer, which we believe has and may continue to adversely affect our ThinPrep revenues.

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

•
other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products, including, for example, changes requested by the FDA in connection with pre-market approval applications or 510(k) clearance.

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
In some instances we have entered into corporate collaborations, including alliances and joint ventures, with certain partners or companies that could make it more difficult for us to enter into advantageous business transactions or relationships with others.
With respect to certain of our products we have relied, to a significant extent, on corporate collaborators for funding development and marketing. In addition, we expect to rely on our corporate collaborators for the commercialization of certain products. If any of our corporate collaborators were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the development or commercialization and subsequent marketing of the products contemplated by the collaboration could be delayed or terminated. We cannot control the amount and timing of resources our corporate collaborators devote to our programs or potential products.
The continuation of any of these collaboration agreements depends upon their periodic renewal by us and our collaborators. If any of our current collaboration agreements are terminated, or if we are unable to renew those collaborations on acceptable terms, we may be required to devote additional internal resources to product development or marketing or to terminate some development programs or seek alternative corporate collaborations. In addition, in the event of a dispute under our current or any future collaboration agreements, a court or arbitrator may not rule in our favor and our rights or obligations under an agreement subject to a dispute may be adversely affected, which may have an adverse effect on our business or operating results. Any corporate collaboration may divert management time and resources. Entering into a disadvantageous corporate collaboration, failing to manage a collaboration effectively, or failing to comply with the obligations associated with a collaboration, could harm our business and prospects.
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
Blood screening, medical diagnostic and surgical device products are regulated by the FDA as well as other foreign medical regulatory bodies. In some cases, such as in the U.S. and the EU, certain products may also require individual lot release testing. Maintaining compliance with multiple regulators, and multiple centers within the FDA, adds complexity and cost to our manufacturing processes. In addition, our manufacturing facilities and those of our contract manufacturers are subject to periodic regulatory inspections by the FDA and other regulatory agencies, and these facilities are subject to the FDA's Quality System Regulation and Good Manufacturing Practices. We or our contractors may fail to satisfy these regulatory requirements in the future, and any failure to do so may prevent us from selling our products.
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
Our products may be subject to recalls even after receiving regulatory clearance or approval, which could harm our reputation, business and prospects.
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
We and our contract manufacturers manufacture our products at a relatively limited number of different facilities located throughout the world. An interruption in manufacturing capabilities at any of these facilities, as a result of equipment failure or other reasons, could reduce, delay or prevent the production of our products. Our manufacturing facilities and those of our contract manufacturers are subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods or weather conditions. Manufacturing facilities may experience plant shutdowns, strikes or other labor disruptions, or periods of reduced production as a result of equipment failures, loss of power, gray outs, delays in deliveries or extensive damage, which could harm our business and prospects. Because some of our manufacturing operations are located outside the U.S., including in Costa Rica, Canada, the United Kingdom, Germany and China, those manufacturing operations are also subject to additional challenges and risks associated with international operations described below.
Our inability to obtain, or any delay in obtaining, any necessary U.S. or foreign regulatory clearances or approvals for our newly developed products and treatments or product enhancements could harm our business and prospects.
Our products and treatments are subject to a high level of regulatory oversight. Our inability to obtain, or any delay in obtaining, any necessary U.S. or foreign regulatory clearances or approvals for our newly developed products or product enhancements could harm our business and prospects. The process of obtaining clearances and approvals can be costly and time-consuming. In addition, there is a risk that any approvals or clearances, once obtained, may be withdrawn or modified.
Medical devices cannot be marketed in the U.S. without 510(k) clearance or premarket approval by the FDA. Any modifications to a device that has received a pre-market approval that affect the safety or effectiveness of the device require a pre-market approval supplement or possibly a separate pre-market approval, either of which is likely to be time-consuming, expensive and uncertain to obtain. If the FDA requires us to seek one or more pre-market approval supplements or new pre-market approvals for any modification to a previously approved device, we may be required to cease marketing or to recall the modified device until we obtain approval, and we may be subject to significant criminal and/or civil sanctions, including, but not limited to, regulatory fines or penalties.

Medical devices sold in the U.S. must also be manufactured in compliance with FDA Good Manufacturing Practices, which regulate the design, manufacture, packing, storage and installation of medical devices. Moreover, medical devices are required to comply with FDA regulations relating to investigational research and labeling. States may also regulate the manufacture, sale and use of medical devices, particularly those that employ x-ray technology. Our products are also subject to approval and regulation by foreign regulatory and safety agencies.
Delays in receipt of, or failure to obtain, clearances or approvals for future products could delay or preclude realization of product revenues from new products or result in substantial additional costs which could decrease our profitability. In September 2012, the European Commission proposed new regulations for medical devices. The proposed new regulations cover in one regulation devices that are currently the subject of three separate directives The adoption of these regulations may impact our international operations through a broadened scope of medical device oversight and/or regulatory reach. Compliance with the new European Commission regulations, if and when adopted, may impose additional administrative and financial burdens on us.
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
Our business may be harmed by prior acquisitions or acquisitions we may complete in the future.
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

•
potential difficulties in implementing controls, procedures and policies, including disclosure controls and procedures and internal control over financial reporting, appropriate for a larger public company at companies that, prior to the acquisition of such companies, had lacked such controls, procedures and policies, which may result in ineffective disclosure controls and procedures or material weaknesses in internal control over financial reporting;

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
Some of the markets in which we compete have been flat or declining. For example, in fiscal 2014 and 2013, we experienced declines in domestic sales of our ThinPrep and NovaSure systems, and worldwide sales of our 2D mammography systems. We attribute the decline in ThinPrep system sales to the increased time intervals between cervical cancer screenings as a result of recent screening recommendations, the decline in the sale of NovaSure systems to the continuing effect of unemployment and economic uncertainty and the increase in insurance deductibles and the availability of less expensive, although often less effective, alternative therapies, and the decline in 2D mammography sales to our introduction of the Dimensions 3D tomosynthesis system. At the end of fiscal 2013 and in 2014, we also experienced a modest decline in prices for our molecular diagnostics products. We also continue to experience pressures resulting from ongoing economic challenges and uncertainty resulting from healthcare reforms, reimbursement pressures and capital budget uncertainty. We expect such trends and pressures to continue in fiscal 2015.
To offset these pressures, we are pursuing a number of strategies to sustain our business, including:

•
continuing to aggressively place our molecular diagnostics instrumentation in laboratories, particular our Panther system, to drive longer term growth from the use of those systems and the purchase of our assays;

•	continuing to aggressively market and sell our Dimensions 3D tomosynthesis system;

•	expanding our product offerings, particularly within our Diagnostics segment;

•	allocating research and development funding to products with higher growth prospects;

•	developing new applications for our technologies;

•	strengthening our presence in selected geographic markets;

•	implementing targeted customer initiatives; and

•	supporting cross-selling opportunities of products and services to take advantage of the breadth of our product offerings.
We may not be able to successfully implement these strategies, and these strategies may not result in the desired growth of our business.
Consolidation in the healthcare industry could lead to increased demands for price concessions or the exclusion of some suppliers from certain of our significant market segments, which could harm our business and prospects.
The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry, including with respect to hospitals and clinical laboratories. This consolidation has resulted in greater pricing pressures, decreased average selling prices, and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of our hospital customers. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers and competitors, which may reduce competition and continue to exert further downward pressure on the prices of our products and adversely impact our business, financial condition or results of operations. In particular, we are dependent upon a relatively small number of large clinical laboratory customers in the U.S. for a significant portion of our sales of diagnostics products. Due in part to a trend toward consolidation of clinical laboratories in recent years and the relative size of the largest U.S. laboratories, it is likely that a significant portion of these sales will continue to be concentrated among a relatively small number of large clinical laboratories.
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

Additionally, the U.S. Supreme Court has issued several recent decisions, the full impact of which is not yet known. For example, in March 2012 in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patentable subject matter. The decision appears to impact diagnostics patents that merely apply a law of nature via a series of routine steps and has created uncertainty around the patentability of certain biomarker-related method claims. Additionally, in June 2013 in Association for Molecular Pathology v. Myriad Genetics, Inc., the Court held that claims to isolated genomic DNA are not patentable, but claims to complementary DNA, or cDNA, molecules were held to be valid. The effect of the decision on patents for other isolated natural products is uncertain and we may lose competitive advantages should the subject matter of an exclusive license be deemed non-statutory and we therefore fail to maintain exclusivity to such subject matter as a result.
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
We have relied primarily on a combination of trade secrets, patents, copyrights and confidentiality procedures to protect our products and technology. Despite these precautions, unauthorized third parties may infringe our intellectual property, or copy or reverse engineer portions of our technology. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. We do not know if current or future patent applications will be issued with the full scope of the claims sought, if at all, or whether any patents that do issue will be challenged or invalidated. The patents that we own or license could also be subject to interference proceedings or similar disputes over the priority of the inventions, and an unfavorable outcome could require us to cease using the related technology or to attempt to license rights to the technology from the prevailing party. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in the field of biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us.
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
We are subject to a number of additional risks and expenses due to our international operations, including our operations in China. Any of these risks or expenses could harm our operating results. These risks and expenses include:

•	difficulties in developing staffing and simultaneously managing operations in multiple locations as a result of, among other things, distance, language and cultural differences;

•	protectionist laws and business practices that favor local companies;

•	difficulties in the collection of trade accounts receivable;

•	difficulties and expenses related to implementing internal control over financial reporting and disclosure controls and procedures;

•	expenses associated with customizing products for clients in foreign countries;

•	possible adverse tax consequences;

•	the inability to obtain favorable third-party reimbursements;

•	the inability to obtain required regulatory approvals;

•	governmental currency controls;

•	multiple, conflicting and changing government laws and regulations (including, among other things antitrust and tax requirements);

•	operation in parts of the world where strict compliance with anti-bribery laws may conflict with local customs and practices;

•	reduced protection for intellectual property rights in some countries;

•	political and economic changes and disruptions, export/import controls and tariff regulations;

•	the inability to effectively obtain or enforce intellectual property rights and otherwise protect against clone or “knock off” products; and

•	the lack of ability to enforce non-compete agreements with former owners of acquired businesses competing with us in China and other foreign countries.
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
We rely on strategic relationships with a number of key distributors for sales and service of our products. For example, in our Diagnostics business we are dependent on Grifols to distribute the blood screening products we manufacture. Commercial blood screening product sales to Grifols accounted for 18.8% and 16.6% of our Diagnostics segment revenue in fiscal 2014 and 2013 respectively. If our blood screening relationship or any of our other strategic relationships are terminated and not replaced, our revenues and/or ability to service our products in the territories serviced by these distributors could be adversely affected. If any of our distribution or marketing agreements are terminated, particularly our blood screening collaboration agreement, or if we elect to distribute new products directly, we will have to invest in additional sales and marketing resources, including additional field sales personnel, which would significantly increase future selling, general and administrative expenses. We may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all. If we fail to enter into acceptable distribution or marketing agreements or fail to successfully market our products, our product sales will decrease. We may also be exposed to risks as a result of transitioning a territory from a distributor sales model to a direct sales model, such as difficulties maintaining relationships with specific customers, hiring appropriately trained personnel or ensuring compliance with local product registration requirements, any of which could result in lower revenues than previously received from the distributor in that territory.
Fluctuations in the exchange rates of European currencies and the other foreign currencies in which we conduct our business, in relation to the U.S. dollar, could harm our business and prospects.
We maintain sales and service offices outside the U.S., have manufacturing facilities outside the U.S. in Costa Rica, Canada, the United Kingdom, Germany and China, and conduct business worldwide. The expenses of our international offices are denominated in local currencies, except at our Costa Rica subsidiary, where the majority of business is conducted in U.S. dollars. Our foreign sales may be denominated in local currencies, the Euro or U.S. dollar.
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
We have only one third-party manufacturer for certain of our product lines and rely on one or a limited number of suppliers for some key raw materials, components or subassemblies for our products. This reliance exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs.
Certain of our raw materials, components or subassemblies are purchased from a single-source due to cost, quality, expertise or other considerations. Obtaining alternative sources of supply of these raw materials, components or subassemblies could involve significant delays and other costs and regulatory challenges, and may not be available to us on reasonable terms, if at all. The failure of a supplier to provide sufficient quantities, acceptable quality and timely delivery of goods at an acceptable price, or an interruption in the delivery of goods from such a supplier could harm our business and prospects. Any disruption of supplies of goods could delay or reduce shipments, which could result in lost or deferred sales. For example, we have one third-party manufacturer for each of our molecular diagnostics instruments. KMC Systems, Inc., or KMC Systems, is the only manufacturer of the Tigris instrument; Stratec Biomedical AG, or Stratec, is the only manufacturer of the Panther instrument; and D&K Engineering, Inc., or D&K, is the only manufacturer of the Tomcat instrument. We have no firm long-term commitments from KMC Systems, Stratec, D&K or any of our other contract manufacturers to supply goods to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. If KMC Systems, Stratec, D&K or any of our other third-party manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its development or manufacturing operations or becomes insolvent or otherwise fails to supply us with goods in sufficient quantities, then instrument shipments to our customers could be delayed, which would decrease our revenues and harm our competitive position and reputation. Further, because we place orders with our manufacturers based on forecasts of expected demand for our products, if we inaccurately forecast demand we may be unable to obtain adequate manufacturing capacity or adequate quantities of components to meet our customers' delivery requirements. Similarly, we rely on one or a limited number of suppliers for some key raw materials for our products. For example, our current supplier of certain key raw materials for certain of our amplified NAT diagnostic assays, pursuant to a fixed-price contract, is Roche and we have a supply and purchase agreement for oligonucleotides for HPV with Roche Molecular Systems, Inc. We also have a supply agreement with an affiliate of GE for membranes used in connection with our ThinPrep product line. GE competes with us in our Breast Health and Skeletal Health businesses.

We may in the future need to find new contract manufacturers or suppliers to replace existing manufacturers or suppliers, increase our volumes or reduce our costs. We may not be able to find contract manufacturers or suppliers that meet our needs, and even if we do the process is expensive and time consuming. If we are required or elect to change contract manufacturers or suppliers, we may lose revenues and our customer relationships may suffer.
We may experience unexpected problems and expenses associated with our planned consolidation of operations and facilities that could materially harm our business and prospects.
We continually review our operations and facilities in an effort to reduce costs and increase efficiencies. To that end, we recently completed consolidating our Madison, Wisconsin molecular diagnostics operations into our facilities in San Diego, California. During fiscal 2013, we moved our selenium panel coating production line into our digital detector manufacturing facility in Newark, Delaware from Germany, and have completed the consolidation of our breast biopsy operations, including manufacturing, research and development and sales support to our Costa Rica manufacturing facility and facilities in Massachusetts. Uncertainty is inherent within the consolidation process, and unforeseen circumstances, costs and expenses could offset the anticipated benefits, disrupt operations, including the timely delivery of products and service to customers, and impact product quality, which could materially harm our business and prospects. In addition, we may fail to retain key employees who possess specific knowledge or expertise and who we depend upon for the timely and successful transition, we may not be able to attract a sufficient number of skilled workers at the new locations to handle the additional production and other demands, and the relocation may absorb significant management and key employee attention and resources. If any of these risks materialize, our business, results of operations, financial condition and prospects may be adversely affected.
We face intense competition from other companies and may not be able to compete successfully.
A number of companies have developed, or are expected to develop, products that compete or will compete with our products. In addition, some companies may have significant competitive advantages over us, which may make them more attractive to hospitals, radiology clients, group purchasing organizations, laboratories, and physicians, including:

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
Although we do not currently have any customers that represent more than 10% of our consolidated revenues, a material portion of product sales in our Diagnostics segment comes from a limited number of customers. We have long-term commitments with some of our Diagnostics’ customers, but only our collaboration agreement with Grifols results in revenues of more than 10% of our Diagnostics segment's total revenues. Product sales from our blood screening collaboration with Grifols accounted for 18.8% and 16.6% of our Diagnostics segment revenue in fiscal 2014 and 2013, respectively. In fiscal 2014, our blood screening collaboration was largely dependent on two significant customers in the U.S., The American Red Cross and Creative Testing Solutions, although we did not receive any revenues directly from those entities. We anticipate that our operating results in our Diagnostics segment will continue to depend, to a significant extent, upon revenues from a small number of customers. The loss of any of these key customers, or a significant reduction in sales volume or pricing to these customers, could significantly reduce our Diagnostics segment revenues or profitability.
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
We are subject to the provisions of a federal law commonly known as the anti-kickback statute, and several similar state laws, which prohibit payments intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. While the federal law applies only to products or services for which payment may be made by a federal healthcare program, state laws often apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing and other promotional activities of manufacturers of medical devices by limiting the kinds of financial arrangements, including sales programs, that may be used with hospitals, physicians, laboratories and other potential purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or are for items or services that were not provided as claimed. Anti-kickback and false claims laws prescribe civil and criminal penalties (including fines) for noncompliance that can be substantial. Similarly, our international operations are subject to the provisions of the FCPA, which prohibits U.S. companies and their representatives from offering, promising, authorizing, or making payments to foreign officials for the purpose of influencing any act or decision of such official in his or her official capacity, inducing the official to do any act in violation of his or her lawful duty, or to secure any improper advantage in obtaining or retaining business. In many countries, the healthcare professionals we regularly interact with may meet the definition of a foreign official for purposes of the FCPA. In addition to the FCPA, our international operations are also subject to various other international anti-bribery laws such as the UK Anti-Bribery Act. Our policies mandate compliance with these anti-bribery laws. However, despite meaningful measures that we undertake to facilitate lawful conduct, which include training and compliance programs and internal control policies and procedures, we may not always prevent unauthorized, reckless or criminal acts by our employees or agents, or employees or agents of businesses or operations we may acquire. It is possible that our practices might be challenged under federal or state anti-kickback, FCPA or similar laws due to the breadth of the statutory provisions and the absence of extensive guidance regarding compliance. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and have a material adverse effect on our business, financial condition and results of operations. We also could be subject to adverse publicity, severe penalties, including criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes and other remedial actions. Moreover, our failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, and withdrawal of an approved product from the market.
Failure to comply with laws relating to the confidentiality of sensitive personal information or standards related to the transmission of electronic health data, may require us to make significant changes to our products, or incur penalties or other liabilities.
State, federal and foreign laws, such as the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, regulate the confidentiality of sensitive personal information and the circumstances under which such information may be released. These measures may govern the disclosure and use of personal and patient medical record information and may require users of such information to implement specified security measures, and to notify individuals in the event of privacy and security breaches. Evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to re-design our products in a timely manner to reflect these legal requirements, either of which could have an adverse impact on our results of operations. Other health information standards, such as regulations under HIPAA, establish standards regarding electronic health data transmissions and transaction code set rules for specified electronic transactions, for example transactions involving submission of claims to third party payors. These standards also continue to evolve and are often unclear and difficult to apply. In addition, under the federal Health Information Technology for Economic and Clinical Health Act, or HITECH Act, some of our businesses that were previously only indirectly subject to federal HIPAA privacy and security rules became directly subject to such rules because the businesses may be deemed to serve as “business associates” to certain of our customers. In January 2013, the Office for Civil Rights of the Department of Health and Human Services released a final rule implementing the HITECH Act and making certain other changes to HIPAA privacy and security requirements. Compliance with the rule will increase the requirements applicable to some of our businesses. Failure to maintain the confidentiality of sensitive personal information in accordance with the applicable regulatory requirements, or to abide by electronic health data transmission standards, could expose us to breach of contract claims, fines and penalties, costs for remediation and harm to our reputation.

New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.
In August 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The conflict minerals rule requires companies annually to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and other specified countries. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.
Security breaches and other disruptions could compromise our information, expose us to liability and harm our reputation and business.
In the ordinary course of our business we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations and business strategy. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate personal or confidential business information. In addition, an associate, contractor, or other third-party with whom we do business may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. Any such compromise of our data security and access, public disclosure, or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, damage our reputation and customers’ willingness to transact business with us, and subject us to additional costs and liabilities any of which could adversely affect our business. Although we have experienced occasional, actual or attempted breaches of our computer systems, to date none of these breaches has had a material effect on our business, operations or reputation.
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
The sale and use of our diagnostic products could also lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect that resulted in inaccurate test results or the failure to detect a disorder for which it was being used to screen, or caused injuries to a patient. Any product liability claim brought against us, with or without merit, could result in an increase in our product liability insurance rates or the inability to secure additional coverage in the future. Also, even a meritless or unsuccessful product liability claim could be time consuming and expensive to defend, which could result in a diversion of management’s attention from our business and could adversely affect the perceived safety and efficacy of our products, and could harm our business and prospects.

We use hazardous materials and products.
Our research and development and manufacturing processes involve the controlled use of hazardous materials, such as toxic and carcinogenic chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state, foreign and local regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of this type of accident, we could be held liable for any resulting damages, and any such liability could be extensive. From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances, or REACH, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS, and the Waste Electrical and Electronic Equipment Directive, or WEEE, enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. This and similar legislation that has been or is in the process of being enacted in Japan and China and various states of the U.S. may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These redesigns or the use of alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects. We believe we comply with all such legislation where our products are sold and we will continue to monitor these laws and the related regulations to determine our responsibilities. We are also subject to substantial regulation relating to occupational health and safety, environmental protection, hazardous substance control, and waste management and disposal. The failure to comply with such regulations could subject us to, among other things, fines and criminal liability.
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
We constantly monitor the dynamics of the economy, the healthcare industry and the markets in which we compete; and we continue to assess our key personnel that we believe are essential to our long-term success. During the last year we effected a leadership change and have made significant organizational and strategic changes in connection therewith. If we fail to effectively manage our ongoing organizational and strategic changes, our financial condition, results of operations, and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed.
Moreover, in our industry, there is substantial competition for key personnel in the regions in which we operate and we may face increased competition for such employees. The loss of any of our key personnel, particularly management or key research and development personnel, could harm our business and prospects and could impede the achievement of our research and development, operational or strategic objectives. Our success also depends upon our ability to attract and retain other qualified managerial and technical personnel. Competition for such personnel is intense. We may not be able to attract and retain personnel necessary for the development of our business.
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

All of our reporting units passed step 1 of the goodwill impairment test in fiscal 2014. One reporting unit within our Diagnostics segment passed step 1 by less than 10% and is at risk of failing such tests in the future. This reporting unit had $202.8 million of goodwill at September 27, 2014. Although we use reasonable methodologies for developing assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates are uncertain by nature and can vary from actual results. It is possible that the continuation of the current global financial and economic uncertainty could negatively affect our anticipated future cash flows, or the discount rates used to value the cash flows for each reporting unit, to such an extent that we could be required to perform an interim impairment test during fiscal 2015.
Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.
We are subject to income taxes and non-income based taxes in both the U.S. and various foreign jurisdictions. In certain instances, we take certain income tax return positions and provide additional taxes if it is more-likely-than-not that the tax position will not withstand a tax authority’s challenge. We are subject to ongoing tax audits in various jurisdictions, and tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly evaluate the likely outcomes of audits to determine the appropriateness of our tax provision and tax reserves. However, we can give no assurance that we will accurately predict the audits’ outcomes, which could have a material impact on our operating results and financial condition.
Our effective tax rate may be lower or higher than prior years due to numerous factors, including a change in our geographic earnings mix and changes in tax laws or tax rulings. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have a material impact on our business and operating results. In addition, U.S. law makers are considering several U.S. corporate tax reform proposals, including, among others, proposals which could reduce or eliminate U.S. income tax deferrals on unrepatriated foreign earnings and eliminate tax incentives, such as the domestic manufacturing deduction and research credits, in exchange for a lower U.S. statutory tax rate.
Risks Relating to our Indebtedness
We incurred significant indebtedness in order to finance the acquisition of Gen-Probe, which will limit our operating flexibility, and could adversely affect our operations and financial results and prevent us from fulfilling our obligations.
As of September 27, 2014, we had approximately $4.27 billion aggregate principal of indebtedness. We also have other contractual obligations and deferred tax liabilities. This significant level of indebtedness and our other obligations may:

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
If there were an event of default under one of our debt instruments or a change of control, the holders of the debt could cause all amounts outstanding with respect to that debt to be due and payable immediately and may be cross-defaulted to other debt, including our senior notes. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default or a change of control, and there is no guarantee that we would be able to repay, refinance or restructure the payments on such debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”
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
A significant portion of our indebtedness is subject to floating interest rates, which makes us more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in our business. As of September 27, 2014, approximately $2.05 billion aggregate principal of our indebtedness, which represents the outstanding principal under our tranche A term loan facility and our tranche B term loan facility, was subject to floating interest rates. We currently have no hedging arrangements in place to mitigate the impact of higher interest rates.

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
Provisions in our charter, bylaws, and indebtedness may have the effect of discouraging advantageous offers for our business or common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.
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
In November 2013, we announced that our Board of Directors authorized the repurchase of up to $250 million of our outstanding common stock over the next three years. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock on the open market or in privately negotiated transactions in the U.S. The timing and amount of stock repurchases will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program. Repurchases pursuant to our stock repurchase program could affect our stock price and increase the volatility of our common stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. Through September 27, 2014, we had not repurchased any shares of our common stock under this stock repurchase program.

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
____________

(a)
We currently occupy approximately 59,000 square feet of this building, which houses our plate manufacturing facility, including both a Class 1 and a Class 2 clean room. We lease approximately 105,000 square feet of the facility to Siemens under a lease which expires in April 2020.

(b)	Subject to a mortgage to secure obligations under our senior secured credit facilities.

(c)	We currently occupy approximately 221,000 square feet of this building, with the remaining space available to accommodate future growth.
We lease other facilities utilized for office space and manufacturing and distribution operations across the United States, Europe, Canada and China. We also lease several sales and service offices throughout the world.

Item  3. Legal Proceedings
For a discussion of legal matters as of September 27, 2014, please see Note 13 to our consolidated financial statements entitled “Litigation and Related Matters,” which is incorporated by reference into this item.

Item  4. Mine Safety Disclosures
Not Applicable.

PART II

Item  5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. Our common stock is traded on the Nasdaq Global Select Market under the symbol “HOLX.” The following table sets forth the high and low sales prices per share of our common stock, as reported by the Nasdaq Global Select Market.

Fiscal Year Ended September 27, 2014	High	Low
First Quarter	$23.07	$19.25
Second Quarter	22.72	19.91
Third Quarter	26.18	20.24
Fourth Quarter	26.75	24.07
Fiscal Year Ended September 28, 2013	High	Low
First Quarter	$22.00	$18.51
Second Quarter	23.96	19.76
Third Quarter	22.97	18.90
Fourth Quarter	23.24	18.46
Number of Holders. As of November 14, 2014, there were approximately 1,243 holders of record of our common stock, including multiple beneficial holders at depositories, banks and brokers listed as a single holder in the street name of each respective depositary, bank or broker.
Dividend Policy. We have never declared or paid cash dividends on our capital stock, and we have no plans to do so. Our current policy is to retain all of our earnings to finance future growth, pay down our existing indebtedness and repurchase our common stock. The existing covenants under our debt instruments also place limits on our ability to issue dividends and repurchase stock.
Recent Sales of Unregistered Securities. We did not sell unregistered equity securities during the fourth quarter of fiscal 2014.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions)
June 29, 2014 – July 26, 2014	33	$20.27	—	$250.0
July 27, 2014 – August 23, 2014	23,858	25.60	—	250.0
August 24, 2014 – September 27, 2014	—	—	—	250.0
Total	23,891	$25.59	—	$250.0
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

(2)
On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock over a three year period. Through September 27, 2014, we had not repurchased any shares of our common stock under this program.

Stock Performance Graph
The following graph compares cumulative total shareholder return on our common stock since September 26, 2009 with the cumulative total return of the Russell 1000 Index and the Standard & Poor’s Health Care Supplies Index. This graph assumes the investment of $100 on September 26, 2009 in our common stock, the Russell 1000 Index and the S&P Health Care Supplies Index. Measurement points are the last trading day of each respective fiscal year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hologic, Inc., the Russell 1000 Index, and S&P Health Care Supplies

$250
$200
$150
$100
$50
$0
9/26/09
9/25/10
9/24/11
9/29/12
9/28/13
9/27/14
Hologic, Inc.
Russell 1000
S&P Health Care Supplies

*$100 invested on 9/26/09 in stock or index, including reinvestment of dividends.

Fiscal year ending September 27.

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

	Fiscal Years Ended
	September 27, 2014 (5)	September 28, 2013 (4)	September 29, 2012 (3)	September 24, 2011 (2)	September 25, 2010 (1)
	(In millions, except per share data)
Consolidated Statement of Operations Data
Total revenues	$2,530.7	$2,492.3	$2,002.6	$1,789.3	$1,679.6
Total operating costs and expenses	$2,251.0	$3,398.5	$1,888.9	$1,414.9	$1,609.6
Net income (loss)	$17.3	$(1,172.8)	$(73.6)	$157.2	$(62.8)
Basic net income (loss) per common share	$0.06	$(4.36)	$(0.28)	$0.60	$(0.24)
Diluted net income (loss) per common share	$0.06	$(4.36)	$(0.28)	$0.59	$(0.24)
Consolidated Balance Sheet Data
Working capital	$946.2	$535.8	$901.7	$833.5	$657.0
Total assets	$8,414.7	$9,000.8	$10,477.1	$6,008.8	$5,625.8
Long-term debt obligations, less current portion (6)	$4,162.6	$4,254.4	$4,986.3	$1,506.4	$1,467.5
Total stockholders’ equity	$2,063.0	$1,941.5	$2,961.0	$2,936.9	$2,698.5
____________

(1)
Fiscal 2010 total operating costs and expenses include impairment charges of $143.5 million for intangible assets and $76.7 million for goodwill, both of which related to our MammoSite reporting unit within our Breast Health reportable segment. Also included in total costs and expenses was $11.4 million of net charges for litigation related settlements.

(2)
Fiscal 2011 total operating costs and expenses include a net gain on the sale of intellectual property of $84.5 million, and included in net income in fiscal 2011 was a debt extinguishment loss of $29.9 million.

(3)
Fiscal 2012 total operating costs and expenses include charges for contingent consideration of $119.5 million related to certain of our acquisitions, aggregate restructuring and divestiture charges of $36.6 million and acquisition transaction costs related to the Gen-Probe acquisition of $34.3 million. Included in net loss was a debt extinguishment loss of $42.3 million.

(4)
Fiscal 2013 total operating costs and expenses include a goodwill impairment charge of $1.1 billion, which related to our Molecular Diagnostics reporting unit within our Diagnostics reportable segment, contingent consideration of $91.3 million related to certain of our acquisitions, restructuring and divestiture charges of $32.8 million partially offset by a net gain on the sale of intellectual property of $53.9 million. Included in net loss was a debt extinguishment loss of $9.2 million and related transaction costs of $7.5 million.

(5)
Fiscal 2014 total operating costs and expenses include restructuring and divestiture charges of $51.7 million and intangible asset impairment charges of $32.2 million. Included in net income was a debt extinguishment loss of $7.4 million and related transaction costs of $1.0 million.

(6)
Long-term obligations are net of unamortized debt discounts of $121.3 million, $157.1 million, $188.8 million, $236.4 million and $277.9 million for fiscal years 2014, 2013, 2012, 2011, and 2010, respectively.

Item  7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the information described under the caption “Risk Factors” in Part I, Item 1A of this report.

OVERVIEW
We are a developer, manufacturer and supplier of premium diagnostics products, medical imaging systems and surgical products. Our core business units are focused on diagnostics, breast health, GYN surgical and skeletal health. We sell and service our products through a combination of direct sales and service forces and a network of independent distributors and sales representatives.
We offer a wide range of diagnostic products which are used primarily to aid in the diagnosis of human diseases and screen donated human blood. Our primary diagnostics products include our Aptima family of assays, including our advanced instrumentation (Panther and Tigris), our ThinPrep system, the Rapid Fetal Fibronectin Test and Procleix blood screening assays. The Aptima family of assays is used to detect the infectious microorganisms that cause the common sexually transmitted diseases, or STDs, chlamydia and gonorrhea, certain high-risk strains of human papillomavirus, or HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth. In blood screening, we develop and manufacture the Procleix family of assays, which are used to detect various infectious diseases. These blood screening products are marketed worldwide by our blood screening collaborator, Grifols S.A., or Grifols, under Grifols' trademarks.
Our breast health products include a broad portfolio of breast imaging and related products and accessories, including digital and film-based mammography systems, computer-aided detection, or CAD, for mammography and minimally invasive breast biopsy devices, breast biopsy site markers, breast biopsy guidance systems and breast brachytherapy products. Our most advanced breast imaging platform, Dimensions, utilizes a technology called tomosynthesis to produce 3D images, as well as conventional 2D full field digital mammography images.
Our GYN surgical products include our NovaSure Endometrial Ablation System, or NovaSure, and our MyoSure Hysteroscopic Tissue Removal System, or MyoSure. The NovaSure system involves a trans-cervical procedure for the treatment of abnormal uterine bleeding. The MyoSure system is a tissue removal device that is designed to provide incision-less removal of fibroids, polyps, and other pathology within the uterus.
Our skeletal health products include dual-energy X-ray bone densitometry systems, an ultrasound-based osteoporosis assessment product, and our Fluoroscan mini C-arm imaging products.
Unless the context otherwise requires, references to we, us, Hologic or our company refer to Hologic, Inc. and its consolidated subsidiaries.

RECENT DEVELOPMENTS
Market acceptance of our medical products in the United States and other countries is dependent upon the purchasing and procurement practices of our customers, patient demand for our products and procedures, and the reimbursement of patients’ medical expenses by government healthcare programs, private insurers or other healthcare payors. In the United States, the Centers for Medicare & Medicaid Services, known as CMS, establishes coverage policies and payment rates for Medicare beneficiaries. Under current CMS policies, varying payment levels have been established for certain of our products and treatments. Coverage and payment policies and rates applicable to patients with private insurance are dependent upon individual private payor decisions which may not follow the policies and rates established by CMS. The use of our products outside the United States is similarly affected by payment policies adopted by foreign regulatory authorities and insurance carriers. On October 31, 2014, CMS for the first time released payment rates for screening and diagnostic 3D mammography (breast tomosynthesis). This action establishes national average payment rates for the Category I Current Procedural Terminology, or CPT, code for 3D mammography screening and creates a new add-on Healthcare Common Procedure Coding System, or HCPCS, code for 3D diagnostic mammography. These codes and rates go into effect January 1, 2015. Coverage policies for 3D mammography still need to be determined by most government and private payors.

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
In March 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and imposes new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of certain medical devices effective January 1, 2013. Since the effective date of the medical device excise tax, the Company has incurred $21.9 million and $15.7 million in fiscal 2014 and 2013, respectively, of excise tax expense related to the domestic sales of its medical device products. The law also includes regulatory mandates and other measures designed to constrain medical costs, as well as stringent reporting requirements of financial relationships between medical device manufacturers and physicians and hospitals. Compliance with the healthcare legislation, including these reporting requirements and the excise tax, has imposed significant additional administrative and financial burdens on us. Various healthcare reform proposals have also emerged at the state level and in various foreign countries. The healthcare reform legislation and these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. In addition, the excise tax has increased our cost of doing business. These reforms, cost containment measures and new taxes, including the uncertainty in the medical community regarding their nature and effect, could also have an adverse effect on our customers’ purchasing decisions regarding our products and treatments and could harm our business, results of operations, financial condition and prospects.
We operate in a highly regulated industry and other governmental actions may adversely affect our business, operations or financial condition, including, without limitation: new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, methods of delivery and payment for healthcare products and services; changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity; changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, any of which could increase our costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for our products and treatments; new laws, regulations and judicial decisions affecting pricing or marketing practices; and changes in the tax laws relating to our operations, including those associated with the recently adopted healthcare reform law discussed above.
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
Over the last few years, including in October 2014, there have been periodic significant fluctuations in foreign currencies relative to the U.S. dollar. The ongoing fluctuations of the value of the U.S. dollar may cause our products to be less competitive in international markets and may impact sales and profitability over time. A majority of our international sales are denominated in foreign currencies. Given the uncertainty in the worldwide financial markets, foreign currency fluctuations may be significant in the future and we may experience a material adverse effect on our international revenues and operating results.

ACQUISITIONS
Fiscal 2012 Acquisition:
Gen-Probe Incorporated
On August 1, 2012, we completed the acquisition of Gen-Probe for $3.97 billion, which was funded through available cash and financing consisting of senior secured credit facilities and senior notes resulting in aggregate proceeds of $3.48 billion, net of discounts. Gen-Probe’s revenue and pre-tax loss from continuing operations for the period from the acquisition date to September 29, 2012 were $89.5 million and $47.7 million, respectively.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage of total revenues represented by items as shown in our Consolidated Statements of Operations. All dollar amounts in tables are presented in millions.

	Fiscal Years Ended
	September 27, 2014	September 28, 2013	September 29, 2012
Revenues:
Product	82.8%	84.3%	82.8%
Service and other	17.2%	15.7%	17.2%
	100.0%	100.0%	100.0%
Costs of revenues:
Product	28.9%	32.8%	30.8%
Amortization of intangible assets	12.4%	12.3%	10.1%
Impairment of intangible assets	1.1%	0.1%	—%
Service and other	8.4%	8.2%	9.5%
Gross Profit	49.2%	46.6%	49.7%
Operating expenses:
Research and development	8.0%	7.9%	6.5%
Selling and marketing	13.1%	13.7%	16.1%
General and administrative	10.3%	9.1%	11.0%
Amortization of intangible assets	4.5%	4.5%	3.6%
Impairment of intangible assets	0.2%	—%	—%
Contingent consideration—compensation expense	—%	3.2%	4.0%
Contingent consideration—fair value adjustments	—%	0.5%	1.9%
Impairment of goodwill	—%	44.8%	0.3%
Gain on sale of intellectual property	—%	(2.2)%	(0.6)%
Acquired in-process research and development	—%	—%	0.2%
Restructuring and divestiture charges	2.0%	1.3%	0.9%
	38.2%	83.0%	44.0%
Income (loss) from operations	11.1%	(36.4)%	5.7%
Interest income	0.1%	0.1%	0.1%
Interest expense	(8.7)%	(11.3)%	(7.0)%
Debt extinguishment loss	(0.3)%	(0.4)%	(2.1)%
Other (expense) income, net	(0.2)%	0.1%	0.2%
Income (loss) before income taxes	1.9%	(47.9)%	(3.1)%
Provision (benefit) for income taxes	1.2%	(0.8)%	0.6%
Net income (loss)	0.7%	(47.1)%	(3.7)%

Fiscal Year Ended September 27, 2014 Compared to Fiscal Year Ended September 28, 2013
Product Sales.

	Years Ended
	September 27, 2014		September 28, 2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$1,136.9	44.9%	$1,156.2	46.4%	$(19.3)	(1.7)%
Breast Health	587.9	23.2%	576.3	23.1%	11.6	2.0%
GYN Surgical	306.6	12.1%	305.8	12.3%	0.8	0.3%
Skeletal Health	63.5	2.5%	62.6	2.5%	0.9	1.4%
	$2,094.9	82.7%	$2,100.9	84.3%	$(6.0)	(0.3)%
Diagnostics product revenues decreased 1.7% in fiscal 2014 compared to fiscal 2013 primarily due to a reduction in ThinPrep revenues of $31.5 million and a decrease of $23.1 million in Lifecodes revenue as a result of the divestiture of this product line in the second quarter of fiscal 2013. These decreases were partially offset by an increase in our molecular diagnostics products of $12.4 million primarily due to an increase in revenues from our Aptima family of assays and an increase in blood screening revenues of $24.5 million, which were partially offset by lower sales of our Tigris and Panther instrumentation and lower Prodesse sales.
We attribute the reduction in ThinPrep revenues primarily to lower domestic sales volumes resulting from an increase in screening intervals based on guidelines released in 2012 by the American Congress of Obstetrics and Gynecologists and the U.S. Preventative Services Task Force and lower average sales prices internationally.
The increase in revenues in the current year related to our Aptima family of assays was primarily due to increased volumes from our strategic alliance with Quest Diagnostics Incorporated, or Quest, entered into in the third quarter of fiscal 2013, our increased installed base of Panther instruments, and increased sales volumes of our HPV screening assay, which was FDA approved for use on our Panther system in the fourth quarter of fiscal 2013. These increases were partially offset by slightly lower average sales prices for our Aptima products due to increased competitive pressures, and a reduction in Cervista HPV revenues as our larger customers transition to our Panther system and Aptima HPV assay. The reduction in instruments sales was primarily due to the ramp up of unit sales to Quest in the fourth quarter of fiscal 2013. Prodesse revenues decreased in the current year primarily due to a milder flu season this year compared to the corresponding period in the prior year and the recent introduction of competitive products.
Our blood screening revenues increased in fiscal 2014 compared to fiscal 2013 primarily due to the inclusion of contingent revenue under our blood screening collaboration that was not recognized in the first quarter of fiscal 2013, and to a lesser extent the second quarter of fiscal 2013, due to unbilled accounts receivable being recorded as a fair value adjustment in purchase accounting. Under the collaboration, a portion of our blood screening revenue is contingent on donations testing revenue earned by our blood screening collaborator. As a result, amounts that were to be received for this contingent revenue related to inventory on hand and not yet utilized by Novartis’ (our blood screening collaborator at the time) customers as of the date we acquired Gen-Probe were recorded as unbilled accounts receivable on the balance sheet in purchase accounting, and these amounts were not recorded as revenue in our results of operations in fiscal 2013. The amount of this contingent revenue not recorded as revenue in the prior year was $23.5 million. We also experienced an increase in volume due to the recent agreement between Grifols, our current blood screening partner, and the Japanese Red Cross. These increases were partially offset by lower West Nile Virus assay sales compared to the corresponding period in fiscal 2013 as last year had a higher incidence of the West Nile Virus resulting in higher donation testing in the prior year.
Breast Health product revenues increased 2.0% in fiscal 2014 compared to fiscal 2013. Our digital mammography systems and related products revenue increased $22.8 million in fiscal 2014 compared to fiscal 2013 primarily due to the increase in 3D Dimensions units sold on a worldwide basis and higher workstations and workflow product revenue driven by our C-View product. As expected, we continue to experience a decline in the number of 2D systems sold as customers transition to the 3D Dimensions systems, which is occurring primarily in the United States. In addition, our breast biopsy products revenue increased $2.3 million in fiscal 2014 compared to fiscal 2013 primarily due to the increase in the number of Eviva biopsy devices sold worldwide. These increases were partially offset by declines in our analog mammography systems and Hitec Imaging products.

GYN Surgical product revenues increased 0.3% in fiscal 2014 compared to fiscal 2013 primarily due to an increase in MyoSure system sales of $18.3 million partially offset by lower NovaSure device sales of $16.8 million. The MyoSure system continues to gain strong market acceptance as unit sales increase globally, partially offset by product mix. We experienced a decrease in the number of NovaSure devices sold in the United States, which we continue to believe is primarily attributable to patients delaying surgery or opting for lower cost and generally less effective alternatives, partially offset by higher international volume.
Skeletal Health product revenues increased 1.4% in fiscal 2014 compared to fiscal 2013 primarily due to an increase in our osteoporosis assessment product sales, namely our Horizon product, which was introduced in late fiscal 2013, and to a lesser extent our mini C-arm systems, partially offset by lower volumes of our older Discovery products and pricing pressures.
In fiscal 2014, 73.6% of product revenues were generated in the United States, 13.8% in Europe, 8.6% in Asia-Pacific, and 4.0% in other international markets. In fiscal 2013, 73.9% of product revenues were generated in the United States, 13.6% in Europe, 8.9% in Asia-Pacific, and 3.6% in other international markets.
Service and Other Revenues.

	Years Ended
	September 27, 2014		September 28, 2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$435.8	17.2%	$391.4	15.7%	$44.4	11.3%
Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment. Service and other revenues increased 11.3% in fiscal 2014 compared to fiscal 2013 primarily due to an increase in the number of service contracts in our Breast Health business driven by an increase in the installed base of our digital mammography systems, an increase in services not covered by service contracts and higher installation and training revenues related to our 3D Dimensions systems. In addition, within our Diagnostics' segment, we executed a license amendment with Roka Bioscience, Inc. and received $20.1 million of non-recurring revenue in the fourth quarter of fiscal 2014.
Cost of Product Revenues.

	Years Ended
	September 27, 2014		September 28, 2013		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Revenues	$731.3	34.9%	$818.2	38.9%	$(86.9)	(10.6)%
Amortization of Intangible Assets	314.6	15.0%	307.9	14.7%	6.7	2.2%
Impairment of Intangible Assets	26.6	1.3%	1.7	0.1%	24.9	1,464.7%
	$1,072.5	51.2%	$1,127.8	53.7%	$(55.3)	(4.9)%
Product gross margin increased to 48.8% in fiscal 2014 compared to 46.3% in fiscal 2013.
Cost of Product Revenues. The cost of product revenues, excluding amortization and impairment of intangible assets, as a percentage of product revenue was 34.9% in fiscal 2014 compared to 38.9% in fiscal 2013. Cost of product revenues as a percentage of product revenues in the current year decreased in Diagnostics, Breast Health and Skeletal Health and remained relatively consistent in GYN Surgical compared to the corresponding period in the prior year, resulting in an overall improved gross margin.

Diagnostics’ product costs as a percentage of revenue decreased in fiscal 2014 compared to fiscal 2013 primarily due to the inclusion of $52.4 million in the prior year of additional costs related to the sale of acquired inventory written up to fair value in purchase accounting for the Gen-Probe acquisition. In addition, we were able to recognize contingent revenue under our blood screening collaboration in the current year that we were not able to recognize in fiscal 2013 due to a purchase accounting adjustment as described above. We also had lower Tigris and Panther sales in fiscal 2014 and these instrument sales are typically low margin transactions. Furthermore, we experienced favorable manufacturing variances across many of our products and lower royalty costs for ThinPrep, partially offset by unfavorable pricing on ThinPrep and Aptima sales and increased service costs for placed instruments.

Breast Health’s product costs as a percentage of revenue decreased in fiscal 2014 compared to fiscal 2013 primarily due to the increase in 3D Dimensions sales on both a unit basis and as a percentage of total digital mammography systems sales compared to our 2D systems. Our 3D Dimensions systems have higher average sales prices than our 2D systems resulting in higher gross margins. In addition, we had higher software related sales for 3D upgrades and our C-View product, which have higher gross margins than capital equipment sales.

GYN Surgical’s product costs as a percentage of revenue in fiscal 2014 was relatively consistent with fiscal 2013. While we have experienced lower domestic NovaSure volumes and a change in MyoSure product mix, this trend was offset by the increased utilization at our Costa Rica facility in fiscal 2014 as a result of the transfer of our breast biopsy products from our Indianapolis, Indiana facility during the second half of fiscal 2013.

Skeletal Health’s product costs as a percentage of revenue decreased in fiscal 2014 compared to fiscal 2013 primarily due to the increase in revenue for our Horizon product, which has a higher gross margin than our legacy Discovery products.
Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology. These intangible assets are generally amortized over their estimated useful lives of between 8.5 and 20 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. The economic pattern is based on undiscounted future cash flows. The increase in amortization expense in fiscal 2014 compared to fiscal 2013 was primarily due to certain in-process research and development projects recorded in the Gen-Probe acquisition receiving FDA approval in fiscal 2013. As a result, these approved projects are now being amortized. In addition, we adjusted the estimated life of the MRI breast coils developed technology assets in the third quarter of fiscal 2014 resulting in higher amortization expense.
Impairment of Intangible Assets.  In the second quarter of fiscal 2014, we evaluated our MRI breast coils product line asset group, which is within our Breast Health segment, for impairment due to our expectation that it would be sold or disposed of significantly before the end of its previously estimated useful life. The undiscounted cash flows expected to be generated by this asset group over its estimated remaining life were not sufficient to recover its carrying value. At that time, we estimated the fair value of the asset group resulting in an aggregate impairment charge of $28.6 million, comprised of $27.1 million of intangible assets and $1.5 million of property and equipment. The impairment charge was allocated to the long-lived assets, resulting in $26.6 million being allocated to developed technology. The MRI breast coils product line was sold in the fourth quarter of fiscal 2014.
During the third quarter of fiscal 2013, we determined that a developed technology asset was impaired due to our decision to cease selling and providing support for such product. As a result, we recorded a $1.7 million charge to record the asset at its fair value.
Cost of Service and Other Revenues.

	Years Ended
	September 27, 2014		September 28, 2013		Change
	Amount	% of Service and Other Revenues	Amount	% of Service and Other Revenues	Amount	%
Cost of Service and Other Revenues	$212.7	48.8%	$203.1	51.9%	$9.6	4.7%
Service and other revenues gross margin was 51.2% in fiscal 2014 compared to 48.1% in fiscal 2013. Within our Breast Health segment, the continued conversion of a high percentage of our domestic installed base of digital mammography systems to service contracts upon expiration of the warranty period without a corresponding increase in costs to service these contracts has resulted in higher gross margins. In addition, the $20.1 million of revenue from the Roka Bioscience, Inc. license amendment transaction, which did not have any corresponding costs, increased gross margin.

Operating Expenses.

	Years Ended
	September 27, 2014		September 28, 2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$203.2	8.0%	$197.6	7.9%	$5.6	2.8%
Selling and marketing	331.7	13.1%	342.1	13.7%	(10.4)	(3.0)%
General and administrative	259.8	10.3%	227.7	9.1%	32.1	14.1%
Amortization of intangible assets	113.8	4.5%	112.6	4.5%	1.2	1.1%
Impairment of intangible assets	5.6	0.2%	—	—%	5.6	**
Contingent consideration—compensation expense	—	—%	80.0	3.2%	(80.0)	(100.0)%
Contingent consideration—fair value adjustments	—	—%	11.3	0.5%	(11.3)	(100.0)%
Impairment of goodwill	—	—%	1,117.4	44.8%	(1,117.4)	(100.0)%
Gain on sale of intellectual property	—	—%	(53.9)	(2.2)%	53.9	(100.0)%
Restructuring and divestiture charges	51.7	2.0%	32.8	1.3%	18.9	57.6%
	$965.8	38.1%	$2,067.6	82.8%	$(1,101.8)	(53.3)%
** Percentage not meaningful
Research and Development Expenses. Research and development expenses increased 2.8% in fiscal 2014 compared to fiscal 2013 primarily due to an increase in compensation, additional program spend for our virology product line and increased spending for our next generation breast biopsy products. These increases were partially offset by lower headcount, reductions to certain development programs, primarily in the GYN Surgical business as part of our cost containment measures implemented in fiscal 2013 and the beginning of the first quarter of fiscal 2014, lower integration costs related to the Gen-Probe acquisition, and the divestiture of Lifecodes (in the second quarter of fiscal 2013), which contributed $4.2 million of expense in the prior year. Research and development primarily reflects spending on new product development programs, regulatory compliance and clinical research and trials. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses decreased 3.0% in fiscal 2014 compared to fiscal 2013 primarily due to lower compensation as a result of headcount reductions and lower spend on trade shows, seminars, consulting services, medical education and travel, primarily as a result of our cost containment measures, and lower integration costs related to the Gen-Probe acquisition. In addition, fiscal 2013 included $4.6 million of expense related to Lifecodes. These reductions were partially offset by an increase in spend for advertising initiatives and market research.
General and Administrative Expenses. General and administrative expenses increased 14.1% in fiscal 2014 compared to fiscal 2013 primarily due to an increase in the medical device excise tax of $6.2 million (primarily due to the inclusion of this expense for the entire fiscal year in 2014 compared to three quarters in fiscal 2013), legal and consulting fees of $4.7 million incurred in the first quarter of fiscal 2014 to assist us in our negotiations and response to shareholder activism, higher legal fees for litigation, an increase in certain non-income tax expenses, tax consulting fees and credit card fees related to customer payments, partially offset by lower compensation due to headcount reductions from our cost containment measures and lower integration costs related to the Gen-Probe acquisition. In addition, the first quarter of fiscal 2013 included legal settlement benefits of $8.9 million.

Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, business licenses and non-compete agreements related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The increase in fiscal 2014 compared to fiscal 2013 was primarily due to shortening the remaining life of certain corporate trade names as we decided to phase out their use during the second quarter of fiscal 2014 partially offset by lower amortization from intangibles acquired in the Cytyc, Inc. acquisition in fiscal 2008 as the pattern of economic benefits decreases.
Impairment of Intangible Assets. In the fourth quarter of fiscal 2014, we recorded a $5.1 million impairment charge for our existing in-process research and development, or IPR&D, projects from our Gen-Probe acquisition primarily due to a reduction in estimated future revenues from these products.
Contingent Consideration—Compensation Expense. In connection with our acquisition of TCT International Co., Ltd., or TCT, we were obligated to make contingent earn-out payments. The payments were contingent on future employment and based on achieving certain incremental revenue growth milestones. The measurement period ended in fiscal 2013, and as such, there were no charges in fiscal 2014.
Contingent Consideration—Fair Value Adjustments.  In connection with our acquisition of Interlace Medical, Inc., or Interlace, we were required to pay future consideration that was contingent on achieving certain revenue based milestones. As of the acquisition date, we recorded a contingent consideration liability for the estimated fair value of the amount we expected to pay to the former shareholders of Interlace. This liability was based on future revenue projections. We recorded charges of $11.3 million in fiscal 2013 reflecting an increase in the fair value of the liability due to higher revenues from Interlace than originally estimated. The measurement period for this contingent consideration ended in the second quarter of fiscal 2013, and as such, there were no charges in fiscal 2014.
Impairment of Goodwill. During the fourth quarter of fiscal 2013, as a result of our company-wide annual budgeting and forecasting process and a full re-evaluation of our existing product development efforts and cost structure, we reduced our short term and long term revenue forecasts and determined that indicators of impairment existed in our Molecular Diagnostics reporting unit. The updated forecast, which reflected pricing pressures, for revenue and profitability was lower than those expected at the time of the Gen-Probe acquisition. As such, the fair value of this reporting unit declined. As a result of performing Step 2 of the goodwill impairment test, which requires the completion of a hypothetical purchase price allocation to determine the fair value of the implied goodwill, we recorded a $1.1 billion goodwill impairment charge. For additional information, refer to Note 2— “Intangible Assets and Goodwill” to the consolidated financial statements contained in Item 15 of this Annual Report.
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
Restructuring and Divestiture Charges. In the fourth quarter of fiscal 2012, in connection with our acquisition of Gen-Probe, we implemented a restructuring action to consolidate our Diagnostics operations by decreasing headcount and closing our legacy molecular diagnostics operations in Madison, Wisconsin. We also finalized our decision to transfer production of our interventional breast products from our Indianapolis facility to our Costa Rica facility. In fiscal 2013 and in the first quarter of fiscal 2014, we implemented cost containment measures that primarily resulted in headcount reductions. In the second, third and fourth quarters of fiscal 2014, we terminated certain personnel at our Hitec Imaging operation in Germany, and as part of ongoing management changes and structural refinement, we terminated certain executives and employees on a worldwide basis. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are being recognized either ratably over the respective required employee service periods or when benefits become probable for contractual and statutory benefits, and other charges are being recognized as incurred. In fiscal 2014 and 2013, we recorded aggregate charges of $51.7 million and $32.8 million, respectively, from these actions. The charges recorded in fiscal 2014 primarily related to severance and benefits and include a $3.1 million impairment charge to record certain buildings at our Warstein, Germany location to their estimated fair value. In addition, these charges include a loss on divestiture of $5.3 million related to the sale of our MRI breast coils product line in the fourth quarter of fiscal 2014. The charges in fiscal 2013 primarily related to severance and benefits. In addition, in fiscal 2013 we recorded a net gain of $0.6 million primarily related to the sale of our Lifecodes business in the second quarter of fiscal 2013. For additional information, please refer to Note 4 contained in Item 15 of this Annual Report.
Interest Income.

	Years Ended
	September 27, 2014	September 28, 2013	Change
	Amount	Amount	Amount	%
Interest Income	$1.3	$1.3	$—	—%

Interest income remained flat in fiscal 2014 compared to fiscal 2013.
Interest Expense.

	Years Ended
	September 27, 2014	September 28, 2013	Change
	Amount	Amount	Amount	%
Interest Expense	$(220.6)	$(281.1)	$60.5	(21.5)%
Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred financing costs on our outstanding debt. The decrease in interest expense in fiscal 2014 compared to fiscal 2013 was primarily due to principal payments in fiscal 2013 and 2014, which included $325.0 million of voluntary pre-payments, of amounts borrowed under our Credit Agreement, lower weighted-average interest rates due to refinancing both the Term Loan A and Term Loan B facilities, and the redemption of $405.0 million in principal amount of our 2.00% Convertible Notes due 2037, or the 2007 Notes, in December 2013. These decreases were partially offset by additional interest expense from the accretion of principal on our 2.00% Convertible Notes due 2043, or the 2013 Notes, at 4.0% annually.
Debt Extinguishment Loss.

	Years Ended
	September 27, 2014	September 28, 2013	Change
	Amount	Amount	Amount	%
Debt Extinguishment Loss	$(7.4)	$(9.2)	$1.8	(19.6)%

In the second quarter of fiscal 2014, we refinanced the Term Loan B facility of our Credit Agreement and voluntarily prepaid $25.0 million of principal. In connection with this transaction, we recorded a debt extinguishment loss of $4.5 million for the write off of the pro-rata share of the debt discount and deferred issuance costs. In the first quarter of fiscal 2014, we made a $100.0 million voluntary pre-payment on our Term Loan B facility. As a result, the pro-rata share of the debt discount and deferred issuance costs aggregating $2.9 million related to this prepayment was recorded as a debt extinguishment loss.
In the fourth quarter of fiscal 2013, we refinanced the Term Loan B facility of the Credit Agreement and made a voluntary prepayment of $200.0 million of principal. In connection with this transaction, we recorded a debt extinguishment loss of $6.0 million for the write-off of the pro-rata share of the debt discount and deferred issuance costs. In the second quarter of fiscal 2013, we refinanced the Term Loan A facility of the Credit Agreement and certain existing creditors opted not to participate in such refinancing. In connection with this transaction, we recorded a debt extinguishment loss of $3.2 million for the write-off of the pro-rata share of the debt discount and deferred issuance costs.
Other (Expense) Income, net.

	Years Ended
	September 27, 2014	September 28, 2013	Change
	Amount	Amount	Amount	%
Other (Expense) Income, net	$(4.9)	$2.3	$(7.2)	(313.0)%
In fiscal 2014, this account was primarily comprised of other-than-temporary impairment charges on cost-method equity investments of $6.9 million and net foreign currency exchange losses of $1.8 million, partially offset by gains of $3.8 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan.
In fiscal 2013, this account was primarily comprised of gains on our investments for our deferred compensation plan of $4.7 million, a $2.0 million gain on the sale of a cost-method investment, $1.3 million from insurance and investment recoveries, and net foreign currency exchange gains of $0.5 million. Partially offsetting these gains were other-than-temporary impairment charges for cost-method equity investments of $6.4 million.
Provision (Benefit) for Income Taxes.

	Years Ended
	September 27, 2014	September 28, 2013	Change
	Amount	Amount	Amount	%
Provision (Benefit) for Income Taxes	$30.8	$(20.1)	$50.9	(253.2)%
Our effective tax rate for fiscal 2014 was 63.9% compared to a benefit of 1.7% on the pretax loss in fiscal 2013. For fiscal 2014, the effective tax rate was higher than the statutory rate primarily due to unbenefited foreign losses partially offset by the domestic production activities deduction benefit.
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
Diagnostics.

	Years Ended
	September 27, 2014	September 28, 2013	Change
	Amount	Amount	Amount	%
Total Revenues	$1,186.8	$1,189.8	$(3.0)	(0.3)%
Operating Income (Loss)	$48.7	$(1,149.1)	$1,197.8	104.2%
Operating Income (Loss) as a % of Segment Revenue	4.1%	(96.6)%
Diagnostics revenues decreased in fiscal 2014 compared to fiscal 2013 primarily due to the decrease in product revenues discussed above.
Operating income for this business segment increased in fiscal 2014 compared to fiscal 2013, primarily due to the goodwill impairment charge of $1.1 billion recorded in the fourth quarter of fiscal 2013 related to our Molecular Diagnostics reporting unit discussed above.

Gross profit in absolute dollars increased primarily due to the inclusion in the prior fiscal year of fair value adjustments of $52.4 million for acquired Gen-Probe inventory that did not recur in the current year. In addition, we were able to record contingent revenue under our blood screening collaboration in the current fiscal year that had previously been recorded as unbilled accounts receivable in purchase accounting as described above. Furthermore, we experienced favorable manufacturing variances across many of our products, lower royalty costs for ThinPrep, and lower instrumentation sales, partially offset by lower ThinPrep volumes and slightly lower pricing on ThinPrep and Aptima sales. As a result, the gross margin improved to 46.8% in fiscal 2014 from 41.4% in fiscal 2013.
Operating expenses, excluding the goodwill impairment charge noted above, decreased in fiscal 2014 compared to fiscal 2013 primarily due to a decrease of $80.0 million of contingent consideration charges related to TCT, the divestiture of Lifecodes, which contributed $9.4 million of operating expenses in fiscal 2013, and lower Gen-Probe integration costs, restructuring charges, and compensation from headcount reductions as part of our cost containment measures. These decreases were partially offset by the $5.1 million IPR&D charge, increases in spending on research and development for our virology products and market research, higher intangible asset amortization expense of $4.2 million due to changes in estimated useful lives, and an increase in the medical device excise tax of $2.8 million. As discussed above, the prior fiscal year included a $53.9 million gain related to the settlement with KV for the sale of our rights to Makena.

Breast Health.

	Years Ended
	September 27, 2014	September 28, 2013	Change
	Amount	Amount	Amount	%
Total Revenues	$944.7	$905.1	$39.6	4.4%
Operating Income	$187.6	$216.1	$(28.5)	(13.2)%
Operating Income as a % of Segment Revenue	19.9%	23.9%
Breast Health revenues increased in the fiscal 2014 compared to fiscal 2013 primarily due to the $28.0 million increase in service revenues and $11.6 million increase in product revenues discussed above.
Operating income for this business segment decreased in fiscal 2014 compared to fiscal 2013 primarily due to higher operating expenses partially offset by an increase in gross profit in absolute dollars. Gross profit in absolute dollars increased primarily due to the increase in product and service revenues and the favorable product mix between 3D Dimensions and our 2D systems partially offset by a $24.9 million increase in developed technology asset impairment charges related to our impairment assessment of the MRI breast coils product line in the second quarter of fiscal 2014 discussed above and higher intangible asset amortization expense. As a result, overall gross margin declined slightly to 50.1% in fiscal 2014 compared to 50.2% in fiscal 2013.
Operating expenses increased in fiscal 2014 compared to fiscal 2013 primarily due to higher restructuring and divestiture charges, which includes corporate allocated amounts and the loss on disposal of the MRI breast coils product line of $5.3 million, higher research and development expenditures primarily for next generation breast biopsy devices, higher compensation and an increase in the medical device excise tax of $2.6 million and intangible asset and property impairment charges related to the MRI breast coils product line aggregating $1.8 million.
GYN Surgical.

	Years Ended
	September 27, 2014	September 28, 2013	Change
	Amount	Amount	Amount	%
Total Revenues	$307.9	$307.1	$0.8	0.3%
Operating Income	$30.3	$19.7	$10.6	53.8%
Operating Income as a % of Segment Revenue	9.8%	6.4%
GYN Surgical revenues remained relatively flat in fiscal 2014 compared to fiscal 2013 as discussed above.
Operating income for this business segment increased in fiscal 2014 compared to fiscal 2013 primarily due to a decrease in operating expenses while gross profit in absolute dollars was relatively flat as revenues were consistent year over year. Gross margin was 56.9% in both fiscal 2014 and 2013.
Operating expenses decreased in fiscal 2014 primarily due to the $11.3 million of contingent consideration charges related to the Interlace earn-out included in the prior year. Additional reductions in operating expenses were primarily due to headcount reductions, lower research and development program expenditures and lower marketing related expenditures, all as a result of our cost containment measures, and lower intangible asset amortization expense. These decreases were offset by higher legal fees associated with our ongoing litigation, restructuring charges and an increase in the medical device excise tax.

Skeletal Health.

	Years Ended
	September 27, 2014	September 28, 2013	Change
	Amount	Amount	Amount	%
Total Revenues	$91.3	$90.3	$1.0	1.1%
Operating Income	$13.1	$7.1	$6.0	84.5%
Operating Income as a % of Segment Revenue	14.3%	7.9%
Skeletal Health revenues increased in fiscal 2014 compared to fiscal 2013 primarily due to the increase in product revenues of $0.9 million discussed above and a slight increase in service and other revenue.
Operating income increased in fiscal 2014 compared to the prior year primarily due to the increase in gross profit in absolute dollars as a result of higher sales of our higher margin Horizon product and lower operating expenses. The decrease in operating expenses was primarily driven by a decrease in restructuring charges.

Fiscal Year Ended September 28, 2013 Compared to Fiscal Year Ended September 29, 2012
Product Revenues.

	Years Ended
	September 28, 2013		September 29, 2012		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$1,156.2	46.4%	$707.5	35.3%	$448.7	63.4%
Breast Health	576.3	23.1%	572.5	28.6%	3.8	0.7%
GYN Surgical	305.8	12.3%	311.6	15.6%	(5.8)	(1.9)%
Skeletal Health	62.6	2.5%	66.1	3.3%	(3.5)	(5.3)%
	$2,100.9	84.3%	$1,657.7	82.8%	$443.2	26.7%
Diagnostics product revenues increased 63.4% in fiscal 2013 compared to fiscal 2012 primarily due to the inclusion of Gen-Probe’s product sales (acquired in the fourth quarter of fiscal 2012), which contributed $483.1 million of additional revenue in fiscal 2013, partially offset by lower ThinPrep revenues of $28.5 million and fiscal 2013 had one less week than fiscal 2012, which was a 53-week fiscal period. The decline in ThinPrep revenue was primarily due to lower domestic volumes and, to a lesser extent, lower average selling prices internationally. We attributed the domestic volume decline to an increase in testing intervals as a result of recent screening recommendations from governmental agencies and professional organizations. We also experienced lower average selling prices in China, at least in part, due to restructuring the sales channel as we move toward using a combination of dealers and our direct sales force to gain broader market coverage compared to principally a direct sales strategy in fiscal 2012. However, international ThinPrep unit volumes were higher in fiscal 2013 as compared to fiscal 2012. We also experienced a decrease in our Rapid Fetal Fibronectin test revenue compared to the prior year primarily due to lower domestic volumes. Partially offsetting these decreases was an increase in revenues from our sale of Cervista HPV products primarily in the United States, as we continued to gain new customer accounts and increase unit sales to existing customers. The inclusion of Gen-Probe’s results was partially impacted by our blood screening collaboration. Pursuant to the collaboration, a portion of Gen-Probe’s revenue is contingent on donations testing revenue earned by Novartis (currently our partner is Grifols). As a result, amounts to be received for this contingent revenue related to inventory on hand and not yet utilized by Novartis’ customers as of the date of our acquisition of Gen-Probe were recorded as unbilled accounts receivable on the balance sheet in purchase accounting and were not recorded as revenue in our results of operations. In fiscal 2013 and fiscal 2012 this contingent revenue of $23.5 million and $11.6 million, respectively, was not recognized in our results of operations.
Breast Health product revenues increased 0.7% in fiscal 2013 compared to fiscal 2012. Our digital mammography systems revenue increased $23.0 million in fiscal 2013 compared to fiscal 2012 primarily due to the increase in our 3D Dimensions systems revenue of $52.5 million in fiscal 2013 compared to fiscal 2012 as we sold more 3D Dimensions units with higher average selling prices in the United States, partially offset by slightly lower average selling prices internationally. Partially offsetting the increase in 3D Dimensions sales in fiscal 2013, we had lower unit sales and, to a lesser extent, lower average selling prices of our 2D Dimensions systems and Selenia systems on a worldwide basis. We also experienced a decline in sales of related components and workstation products of $7.0 million in fiscal 2013 compared to the prior year primarily because customers that upgrade to 3D Dimensions do not always require new versions of these related products. Our breast biopsy products revenue increased $7.8 million in fiscal 2013 compared to fiscal 2012 primarily due to an increase in the number of Eviva biopsy devices sold in the United States and, to a lesser extent, internationally, and an increase in the number of Celero devices sold in the United States. Partially offsetting these increases was a decline in the unit sales and average selling price of our ATEC devices, which we attribute to the introduction and increased sales of our Eviva biopsy devices. Additionally, in fiscal 2013, we experienced an $8.0 million decline in revenue from our organic photoconductor materials business as this non-core product line continues to experience pricing pressures in a competitive market space. We decided to phase out this product line in the fourth quarter of fiscal 2013.
GYN Surgical product revenues decreased 1.9% in fiscal 2013 compared to fiscal 2012 primarily due to the decline in sales of NovaSure devices of $24.0 million and an $11.3 million decrease due to the discontinuance of Adiana system sales. In addition, fiscal 2013 had one less week than fiscal 2012. These decreases were partially offset by an increase in MyoSure system sales, including our new Aquilex fluid management system used with our MyoSure devices, of $29.5 million. We experienced a decrease in the number of NovaSure devices sold in the United States, which we primarily attributed to the continuing effect of unemployment and economic uncertainty and the trend toward higher insurance co-payments and deductibles, resulting in cost-conscious patients delaying surgery or opting for lower cost and generally less effective alternatives. Partially offsetting this decrease, we sold more units internationally in fiscal 2013 compared to the prior year. The discontinuance of Adiana system sales was due to our decision to cease manufacturing, marketing and selling the product as of the end of the second quarter of fiscal 2012, determining it was not financially viable and would not become so in the foreseeable future. The increase in MyoSure system revenue in fiscal 2013 was substantially due to an increase in units sold domestically offset slightly by lower average selling prices due to the introduction of new variations of the primary MyoSure device compared to fiscal 2012.
Skeletal Health product revenues decreased 5.3% in fiscal 2013 compared to fiscal 2012 primarily due to a decline of $5.2 million in our osteoporosis assessment system sales worldwide and lower average selling prices internationally, partially offset by an increase in mini C-arm sales of $1.6 million, primarily due to the introduction of our new Insight FD product.
In fiscal 2013, 73.9% of product sales were generated in the United States, 13.6% in Europe, 8.9% in Asia-Pacific, and 3.6% in other international markets. In fiscal 2012, 72.8% of product sales were generated in the United States, 11.9% in Europe, 9.3% in Asia-Pacific, and 6.0% in other international markets.
The increase in product revenues in the United States as a percent of consolidated product revenues in fiscal 2013 compared to fiscal 2012 was primarily due to the inclusion of Gen-Probe and to a lesser extent higher sales of our 3D Dimensions systems. The increase in European product revenues as a percent of consolidated product revenues in fiscal 2013 compared to fiscal 2012 was primarily due to the inclusion of Gen-Probe product sales in Europe and, to a lesser extent, a higher percentage of Selenia system unit sales to total sales in that region.
Service and Other Revenues.

	Years Ended
	September 28, 2013		September 29, 2012		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$391.4	15.7%	$344.9	17.2%	$46.5	13.5%
Service and other revenues increased 13.5% in fiscal 2013 compared to fiscal 2012 primarily in our Breast Health business due to an increase in the number of service contracts driven by an increase in the installed base of our digital mammography systems. In addition, the inclusion of Gen-Probe contributed an additional $24.4 million, primarily comprised of other revenue, in fiscal 2013 compared to fiscal 2012. Partially offsetting these increases was one less week in fiscal 2013 compared to fiscal 2012.
Cost of Product Revenues.

	Years Ended
	September 28, 2013		September 29, 2012		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$818.2	38.9%	$616.8	37.2%	$201.4	32.7%
Amortization of Intangible Assets	307.9	14.7%	201.9	12.2%	106.0	52.5%
Impairment of Intangible Assets	1.7	0.1%	—	—%	1.7	**
	$1,127.8	53.7%	$818.7	49.4%	$309.1	37.8%
** Percentage not meaningful
Product gross margin decreased to 46.3% in fiscal 2013 compared to 50.6% in fiscal 2012 primarily due to higher intangible asset amortization expense and charges for additional costs related to the sale of acquired inventory written up to fair value in purchase accounting.
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 38.9% in fiscal 2013 compared to 37.2% in fiscal 2012. Cost of product revenues as a percentage of product revenues in the current fiscal year increased moderately in Diagnostics and slightly in Breast Health and decreased in GYN Surgical and to a lesser extent in Skeletal Health compared to the prior year, resulting in an overall increased rate in fiscal 2013 compared to fiscal 2012.

Diagnostics’ gross margin declined in fiscal 2013 compared to fiscal 2012 due to the inclusion of Gen-Probe, which included $52.4 million of additional costs related to the sale of acquired inventory written up to fair value in purchase accounting in fiscal 2013 compared to $19.9 million of such costs in fiscal 2012. We also recorded impairment charges of $6.3 million in the fourth quarter of fiscal 2013 to write down certain instruments and related inventory due to our plan to transition certain customers to our Panther instrumentation from our HTA instrument. In addition, Gen-Probe’s gross margin since acquisition has been lower than its historical gross margin rate primarily due to the purchase accounting effect on our collaboration agreement with Grifols in our blood screening business. Based on the Grifols collaboration terms, a portion of Gen-Probe’s revenue is contingent on donations testing revenue earned by Grifols, however, Gen-Probe recognizes the full product cost upon shipment. As a result, amounts to be received for this contingent revenue related to inventory on hand and not yet utilized by Grifols’ customers as of the acquisition date were recorded as unbilled accounts receivable on the balance sheet in purchase accounting and were not recorded as revenue in our results of operations. This contingent revenue not recognized in our results of operations was $23.5 million and $11.6 million in fiscal 2013 and fiscal 2012, respectively. Also contributing to the decline in the Diagnostics gross margin rate was a decline in domestic ThinPrep sales and lower average selling prices in China and other international markets, unfavorable manufacturing and overhead variances, higher service costs, depreciation of equipment at customer sites, and distribution costs.
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
GYN Surgical gross margin increased in fiscal 2013 compared to fiscal 2012 due to favorable manufacturing absorption and the discontinuance of the Adiana system in fiscal 2012, offset by the impact of lower NovaSure system sales. The Adiana system had a much lower gross margin rate compared to the NovaSure and MyoSure systems. During the second quarter of fiscal 2012, we determined the Adiana product was not financially viable and would not become so in the foreseeable future. As a result, we ceased manufacturing, marketing and selling our Adiana system and recorded a charge of $19.1 million in fiscal 2012 for the write-off of inventory, manufacturing equipment and equipment at customer sites, and contractual purchase orders for which there was no expected future use of the materials and components. In addition, the improved gross margin in fiscal 2013 is partially due to the increase in MyoSure system sales and the transfer of its production to Costa Rica, which has resulted in overall lower production costs.
Skeletal Health had a slightly higher gross margin in fiscal 2013 compared to fiscal 2012 primarily due to favorable product mix.
Amortization of Intangible Assets. The increase in amortization expense in fiscal 2013 compared to fiscal 2012 is primarily due to the inclusion of Gen-Probe, which accounted for $112.6 million of additional expense, partially offset by fiscal 2013 having one less week compared to fiscal 2012.
Impairment of Intangible Assets. During the third quarter of fiscal 2013, we determined that a developed technology asset was impaired, primarily due to our decision to cease selling and providing support for such product. As a result, we recorded a charge of $1.7 million to record the asset at its fair value.

Cost of Service and Other Revenues.

	Years Ended
	September 28, 2013		September 29, 2012		Change
	Amount	% of Service and Other Revenues	Amount	% of Service and Other Revenues	Amount	%
Cost of Service and Other Revenues	$203.1	51.9%	$189.5	54.9%	$13.6	7.2%
Service and other revenues gross margin was 48.1% in fiscal 2013 compared to 45.1% in fiscal 2012. Within our Breast Health segment, the continued conversion of a high percentage of our domestic installed base of digital mammography systems to service contracts upon expiration of the warranty period without a corresponding increase in costs to service such contracts has resulted in higher gross margins, partially offset by increased warranty, higher spare parts and additional headcount costs.
Operating Expenses.

	Years Ended
	September 28, 2013		September 29, 2012		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$197.6	7.9%	$131.0	6.5%	$66.6	50.8%
Selling and marketing	342.1	13.7%	322.3	16.1%	19.8	6.1%
General and administrative	227.7	9.1%	220.5	11.0%	7.2	3.3%
Amortization of intangible assets	112.6	4.5%	72.0	3.6%	40.6	56.4%
Contingent consideration—compensation expense	80.0	3.2%	81.0	4.0%	(1.0)	(1.2)%
Contingent consideration—fair value adjustments	11.3	0.5%	38.5	1.9%	(27.2)	(70.6)%
Impairment of goodwill	1,117.4	44.8%	5.8	—	1,111.6	**
Gain on sale of intellectual property	(53.9)	(2.2)%	(12.4)	(0.6)%	(41.5)	334.7%
Acquired in-process research and development	—	—%	4.5	—	(4.5)	**
Restructuring and divestiture charges	32.8	1.3%	17.5	0.9%	15.3	87.4%
	$2,067.6	82.8%	$880.7	43.4%	$1,186.9	134.8%
** Percentage not meaningful
Research and Development Expenses. Research and development expenses increased 50.8% in fiscal 2013 compared to fiscal 2012 primarily due to $76.0 million of additional expense from the inclusion of Gen-Probe. Partially offsetting this increase was a decline in compensation and benefits from lower headcount and bonus expense in the legacy Hologic businesses. In addition, expenses were lower in fiscal 2013 due to a decrease in prototype materials and consulting expense based on the status and timing of various projects and the discontinuance of Adiana development projects in fiscal 2012.
Selling and Marketing Expenses. Selling and marketing expenses increased 6.1% in fiscal 2013 compared to fiscal 2012 primarily due to $39.0 million of additional expense from the inclusion of Gen-Probe, higher compensation for additional sales personnel worldwide, and integration costs related to the Gen-Probe acquisition. In fiscal 2013, we also had higher marketing spend for our initiatives related to our 3D Dimensions tomosynthesis products and MyoSure system, and higher training and travel expenses for our increased sales personnel headcount. Partially offsetting these increases in fiscal 2013 was the absence of expenditures for our NovaSure direct-to-consumer advertising campaign, which was completed in fiscal 2012, the discontinuance of the Adiana system in fiscal 2012, decreased expenditures for international trade shows, meetings and medical education and a reduction of headcount in the second half of fiscal 2013. In addition, there was one less week in fiscal 2013 compared to fiscal 2012.

General and Administrative Expenses. General and administrative expenses increased 3.3% in fiscal 2013 compared to fiscal 2012 primarily due to $41.4 million of additional expense from the inclusion of Gen-Probe, integration costs related to the Gen-Probe acquisition, the medical device excise tax of $15.7 million, higher compensation and benefits, and an increase in information technology service contracts from an increase of licenses, partially offset by lower acquisition transaction costs to third-parties and lower consulting costs as well as a reduction in headcount in the second half of fiscal 2013. In fiscal 2013, these increases were partially offset by legal settlement benefits of $8.9 million, lower international bad debt expense, and lower charges for sales and other non-income tax audits as compared to fiscal 2012. In addition, there was one less week in fiscal 2013 compared to fiscal 2012.
Amortization of Intangible Assets. The increase in amortization expense in fiscal 2013 compared to fiscal 2012 was primarily due to the inclusion of Gen-Probe, which accounted for $45.0 million of additional expense, partially offset by one less week in fiscal 2013 compared to fiscal 2012.
Contingent Consideration—Compensation Expense. The amounts recorded in fiscal 2013 relate solely to TCT, and in fiscal 2012, primarily relate to TCT. The measurement period for the TCT earn-out was completed in fiscal 2013.
Contingent Consideration—Fair Value Adjustments. In connection with our acquisitions of Sentinelle Medical and Interlace, we were required to pay future consideration that was contingent on achieving certain revenue based milestones. The Sentinelle Medical final measurement period ended in the fourth quarter of fiscal 2012, and as a result the charges recorded in fiscal 2013 relate solely to Interlace. We recorded a charge of $11.3 million in fiscal 2013 reflecting an increase in the fair value of the liability due to higher revenues for Interlace than estimated. In fiscal 2012, we recorded a charge of $38.5 million related to an increase in estimated Interlace revenues resulting in a charge of $41.8 million offset by a benefit of the Sentinelle Medical liability of $3.3 million due to a reduction in estimated revenues. The measurement period for the Interlace earn-out was completed in fiscal 2013.
Impairment of Goodwill. During the fourth quarter of fiscal 2013, as a result of our company-wide annual budgeting and forecasting process and a full re-evaluation of our existing product development efforts and cost structure, we reduced our short term and long term revenue forecasts and determined that indicators of impairment existed in our Molecular Diagnostics reporting unit. The Molecular Diagnostics reporting unit is primarily comprised of our Aptima business acquired in the Gen-Probe acquisition and the molecular diagnostics business acquired in the Third Wave acquisition. The updated forecast, which reflected pricing pressures, for revenue and profitability were lower than those expected at the time of the Gen-Probe acquisition. As such, the fair value of this reporting unit declined. As a result of performing Step 2 of the goodwill impairment test, which requires the completion of a hypothetical purchase price allocation to determine the fair value of the implied goodwill, we recorded a $1.1 billion goodwill impairment charge.
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
Gain on Sale of Intellectual Property. In the first quarter of fiscal 2013, we recorded a net gain of $53.9 million related to the sale of our Makena assets to KV. On August 4, 2012, KV and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. In December 2012, we and KV executed a settlement agreement, which became effective on December 28, 2012. Under the settlement agreement, we released KV from all claims in consideration of a $60.0 million payment. We recorded this amount net of certain costs, including contingent fees and amounts due to the inventor. We will receive no more payments from KV. During the second quarter of fiscal 2012, we received a scheduled payment of $12.5 million from KV, which was recorded net of amounts owed to the original inventor of Makena. For additional information, please refer to Note 7 contained in Item 15 of this Annual Report.
Acquired In-Process Research and Development. During the fourth quarter of fiscal 2012, we acquired certain research and development assets that were determined to have no future alternative use and recorded a $4.5 million charge within our GYN Surgical segment.
Restructuring and Divestiture Charges. In the fourth quarter of fiscal 2012, in connection with our acquisition of Gen-Probe, we implemented a restructuring action to consolidate our Diagnostics operations by decreasing headcount and transferring our legacy molecular diagnostics operations in Madison, Wisconsin to San Diego, California. We also finalized our decision to transfer production of our interventional breast products from our Indianapolis facility to our Costa Rica facility. In addition, we transfered our Selenium panel coating production line from Germany to Newark, Delaware. In the third and fourth quarters of fiscal 2013, we implemented additional restructuring actions to reduce expenses which included terminating employees. Pursuant to U.S. generally accepted accounting principles, the majority of severance and benefit charges were being recognized ratably over the respective required employee service periods, and in certain circumstances we were recording charges pursuant to contractual or statutory requirements. Other charges, such as facility closure costs are being recognized as incurred. In fiscal 2013 and 2012, we recorded restructuring charges of $32.8 million and $17.5 million, respectively, which were primarily comprised of severance and related benefits, including stock compensation for acceleration of equity awards. For additional information, please refer to Note 4 contained in Item 15 of this Annual Report.
Interest Income.

	Years Ended
	September 28, 2013	September 29, 2012	Change
	Amount	Amount	Amount	%
Interest Income	$1.3	$2.3	$(1.0)	(43.5)%
Interest income decreased in fiscal 2013 compared to fiscal 2012 primarily due to lower rates on funds invested in sweep accounts.
Interest Expense.

	Years Ended
	September 28, 2013	September 29, 2012	Change
	Amount	Amount	Amount	%
Interest Expense	$(281.1)	$(140.3)	$140.8	100.4%
The increase in interest expense in fiscal 2013 compared to fiscal 2012 was primarily due to debt borrowed under the Credit Agreement and sale of Senior Notes in connection with our Gen-Probe acquisition in the fourth quarter of fiscal 2012. In fiscal 2013, we incurred additional expenses of $4.1 million related to our retirement of $370.0 million in aggregate principal of our 2007 Notes for $370.0 million in aggregate principal of 2013 Notes. This exchange enabled us to extend the first put date to December 15, 2017 as well as the subsequent put dates with the conversion price of the notes remaining at approximately $38.59. In addition, in fiscal 2013, we incurred additional expenses of $3.5 million related to our refinancing of the Term Loan A and Term Loan B facilities under the Credit Agreement, which lowered the interest rates on these facilities by 100 basis points and 75 basis points, respectively. The majority of the refinancings was accounted for as a modification for accounting purposes and the pro-rata amount of issuance costs were expensed and not capitalized. Partially offsetting this increase was lower amortization of our convertible notes’ debt discount.
Debt Extinguishment Loss.

	Years Ended
	September 28, 2013	September 29, 2012	Change
	Amount	Amount	Amount	%
Debt Extinguishment Loss	$(9.2)	$(42.3)	$(33.1)	(78.3)%
In the fourth quarter of fiscal 2013, we refinanced the Term Loan B facility of the Credit Agreement and made a voluntary prepayment of $200.0 million of principal. In connection with this transaction, we recorded a debt extinguishment loss of $6.0 million for the write-off of the pro-rata share of the debt discount and deferred issuance costs. In the second quarter of fiscal 2013, we refinanced the Term Loan A facility of the Credit Agreement and certain existing creditors opted not to participate in such refinancing. In connection with this transaction, we recorded a debt extinguishment loss of $3.2 million for the write-off of the pro-rata share of the debt discount and deferred issuance costs.
In the second quarter of fiscal 2012, we retired $500.0 million in aggregate principal of our 2007 Notes for $500.0 million in aggregate principal of new 2.00% Convertible Notes due 2042, or the 2012 Notes. This exchange enabled us to extend the first put date to March 1, 2018 as well as the subsequent put dates. In consideration, the equity conversion price of the notes was reduced to approximately $31.18 from $38.59, and the cash coupon payment period was extended four and a quarter more years, consistent with extending the first put date, instead of accreting the coupon to the principal as required under the original terms. In connection with this transaction, we recorded a debt extinguishment loss of $42.3 million, which includes the write-off of the pro-rata allocation of deferred financing costs.

Other Income (Expense), net.

	Years Ended
	September 28, 2013	September 29, 2012	Change
	Amount	Amount	Amount	%
Other Income (Expense), net	$2.3	$4.9	$(2.6)	53.1%
In fiscal 2013, this account was primarily comprised of gains on our investments for our deferred compensation plan of $4.7 million, a $2.0 million gain on the sale of a cost-method investment, $1.3 million from insurance and investment recoveries, and net foreign currency exchange gains of $0.5 million. Partially offsetting these gains were other-than-temporary impairment charges for cost-method equity investments of $6.4 million.
In fiscal 2012, this account was primarily comprised of gains on the cash surrender value of life insurance contracts related to our deferred compensation plan of $3.2 million, net foreign currency transaction gains of $0.8 million, and other miscellaneous gains.
Provision (Benefit) for Income Taxes.

	Years Ended
	September 28, 2013	September 29, 2012	Change
	Amount	Amount	Amount	%
Provision (Benefit) for Income Taxes	$(20.1)	$11.9	$(32.0)	(268.9)%
Our effective tax rate for fiscal 2013 was a benefit of 1.7% on the pretax loss compared to 19.4% of the pretax loss in fiscal 2012. For fiscal 2013, the effective tax rate was lower than the statutory rate primarily due to the non-deductible goodwill impairment charge, non-deductible contingent consideration expense related to the TCT and Interlace acquisitions and unbenefited foreign losses, partially offset by the domestic production activities deduction benefit and the release of a $19.9 million valuation allowance related to capital losses utilized to offset capital gains generated during the year.
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
Segment Results of Operations
Diagnostics.

	Years Ended
	September 28, 2013	September 29, 2012	Change
	Amount	Amount	Amount	%
Total Revenues	$1,189.8	$718.1	$471.7	65.7%
Operating Loss	$(1,149.1)	$(32.8)	$(1,116.3)	**
Operating Loss as a % of Segment Revenue	(96.6)%	(4.6)%
** Percentage not meaningful
Diagnostics revenues increased in fiscal 2013 compared to fiscal 2012 primarily due to the increase in product revenues discussed above, which is principally attributable to the inclusion of Gen-Probe for a full year.
Operating loss for this business segment increased in fiscal 2013 compared to fiscal 2012, primarily due to the goodwill impairment charge of $1.1 billion recorded in the fourth quarter of fiscal 2013 related to our Molecular Diagnostics reporting unit discussed above.
While gross profit in absolute dollars increased in fiscal 2013 due primarily to the inclusion of Gen-Probe as discussed above, higher operating expenses, excluding the impact of the goodwill impairment charge, more than offset the gross margin impact. Gross margin decreased to 41.4% in fiscal 2013 compared to 50.5% in fiscal 2012, which was primarily attributable to the inclusion of Gen-Probe for the full year and incremental charges related to developed technology intangible asset amortization expense of $112.6 million and inventory written up to fair value in purchase accounting of $32.5 million. In addition, we recorded impairment charges of $6.3 million in the fourth quarter to write down certain instruments and related inventory due to our plan to transition certain customers to our Panther instrumentation from our HTA instrumentation. Gross margin was also impacted by lower ThinPrep volumes in the U.S. and lower average selling prices in China and other international markets, unfavorable manufacturing and overhead variances, higher service costs, depreciation of equipment at customer sites, and distribution costs.
Operating expenses, excluding the goodwill impairment charge noted above, increased in fiscal 2013 compared to fiscal 2012 primarily due to the inclusion of Gen-Probe, which contributed an incremental $197.9 million of expenses comprised of research and development, sales and marketing, general and administrative and amortization expense. In addition, this segment incurred incremental charges and expenses for restructuring of $4.0 million, TCT contingent consideration expense of $4.6 million, medical device excise taxes of $6.8 million and integration and retention costs. Partially offsetting these increases were reductions in headcount, bonus expense, international trade shows and marketing initiatives and project spend in the legacy Hologic businesses. In addition, in fiscal 2013, we recorded a net gain of $53.9 million related to the settlement with KV for the sale of our rights to Makena discussed above, and in the prior year second quarter, we recorded a net gain of $12.4 million related to the Makena sale.
Breast Health.

	Years Ended
	September 28, 2013	September 29, 2012	Change
	Amount	Amount	Amount	%
Total Revenues	$905.1	$875.8	$29.3	3.3%
Operating Income	$216.1	$186.1	$30.0	16.1%
Operating Income as a % of Segment Revenue	23.9%	21.2%
Breast Health revenues increased in fiscal 2013 compared to fiscal 2012 primarily due to the $25.5 million increase in service revenue and the $3.8 million in product revenues discussed above.
Operating income for this business segment increased in fiscal 2013 compared to fiscal 2012 primarily due to an increase in gross profit dollars from higher revenues discussed above and lower operating expenses.
In fiscal 2013, overall gross margin increased to 50.2% compared to 49.4% in the prior year. Product gross margin decreased slightly to 49.3% in fiscal 2013 compared to 49.9% in fiscal 2012 as discussed above. Operating expenses decreased in fiscal 2013 compared to fiscal 2012 primarily due to a gain on the settlement of class-action litigation of $5.7 million, lower clinical trials spend, lower compensation from headcount reductions, and lower corporate allocations due to the Gen-Probe acquisition. Partially offsetting these decreases were incremental restructuring charges of $7.1 million, and the medical device excise tax of $5.3 million.
GYN Surgical.

	Years Ended
	September 28, 2013	September 29, 2012	Change
	Amount	Amount	Amount	%
Total Revenues	$307.1	$313.1	$(6.0)	(1.9)%
Operating Income (Loss)	$19.7	$(51.9)	$71.6	(138.0)%
Operating Income (Loss) as a % of Segment Revenue	6.4%	(16.6)%
GYN Surgical revenues decreased in fiscal 2013 compared to fiscal 2012 due to the decrease in product revenues discussed above.
Operating income for this business segment increased in fiscal 2013 compared to fiscal 2012. In fiscal 2013, gross profit in absolute dollars increased compared to fiscal 2012 primarily because fiscal 2012 included $19.1 million of charges recorded in cost of product sales related to the discontinuance of the Adiana system discussed above. Gross margin improved to 56.9% in fiscal 2013 from 50.3% in fiscal 2012. Gross margin also improved primarily due to higher sales of our MyoSure system, which was partially offset by a reduction in NovaSure system sales and higher intangible asset amortization expense of $2.9 million.
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
Skeletal Health.

	Years Ended
	September 28, 2013	September 29, 2012	Change
	Amount	Amount	Amount	%
Total Revenues	$90.3	$95.7	$(5.4)	(5.6)%
Operating Income	$7.1	$12.3	$(5.2)	(42.3)%
Operating Income as a % of Segment Revenue	7.9%	12.9%
Skeletal Health revenues decreased in fiscal 2013 compared to fiscal 2012 primarily due to the decrease in product revenues of $3.5 million discussed above and reduction in service revenues of $2.0 million. Operating income decreased in fiscal 2013 compared to the prior year primarily due to lower revenues and higher operating expenses. Higher operating expenses were primarily driven by restructuring charges of $3.8 million and the medical device excise tax of $0.9 million.
LIQUIDITY AND CAPITAL RESOURCES
At September 27, 2014, we had $946.2 million of working capital, and our cash and cash equivalents totaled $736.1 million. Our cash and cash equivalents balance decreased by $86.4 million during fiscal 2014 principally due to principal payments on our outstanding debt and capital expenditures partially offset by cash generated from operations and net proceeds from stock option exercises.
In fiscal 2014, our operating activities provided us with $508.4 million of cash, which included net income of $17.3 million, non-cash charges for depreciation and amortization aggregating $523.2 million, non-cash interest expense of $68.7 million related to our outstanding debt, stock-based compensation expense of $50.0 million, asset impairment charges of $38.4 million, and debt extinguishment losses of $7.4 million. These adjustments to net income were partially offset by a decrease in net deferred tax liabilities of $243.1 million, primarily from the amortization of intangible assets. Cash provided by operations included a net cash inflow of $44.5 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by a decrease in prepaid income taxes of $22.4 million due to the timing of payments versus their utilization for our tax liability, a decrease in prepaid expenses and other assets of $17.3 million, an increase in deferred revenue of $15.1 million primarily due to an increase in our installed base of digital mammography systems, an increase in accrued expenses and other liabilities of $14.7 million primarily due to a net increase in bonus and benefits accruals, and restructuring and professional fees, partially offset by contingent consideration payments and lower accrued interest on our debt based on the timing of payments. These cash flow increases were partially offset by an increase in inventories of $44.7 million for expected demand and to build up our safety stock of instruments and assays primarily in our Diagnostics business.
In fiscal 2014, our investing activities utilized $67.0 million of cash primarily for capital expenditures of $80.2 million, which consisted primarily of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware, partially offset by proceeds of $10.1 million received from the divestiture of product lines, and net sales of mutual funds and insurance contracts of $6.5 million to pay participant withdrawals from our deferred compensation plan due to employee terminations.
In fiscal 2014, our financing activities used cash of $525.1 million, primarily due to $595.0 million in debt principal payments comprised of $405.0 million to pay off our 2007 Notes and $190.0 million under our Credit Agreement, and $9.8 million to pay employee-related taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $81.4 million from our equity plans, primarily from the exercise of stock options.
Debt
We had total recorded debt outstanding of $4.3 billion at September 27, 2014, which is comprised of amounts outstanding under our amended Credit Agreement of $2.03 billion (principal $2.05 billion), Senior Notes of $1.0 billion and convertible notes of $1.24 billion (principal $1.32 billion). No amounts were outstanding under our Revolving Facility.

Credit Agreement
The facilities under the amended Credit Agreement initially consisted of:

•	$1.0 billion senior secured tranche A term loan, or Term Loan A, with a final maturity date of August 1, 2017;

•	$1.5 billion senior secured tranche B term loan, or Term Loan B, with a final maturity date of August 1, 2019; and

•	$300.0 million secured revolving credit facility, or Revolving Facility, with a final maturity date of August 1, 2017.
As of September 27, 2014, the interest rates under our Term Loan A facility and Term Loan B facility were 2.15% and 3.25%, respectively, and the principal amounts outstanding were $900.0 million and $1.15 billion, respectively.
The credit facilities are secured by first-priority liens on, and a first-priority security interest in, substantially all of our assets and the assets of the Guarantors, including all of the capital stock of substantially all of the U.S. subsidiaries owned by us and the Guarantors, 65% of the capital stock of certain of our first-tier foreign subsidiaries and all intercompany debt.
We are required to make scheduled principal payments under the Term Loan A facility in an increasing amount, which is currently $25.0 million per three month period and increase to $50.0 million per three month period commencing October 31, 2015, and under the Term Loan B facility in equal installments of $3.75 million per three month period beginning on October 31, 2012 and for 27 three month periods thereafter. The remaining balance of $400 million for Term Loan A and $1.07 billion for Term Loan B is due at maturity. Any amounts outstanding under the Revolving Facility are due at maturity. We are required to make principal repayments first, pro rata among the term loan facilities, and second to the Revolving Facility from specified excess cash flows from operations and from the net proceeds of specified types of asset sales, debt issuances, insurance recoveries and equity offerings. Subject to certain limitations, we may voluntarily pre-pay any of the credit facilities without premium or penalty.
The amended Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting our ability and the ability of the Guarantors, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends, repurchase or redeem capital stock or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses.
The amended Credit Agreement contains two financial ratio covenants measured as of the last day of each fiscal quarter: a total net leverage ratio and an interest coverage ratio. The total net leverage ratio covenant is currently 6.00:1.00, which then decreases over time to 4.00:1.00 for the fiscal quarter ending September 30, 2017 and each fiscal quarter thereafter. The interest coverage ratio is currently 3.25:1.00, which increases over time to 3.75:1.00 for the fiscal quarter ending September 30, 2017 and each quarter thereafter. The total net leverage ratio covenant is defined as the ratio of our consolidated net debt as of the quarter end to our consolidated adjusted EBITDA for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of our consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on the measurement date to adjusted consolidated cash interest expense for the same measurement period. These terms, and the calculation thereof, are defined in further detail in the amended Credit Agreement. As of September 27, 2014, we were in compliance with these covenants.
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
Convertible Notes
At September 27, 2014, our convertible notes, in the aggregate principal amount of $1.32 billion, are recorded at $1.24 billion, which is net of the unamortized debt discount attributed to the embedded conversion feature of the convertible notes. These notes consist of:

•	$450 million of our 2.00% Convertible Exchange Senior Notes due 2037 issued in November 2010 (2010 Notes);

•	$500 million of our 2.00% Convertible Senior Notes due 2042 issued in March 2012 (2012 Notes); and

•	$370 million of our 2.00% Convertible Senior Notes due 2043 issued in February 2013 (2013 Notes).
The 2010 Notes, 2012 Notes and 2013 Notes are collectively referred to herein as the convertible notes. Interest on the 2013 Notes is currently being accreted to principal, from their date of issuance, at a rate of 4.00% per year until and including December 15, 2017, and 2.00% per year thereafter. All other notes bear interest at a rate of 2.00% per year on the original principal amount, payable semi-annually in arrears until their first put date and thereafter accrete principal at the rate of 2.00% per year. In addition, under certain circumstances contingent interest may be payable under the convertible notes after each of their first put date.
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
We may redeem any of the 2010 Notes, 2012 Notes and 2013 Notes beginning December 19, 2016, March 6, 2018, and December 15, 2017, respectively. We may redeem all or a portion of the 2010 Notes, 2012 Notes and 2013 Notes (i.e., in cash or a combination of cash and shares of our common stock) at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the applicable redemption date.
We have recorded deferred tax liabilities related to the convertible notes original issuance discount, representing the spread between the cash coupon rate and the higher interest rate deductible for tax purposes. When our convertible notes are extinguished, we are required to recapture the original issuance discount previously deducted for tax purposes.
Stock Repurchase Program
On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250 million of our outstanding common stock over the next three years. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program. Through September 27, 2014 we had not repurchased any shares of our common stock under this program.

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of September 27, 2014:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-Term Debt Obligations (1)	$115.0	$1,280.0	$2,048.4	$1,000.0	$4,443.4
Interest on Long-Term Debt Obligations	137.3	257.1	195.7	62.5	652.6
Operating Leases	18.9	27.6	18.5	24.7	89.7
Financing Leases (2)	2.9	6.2	3.2	—	12.3
Purchase Obligations (3)	53.7	6.4	0.8	—	60.9
Royalty and Collaborative Commitments (4)	0.9	2.2	1.2	4.0	8.3
Pension Obligations (5)	0.4	0.8	0.8	8.3	10.3
Total Contractual Obligations	$329.1	$1,580.3	$2,268.6	$1,099.5	$5,277.5

(1)
Included within long-term debt obligations, we have three issuances (2010 Notes, 2012 Notes and 2013 Notes) of convertible notes which can first be put to us on December 15, 2016 ($450 million principal), March 1, 2018 ($500 million principal), and December 15, 2017 ($370 million principal) and we have assumed for purpose of the above table that the principal amounts for each issuance will be paid off when they first can be put to us, which is in fiscal 2017 and fiscal 2018. The 2013 Notes also have principal accretion of 4% annually, which is included in the principal amount in the 3-5 years column above. The amounts in the table do not include deferred tax liabilities for the recapture of the original issuance discount.

(2)
The financing leases represent two leases for an office building and a manufacturing facility, which were required to be recorded on our balance sheet under U.S. GAAP. See Note 12 to our consolidated financial statements contained in Item 15 of this Annual Report.

(3)	Purchase obligations primarily represent minimum purchase commitments for inventory and instruments and, to a lesser extent, other operating expense commitments.

(4)
Represents minimum royalties due on net sales of products incorporating licensed technology and subject to a minimum annual royalty payment, and payments under collaborative agreements. In addition to the minimum payments due under our collaborative agreements included above, we may be required to pay up to $4.4 million in milestone payments, plus royalties on net sales of any products using specified technology

(5)
Pension obligations do not include our obligation under our deferred compensation plans of $35.8 million, which is recorded as a current liability. Deferred compensation plan benefits are generally paid out at retirement or termination of employment.

The above table does not reflect our long-term liabilities associated with uncertain tax positions recorded under FIN 48 (codified primarily in ASC 740, Income Taxes) totaling $131.4 million. Due to the complexity associated with tax uncertainties, we cannot reasonably make a reliable estimate of the period in which we expect to settle these non-current liabilities. See Note 8 to our consolidated financial statements contained in Item 15 of this Annual Report for more information on our unrecognized tax benefits. In addition, certain of our cost method equity investments give us the option to acquire the company in the future. Since it is not possible to estimate when, or even if, we will exercise our option to acquire these companies, we have not included these future potential payments in the table above.
Future Liquidity Considerations
We expect to continue to review and evaluate potential strategic transactions and alliances that we believe will complement our current or future business. Subject to the Risk Factors set forth in Part I, Item 1A of this Annual Report and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Annual Report, we believe that cash flow from operations and the cash available under our Revolving Facility will provide us with sufficient funds in order to fund our expected normal operations, and debt payments, including interest over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions or other investments, or to repay our convertible notes and related deferred tax liabilities. As described above, we have significant indebtedness outstanding under our Credit Agreement, Senior Notes and convertible notes. These capital requirements could be substantial. Our operating performance may also be affected by matters discussed under the above-referenced Risk Factors set forth elsewhere in this report. These risks, trends and uncertainties may also adversely affect our long-term liquidity.
Legal Contingencies
We are currently involved in certain legal proceedings and claims. In connection with these legal proceedings and claims, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with ASC 450, Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

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
Accounts Receivable Reserves
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectability of our trade receivables based on a combination of factors, including discussions with the customer to determine the cause of non-payment, and evaluation of the customer’s current financial situation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the receivable to the amount that we expect to recover given all information present. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and our assessment of the customer’s current credit worthiness. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, additional allowances may be required.
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
The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, which consider management’s best estimate of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill.
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
We also used the income approach, as described above, to determine the estimated fair value of certain other identifiable intangible assets including developed technology, customer relationships and contracts, and trade names. Developed technology represents patented and unpatented technology and know-how. Customer relationships represent established relationships with customers, which provide a ready channel for the sale of additional products and services. Trade names represent acquired company and product names.
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
Intangible Assets and Goodwill
Intangible Assets
We amortize our intangible assets that have finite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed. The economic pattern is based on undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from 2 to 30 years. We review our intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of an asset exceeds its undiscounted cash flows, we will write-down the carrying value of the intangible asset to its fair value in the period identified. In assessing fair value, we must make assumptions regarding estimated future cash flows and discount rates. If these estimates or related assumptions change in the future, we may be required to record impairment charges. We generally determine fair value based on the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.
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
We conducted our fiscal 2014 annual impairment test on the first day of the fourth quarter. We utilized discounted cash flows, or DCF, and market approaches to estimate the fair value of our reporting units as of June 29, 2014 and ultimately used the fair value determined by the DCF in making our impairment test conclusions. We believe we used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing Step 1, all of the reporting units had fair values exceeding their carrying values, and as such, Step 2 of the impairment test was not required for those reporting units. For illustrative purposes, had the fair value of each of our remaining reporting units been lower by 10%, all of our other reporting units, except for one, would have still passed Step 1 of the goodwill impairment test. The one reporting unit that was at risk of failing Step 1 is within the Diagnostics segment and had goodwill of $202.8 million at September 27, 2014.
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
At September 27, 2014, we believe that all reporting units, except for one within our Diagnostics segment as noted above, with goodwill aggregating $2.61 billion were not at risk of failing Step 1 of the goodwill impairment test based on the current forecasts.
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
As a result of our company-wide annual budgeting and strategic planning process and a full re-evaluation of our existing product development efforts and cost structure performed in the fourth quarter, we reduced our short term and long term revenue forecasts and determined that indicators of impairment existed in our Molecular Diagnostics reporting unit. The Molecular Diagnostics reporting unit is primarily comprised of our Aptima business acquired in the Gen-Probe acquisition and the molecular diagnostics business acquired in the Third Wave acquisition. The updated forecast, which reflected pricing pressures, for revenue and profitability were lower than those expected at the time of the Gen-Probe acquisition.
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
For revenue arrangements with multiple deliverables, we record revenue as separate units of accounting if the delivered items have value to the customer on a stand-alone basis, and if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is considered probable and substantially within our control. Some of our products have both software and non-software components that function together to deliver the product’s essential functionality. We determined that except for our CAD products and C-View product, the software element in our other products is incidental and not within the scope of the software revenue recognition rules, ASC 985-605, Software—Revenue Recognition. We determined that given the significance of the software component’s functionality to our CAD and C-View systems, which are sold by our Breast Health segment, these products are within the scope of the software revenue recognition rules. We evaluated the appropriate revenue recognition treatment of our other hardware products, including our Dimensions digital mammography systems, which have both software and non-software components that function together to deliver the products’ essential functionality (i.e., it is a tangible product), and determined they are not within the scope of ASC 985-605.
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
As part of our Diagnostics reporting segment, we manufacture blood screening products according to demand schedules provided by our collaboration partner, Grifols. Our agreement provides that we share a portion of Grifols’s revenue from screening blood donations. Upon shipment to Grifols, we recognize blood screening product sales at an agreed upon fixed transfer price, which is not refundable, and record the related cost of products sold. Based on the terms of our collaboration agreement with Grifols, our ultimate share of the net revenue from sales to the end user in excess of the transfer price revenues recognized is not known until it is reported to us by Grifols. On a monthly basis, Grifols reports net revenue generated during the prior month and remits an additional corresponding net payment to us which we record as revenue at that time. This payment combined with the transfer price revenues previously recognized represents our ultimate share of net revenue under the agreement.
While the majority of our instruments are placed at customer sites, in certain instances, we sell sell instruments to our clinical diagnostics customers and record sales of these instruments upon delivery and customer acceptance. Prior to delivery, each instrument is tested to meet the Company’s specifications and the specifications of the FDA, and is shipped fully assembled. Customer acceptance of the Company’s clinical diagnostic instrument systems requires installation and training by our technical service personnel. Installation is a standard process consisting principally of uncrating, calibrating and testing the instrumentation. We sell our instruments to Grifols for use in blood screening and record these instrument sales upon delivery since Grifols is responsible for the placement, maintenance and repair of the units with its customers.
Within our Diagnostics business and, to a lesser extent, our GYN Surgical business, we provide our instrumentation (for example, the ThinPrep Processor, ThinPrep Imaging System, Panther and Tigris) and certain other hardware to customers without requiring them to purchase the equipment or enter into a lease. Instead, we recover the cost of providing the instrumentation and equipment in the amount we charge for our diagnostic tests and assays and other disposables. Customers enter into a customer usage agreement, and we install the equipment at customer sites and customers commit to purchasing minimum quantities of disposable products at a stated price over a defined contract term, which is typically between three and five years. Revenue is recognized over the term of the customer usage agreement as tests, assays and other disposable products are shipped or delivered, depending on the customer arrangement.
Stock-Based Compensation
We recognize stock-based compensation expense associated with the granting of stock options, restricted stock units and performance stock units issued to our employees. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We use a binomial lattice model to determine the fair value of our stock options. We consider a number of factors to determine the fair value of stock options including the advice of an outside valuation advisor and the advisor’s model. The model requires us to make estimates of the following assumptions:
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
The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718, Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical forfeitures, we have determined a specific forfeiture rate for certain employee groups and have applied forfeiture rates ranging from 0% to 6.5% as of September 27, 2014 depending on the specific employee group. This analysis is re-evaluated periodically and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.
We recognized $50.0 million, $52.3 million and $40.6 million of stock-based compensation expense for employee equity awards in fiscal years 2014, 2013 and 2012, respectively. As of September 27, 2014, there was $24.4 million and $62.1 million of unrecognized compensation expense related to stock options and stock units, respectively, that we expect to recognize over a weighted-average period of 3.0 years and 2.6 years, respectively.
Income Taxes
We use the asset and liability method for accounting for income taxes. Under this method, we determine deferred tax assets and liabilities based on the difference between our assets and liabilities financial reporting and taxes bases. We measure deferred tax assets and liabilities using enacted tax rates and laws that will be in effect when we expect the differences to reverse.
We have recognized $1.34 billion in net deferred tax liabilities at September 27, 2014 and $1.58 billion at September 28, 2013. The liabilities primarily relate to deferred taxes associated with our acquisitions and debt. The tax assets relate primarily to net operating loss carryforwards, accruals and reserves, stock-based compensation, and research credits. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we determine that we could realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination is made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination is made.
We had $137.0 million in gross unrecognized tax benefits, excluding interest, at September 27, 2014 and $121.8 million at September 28, 2013. At September 27, 2014, $66.1 million represents the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. In the next twelve months, it is reasonably possible that we will reduce our unrecognized tax benefits by $6.0 to $8.0 million due to statute of limitations expiring and potentially favorably settling with taxing authorities.
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
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and earlier application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 660), which provides guidance for revenue recognition. This ASU is applicable to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to receive in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  ASU 2014-09 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, which is fiscal 2018 for the Company. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial position and results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. ASU 2013-11 amends the presentation requirements of ASC 740 and requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2013, which is fiscal 2015 for us. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. We are currently evaluating the impact of the adoption of ASU 2013-11 on our consolidated financial position.
In March 2013, FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income. The ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2013, which is fiscal 2015 for us. We will apply the guidance prospectively to any derecognition events that may occur after the effective date and does not expect the adoption of ASU 2013-05 to have a material impact on our consolidated financial position and results of operations.

Item  7A. Quantitative and Qualitative Disclosures About Market Risk
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, publicly-traded equity securities, cost-method equity investments, mutual funds, insurance contracts and related deferred compensation plan liabilities, accounts payable and debt obligations. Except for our outstanding convertible notes and Senior Notes, the fair value of these financial instruments approximates their carrying amount. As of September 27, 2014, we have $1.3 billion of principal of convertible notes outstanding, which are comprised of our 2010 Notes with a principal of $450.0 million, our 2012 Notes with a principal of $500.0 million, and our 2013 Notes with a principal of $370.0 million. The convertible notes are recorded net of the unamortized discount on our consolidated balance sheets. The fair value of our 2010 Notes, 2012 Notes and 2013 Notes as of September 27, 2014 was approximately $536.6 million, $531.7 million and $401.1 million, respectively. The fair value of our Senior Notes was approximately $1.03 billion.
Amounts outstanding under our Credit Agreement aggregating $2.1 billion aggregate principal as of September 27, 2014 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our convertible notes, Senior Notes and Credit Agreement. The convertible notes and Senior Notes have fixed interest rates. Borrowings under our Credit Agreement bear interest at a rate per annum, at our option, initially, with respect to all loans made under Term Loan A; (i) at the Base Rate plus 1.00% per annum, or (ii) at the Adjusted Eurodollar Rate (i.e., the Libor rate) plus 2.00%, and with respect to loans made under Term Loan B: (i) at the Base Rate, with a floor of 1.75%, plus 1.50%, or (ii) at the Adjusted Eurodollar Rate, with a floor of 0.75% plus 2.50%.
As of September 27, 2014, there was $2.1 billion of aggregate principal outstanding under the Credit Agreement comprised of $900.0 million under the Term Loan A facility and $1.15 billion under the Term Loan B facility. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in Libor rate) would increase annual interest expense by less than $1 million due to the low current interest rate environment and the floor on our Term Loan B facility.
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
We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Our operating results and certain assets and liabilities that are denominated in the Euro are affected by changes in the relative strength of the U.S. dollar against the Euro. Our expenses, denominated in Euros, are positively affected when the U.S. dollar strengthens against the Euro and adversely affected when the U.S. dollar weakens. However, we believe that the foreign currency exchange risk is not significant. A hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material adverse impact on our financial condition or results of operations. During fiscal 2014, 2013 and 2012, we incurred net foreign exchange gains (losses) of $(1.8) million, $0.5 million and $0.8 million, respectively.

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
As of September 27, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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
Management has assessed the effectiveness of our internal control over financial reporting as of September 27, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO) in Internal Control-Integrated Framework.
Subject to the foregoing, based on management’s assessment, we believe that, as of September 27, 2014, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report in which they expressed an unqualified opinion is included below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Hologic, Inc.:
We have audited Hologic Inc.’s internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Hologic Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Hologic, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 27, 2014, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hologic, Inc. as of September 27, 2014 and September 28, 2013 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended September 27, 2014 of Hologic, Inc. and our report dated November 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
November 20, 2014

Changes in Internal Control over Financial Reporting
During the quarter ended September 27, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item  12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of the end of our fiscal year ended September 27, 2014 regarding the shares of our common stock available for grant or granted under stock option plans and equity incentives that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	14,274,166	$20.62	10,730,943
Equity compensation plans not approved by security holders (3)	30,295	$9.80	—
Total	14,304,461	$20.59	10,730,943
___________

(1)
Includes 4,543,117 shares that are issuable upon restricted stock units (RSUs), performance stock units (PSUs) and market stock units (MSUs) vesting. The remaining balance consists of outstanding stock option grants.

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs PSUs and MSUs, which have no exercise price.

(3)	Includes the following plans: 1997 Employee Equity Incentive Plan and 2000 Acquisition Equity Incentive Plan. A description of each of these plans is as follows:
1997 Employee Equity Incentive Plan. The purpose of the 1997 Employee Equity Incentive Plan, or the 1997 Plan, adopted by the Board of Directors in May 1997, was to attract and retain key employees, consultants and advisors, to provide an incentive for them to assist us in achieving long-range performance goals, and to enable such person to participate in our long-term growth. In general, under the 1997 Plan, all employees, consultants, and advisors who were not executive officers or directors were eligible to participate in the 1997 Plan. The 1997 Plan was administered by our Compensation Committee. Participants in the 1997 Plan were eligible to receive non-qualified stock options, stock appreciation rights, restricted stock and performance shares. A total of 4,400,000 shares of our common stock were reserved for issuance under the 1997 Plan. Of the shares reserved for issuance under the 1997 Plan, options to purchase 17,895 shares are outstanding as of September 27, 2014. In September 2005, our Compensation Committee determined that no further awards would be made under this plan and cancelled all remaining 332,168 shares available for issuance under the 1997 Plan that were not subject to outstanding stock option awards.

2000 Acquisition Incentive Plan. The purpose of the 2000 Acquisition Equity Incentive Plan, or the 2000 Plan, adopted by the Board of Directors in April 2001, was to attract and retain (a) employees, consultants and advisors, of newly acquired businesses who were being hired as employees, consultants or advisors of our company or any of our consolidated subsidiaries, and (b) employees, consultants and advisors, of our company who have or were anticipated to provide significant assistance in connection with the acquisition of a newly acquired business or its integration with our company, and to provide such persons an incentive for them to achieve long-range performance goals, and to enable them to participate in our long-term growth. In general, under the 2000 Plan, only employees, consultants and advisors who were not officers or directors of our company were eligible to participate in the 2000 Plan. The 2000 Plan was administered by our Compensation Committee. Participants in the 2000 Plan were eligible to receive non-qualified stock options, stock appreciation rights, restricted stock and performance shares. A total of 3,200,000 shares of our common stock were reserved for issuance under the 2000 Plan. Of the shares reserved for issuance under the 2000 Plan, options to purchase 12,400 shares were outstanding as of September 27, 2014. In September 2005, our Compensation Committee determined that no further awards would be made under this plan and cancelled all remaining 835,408 shares available for issuance under the 2000 Plan that were not subject to outstanding stock option awards.
The additional information required by this item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item  13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

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

PART IV

Item  15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Statements of Operations for the years ended September 27, 2014, September 28, 2013 and September 29, 2012
Consolidated Statements of Comprehensive Loss for the years ended September 27, 2014, September 28, 2013 and September 29, 2012
Consolidated Balance Sheets as of September 27, 2014 and September 28, 2013
Consolidated Statements of Stockholders’ Equity for the years ended September 27, 2014, September 28, 2013 and September 29, 2012
Consolidated Statements of Cash Flows for the years ended September 27, 2014, September 28, 2013 and September 29, 2012
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.
(b) Listing of Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

2.1	Agreement and Plan of Merger, dated April 29, 2012, by and among Hologic, Gold Acquisition Corp. and Gen-Probe Incorporated.	8-K	05/01/2012

3.1	Certificate of Incorporation of Hologic.	S-1	01/24/1990

3.2	Certificate of Amendment to Certificate of Incorporation of Hologic.	10-Q	03/30/1996

3.3	Certificate of Amendment to Certificate of Incorporation of Hologic.	10-K	09/24/2005

3.4	Certificate of Amendment to Certificate of Incorporation of Hologic.	8-K	10/22/2007

3.5	Certificate of Amendment to Certificate of Incorporation of Hologic.	8-K	03/11/2008

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock of Hologic.	8-K	11/21/2013

3.7	Certificate of Elimination of Series A Junior Participating Preferred Stock of Hologic.	8-K	06/25/2014

3.8	Fourth Amended and Restated By-laws, as amended of Hologic.	10-Q	12/28/2013

4.1	Specimen Certificate for Shares of Hologic’s Common Stock.	8-A	01/31/1990

4.2	Description of Capital Stock (Contained in Hologic’s Certificate of Incorporation, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 hereto).

4.3	Indenture, dated December 10, 2007, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	12/10/2007

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
4.4	Second Supplemental Indenture, dated November 23, 2010, by and between Wilmington Trust Company, as Trustee, and Hologic.	10-K	09/25/2010

4.5	Form of 2.00% Convertible Exchange Senior Note due 2037 (included in Exhibit 4.4).	10-K	09/25/2010

4.6	Third Supplemental Indenture, dated March 5, 2012, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	03/08/2012

4.7	Form of 2.00% Convertible Senior Note due 2042 (included in Exhibit 4.6).	8-K	03/08/2012

4.8	Fourth Supplemental Indenture, dated February 21, 2013, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	02/21/2013

4.9	Form of 2.00% Convertible Senior Note due 2043 (included in Exhibit 4.8).	8-K	02/21/2013

4.10	Indenture, dated August 1, 2012, by and among Wells Fargo Bank, National Association, as Trustee, Hologic and certain subsidiaries of Hologic party thereto.	8-K	08/01/2012

4.11	Form of 6.25% Senior Note due 2020 (included in Exhibit 4.10).	8-K	08/01/2012

10.1*	Second Amended and Restated 1999 Equity Incentive Plan.	10-Q	03/25/2006

10.2*	Amendment No. 1 to Second Amended and Restated 1999 Equity Incentive Plan.	S-8	10/23/2007

10.3*	Amendment No. 2 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	10/22/2007

10.4*	Amendment No. 3 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	12/12/2008

10.5*	2000 Acquisition Equity Incentive Plan.	10-K	09/29/2001

10.6*	Cytyc Corporation 2004 Omnibus Stock Plan	S-8	10/23/2007

10.7*	The 2003 Incentive Award Plan of Gen-Probe Incorporated as amended and restated.	S-8	08/02/2012

10.8*	Hologic Amended and Restated 2008 Equity Incentive Plan.	8-K	03/11/2013

10.9*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.10*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2015).	8-K	11/05/2014

10.11*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.12*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.13*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2015).	8-K	11/05/2014

10.14*	Form of Cumming Stock Option Award Agreement Under 2008 Equity Incentive Plan (fiscal 2013).	8-K	08/05/2013

10.15*	Form of Cumming Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (fiscal 2013).	8-K	08/05/2013

10.16*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (annual grant, adopted fiscal 2014).	10-K	09/28/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.17*†	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (annual grant, adopted fiscal 2015).

10.18*	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (annual grant).	10-K	09/28/2013

10.19*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (initial grant, adopted fiscal 2014).	10-K	09/28/2013

10.20*†	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (initial grant, adopted fiscal 2015).

10.21*	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (initial grant).	10-K	09/28/2013

10.22*	Hologic 2012 Employee Stock Purchase Plan.	8-K	03/08/2012

10.23*	Hologic 2014 Short-Term Incentive Plan.	8-K	11/12/2013

10.24*	Hologic 2015 Short-Term Incentive Plan.	8-K	11/10/2014

10.25*	Amended and Restated Non-qualified Deferred Compensation Plan.	8-K	11/12/2013

10.26*	Rabbi Trust Agreement.	10-K	09/28/2013

10.27*	Form of Indemnification Agreement (as executed with each director of Hologic). #	8-K	03/06/2009

10.28*	Form of Senior Vice President Change of Control Agreement. #	10-Q	12/29/2012

10.29*	Form of Senior Executive Officer Change of Control Agreement. #	8-K	11/17/2009

10.30*	Form of Senior Vice President Severance Agreement. #	10-K	09/28/2013

10.31*	Transition Agreement dated November 5, 2009, by and between John W. Cumming and Hologic.	8-K	11/09/2009

10.32*	Employment Letter dated July 18, 2013 by and between John W. Cumming and Hologic.	8-K	07/19/2013

10.33*	Separation Agreement and General Release of All Claims dated December 11, 2013 by and between John W. Cumming and Hologic.	10-Q	12/28/2013

10.34*	Severance and Change of Control Agreement dated March 5, 2013 by and between Mark J. Casey and Hologic.	8-K	03/11/2013

10.35*	Separation Agreement and General Release of All Claims dated November 10, 2014 by and between Mark J. Casey and Hologic.	8-K	11/10/2014

10.36*	Transition and Separation Agreement and General Release of All Claims dated July 18, 2013 by and between Robert A. Cascella and Hologic.	8-K	07/19/2013

10.37*	Separation and Release Agreement dated January 22, 2013 by and between Carl W. Hull and Hologic.	8-K	01/22/2013

10.38*	Consulting Agreement dated January 22, 2013 by and between Carl W. Hull and Hologic.	8-K	01/22/2013

10.39*	Employment Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic.	8-K	12/09/2013

10.40*	Form of Price Targets Performance Stock Unit Award Agreement.	8-K	12/09/2013

10.41*	Form of Matching Restricted Stock Unit Award Agreement.	8-K	12/09/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.42*	Change of Control Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic.	8-K	12/09/2013

10.43*	Retention Agreement dated July 31, 2012 by and between Rohan F. Hastie and Hologic.	10-Q	12/28/2013

10.44*	Separation and Release Agreement dated September 2, 2014 by and between Rohan F. Hastie and Hologic.	8-K	09/08/2014

10.45*	Offer Letter dated March 9, 2014 by and between Eric B. Compton and Hologic.	8-K	03/14/2014

10.46*	Severance and Change of Control Agreement dated March 9, 2014 by and between Eric B. Compton and Hologic.	8-K	03/14/2014

10.47*	Transition Agreement dated March 13, 2014 by and between Glenn P. Muir and Hologic.	8-K	03/14/2014

10.48*	Transition and Severance Agreement dated May 1, 2014 by and between David P. Harding and Hologic.	10-Q	03/29/2014

10.49*	Settlement and Release Agreement dated May 1, 2014 by and between David P. Harding and Hologic.	10-Q	03/29/2014

10.50*	Offer Letter dated May 8, 2014 by and between Robert W. McMahon and Hologic.	8-K	05/13/2014

10.51*	Severance and Change of Control Agreement dated May 8, 2014 by and between Robert W. McMahon and Hologic.	8-K	05/13/2014

10.52*	Offer Letter dated May 4, 2014 by and between Peter J. Valenti and Hologic.	10-Q	06/28/2014

10.53*†	Senior Vice President Severance Agreement dated May 26, 2014 by and between Peter J. Valenti and Hologic.

10.54*†	Offer Letter dated August 21, 2014 by and between Thomas A. West and Hologic.

10.55*†	Senior Vice President Severance Agreement dated October 3, 2014 by and between Thomas A. West and Hologic.

10.56*†	Letter of Intent dated February 27, 2014 and Terms and Conditions of Employment dated March 10, 2014 by and between Claus Egstrand and Hologic.

10.57*†	Severance and Change of Control Agreement dated September 18, 2014 by and between Claus Egstrand and Hologic.

10.58	Facility Lease (Danbury) dated December 30, 1995 by and among Melvin J. Powers and Mary P. Powers D/B/A M&N Realty and Lorad.	Trex Medical Corporation S-1	03/29/1996

10.59	Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated August 28, 2002.	10-K	09/28/2002

10.60	First Amendment to Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated October 29, 2007.	10-K	09/29/2007

10.61	Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership.	Cytyc Corporation 10-K	12/31/2003

10.62	Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated April 23, 2007.	10-K	09/29/2007

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.63	Lease Agreement by and between 445 Simarano Drive, Marlborough LLC and Cytyc dated July 11, 2006.	10-K	09/29/2007

10.64	Lease Guaranty dated October 22, 2007 between Bel Marlborough I LLC and Hologic, as guarantor thereunder.	8-K	10/22/2007

10.65	Form of Exchange Agreement.	8-K	02/15/2013

10.66
Credit and Guaranty Agreement, dated August 1, 2012, by and among Hologic, the guarantors party thereto, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and the lenders party thereto. ‡
		8-K/A	10/15/2012

10.67	Refinancing Amendment No. 1 dated March 20, 2013 by and among Hologic, the guarantors party thereto, Goldman Sachs Bank USA, and the lenders party thereto.	8-K	03/20/2013

10.68	Refinancing Amendment No. 2 dated August 2, 2013 by and among Hologic, the guarantors party thereto, Goldman Sachs Bank USA, and the lenders party thereto.	8-K	08/02/2013

10.69	Refinancing Amendment No. 3 dated February 26, 2014 by and among Hologic, the guarantors party thereto, Goldman Sachs Bank USA, and the lenders party thereto.	8-K	02/26/2014

10.70	Pledge and Security Agreement, dated August 1, 2012, by and among the grantors party thereto and Goldman Sachs Bank USA, as Collateral Agent.	8-K/A	10/15/2012

10.71	Restated Agreement dated July 24, 2009 by and between Gen-Probe Incorporated and Novartis Vaccines and Diagnostics, Inc. ‡	Gen-Probe 10-Q/A	09/30/2009

10.72	First Amendment to Restated Agreement dated November 8, 2013 by and between Gen-Probe Incorporated and Novartis Vaccines and Diagnostics, Inc.	10-K	09/28/2013

10.73	Supply Agreement for Panther Instrument System effective November 22, 2006 between Gen-Probe Incorporated and STRATEC Biomedical Systems AG. ‡	Gen-Probe 10-Q	09/30/2007

10.74
Nomination and Standstill Agreement dated December 8, 2013 by and among Hologic, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Partners LP, Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, Icahn Enterprises G.P. Inc., Beckton Corp., High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Carl C. Icahn, Jonathan Christodoro and Samuel Merksamer.
		8-K	12/09/2013

10.75
Confidentiality Agreement dated December 8, 2013 by and among Hologic, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Partners LP, Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, Icahn Enterprises G.P. Inc., Beckton Corp., High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Carl C. Icahn, Jonathan Christodoro and Samuel Merksamer.
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
______________
*    Indicates management contract or compensatory plan, contract or arrangement.
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
Date: November 20, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN P. MACMILLAN	President and Chief Executive Officer (Principal Executive Officer)	November 20, 2014
STEPHEN P. MACMILLAN

/S/ ROBERT W. MCMAHON	Chief Financial Officer (Principal Financial Officer)	November 20, 2014
ROBERT W. MCMAHON

/S/ KARLEEN M. OBERTON	Corporate Vice President, Finance and Accounting (Controller)	November 20, 2014
KARLEEN M. OBERTON

/S/ DAVID R. LAVANCE, JR.	Chairman of the Board	November 20, 2014
DAVID R. LAVANCE, JR.

/S/ JONATHAN CHRISTODORO	Director	November 20, 2014
JONATHAN CHRISTODORO

/S/ SALLY W. CRAWFORD	Director	November 20, 2014
SALLY W. CRAWFORD

/S/ SCOTT T. GARRETT	Director	November 20, 2014
SCOTT T. GARRETT

/S/ NANCY L. LEAMING	Director	November 20, 2014
NANCY L. LEAMING

/S/ LAWRENCE M. LEVY	Director	November 20, 2014
LAWRENCE M. LEVY

/S/ SAMUEL MERKSAMER	Director	November 20, 2014
SAMUEL MERKSAMER

/S/ CHRISTIANA STAMOULIS	Director	November 20, 2014
CHRISTIANA STAMOULIS

/S/ ELAINE S. ULLIAN	Director	November 20, 2014
ELAINE S. ULLIAN

/S/ WAYNE WILSON	Director	November 20, 2014
WAYNE WILSON

Hologic, Inc.
Consolidated Financial Statements
Years ended September 27, 2014, September 28, 2013 and September 29, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Hologic, Inc.:
We have audited the accompanying consolidated balance sheets of Hologic, Inc. as of September 27, 2014 and September 28, 2013 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended September 27, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hologic, Inc. at September 27, 2014 and September 28, 2013, and the consolidated results of its operations and cash flows for each of the three years in the period ended September 27, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hologic, Inc.’s internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
November 20, 2014

Hologic, Inc.
Consolidated Statements of Operations
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Years ended
	September 27, 2014	September 28, 2013	September 29, 2012
Revenues:
Product	$2,094.9	$2,100.9	$1,657.7
Service and other	435.8	391.4	344.9
	2,530.7	2,492.3	2,002.6
Costs of revenues:
Product	731.3	818.2	616.8
Amortization of intangible assets	314.6	307.9	201.9
Impairment of intangible assets	26.6	1.7	—
Service and other	212.7	203.1	189.5
Gross Profit	1,245.5	1,161.4	994.4
Operating expenses:
Research and development	203.2	197.6	131.0
Selling and marketing	331.7	342.1	322.3
General and administrative	259.8	227.7	220.5
Amortization of intangible assets	113.8	112.6	72.0
Impairment of intangible assets	5.6	—	—
Contingent consideration – compensation expense	—	80.0	81.0
Contingent consideration – fair value adjustments	—	11.3	38.5
Impairment of goodwill	—	1,117.4	5.8
Gain on sale of intellectual property	—	(53.9)	(12.4)
Acquired in-process research and development	—	—	4.5
Restructuring and divestiture charges	51.7	32.8	17.5
	965.8	2,067.6	880.7
Income (loss) from operations	279.7	(906.2)	113.7
Interest income	1.3	1.3	2.3
Interest expense	(220.6)	(281.1)	(140.3)
Debt extinguishment loss	(7.4)	(9.2)	(42.3)
Other (expense) income, net	(4.9)	2.3	4.9
Income (loss) before income taxes	48.1	(1,192.9)	(61.7)
Provision (benefit) for income taxes	30.8	(20.1)	11.9
Net income (loss)	$17.3	$(1,172.8)	$(73.6)
Net income (loss) per common share:
Basic	$0.06	$(4.36)	$(0.28)
Diluted	$0.06	$(4.36)	$(0.28)
Weighted average number of shares outstanding:
Basic	275,499	268,704	264,041
Diluted	278,360	268,704	264,041

See accompanying notes.

Hologic, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)

	Years ended
	September 27, 2014	September 28, 2013	September 29, 2012
Net income (loss)	$17.3	$(1,172.8)	$(73.6)
Changes in foreign currency translation adjustment	(13.3)	1.4	6.2
Changes in unrealized holding gains and losses on available-for-sale securities	(3.2)	12.1	0.1
Changes in pension plans, net of taxes of $0.2 in 2014, $0.1 in 2013 and $0.6 in 2012	(1.3)	0.1	(1.5)
Other comprehensive (loss) income	(17.8)	13.6	4.8
Comprehensive loss	$(0.5)	$(1,159.2)	$(68.8)
See accompanying notes.

Hologic, Inc.
Consolidated Balance Sheets
(In millions, except number of shares, which are reflected in thousands, and par value)

	September 27, 2014	September 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$736.1	$822.5
Restricted cash	5.5	6.9
Accounts receivable, less reserves of $12.0 and $8.8, respectively	396.0	409.3
Inventories	330.6	289.4
Deferred income tax assets	39.4	—
Prepaid income taxes	22.4	44.7
Prepaid expenses and other current assets	35.8	48.4
Other current assets – assets held-for-sale	—	3.0
Total current assets	1,565.8	1,624.2
Property, plant and equipment, net	461.9	491.5
Intangible assets, net	3,433.6	3,906.7
Goodwill	2,810.8	2,814.5
Other assets	142.6	163.9
Total assets	$8,414.7	$9,000.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$114.5	$563.8
Accounts payable	92.1	80.5
Accrued expenses	262.1	272.0
Deferred revenue	150.9	132.3
Deferred income tax liabilities	—	39.8
Total current liabilities	619.6	1,088.4
Long-term debt, net of current portion	4,153.2	4,242.1
Deferred income tax liabilities	1,375.4	1,535.3
Deferred service obligations – long-term	20.1	25.5
Other long-term liabilities	183.4	168.0
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 277,972 and 272,036 shares issued, respectively	2.8	2.7
Additional paid-in-capital	5,658.2	5,536.3
Accumulated deficit	(3,600.6)	(3,616.4)
Accumulated other comprehensive income	2.6	20.4
Treasury stock, at cost – 219 shares at September 28, 2013	—	(1.5)
Total stockholders’ equity	2,063.0	1,941.5
Total liabilities and stockholders’ equity	$8,414.7	$9,000.8
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except number of shares which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount
Balance at September 24, 2011	262,459	$2.6	$5,303.7	$(2,370.0)	$2.0	219	$(1.5)	$2,936.8
Exercise of stock options	2,457	—	27.7	—	—	—	—	27.7
Issuance of common stock to employees upon vesting of restricted stock units, net of shares withheld for employee taxes	673	—	(5.7)	—	—	—	—	(5.7)
Issuance of common stock under the employee stock purchase plan	46	—	0.9	—	—	—	—	0.9
Stock-based compensation expense	—	—	40.0	—	—	—	—	40.0
Excess tax benefit from employee equity awards	—	—	4.4	—	—	—	—	4.4
Fair value of options exchanged in a business combination	—	—	2.7	—	—	—	—	2.7
Equity component related to convertible notes, net of taxes	—	—	23.0	—	—	—	—	23.0
Net loss	—	—	—	(73.6)	—	—	—	(73.6)
Foreign currency translation adjustment	—	—	—	—	6.2	—	—	6.2
Adjustment to minimum pension liability, net	—	—	—	—	(1.5)	—	—	(1.5)
Unrealized gain on marketable securities	—	—	—	—	0.1	—	—	0.1
Balance at September 29, 2012	265,635	2.6	5,396.7	(2,443.6)	6.8	219	(1.5)	2,961.0
Exercise of stock options	4,786	0.1	65.6	—	—	—	—	65.7
Issuance of common stock to employees upon vesting of restricted stock units, net of shares withheld for employee taxes	1,117	—	(12.3)	—	—	—	—	(12.3)
Issuance of common stock under the employee stock purchase plan	498	—	8.0	—	—	—	—	8.0
Stock-based compensation expense	—	—	52.4	—	—	—	—	52.4
Excess tax benefit from employee equity awards	—	—	5.9	—	—	—	—	5.9
Equity component related to convertible notes, net of taxes	—	—	20.0	—	—	—	—	20.0
Net loss	—	—	—	(1,172.8)	—	—	—	(1,172.8)
Foreign currency translation adjustment	—	—	—	—	1.4	—	—	1.4
Adjustment to minimum pension liability, net	—	—	—	—	0.1	—	—	0.1
Unrealized gain on marketable securities	—	—	—	—	12.1	—	—	12.1
Balance at September 28, 2013	272,036	2.7	5,536.3	(3,616.4)	20.4	219	(1.5)	1,941.5
Exercise of stock options	4,697	0.1	70.5	—	—	—	—	70.6
Issuance of common stock to employees upon vesting of restricted stock units, net of shares withheld for employee taxes	846	—	(9.8)	—	—	—	—	(9.8)
Issuance of common stock under the employee stock purchase plan	612	—	10.9	—	—	—	—	10.9
Stock-based compensation expense	—	—	49.5	—	—	—	—	49.5
Excess tax benefit from employee equity awards	—	—	0.8	—	—	—	—	0.8
Net income	—	—	—	17.3	—	—	—	17.3
Foreign currency translation adjustment	—	—	—	—	(13.3)	—	—	(13.3)
Adjustment to minimum pension liability, net	—	—	—	—	(1.3)	—	—	(1.3)
Retirement of treasury shares	(219)	—	—	(1.5)	—	(219)	1.5	—
Unrealized losses on marketable securities	—	—	—	—	(3.2)	—	—	(3.2)
Balance at September 27, 2014	277,972	$2.8	$5,658.2	$(3,600.6)	$2.6	—	$—	$2,063.0
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended
	September 27, 2014	September 28, 2013	September 29, 2012
OPERATING ACTIVITIES
Net income (loss)	$17.3	$(1,172.8)	$(73.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	94.7	95.5	71.9
Amortization	428.5	420.5	273.9
Non-cash interest expense	68.7	81.2	75.0
Stock-based compensation expense	50.0	52.3	40.6
Excess tax benefit related to equity awards	(5.7)	(7.4)	(6.2)
Deferred income taxes	(243.1)	(198.0)	(155.2)
Gain on sale of intellectual property	—	(53.9)	(12.4)
Fair value adjustments to contingent consideration	—	11.3	38.5
Fair value write-up of inventory sold	—	52.4	19.9
Impairment of goodwill	—	1,117.4	5.8
Asset impairment charges	38.4	9.4	16.9
Acquired in-process research and development	—	—	4.5
Debt extinguishment losses	7.4	9.2	42.3
Cost-method equity investment impairment charges	6.9	6.4	—
Gain on sale of cost-method equity investment	—	(2.0)	—
Loss on disposal of property and equipment	7.1	4.9	3.8
Loss on sale of businesses	5.5	—	—
Other	(11.8)	2.9	(3.7)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	7.9	4.1	(11.0)
Inventories	(44.7)	25.2	(12.2)
Prepaid income taxes	22.4	25.1	6.1
Prepaid expenses and other assets	17.3	0.9	69.8
Accounts payable	11.8	(6.4)	3.8
Accrued expenses and other liabilities	14.7	2.3	(41.0)
Deferred revenue	15.1	13.3	12.7
Net cash provided by operating activities	508.4	493.8	370.2
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	(6.3)	(3,762.4)
Payment of additional acquisition consideration	—	(16.8)	(9.8)
Proceeds from sale of business, net of cash transferred	10.1	85.1	—
Purchase of property and equipment	(44.3)	(49.0)	(33.1)
Increase in equipment under customer usage agreements	(35.9)	(41.1)	(45.6)
Net sales (purchases) of insurance contracts	13.8	(4.0)	—
Purchases of mutual funds	(29.7)	—	—
Sales of mutual funds	22.4	—	—
Proceeds from sale of intellectual property	—	60.0	12.5
Acquisition of in-process research and development assets	—	—	(4.5)
Purchase of cost-method equity investments	—	(3.7)	(0.3)
Sale of a cost-method equity investment	—	2.1	—
Increase in other assets	(3.4)	(7.5)	(7.6)
Net cash (used in) provided by investing activities	(67.0)	18.8	(3,850.8)
FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	3,476.3
Repayment of long-term debt	(595.0)	(265.0)	—
Payment of debt issuance costs	(2.4)	(9.4)	(81.4)
Payment of contingent consideration	—	(43.0)	(51.7)
Payment of deferred acquisition consideration	(5.0)	(1.6)	(44.2)
Net proceeds from issuance of common stock pursuant to employee stock plans	81.4	75.1	28.6
Excess tax benefit related to equity awards	5.7	7.4	6.2
Payment of minimum tax withholdings on net share settlements of equity awards	(9.8)	(12.3)	(5.7)
Net cash (used in) provided by financing activities	(525.1)	(248.8)	3,328.1
Effect of exchange rate changes on cash and cash equivalents	(2.7)	(1.7)	0.6
Net (decrease) increase in cash and cash equivalents	(86.4)	262.1	(151.9)
Cash and cash equivalents, beginning of period	822.5	560.4	712.3
Cash and cash equivalents, end of period	$736.1	$822.5	$560.4
See accompanying notes.

Hologic, Inc.
Notes to Consolidated Financial Statements
(all tabular amounts in millions, except number of shares which are reflected in thousands)

1. Operations
Hologic, Inc. (the “Company” or “Hologic”) develops, manufactures and distributes premium diagnostics products, medical imaging systems and surgical products. The Company’s core business units are focused on Diagnostics, Breast Health, GYN Surgical and Skeletal Health.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on the last Saturday in September. Fiscal 2014, 2013 and 2012 ended on September 27, 2014, September 28, 2013 and September 29, 2012, respectively. Fiscal 2014 and 2013 were 52 week periods and fiscal 2012 was a 53 week period.
Management’s Estimates and Uncertainties
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s revenue recognition for multiple element arrangements, allowance for doubtful accounts, the net realizable value of inventory, estimated fair value of cost-method equity investments, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves, deferred tax rates and recoverability of the Company’s net deferred tax assets and related valuation allowances.
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including dependence on third-party reimbursements to support the markets of the Company’s products, early stage of development of certain products, rapid technological changes, recoverability of long-lived assets (including intangible assets and goodwill), competition, stability of world financial markets, ability to obtain regulatory approvals, changes in the regulatory environment, limited number of suppliers, customer concentration, integration of acquisitions, substantial indebtedness, government regulations, future sales or issuances of its common stock, management of international activities, protection of proprietary rights, patent and other litigation and dependence on key individuals.
Cash Equivalents
Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition. At September 27, 2014 and September 28, 2013, the Company’s cash equivalents consisted of money market accounts.
Marketable Securities
The Company’s marketable securities are comprised of equity securities and mutual funds. The equity securities are investments in the common stock of publicly traded companies, and the mutual funds are used to fund a portion of the Company's deferred compensation plan. The equity securities are classified as available-for-sale and are recorded at fair value with the unrealized gains or losses, net of tax, within accumulated other comprehensive income (loss), which is a component of stockholders’ equity. The mutual funds are classified as trading and are recorded at fair value with unrealized gains and losses recorded in other income (expense), net in the Consolidated Statements of Operations.

The Company periodically reviews its marketable equity securities classified as available-for-sale for other-than-temporary declines in fair value below cost basis, or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. When assessing marketable equity securities for other-than-temporary declines in value, the Company considers factors including: the significance of the decline in value compared to the cost basis; the underlying factors contributing to a decline in the price of the security; how long the market value of the investment has been less than its cost basis; any market conditions that impact liquidity; the views of external investment analysts; the financial condition and near-term prospects of the investee; any news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates. The Company concluded there was not an other-than-temporary impairment at September 27, 2014.
The following reconciles cost basis to fair market value.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 27, 2014	$15.5	$10.2	$(1.3)	$24.4
As of September 28, 2013	$5.9	$12.2	$—	$18.1
As of September 29, 2012	$5.9	$0.1	$—	$6.0
Concentrations of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, cost-method equity investments, and trade accounts receivable. The Company invests its cash and cash equivalents with high credit quality financial institutions.
The Company’s customers are principally located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the healthcare industry, as well as global economic conditions, management does not believe significant credit risk exists as of September 27, 2014. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the healthcare industry. The Company maintains an allowance for doubtful accounts based on accounts past due and historical collection experience.
There were no customers with balances greater than 10% of accounts receivable as of September 27, 2014 and September 28, 2013, or any customers that represented greater than 10% of consolidated revenues for fiscal years 2014, 2013 and 2012.
Supplemental Cash Flow Statement Information

	Years ended
	September 27, 2014	September 28, 2013	September 29, 2012
Cash paid during the period for income taxes	$231.8	$79.9	$166.6
Cash paid during the period for interest	$155.7	$192.8	$55.0
Non-Cash Investing Activities:
Fair value of stock options assumed in the Gen-Probe acquisition	$—	$—	$2.7
Non-Cash Financing Activities:
Fair value of contingent consideration at acquisition	$—	$0.5	$—
Deferred payments for acquisitions	$—	$—	$1.7

Inventories
Inventories are valued at the lower of cost or market on a first in, first out basis. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. The valuation of inventory requires management to estimate excess and obsolete inventory. The Company employs a variety of methodologies to determine the net realizable value of its inventory. Provisions for excess and obsolete inventory are primarily based on management’s estimates of forecasted sales, usage levels and expiration dates, as applicable for disposable products. A significant change in the timing or level of demand for the Company’s products compared to forecasted amounts may result in recording additional charges for excess and obsolete inventory in the future. The Company records charges for excess and obsolete inventory within cost of product revenues.
Inventories consisted of the following:

	September 27, 2014	September 28, 2013
Raw materials	$115.6	$115.6
Work-in-process	57.1	51.2
Finished goods	157.9	122.6
	$330.6	$289.4

Property, Plant and Equipment
Property, plant and equipment is recorded at cost less allowances for depreciation. The straight-line method of depreciation is used for all property and equipment.
Property, plant and equipment consisted of the following as of:

	September 27, 2014	September 28, 2013
Equipment and software	$342.5	$318.5
Equipment under customer usage agreements	285.2	275.7
Buildings and improvements	176.9	171.5
Leasehold improvements	63.2	68.1
Land	51.6	51.6
Furniture and fixtures	16.3	22.6
	935.7	908.0
Less - accumulated depreciation and amortization	(473.8)	(416.5)
	$461.9	$491.5
Property, plant and equipment are depreciated over the following estimated useful lives:

Asset Classification	Estimated Useful Life
Building and improvements	35–40 years
Equipment and software	3–10 years
Equipment under customer usage agreements	3–8 years
Furniture and fixtures	5–7 years
Leasehold improvements	Shorter of the Original Term of Lease or Estimated Useful Life
Equipment under customer usage agreements primarily consists of diagnostic instrumentation and medical imaging equipment located at customer sites but owned by the Company. Generally, the customer has the right to use it for a period of time provided they meet certain agreed to conditions. The Company recovers the cost of providing the equipment from the sale of disposables. The depreciation costs associated with equipment under customer usage agreements are charged to cost of product revenues over the estimated useful life of the equipment. The costs to maintain the equipment in the field are charged to cost of product revenue as incurred.

Long-Lived Assets
The Company reviews its long-lived assets, which includes property, plant and equipment and identifiable intangible assets (see below for discussion of intangible assets), for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10-35-15, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets (ASC 360). Recoverability of these assets is evaluated by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying value. Fair value is determined by either a quoted market price, if any, or a value determined by a discounted cash flow technique.
In the second quarter of fiscal 2014, the Company evaluated its MRI breast coils product line asset group, which is within its Breast Health segment, for impairment due to the Company’s expectation that it would be sold or disposed of significantly before the end of its previously estimated useful life. At this time, the undiscounted cash flows expected to be generated by this asset group over its estimated remaining useful life were not sufficient to recover its carrying value. The Company estimated the fair value of the asset group using market participant assumptions, which were based on underlying cash flow estimates, resulting in an impairment charge of $28.6 million. Pursuant to ASC 360, Property, Plant, and Equipment-Other, subtopic 10-35-28, the impairment charge was allocated to the long-lived assets, with $27.1 million to intangible assets and $1.5 million to property and equipment. The property and equipment charge was recorded to cost of product revenues and general and administrative expenses in the amounts of $0.3 million and $1.2 million, respectively. The Company believes this adjustment falls within Level 3 of the fair value hierarchy. The Company completed the sale of this product line in the fourth quarter of fiscal 2014 (see Note 4).
In the first quarter of fiscal 2014, the Company recorded a $3.1 million impairment charge to record certain of its buildings at fair value related to the shutdown of its Hitec Imaging organic photoconductor manufacturing line (see Note 4).
At the end of the fourth quarter of fiscal 2013, the Company decided to transition certain of its placed equipment at customer sites to its Panther instrument, and as a result, the Company recorded a charge of $6.3 million to cost of product revenues of which $3.7 million related to recording certain equipment at its fair value.
At the end of the second quarter of fiscal 2012, the Company decided to cease manufacturing, marketing and selling its Adiana system, which was a product line within the Company’s GYN Surgical segment, determining that the product was not financially viable and would not become so in the foreseeable future. As a result, in fiscal 2012, the Company recorded charges of $19.5 million of which $6.5 million was recorded within cost of product revenues to write down certain manufacturing equipment and equipment placed at customer sites to its fair value that had no further utility.
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
The Company uses the income approach to determine the fair value of developed technology and in-process research and development ("IPR&D") acquired in a business combination. This approach determines fair value by estimating the after-tax cash flows attributable to the respective asset over its useful life and then discounting these after-tax cash flows back to a present value. The Company bases its revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. Developed technology represents patented and unpatented technology and know-how. Regarding the value of the in-process projects, the Company considers, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. The Company believes that the estimated developed technology and IPR&D amounts represent the fair value at the date of acquisition and do not exceed the amount a third-party would pay for the assets.

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
Indefinite lived intangible assets, such as IPR&D assets, are required to be tested for impairment annually, or more frequently if indicators of impairment are present. The Company’s annual impairment test date is as of the first day of its fourth quarter. The Company tested its IPR&D assets utilizing the discounted cash flow ("DCF") model.
During the fourth quarter of fiscal 2014, the Company recorded impairment charges of $5.1 million for a reduction in fair value of its remaining IPR&D assets. The reduction in fair value was primarily due to lower revenue projections of the respective products compared to those estimated at the time of the Gen-Probe acquisition.
During the second quarter of fiscal 2014, the Company recorded impairment charges of $26.6 million and $0.5 million to developed technology and trade names, respectively, related to its MRI breast coils product line discussed above. In addition, the Company periodically re-evaluates the lives of its definite-lived intangible assets, and in the second quarter of fiscal 2014 shortened the life of certain corporate trade names, which will be phased out.
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
During the fourth quarter of fiscal 2012, the Company acquired certain IPR&D assets that were not part of a business acquisition. Since these assets had no alternative future use, the Company recorded IPR&D charges of $4.5 million in fiscal 2012.

Intangible assets consisted of the following:

	September 27, 2014		September 28, 2013
Description	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology	$3,951.1	$1,390.5	$4,009.0	$1,094.5
In-process research and development	17.9	—	24.0	—
Customer relationships and contracts	1,102.4	384.7	1,101.9	296.5
Trade names	236.5	105.3	238.1	81.8
Patents	14.5	8.9	13.0	8.5
Business licenses	2.6	2.0	2.6	0.6
	$5,325.0	$1,891.4	$5,388.6	$1,481.9
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
Subsequent to the acquisition and through September 2014, the Company has received United States Food and Drug Administration ("FDA") approval for four projects with an aggregate value of $94.0 million. Amortization of these assets begins once FDA approval is received. The other projects are expected to be completed over the next three years. Given the uncertainties inherent with product development and commercial introduction, there can be no assurance that any of the Company’s product development efforts will be successful, completed on a timely basis or within budget, if at all.
Amortization expense related to developed technology and patents is classified as a component of cost of product revenues—amortization of intangible assets. Amortization expense related to customer relationships and contracts, trade names, business licenses and non-competes is classified as a component of amortization of intangible assets within operating expenses.
The estimated amortization expense at September 27, 2014 for each of the five succeeding fiscal years was as follows:

Fiscal 2015	$403.3
Fiscal 2016	$374.5
Fiscal 2017	$365.4
Fiscal 2018	$354.9
Fiscal 2019	$343.1
Goodwill
In accordance with ASC 350, Intangibles—Goodwill and Other (ASC 350), the Company tests goodwill for impairment at the reporting unit level on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that could indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate, operational performance of the business or key personnel, and an adverse action or assessment by a regulator.
In performing the impairment test, the Company utilizes the two-step approach prescribed under ASC 350. The first step requires a comparison of the carrying value of each reporting unit to its estimated fair value. To estimate the fair value of its reporting units for Step 1, the Company primarily utilizes the income approach. The income approach is based on a DCF analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on the Company’s most recent budget and strategic plan and for years beyond this period, the Company’s estimates are based on assumed growth rates expected as of the measurement date. The Company believes its assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates used are intended to reflect the risks inherent in future cash flow projections and are based on estimates of the weighted-average cost of capital (“WACC”) of market participants relative to each respective reporting unit. The market approach considers comparable market data based on multiples of revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”) and is primarily used as a corroborative analysis to the results of the DCF analysis. The Company believes its assumptions used to determine the fair value of its reporting units are reasonable. If different assumptions were used, particularly with respect to forecasted cash flows, terminal values, WACCs, or market multiples, different estimates of fair value may result and there could be the potential that an impairment charge could result. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.
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
The Company conducted its fiscal 2014 annual impairment test on the first day of the fourth quarter, and as noted above used DCF and market approaches to estimate the fair value of its reporting units as of June 29, 2014, and ultimately used the fair value determined by the DCF approach in making its impairment test conclusions. The Company believes it used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing Step 1, all of the Company’s reporting units had fair values exceeding their carrying values, and as such, Step 2 of the impairment test was not required. For illustrative purposes, had the fair value of each of the reporting units that passed Step 1 been lower by 10%, all of the reporting units, except for one, would have still passed Step 1 of the goodwill impairment test. The one reporting unit that was at risk of failing Step 1 is within the Diagnostics segment and had a goodwill balance of $202.8 million at September 27, 2014.
At September 27, 2014, the Company believes that each reporting unit, except for one within its Diagnostics segment as noted above, with goodwill aggregating $2.61 billion, was not at risk of failing Step 1 of the goodwill impairment test based on the current forecasts.
The Company conducted its fiscal 2013 annual impairment test on the first day of the fourth quarter, and as noted above used a DCF analysis to estimate the fair value of its reporting units as of June 30, 2013. The Company believes it used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing Step 1, all of the Company’s reporting units, except for its Molecular Diagnostics reporting unit, which is within the Company’s Diagnostics segment, had fair values exceeding their carrying values, and as such, Step 2 of the impairment test was not required for those reporting units. In connection with its company-wide annual budgeting and strategic planning process performed in the fourth quarter of fiscal 2013, the Company performed a full re-evaluation of its existing product development efforts and cost structure. As a result, the Company reduced its short term and long term revenue forecasts and determined that indicators of impairment existed in its Molecular Diagnostics reporting unit. The Molecular Diagnostics reporting unit is primarily comprised of the Company’s Aptima business acquired in the Gen-Probe acquisition and the molecular diagnostics business acquired in the Third Wave acquisition. The updated forecast of revenue and profitability, which reflected recent pricing pressures at that time, were lower than those expected at the time of the Gen-Probe acquisition. As a result, the fair value of this reporting unit was below its carrying value. The Company performed Step 2 of the impairment test, consistent with the procedures described above, and recorded a goodwill impairment charge of $1.1 billion. The basis of fair value for Molecular Diagnostics assumed the reporting unit would be purchased or sold in a taxable transaction, and the discount rate of 10% applied to the after-tax cash flows was relatively consistent with that used in the Company’s purchase accounting for the Gen-Probe acquisition. For illustrative purposes, had the fair value of Molecular Diagnostics been lower by 10%, the Company would have recorded an additional impairment charge of $195.4 million. In addition, for illustrative purposes, had the fair value of each of the reporting units that passed Step 1 been lower by 10%, all of the remaining reporting units would have still passed Step 1 of the goodwill impairment test.
The Company conducted its fiscal 2012 annual impairment test on the first day of the fourth quarter and utilized the DCF analysis to estimate the fair value of its reporting units as of June 24, 2012. The Company believes it used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing Step 1, all of the Company’s reporting units, except MammoSite, which is within the Company’s Breast Health segment, had fair values exceeding their carrying values, and as such, Step 2 of the impairment test was not required for those reporting units. MammoSite’s fair value declined from fiscal 2011 primarily due to a reduction in the Company’s revenue projections and long-term growth rates. The changes in MammoSite’s financial projections were a result of the continuing deterioration of the brachytherapy market, and competition from existing technologies. The Company performed the Step 2 analysis for MammoSite, consistent with the procedures described above, and recorded a $5.8 million goodwill impairment charge, resulting in no remaining goodwill for this reporting unit. For the Company’s other reporting units, if their respective fair values had been lower by 10%, each reporting unit would have still passed Step 1 of the goodwill impairment test.
The Company believes that the procedures performed and the estimates and assumptions used in its Step 1 and Step 2 analyses for each reporting unit were reasonable and in accordance with U.S. GAAP. The estimate of fair value requires significant judgment. The impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.
A rollforward of goodwill activity by reportable segment from September 28, 2013 to September 27, 2014 is as follows:

	Diagnostics	Breast Health	GYN Surgical	Skeletal Health	Total
Balance at September 28, 2013	$1,153.5	$636.4	$1,016.4	$8.2	$2,814.5
Disposition of a portion of a reporting unit	(0.2)	(0.7)	—	—	(0.9)
Tax adjustments	(0.7)	—	—	—	(0.7)
Foreign currency and other	1.5	(4.0)	0.4	—	(2.1)
Balance at September 27, 2014	$1,154.1	$631.7	$1,016.8	$8.2	$2,810.8
A rollforward of accumulated goodwill impairment losses by reportable segment from September 28, 2013 to September 27, 2014 is as follows:

	Diagnostics	Breast Health	GYN Surgical	Total
Balance at September 28, 2013	$2,025.7	$348.4	$1,165.8	$3,539.9
Impairment charge	—	—	—	—
Balance at September 27, 2014	$2,025.7	$348.4	$1,165.8	$3,539.9
Other Assets
Other assets consisted of the following:

	September 27, 2014	September 28, 2013
Other Assets
Deferred financing costs	$44.9	$60.6
Life insurance contracts	22.4	33.9
Mutual funds	15.4	6.9
Marketable securities	24.4	18.1
Manufacturing access fees	14.1	16.0
Cost-method equity investments	5.2	12.6
Other	16.2	15.8
	$142.6	$163.9
Deferred financing costs are related to the Company’s Convertible Notes, Credit Agreement and Senior Notes (see Note 5 for further discussion). The Company amortizes amounts related to each debt issuance using the effective interest rate method over the period of earliest redemption or the term of such debt. Life insurance contracts were purchased in connection with the Company’s Nonqualified Deferred Compensation Plan (“DCP”) and are recorded at their cash surrender value (see Note 11 for further discussion). The manufacturing access fees are related to a manufacturing supply and purchase agreement for our Aptima HPV products and are being amortized over the term of the agreement.
The Company’s cost-method equity investments are carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The Company regularly evaluates the carrying value of its cost-method equity investments for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in other income (expense), net in the Consolidated Statements of Operations. During fiscal 2014 and 2013, the Company recorded other-than-temporary impairment charges of $6.9 million and $6.4 million, respectively, related to certain of its cost-method equity investments to adjust their carrying amounts to fair value. No such charges were recorded in fiscal 2012. In the third quarter of fiscal 2013, the Company sold one of its investments and recorded a gain of $2.0 million.
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
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830, Foreign Currency Matters. The reporting currency for the Company is the U.S. dollar. With the exception of its Costa Rica subsidiary, whose functional currency is the U.S. dollar, the functional currency of the Company’s foreign subsidiaries is their local currency. Accordingly, assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each balance sheet date. Before translation, the Company re-measures foreign currency denominated assets and liabilities, including inter-company accounts receivable and payable, into the functional currency of the respective entity, resulting in unrealized gains or losses recorded in other income (expense), net in the Consolidated Statements of Operations. Revenues and expenses are translated using average exchange rates during the respective period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are included in other income (expense), net in the Consolidated Statements of Operations and were not significant in any of the reporting periods presented.
Accumulated Other Comprehensive Income
Other comprehensive income includes certain transactions that have generally been reported in the statement of stockholders’ equity. The components of accumulated other comprehensive income consisted of the following:

	September 27, 2014	September 28, 2013
Foreign currency translation adjustment	$(4.7)	$8.6
Unrealized gains on available-for-sale securities	8.9	12.1
Minimum pension liability, net of tax of $0.2 and $0.2, respectively	(1.6)	(0.3)
	$2.6	$20.4
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
For revenue arrangements with multiple deliverables, the Company records revenue as separate units of accounting if the delivered items have value to the customer on a stand-alone basis, and if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is considered probable and substantially within the Company’s control. Some of the Company’s products have both software and non-software components that function together to deliver the product’s essential functionality. The Company determined that except for its computer-aided detection (“CAD”) products and C-View product, the software element in its other products is incidental and not within the scope of the software revenue recognition rules, ASC 985-605, Software—Revenue Recognition. The Company determined that given the significance of the software component’s functionality to its CAD and C-View systems, which are sold by its Breast Health segment, these products are within the scope of the software revenue recognition rules. The Company evaluated the appropriate revenue recognition treatment of its other hardware products, including its Dimensions digital mammography systems, which have both software and non-software components that function together to deliver the products’ essential functionality (i.e., it is a tangible product), and determined they are not within the scope of ASC 985-605.
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
Within its Diagnostics segment, the Company manufactures blood screening products according to demand schedules provided by its collaboration partner, Grifols, S.A. (“Grifols”). The Company’s agreement provides that it shares a portion of Grifols’s revenue from screening blood donations. Upon shipment to Grifols, the Company recognizes product revenue at an agreed upon fixed transfer price, which is not refundable, and records the related cost of products sold. Based on the terms of the Company’s collaboration agreement with Grifols, the Company’s ultimate share of the net revenue from sales to the end user in excess of the transfer price is not known until it is reported to the Company by Grifols. On a monthly basis, Grifols reports net revenue generated during the prior month and remits an additional corresponding net payment to the Company, which is recorded as revenue at that time. This payment combined with the transfer price revenues previously recognized represents the Company’s ultimate share of net revenue under the agreement.
While the majority of its instruments are placed at customer sites, in certain instances the Company sells instruments to its clinical diagnostics customers and records sales of these instruments upon delivery and customer acceptance. For certain customers with non-standard payment terms, instrument sales are recorded based upon expected cash collection. Prior to delivery, each instrument is tested to meet the Company’s specifications and the specifications of the FDA, and is shipped fully assembled. Customer acceptance of the Company’s clinical diagnostic instrument systems requires installation and training by the Company’s technical service personnel. Installation is a standard process consisting principally of uncrating, calibrating and testing the instrumentation. The Company sells its instruments to Grifols for use in blood screening and records these instrument sales upon delivery since Grifols is responsible for the placement, maintenance and repair of the units with its customers.
Within its Diagnostics business, and to a lesser extent, its GYN Surgical business, the Company provides its instrumentation (for example, the ThinPrep Processor, ThinPrep Imaging System, and the Panther and Tigris systems) and certain other hardware to customers without requiring them to purchase the equipment or enter into a lease. The Company installs the instrumentation or equipment at the customer’s site and recovers the cost of providing the instrumentation or equipment in the amount it charges for its diagnostic tests, assays and other disposables. Customers enter into a customer usage agreement and typically commit to purchasing minimum quantities of disposable products at a stated price over a defined contract term, which is typically between three and five years. Revenue is recognized over the term of the customer usage agreement as tests, assays and other disposable products are shipped or delivered, depending on the customer's arrangement.
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
Accounts receivable reserve activity for fiscal 2014, 2013 and 2012 was as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Write- offs and Payments	Balance at End of Period
Period Ended:
September 27, 2014	$8.8	$4.4	$(1.2)	$12.0
September 28, 2013	$6.4	$4.3	$(1.9)	$8.8
September 29, 2012	$6.5	$3.3	$(3.4)	$6.4
Cost of Service and Other Revenues
Cost of service and other revenues primarily represents payroll and related costs associated with the Company’s professional services’ employees, consultants, infrastructure costs and overhead allocations, including depreciation, rent and materials consumed in providing the service.
Stock-Based Compensation
The Company accounts for share-based payments in accordance with ASC 718, Stock Compensation (ASC 718). As such, all share-based payments to employees, including grants of stock options, restricted stock units, performance stock units and market stock units and shares issued under the Company’s employee stock purchase plan, are recognized in the Consolidated Statements of Operations based on their fair values on the date of grant.
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and the dilutive effect of potential future issuances of common stock from outstanding stock options, restricted stock units and convertible debt determined by applying the treasury stock method. In accordance with ASC 718, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of in-the-money stock options and restricted stock units. This results in the assumed buyback of additional shares, thereby reducing the dilutive impact of equity awards.
The Company applies the provisions of ASC 260, Earnings Per Share, Subsection 10-45-44, to determine the diluted weighted average shares outstanding as it relates to its convertible notes, and due to the type of debt instrument issued and its accounting policy, the Company applies the treasury stock method and not the if-converted method. The dilutive impact of the Company’s convertible notes is based on the difference between the Company’s current period average stock price and the conversion price of the convertible notes, provided there is a premium. As such, dilution related to the conversion premium on the 2010 Notes is included in the calculation of diluted weighted-average shares outstanding in fiscal 2014.
A reconciliation of basic and diluted share amounts for fiscal 2014, 2013, and 2012 was as follows:

	September 27, 2014	September 28, 2013	September 29, 2012
Basic weighted average common shares outstanding	275,499	268,704	264,041
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock units	2,368	—	—
Incremental shares from assumed conversion of the Convertible Notes premium	493	—	—
Diluted weighted average common shares outstanding	278,360	268,704	264,041
Weighted-average anti-dilutive shares related to:
Outstanding stock options	5,033	8,445	10,491
Restricted stock units	20	1,109	1,378
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
Product warranty activity for fiscal 2014 and 2013 was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Period ended:
September 27, 2014	$9.3	$7.1	$(10.1)	$6.3
September 28, 2013	$6.2	$12.8	$(9.7)	$9.3
Advertising Costs
Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $14.1 million, $14.1 million and $29.8 million for fiscal 2014, 2013 and 2012, respectively, and were included in selling and marketing expense in the Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exists that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and earlier application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company's condensed consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 660), which provides guidance for revenue recognition. This ASU is applicable to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to receive in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current U.S. GAAP. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  ASU 2014-09 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, which is fiscal 2018 for the Company. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial position and results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. ASU 2013-11 amends the presentation requirements of ASC 740 and requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2013, which is fiscal 2015 for the Company. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The Company is currently evaluating the impact of the adoption of ASU 2013-11 on its consolidated financial position.

In March 2013, FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income. The ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2013, which is fiscal 2015 for the Company. The Company will apply the guidance prospectively to any derecognition events that may occur after the effective date and does not expect the adoption of ASU 2013-05 to have a material impact on its consolidated financial position or results of operations.

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
Fiscal 2012 Acquisition:
Gen-Probe Incorporated
On August 1, 2012, the Company completed its acquisition of Gen-Probe and acquired all of the outstanding shares of Gen-Probe. Pursuant to the merger agreement, each share of common stock outstanding immediately prior to the effective time of the acquisition was cancelled and converted into the right to receive $82.75 in cash. In addition, all outstanding restricted shares, restricted stock units, performance shares, and those stock options granted prior to February 8, 2012 were canceled and converted into the right to receive $82.75 per share in cash less the exercise price, as applicable. Stock options granted after February 8, 2012 were converted into stock options to acquire shares of Hologic common stock determined by a conversion formula defined in the merger agreement. The Company paid $3.8 billion to the shareholders of Gen-Probe and $169.0 million to equity award holders. The Company funded the acquisition using available cash and financing consisting of senior secured credit facilities and Senior Notes (see Note 5 for further discussion) resulting in aggregate proceeds of $3.48 billion, excluding financing fees to the underwriters. The Company incurred approximately $34.3 million of direct transaction costs, which were recorded within general and administrative expenses in fiscal 2012.
Gen-Probe, headquartered in San Diego, California, is a leader in molecular diagnostics products and services that are used primarily to diagnose human diseases and screen donated human blood. The Company executed this acquisition to enhance its molecular diagnostics franchise and to complement its existing portfolio of diagnostics products. Gen-Probe’s results of operations are reported within the Company’s Diagnostics reportable segment from the date of acquisition.
The purchase price consideration was as follows:

Cash paid	$3,967.9
Deferred payment	1.7
Fair value of stock options exchanged	2.6
Total purchase price	$3,972.2
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
The allocation of the purchase price presented below was based on estimates of the fair value of assets acquired and liabilities assumed as of August 1, 2012. The final, adjusted components of the purchase price allocation are as follows:

Cash	$205.5
Accounts receivable	81.4
Inventory	153.4
Property, plant and equipment	274.1
Other assets	192.0
Assets held-for-sale, net	87.5
Accounts payable	(19.7)
Accrued expenses	(131.6)
Other liabilities	(22.9)
Identifiable intangible assets:
Developed technology	1,700.0
In-process research and development	117.0
Customer contract	585.0
Trade names	95.0
Deferred income taxes, net	(985.5)
Goodwill	1,641.0
Purchase Price	$3,972.2
The purchase price was allocated to the acquired assets and liabilities based on management’s estimate of their fair values. During fiscal 2013, the Company revised its valuation analysis for a correction to projected revenues expected from certain development projects which increased developed technology assets by $135.0 million, reduced IPR&D assets by $110.0 million and lowered trade names by $2.0 million with an offsetting net decrease to goodwill after the impact to deferred tax liabilities. In addition, certain tax related adjustments have been recorded. The Company concluded that these adjustments recorded in fiscal 2013 were immaterial to its financial statements.

Certain of Gen-Probe’s assets were designated as assets held-for-sale and recorded at fair value less the estimated cost to sell such assets. These represented non-core assets to the Company’s business plan and were sold within one year of the acquisition.
On January 3, 2013, the Company entered into a definitive agreement to sell its Lifecodes business (acquired in its acquisition of Gen-Probe) to Immucor, Inc. for $85.0 million in cash, subject to adjustment, plus a contingent payment of an additional $10.0 million if certain future revenue results were achieved. This transaction closed on March 22, 2013, and the Company recorded a gain on the sale of $0.9 million in the second quarter of fiscal 2013. The revenue milestone was not achieved and as such the Company will not receive any contingent payment. Lifecodes sells molecular and antibody-based assays in the markets of transplant diagnostics, specialty coagulation and transfusion medicine. In the first and third quarters of fiscal 2013, the Company completed the sale of the other asset groups classified as held-for-sale for an aggregate of $2.8 million.
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
IPR&D projects relate to in-process projects that have not reached technological feasibility as of the acquisition date and have no alternative future use. The primary basis for determining technological feasibility of these projects was obtaining regulatory approval to market the underlying product, which primarily pertains to receiving approval to perform certain diagnostic testing on Gen-Probe’s instrumentation, such as the Panther and Tigris systems. The Company recorded $117.0 million of IPR&D assets related to six projects. Subsequent to the acquisition and through September 27, 2014, the Company has received FDA approval for four projects with an aggregate value of $94.0 million. The other projects are expected to be completed over the next 3 years. Given the uncertainties inherent with product development and commercial introduction, there can be no assurance that any of the Company’s product development efforts will be successful, completed on a timely basis or within budget, if at all. All of the IPR&D assets were valued using the Multiple-Period Excess Earnings Method approach using a discount rate of 12.0%.
The customer contract intangible asset pertains to Gen-Probe’s relationship with its blood screening partner, which is currently Grifols, and the Company used the Excess Earnings Method to estimate the fair value of this asset. Trade names relate to the Gen-Probe corporate name and the primary product names, and the Company used the Relief-from-Royalty Method to estimate the fair value of these assets.
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
The excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired was recorded to goodwill. The factors contributing to the recognition of the amount of goodwill were based on several strategic and synergistic benefits that were expected to be realized from the Gen-Probe acquisition. These benefits include the expectation that the combination of the combined company’s complementary products in the molecular diagnostics market with Gen-Probe’s fully automated product franchise would significantly broaden the Company’s offering in women’s health and diagnostics. The combined company was expected to benefit from a broader global presence and with Hologic’s direct sales force and marketing in Europe and its investment in China distribution, the growth prospects of Gen-Probe’s products were expected to be enhanced. The combined company anticipated significant cross-selling opportunities within the diagnostics market through Hologic’s larger channel coverage and physician sales team. None of the goodwill is expected to be deductible for income tax purposes.
Gen-Probe’s revenue and pre-tax loss for the period from the acquisition date to September 29, 2012 were $89.5 million and $47.7 million, respectively. The following unaudited pro forma information presents the combined financial results for the Company and Gen-Probe as if the acquisition of Gen-Probe had been completed at the beginning of fiscal 2011:

Year Ended September 29, 2012 (unaudited)
Revenue	$2,526.3
Net loss	$(164.5)
Basic and diluted net loss per common share	$(0.62)
The unaudited pro forma information for fiscal 2012 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. Fiscal 2012 unaudited pro forma net loss was adjusted to exclude acquisition-related transaction costs and restructuring costs solely related to the consolidation of the Diagnostics business. In addition, the fiscal year 2012 unaudited pro forma net loss was adjusted to exclude nonrecurring expenses related to the fair value adjustments associated with the acquisition of Gen-Probe that were recorded by the Company. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments to reflect pro forma results of operations as if the acquisition occurred on September 26, 2010, such as fair value adjustments to inventory, accounts receivable, and property, plant and equipment, increased expenses for restructuring charges and retention costs, increased interest expense on debt obtained to finance the transaction, lower investment income and increased amortization for the fair value of acquired intangible assets. The pro forma information does not reflect the effect of costs, other than restructuring and retention, or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

4. Restructuring and Divestiture Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions which are described below. The following table displays charges taken related to restructuring actions in fiscal 2014, 2013 and 2012 and a rollforward of the charges to the accrued balances as of September 27, 2014:

	Abandonment of Adiana Product Line	Consolidation of Diagnostics Operations	Closure of Indianapolis Facility	Fiscal 2014 Actions	Fiscal 2013 Actions	Other Operating Cost Reductions	Total
Restructuring and Divestiture Charges
Fiscal 2012 charges:
Non-cash impairment charge	$16.3	$0.6	$—	$—	$—	$—	$16.9
Purchase orders and other contractual obligations	3.1	—	—	—	—	—	3.1
Workforce reductions	0.1	14.2	0.9	—	—	—	15.2
Facility closure costs	—	—	—	—	—	0.4	0.4
Other	—	—	0.9	—	—	—	0.9
Fiscal 2012 restructuring and divestiture charges	$19.5	$14.8	$1.8	$—	$—	$0.4	$36.5
Recorded to cost of product revenues	$19.0	$—	$—	$—	$—	$—	$19.0
Recorded to restructuring	$0.5	$14.8	$1.8	$—	$—	$0.4	$17.5
Fiscal 2013 charges:
Workforce reductions	$—	$14.0	$4.8	$—	$11.3	$1.1	$31.2
Facility closure costs	—	—	0.2	—	—	0.4	0.6
Other	—	—	0.7	—	—	0.2	0.9
Fiscal 2013 restructuring charges	$—	$14.0	$5.7	$—	$11.3	$1.7	$32.7
Divestiture net charges							0.1
Fiscal 2013 restructuring and divestiture charges							$32.8
Fiscal 2014 charges:
Workforce reductions	$—	$2.9	$0.2	$29.5	$0.9	$8.7	$42.2
Non-cash impairment charge	—	—	—	—	—	3.1	3.1
Facility closure costs	—	—	0.5	—	—	0.1	0.6
Other	—	0.1	—	—	—	0.2	0.3
Fiscal 2014 restructuring charges	$—	$3.0	$0.7	$29.5	$0.9	$12.1	$46.2
Divestiture net charges							5.5
Fiscal 2014 restructuring and divestiture charges							$51.7

	Abandonment of Adiana Product Line	Consolidation of Diagnostics Operations	Closure of Indianapolis Facility	Fiscal 2014 Actions	Fiscal 2013 Actions	Other Operating Cost Reductions	Total
Rollforward of Accrued Restructuring
Fiscal 2012 charges	$19.5	$14.8	$1.8	$—	$—	$0.4	$36.5
Non-cash impairment charges	(16.3)	(0.6)	—	—	—	—	(16.9)
Stock-based compensation	—	(3.5)	—	—	—	—	(3.5)
Severance payments	(0.1)	(2.4)	—	—	—	(0.1)	(2.6)
Other payments	(2.6)	—	—	—	—	(0.3)	(2.9)
Acquired and other	—	0.1	—	—	—	0.1	0.2
Balance as of September 29, 2012	$0.5	$8.4	$1.8	$—	$—	$0.1	$10.8

Fiscal 2013 restructuring charges	$—	$14.0	$5.7	$—	$11.3	$1.7	$32.7
Stock-based compensation	—	(6.3)	—	—	(1.6)	—	(7.9)
Non-cash impairment charges	—	—	—	—	—	(0.1)	(0.1)
Severance payments	—	(13.1)	(3.1)	—	(4.4)	(0.9)	(21.5)
Other payments	(0.5)	—	(0.6)	—	—	(0.6)	(1.7)
Balance as of September 28, 2013	$—	$3.0	$3.8	$—	$5.3	$0.2	$12.3

Fiscal 2014 restructuring charges	$—	$3.0	$0.7	$29.5	$0.9	$12.1	$46.2
Stock-based compensation	—	—	—	(6.6)	—	—	(6.6)
Non-cash impairment charges	—	—	—	—	—	(3.1)	(3.1)
Severance payments	—	(3.0)	(4.0)	(10.9)	(6.1)	(7.0)	(31.0)
Other payments	—	—	(0.5)	—	—	(0.4)	(0.9)
Balance as of September 27, 2014	$—	$3.0	$—	$12.0	$0.1	$1.8	$16.9

Abandonment of Adiana Product Line
At the end of the second quarter of fiscal 2012, the Company decided to cease manufacturing, marketing and selling its Adiana system, which was a product line within the Company’s GYN Surgical segment. Management determined that the product was not financially viable and would not become so in the foreseeable future. In addition, the Company settled its intellectual property litigation regarding the Adiana system with Conceptus. As a result, in the second quarter of fiscal 2012, the Company recorded a charge of $18.3 million and recorded additional adjustments in fiscal 2012 resulting in an aggregate charge of $19.5 million. Of the total charge, $19.0 million was recorded within cost of product revenues and $0.5 million was recorded in restructuring. The amount recorded in cost of product revenues comprised impairment charges of $9.9 million to record inventory at its net realizable value, $6.5 million to write down certain manufacturing equipment and equipment placed at customer sites to its fair value that had no further utility, and $2.6 million for outstanding contractual purchase orders of raw materials and components that would not be utilized and other contractual obligations. In connection with this action, the Company terminated certain manufacturing and other personnel primarily at its Costa Rica location, resulting in severance charges of $0.1 million, and incurred other contractual charges of $0.4 million. All identified employees were terminated and paid as of September 29, 2012.

Consolidation of Diagnostics Operations
In connection with its acquisition of Gen-Probe, the Company implemented restructuring actions to consolidate its Diagnostics operations, including streamlining product development initiatives, reducing overlapping functional areas in sales, marketing and general and administrative functions, and consolidating manufacturing resources, field services and support. As a result, the Company terminated certain employees from Gen-Probe and its legacy diagnostics business in research and development, sales, marketing, and general and administrative functions. The Company recorded severance and benefit charges in fiscal 2012 of $13.3 million related to this action pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420). The majority of these employees ceased working in the fourth quarter of fiscal 2012, and their full severance charge was recorded in the fourth quarter of fiscal 2012. In addition, certain of the terminated Gen-Probe employees had unvested stock options, which were accelerated at termination pursuant to the stock options’ original terms. As such, the severance charges in fiscal 2012 include $3.5 million of stock-based compensation expense. In fiscal 2013, the Company recorded $10.8 million of severance charges, including $6.3 million for stock-based compensation. Included in these charges was $9.7 million recorded in the second quarter of fiscal 2013 related to the termination of certain Gen-Probe executives, including Carl Hull, Gen-Probe’s former Chairman, President and Chief Executive Officer. The charge was for the acceleration of certain retention payments and equity awards pursuant to the original terms of the related agreements. No additional charges were recorded in fiscal 2014 under this portion of the action.
In addition, under this plan, the Company recently completed moving its legacy molecular diagnostics operations from Madison, Wisconsin to Gen-Probe’s facilities in San Diego, California. This transfer was finalized at the end of fiscal 2014 and, as a result, many of the employees in Madison were terminated. The Company recorded severance and benefit charges pursuant to ASC 420, which resulted in total severance and benefits charges of $7.1 million. These charges were recorded ratably over the required service period of the affected employees. The Company recorded $3.0 million, $3.2 million, and $0.9 million in the years ended September 27, 2014, September 28, 2013, and September 29, 2012, respectively. The Company also recorded non-cash charges of $0.6 million in the fourth quarter of fiscal 2012 as a result of exiting certain research projects. This action is complete and no additional charges will be recorded.
Closure of Indianapolis Facility
In the fourth quarter of fiscal 2012, the Company finalized its decision to transfer production of the majority of its interventional breast products, which are included within the Breast Health segment, from its Indianapolis, Indiana facility to its facility in Costa Rica. The transfer was completed in the first quarter of fiscal 2014, and all employees at the Indianapolis location were terminated. The Company recorded total severance and benefit charges under this action of $5.9 million pursuant to ASC 420. These charges were recorded ratably over the required service period of the affected employees. The Company recorded severance and benefits charges of $0.2 million, $4.8 million and $0.9 million in fiscal 2014, 2013 and 2012, respectively, related to this action. In addition, the Company recorded a charge of $0.4 million in the first quarter of fiscal 2014 related to the termination of its Indianapolis lease. The Company also recorded miscellaneous charges of $0.8 million in fiscal 2013 and $0.9 million in fiscal 2012 for amounts owed to the state of Indiana for employment credits. This action is complete and no additional charges will be recorded.
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
In the second, third, and fourth quarters of fiscal 2014, the Company continued to make executive management changes and implement additional cost reduction initiatives resulting in the termination of certain executives and employees on a worldwide basis. In addition, in the fourth quarter of fiscal 2014 the Company decided to consolidate and close certain international offices. Severance and benefit charges under these actions have been recorded pursuant to ASC 420 and ASC 712 depending on the circumstances, and the Company recorded severance and benefit charges of $16.6 million in fiscal 2014. Included in the charge is $1.8 million of stock-based compensation for the modification of the terms of equity awards to certain employees. Since a portion of the charges are pursuant to ASC 420, the Company expects to incur approximately $5.0 million during fiscal 2015 of additional charges as the severance benefits are recorded ratably over the required service period. Charges related to lease obligations will be recorded upon either the cease-use date or entering into a termination contract.
Fiscal 2013 Actions
During the third quarter of fiscal 2013, the Company implemented a cost reduction initiative comprised of reducing headcount and evaluating research projects and operating costs. In connection with this plan, the Company terminated certain employees on a worldwide basis. The Company primarily recorded severance and benefit charges pursuant to ASC 420, and the total severance and benefits charge related to this plan was $5.4 million. For those employees who continued to be employed beyond the minimum retention period, charges were recorded ratably over the estimated service period of the affected employees. The Company recorded severance and benefit charges of $0.9 million and $4.6 million in fiscal 2014 and 2013, respectively, related to this action.
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
Other Operating Cost Reductions:
Hitec-Imaging Organic Photoconductor Manufacturing Line Shut-down
In the fourth quarter of fiscal 2013, in connection with the Company’s cost reduction initiatives, the Company decided to shut-down its Hitec-Imaging organic photoconductor manufacturing line located in Germany. This production line was included within the Breast Health segment. As a result, the Company terminated certain employees, primarily in manufacturing, in fiscal 2014. During the first quarter of fiscal 2014, the Company completed its negotiations with the local Works Council to determine severance benefits for the approximately 95 affected employees. The Company is recording severance and benefit charges pursuant to ASC 420 and estimates the severance and related charges will be approximately $9.1 million. The Company recorded charges of $8.7 million in fiscal 2014 in connection with terminating these employees.
In the first quarter of fiscal 2014, the Company recorded an impairment charge of $3.1 million to record certain buildings at this location to their estimated fair value.
Consolidation of Selenium Panel Coating Production
During the third quarter of fiscal 2012, the Company finalized its decision to consolidate its Selenium panel coating process and transfer the production line to its Newark, Delaware facility from its Hitec-Imaging German subsidiary. This production line is included within the Breast Health segment. The transfer was completed in the fourth quarter of fiscal 2013. In connection with this consolidation plan, the Company terminated certain employees, primarily manufacturing personnel. Severance charges were recorded pursuant to ASC 420. The termination communications began in January 2013 and the Company recorded severance charges of $1.1 million in fiscal 2013.
Divestitures
In the fourth quarter of fiscal 2014, the Company completed the sale of its MRI breast coils product line and recorded a loss on disposal of $5.3 million. The Company will provide certain transition services, including the manufacturing and sale of inventory to the buyer, over a six-month period. In the fourth quarter of fiscal 2013, the Company designated the assets of its Elucigene product line as assets held-for-sale, and recorded a charge of $0.7 million to record the assets at fair value. In the first quarter of fiscal 2014, the Company finalized the sale of the assets for $2.8 million, resulting in additional charges of $0.2 million in fiscal 2014. At September 28, 2013, assets held-for-sale consisted of inventory and certain equipment valued at $2.4 million and goodwill of $0.6 million.
The Company completed the sale of its Lifecodes business and recorded a net gain of $0.9 million in the second quarter of fiscal 2013. For the year ended September 28, 2013, the Company recorded a charge of $0.3 million related to the disposition of certain other assets held-for-sale.

5. Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	September 27, 2014	September 28, 2013
Current debt obligations, net of debt discount:
Term Loan A	$99.6	$49.7
Term Loan B	14.9	114.0
Convertible Notes	—	400.1
Total current debt obligations	114.5	563.8
Long-term debt obligations, net of debt discount:
Term Loan A	796.7	894.8
Term Loan B	1,120.9	1,159.3
Senior Notes	1,000.0	1,000.0
Convertible Notes	1,235.6	1,188.0
Total long-term debt obligations	4,153.2	4,242.1
Total debt obligations	$4,267.7	$4,805.9

The debt maturity schedule for the Company’s obligations as of September 27, 2014 is as follows:

	2015	2016	2017	2018	2019	2020 and Thereafter	Total
Term Loan A	$100.0	$200.0	$600.0	$—	$—	$—	$900.0
Term Loan B	15.0	15.0	15.0	15.0	1,085.0	—	1,145.0
Senior Notes	—	—	—	—	—	1,000.0	1,000.0
Convertible Notes (1)	—	—	450.0	894.5	—	—	1,344.5
	$115.0	$215.0	$1,065.0	$909.5	$1,085.0	$1,000.0	$4,389.5

(1)	Classified based on the earliest date of redemption for each respective issuance and the balance in fiscal 2018 reflects accretion on the 2013 Notes through September 27, 2014 as described below.
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
Effective as of the date of the Credit Agreement Amendment and as of September 27, 2014, amounts outstanding under the new Term Loan A and the new Revolving Facility bear interest, at the Company’s option: (i) at the Base Rate plus 1.00% per annum, or (ii) at the Adjusted Eurodollar Rate (i.e., the Libor rate) plus 2.00% per annum. The applicable margin with respect to the new Term Loan A and the new Revolving Facility are subject to specified changes depending on the Company’s total net leverage ratio, as defined in the Credit Agreement.
Pursuant to ASC 470, Debt (ASC 470), the accounting for this refinancing was evaluated on a creditor by creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the Credit Agreement did not participate in this refinancing transaction and ceased being creditors of the Company. As a result, the Company recorded a debt extinguishment loss of $3.2 million to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to these creditors for the initial borrowings under the Term Loan A facility. For the remainder of the creditors, this transaction has been accounted for as a modification because the present value of the cash flows on a creditor by creditor basis between the two debt instruments was less than 10%. Pursuant to ASC 470, subtopic 50-40, third-party costs incurred directly related to the exchange were expensed as incurred. As such, the Company recorded issuance costs related to the refinancing of $2.4 million to interest expense in the second quarter of fiscal 2013.
On August 2, 2013, the Company, the Guarantors, Goldman Sachs, and the Lenders entered into Refinancing Amendment No. 2 (the “Credit Agreement Amendment 2”) to the Credit Agreement. The Credit Agreement Amendment 2 (i) refinanced the Company’s original Term Loan B with a new senior secured tranche B term loan facility with the same principal amount (subject to the prepayment referenced below), maturity date and amortization schedule but with an applicable margin 0.75% less than the original Term Loan B, and (ii) amended certain covenants and terms of the Credit Agreement. Effective as of the date of the Credit Agreement Amendment 2, amounts outstanding under the new Term Loan B bore interest, at the Company’s option: (A) at the Base Rate with a floor of 2.00%, plus 1.75% per annum, or (B) at the Adjusted Eurodollar Rate (i.e., the Libor rate) with a floor of 1.00%, plus 2.75% per annum. In connection with this refinancing, the Company voluntarily prepaid $200.0 million of principal of the Term Loan B facility.
Pursuant to ASC 470, the accounting for this refinancing was consistent with that described above for the Credit Agreement Amendment. As a result, the Company recorded a debt extinguishment loss of $6.0 million to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to the voluntary prepayment of the Term Loan B facility. The Company expensed direct third-party costs of $1.1 million to interest expense in the fourth quarter of fiscal 2013.
On October 31, 2013, the Company voluntarily pre-paid $100.0 million of its Term Loan B facility, which was reflected in current debt obligations as of September 28, 2013. As a result, the Company recorded a debt extinguishment loss of $2.9 million in the first quarter of fiscal 2014 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to this voluntary prepayment.
On February 26, 2014, the Company, the Guarantors, Goldman Sachs, and the Lenders entered into Refinancing Amendment No. 3 to the Credit Agreement. The Refinancing Amendment No. 3 refinanced the new Term Loan B facility with a new senior secured tranche B term loan facility (the “Amended Term Loan B”) with an issue price of 99.875% of the principal amount of the new Term Loan B (subject also to the prepayment referenced below). This amendment resulted in a 50 basis point reduction in the interest rate on the Amended Term Loan B. Amounts outstanding under the Amended Term Loan B bear interest, at the Company’s option: (a) at the Base Rate, with a floor of 1.75%, plus 1.50% per annum, or (b) at the Adjusted Eurodollar Rate (i.e., the Libor rate), with a floor of 0.75%, plus 2.50% per annum. In addition, the Company voluntarily prepaid $25.0 million of the Amended Term Loan B.
Pursuant to ASC 470, the accounting for this refinancing is consistent with that described above for the Credit Agreement Amendment. As a result, the Company recorded a debt extinguishment loss of $4.5 million in the second quarter of fiscal 2014 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to those creditors who did not participate in the refinancing. For the remainder of the creditors, this transaction has been accounted for as a modification because the present value of the cash flows on a creditor-by-creditor basis between the two debt instruments was less than 10%. The Company expensed direct third-party costs of $1.0 million to interest expense.

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
Borrowings outstanding under the Credit Agreement in fiscal 2014, 2013 and 2012 had weighted-average interest rates of 2.89%, 3.70% and 4.0%, respectively. The interest rates on the outstanding Term Loan A and Term Loan B borrowings at September 27, 2014 were 2.15% and 3.25%, respectively. Interest expense under the Credit Agreement totaled $75.3 million, $107.6 million and $18.4 million for fiscal 2014, 2013 and 2012, respectively, which includes non-cash interest expense of $12.7 million, $14.5 million and $2.4 million, respectively, related to the amortization of the deferred financing costs and accretion of the debt discount.
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
The Credit Agreement contains total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter, effective in the first quarter of fiscal 2013. The maximum net leverage ratio as of September 27, 2014 is 6.00:1.00, which decreases over time to 4.00:1.00 for the quarter ending September 30, 2017 and each fiscal quarter thereafter. The minimum interest coverage ratio as of September 27, 2014 is 3.25:1.00, which increases over time to 3.75:1.00 for the fiscal quarter ending September 30, 2017 and each quarter thereafter. The total net leverage ratio is defined as the ratio of the Company's consolidated net debt as of the quarter end to its consolidated adjusted EBITDA for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of the Company's consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on the measurement date to adjusted consolidated cash interest expense for the same measurement period. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement. The Company was in compliance with these financial covenants as of September 27, 2014.
The Company has evaluated the Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified embedded derivatives that require bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives are a default provision, which could require additional interest payments, and provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company has determined that the fair value of these embedded derivatives was nominal as of September 27, 2014 and September 28, 2013.
Senior Notes
On August 1, 2012, the Company completed a private placement of $1.0 billion aggregate principal amount of its 6.25% senior notes due 2020 (“Senior Notes”) at an offering price of 100% of the aggregate principal amount of the Senior Notes. Net proceeds to the Company were $987.4 million after deducting underwriting fees and offering expenses, which are being amortized to interest expense over the term of the Senior Notes. The Senior Notes were registered under the Securities Act of

1933 in fiscal 2013. The Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by the Guarantors. The proceeds were used to fund a portion of the Gen-Probe acquisition.
The Senior Notes mature on August 1, 2020 and bear interest at the rate of 6.25% per year, payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2013. The Company recorded interest expense of $64.0 million, $63.9 million and $10.7 million in fiscal 2014, 2013 and 2012, respectively, which includes non-cash interest expense of $1.7 million, $1.6 million and $0.3 million in fiscal 2014, 2013 and 2012, respectively, related to the amortization of the deferred financing costs.
The indenture contains customarily applicable affirmative and negative covenants, including covenants restricting the ability of the Company and certain of its subsidiaries’, subject to negotiated exceptions and qualifications, to: incur additional indebtedness; pay dividends or repurchase or redeem capital stock; make certain investments; incur liens; enter into certain types of transactions with the Company’s affiliates; and sell assets or consolidate or merge with or into other companies. The Company is not required to maintain any financial covenants with respect to the Senior Notes.
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
Convertible Notes
On December 10, 2007, the Company issued and sold $1.725 billion, at par, of 2.00% Convertible Senior Notes due December 15, 2037 (“2007 Notes”). Net proceeds from the offering were $1.69 billion, after deducting offering expenses. On November 18, 2010, the Company entered into separate, privately-negotiated exchange agreements under which it retired $450.0 million in aggregate principal of its 2007 Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due December 15, 2037 (“2010 Notes”). In connection with this exchange transaction, the Company recorded a debt extinguishment loss of $29.9 million in the first quarter of fiscal 2011. On February 29, 2012, the Company entered into separate, privately-negotiated exchange agreements under which it retired $500.0 million in aggregate principal of the 2007 Notes for $500.0 million in aggregate principal of new 2.00% Convertible Senior Notes due March 1, 2042 (“2012 Notes”). In connection with this exchange transaction, the Company recorded a debt extinguishment loss of $42.3 million in the second quarter of fiscal 2012. On February 14, 2013, the Company entered into separate, privately-negotiated exchange agreements under which it retired $370.0 million in aggregate principal of the 2007 Notes for $370.0 million in aggregate principal of new 2.00% Convertible Senior Notes due 2043 (“2013 Notes”). This exchange transaction was accounted for as a modification and no debt extinguishment loss or gain was recorded.
On November 14, 2013, the Company announced that it had issued a notice of redemption to the holders of its 2007 Notes to redeem any 2007 Notes outstanding on December 18, 2013 at a redemption price payable in cash equal to 100.00% of the principal amount of the 2007 Notes plus accrued and unpaid interest to, but not including, December 18, 2013. Holders of the 2007 Notes also had the option of putting the 2007 Notes to the Company as of December 13, 2013. The 2007 Notes were redeemed at their par value aggregating $405.0 million. Under ASC 470, the derecognition of the 2007 Notes did not result in a gain or loss as the fair value of the liability component of the 2007 Notes was determined to be equal to the consideration paid to redeem the 2007 Notes, and as a result, no value was allocated to the reacquisition of the conversion option.
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
Holders may also require the Company to repurchase the Convertible Notes upon a fundamental change, as defined in each of the applicable indentures. The Company may redeem all or a portion of the 2010 Notes at any time on or after December 19, 2016, all or a portion of the 2012 Notes at any time on or after March 6, 2018 and all or a portion of the 2013

Notes at any time on or after December 15, 2017. If, prior to maturity, a holder requires the Company to repurchase the Convertible Notes or the Company elects to redeem the Convertible Notes, the repurchase or redemption price of each Convertible Note will equal 100% of its principal amount, plus accrued and unpaid interest to, but excluding, the redemption or repurchase date, as applicable.
The 2010 Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year ending on December 15, 2016 and will accrete principal from December 15, 2016 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing December 15, 2016, the Company will pay contingent interest during any six month interest period to the holders of 2010 Notes if the “trading price”, as defined, of the 2010 Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the 2010 Notes. The holders of the 2010 Notes may convert the 2010 Notes into shares of the Company’s common stock at a conversion price of approximately $23.03 per share, subject to adjustment, prior to the close of business on September 15, 2037 under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the 2010 Notes have been called for redemption; or (4) upon the occurrence of specified corporate events. None of these triggering events had occurred as of September 27, 2014.
The 2012 Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on March 1 and September 1 of each year, beginning September 1, 2012 and ending on March 1, 2018 and will accrete principal from March 1, 2018 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing March 1, 2018, the Company will pay contingent interest during any six month interest period to the holders of 2012 Notes if the “trading price”, as defined, of the 2012 Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the 2012 Notes. The holders of the 2012 Notes may convert the 2012 Notes into shares of the Company’s common stock at a conversion price of $31.175 per share, subject to adjustment, prior to the close of business on March 1, 2042, subject to prior redemption or repurchase of the 2012 Notes, under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the 2012 Notes have been called for redemption; or (4) upon the occurrence of specified corporate events. None of these triggering events had occurred as of September 27, 2014.
The 2013 Notes bear interest at a rate of 2.00% per year on the original principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, ending on December 15, 2013. The 2013 Notes accrete principal from their date of issuance at a rate of 4.00% per year until and including December 15, 2017, and 2.00% per year thereafter. Beginning with the six month interest period commencing December 15, 2017, the Company will pay contingent interest to the holders of 2013 Notes during any six month interest period if the “trading price,” as defined, of the 2013 Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the 2013 Notes. The holders of the 2013 Notes may convert the notes into shares of the Company’s common stock at a conversion price of approximately $38.59 per share, subject to adjustment, prior to the close of business on September 15, 2043 under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events. At the option of the holder, regardless of the foregoing circumstances, holders may convert their respective 2013 Notes at any time on or after September 15, 2043 through the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate will not be adjusted for accrued interest or accreted principal in excess of the original $1,000 principal amount, as accrued interest and accreted principal will not be convertible into common stock. None of these triggering events had occurred as of September 27, 2014.
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
Accounting for the Convertible Notes
The Convertible Notes have been recorded pursuant to FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) (codified within ASC 470) since they can be settled in cash or partially in cash upon conversion. FSP APB 14-1 requires the liability and equity components of the convertible debt instrument to be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is subsequently recognized. The excess of the debt’s principal amount over the amount allocated to the liability component is recognized as the value of the embedded conversion feature (“equity component”) within additional-paid-in capital in stockholders’ equity and amortized to interest expense using the effective interest method. The liability component is initially recorded at its fair value, which is calculated using a discounted cash flow technique. Key inputs used to estimate the fair value of the liability component included the Company’s estimated nonconvertible debt borrowing rate as of the measurement date (i.e., the date the Convertible Notes are issued), the amount and timing of cash flows, and the expected life of the Convertible Notes. In addition, third-party transaction costs are required to be allocated to the liability and equity components based on their relative values.
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
The excess of the gross proceeds received over the estimated fair value of the liability component totaling $468.9 million was allocated to the conversion feature (“equity component”) as an increase to additional paid-in-capital with a corresponding offset recognized as a discount to reduce the net carrying value of the 2007 Notes. The discount, after adjustment for the exchange of Convertible Notes as discussed below, was being amortized to interest expense over a six-year period ended December 18, 2013 (the expected life of the liability component) using the effective interest method. In addition, a portion of the deferred financing costs were allocated to the equity component and recorded as a reduction to additional paid-in-capital.
The Company accounted for the 2007 Notes retirement in fiscal 2012, discussed above, under the derecognition provisions of subtopic ASC 470-20-40, which requires the allocation of the fair value of the consideration transferred (i.e., the 2012 Notes) between the liability and equity components of the original instrument to determine the gain or loss on the transaction. In connection with the 2012 Notes transaction, the Company recorded a debt extinguishment loss of $42.3 million in fiscal 2012. This debt extinguishment loss was comprised of the loss on the debt itself of $39.7 million and the write-off of the pro-rata amount of debt issuance costs of $2.6 million allocated to the notes retired. The loss on the debt itself was calculated as the difference between the fair value of the liability component of the 2007 Notes amount retired immediately before the respective exchanges and its related carrying value immediately before the exchanges. The fair value of the liability component was calculated similar to the description above for initially recording the 2007 Notes under FSP APB 14-1, and the Company used an effective interest rate of 2.89% for the 2012 Notes representing the estimated nonconvertible debt borrowing rate with a maturity as of the measurement date consistent with the 2007 Notes first put date of December 2013. In addition, under this accounting standard, a portion of the fair value of the consideration transferred is allocated to the reacquisition of the equity component, which is the difference between the fair value of the consideration transferred and the fair value of the liability component immediately before the exchange. As a result, on a gross basis in the 2012 Notes transaction, $41.6 million was allocated to the reacquisition of the equity component of the original instrument, which was recorded net of deferred taxes within capital in excess of par value.

Since the 2012 Notes have the same characteristics as the 2007 Notes and can be settled in cash or a combination of cash and shares of common stock (i.e., partial settlement), the Company is required to account for the liability and equity components of its 2012 Notes separately to reflect its nonconvertible debt borrowing rate. The Company estimated the fair value of the liability component of the 2012 Notes to be $454.2 million using a discounted cash flow technique with an estimated effective interest rate of 3.72%. The rate represents the estimated nonconvertible debt borrowing rate with a maturity as of the measurement date consistent with the 2012 Notes first put dates of March 2018.
The excess of the fair value of the consideration transferred, which was estimated using a binomial lattice model, over the estimated fair value of the liability component of $79.7 million for the 2012 Notes was allocated to the embedded conversion feature as an increase to additional paid-in-capital with a corresponding offset recognized as a discount to reduce the net carrying value of the 2012 Notes. The net debt discount of the 2012 Notes is being amortized to interest expense over a six-year period ending March 1, 2018 (the expected life of the liability component) using the effective interest method.
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
As of September 27, 2014 and September 28, 2013, the Convertible Notes and related equity components (recorded in additional paid-in-capital, net of deferred taxes) consisted of the following:

	2014	2013
2007 Notes principal amount	$—	$405.0
Unamortized discount	—	(4.9)
Net carrying amount	$—	$400.1
Equity component, net of taxes	$—	$121.5
2010 Notes principal amount	$450.0	$450.0
Unamortized discount	(41.5)	(58.3)
Net carrying amount	$408.5	$391.7
Equity component, net of taxes	$60.1	$60.1
2012 Notes principal amount	$500.0	$500.0
Unamortized discount	(27.3)	(34.6)
Net carrying amount	$472.7	$465.4
Equity component, net of taxes	$49.2	$49.2
2013 Notes principal amount	$370.0	$370.0
Principal accretion	24.5	9.2
Unamortized discount	(40.1)	(48.3)
Net carrying amount	$354.4	$330.9
Equity component, net of taxes	$131.5	$131.5

Interest expense under the Convertible Notes is as follows:

	Years Ended
	September 27, 2014	September 28, 2013	September 29, 2012
Amortization of debt discount	$37.1	$52.7	$68.5
Amortization of deferred financing costs	1.9	3.0	3.8
Principal accretion	15.3	9.2	—
Non-cash interest expense	54.3	64.9	72.3
2.00% accrued interest (cash)	22.3	34.4	34.9
	$76.6	$99.3	$107.2
If the Company fails to comply with the reporting obligations contained in the agreements for the Convertible Notes, the sole remedy of the holders of the Convertible Notes for the first 90 days following such event of default consists exclusively of the right to receive an extension fee in an amount equal to 0.25% of the accreted principal amount of the Convertible Notes. Based on its evaluation of the Convertible Notes in accordance with ASC 815, the Company determined that the Convertible Notes contain a single embedded derivative, comprising both the contingent interest feature and the filing failure penalty payment, requiring bifurcation as the features are not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of September 27, 2014 and September 28, 2013.

As of September 27, 2014, upon conversion, including the potential premium that could be payable on a fundamental change (as defined), the Company would issue a maximum of approximately 62.5 million shares of common stock to the holders of the Convertible Notes.

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

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company has equity investments in publicly-traded companies and mutual funds, both of which are valued using quoted market prices, representing Level 1 assets. The Company has a payment obligation to the participants under its DCP. This liability is recorded at fair value based on the underlying value of certain hypothetical investments under the DCP as designated by each participant for their benefit. Since the value of the DCP obligation is based on market prices, the liability is classified within Level 1. In addition, in fiscal 2013 and 2012, the Company had a contingent consideration liability related to its acquisition of Interlace Medical, Inc. ("Interlace") that was recorded at fair value and based on Level 3 inputs.

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following:

		Fair Value Measurements at September 27, 2014
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Equity securities	$24.4	$24.4	$—	$—
Mutual funds	15.4	15.4	—	—
Total	$39.8	$39.8	$—	$—
Liabilities:
Deferred compensation liabilities	$35.8	$35.8	$—	$—
Total	$35.8	$35.8	$—	$—

		Fair Value Measurements at September 28, 2013
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Equity security	$18.1	$18.1	$—	$—
Mutual funds	6.9	6.9	—	—
Total	$25.0	$25.0	$—	$—
Liabilities:
Deferred compensation liabilities	$38.6	$38.6	$—	$—
Contingent consideration	3.8	—	—	3.8
Total	$42.4	$38.6	$—	$3.8
Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, during the years ended September 27, 2014, September 28, 2013, and September 29, 2012 were as follows:

	2014	2013	2012
Balance at beginning of period	$3.8	$86.4	$103.8
Contingent consideration recorded at acquisition	—	0.5	—
Fair value adjustments	—	11.3	38.5
Payments / Accruals	(3.8)	(94.4)	(55.9)
Balance at end of period	$—	$3.8	$86.4
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of cost-method equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill. During fiscal 2013 and 2012, the Company recorded goodwill impairment charges of $1.1 billion and $5.8 million, related to its Molecular Diagnostics and MammoSite reporting units, respectively. These adjustments fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The fair value measurements were determined using a DCF analysis, and the amount and timing of future cash flows within the analysis were based on the Company’s most recent operational budgets, long-range strategic plans and other estimates at the time such remeasurements were made.

In the fourth quarter of fiscal 2014, the Company recorded a $5.1 million impairment charge within its Diagnostics segment to record its remaining IPR&D assets at fair value. This adjustment falls within Level 3 of the fair value hierarchy.
In the second quarter of fiscal 2014, the Company recorded an impairment charge of $28.6 million within its Breast Health segment, which was comprised of $27.1 million for intangible assets and $1.5 million for property and equipment. This adjustment falls within Level 3 of the fair value hierarchy.
In the first quarter of fiscal 2014, the Company recorded a $3.1 million impairment charge to record certain of its buildings at fair value related to the shutdown of the Hitec Imaging organic photoconductor manufacturing line. This adjustment falls within Level 3 of the fair value hierarchy.
The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $5.2 million and $12.6 million at September 27, 2014 and September 28, 2013, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost, less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical. During fiscal 2014 and 2013, the Company recorded other-than-temporary impairment charges of $6.9 million and $6.4 million, respectively, related to its cost-method equity investments to adjust their carrying value amounts to fair value.
The following chart depicts certain assets presented at fair value using level 3 inputs under the fair value hierarchy measured on a nonrecurring basis for which the Company has recorded impairment charges:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Fiscal 2014:
Intangible assets	$36.2	—	—	$36.2	$(32.2)
Property and equipment	1.0	—	—	1.0	(1.5)
Buildings	1.4	—	—	1.4	(3.1)
Cost-method equity investments	0.8	—	—	0.8	(6.9)
					$(43.7)
Fiscal 2013:
Goodwill	$277.8	—	—	$277.8	$(1,117.4)
Equipment	1.4	—	—	1.4	(5.0)
Cost-method equity investments	1.5	—	—	1.5	(6.4)
					$(1,128.8)
Fiscal 2012:
Equipment	$—	—	—	$—	$(6.5)
Goodwill	—	—	—	—	(5.8)
					$(12.3)
The above fair value amounts represent only those individual assets remeasured and not the consolidated balances. Refer to Note 5 for disclosure of the nonrecurring fair value measurement related to the debt extinguishment losses recorded in fiscal 2014, 2013 and 2012. Refer to Note 4 for the disclosure of the nonrecurring fair value measurement related to assets held-for-sale in the fourth quarter of fiscal 2013.
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
Amounts outstanding under the Company’s Credit Agreement of $2.05 billion aggregate principal are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s Senior Notes had a fair value of approximately $1.03 billion and $1.05 billion as of September 27, 2014 and September 28, 2013, respectively, based on their trading price, representing a Level 1 measurement. The fair value of the Company’s Convertible Notes is based on the trading prices of the respective notes and represents a Level 1 measurement. Refer to Note 5 for the carrying amounts of the various components of the Company’s debt.
The estimated fair values of the Company’s Convertible Notes at September 27, 2014 and September 28, 2013 are as follows:

	2014	2013
2007 Notes	$—	$405.0
2010 Notes	536.6	510.8
2012 Notes	531.7	518.8
2013 Notes	401.1	385.7
	$1,469.4	$1,820.3

7. Sale of Makena
In fiscal 2008, the Company sold the rights of its Makena (formerly Gestiva) pharmaceutical product to K-V Pharmaceutical Company (“KV”) upon FDA approval of the then pending Makena new drug application. The Company executed certain amendments to this agreement that resulted in an increase in the total sales price to $199.5 million and a change in the timing of when payments were due to the Company. On February 3, 2011, the Company received FDA approval of Makena, and all rights to Makena were transferred to KV. As a result in fiscal 2011, the Company recorded the up-front payments received prior to FDA approval under this agreement, which had been deferred, and a payment received at FDA approval as a gain on the sale of intellectual property of $84.5 million, which was net of certain asset write-offs and related expenses. In fiscal 2012, the Company received another scheduled payment and recorded a gain of $12.4 million, which was net of certain costs. In August 2012, KV and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court. At that time, additional payments were still owed to the Company, and in December 2012 the Company and KV executed a settlement agreement, which released KV from all claims in consideration of a $60.0 million payment. The Company recorded this amount in the first quarter of fiscal 2013, net of certain costs, resulting in a gain of $53.9 million. The Company will receive no further payments from KV.
8. Income Taxes
The Company’s income (loss) before income taxes consisted of the following:

	Years ended
	September 27, 2014	September 28, 2013	September 29, 2012
Domestic	$95.1	$(1,184.6)	$(46.0)
Foreign	(47.0)	(8.3)	(15.7)
	$48.1	$(1,192.9)	$(61.7)

The provision (benefit) for income taxes contains the following components:

	Years ended
	September 27, 2014	September 28, 2013	September 29, 2012
Federal:
Current	$242.2	$154.9	$146.2
Deferred	(212.5)	(182.7)	(143.6)
	29.7	(27.8)	2.6
State:
Current	22.1	15.3	15.3
Deferred	(24.7)	(16.7)	(10.2)
	(2.6)	(1.4)	5.1
Foreign:
Current	9.6	7.7	5.6
Deferred	(5.9)	1.4	(1.4)
	3.7	9.1	4.2
	$30.8	$(20.1)	$11.9
The income tax provision (benefit) differs from the tax provision computed at the U.S. federal statutory rate due to the following:

	Years ended
	September 27, 2014	September 28, 2013	September 29, 2012
Income tax provision (benefit) at federal statutory rate	35.0%	(35.0)%	(35.0)%
Increase (decrease) in tax resulting from:
Goodwill impairment	—	32.8	3.3
Domestic production activities deduction	(30.6)	(1.2)	(20.3)
State income taxes, net of federal benefit	4.3	(0.2)	5.3
Research and investment tax credits	(5.2)	(1.2)	(1.6)
Unrecognized tax benefits	2.5	0.3	13.5
Contingent consideration	—	2.6	59.8
Nondeductible transaction expenses	—	—	7.5
Cessation of Adiana	—	—	(28.6)
Compensation	5.5	0.2	2.3
Foreign rate differential	10.7	0.1	3.1
Change in valuation allowance	35.4	(0.8)	5.4
Other	6.3	0.7	4.7
	63.9%	(1.7)%	19.4%
The Company’s effective tax rate in fiscal 2014 was higher than the statutory rate primarily due to unbenefited foreign losses partially offset by the domestic production activities deduction benefit.
The Company’s effective tax rate in fiscal 2013 was lower than the statutory rate primarily due to the non-deductible goodwill impairment charge, non-deductible contingent consideration expense related to the TCT International Co., Ltd. ("TCT") and Interlace acquisitions, and unbenefited foreign losses, partially offset by the domestic production activities deduction benefit and the release of a $19.9 million valuation allowance related to capital losses which were utilized to offset capital gains generated during the year.
The Company’s effective tax rate in fiscal 2012 was significantly impacted by non-deductible contingent consideration compensation expense, non-deductible acquisition costs, a non-deductible goodwill impairment charge, and a net increase in income tax reserves and valuation allowances on certain foreign losses. The impact from these items was partially offset by the domestic production activities deduction benefit and a loss claimed on the discontinued Adiana product line. The fiscal 2012 pre-tax loss magnified the permanent items’ impact on the effective tax rate.

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

The Company’s significant deferred tax assets and liabilities are as follows:

	September 27, 2014	September 28, 2013
Deferred tax assets
Net operating loss carryforwards	$54.2	$49.3
Capital losses	22.3	23.8
Non-deductible accruals	16.8	21.5
Non-deductible reserves	27.1	16.1
Stock-based compensation	25.0	30.2
Research and other credits	12.3	10.7
Nonqualified deferred compensation plan	13.7	14.7
Other temporary differences	11.6	7.0
	183.0	173.3
Less: valuation allowance	(62.8)	(43.4)
	$120.2	$129.9
Deferred tax liabilities
Depreciation and amortization	$(1,314.6)	$(1,494.1)
Debt discounts and deferrals	(120.9)	(189.3)
Debt issuance costs	(6.8)	(10.9)
Investment in subsidiary	(13.9)	(10.7)
	$(1,456.2)	$(1,705.0)
	$(1,336.0)	$(1,575.1)
Under ASC 740, the Company can only recognize a deferred tax asset for the future benefit to the extent that it is “more likely than not” that these assets will be realized. After considering all available positive and negative evidence, the Company established a valuation allowance against specifically identified deferred tax assets because it is more-likely-than-not that these will not be realized. In determining these assets realizability, the Company considered numerous factors including historical profitability, the character and estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which it operates. The valuation allowance increased $19.4 million in fiscal 2014 from fiscal 2013 primarily due to unbenefited foreign losses and unrealized capital losses on investment write-downs.
At September 27, 2014, the Company had $20.7 million, $94.7 million and $63.8 million in gross federal, state, and foreign net operating losses, respectively, and $3.7 million, $11.0 million and $1.8 million in federal, state, and foreign credit carryforwards, respectively. These losses and credits expire between 2015 and 2034, except for $62.0 million in losses and $6.6 million in credits that have unlimited carryforward periods. The federal, state, and foreign net operating losses exclude $4.5 million, $203.3 million and $63.1 million, respectively, of net operating losses, which the Company expects will expire unutilized.
The Company had $137.0 million in gross unrecognized tax benefits, excluding interest, at September 27, 2014 and $121.8 million at September 28, 2013. At September 27, 2014, $66.1 million represents the unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate. In the next twelve months it is reasonably possible that the Company will reduce its gross unrecognized tax benefits by $6.0 to $8.0 million due to statutes of limitations expiring and potential favorable settlements with taxing authorities.

The Company’s unrecognized income tax benefits activity for fiscal 2014 and 2013 was as follows:

	2014	2013
Balance at beginning of fiscal year	$121.8	$53.1
Tax positions related to current year:
Additions	10.8	65.0
Reductions	—	—
Tax positions related to prior years:
Additions related to change in estimate	10.9	3.3
Reductions	(2.7)	(0.4)
Payments	—	(0.6)
Lapses in statutes of limitations and settlements	(3.8)	(2.3)
Acquired tax positions:
Additions related to reserves acquired from acquisitions	—	3.7
Balance as of the end of the fiscal year	$137.0	$121.8
The Company’s policy is to include accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, in income tax expense. As of September 27, 2014 and September 28, 2013, gross accrued interest was $8.3 million and $3.6 million, respectively. At September 27, 2014, no significant penalties have been accrued.
The Company and its subsidiaries are subject to various federal, state, and foreign income taxes. The Company’s U.S. Federal income tax returns are no longer subject to examination prior to fiscal year 2011. State income tax returns are generally no longer subject to examination prior to fiscal year 2010. The Internal Revenue Service commenced its examination of the Company’s consolidated federal income tax return for fiscal 2011 in July 2013. The Company is also undergoing a tax examination in Germany for fiscal years 2008 through 2010. In September 2014, the Internal Revenue Service commenced its examination of Gen-Probe’s consolidated federal income tax returns for calendar years 2010 through the 2012 acquisition date. The Company has a tax holiday in Costa Rica that currently does not materially impact its effective tax rate and is scheduled to expire in 2015.
The Company intends to reinvest, indefinitely, approximately $61.9 million in unremitted foreign earnings. It is not practical to estimate the additional taxes that may be payable upon repatriation.

9. Stockholders' Equity and Stock-Based Compensation
Stockholder Rights Agreement
On November 20, 2013, the Company’s Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, of the Company, to purchase from the Company one ten-thousandth of a share of newly designated Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”) at a price of $107.00 per one ten-thousandth of a share of Preferred Stock, subject to adjustment as provided in the Rights Agreement. The dividend was payable to stockholders of record at the close of business on December 2, 2013 (the “Record Date”). The Rights Agreement became effective on November 21, 2013.
On June 24, 2014, the Company entered into Amendment No. 1 (the “Amendment”) to the Rights Agreement by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Amendment accelerated the expiration of the Rights from November 20, 2014 to June 24, 2014, and had the effect of terminating the Rights Agreement on that date. At the time of the termination of the Rights Agreement, all of the Rights distributed to holders of the Company’s common stock pursuant to the Rights Agreement expired.
Stock Repurchase Program
On November 11, 2013, the Company announced that its Board of Directors authorized the repurchase of up to $250 million of the Company’s outstanding common stock over a three-year period. Under the stock repurchase program, the Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. As of September 27, 2014, the Company had not repurchased any shares under this program.

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
The purpose of the 2008 Equity Plan is to provide stock options, restricted stock units and other equity interests in the Company to employees, officers, directors, consultants and advisors of the Company and any other person who is determined by the Board of Directors to have made (or is expected to make) contributions to the Company. The 2008 Equity Plan is administered by the Board of Directors of the Company, and a total of 31.5 million shares were reserved for issuance under this plan. As of September 27, 2014, the Company had 10.7 million shares available for future grant under the 2008 Equity Plan.
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Operations in fiscal 2014, 2013 and 2012:

	2014	2013	2012
Cost of revenues	$7.3	$7.0	$5.7
Research and development	8.4	7.2	5.3
Selling and marketing	8.2	8.9	7.4
General and administrative	19.5	20.2	18.7
Restructuring and divestiture	6.6	9.0	3.5
	$50.0	$52.3	$40.6
Grant-Date Fair Value
The Company uses a binomial model to determine the fair value of its stock options. The Company considers a number of factors to determine the fair value of options including the assistance of an outside valuation adviser. Information pertaining to stock options granted during fiscal 2014, 2013 and 2012 and related assumptions are noted in the following table:

	Years ended
	September 27, 2014	September 28, 2013	September 29, 2012
Options granted (in millions)	2.4	2.6	2.3
Weighted-average exercise price	$22.01	$20.29	$17.21
Weighted-average grant date fair value	$7.67	$7.03	$6.48
Assumptions:
Risk-free interest rates	1.2%	0.5%	0.7%
Expected life (in years)	4.4	4.4	4.3
Expected volatility	41.4%	43.7%	46.9%
Dividend yield	—	—	—
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
In connection with appointing Stephen P. MacMillan as its new President and Chief Executive Officer in December 2013, the Company granted approximately 0.1 million market stock units ("MSUs"). The MSUs vest in three separate tranches in an amount of 1/3rd of the total amount of the award based on the Company’s stock price meeting certain defined average stock prices for 30 consecutive trading days. These MSUs were valued at an average of $18.65 per share using the Monte Carlo simulation model and each tranche has its own derived service period. The Company is recognizing compensation expense under the accelerated method as prescribed by ASC 718. In addition, per the terms of his employment agreement, the Company granted 0.2 million restricted stock units ("RSUs") to match Mr. MacMillan’s purchase of 0.2 million shares of the Company’s common stock on the open market in the second quarter of fiscal 2014. The RSUs cliff vest three years from the date of grant, and the Company is accounting for this grant as a liability award pursuant to ASC 718 because this RSU award contains an additional vesting condition (the requirement that Mr. MacMillan retain the matching shares during the vesting period) that is not service, performance or market based.
Stock-Based Compensation Expense Attribution
The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options and RSUs. The vesting term of stock options is generally five years with annual vesting of 20% per year on the anniversary of the grant date, and RSUs generally vest over four years with annual vesting at 25% per year on the anniversary of the grant date. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 6.5% as of September 27, 2014 depending on the specific employee group. This analysis is re-evaluated annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.
Stock-based compensation expense related to stock options was $16.3 million, $23.7 million, and $18.7 million in fiscal 2014, 2013 and 2012, respectively. Stock compensation expense related to stock units, including RSUs, performance stock units ("PSUs") and MSUs, was $30.6 million, $26.0 million, and $21.4 million in fiscal 2014, 2013 and 2012, respectively. The related tax benefit recorded in the Consolidated Statements of Operations was $15.3 million, $17.2 million and $12.2 million in fiscal 2014, 2013 and 2012, respectively. Included within stock-based compensation expense in fiscal 2014, 2013 and 2012 is $6.6 million, $7.9 million and $3.5 million, respectively, related to modification accounting, the acceleration of vesting of certain retention RSUs provided under their original terms upon termination, and the acceleration of vesting for certain options assumed in the Gen-Probe acquisition related to employees who were terminated in connection with the Company’s restructuring action to consolidate its Diagnostics operations. The original terms of the stock options assumed in the Gen-Probe acquisition provided for acceleration upon a change-in-control and termination within 18 months of the change-in-control. At September 27, 2014, there was $24.4 million and $62.1 million of unrecognized compensation expense related to stock options and RSUs, respectively, to be recognized over a weighted average period of 3.0 years and 2.6 years, respectively.
Share Based Payment Activity
The following table summarizes all stock option activity under the Company’s stock option plans for the year ended September 27, 2014:

	Number of Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at September 28, 2013	14.9	$18.92	3.9	$55.0
Granted	2.4	22.01
Canceled/ forfeited	(2.8)	22.27
Exercised	(4.7)	15.03		$34.7
Options outstanding at September 27, 2014	9.8	$20.59	4.1	$46.4
Options exercisable at September 27, 2014	4.8	$21.49	2.9	$23.1
Options vested and expected to vest at September 27, 2014 (1)	9.3	$20.65	4.0	$44.0

(1)
This represents the number of vested stock options as of September 27, 2014 plus the unvested outstanding options at September 27, 2014 expected to vest in the future, adjusted for estimated forfeitures.

During fiscal 2013 and 2012, the total intrinsic value of options exercised (i.e., the difference between the market price on the date of exercise and the price paid by the employee to exercise the options) was $37.6 million and $20.4 million, respectively.

A summary of the Company’s RSU activity during the year ended September 27, 2014 is presented below:

Non-vested Shares	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested at September 28, 2013	3.5	$18.51
Granted	2.5	22.00
Vested	(1.2)	18.13
Forfeited	(0.7)	19.29
Non-vested at September 27, 2014	4.1	$20.67
The number of RSUs vested includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. The Company pays the minimum statutory tax withholding requirement on behalf of its employees. During fiscal 2014, 2013 and 2012 the total fair value of RSUs vested was $22.6 million, $27.3 million and $15.7 million, respectively.
The Company also granted approximately 0.5 million PSUs during fiscal 2014 to members of its senior management team, which have a weighted-average grant date fair value of $21.69. Each recipient of the PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company is recognizing compensation expense ratably over the required service period based on its estimate that it is probable the targeted number of shares will vest. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.
Employee Stock Purchase Plan
In March 2012, the Company’s stockholders approved the Hologic, Inc. 2012 Employee Stock Purchase Plan (“2012 ESPP”), which provides for the granting of up to 2.5 million shares of the Company’s common stock to eligible employees. The 2012 ESPP plan period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lower of (i) the market value per share of the common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. The first plan period began on July 1, 2012. Stock-based compensation expense in fiscal 2014, 2013 and 2012 was $3.1 million, $2.7 million and $0.4 million, respectively.
The Company uses the Black-Scholes model to estimate the fair value of shares to be issued as of the grant date using the following weighted average assumptions:

	September 27, 2014	September 28, 2013	September 29, 2012
Assumptions:
Risk-free interest rates	0.08%	0.11%	0.16%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	30.0%	32.0%	35.0%
Dividend yield	—	—	—

10. Profit Sharing 401(k) Plan
The Company has a qualified profit sharing plan covering substantially all of its employees. The Company made contributions of $13.3 million, $13.4 million and $9.4 million for fiscal 2014, 2013 and 2012, respectively.

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
Annually, the Compensation Committee of the Board of Directors has approved a discretionary cash contribution to the DCP for each year. Discretionary contributions by the Company to the DCP are held in a Rabbi Trust. The Company is recording compensation expense for the DCP discretionary contributions ratably over the three-year vesting period of each annual contribution, which totaled $3.7 million, $2.7 million and $2.6 million in fiscal 2014, 2013 and 2012, respectively. The full amount of the discretionary contribution, net of forfeitures, along with employee deferrals and the deferred compensation liability assumed from the Gen-Probe acquisition is recorded within accrued expenses and totaled $35.8 million and $38.6 million at September 27, 2014 and September 28, 2013, respectively.
The Company has purchased Company-owned group life insurance contracts, in which both voluntary and discretionary Company DCP contributions are invested, to partially fund payment of the Company’s obligation to the DCP participants. The total amount invested at September 27, 2014 and September 28, 2013 was $22.4 million and $33.9 million, respectively. The values of these life insurance contracts are recorded in other long-term assets. Changes in the cash surrender value of life insurance contracts, which were not significant in fiscal 2014, 2013 and 2012, are recorded within other income (expense), net. In addition, the Company had an additional $15.4 million and $6.9 million of investments in mutual funds to fund the DCP at September 27, 2014 and September 28, 2013, respectively. The mutual funds are classified as trading and the gains and losses in these investments are recorded in other income (expense), net.

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
In connection with the acquisition of Adiana, Inc., the Company was obligated to the former Adiana shareholders to make contingent payments based on worldwide sales of the Adiana Permanent Contraception System in the first year following FDA approval and on annual incremental sales growth thereafter through December 31, 2012. FDA approval of the Adiana system occurred on July 6, 2009, and the Company began accruing contingent consideration in the fourth quarter of fiscal 2009 based on the defined percentage of worldwide sales of the product. Since this contingent consideration obligation arose from an acquisition prior to the adoption of ASC 805, the amounts accrued were recorded as additional purchase price to goodwill. The Company made payments of $16.8 million and $8.8 million in fiscal 2013 and 2012, respectively, to the former Adiana shareholders, net of amounts withheld for the legal indemnification provision. No additional amounts are due to the former shareholders of Adiana. The Company had been in litigation with Conceptus, Inc. regarding certain intellectual property matters related to the Adiana system. On October 17, 2011, the jury returned a verdict in the Conceptus litigation matter in favor of Conceptus awarding damages in the amount of $18.8 million. On April 29, 2012, the Company entered into a license and settlement agreement with Conceptus in which Conceptus agreed to forgo the jury award in consideration of the Company agreeing to a permanent injunction against the manufacture, sale and distribution of the Adiana product.
In connection with the Company’s acquisition of Interlace in fiscal 2011, the Company had an obligation to the former Interlace stockholders to make contingent payments over a two-year period. Pursuant to ASC 805, the Company recorded its estimate of the fair value of the contingent consideration liability based on future revenue projections of the Interlace business. The fair value of the contingent consideration for the first and second measurement periods was $51.8 million and $93.8 million, respectively. Payments were disbursed in the second quarter of fiscal 2013 and 2012, respectively, of which $39.0 million and $47.6 million, respectively, was reflected in the Consolidated Statements of Cash Flows as cash used in financing activities, representing the liability recognized at fair value for the first measurement period as of the acquisition date. The remainder, which is related to changes in the fair value of the liability, is reflected within cash provided by operating activities.

The second and final measurement period ended during the second quarter of fiscal 2013, resulting in a contingent consideration liability of $93.8 million. Of this amount, $86.9 million was paid to the former Interlace stockholders in the second quarter of fiscal 2013. The remainder was withheld for legal indemnification provisions and is being used to pay qualifying legal expenses. At September 27, 2014, the Company had accrued $3.3 million related to the legal indemnification provision.
In connection with the Company’s acquisition of TCT in June 2011, the Company had an obligation to certain of the former TCT shareholders, based on future employment, to make contingent payments over a two year period provided certain revenue milestones were met. These earnouts were recorded as compensation expense ratably over the required service periods. The second and final earn-out period was completed in the third quarter of fiscal 2013, and the Company paid $87.4 million of this earn-out in the fourth quarter of fiscal 2013. The remaining $31.1 million of this earn-out was paid in the first quarter of fiscal 2014.
The Company also had an obligation to the former shareholders of Beijing Healthcome Technology Company, Ltd. for contingent payments that were accounted for as compensation expense. As of September 27, 2014, the Company had accrued $0.7 million.
There was no contingent consideration expense recorded in fiscal 2014. A summary of amounts recorded to the Consolidated Statements of Operations is as follows:

Statement of Operations Line Item – Fiscal 2013	Interlace	TCT	Total
Contingent consideration—compensation expense	$—	$80.0	$80.0
Contingent consideration—fair value adjustments	11.3	—	11.3
	$11.3	$80.0	$91.3

Statement of Operations Line Item – Fiscal 2012	Sentinelle Medical	Interlace	TCT	Healthcome	Total
Contingent consideration—compensation expense	$—	$—	$75.5	$5.5	$81.0
Contingent consideration—fair value adjustments	(3.3)	41.8	—	—	38.5
	$(3.3)	$41.8	$75.5	$5.5	$119.5
Finance Lease Obligations
The Company has two non-cancelable lease agreements for buildings that are primarily used for manufacturing. The Company was responsible for a significant portion of the construction costs, and in accordance with ASC 840, Leases, Subsection 40-15-5, the Company was deemed to be the owner of the respective buildings during the construction period. The Company recorded the fair market value of the buildings and land aggregating $28.3 million within property and equipment on its Consolidated Balance Sheets. At September 27, 2014, the Company has recorded $3.0 million in accrued expenses and $34.1 million in other long-term liabilities related to these obligations. The term of the leases is for a period of approximately 10 and 12 years, respectively, with the option to extend for two consecutive 5-year terms. At the completion of the construction period, the Company reviewed the lease for potential sale-leaseback treatment in accordance with ASC 840, Subsection 40, Sale-Leaseback Transactions. Based on its analysis, the Company determined that the lease did not qualify for sale-leaseback treatment. Therefore, the building, leasehold improvements and associated liabilities remain on the Company’s financial statements throughout the lease term, and the building and leasehold improvements are being depreciated on a straight line basis over their estimated useful lives of 35 years.

Future minimum lease payments, including principal and interest, under these leases were as follows at September 27, 2014:

Fiscal 2015	$2.9
Fiscal 2016	3.1
Fiscal 2017	3.1
Fiscal 2018	2.9
Fiscal 2019	0.3
Total minimum payments	12.3
Less-amount representing interest	(2.4)
Total	$9.9
Non-cancelable Purchase and Royalty Commitments
The Company has certain non-cancelable purchase obligations primarily related to inventory purchases and diagnostics instruments, primarily the Tigris and Panther systems, and to a lesser extent other operating expense commitments. These obligations are not recorded in the Consolidated Balance Sheet. For reasons of quality assurance, sole source availability or cost effectiveness, certain key components and raw materials and instruments are available only from a sole supplier and the Company has certain long-term supply contracts to assure continuity of supply. At September 27, 2014, purchase commitments are as follows:

Fiscal 2015	$53.7
Fiscal 2016	3.3
Fiscal 2017	3.1
Fiscal 2018	0.8
Total	$60.9
In connection with its R&D efforts, the Company has various license agreements with unrelated parties that provide the Company with rights to develop and market products using certain technology and patent rights. Terms of the various license agreements require the Company to pay royalties ranging from less than 1% up to 35% of future sales on products using the specified technology. Such agreements generally provide for a term that commences upon execution and continues until expiration of the last patent covering the licensed technology. Under certain of these agreements, the Company is required to pay minimum annual royalty payments regardless of the level of sales. In addition, the Company has commitments for minimum payments under certain collaboration agreements. At September 27, 2014, minimum commitments for these agreements are as follows:

Fiscal 2015	$0.9
Fiscal 2016	1.4
Fiscal 2017	0.8
Fiscal 2018	0.6
Fiscal 2019	0.6
Thereafter	4.0
Total	$8.3
Concentration of Suppliers
The Company purchases certain components of its products from a single or small number of suppliers. A change in or loss of these suppliers could cause a delay in filling customer orders and a possible loss of sales, which could adversely affect results of operations; however, management believes that suitable replacement suppliers could be obtained in such an event.

Operating Leases
The Company conducts its operations in leased facilities under operating lease agreements that expire through fiscal 2035. Substantially all of the Company’s lease agreements require the Company to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. The Company makes customary representations and warranties and agrees to certain financial covenants and indemnities. In the event the Company defaults on a lease, typically the landlord may terminate the lease, accelerate payments and collect liquidated damages. As of September 27, 2014, the Company was not in default of any covenants contained in its lease agreements. Certain of the Company’s lease agreements provide for renewal options. Such renewal options are at rates similar to the current rates under the agreements.
Future minimum lease payments under all of the Company’s operating leases at September 27, 2014 are as follows:

Fiscal 2015	$18.9
Fiscal 2016	15.1
Fiscal 2017	12.5
Fiscal 2018	11.2
Fiscal 2019	7.3
Thereafter	24.7
Total	$89.7
Rent expense, net of sublease income from these locations, was $21.1 million, $19.9 million, and $18.3 million for fiscal 2014, 2013 and 2012, respectively.
The Company subleases a portion of a building it owns and some of its facilities and has received aggregate rental income of $1.8 million, $1.9 million and $3.2 million in fiscal 2014, 2013 and 2012, respectively, which has been recorded as an offset to rent expense. The future minimum annual rental income payments under these sublease agreements at September 27, 2014 are as follows:

Fiscal 2015	$2.1
Fiscal 2016	2.2
Fiscal 2017	2.1
Fiscal 2018	2.1
Fiscal 2019	2.1
Thereafter	2.1
Total	$12.7

13. Litigation and Related Matters
On June 9, 2010, Smith & Nephew, Inc. ("Smith & Nephew") filed suit against Interlace, which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. The complaint alleged that the Interlace MyoSure hysteroscopic tissue removal device infringed U.S. patent 7,226,459. On November 22, 2011, Smith & Nephew filed suit against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that use of the MyoSure hysteroscopic tissue removal system infringed U.S. patent 8,061,359. Both complaints sought permanent injunctive relief and unspecified damages. On September 4, 2012, following a two week trial, the jury returned a verdict of infringement of both the ‘459 and ‘359 patents and assessed damages of $4.0 million. A bench trial regarding the Company’s assertion of inequitable conduct on the part of Smith & Nephew with regard to the ‘359 patent was held on December 9, 2012 and oral arguments on the issue of inequitable conduct were presented on February 27, 2013. On June 27, 2013, the Court denied the Company’s motions related to inequitable conduct and allowed Smith & Nephew’s request for injunction, but ordered that enforcement of the injunction be stayed until final resolution, including appeal, of the current re-examinations of both patents at the United States Patent and Trademark Office (“USPTO”). The Court also rejected the jury’s damage award and ordered the parties to identify a mechanism for resolving the damages issue. On September 12, 2013, a status conference was held, and the Court invited the parties to submit briefs on the relevance of recent activity in the re-examinations at the USPTO. A hearing on this topic was held on October 29, 2013, and the parties are awaiting the Court’s ruling. The Company intends to file post-trial motions seeking to reverse the jury’s verdict. On January 14, 2014, the USPTO issued a final decision that the claims of the ‘459 patent asserted as part of the litigation are not patentable. On February 13, 2014, Smith & Nephew appealed this decision to the U.S. Patent Trial and Appeal Board. The re-examination of the ‘359 patent is on-going. It is expected that patentability decisions made by the USPTO for both patents will proceed to appeal. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.
On March 6, 2012, Enzo Life Sciences, Inc. (“Enzo”) filed suit against the Company in the United States District Court for the District of Delaware. The complaint alleged that certain of the Company’s molecular diagnostics products, including without limitation products based on its proprietary Invader chemistry, such as Cervista HPV HR and Cervista HPV 16/18, infringe Enzo’s U.S. patent 6,992,180. The complaint seeks permanent injunctive relief and unspecified damages. The Company was formally served with the complaint on July 3, 2012, and a trial is tentatively scheduled for the fall of 2015. In January 2012, Enzo filed suit against Gen-Probe in the United States District Court for the District of Delaware. The Gen-Probe complaint alleged that certain of Gen-Probe’s diagnostics products, including products that incorporate Gen-Probe’s patented hybridization protection assay technology, such as the Aptima Combo 2 and Aptima HPV assays, infringe Enzo’s U.S. patent 6,992,180. On September 30, 2013, Enzo amended its list of accused products to include Prodesse, MilliPROBE, PACE and Procleix assays. The complaint seeks permanent injunctive relief and unspecified damages. Enzo has asserted the ‘180 patent claims against six other companies. The defendant companies jointly argued issues related to claim construction on August 14, 2014 and currently await the Court's ruling. The trials are tentatively scheduled to begin in the fall of 2015. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On October 29, 2013, the Interlace stockholder representatives filed a complaint in the Delaware Court of Chancery alleging breach of contract for issues related to the payment of contingent consideration under the Interlace acquisition agreement, and are seeking $14.7 million in additional payments. The Company believes that Interlace has been paid all amounts due under the acquisition agreement. On October 20, 2014, a trial was held in Delaware. The parties are preparing post trial briefings. At this time, given the uncertainty of litigation, the Company is unable to reasonably assess the ultimate outcome of this case, however, the Company does not believe the outcome will be material to its financial position or results of operations.
The Company is a party to various other legal proceedings and claims arising out of the ordinary course of its business. The Company believes that except for those matters described above there are no other proceedings or claims pending against it of which the ultimate resolution would have a material adverse effect on its financial condition or results of operations. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal costs are expensed as incurred.
14. Grifols Collaboration Agreement
Under its collaboration agreement with Grifols, the Company manufactures blood screening products, while Grifols is responsible for marketing, sales and service of those products, which Grifols sells under its trademarks. The Company is entitled to recover 50% of its manufacturing costs incurred in connection with the collaboration and will receive a percentage of the blood screening assay revenue generated under the collaboration. The Company’s share of revenue from any assay that includes a test for HCV is as follows: 2012-2013, 47%; 2014, 48%; and 2015 through the remainder of the term of the collaboration, 50%. The Company’s share of blood screening assay revenue from any assay that does not test for HCV is 50%. Grifols is obligated to purchase all of the quantities of assays specified on a 90-day demand forecast, due 90 days prior to the date Grifols intends to take delivery, and certain quantities specified on a rolling 12-month forecast.
The Company recognizes product revenue, and collaborative research and license revenue, which is included within services and other revenues, under this collaboration agreement. The Company recognized $223.3 million and $197.9 million under this collaboration agreement in fiscal 2014 and fiscal 2013, respectively.

15. Business Segments and Geographic Information
The Company reports segment information in accordance with ASC 280, Segment Reporting. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer, and the Company’s reportable segments have been identified based on the types of products manufactured and the end markets to which the products are sold. Each reportable segment generates revenue from either the sale of medical equipment and related services and/or sale of disposable supplies, primarily used for diagnostic testing and surgical procedures. The Company has four reportable segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. Certain reportable segments represent an aggregation of operating units within each segment. The Company measures and evaluates its reportable segments based on segment revenues and operating income (loss) adjusted to exclude the effect of non-cash charges, such as intangible asset amortization expense, intangible asset impairment charges, contingent consideration charges, restructuring and divestiture charges, and other one-time or unusual items, and related tax effects.
Identifiable assets for the four principal reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues. Segment information for fiscal 2014, 2013, and 2012 was as follows:

	Years ended
	September 27, 2014	September 28, 2013	September 29, 2012
Total revenues:
Diagnostics	$1,186.8	$1,189.8	$718.1
Breast Health	944.7	905.1	875.8
GYN Surgical	307.9	307.1	313.1
Skeletal Health	91.3	90.3	95.6
	$2,530.7	$2,492.3	$2,002.6
Operating income (loss):
Diagnostics	$48.7	$(1,149.1)	$(32.8)
Breast Health	187.6	216.1	186.1
GYN Surgical	30.3	19.7	(51.9)
Skeletal Health	13.1	7.1	12.3
	$279.7	$(906.2)	$113.7
Depreciation and amortization:
Diagnostics	$376.0	$369.8	$197.3
Breast Health	41.7	40.1	42.9
GYN Surgical	104.6	105.2	103.8
Skeletal Health	0.9	0.9	1.8
	$523.2	$516.0	$345.8
Capital expenditures:
Diagnostics	$52.2	$51.6	$44.9
Breast Health	10.0	16.4	9.8
GYN Surgical	8.0	9.1	12.2
Skeletal Health	0.4	0.6	0.2
Corporate	9.6	12.4	11.6
	$80.2	$90.1	$78.7

	September 27, 2014	September 28, 2013	September 29, 2012
Identifiable assets:
Diagnostics	$4,383.5	$4,667.9	$6,170.5
Breast Health	859.8	932.2	956.1
GYN Surgical	1,748.2	1,849.5	1,944.4
Skeletal Health	26.1	33.5	32.8
Corporate	1,397.1	1,517.7	1,373.3
	$8,414.7	$9,000.8	$10,477.1
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
Revenues by geography as a percentage of total revenues were as follows:

	Years ended
	September 27, 2014	September 28, 2013	September 29, 2012
United States	75%	75%	74%
Europe	13%	13%	12%
Asia-Pacific	8%	8%	8%
All others	4%	4%	6%
	100%	100%	100%

The Company’s property, plant and equipment, net are geographically located as follows:

	September 27, 2014	September 28, 2013	September 29, 2012
United States	$366.8	$386.0	$405.1
Costa Rica	27.9	29.3	30.5
Europe	56.0	61.5	59.9
All other countries	11.2	14.7	12.5
	$461.9	$491.5	$508.0

16. Accrued Expenses and Other Long-Term Liabilities
Accrued expenses and other long-term liabilities consisted of the following:

	September 27, 2014	September 28, 2013
Accrued Expenses
Compensation and employee benefits	$157.6	$127.5
Interest	18.0	23.8
Income and other taxes	9.8	17.4
Contingent consideration	—	38.1
Other	76.7	65.2
	$262.1	$272.0

	September 27, 2014	September 28, 2013
Other Long-Term Liabilities
Reserve for income tax uncertainties	$131.4	$115.4
Accrued lease obligation—long-term	34.1	33.5
Pension liabilities	10.8	9.7
Other	7.1	9.4
	$183.4	$168.0

17. Pension and Other Employee Benefits
The Company has certain defined benefit pension plans covering the employees of its Hitec Imaging German subsidiary (the “Pension Benefits”). As of September 27, 2014 and September 28, 2013, the Company’s pension liability was $10.3 million and $10.1 million, respectively, which is primarily recorded as a component of long-term liabilities in the Consolidated

Balance Sheets. Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Pension benefits are safeguarded by the Pension Guaranty Fund, a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency.
The tables below provide a reconciliation of benefit obligations, plan assets, funded status, and related actuarial assumptions of the Company’s German Pension Benefits.

Change in Benefit Obligation	Years ended
	September 27, 2014	September 28, 2013	September 29, 2012
Benefit obligation at beginning of year	$(10.1)	$(9.7)	$(8.0)
Service cost	—	—	—
Interest cost	(0.3)	(0.4)	(0.4)
Plan participants’ contributions	—	—	—
Actuarial (loss) gain	(0.8)	0.2	(2.0)
Foreign exchange gain (loss)	0.6	(0.5)	0.4
Benefits paid	0.3	0.3	0.3
Benefit obligation at end of year	(10.3)	(10.1)	(9.7)
Plan assets	—	—	—
Benefit obligation at end of year	$(10.3)	$(10.1)	$(9.7)
The tables below outline the components of the net periodic benefit cost and related actuarial assumptions of the Company’s German Pension Benefits.

Components of Net Periodic Benefit Cost	Years ended
	September 27, 2014	September 28, 2013	September 29, 2012
Service cost	$—	$—	$—
Interest cost	0.3	0.4	0.4
Expected return on plan assets	—	—	—
Amortization of prior service cost	—	—	—
Recognized net actuarial gain	—	—	—
Net periodic benefit cost	$0.3	$0.4	$0.4

Weighted-Average Net Periodic Benefit Cost Assumptions	2014	2013	2012
Discount rate	2.95%	3.60%	3.52%
Expected return on plan assets	—%	—%	—%
Rate of compensation increase	—%	—%	—%
The projected benefit obligation for the German Pension Benefits with projected benefit obligations in excess of plan assets was $10.3 million and $10.1 million at September 27, 2014 and September 28, 2013, respectively, and the accumulated benefit obligation for the German Pension Benefits was $10.3 million and $10.1 million at September 27, 2014 and September 28, 2013, respectively.
The Company is also obligated to pay long-term service award benefits under the German Pension Benefits. The projected benefit obligation for long-term service awards was $0.2 million and $0.6 million at September 27, 2014 and September 28, 2013, respectively.

The table below reflects the total Pension Benefits expected to be paid for the German Pension Benefits each fiscal year as of September 27, 2014:

2015	$0.4
2016	$0.4
2017	$0.4
2018	$0.4
2019	$0.4
2020 to 2024	$2.3
The Company also maintains additional contractual pension benefits for its top German executive officers in the form of a defined contribution plan. These contributions were insignificant in fiscal 2014, 2013 and 2012. Additionally, the Company has Swiss pension plans, which were insignificant in fiscal 2014, 2013, and 2012.

18. Quarterly Statement of Operations Information (Unaudited)
The following table presents a summary of quarterly results of operations for fiscal 2014 and 2013:

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$612.4	$625.0	$632.6	$660.6
Gross profit	305.6	282.1	312.8	345.0
Net income (loss) (1)	(5.4)	(16.8)	11.3	28.2
Diluted net income (loss) per common share	$(0.02)	$(0.06)	$0.04	$0.10

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$631.4	$612.7	$626.1	$622.1
Gross profit	281.7	279.3	309.8	290.6
Net income (loss) (2)	3.1	(51.1)	(11.0)	(1,113.9)
Diluted net income (loss) per common share	$0.01	$(0.19)	$(0.04)	$(4.11)

(1)
Net loss in the first quarter of fiscal 2014 included restructuring charges of $18.4 million and debt extinguishment loss of $2.9 million. Net loss in the second quarter of fiscal 2014 included an impairment charge related to the MRI breast coils product line of $28.6 million, restructuring charges of $11.6 million and a debt extinguishment loss of $4.4 million. Net income in the third quarter of fiscal 2014 included restructuring charges of $6.7 million. Net income in the fourth quarter of fiscal 2014 included restructuring and divestiture charges of $15.1 million and a $5.1 million IPR&D charge.

(2)
Net income in the first quarter of fiscal 2013 included a gain on the sale of intellectual property of $53.9 million. Net loss in the second quarter of fiscal 2013 included restructuring charges of $12.5 million and a debt extinguishment loss of $3.2 million. Net loss in the third quarter of fiscal 2013 included restructuring charges of $6.7 million. Net loss in the fourth quarter of fiscal 2013 included a goodwill impairment charge of $1.1 billion, restructuring charges of $9.7 million and a debt extinguishment loss of $6.0 million.

19. Supplemental Guarantor Condensed Consolidating Financials
The Company’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by Hologic, Inc. (“Parent/Issuer”) and certain of its domestic subsidiaries, which are 100% owned by Hologic, Inc. The following represents the supplemental condensed financial information of Hologic, Inc. and its guarantor and non-guarantor subsidiaries, as of September 27, 2014 and September 28, 2013 and for each of the three years ended September 27, 2014, September 28, 2013, and September 29, 2012.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 27, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product	$480.1	$1,612.4	$489.3	$(486.9)	$2,094.9
Service and other	354.0	82.1	51.2	(51.5)	435.8
	834.1	1,694.5	540.5	(538.4)	2,530.7
Costs of revenues:
Product	246.3	630.6	341.3	(486.9)	731.3
Amortization of intangible assets	5.6	299.3	9.7	—	314.6
Impairment of intangible assets	—	—	26.6	—	26.6
Service and other	161.2	62.0	41.0	(51.5)	212.7
Gross Profit	421.0	702.6	121.9	—	1,245.5
Operating expenses:
Research and development	30.7	164.1	8.4	—	203.2
Selling and marketing	74.5	169.7	87.5	—	331.7
General and administrative	61.3	155.9	42.6	—	259.8
Amortization of intangible assets	3.1	104.7	6.0	—	113.8
Impairment of intangible assets	—	5.1	0.5	—	5.6
Restructuring and divestiture charges	8.4	17.0	26.3	—	51.7
	178.0	616.5	171.3	—	965.8
Income (loss) from operations	243.0	86.1	(49.4)	—	279.7
Interest income	0.4	3.6	1.0	(3.7)	1.3
Interest expense	(220.6)	(1.3)	(2.4)	3.7	(220.6)
Debt extinguishment loss	(7.4)	—	—	—	(7.4)
Other (expense) income, net	172.9	(167.4)	0.3	(10.7)	(4.9)
Income (loss) before income taxes	188.3	(79.0)	(50.5)	(10.7)	48.1
Provision for income taxes	3.3	24.1	3.4	—	30.8
Equity in earnings (losses) of subsidiaries	(167.7)	(0.8)	—	168.5	—
Net income (loss)	$17.3	$(103.9)	$(53.9)	$157.8	$17.3

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 28, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product	$416.9	$1,569.6	$477.2	$(362.8)	$2,100.9
Service and other	326.7	71.7	46.6	(53.6)	391.4
	743.6	1,641.3	523.8	(416.4)	2,492.3
Costs of revenues:
Product	212.9	636.7	331.4	(362.8)	818.2
Amortization of intangible assets	5.4	298.4	4.1	—	307.9
Impairment of intangible assets	—	—	1.7	—	1.7
Service and other	157.4	59.9	39.4	(53.6)	203.1
Gross profit	367.9	646.3	147.2	—	1,161.4
Operating expenses:
Research and development	29.8	157.8	10.0	—	197.6
Selling and marketing	78.0	176.0	88.1	—	342.1
General and administrative	68.9	124.0	34.8	—	227.7
Amortization of intangible assets	3.0	104.8	4.8	—	112.6
Contingent consideration – compensation expense	80.0	—	—	—	80.0
Contingent consideration – fair value adjustments	11.3	—	—	—	11.3
Impairment of goodwill	—	1,117.4	—	—	1,117.4
Gain on sale of intellectual property	—	(53.9)	—	—	(53.9)
Restructuring and divestiture charges	4.9	21.6	6.3	—	32.8
	275.9	1,647.7	144.0	—	2,067.6
(Loss) income from operations	92.0	(1,001.4)	3.2	—	(906.2)
Interest income	0.6	0.3	0.4	—	1.3
Interest expense	(277.8)	(1.3)	(2.0)	—	(281.1)
Debt extinguishment loss	(9.2)	—	—	—	(9.2)
Other income (expense), net	193.3	(184.6)	(6.4)	—	2.3
(Loss) income before income taxes	(1.1)	(1,187.0)	(4.8)	—	(1,192.9)
(Benefit) provision for income taxes	30.8	(59.2)	8.3	—	(20.1)
Equity in earnings (losses) of subsidiaries	(1,140.9)	13.9	—	1,127.0	—
Net (loss) income	$(1,172.8)	$(1,113.9)	$(13.1)	$1,127.0	$(1,172.8)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 29, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product	$421.0	$1,089.5	$431.7	$(284.5)	$1,657.7
Service and other	307.1	63.3	32.5	(58.0)	344.9
	728.1	1,152.8	464.2	(342.5)	2,002.6
Costs of revenues:
Product	211.7	396.7	292.9	(284.5)	616.8
Amortization of intangible assets	5.2	192.4	4.3	—	201.9
Service and other	155.6	61.3	30.6	(58.0)	189.5
Gross Profit	355.6	502.4	136.4	—	994.4
Operating expenses:
Research and development	28.1	91.2	11.7	—	131.0
Selling and marketing	67.9	170.4	84.0	—	322.3
General and administrative	52.6	136.2	31.7	—	220.5
Amortization of intangible assets	2.7	64.3	5.0	—	72.0
Contingent consideration – compensation expense	81.0	—	—	—	81.0
Contingent consideration – fair value adjustments	38.5	—	—	—	38.5
Impairment of goodwill	—	5.8	—	—	5.8
Gain on sale of intellectual property	—	(12.4)	—	—	(12.4)
Acquired in-process research and development	—	4.5	—	—	4.5
Restructuring and divestiture charges	—	16.2	1.3	—	17.5
	270.8	476.2	133.7	—	880.7
Income from operations	84.8	26.2	2.7	—	113.7
Interest income	2.0	0.2	0.7	(0.6)	2.3
Interest expense	(137.2)	(1.2)	(1.9)	—	(140.3)
Debt extinguishment loss	(42.3)	—	—	—	(42.3)
Other income, net	3.1	0.7	0.5	0.6	4.9
(Loss) income before income taxes	(89.6)	25.9	2.0	—	(61.7)
Provision (benefit) for income taxes	9.7	(3.1)	5.3	—	11.9
Equity in earnings (losses) of subsidiaries	25.7	8.4	0.6	(34.7)	—
Net (loss) income	$(73.6)	$37.4	$(2.7)	$(34.7)	$(73.6)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
For the Year Ended September 27, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$17.3	$(103.9)	$(53.9)	$157.8	$17.3
Changes in foreign currency translation adjustment	—	—	(13.3)	—	(13.3)
Changes in unrealized holding gains on available-for-sale securities	—	(3.2)	—	—	(3.2)
Changes in pension plans, net of taxes	—	—	(1.3)	—	(1.3)
Comprehensive (loss) income	$17.3	$(107.1)	$(68.5)	$157.8	$(0.5)

For the Year Ended September 28, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(1,172.8)	$(1,113.9)	$(13.1)	$1,127.0	$(1,172.8)
Changes in foreign currency translation adjustment	—	0.7	0.7	—	1.4
Changes in unrealized holding gain on available-for-sale securities	—	12.1	—	—	12.1
Changes in pension plans, net of taxes	—	—	0.1	—	0.1
Comprehensive (loss) income	$(1,172.8)	$(1,101.1)	$(12.3)	$1,127.0	$(1,159.2)

For the Year Ended September 29, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(73.6)	$37.4	$(2.7)	$(34.7)	$(73.6)
Changes in foreign currency translation adjustment	0.8	(0.5)	5.9	—	6.2
Changes in unrealized holding gain on available-for-sale securities	—	0.1	—	—	0.1
Changes in pension plans, net of taxes	—	—	(1.5)	—	(1.5)
Comprehensive (loss) income	$(72.8)	$37.0	$1.7	$(34.7)	$(68.8)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
September 27, 2014

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$288.1	$287.8	$160.2	$—	$736.1
Restricted cash	—	—	5.5	—	5.5
Accounts receivable, net	128.4	182.5	85.1	—	396.0
Inventories	88.6	190.1	51.9	—	330.6
Deferred income tax assets	26.2	12.1	1.1	—	39.4
Prepaid income taxes	20.3	3.2	—	(1.1)	22.4
Prepaid expenses and other current assets	16.2	11.0	8.6	—	35.8
Intercompany receivables	—	2,702.1	18.1	(2,720.2)	—
Total current assets	567.8	3,388.8	330.5	(2,721.3)	1,565.8
Property, plant and equipment, net	29.7	337.1	95.1	—	461.9
Intangible assets, net	25.1	3,377.3	41.9	(10.7)	3,433.6
Goodwill	282.4	2,390.9	137.5	—	2,810.8
Other assets	88.4	52.7	1.5	—	142.6
Long term intercompany receivables	—	—	13.0	(13.0)	—
Investment in subsidiaries	8,526.0	221.7	—	(8,747.7)	—
Total assets	$9,519.4	$9,768.5	$619.5	$(11,492.7)	$8,414.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$114.5	$—	$—	$—	$114.5
Accounts payable	34.8	46.1	11.2	—	92.1
Accrued expenses	139.4	69.5	54.3	(1.1)	262.1
Deferred revenue	113.5	7.4	30.0	—	150.9
Intercompany payables	2,676.2	—	44.2	(2,720.4)	—
Total current liabilities	3,078.4	123.0	139.7	(2,721.5)	619.6
Long-term debt, net of current portion	4,153.2	—	—	—	4,153.2
Deferred income tax liabilities	90.9	1,279.1	5.4	—	1,375.4
Deferred service obligations – long-term	8.3	3.6	8.2	—	20.1
Long-term intercompany payables	13.0	—	—	(13.0)	—
Other long-term liabilities	112.6	34.3	36.5	—	183.4
Total stockholders’ equity	2,063.0	8,328.5	429.7	(8,758.2)	2,063.0
Total liabilities and stockholders’ equity	$9,519.4	$9,768.5	$619.5	$(11,492.7)	$8,414.7

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
September 28, 2013

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$321.6	$387.4	$113.5	$—	$822.5
Restricted cash	—	—	6.9	—	6.9
Accounts receivable, net	126.1	174.4	108.8	—	409.3
Inventories	81.9	146.7	60.8	—	289.4
Deferred income tax assets	—	19.0	0.5	(19.5)	—
Prepaid income taxes	47.1	2.3	—	(4.7)	44.7
Prepaid expenses and other current assets	16.3	21.1	11.0	—	48.4
Intercompany receivables	—	2,442.6	31.9	(2,474.5)	—
Other current assets – assets held-for-sale	—	—	3.0	—	3.0
Total current assets	593.0	3,193.5	336.4	(2,498.7)	1,624.2
Property, plant and equipment, net	29.3	356.7	105.5	—	491.5
Intangible assets, net	19.9	3,785.0	101.8	—	3,906.7
Goodwill	283.0	2,390.9	140.6	—	2,814.5
Other assets	103.6	58.4	1.9	—	163.9
Investments in subsidiaries	8,667.6	129.0	2.3	(8,798.9)	—
Total assets	$9,696.4	$9,913.5	$688.5	$(11,297.6)	$9,000.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$563.8	$—	$—	$—	$563.8
Accounts payable	27.9	42.6	10.0	—	80.5
Accrued expenses	153.0	79.6	44.4	(5.0)	272.0
Deferred revenue	93.3	8.0	31.0	—	132.3
Deferred income tax liabilities	59.3	—	—	(19.5)	39.8
Intercompany payables	2,418.1	—	64.4	(2,482.5)	—
Total current liabilities	3,315.4	130.2	149.8	(2,507.0)	1,088.4
Long-term debt, net of current portion	4,242.1	—	—	—	4,242.1
Deferred income tax liabilities	89.1	1,435.5	10.7	—	1,535.3
Deferred service obligations – long-term	11.3	3.5	12.9	(2.2)	25.5
Other long-term liabilities	97.0	37.6	33.4	—	168.0
Total stockholders’ equity	1,941.5	8,306.7	481.7	(8,788.4)	1,941.5
Total liabilities and stockholders’ equity	$9,696.4	$9,913.5	$688.5	$(11,297.6)	$9,000.8

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 27, 2014

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$500.4	$(52.7)	$60.7	$—	$508.4
INVESTING ACTIVITIES
Proceeds from sale of business, net	—	—	10.1	—	10.1
Purchase of property and equipment	(13.8)	(22.5)	(8.0)	—	(44.3)
Increase in equipment under customer usage agreements	(0.5)	(20.9)	(14.5)	—	(35.9)
Net sales of insurance contracts	13.8	—	—	—	13.8
Purchases of mutual funds	(29.7)	—	—	—	(29.7)
Sales of mutual funds	22.4	—	—	—	22.4
(Increase) decrease in other assets	(1.0)	(3.5)	1.1	—	(3.4)
Net cash used in investing activities	(8.8)	(46.9)	(11.3)	—	(67.0)
FINANCING ACTIVITIES
Repayment of long-term debt	(595.0)	—	—	—	(595.0)
Payment of debt issuance costs	(2.4)	—	—	—	(2.4)
Payment of deferred acquisition consideration	(5.0)	—	—	—	(5.0)
Net proceeds from issuance of common stock pursuant to employee stock plans	81.4	—	—	—	81.4
Excess tax benefit related to equity awards	5.7	—	—	—	5.7
Payment of minimum tax withholdings on net share settlement of equity awards	(9.8)	—	—	—	(9.8)
Net cash used in financing activities	(525.1)	—	—	—	(525.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.7)	—	(2.7)
Net (decrease) increase in cash and cash equivalents	(33.5)	(99.6)	46.7	—	(86.4)
Cash and cash equivalents, beginning of period	321.6	387.4	113.5	—	822.5
Cash and cash equivalents, end of period	$288.1	$287.8	$160.2	$—	$736.1

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 28, 2013

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$237.4	$205.0	$51.4	$—	$493.8
INVESTING ACTIVITIES
Acquisition of a business	(6.1)	—	(0.2)	—	(6.3)
Payment of additional acquisition consideration	(16.8)	—	—	—	(16.8)
Proceeds from sale of business, net of cash transferred	—	83.6	1.5	—	85.1
Purchase of property and equipment	(15.5)	(23.4)	(10.1)	—	(49.0)
Increase in equipment under customer usage agreements	(0.4)	(24.4)	(16.3)	—	(41.1)
Purchase of insurance contracts	(4.0)	—	—	—	(4.0)
Proceeds from sale of intellectual property	—	60.0	—	—	60.0
Purchase of cost-method investments	(3.5)	(0.2)	—	—	(3.7)
Sale of cost-method investments	2.1	—	—	—	2.1
Investment in subsidiaries	—	1.8	(1.8)	—	—
Increase in other assets	(2.0)	(4.2)	(1.3)	—	(7.5)
Net cash provided by (used in) investing activities	(46.2)	93.2	(28.2)	—	18.8
FINANCING ACTIVITIES
Repayment of long-term debt	(265.0)	—	—	—	(265.0)
Payment of debt issuance cost	(9.4)	—	—	—	(9.4)
Payment of contingent consideration	(43.0)	—	—	—	(43.0)
Payment of deferred acquisition consideration	(1.6)	—	—	—	(1.6)
Net proceeds from issuance of common stock pursuant to employee stock plans	75.1	—	—	—	75.1
Excess tax benefit related to equity awards	7.4	—	—	—	7.4
Payment of minimum tax withholdings on net share settlements of equity awards	(12.3)	—	—	—	(12.3)
Intercompany dividend	169.2	(175.0)	5.8	—	—
Net cash used in financing activities	(79.6)	(175.0)	5.8	—	(248.8)
Effect of exchange rate changes on cash and cash equivalents	—	(5.2)	3.5	—	(1.7)
Net increase in cash and cash equivalents	111.6	118.0	32.5	—	262.1
Cash and cash equivalents, beginning of period	210.0	269.4	81.0	—	560.4
Cash and cash equivalents, end of period	$321.6	$387.4	$113.5	$—	$822.5

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 29, 2012

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$236.1	$104.1	$30.0	$—	$370.2
INVESTING ACTIVITIES
Acquisition of a business, net	(3,972.0)	196.8	12.8	—	(3,762.4)
Payment of additional acquisition consideration	(8.9)	—	(0.9)	—	(9.8)
Proceeds from sale of intellectual property	—	12.5	—	—	12.5
Purchase of property and equipment	(13.2)	(12.4)	(7.5)	—	(33.1)
Increase in equipment under customer usage agreements	—	(30.7)	(14.9)	—	(45.6)
Acquisition of in-process research and development	(4.5)	—	—	—	(4.5)
Purchase of cost-method investments	—	(0.3)	—	—	(0.3)
Increase in other assets	(0.6)	(2.2)	(4.8)	—	(7.6)
Net cash provided by (used in) investing activities	(3,999.2)	163.7	(15.3)	—	(3,850.8)
FINANCING ACTIVITIES
Proceeds from long-term debt	3,476.3	—	—	—	3,476.3
Payment of debt issuance cost	(81.4)	—	—	—	(81.4)
Payment of contingent consideration	(51.7)	—	—	—	(51.7)
Payment of deferred acquisition consideration	(44.2)	—	—	—	(44.2)
Net proceeds from issuance of common stock pursuant to employee stock plans	28.6	—	—	—	28.6
Excess tax benefit related to equity awards	6.2	—	—	—	6.2
Payment of minimum tax withholdings on net share settlements of equity awards	(5.7)	—	—	—	(5.7)
Net cash used in financing activities	3,328.1	—	—	—	3,328.1
Effect of exchange rate changes on cash and cash equivalents	0.3	1.6	(1.3)	—	0.6
Net increase in cash and cash equivalents	(434.7)	269.4	13.4	—	(151.9)
Cash and cash equivalents, beginning of period	644.7	—	67.6	—	712.3
Cash and cash equivalents, end of period	$210.0	$269.4	$81.0	$—	$560.4

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

2.1	Agreement and Plan of Merger, dated April 29, 2012, by and among Hologic, Gold Acquisition Corp. and Gen-Probe Incorporated.	8-K	05/01/2012

3.1	Certificate of Incorporation of Hologic.	S-1	01/24/1990

3.2	Certificate of Amendment to Certificate of Incorporation of Hologic.	10-Q	03/30/1996

3.3	Certificate of Amendment to Certificate of Incorporation of Hologic.	10-K	09/24/2005

3.4	Certificate of Amendment to Certificate of Incorporation of Hologic.	8-K	10/22/2007

3.5	Certificate of Amendment to Certificate of Incorporation of Hologic.	8-K	03/11/2008

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock of Hologic.	8-K	11/21/2013

3.7	Certificate of Elimination of Series A Junior Participating Preferred Stock of Hologic.	8-K	06/25/2014

3.8	Fourth Amended and Restated By-laws, as amended of Hologic.	10-Q	12/28/2013

4.1	Specimen Certificate for Shares of Hologic’s Common Stock.	8-A	01/31/1990

4.2	Description of Capital Stock (Contained in Hologic’s Certificate of Incorporation, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 hereto).

4.3	Indenture, dated December 10, 2007, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	12/10/2007

4.4	Second Supplemental Indenture, dated November 23, 2010, by and between Wilmington Trust Company, as Trustee, and Hologic.	10-K	09/25/2010

4.5	Form of 2.00% Convertible Exchange Senior Note due 2037 (included in Exhibit 4.4).	10-K	09/25/2010

4.6	Third Supplemental Indenture, dated March 5, 2012, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	03/08/2012

4.7	Form of 2.00% Convertible Senior Note due 2042 (included in Exhibit 4.6).	8-K	03/08/2012

4.8	Fourth Supplemental Indenture, dated February 21, 2013, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	02/21/2013

4.9	Form of 2.00% Convertible Senior Note due 2043 (included in Exhibit 4.8).	8-K	02/21/2013

4.10	Indenture, dated August 1, 2012, by and among Wells Fargo Bank, National Association, as Trustee, Hologic and certain subsidiaries of Hologic party thereto.	8-K	08/01/2012

4.11	Form of 6.25% Senior Note due 2020 (included in Exhibit 4.10).	8-K	08/01/2012

10.1*	Second Amended and Restated 1999 Equity Incentive Plan.	10-Q	03/25/2006

10.2*	Amendment No. 1 to Second Amended and Restated 1999 Equity Incentive Plan.	S-8	10/23/2007

10.3*	Amendment No. 2 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	10/22/2007

10.4*	Amendment No. 3 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	12/12/2008

10.5*	2000 Acquisition Equity Incentive Plan.	10-K	09/29/2001

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.6*	Cytyc Corporation 2004 Omnibus Stock Plan	S-8	10/23/2007

10.7*	The 2003 Incentive Award Plan of Gen-Probe Incorporated as amended and restated.	S-8	08/02/2012

10.8*	Hologic Amended and Restated 2008 Equity Incentive Plan.	8-K	03/11/2013

10.9*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.10*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2015).	8-K	11/05/2014

10.11*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.12*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.13*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2015).	8-K	11/05/2014

10.14*	Form of Cumming Stock Option Award Agreement Under 2008 Equity Incentive Plan (fiscal 2013).	8-K	08/05/2013

10.15*	Form of Cumming Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (fiscal 2013).	8-K	08/05/2013

10.16*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (annual grant, adopted fiscal 2014).	10-K	09/28/2013

10.17*†	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (annual grant, adopted fiscal 2015).

10.18*	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (annual grant).	10-K	09/28/2013

10.19*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (initial grant, adopted fiscal 2014).	10-K	09/28/2013

10.20*†	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (initial grant, adopted fiscal 2015).

10.21*	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (initial grant).	10-K	09/28/2013

10.22*	Hologic 2012 Employee Stock Purchase Plan.	8-K	03/08/2012

10.23*	Hologic 2014 Short-Term Incentive Plan.	8-K	11/12/2013

10.24*	Hologic 2015 Short-Term Incentive Plan.	8-K	11/10/2014

10.25*	Amended and Restated Non-qualified Deferred Compensation Plan.	8-K	11/12/2013

10.26*	Rabbi Trust Agreement.	10-K	09/28/2013

10.27*	Form of Indemnification Agreement (as executed with each director of Hologic). #	8-K	03/06/2009

10.28*	Form of Senior Vice President Change of Control Agreement. #	10-Q	12/29/2012

10.29*	Form of Senior Executive Officer Change of Control Agreement. #	8-K	11/17/2009

10.30*	Form of Senior Vice President Severance Agreement. #	10-K	09/28/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.31*	Transition Agreement dated November 5, 2009, by and between John W. Cumming and Hologic.	8-K	11/09/2009

10.32*	Employment Letter dated July 18, 2013 by and between John W. Cumming and Hologic.	8-K	07/19/2013

10.33*	Separation Agreement and General Release of All Claims dated December 11, 2013 by and between John W. Cumming and Hologic.	10-Q	12/28/2013

10.34*	Severance and Change of Control Agreement dated March 5, 2013 by and between Mark J. Casey and Hologic.	8-K	03/11/2013

10.35*	Separation Agreement and General Release of All Claims dated November 10, 2014 by and between Mark J. Casey and Hologic.	8-K	11/10/2014

10.36*	Transition and Separation Agreement and General Release of All Claims dated July 18, 2013 by and between Robert A. Cascella and Hologic.	8-K	07/19/2013

10.37*	Separation and Release Agreement dated January 22, 2013 by and between Carl W. Hull and Hologic.	8-K	01/22/2013

10.38*	Consulting Agreement dated January 22, 2013 by and between Carl W. Hull and Hologic.	8-K	01/22/2013

10.39*	Employment Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic.	8-K	12/09/2013

10.40*	Form of Price Targets Performance Stock Unit Award Agreement.	8-K	12/09/2013

10.41*	Form of Matching Restricted Stock Unit Award Agreement.	8-K	12/09/2013

10.42*	Change of Control Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic.	8-K	12/09/2013

10.43*	Retention Agreement dated July 31, 2012 by and between Rohan F. Hastie and Hologic.	10-Q	12/28/2013

10.44*	Separation and Release Agreement dated September 2, 2014 by and between Rohan F. Hastie and Hologic.	8-K	09/08/2014

10.45*	Offer Letter dated March 9, 2014 by and between Eric B. Compton and Hologic.	8-K	03/14/2014

10.46*	Severance and Change of Control Agreement dated March 9, 2014 by and between Eric B. Compton and Hologic.	8-K	03/14/2014

10.47*	Transition Agreement dated March 13, 2014 by and between Glenn P. Muir and Hologic.	8-K	03/14/2014

10.48*	Transition and Severance Agreement dated May 1, 2014 by and between David P. Harding and Hologic.	10-Q	03/29/2014

10.49*	Settlement and Release Agreement dated May 1, 2014 by and between David P. Harding and Hologic.	10-Q	03/29/2014

10.50*	Offer Letter dated May 8, 2014 by and between Robert W. McMahon and Hologic.	8-K	05/13/2014

10.51*	Severance and Change of Control Agreement dated May 8, 2014 by and between Robert W. McMahon and Hologic.	8-K	05/13/2014

10.52*	Offer Letter dated May 4, 2014 by and between Peter J. Valenti and Hologic.	10-Q	06/28/2014

10.53*†	Senior Vice President Severance Agreement dated May 26, 2014 by and between Peter J. Valenti and Hologic.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.54*†	Offer Letter dated August 21, 2014 by and between Thomas A. West and Hologic.

10.55*†	Senior Vice President Severance Agreement dated October 3, 2014 by and between Thomas A. West and Hologic.

10.56*†	Letter of Intent dated February 27, 2014 and Terms and Conditions of Employment dated March 10, 2014 by and between Claus Egstrand and Hologic.

10.57*†	Severance and Change of Control Agreement dated September 18, 2014 by and between Claus Egstrand and Hologic.

10.58	Facility Lease (Danbury) dated December 30, 1995 by and among Melvin J. Powers and Mary P. Powers D/B/A M&N Realty and Lorad.	Trex Medical Corporation S-1	03/29/1996

10.59	Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated August 28, 2002.	10-K	09/28/2002

10.60	First Amendment to Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated October 29, 2007.	10-K	09/29/2007

10.61	Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership.	Cytyc Corporation 10-K	12/31/2003

10.62	Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated April 23, 2007.	10-K	09/29/2007

10.63	Lease Agreement by and between 445 Simarano Drive, Marlborough LLC and Cytyc dated July 11, 2006.	10-K	09/29/2007

10.64	Lease Guaranty dated October 22, 2007 between Bel Marlborough I LLC and Hologic, as guarantor thereunder.	8-K	10/22/2007

10.65	Form of Exchange Agreement.	8-K	02/15/2013

10.66
Credit and Guaranty Agreement, dated August 1, 2012, by and among Hologic, the guarantors party thereto, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and the lenders party thereto. ‡
		8-K/A	10/15/2012

10.67	Refinancing Amendment No. 1 dated March 20, 2013 by and among Hologic, the guarantors party thereto, Goldman Sachs Bank USA, and the lenders party thereto.	8-K	03/20/2013

10.68	Refinancing Amendment No. 2 dated August 2, 2013 by and among Hologic, the guarantors party thereto, Goldman Sachs Bank USA, and the lenders party thereto.	8-K	08/02/2013

10.69	Refinancing Amendment No. 3 dated February 26, 2014 by and among Hologic, the guarantors party thereto, Goldman Sachs Bank USA, and the lenders party thereto.	8-K	02/26/2014

10.70	Pledge and Security Agreement, dated August 1, 2012, by and among the grantors party thereto and Goldman Sachs Bank USA, as Collateral Agent.	8-K/A	10/15/2012

10.71	Restated Agreement dated July 24, 2009 by and between Gen-Probe Incorporated and Novartis Vaccines and Diagnostics, Inc. ‡	Gen-Probe 10-Q/A	09/30/2009

10.72	First Amendment to Restated Agreement dated November 8, 2013 by and between Gen-Probe Incorporated and Novartis Vaccines and Diagnostics, Inc.	10-K	09/28/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.73	Supply Agreement for Panther Instrument System effective November 22, 2006 between Gen-Probe Incorporated and STRATEC Biomedical Systems AG. ‡	Gen-Probe 10-Q	09/30/2007

10.74
Nomination and Standstill Agreement dated December 8, 2013 by and among Hologic, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Partners LP, Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, Icahn Enterprises G.P. Inc., Beckton Corp., High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Carl C. Icahn, Jonathan Christodoro and Samuel Merksamer.
		8-K	12/09/2013

10.75
Confidentiality Agreement dated December 8, 2013 by and among Hologic, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Partners LP, Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, Icahn Enterprises G.P. Inc., Beckton Corp., High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Carl C. Icahn, Jonathan Christodoro and Samuel Merksamer.
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
______________
*    Indicates management contract or compensatory plan, contract or arrangement.
†    Filed herewith.
***    Furnished herewith.
#    List of officers or directors, as applicable, to whom provided filed herewith.
‡    Confidential treatment has been granted with respect to certain portions of this exhibit. A complete version of this exhibit has been filed separately with the U.S. Securities and Exchange Commission.