Form 10-Q
period 2014-12-27
HOLOGIC INC
filed 2015-01-29
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2014
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
As of January 23, 2015, 279,950,539 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended
	December 27, 2014	December 28, 2013
Revenues:
Product	$546.6	$512.4
Service and other	106.2	100.1
	652.8	612.5
Costs of revenues:
Product	186.7	176.9
Amortization of intangible assets	73.9	76.7
Service and other	53.6	53.3
Gross Profit	338.6	305.6
Operating expenses:
Research and development	52.0	48.7
Selling and marketing	86.0	83.3
General and administrative	61.3	67.8
Amortization of intangible assets	27.8	26.2
Restructuring and divestiture charges	8.0	18.3
	235.1	244.3
Income from operations	103.5	61.3
Interest income	0.4	0.3
Interest expense	(52.5)	(61.3)
Debt extinguishment loss	(6.7)	(2.9)
Other (expense) income, net	(0.6)	1.2
Income (loss) before income taxes	44.1	(1.4)
Provision for income taxes	14.9	3.9
Net income (loss)	$29.2	$(5.3)
Net income (loss) per common share:
Basic	$0.10	$(0.02)
Diluted	$0.10	$(0.02)
Weighted average number of shares outstanding:
Basic	278,671	272,708
Diluted	283,176	272,708

See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended
	December 27, 2014	December 28, 2013
Net income (loss)	$29.2	$(5.3)
Changes in foreign currency translation adjustment	(9.0)	(1.2)
Changes in unrealized holding gains and losses on available-for-sale securities	5.1	(1.2)
Changes in pension plans, net of taxes of $0.2 in fiscal 2014	0.1	(0.6)
Other comprehensive loss	(3.8)	(3.0)
Comprehensive income (loss)	$25.4	$(8.3)
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	December 27, 2014	September 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$544.0	$736.1
Restricted cash	5.1	5.5
Accounts receivable, less reserves of $11.9 and $12.0, respectively	400.5	396.0
Inventories	310.3	330.6
Deferred income tax assets	39.0	39.4
Prepaid income taxes	—	22.4
Prepaid expenses and other current assets	37.7	35.8
Total current assets	1,336.6	1,565.8
Property, plant and equipment, net	458.2	461.9
Intangible assets, net	3,332.1	3,433.6
Goodwill	2,809.9	2,810.8
Other assets	141.3	142.6
Total assets	$8,078.1	$8,414.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$139.4	$114.5
Accounts payable	67.0	92.1
Accrued expenses	253.0	262.1
Deferred revenue	148.4	150.9
Total current liabilities	607.8	619.6
Long-term debt, net of current portion	3,815.4	4,153.2
Deferred income tax liabilities	1,345.7	1,375.4
Deferred service obligations – long-term	19.8	20.1
Other long-term liabilities	187.0	183.4
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 279,466 and 277,972 shares issued, respectively	2.8	2.8
Additional paid-in-capital	5,672.1	5,658.2
Accumulated deficit	(3,571.3)	(3,600.6)
Accumulated other comprehensive income (loss)	(1.2)	2.6
Total stockholders’ equity	2,102.4	2,063.0
Total liabilities and stockholders’ equity	$8,078.1	$8,414.7
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	December 27, 2014	December 28, 2013
OPERATING ACTIVITIES
Net income (loss)	$29.2	$(5.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	20.3	24.9
Amortization	101.7	102.9
Non-cash interest expense	16.7	19.7
Stock-based compensation expense	12.1	13.7
Excess tax benefit related to equity awards	(3.0)	(3.0)
Deferred income taxes	(30.5)	(125.1)
Asset impairment charges	—	3.1
Debt extinguishment loss	6.7	2.9
Loss on disposal of property and equipment	1.7	1.4
Other	1.2	(0.9)
Changes in operating assets and liabilities:
Accounts receivable	(9.7)	15.6
Inventories	18.7	(14.1)
Prepaid income taxes	22.4	44.7
Prepaid expenses and other assets	(3.0)	2.1
Accounts payable	(24.8)	10.4
Accrued expenses and other liabilities	(5.0)	53.7
Deferred revenue	(1.2)	2.6
Net cash provided by operating activities	153.5	149.3
INVESTING ACTIVITIES
Net proceeds from sale of business	—	2.4
Purchase of property and equipment	(10.8)	(8.4)
Increase in equipment under customer usage agreements	(10.3)	(8.0)
Net (purchases) sales of insurance contracts	(6.4)	13.8
Purchases of mutual funds	—	(29.7)
Sales of mutual funds	6.4	15.9
Increase in other assets	(0.9)	(0.4)
Net cash used in investing activities	(22.0)	(14.4)
FINANCING ACTIVITIES
Repayment of long-term debt	(328.8)	(521.3)
Net proceeds from issuance of common stock pursuant to employee stock plans	15.2	12.9
Excess tax benefit related to equity awards	3.0	3.0
Payment of minimum tax withholdings on net share settlements of equity awards	(10.6)	(9.1)
Net cash used in financing activities	(321.2)	(514.5)
Effect of exchange rate changes on cash and cash equivalents	(2.4)	(0.4)
Net decrease in cash and cash equivalents	(192.1)	(380.0)
Cash and cash equivalents, beginning of period	736.1	822.5
Cash and cash equivalents, end of period	$544.0	$442.5
See accompanying notes.

HOLOGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(all tabular amounts in millions, except number of shares, which are reflected in thousands, and per share data)
(1) Basis of Presentation
The consolidated financial statements of Hologic, Inc. (“Hologic” or the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended September 27, 2014 included in the Company’s Form 10-K filed with the SEC on November 20, 2014. In the opinion of management, the financial statements and notes contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three months ended December 27, 2014 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 26, 2015.
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three months ended December 27, 2014.
(2) Fair Value Measurements
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company has investments in publicly-traded companies and mutual funds, both of which are valued using quoted market prices, representing Level 1 assets. The Company has a payment obligation to the participants under its Nonqualified Deferred Compensation Plan (“DCP”). This liability is recorded at fair value based on the underlying value of certain hypothetical investments under the DCP as designated by each participant for their benefit. Since the value of the DCP obligation is based on market prices, the liability is classified within Level 1.

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at December 27, 2014:

		Fair Value at Reporting Date Using
	Balance as of December 27, 2014	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Equity securities	$29.5	$29.5	$—	$—
Mutual funds	9.4	9.4	—	—
Total	$38.9	$38.9	$—	$—
Liabilities:
Deferred compensation liabilities	$37.1	$37.1	$—	$—
Total	$37.1	$37.1	$—	$—
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of cost-method equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill.
In the first quarter of fiscal 2014, the Company recorded a $3.1 million impairment charge to record certain of its buildings at fair value related to the Hitec-Imaging organic photoconductor manufacturing line shutdown (see Note 3). The Company believes this adjustment falls within Level 3 of the fair value hierarchy.
The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $5.2 million at each of December 27, 2014 and September 27, 2014, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost, less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical. In the first quarter of fiscal 2014, the Company recorded an other-than-temporary impairment charge of $0.7 million related to one of its cost-method equity investments.
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
Amounts outstanding under the Company’s Credit Agreement of $1.72 billion aggregate principal as of December 27, 2014 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s Senior Notes had a fair value of approximately $1.04 billion as of December 27, 2014 based on their trading price, representing a Level 1 measurement. The fair value of the Company’s Convertible Notes is based on the trading prices of the respective notes and represents a Level 1 measurement. Refer to Note 4 for the carrying amounts of the various components of the Company’s debt.

The estimated fair values of the Company’s Convertible Notes at December 27, 2014 were as follows:

2010 Notes	$566.9
2012 Notes	555.6
2013 Notes	408.3
$1,530.8

(3) Restructuring and Divestiture Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. In addition, it is continually assessing its management structure. As a result of these assessments, the Company has undertaken various restructuring actions, which are described below. The following table displays charges taken in fiscal 2015 and 2014 related to these actions and a rollforward of the accrued balances from September 27, 2014 to December 27, 2014:

	Consolidation of Diagnostics Operations	Fiscal 2015 Actions	Fiscal 2014 Actions	Other Operating Cost Reductions	Total
Fiscal 2014 charges:
Workforce reductions	$2.9	$—	$29.5	$9.8	$42.2
Non-cash impairment charge	—	—	—	3.1	$3.1
Facility closure costs	—	—	—	0.6	0.6
Other	0.1	—	—	0.2	0.3
Fiscal 2014 restructuring charges	$3.0	$—	$29.5	$13.7	$46.2
Divestiture net charges					5.5
Fiscal 2014 restructuring and divestiture charges					$51.7
Fiscal 2015 charges:
Workforce reductions	$0.1	$2.5	$4.5	$0.2	$7.3
Facility closure costs	0.4	—	0.2	0.1	0.7
Fiscal 2015 restructuring and divestiture charges	$0.5	$2.5	$4.7	$0.3	$8.0

	Consolidation of Diagnostics Operations	Fiscal 2015 Actions	Fiscal 2014 Actions	Other Operating Cost Reductions	Total
Rollforward of Accrued Restructuring
Balance as of September 27, 2014	$3.0	$—	$12.0	$1.9	$16.9

Fiscal 2015 restructuring charges	0.5	2.5	4.7	0.3	8.0
Stock-based compensation	—	(0.1)	—	—	(0.1)
Severance payments	(2.4)	(0.4)	(6.5)	(0.7)	(10.0)
Other payments	(0.4)	—	(0.4)	(0.2)	(1.0)
Balance as of December 27, 2014	$0.7	$2.0	$9.8	$1.3	$13.8

Consolidation of Diagnostics Operations
In connection with its acquisition of Gen-Probe Incorporated (“Gen-Probe”) in August 2012, the Company implemented restructuring actions to consolidate its Diagnostics operations, including streamlining product development initiatives, reducing overlapping functional areas in sales, marketing and general and administrative functions, and consolidating manufacturing resources, field services and support. As a result, the Company terminated certain employees from Gen-Probe and its legacy diagnostics business in research and development, sales, marketing, and general and administrative functions. The Company also decided to move its legacy molecular diagnostics operations from Madison, Wisconsin to Gen-Probe’s facilities in San Diego, California. This transfer was completed at the end of fiscal 2014 and, as a result, many of the employees in Madison were terminated. The Company recorded severance and benefit charges pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420), beginning in fiscal 2012 and through fiscal 2015. The Company recorded $3.0 million for severance and benefits in fiscal 2014. The Company recorded $0.5 million for facility closure costs and severance and benefits in the first quarter of fiscal 2015, and $0.8 million for severance and benefits in the first quarter of fiscal 2014.
Fiscal 2015 Actions
In the first quarter of fiscal 2015, the Company continued to make executive management changes resulting in the termination of certain executives and employees on a worldwide basis. In addition, the Company continued to consolidate and close certain international offices. Severance and benefit charges under these actions have been recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 720), and ASC 420 depending on the circumstances, and the Company recorded severance and benefit charges of $2.5 million in the first quarter of fiscal 2015. Included in the charge is $0.1 million of stock-based compensation for the acceleration of certain equity awards pursuant to their original terms.
Fiscal 2014 Actions
During the first quarter of fiscal 2014, the Company implemented a cost reduction initiative comprised of reducing headcount and evaluating research projects and operating costs. In connection with this plan, the Company terminated certain employees on a worldwide basis. The Company recorded the severance and benefit charges pursuant to ASC 420 and ASC 712, depending on the circumstances. The Company recorded $6.3 million of severance and benefit charges in the first quarter of fiscal 2014, which included $0.4 million of stock-based compensation.
On December 6, 2013, Stephen P. MacMillan was appointed as President, Chief Executive Officer and a director of the Company. The employment of John W. Cumming, the Company’s prior President and Chief Executive Officer, terminated upon Mr. MacMillan’s appointment. The Company provided separation benefits to Mr. Cumming pursuant to his employment letter dated July 18, 2013 resulting in a charge of $6.6 million in the first quarter of fiscal 2014, which included $4.4 million of stock-based compensation related to the acceleration of all of Mr. Cumming’s outstanding equity awards in accordance with the existing terms of Mr. Cumming’s stock-based payment arrangements.
In the second, third, and fourth quarters of fiscal 2014, the Company continued to make executive management changes and implemented additional cost reduction initiatives resulting in the termination of certain executives and employees on a worldwide basis. In addition, in the fourth quarter of fiscal 2014 the Company decided to consolidate and close certain international offices. Severance and benefit charges under these actions have been recorded pursuant to ASC 420 and ASC 712 depending on the circumstances, and the Company recorded severance and benefit charges of $16.6 million in fiscal 2014. Included in the charge is $1.8 million of stock-based compensation for the modification of the terms of equity awards to certain employees. The Company recorded $4.5 million for severance and benefits and $0.2 million for facility closure costs in the first quarter of fiscal 2015 related to this action. Since a portion of the charges are pursuant to ASC 420, the Company expects to incur approximately $1.8 million of additional charges in the remainder of fiscal 2015 as the severance benefits are recorded ratably over the required service period. Charges related to lease obligations will be recorded upon either the cease-use date or execution of a termination contract.
Other Operating Cost Reductions:
Hitec-Imaging Organic Photoconductor Manufacturing Line Shut-down
In the fourth quarter of fiscal 2013, in connection with the Company’s cost reduction initiatives, the Company decided to shut-down its Hitec-Imaging organic photoconductor manufacturing line located in Germany. This production line is included within the Breast Health segment. As a result, the Company terminated certain employees, primarily in manufacturing, in fiscal 2014. During the first quarter of fiscal 2014, the Company completed its negotiations with the local Works Council to determine severance benefits for the approximately 95 affected employees. The Company recorded severance and benefit charges pursuant to ASC 420 and estimates the total severance and related charges related to this action will be approximately

$9.5 million. The Company began notifying the affected employees in the second quarter of fiscal 2014, and as such no charges were recorded in the first quarter of fiscal 2014. The Company recorded charges of $8.7 million in fiscal 2014 in connection with terminating these employees. In the first quarter of fiscal 2015, the Company recorded $0.3 million for severance and benefits and facility closure costs. The Company also recorded an impairment charge of $3.1 million in the first quarter of fiscal 2014 to record certain buildings at this location to their estimated fair value.
Divestitures
In the fourth quarter of fiscal 2014, the Company completed the sale of its MRI breast coils product line and recorded a loss on disposal of $5.3 million. The Company is providing certain transition services, including the manufacturing and sale of inventory to the buyer, over a six-month period through March 2015.

(4) Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	December 27, 2014	September 27, 2014
Current debt obligations, net of debt discount:
Term Loan A	$124.5	$99.6
Term Loan B	14.9	14.9
Total current debt obligations	139.4	114.5
Long-term debt obligations, net of debt discount:
Term Loan A	747.1	796.7
Term Loan B	820.0	1,120.9
Senior Notes	1,000.0	1,000.0
Convertible Notes	1,248.3	1,235.6
Total long-term debt obligations	3,815.4	4,153.2
Total debt obligations	$3,954.8	$4,267.7
Credit Agreement
On December 24, 2014, the Company voluntarily pre-paid $300.0 million of its Term Loan B facility. Pursuant to ASC 470, Debt (ASC 470), the Company recorded a debt extinguishment loss of $6.7 million in the first quarter of fiscal 2015 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to this voluntary prepayment.
On October 31, 2013, the Company voluntarily pre-paid $100.0 million of its Term Loan B facility, which was reflected in current debt obligations as of September 28, 2013. Pursuant to ASC 470, the Company recorded a debt extinguishment loss of $2.9 million in the first quarter of fiscal 2014 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to this voluntary prepayment.

Borrowings outstanding under the Credit Agreement for the three months ended December 27, 2014 and December 28, 2013 had weighted-average interest rates of 2.77% and 3.06%, respectively. The interest rates on the outstanding Term Loan A and Term Loan B borrowings at December 27, 2014 were 2.16% and 3.25%, respectively. Interest expense under the Credit Agreement totaled $17.6 million and $20.4 million for the three months ended December 27, 2014 and December 28, 2013, respectively, which includes non-cash interest expense of $3.1 million and $3.3 million related to the amortization of the deferred issuance costs and accretion of the debt discount, respectively.

The credit facilities contain two financial ratio covenants measured as of the last day of each fiscal quarter: a total net leverage ratio and an interest coverage ratio. As of December 27, 2014, the Company was in compliance with these covenants.
Senior Notes
The Company’s 6.25% senior notes due 2020 (the “Senior Notes”) mature on August 1, 2020 and bear interest at the rate of 6.25% per year, payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2013. The Company recorded interest expense of $16.0 million in the three month periods ended December 27, 2014 and December 28,

2013, which includes non-cash interest expense of $0.4 million in the three month periods ended December 27, 2014 and December 28, 2013 related to the amortization of the deferred issuance costs.
Convertible Notes
Interest expense under the Convertible Notes is as follows:

	Three Months Ended
	December 27, 2014	December 28, 2013
Amortization of debt discount	$8.8	$11.5
Amortization of deferred financing costs	0.4	0.7
Principal accretion	3.9	3.8
Non-cash interest expense	13.1	16.0
2.00% accrued interest (cash)	4.8	8.1
	$17.9	$24.1
(5) Commitments and Contingencies

Litigation and Related Matters
On June 9, 2010, Smith & Nephew, Inc. ("Smith & Nephew") filed suit against Interlace Medical, Inc. ("Interlace"), which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. The complaint alleged that the Interlace MyoSure hysteroscopic tissue removal device infringed U.S. patent 7,226,459. On November 22, 2011, Smith & Nephew filed suit against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that use of the MyoSure hysteroscopic tissue removal system infringed U.S. patent 8,061,359. Both complaints sought permanent injunctive relief and unspecified damages. On September 4, 2012, following a two week trial, the jury returned a verdict of infringement of both the ‘459 and ‘359 patents and assessed damages of $4.0 million. A bench trial regarding the Company’s assertion of inequitable conduct on the part of Smith & Nephew with regard to the ‘359 patent was held on December 9, 2012 and oral arguments on the issue of inequitable conduct were presented on February 27, 2013. On June 27, 2013, the Court denied the Company’s motions related to inequitable conduct and allowed Smith & Nephew’s request for injunction, but ordered that enforcement of the injunction be stayed until final resolution, including appeal, of the current re-examinations of both patents at the United States Patent and Trademark Office (“USPTO”). The Court also rejected the jury’s damage award and ordered the parties to identify a mechanism for resolving the damages issue. On September 12, 2013, a status conference was held, and the Court invited the parties to submit briefs on the relevance of recent activity in the re-examinations at the USPTO. A hearing on this topic was held on October 29, 2013, and the parties are awaiting the Court’s ruling. The Company intends to file post-trial motions seeking to reverse the jury’s verdict. On January 14, 2014, the USPTO issued a final decision that the claims of the ‘459 patent asserted as part of the litigation are not patentable. On February 13, 2014, Smith & Nephew appealed this decision to the U.S. Patent Trial and Appeal Board. The re-examination of the ‘359 patent is on-going. It is expected that patentability decisions made by the USPTO for both patents will proceed to appeal. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.
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

On October 29, 2013, the Interlace stockholder representatives filed a complaint in the Delaware Court of Chancery alleging breach of contract for issues related to the payment of contingent consideration under the Interlace acquisition agreement, and sought $14.7 million in additional payments. On October 20, 2014, a trial was held in Delaware. The parties executed a settlement agreement in January 2015 for an amount less than that sought. The Company had accrued certain amounts to settle this litigation as of September 27, 2014 and the effect of this settlement was not material to the Company's financial statements.
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
(6) Marketable Securities
The following reconciles the cost basis to the fair market value of the Company’s equity securities that are classified as available-for-sale:

Period Ended:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 27, 2014	$15.5	$19.7	$(5.7)	$29.5
September 27, 2014	$15.5	$10.2	$(1.3)	$24.4
(7) Net Income (Loss) Per Share
A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended
	December 27, 2014	December 28, 2013
Basic weighted average common shares outstanding	278,671	272,708
Weighted average common stock equivalents from assumed exercise of stock options and stock units	2,464	—
Incremental shares from assumed conversion of the Convertible Notes premium	2,041	—
Diluted weighted average common shares outstanding	283,176	272,708
Weighted-average anti-dilutive shares related to:
Outstanding stock options	3,782	7,199
Stock units	140	950
The Company has outstanding Convertible Notes, and the principal balance and any conversion premium may be satisfied, at the Company’s option, by issuing shares of common stock, cash or a combination of shares and cash. The Company's policy is that it will settle the principal balance of the Convertible Notes in cash. As such, the Company applies the treasury stock method to these securities and the dilution related to the conversion premium of the 2010 Notes is included in the calculation of diluted weighted-average shares outstanding for the three months ended December 27, 2014 as the average stock price during the quarter was greater than the conversion price of the 2010 Notes.

(8) Stock-Based Compensation
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Operations:

	Three Months Ended
	December 27, 2014	December 28, 2013
Cost of revenues	$2.0	$1.5
Research and development	1.9	1.9
Selling and marketing	2.0	1.7
General and administrative	6.1	3.8
Restructuring and divestiture	0.1	4.8
	$12.1	$13.7
The Company granted approximately 1.0 million and 2.0 million stock options during the three months ended December 27, 2014 and December 28, 2013, respectively, with weighted-average exercise prices of $26.12 and $21.82, respectively. There were 9.2 million options outstanding at December 27, 2014 with a weighted-average exercise price of $21.34.
The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended
	December 27, 2014	December 28, 2013
Risk-free interest rate	1.7%	1.2%
Expected volatility	38.6%	41.4%
Expected life (in years)	5.3	4.4
Dividend yield	—	—
Weighted average fair value of options granted	$9.44	$7.64
The Company granted approximately 1.3 million and 2.0 million restricted stock units (RSUs) during the three months ended December 27, 2014 and December 28, 2013, respectively, with weighted-average grant date fair values of $26.17 and $21.51, respectively. As of December 27, 2014, there were 4.0 million unvested RSUs outstanding with a weighted-average grant date fair value of $22.95. In addition, consistent with the Company's annual grant in fiscal 2014, the Company granted approximately 0.3 million performance stock units (PSUs) in the first quarter of fiscal 2015 to members of its senior management team, which have a weighted-average grant date fair value of $26.21. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company is recognizing compensation expense ratably over the required service period based on its estimate that it is probable the targeted number of shares will vest. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.
At December 27, 2014, there was $29.4 million and $90.5 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs and PSUs), respectively, to be recognized over a weighted-average period of 3.7 years and 3.0 years, respectively.

(9) Other Balance Sheet Information

	December 27, 2014	September 27, 2014
Inventories
Raw materials	$112.0	$115.6
Work-in-process	53.0	57.1
Finished goods	145.3	157.9
	$310.3	$330.6

Property, plant and equipment
Equipment and software	$345.4	$342.5
Equipment under customer usage agreements	288.6	285.2
Building and improvements	179.5	176.9
Leasehold improvements	59.7	63.2
Land	51.5	51.6
Furniture and fixtures	16.4	16.3
	941.1	935.7
Less – accumulated depreciation and amortization	(482.9)	(473.8)
	$458.2	$461.9
(10) Business Segments and Geographic Information
The Company has four reportable segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. Certain reportable segments represent an aggregation of operating units within each segment. The Company measures and evaluates its reportable segments based on segment revenues and operating income adjusted to exclude the effect of non-cash charges, such as intangible asset amortization expense, intangible asset and goodwill impairment charges, acquisition related fair value adjustments and integration expenses, restructuring and divestiture charges and other one-time or unusual items.

Identifiable assets for the four principal operating segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues during the three months ended December 27, 2014 and December 28, 2013. Segment information is as follows:

	Three Months Ended
	December 27, 2014	December 28, 2013
Total revenues:
Diagnostics	$304.1	$285.7
Breast Health	242.0	226.5
GYN Surgical	84.4	78.9
Skeletal Health	22.3	21.4
	$652.8	$612.5
Operating income:
Diagnostics	$28.2	$4.8
Breast Health	60.6	43.8
GYN Surgical	13.1	11.1
Skeletal Health	1.6	1.6
	$103.5	$61.3
Depreciation and amortization:
Diagnostics	$88.6	$92.2
Breast Health	7.6	9.4
GYN Surgical	25.6	26.0
Skeletal Health	0.2	0.2
	$122.0	$127.8
Capital expenditures:
Diagnostics	$14.8	$10.3
Breast Health	2.6	1.8
GYN Surgical	2.0	1.8
Skeletal Health	0.2	0.1
Corporate	1.5	2.4
	$21.1	$16.4

	December 27, 2014	September 27, 2014
Identifiable assets:
Diagnostics	$4,294.5	$4,383.5
Breast Health	847.3	859.8
GYN Surgical	1,726.8	1,748.2
Skeletal Health	25.1	26.1
Corporate	1,184.4	1,397.1
	$8,078.1	$8,414.7
The Company had no customers with balances greater than 10% of accounts receivable as of December 27, 2014 or September 27, 2014, or any customer that represented greater than 10% of consolidated revenues during the three months ended December 27, 2014 and December 28, 2013.

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
Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended
	December 27, 2014	December 28, 2013
United States	74%	75%
Europe	13%	14%
Asia-Pacific	9%	7%
All others	4%	4%
	100%	100%
(11) Income Taxes
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
The Company’s effective tax rate for the three month period ended December 27, 2014 was 33.8% compared to a provision of 277.1% on a pre-tax loss for the corresponding period in the prior year. For the current three month period, the effective tax rate differed from the statutory rate primarily due to the domestic production activities deduction. For the three months ended December 28, 2013, the tax rate was higher than the statutory rate primarily due to unbenefited foreign losses.

(12) Intangible Assets
Intangible assets consisted of the following:

Description	As of December 27, 2014		As of September 27, 2014
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology	$3,965.2	$1,464.2	$3,951.1	$1,390.5
In-process research and development	3.7	—	17.9	—
Customer relationships and contracts	1,102.3	405.7	1,102.4	384.7
Trade names	236.4	111.8	236.5	105.3
Patents	14.6	9.0	14.5	8.9
Business licenses	2.6	2.0	2.6	2.0
	$5,324.8	$1,992.7	$5,325.0	$1,891.4
During the first quarter of fiscal 2015, the Company received regulatory approval for one of its in-process research and development projects acquired in the Gen-Probe acquisition and reclassified this asset of $14.2 million to developed technology.

The estimated remaining amortization expense as of December 27, 2014 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2015	$302.6
Fiscal 2016	$375.9
Fiscal 2017	$366.8
Fiscal 2018	$356.3
Fiscal 2019	$344.4
(13) Product Warranties
Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Three Months Ended:
December 27, 2014	$6.3	$1.5	$(1.8)	$6.0
December 28, 2013	$9.3	$2.0	$(2.4)	$8.9

(14) New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and earlier application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company's consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 660), which provides guidance for revenue recognition. This ASU is applicable to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition , and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to receive in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current U.S. GAAP. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  ASU 2014-09 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, which is fiscal 2018 for the Company. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial position and results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. ASU 2013-11 amends the presentation requirements of ASC 740 and requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2013, which is fiscal 2015 for the Company. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The adoption of ASU 2013-11 did not have a material impact on the Company's consolidated financial position or results of operations.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income. The ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2013, which is fiscal 2015 for the Company. The adoption of ASU 2013-05 did not have a material impact on the Company's consolidated financial position or results of operations.

(15) Supplemental Guarantor Condensed Consolidating Financials
The Company’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by Hologic, Inc. (“Parent/Issuer”) and certain of its domestic subsidiaries, which are 100% owned by Hologic, Inc. The following represents the supplemental condensed financial information of Hologic, Inc. and its guarantor and non-guarantor subsidiaries, as of December 27, 2014 and September 27, 2014 and for the three months ended December 27, 2014 and December 28, 2013, as applicable.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended December 27, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product	$131.6	$425.8	$120.0	$(130.8)	$546.6
Service and other	91.0	15.6	12.1	(12.5)	106.2
	222.6	441.4	132.1	(143.3)	652.8
Costs of revenues:
Product	58.3	170.9	88.3	(130.8)	186.7
Amortization of intangible assets	1.6	72.2	0.1	—	73.9
Service and other	35.2	16.1	14.8	(12.5)	53.6
Gross Profit	127.5	182.2	28.9	—	338.6
Operating expenses:
Research and development	8.4	42.0	1.6	—	52.0
Selling and marketing	24.4	40.5	21.1	—	86.0
General and administrative	17.4	35.2	8.7	—	61.3
Amortization of intangible assets	0.6	26.2	1.0	—	27.8
Restructuring and divestiture charges	1.8	0.5	5.7	—	8.0
	52.6	144.4	38.1	—	235.1
Income (loss) from operations	74.9	37.8	(9.2)	—	103.5
Interest income	(0.7)	1.1	0.2	(0.2)	0.4
Interest expense	(51.8)	(0.3)	(0.6)	0.2	(52.5)
Debt extinguishment loss	(6.7)	—	—	—	(6.7)
Other (expense) income, net	50.7	(51.3)	0.1	(0.1)	(0.6)
Income (loss) before income taxes	66.4	(12.7)	(9.5)	(0.1)	44.1
Provision for income taxes	1.4	12.3	1.2	—	14.9
Equity in earnings (losses) of subsidiaries	(35.8)	2.0	—	33.8	—
Net income (loss)	$29.2	$(23.0)	$(10.7)	$33.7	$29.2

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended December 28, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product	$105.5	$381.5	$126.4	$(101.0)	$512.4
Service and other	85.9	15.9	11.8	(13.5)	100.1
	191.4	397.4	138.2	(114.5)	612.5
Costs of revenues:
Product	52.9	138.8	86.3	(101.1)	176.9
Amortization of intangible assets	1.4	74.1	1.2	—	76.7
Service and other	42.3	7.6	16.8	(13.4)	53.3
Gross profit	94.8	176.9	33.9	—	305.6
Operating expenses:
Research and development	7.5	38.9	2.3	—	48.7
Selling and marketing	17.9	42.8	22.6	—	83.3
General and administrative	14.7	41.5	11.6	—	67.8
Amortization of intangible assets	0.8	24.1	1.3	—	26.2
Restructuring and divestiture charges	5.0	9.7	3.6	—	18.3
	45.9	157.0	41.4	—	244.3
Income from operations	48.9	19.9	(7.5)	—	61.3
Interest income	0.1	0.3	0.1	(0.2)	0.3
Interest expense	(60.7)	(0.3)	(0.5)	0.2	(61.3)
Debt extinguishment loss	(2.9)	—	—	—	(2.9)
Other (expense) income, net	9.6	(9.3)	0.9	—	1.2
(Loss) income before income taxes	(5.0)	10.6	(7.0)	—	(1.4)
Provision (benefit) for income taxes	(0.1)	1.6	2.4	—	3.9
Equity in earnings (losses) of subsidiaries	(0.4)	10.1	—	(9.7)	—
Net income (loss)	$(5.3)	$19.1	$(9.4)	$(9.7)	$(5.3)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 27, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$29.2	$(23.0)	$(10.7)	$33.7	$29.2
Changes in foreign currency translation adjustment	—	(0.3)	(8.7)	—	(9.0)
Changes in unrealized holding gain on available-for-sale securities	—	5.1	—	—	5.1
Changes in pension plans, net of taxes	—	—	0.1	—	0.1
Comprehensive income (loss)	$29.2	$(18.2)	$(19.3)	$33.7	$25.4

For the Three Months Ended December 28, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(5.3)	$19.1	$(9.4)	$(9.7)	$(5.3)
Changes in foreign currency translation adjustment	—	0.1	(1.3)	—	(1.2)
Changes in unrealized holding loss on available-for-sale securities	—	(1.2)	—	—	(1.2)
Changes in pension plans, net of taxes	—	—	(0.6)	—	(0.6)
Comprehensive income (loss)	$(5.3)	$18.0	$(11.3)	$(9.7)	$(8.3)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 27, 2014

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$150.6	$249.4	$144.0	$—	$544.0
Restricted cash	—	—	5.1	—	5.1
Accounts receivable, net	116.2	198.2	86.1	—	400.5
Inventories	88.0	174.6	47.7	—	310.3
Deferred income tax assets	26.3	11.7	1.0	—	39.0
Prepaid income taxes	—	3.1	—	(3.1)	—
Prepaid expenses and other current assets	18.5	10.0	9.2	—	37.7
Intercompany receivables	—	2,787.9	19.0	(2,806.9)	—
Total current assets	399.6	3,434.9	312.1	(2,810.0)	1,336.6
Property, plant and equipment, net	27.8	337.7	92.7	—	458.2
Intangible assets, net	23.6	3,279.0	40.1	(10.6)	3,332.1
Goodwill	327.8	2,390.8	91.3	—	2,809.9
Other assets	82.7	57.3	1.3	—	141.3
Long term intercompany receivables	—	—	13.0	(13.0)	—
Investment in subsidiaries	8,490.0	216.6	—	(8,706.6)	—
Total assets	$9,351.5	$9,716.3	$550.5	$(11,540.2)	$8,078.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$139.4	$—	$—	$—	$139.4
Accounts payable	26.9	32.7	7.4	—	67.0
Accrued expenses	156.3	48.4	51.4	(3.1)	253.0
Deferred revenue	111.0	8.3	29.1	—	148.4
Intercompany payables	2,763.9	—	43.2	(2,807.1)	—
Total current liabilities	3,197.5	89.4	131.1	(2,810.2)	607.8
Long-term debt, net of current portion	3,815.4	—	—	—	3,815.4
Deferred income tax liabilities	97.3	1,244.4	4.0	—	1,345.7
Deferred service obligations – long-term	8.6	3.9	7.3	—	19.8
Long-term intercompany payables	13.0	—	—	(13.0)	—
Other long-term liabilities	117.3	33.0	36.7	—	187.0
Total stockholders’ equity	2,102.4	8,345.6	371.4	(8,717.0)	2,102.4
Total liabilities and stockholders’ equity	$9,351.5	$9,716.3	$550.5	$(11,540.2)	$8,078.1

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
September 27, 2014

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$288.1	$287.8	$160.2	$—	$736.1
Restricted cash	—	—	5.5	—	5.5
Accounts receivable, net	128.4	182.5	85.1	—	396.0
Inventories	88.6	190.1	51.9	—	330.6
Deferred income tax assets	26.2	12.1	1.1	—	39.4
Prepaid income taxes	20.3	3.2	—	(1.1)	22.4
Prepaid expenses and other current assets	16.2	11.0	8.6	—	35.8
Intercompany receivables	—	2,702.1	18.1	(2,720.2)	—
Total current assets	567.8	3,388.8	330.5	(2,721.3)	1,565.8
Property, plant and equipment, net	29.7	337.1	95.1	—	461.9
Intangible assets, net	25.1	3,377.3	41.9	(10.7)	3,433.6
Goodwill	282.4	2,390.9	137.5	—	2,810.8
Other assets	88.4	52.7	1.5	—	142.6
Long term intercompany receivables	—	—	13.0	(13.0)	—
Investments in subsidiaries	8,526.0	221.7	—	(8,747.7)	—
Total assets	$9,519.4	$9,768.5	$619.5	$(11,492.7)	$8,414.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$114.5	$—	$—	$—	$114.5
Accounts payable	34.8	46.1	11.2	—	92.1
Accrued expenses	139.4	69.5	54.3	(1.1)	262.1
Deferred revenue	113.5	7.4	30.0	—	150.9
Intercompany payables	2,676.2	—	44.2	(2,720.4)	—
Total current liabilities	3,078.4	123.0	139.7	(2,721.5)	619.6
Long-term debt, net of current portion	4,153.2	—	—	—	4,153.2
Deferred income tax liabilities	90.9	1,279.1	5.4	—	1,375.4
Deferred service obligations – long-term	8.3	3.6	8.2	—	20.1
Long-term intercompany payables	13.0	—	—	(13.0)	—
Other long-term liabilities	112.6	34.3	36.5	—	183.4
Total stockholders’ equity	2,063.0	8,328.5	429.7	(8,758.2)	2,063.0
Total liabilities and stockholders’ equity	$9,519.4	$9,768.5	$619.5	$(11,492.7)	$8,414.7

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended December 27, 2014

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$186.9	$(25.9)	$(7.5)	$—	$153.5
INVESTING ACTIVITIES
Purchase of property and equipment	(2.4)	(5.6)	(2.8)	—	(10.8)
Increase in equipment under customer usage agreements	—	(6.5)	(3.8)	—	(10.3)
Net purchases of insurance contracts	(6.4)	—	—	—	(6.4)
Sales of mutual funds	6.4	—	—	—	6.4
Increase in other assets	(0.8)	(0.1)	—	—	(0.9)
Net cash used in investing activities	(3.2)	(12.2)	(6.6)	—	(22.0)
FINANCING ACTIVITIES
Repayment of long-term debt	(328.8)	—	—	—	(328.8)
Net proceeds from issuance of common stock pursuant to employee stock plans	15.2	—	—	—	15.2
Excess tax benefit related to equity awards	3.0	—	—	—	3.0
Payment of minimum tax withholdings on net share settlement of equity awards	(10.6)	—	—	—	(10.6)
Net cash used in financing activities	(321.2)	—	—	—	(321.2)
Effect of exchange rate changes on cash and cash equivalents	—	(0.3)	(2.1)	—	(2.4)
Net decrease in cash and cash equivalents	(137.5)	(38.4)	(16.2)	—	(192.1)
Cash and cash equivalents, beginning of period	288.1	287.8	160.2	—	736.1
Cash and cash equivalents, end of period	$150.6	$249.4	$144.0	$—	$544.0

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended December 28, 2013

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$301.6	$(142.0)	$(10.3)	$—	$149.3
INVESTING ACTIVITIES
Net proceeds from sale of business	—	—	2.4	—	2.4
Purchase of property and equipment	(2.9)	(3.2)	(2.3)	—	(8.4)
Increase in equipment under customer usage agreements	(0.4)	(4.3)	(3.3)	—	(8.0)
Net sales of insurance contracts	13.8	—	—	—	13.8
Purchases of mutual funds	(29.7)	—	—	—	(29.7)
Sales of mutual funds	15.9	—	—	—	15.9
(Increase) decrease in other assets	0.1	(1.0)	0.5	—	(0.4)
Net cash provided by (used in) investing activities	(3.2)	(8.5)	(2.7)	—	(14.4)
FINANCING ACTIVITIES
Repayment of long-term debt	(521.3)	—	—	—	(521.3)
Net proceeds from issuance of common stock pursuant to employee stock plans	12.9	—	—	—	12.9
Excess tax benefit related to equity awards	3.0	—	—	—	3.0
Payment of minimum tax withholdings on net share settlements of equity awards	(9.1)	—	—	—	(9.1)
Net cash used in financing activities	(514.5)	—	—	—	(514.5)
Effect of exchange rate changes on cash and cash equivalents	—	0.1	(0.5)	—	(0.4)
Net decrease in cash and cash equivalents	(216.1)	(150.4)	(13.5)	—	(380.0)
Cash and cash equivalents, beginning of period	321.5	387.4	113.5	—	822.5
Cash and cash equivalents, end of period	$105.4	$237.0	$100.0	$—	$442.5

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including those set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2014. We qualify all of our forward-looking statements by these cautionary statements.

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
Trademark Notice
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: Affirm, Aptima, Aptima Combo 2, Aquilex, ATEC, Celero, Cervista, Contura, C-View, Dimensions, Discovery, Eviva, Fluoroscan, Gen-Probe, Healthcome, Horizon, HTA, Interlace, Invader, LORAD, MammoPad, MammoSite, MultiCare, MyoSure, NovaSure, Panther, PreservCyt, Prodesse, QDR, Rapid fFN, Sahara, SecurView, Selenia, Serenity, StereoLoc, TCT, ThinPrep, THS, Tigris, TLI IQ, and Trident.

RESULTS OF OPERATIONS
All dollar amounts in tables are presented in millions.
Product Revenues

	Three Months Ended
	December 27, 2014		December 28, 2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$296.2	45.4%	$278.4	45.4%	$17.8	6.4%
Breast Health	150.8	23.1%	141.0	23.0%	9.8	7.0%
GYN Surgical	84.1	12.9%	78.5	12.8%	5.6	7.1%
Skeletal Health	15.5	2.4%	14.5	2.4%	1.0	6.5%
	$546.6	83.8%	$512.4	83.6%	$34.2	6.7%
Diagnostics product revenues increased 6.4% in the current quarter compared to the corresponding period in the prior year primarily due to increases of $13.0 million in blood screening revenues and $6.4 million in molecular diagnostics products, which are primarily associated with our Aptima family of assays. Our blood screening revenues increased in the current quarter primarily due to an increase in volume as a result of the recent agreement between Grifols and the Japanese Red Cross, and restocking of certain assays for Grifols to normalize its inventory levels. The increase in molecular diagnostics products, and in particular our Aptima family of assays, was primarily due to increased volumes from our strategic alliance with Quest Diagnostics Incorporated, or Quest, entered into in the third quarter of fiscal 2013, and increased sales volume of our HPV screening assay, which was approved for use on our Panther system in the fourth quarter of fiscal 2013. These increases were partially offset by the negative foreign currency impact of the strengthening U.S. dollar, slightly lower average sales prices for our Aptima products due to increased competitive pressures, a reduction in Cervista HPV revenues as our larger customers transition to our Panther system, and lower instrumentation sales due to the significant purchases made by Quest in the fourth quarter of fiscal 2013 and first quarter of fiscal 2014 in connection with the beginning of the strategic alliance referenced above. Our ThinPrep revenues were relatively flat year over year.
Breast Health product revenues increased 7.0% in the current quarter compared to the corresponding period in the prior year. In the current quarter, our digital mammography systems and related revenue increased $20.3 million compared to the corresponding period in the prior year primarily due to an increase in sales volume of our 3D Dimensions system on a worldwide basis. In addition, we also had higher workflow product sales primarily driven by our C-View product. As expected, we continue to experience a decline in the number of 2D systems sold in the U.S. as customers transition to the 3D Dimensions systems, which was partially offset by an increase in units sold internationally. The increases were partially offset by the negative foreign currency impact of the strengthening U.S. dollar, a decline in our Hitec-Imaging products as a result of shutting down the organic photoconductor production line in fiscal 2013 and MRI breast coils as a result of divesting this product line in the fourth quarter of fiscal 2014, although we are continuing to manufacture and sell inventory to the acquirer on a transitional basis.
GYN Surgical product revenues increased 7.1% in the current quarter compared to the corresponding period in the prior year primarily due to an increase in MyoSure system sales of $5.4 million. The MyoSure system continues to gain strong market acceptance as unit sales increase globally, partially offset by lower average sales prices and product mix. NovaSure revenues were relatively flat year over year as volumes increased internationally, offset by slightly lower volumes in the U.S.
Skeletal Health product revenues increased 6.5% in the current quarter compared to the corresponding period in the prior year primarily due to an increase in our osteoporosis assessment product sales on a worldwide basis, namely our Horizon product, partially offset by lower volumes of our older Discovery products and pricing pressures.

Product revenues by geography as a percentage of total product sales were as follows:

	Three Months Ended
	December 27, 2014	December 28, 2013
United States	72%	74%
Europe	14%	15%
Asia-Pacific	10%	7%
All others	4%	4%
	100%	100%
The decrease in product revenues in the United States as a percentage of consolidated product revenues in the current quarter compared to the corresponding period in the prior year was a result of higher total product revenue in our Diagnostic product lines, specifically blood screening, primarily related to the increase in sales related to our arrangement with Grifols as described above, which contributed to the increase in Asia-Pacific revenues as a percentage of consolidated revenues.
Service and Other Revenues

	Three Months Ended
	December 27, 2014		December 28, 2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$106.2	16.2%	$100.1	16.3%	$6.1	6.1%
Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment. Service and other revenues increased 6.1% in the current quarter compared to the corresponding period in the prior year primarily due to an increase in the number of service contracts in our Breast Health business driven by an increase in the installed base of our digital mammography systems, an increase in services not covered by service contracts and higher installation and training revenues related to our 3D Dimensions systems.
Cost of Product Revenues

	Three Months Ended
	December 27, 2014		December 28, 2013		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$186.7	34.2%	$176.9	34.5%	$9.8	5.6%
Amortization of Intangible Assets	73.9	13.5%	76.7	15.0%	(2.8)	(3.6)%
	$260.6	47.7%	$253.6	49.5%	$7.0	2.8%
Product revenues gross margin increased to 52.3% in the current quarter compared to 50.5% in the prior year corresponding period.
Cost of Product Revenues. The cost of product revenues, excluding amortization of intangible assets, as a percentage of product revenues was 34.2% in the current quarter compared to 34.5% in the corresponding period in the prior year. Cost of product revenues as a percentage of product revenues in the current quarter decreased in Diagnostics and Breast Health and increased in GYN Surgical and Skeletal Health compared to the corresponding period in the prior year, resulting in a slightly improved gross margin (exclusive of amortization of intangible assets).

Diagnostics' product costs as a percentage of revenue decreased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in product revenue related to the increase in Aptima assay sales and related volumes resulting in favorable manufacturing variances, lower royalty expenses primarily for ThinPrep due to the expiration of a royalty obligation during fiscal 2014, lower Cervista HPV sales, and lower molecular diagnostics instruments sales, which have very low gross margins.
Breast Health’s product costs as a percentage of revenue decreased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in 3D Dimensions sales on both a unit basis and as a percentage of total digital mammography systems sales compared to our 2D systems. Our 3D Dimensions systems have higher average sales prices than our 2D systems resulting in higher gross margins. In addition, we had higher software related sales for 3D upgrades and our C-View product, which have higher gross margins than capital equipment sales. Partially offsetting this decrease were unfavorable manufacturing variances.
GYN Surgical’s product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in sales volumes for our MyoSure system, which has lower gross margins than our NovaSure system, and a product mix that resulted in lower average selling prices.
Skeletal Health’s product costs as a percentage of revenue increased in the current quarter primarily due to decreases in the average selling price for both our Horizon and legacy Discovery products.
Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology and patents. These intangible assets are generally amortized over their estimated useful lives of between 8.5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. The economic pattern is based on undiscounted future cash flows. The decrease in amortization expense in the current quarter compared to the corresponding period in the prior year was primarily due to lower amortization expense from intangible assets from the Cytyc acquisition, which are being amortized based on the pattern of economic use, and the write-off of the MRI breast coils developed technology asset as a result of the divestiture of this product line in the fourth quarter of fiscal 2014.
Cost of Service and Other Revenues

	Three Months Ended
	December 27, 2014		December 28, 2013		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$53.6	50.5%	$53.3	53.3%	$0.3	0.5%
Service and other revenues gross margin was 49.5% in the current quarter compared to 46.7% in the corresponding period in the prior year. Within our Breast Health segment, the continued conversion of a high percentage of our domestic installed base of digital mammography systems to service contracts upon expiration of the warranty period without a corresponding increase in costs to service these contracts has resulted in higher gross margins.

Operating Expenses

	Three Months Ended
	December 27, 2014		December 28, 2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$52.0	8.0%	$48.7	7.9%	$3.3	6.8%
Selling and marketing	86.0	13.2%	83.3	13.6%	2.7	3.2%
General and administrative	61.3	9.4%	67.8	11.1%	(6.5)	(9.6)%
Amortization of intangible assets	27.8	4.3%	26.2	4.3%	1.6	6.1%
Restructuring and divestiture charges	8.0	1.2%	18.3	3.0%	(10.3)	(56.1)
	$235.1	36.0%	$244.3	39.9%	$(9.2)	(3.8)%
Research and Development Expenses. Research and development expenses increased 6.8% in the current quarter compared to the corresponding period in the prior year. The increase was primarily due to an increase in compensation, primarily from increased headcount, and additional program spend primarily for our viral product line within our molecular diagnostics business, including increased clinical spending and higher spend for prototype materials. Partially offsetting these increases is lower spend from our MRI breast coils product line as a result of its divestiture in the fourth quarter of fiscal 2014. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses increased 3.2% in the current quarter compared to the corresponding period in the prior year. In the current quarter, selling and marketing expenses increased primarily due to spending for our breast cancer awareness campaign and increased head count to build out our viral and sciences departments. These increases were partially offset by lower compensation expense primarily due to a reduction in commissions earned and a reduction in travel expenses, trade shows and meeting expenses.
General and Administrative Expenses. General and administrative expenses decreased 9.6% in the current quarter compared to the corresponding period in the prior year. The decrease was primarily due to the inclusion in the prior year period of $4.7 million of legal and consulting fees to assist in our negotiation and response to shareholder activism that did not recur in the current year period, and a decrease in credit card fees related to customer sales, certain non-income tax expenses, international bad debt expense, and accounting and tax fees, partially offset by higher compensation and benefit costs, primarily due to an increase in stock-based compensation, and higher consulting fees.
Amortization of Intangible Assets. Expenses related to amortization of intangible assets increased 6.1% in the current quarter compared to the corresponding period in the prior year. Amortization of intangible assets results from customer relationships, trade names, business licenses and non-compete agreements related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The increase in the current quarter compared to the corresponding period in the prior year was primarily due to shortening the remaining life of certain corporate trade names in the second quarter of fiscal 2014 as we decided to phase out their use.
Restructuring and Divestiture Charges. In fiscal 2014, we implemented cost containment measures that primarily resulted in headcount reductions and also started the process of reorganizing our senior management team and international structure, which has led to additional headcount actions in fiscal 2015. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are being recognized either ratably over the respective required employee service periods or up-front for contractual benefits, and other charges are being recognized as incurred. In the current quarter, we recorded aggregate charges of $8.0 million from these actions, primarily for severance and benefits and to a lesser extent facility closure costs. In the first quarter of fiscal 2014, we recorded aggregate charges of $18.3 million primarily from these actions. These charges were primarily for severance and benefits and include severance and benefit charges of $6.6 million related to the termination of our former President and Chief Executive Officer. We also recorded a $3.1 million impairment charge to record certain buildings at one of our German locations to their estimated fair value. For additional information pertaining to restructuring actions and charges, please refer to Note 3 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.
Interest Income

	Three Months Ended
	December 27, 2014	December 28, 2013	Change
	Amount	Amount	Amount	%
Interest Income	$0.4	$0.3	$0.1	33.3%
Interest income remained relatively flat in the current quarter compared to the corresponding period in the prior year.
Interest Expense

	Three Months Ended
	December 27, 2014	December 28, 2013	Change
	Amount	Amount	Amount	%
Interest Expense	$(52.5)	$(61.3)	$8.8	(14.4)%
Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our Convertible Notes, Senior Notes and amounts borrowed under our Credit Agreement. The decrease in interest expense in the current quarter compared to the corresponding period in the prior year was primarily due to lower outstanding balances under the Credit Agreement from principal payments in fiscal 2014 and 2015, which included voluntary pre-payments, lower weighted-average interest rates due to refinancing the Term Loan B facility during fiscal 2014, and the redemption of $405.0 million in principal amount of our 2.00% Convertible Notes due 2037, or the 2007 Notes, in December 2013.
Debt Extinguishment Loss

	Three Months Ended
	December 27, 2014	December 28, 2013	Change
	Amount	Amount	Amount	%
Debt Extinguishment Loss	$(6.7)	$(2.9)	$(3.8)	131.0%
In the first quarters of fiscal 2015 and 2014, we made voluntary pre-payments of $300.0 million and $100.0 million on our Term Loan B facility, respectively. These prepayments are considered a partial debt extinguishment and, as a result, the pro-rata share of the debt discount and deferred issuance costs aggregating $6.7 million and $2.9 million related to these prepayments were recorded as a debt extinguishment loss in the first quarter of fiscal 2015 and 2014, respectively.
Other (Expense) Income, net

	Three Months Ended
	December 27, 2014	December 28, 2013	Change
	Amount	Amount	Amount	%
Other (Expense) Income, net	$(0.6)	$1.2	$(1.8)	(152.4)%

In the first quarter of fiscal 2015, this account was primarily comprised of net foreign currency exchange losses of $1.5 million, partially offset by gains of $1.0 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan. In the first quarter of fiscal 2014, this account was primarily comprised of gains of $2.4 million on our cash surrender value life insurance policies and mutual funds to fund our deferred compensation plan, partially offset by a $0.7 million other-than temporary impairment charge for a cost-method investment and net foreign currency exchange losses of $0.5 million.
Provision for Income Taxes

	Three Months Ended
	December 27, 2014	December 28, 2013	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$14.9	$3.9	$11.0	279.3%
Our effective tax rate for the current quarter was 33.8% compared to a provision of 277.1% on a pre-tax loss for the corresponding period in the prior year. For the current quarter, the effective tax rate differed from the statutory rate primarily due to the domestic production activities deduction benefit. For the three months ended December 28, 2013, the tax rate was higher than the statutory rate primarily due to unbenefited foreign losses.
Segment Results of Operations
We report our business as four segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2014. We measure segment performance based on total revenues and operating income or loss. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.
Diagnostics

	Three Months Ended
	December 27, 2014	December 28, 2013	Change
	Amount	Amount	Amount	%
Total Revenues	$304.1	$285.7	$18.4	6.4%
Operating Income	$28.2	$4.8	$23.4	492.2%
Operating Income as a % of Segment Revenue	9.3%	1.7%
Diagnostics revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in product revenues discussed above.
Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year due to increased gross profit in absolute dollars and lower operating expenses. Gross profit in absolute dollars increased in the current quarter primarily due to increased Aptima sales and higher blood screening revenues as a result of the recent agreement between Grifols and the Japanese Red Cross, and a decrease in intangible asset amortization expense related to intangibles from the Cytyc acquisition, which are being amortized based on the economic pattern of use. These improvements were partially offset by a decrease in Cervista HPV volume. In addition, we had lower instrumentation sales in the current quarter, which carry very low gross margins. As a result, gross margin improved to 48.7% in the first quarter of fiscal 2015 from 46.6% in the first quarter of fiscal 2014.
Operating expenses decreased in the current quarter compared to the corresponding period in the prior year primarily due to lower general and administrative expenses driven by decreased headcount, lower bad debt expense and a decrease in non-income tax expense. In addition, sales and marketing expenses decreased primarily due to international headcount reductions, lower commissions, and lower restructuring charges. These decreases were partially offset by an increase in spending on research and development for additional headcount and project spending, primarily for our virology product line, and higher intangible asset amortization expense from shortening the life of certain trade names.
Breast Health

	Three Months Ended
	December 27, 2014	December 28, 2013	Change
	Amount	Amount	Amount	%
Total Revenues	$242.0	$226.5	$15.5	6.9%
Operating Income	$60.6	$43.8	$16.8	38.3%
Operating Income as a % of Segment Revenue	25.0%	19.4%
Breast Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the $9.8 million increase in product revenue discussed above and the $5.7 million increase in service revenue that was substantially related to additional service contracts for the increased number of digital mammography systems in our installed base.
Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in gross profit in absolute dollars from higher revenue combined with a decrease in operating expenses. The overall gross margin increased to 53.9% in the current quarter compared to 51.4% in the corresponding period in the prior year primarily due to the increase in 3D Dimensions sales, on both a unit basis and as a percentage of total digital mammography systems, compared to our 2D systems and an increase in software related sales. In addition, services gross margin has improved as service contracts increased from our higher installed base upon expiration of the warranty period without a corresponding increase in costs.
Operating expenses decreased in the current quarter compared to the corresponding period in the prior year primarily due to lower restructuring charges, a reduction in compensation from headcount reductions and lower corporate allocations. These expense decreases were partially offset by increased sales and marketing expenditures primarily for our breast cancer awareness campaign.
GYN Surgical

	Three Months Ended
	December 27, 2014	December 28, 2013	Change
	Amount	Amount	Amount	%
Total Revenues	$84.4	$78.9	$5.5	7.0%
Operating Income	$13.1	$11.1	$2.0	18.0%
Operating Income as a % of Segment Revenue	15.5%	14.1%
GYN Surgical revenues increased in the current quarter compared to the corresponding period in the prior year due to the change in product revenues discussed above.
Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in gross profit in absolute dollars from higher revenues, which was partially offset by higher operating expenses. Gross margin improved slightly to 60.0% in the current quarter from 59.4% in the prior year corresponding period.
Operating expenses increased in the current quarter, albeit at a slower pace than revenue, primarily due to an increase in sales force headcount, costs associated with international sales initiatives, and increased general and administrative costs, primarily due to higher legal expenses and an increase in headcount.

Skeletal Health

	Three Months Ended
	December 27, 2014	December 28, 2013	Change
	Amount	Amount	Amount	%
Total Revenues	$22.3	$21.4	$0.9	4.5%
Operating Income	$1.6	$1.6	$—	—%
Operating Income as a % of Segment Revenue	7.0%	7.3%
Skeletal Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in product revenues discussed above.
Operating income remained flat in the current quarter primarily due to the slight increase in gross margin in absolute dollars as a result of higher sales of our higher margin Horizon product, while operating expenses effectively offset this increase. The gross margin rate decreased slightly to 42.2% in the current quarter from 43.5% in the corresponding period in the prior year.
LIQUIDITY AND CAPITAL RESOURCES
At December 27, 2014, we had $728.8 million of working capital, and our cash and cash equivalents totaled $544.0 million. Our cash and cash equivalents balance decreased by $192.1 million during the first three months of fiscal 2015 primarily due to debt principal payments and capital expenditures, partially offset by operating cash flows and proceeds from the exercise of stock options granted pursuant to our employee benefit programs.
In the first three months of fiscal 2015, our operating activities provided us with $153.5 million of cash, which included net income of $29.2 million, non-cash charges for depreciation and amortization aggregating $122.0 million, non-cash interest expense of $16.7 million related to our outstanding debt, stock-based compensation expense of $12.1 million, and debt extinguishment losses of $6.7 million. These adjustments to net income were partially offset by a decrease in net deferred tax liabilities of $30.5 million, primarily from the amortization of intangible assets. Cash provided by operations included a net cash outflow of $2.6 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by a decrease in accounts payable of $24.8 million related to the timing of cash payments, an increase in accounts receivable of $9.7 million primarily due to the timing of cash collections from fewer credit card sales, and a decrease in accrued expenses of $5.0 million primarily due to the payment of annual bonuses, lower accrued payroll, and restructuring payments partially offset by higher accrued interest and income taxes based on timing of payments. These outflows were partially offset by a decrease in prepaid income taxes of $22.4 million and a decrease in inventory of $18.7 million driven by increased sales in both the Diagnostics and Breast Health segments and an effort to reduce inventory levels.
In the first three months of fiscal 2015, our investing activities utilized $22.0 million of cash primarily for capital expenditures of $21.1 million, which consisted primarily of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware.
In the first three months of fiscal 2015, our financing activities used cash of $321.2 million primarily due to $328.8 million in debt principal payments comprised of $300.0 million in voluntary prepayments and $28.8 million of scheduled principal payments under our Credit Agreement, and $10.6 million for employee-related taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $15.2 million from our equity plans, primarily from the exercise of stock options.
Debt
We had total recorded debt outstanding of $3.95 billion at December 27, 2014, which is comprised of amounts outstanding under our amended Credit Agreement of $1.70 billion (principal $1.72 billion), Senior Notes of $1.00 billion and Convertible Notes of $1.25 billion (principal $1.32 billion).
Credit Agreement
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
We are required to make scheduled principal payments under the Term Loan A facility in increasing amounts, which is currently $25.0 million per three month period and will increase to $50.0 million per three month period commencing October 31, 2015, and under the Term Loan B facility in equal installments of $3.75 million per three month period beginning on October 31, 2012 and for 27 three month periods thereafter. The remaining principal balance of $400 million for Term Loan A and $770 million for Term Loan B is due at maturity. Any amounts outstanding under the Revolving Facility are due at maturity. We are required to make principal repayments first, pro rata among the term loan facilities, and second to the

Revolving Facility from specified excess cash flows from operations and from the net proceeds of specified types of asset sales, debt issuances, insurance recoveries and equity offerings. Subject to certain limitations, we may voluntarily pre-pay any of the credit facilities without premium or penalty.
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
The credit facilities contain two financial ratio covenants measured as of the last day of each fiscal quarter: a total net leverage ratio and an interest coverage ratio. As of December 27, 2014, we were in compliance with these covenants.
Senior Notes
On August 1, 2012, we issued $1.0 billion aggregate principal amount of Senior Notes. The Senior Notes are our general senior unsecured obligations and are guaranteed on a senior unsecured basis by the Guarantors. The Senior Notes mature on August 1, 2020 and bear interest at the rate of 6.25% per year, payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2013.
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

Convertible Notes
At December 27, 2014, our Convertible Notes, in the aggregate principal amount of $1.32 billion, are recorded at $1.25 billion, which is net of the unamortized debt discount attributed to the embedded conversion feature of the Convertible Notes. These notes consist of:

•	$450 million of our 2.00% Convertible Exchange Senior Notes due 2037 issued in November 2010, which we refer to as the 2010 Notes;

•	$500 million of our 2.00% Convertible Senior Notes due 2042 issued in March 2012, which we refer to as the 2012 Notes; and

•	$370 million of our 2.00% Convertible Senior Notes due 2043 issued in February 2013, which we refer to as the 2013 Notes.
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

We have recorded deferred tax liabilities related to our convertible notes original issuance discount, representing the spread between the stated cash coupon rate and the higher interest rate that is deductible for tax purposes based on the type of security. When our convertible notes are extinguished, we are required to recapture the original issuance discount previously deducted for tax purposes.
Stock Repurchase Program
On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock over the next three years. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program. Through December 27, 2014, we had not repurchased any shares of our common stock under this program.
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
Future Liquidity Considerations
We believe that our cash and cash equivalents, cash flows from operations and the cash available under our Revolving Facility will provide us with sufficient funds in order to fund our expected normal operations and debt payments, including interest, over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt and related deferred tax liabilities, as applicable, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our Credit Agreement, Senior Notes and Convertible Notes. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 27, 2014.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowances. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” above and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2014.

The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2014. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the fiscal year ended September 27, 2014.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, publicly traded equities, cost-method equity investments, mutual funds, insurance contracts and related deferred compensation plan liabilities, accounts payable and debt obligations. Except for our outstanding Convertible Notes and Senior Notes, the fair value of these financial instruments approximates their carrying amount. As of December 27, 2014, we have $1.32 billion in principal amount of Convertible Notes outstanding, which are comprised of our 2010 Notes with a principal amount of $450.0 million, our 2012 Notes with a principal amount of $500.0 million and our 2013 Notes with a principal amount of $370.0 million. The Convertible Notes are recorded net of the unamortized debt discount on our consolidated balance sheets. The fair value of our 2010 Notes, 2012 Notes and 2013 Notes as of December 27, 2014 was approximately $566.9 million, $555.6 million and $408.3 million, respectively. Amounts outstanding under our Credit Agreement aggregating $1.72 billion aggregate principal as of December 27, 2014 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value. The fair value of our Senior Notes is approximately $1.04 billion.
Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our Convertible Notes, Senior Notes and Credit Agreement. The Convertible Notes and Senior Notes have fixed interest rates. Borrowings under our Credit Agreement bear interest at a rate per annum, at our option, initially, with respect to all loans made under Term Loan A: (i) at the Base Rate plus 1.00% per annum, or (ii) at the Adjusted Eurodollar Rate (i.e., the Libor rate) plus 2.00%, and with respect to loans made under Term Loan B: (i) at the Base Rate, with a floor of 1.75%, plus 1.50%, or (ii) at the Adjusted Eurodollar Rate (i.e., the Libor rate), with a floor of 0.75%, plus 2.50%.
As of December 27, 2014, there was $1.72 billion of aggregate principal amount outstanding under the Credit Agreement comprised of $871.7 million under the Term Loan A facility and $834.8 billion under the Term Loan B facility. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in Libor rate) would increase annual interest expense by less than $1.0 million due to the low current interest rate environment and the floor on our Term Loan B facility.
The return from cash and cash equivalents will vary as short-term interest rates change. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our business, financial condition or results of operations.
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
As of December 27, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 27, 2014.
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
Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended September 27, 2014.
Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 27, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions)
September 28, 2014 – October 25, 2014	—	$—	—	$250.0
October 26, 2014 – November 22, 2014	355,953	26.43	—	250.0
November 23, 2014 – December 27, 2014	43,161	26.63	—	250.0
Total	399,114	$—	—	$250.0
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

(2)
On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock over the next three years. Through December 27, 2014, we had not repurchased any shares of our common stock under this program.

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.1†	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan (adopted fiscal 2015).	8-K	11/5/2014

10.2†	Form of Performance Stock Unit Award Agreement under 2008 Equity Incentive Plan (adopted fiscal 2015).	8-K	11/5/2014

10.3†	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (annual grant, adopted fiscal 2015).	10-K	11/20/2014

10.4†	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (initial grant, adopted fiscal 2015).	10-K	11/20/2014

10.5†	Hologic 2015 Short-Term Incentive Plan.	8-K	11/10/2014

10.6†	Senior Vice President Severance Agreement dated October 3, 2014 by and between Thomas A. West and Hologic.	10-K	11/20/2014

10.7†	Separation Agreement and General Release of All Claims dated November 10, 2014 by and between Mark J. Casey and Hologic.	8-K	11/10/2014

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition
_______________
†    Indicates management contract or compensatory plan, contract or arrangement.
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	January 29, 2015	/s/ Stephen P. MacMillan

Stephen P. MacMillan President and Chief Executive Officer

Date:	January 29, 2015	/s/ Robert W. McMahon

Robert W. McMahon
Chief Financial Officer (Principal Financial Officer)