Form 10-Q
period 2015-03-28
HOLOGIC INC
filed 2015-04-30
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015
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
As of April 24, 2015, 280,969,986 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Revenues:
Product	$546.4	$521.1	$1,093.0	$1,033.5
Service and other	109.1	103.9	215.3	203.9
	655.5	625.0	1,308.3	1,237.4
Costs of revenues:
Product	186.7	185.7	373.4	362.6
Amortization of intangible assets	78.6	76.9	152.5	153.5
Impairment of intangible assets	—	26.6	—	26.6
Service and other	54.2	53.7	107.8	107.0
Gross Profit	336.0	282.1	674.6	587.7
Operating expenses:
Research and development	53.3	49.9	105.2	98.6
Selling and marketing	83.0	78.7	169.0	161.9
General and administrative	60.3	62.1	121.7	129.9
Amortization of intangible assets	27.6	29.1	55.4	55.3
Impairment of intangible assets	—	0.5	—	0.5
Restructuring and divestiture charges	2.0	11.6	10.0	30.0
	226.2	231.9	461.3	476.2
Income from operations	109.8	50.2	213.3	111.5
Interest income	0.3	0.1	0.7	0.5
Interest expense	(49.4)	(54.4)	(101.9)	(115.7)
Debt extinguishment loss	—	(4.4)	(6.7)	(7.4)
Other income (expense), net	0.1	(3.3)	(0.5)	(2.1)
Income (loss) before income taxes	60.8	(11.8)	104.9	(13.2)
Provision for income taxes	13.0	5.0	27.9	8.9
Net income (loss)	$47.8	$(16.8)	$77.0	$(22.1)
Net income (loss) per common share:
Basic	$0.17	$(0.06)	$0.28	$(0.08)
Diluted	$0.17	$(0.06)	$0.27	$(0.08)
Weighted average number of shares outstanding:
Basic	280,338	274,589	279,505	273,648
Diluted	287,580	274,589	285,378	273,648

See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net income (loss)	$47.8	$(16.8)	$77.0	$(22.1)
Changes in foreign currency translation adjustment	(9.5)	(5.8)	(18.5)	(7.0)
Changes in unrealized holding gains and losses on available-for-sale securities	(8.3)	(1.0)	(3.2)	(2.2)
Changes in pension plans, net of taxes of $0.2 in fiscal 2014	—	—	0.1	(0.6)
Changes in value of hedged interest rate caps, net of tax of $0.9 in fiscal 2015	(1.6)	—	(1.6)	—
Other comprehensive loss	(19.4)	(6.8)	(23.2)	(9.8)
Comprehensive income (loss)	$28.4	$(23.6)	$53.8	$(31.9)
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	March 28, 2015	September 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$670.5	$736.1
Restricted cash	4.6	5.5
Accounts receivable, less reserves of $11.8 and $12.0, respectively	381.0	396.0
Inventories	298.2	330.6
Deferred income tax assets	—	39.4
Prepaid income taxes	21.1	22.4
Prepaid expenses and other current assets	40.9	35.8
Total current assets	1,416.3	1,565.8
Property, plant and equipment, net	451.0	461.9
Intangible assets, net	3,225.8	3,433.6
Goodwill	2,809.1	2,810.8
Other assets	129.6	142.6
Total assets	$8,031.8	$8,414.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$581.7	$114.5
Accounts payable	73.7	92.1
Accrued expenses	217.8	262.1
Deferred revenue	156.5	150.9
Deferred income tax liabilities	14.5	—
Total current liabilities	1,044.2	619.6
Long-term debt, net of current portion	3,358.1	4,153.2
Deferred income tax liabilities	1,243.5	1,375.4
Deferred revenue	17.6	20.1
Other long-term liabilities	199.8	183.4
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 280,923 and 277,972 shares issued, respectively	2.8	2.8
Additional paid-in-capital	5,709.9	5,658.2
Accumulated deficit	(3,523.5)	(3,600.6)
Accumulated other comprehensive income (loss)	(20.6)	2.6
Total stockholders’ equity	2,168.6	2,063.0
Total liabilities and stockholders’ equity	$8,031.8	$8,414.7
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	March 28, 2015	March 29, 2014
OPERATING ACTIVITIES
Net income (loss)	$77.0	$(22.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	40.7	49.0
Amortization	207.9	208.9
Non-cash interest expense	33.2	35.8
Stock-based compensation expense	25.8	26.1
Excess tax benefit related to equity awards	(6.0)	(4.1)
Deferred income taxes	(79.1)	(164.8)
Asset impairment charges	—	33.3
Debt extinguishment loss	6.7	7.4
Loss on disposal of property and equipment	3.2	3.4
Other	0.7	2.9
Changes in operating assets and liabilities:
Accounts receivable	3.3	21.5
Inventories	29.0	(23.8)
Prepaid income taxes	1.3	44.7
Prepaid expenses and other assets	(2.6)	9.8
Accounts payable	(17.8)	(12.3)
Accrued expenses and other liabilities	(19.3)	(6.5)
Deferred revenue	7.3	9.1
Net cash provided by operating activities	311.3	218.3
INVESTING ACTIVITIES
Net proceeds from sale of business	—	2.4
Purchase of property and equipment	(20.0)	(19.8)
Increase in equipment under customer usage agreements	(19.7)	(18.0)
Net (purchases) sales of insurance contracts	(6.4)	13.8
Purchases of mutual funds	—	(29.7)
Sales of mutual funds	7.7	18.6
Increase in other assets	(0.6)	(1.9)
Net cash used in investing activities	(39.0)	(34.6)
FINANCING ACTIVITIES
Repayment of long-term debt	(357.5)	(562.5)
Payment of debt issuance costs	—	(2.4)
Purchase of interest rate caps	(6.1)	—
Payment of deferred acquisition consideration	—	(5.0)
Net proceeds from issuance of common stock pursuant to employee stock plans	37.4	53.7
Excess tax benefit related to equity awards	6.0	4.1
Payment of minimum tax withholdings on net share settlements of equity awards	(12.1)	(9.1)
Net cash used in financing activities	(332.3)	(521.2)
Effect of exchange rate changes on cash and cash equivalents	(5.6)	(0.5)
Net decrease in cash and cash equivalents	(65.6)	(338.0)
Cash and cash equivalents, beginning of period	736.1	822.5
Cash and cash equivalents, end of period	$670.5	$484.5
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and six months ended March 28, 2015 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 26, 2015.
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three and six months ended March 28, 2015.
(2) Fair Value Measurements
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company has investments in publicly-traded companies and mutual funds, both of which are valued using quoted market prices, representing Level 1 assets, and investments in interest rate cap derivative instruments, which are valued using analyses obtained from independent third party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of the Company's interest rate cap derivative instruments represent the estimated amounts the Company would receive to terminate the contracts. Refer to Note 5 for further discussion and information on the interest rate cap derivative instruments.
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

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at March 28, 2015:

		Fair Value at Reporting Date Using
	Balance as of March 28, 2015	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Equity securities	$21.8	$21.8	$—	$—
Mutual funds	8.3	8.3	—	—
Interest rate cap - derivative	3.6	—	3.6	—
Total	$33.7	$30.1	$3.6	$—
Liabilities:
Deferred compensation liabilities	$37.2	$37.2	$—	$—
Total	$37.2	$37.2	$—	$—
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of cost-method equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill.
In the second quarter of fiscal 2014, the Company evaluated its MRI breast coils product line asset group, which is within its Breast Health segment, for impairment due to the Company’s expectation that it would be sold or disposed of significantly before the end of its previously estimated useful life. The undiscounted cash flows expected to be generated by this asset group over its estimated remaining useful life were not sufficient to recover its carrying value. The Company estimated the fair value of the asset group using market participant assumptions, which were based on underlying cash flow estimates, resulting in an impairment charge of $28.6 million. Pursuant to ASC 360, Property, Plant, and Equipment-Other, subtopic 10-35-28, the impairment charge was allocated to the long-lived assets, with $27.1 million to intangible assets and $1.5 million to property and equipment. The property and equipment charge was recorded to cost of product revenues and general and administrative expenses in the amounts of $0.3 million and $1.2 million, respectively. The Company believes this adjustment falls within Level 3 of the fair value hierarchy. This asset group was sold in the fourth quarter of fiscal 2014 (see Note 3).
In the first quarter of fiscal 2014, the Company recorded a $3.1 million impairment charge to record certain of its buildings at fair value related to the Hitec-Imaging organic photoconductor manufacturing line shutdown (see Note 3). The Company believes this adjustment falls within Level 3 of the fair value hierarchy.
The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $4.4 million and $5.2 million at March 28, 2015 and September 27, 2014, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost, less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical. In the three and six month periods ended March 29, 2014, the Company recorded other-than-temporary impairment charges of $3.0 million and $3.7 million, respectively, related to its cost-method equity investments.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, marketable securities, cost-method equity investments, interest rate caps, insurance contracts, DCP liability, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company’s marketable securities and interest rate caps are recorded at fair value. The carrying amount of the insurance contracts are recorded at the cash surrender value, as required by U.S. GAAP, which approximates fair value, and the related DCP liability is recorded at fair value. The Company believes the carrying amounts of its cost-method equity investments approximate fair value.

Amounts outstanding under the Company’s Credit Agreement of $1.69 billion aggregate principal as of March 28, 2015 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s Senior Notes had a fair value of approximately $1.04 billion as of March 28, 2015 based on their trading price, representing a Level 1 measurement. The fair value of the Company’s Convertible Notes is based on the trading prices of the respective notes and represents a Level 1 measurement. Refer to Note 4 for the carrying amounts of the various components of the Company’s debt.
The estimated fair values of the Company’s Convertible Notes at March 28, 2015 were as follows:

2010 Notes	$652.3
2012 Notes	613.3
2013 Notes	430.2
$1,695.8

(3) Restructuring and Divestiture Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. In addition, the Company continually assesses its management structure. As a result of these assessments, the Company has undertaken various restructuring actions, which are described below. The following table displays charges taken in fiscal 2015 and 2014 related to these actions and a rollforward of the accrued balances from September 27, 2014 to March 28, 2015:

	Consolidation of Diagnostics Operations	Fiscal 2015 Actions	Fiscal 2014 Actions	Other Operating Cost Reductions	Total
Fiscal 2014 charges:
Workforce reductions	$2.9	$—	$29.5	$9.8	$42.2
Non-cash impairment charge	—	—	—	3.1	3.1
Facility closure costs	—	—	—	0.6	0.6
Other	0.1	—	—	0.2	0.3
Fiscal 2014 restructuring charges	$3.0	$—	$29.5	$13.7	$46.2
Divestiture net charges					5.5
Fiscal 2014 restructuring and divestiture charges					$51.7
Fiscal 2015 charges:
Workforce reductions	$0.1	$3.0	$5.9	$0.2	$9.2
Facility closure costs	0.4	—	0.2	0.2	0.8
Fiscal 2015 restructuring and divestiture charges	$0.5	$3.0	$6.1	$0.4	$10.0

	Consolidation of Diagnostics Operations	Fiscal 2015 Actions	Fiscal 2014 Actions	Other Operating Cost Reductions	Total
Rollforward of Accrued Restructuring
Balance as of September 27, 2014	$3.0	$—	$12.0	$1.9	$16.9
Fiscal 2015 restructuring charges	0.5	3.0	6.1	0.4	10.0
Stock-based compensation	—	(0.1)	—	—	(0.1)
Severance payments	(2.8)	(1.3)	(11.4)	(1.9)	(17.4)
Other payments	(0.5)	—	(0.7)	(0.3)	(1.5)
Balance as of March 28, 2015	$0.2	$1.6	$6.0	$0.1	$7.9

Consolidation of Diagnostics Operations
In connection with its acquisition of Gen-Probe Incorporated (“Gen-Probe”) in August 2012, the Company implemented restructuring actions to consolidate its Diagnostics operations, including streamlining product development initiatives, reducing overlapping functional areas in sales, marketing and general and administrative functions, and consolidating manufacturing resources, field services and support. As a result, the Company terminated certain employees from Gen-Probe and its legacy diagnostics business in research and development, sales, marketing and general and administrative functions. The Company also decided to move its legacy molecular diagnostics operations from Madison, Wisconsin to Gen-Probe’s facilities in San Diego, California. This transfer was completed at the end of fiscal 2014, and as a result, many of the employees in Madison were terminated. The Company recorded severance and benefit charges pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420), beginning in fiscal 2012 through the first quarter of fiscal 2015. The Company recorded $3.0 million for severance and benefits in fiscal 2014. The Company recorded $0.5 million for facility closure costs and severance and benefits in the six months ended March 28, 2015 and $0.9 million and $1.7 million for severance and benefits in the three and six months ended March 29, 2014, respectively.
Fiscal 2015 Actions
In the first and second quarters of fiscal 2015, the Company continued to make executive management changes resulting in the termination of certain executives and employees on a worldwide basis. In addition, the Company continued to consolidate and close certain international offices. Severance and benefit charges under these actions have been recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712), and ASC 420 depending on the circumstances, and the Company recorded severance and benefit charges of $0.5 million and $3.0 million in the three and six months ended March 28, 2015. Included in the charge is $0.1 million of stock-based compensation for the acceleration of certain equity awards pursuant to their original terms.
Fiscal 2014 Actions
During the first quarter of fiscal 2014, the Company implemented a cost reduction initiative comprised of reducing headcount and evaluating research projects and operating costs. In connection with this plan, the Company terminated certain employees on a worldwide basis. The Company recorded the severance and benefit charges pursuant to ASC 420 and ASC 712 depending on the circumstances. The Company recorded $6.3 million of severance and benefit charges in the first quarter of fiscal 2014, which included $0.4 million of stock-based compensation.
On December 6, 2013, Stephen P. MacMillan was appointed as President, Chief Executive Officer and a director of the Company. The employment of John W. Cumming, the Company’s prior President and Chief Executive Officer, terminated upon Mr. MacMillan’s appointment. The Company provided separation benefits to Mr. Cumming pursuant to his employment letter dated July 18, 2013 resulting in a charge of $6.6 million in the first quarter of fiscal 2014, which included $4.4 million of stock-based compensation related to the acceleration of all of Mr. Cumming’s outstanding equity awards in accordance with the existing terms of Mr. Cumming’s stock-based payment arrangements. An additional $0.2 million was recorded in the second quarter of fiscal 2014 related to this action.
In the second, third, and fourth quarters of fiscal 2014, the Company continued to make executive management changes and implemented additional cost reduction initiatives resulting in the termination of certain executives and employees on a worldwide basis. In addition, in the fourth quarter of fiscal 2014, the Company decided to consolidate and close certain international offices. Severance and benefit charges under these actions were recorded pursuant to ASC 420 and ASC 712 depending on the circumstances, and the Company recorded severance and benefit charges of $16.6 million in fiscal 2014. Included in the charge was $1.8 million of stock-based compensation for the modification of the terms of equity awards to certain employees. Of these charges, $3.0 million was recorded in the second quarter of fiscal 2014 for severance and benefits pursuant to ASC 712. The Company recorded $4.5 million for severance and benefits and $0.2 million for facility closure costs in the first quarter of fiscal 2015 related to this action and $1.4 million for severance and benefits in the second quarter of fiscal 2015. Charges related to lease obligations will be recorded upon either the cease-use date or execution of a termination contract.
Other Operating Cost Reductions:
Hitec-Imaging Organic Photoconductor Manufacturing Line Shut-down
In the fourth quarter of fiscal 2013, in connection with the Company’s cost reduction initiatives, the Company decided to shut-down its Hitec-Imaging organic photoconductor manufacturing line located in Germany. This production line is included within the Breast Health segment. As a result, the Company terminated certain employees, primarily in manufacturing, in fiscal

2014. During the first quarter of fiscal 2014, the Company completed its negotiations with the local Works Council to determine severance benefits for the approximately 95 affected employees. The Company recorded severance and benefit charges pursuant to ASC 420 and estimates the total severance and related charges related to this action will be approximately $9.3 million. The Company began notifying the affected employees in the second quarter of fiscal 2014, and as such no charges were recorded in the first quarter of fiscal 2014. The Company recorded charges of $8.7 million in fiscal 2014 in connection with terminating these employees of which $7.3 million was recorded in the second quarter of fiscal 2014. In fiscal 2015, the Company recorded $0.4 million for severance and benefits and facility closure costs. The Company also recorded an impairment charge of $3.1 million in the first quarter of fiscal 2014 to record certain buildings at this location to their estimated fair value.
Divestitures
In the fourth quarter of fiscal 2014, the Company completed the sale of its MRI breast coils product line and recorded a loss on disposal of $5.3 million. The Company is providing certain transition services through April 2015, including the manufacturing and sale of inventory to the buyer.

(4) Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	March 28, 2015	September 27, 2014
Current debt obligations, net of debt discount:
Term Loan A	$149.5	$99.6
Term Loan B	14.9	14.9
Convertible Notes	417.3	—
Total current debt obligations	581.7	114.5
Long-term debt obligations, net of debt discount:
Term Loan A	697.6	796.7
Term Loan B	816.5	1,120.9
Senior Notes	1,000.0	1,000.0
Convertible Notes	844.0	1,235.6
Total long-term debt obligations	3,358.1	4,153.2
Total debt obligations	$3,939.8	$4,267.7
Credit Agreement
On December 24, 2014, the Company voluntarily pre-paid $300.0 million of its Term Loan B facility. Pursuant to ASC 470, Debt (ASC 470), the Company recorded a debt extinguishment loss of $6.7 million in the first quarter of fiscal 2015 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to this voluntary prepayment.
On October 31, 2013, the Company voluntarily pre-paid $100.0 million of its Term Loan B facility, which was reflected in current debt obligations as of September 28, 2013. Pursuant to ASC 470, the Company recorded a debt extinguishment loss of $3.0 million in the first quarter of fiscal 2014 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to this voluntary prepayment.
During the second quarter of fiscal 2014, the Company, the Guarantors, Goldman Sachs, and the Lenders entered into Refinancing Amendment No. 3 to the Credit Agreement and reduced the applicable interest rates. In connection with this refinancing, the Company voluntarily prepaid $25.0 million of the new senior secured tranche B term loan facility (the "Amended Term Loan B"). Pursuant to ASC 470, the accounting for this refinancing was evaluated on a creditor-by-creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the Credit Agreement did not participate in this refinancing transaction and ceased being creditors of the Company, and certain creditors reduced their positions. As a result, the Company recorded a debt extinguishment loss of $4.4 million in the second quarter of fiscal 2014 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to these creditors. For the remainder of the creditors, this transaction has been accounted for as a modification because the present value of the cash flows on a creditor-by-creditor basis between the two debt instruments was less than 10%. Pursuant to ASC 470, subtopic 50-40, third-party costs of $1.0 million related to this transaction were expensed.

Borrowings outstanding under the Credit Agreement for the three and six months ended March 28, 2015 had weighted-average interest rates of 2.62% and 2.70%, respectively. The interest rates on the outstanding Term Loan A and Term Loan B borrowings at March 28, 2015 were 1.92% and 3.25%, respectively. Interest expense under the Credit Agreement totaled $14.4 million and $31.9 million for the three and six months ended March 28, 2015, respectively, which includes non-cash interest expense of $2.7 million and $5.8 million related to the amortization of the deferred issuance costs and accretion of the debt discount, respectively.  Interest expense totaled $19.2 million and $39.6 million for the three and six months ended March 29, 2014, respectively, which includes non-cash interest expense of $3.2 million and $6.5 million related to the amortization of the deferred issuance costs and accretion of the debt discount, respectively.

The credit facilities contain two financial ratio covenants measured as of the last day of each fiscal quarter: a total net leverage ratio and an interest coverage ratio. As of March 28, 2015, the Company was in compliance with these covenants.
Senior Notes
The Company’s 6.25% senior notes due 2020 (the “Senior Notes”) mature on August 1, 2020 and bear interest at the rate of 6.25% per year, payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2013. The Company recorded interest expense of $16.0 million and $32.0 million in both the three and six month periods ended March 28, 2015 and March 29, 2014, respectively, which includes non-cash interest expense of $0.4 million and $0.8 million in both the three and six month periods ended March 28, 2015 and March 29, 2014, respectively, related to the amortization of the deferred issuance costs.
Convertible Notes

During the second quarter of fiscal 2015, the closing price of the Company's common stock exceeded 130% of the applicable conversion price of its 2010 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2010 Notes may convert their notes during the third quarter of fiscal 2015. As such, the Company classified the $417.3 million carrying value of its 2010 Notes (which have a principal value of $450.0 million) as a current debt obligation. In the event the closing price conditions are met in the third quarter of fiscal 2015 or a future fiscal quarter, the 2010 Notes will be convertible at a holder's option during the immediately following fiscal quarter. As of March 28, 2015, the if-converted value of the 2010 Notes exceeded the aggregate principal amount by approximately $200.0 million. It is the Company's current intent and policy to settle any conversion of the Convertible Notes as if the Company had elected to make either a net share settlement or all cash election, such that upon conversion, the Company intends to pay the holders in cash for the principal amount of the 2010 Notes and, if applicable, shares of its common stock or cash to satisfy the premium based on a calculated daily conversion value.
Interest expense under the Convertible Notes is as follows:

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Amortization of debt discount	$9.0	$8.3	$17.8	$19.9
Amortization of deferred financing costs	0.4	0.4	0.9	1.0
Principal accretion	4.0	3.8	7.9	7.6
Non-cash interest expense	13.4	12.5	26.6	28.5
2.00% accrued interest (cash)	4.8	4.8	9.5	12.9
	$18.2	$17.3	$36.1	$41.4
(5) Derivatives
Interest Rate Cap - Cash Flow Hedge
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages its exposure to some of its interest rate risk by the use of interest rate caps, which are derivative financial instruments. The Company does not use derivatives for speculative purposes. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive income ("AOCI"), to the extent the derivative is effective at offsetting the changes in the cash flows being hedged until the hedged item affects earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings in Other income (expense) in the Consolidated Statements of Operations.

On January 7, 2015, the Company entered into two separate interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on its credit facilities under the Credit Agreement. Interest rate cap agreements provide the right to receive cash if the reference interest rate rises above a contractual rate. The aggregate premium paid by the Company for the interest rate cap agreements was $6.1 million, which was the initial fair value of the instruments recorded in the Company's financial statements.
The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR-based borrowings under the Credit Agreement. The Company designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal for a two-year period, which ends on December 30, 2016.
As of March 28, 2015, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the interest rate caps are recorded in the Consolidated Statements of Comprehensive Income as a component of AOCI.
The aggregate fair value of these interest rate caps was $3.6 million at March 28, 2015 and is included in both Prepaid expenses and other current assets and Other assets on the Company’s Consolidated Balance Sheet. Refer to Note 2 “Fair Value Measurements” above for related fair value disclosures.
The tables below present the location of the Company’s derivative financial instruments on the Consolidated Balance Sheets and the unrealized loss recognized in AOCI related to the interest rate caps for the following reporting periods (in millions):

	Balance Sheet Location	March 28, 2015
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap agreements	Prepaid expenses and other current assets	$0.4
Interest rate cap agreements	Other assets	3.2
		$3.6

Three and Six Months Ended March 28, 2015
Amount of loss recognized in other comprehensive income, net of taxes:
Interest rate cap agreements	$(1.6)
During the three months ended March 28, 2015, an immaterial amount was reclassified from AOCI to the Company’s Consolidated Statements of Operations related to the derivative financial instruments. The Company expects to similarly reclassify approximately $1.1 million from AOCI to the Consolidated Statements of Operations in the next twelve months.

(6) Commitments and Contingencies

Litigation and Related Matters
On June 9, 2010, Smith & Nephew, Inc. ("Smith & Nephew") filed suit against Interlace Medical, Inc. ("Interlace"), which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. The complaint alleged that the Interlace MyoSure hysteroscopic tissue removal device infringed U.S. patent 7,226,459. On November 22, 2011, Smith & Nephew filed suit against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that use of the MyoSure hysteroscopic tissue removal system infringed U.S. patent 8,061,359. Both complaints sought permanent injunctive relief and unspecified damages. On September 4, 2012, following a two week trial, the jury returned a verdict of infringement of both the ‘459 and ‘359 patents and assessed damages of $4.0 million. A bench trial regarding the Company’s assertion of inequitable conduct on the part of Smith & Nephew with regard to the ‘359 patent was held on December 9, 2012 and oral arguments on the issue of inequitable conduct were presented on February 27, 2013. On June 27, 2013, the Court denied the Company’s motions related to inequitable conduct and allowed Smith & Nephew’s request for injunction, but ordered that enforcement of the injunction be stayed until final resolution, including appeal, of the current re-examinations of both patents at the United States Patent and Trademark Office (“USPTO”). The Court also rejected the jury’s damage award and ordered the parties to identify a mechanism for resolving the damages issue. On September 12, 2013, a status conference was held, and the Court invited the parties to submit briefs on the relevance of recent activity in the re-examinations at the USPTO. A hearing on this topic was held on October 29, 2013, and the parties are awaiting the Court’s ruling. The Company intends to file post-trial motions seeking to reverse the jury’s verdict. On January 14, 2014, the USPTO issued a final decision that the claims of the ‘459 patent asserted as part of the litigation are not patentable. On February 13, 2014, Smith & Nephew appealed this decision to the U.S. Patent Trial and Appeal Board. On February 5, 2015, the USPTO issued a final decision that the claims of the '359 patent were not patentable. On March 5, 2015, Smith & Nephew appealed this decision to the U.S. Patent Trial and Appeal Board. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.
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

On March 27, 2015, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware, The complaint alleged that certain additional Company molecular diagnostic products, including, inter alia, the Procleix Parvo/HAV assays and coagulation products, including the Invader Factor II test and the Invader Factor V test, also infringe U.S. Patent 6,992,180. The complaint further alleged that certain of the Company’s molecular diagnostic products, including Hologic’s Progensa PCA3 products, all Aptima products and all Procleix products infringe Enzo’s United States Patent 7,064,197. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

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

(7) Marketable Securities
The following reconciles the cost basis to the fair market value of the Company’s equity securities that are classified as available-for-sale:

Period Ended:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 28, 2015	$16.1	$12.4	$(6.7)	$21.8
September 27, 2014	$15.5	$10.2	$(1.3)	$24.4

(8) Net Income (Loss) Per Share
A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Basic weighted average common shares outstanding	280,338	274,589	279,505	273,648
Weighted average common stock equivalents from assumed exercise of stock options and stock units	2,492	—	2,478	—
Incremental shares from assumed conversion of the Convertible Notes premium	4,750	—	3,395	—
Diluted weighted average common shares outstanding	287,580	274,589	285,378	273,648
Weighted-average anti-dilutive shares related to:
Outstanding stock options	1,865	7,950	2,824	7,575
Stock units	46	517	93	733
The Company has outstanding Convertible Notes, and the principal balance and any conversion premium may be satisfied, at the Company’s option, by issuing shares of common stock, cash or a combination of shares and cash. The Company's policy is that it will settle the principal balance of the Convertible Notes in cash. As such, the Company applies the treasury stock method to these securities and the dilution related to the conversion premium of the 2010 Notes is included in the calculation of diluted weighted-average shares outstanding for fiscal 2015 as the average stock price during the quarterly periods was greater than the conversion price of the 2010 Notes.

(9) Stock-Based Compensation
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Cost of revenues	$2.3	$2.1	$4.3	$3.6
Research and development	2.2	2.2	4.1	4.1
Selling and marketing	2.3	2.4	4.3	4.1
General and administrative	6.9	5.7	13.0	9.5
Restructuring and divestiture	—	—	0.1	4.8
	$13.7	$12.4	$25.8	$26.1
The Company granted 1.2 million and 2.2 million stock options during the six months ended March 28, 2015 and March 29, 2014, respectively, with weighted-average exercise prices of $26.42 and $21.85, respectively. There were 7.8 million options outstanding at March 28, 2015 with a weighted-average exercise price of $21.67.
The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Risk-free interest rate	1.7%	1.3%	1.7%	1.2%
Expected volatility	38.6%	41.4%	38.6%	41.4%
Expected life (in years)	5.3	4.5	5.3	4.4
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$10.36	$7.82	$9.55	$7.65

The Company granted 1.4 million and 2.3 million restricted stock units (RSUs) during the six months ended March 28, 2015 and March 29, 2014, respectively, with weighted-average grant date fair values of $26.35 and $21.53, respectively. As of March 28, 2015, there were 3.8 million unvested RSUs outstanding with a weighted-average grant date fair value of $23.52. In addition, the Company granted 0.3 million performance stock units (PSUs) in fiscal 2015 to members of its senior management team, which have a weighted-average grant date fair value of $26.58. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company is recognizing compensation expense ratably over the required service period based on its estimate of the number of shares that will vest. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.
At March 28, 2015, there was $26.8 million and $83.2 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs and PSUs), respectively, to be recognized over a weighted-average period of 3.5 years and 2.8 years, respectively.

(10) Other Balance Sheet Information

	March 28, 2015	September 27, 2014
Inventories
Raw materials	$107.9	$115.6
Work-in-process	53.6	57.1
Finished goods	136.7	157.9
	$298.2	$330.6

Property, plant and equipment
Equipment and software	$348.9	$342.5
Equipment under customer usage agreements	290.6	285.2
Building and improvements	179.2	176.9
Leasehold improvements	58.7	63.2
Land	51.4	51.6
Furniture and fixtures	16.2	16.3
	945.0	935.7
Less – accumulated depreciation and amortization	(494.0)	(473.8)
	$451.0	$461.9

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

Identifiable assets for the four principal operating segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues during the three and six months ended March 28, 2015 and March 29, 2014. Segment information is as follows:

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Total revenues:
Diagnostics	$296.7	$290.8	$600.8	$576.5
Breast Health	255.5	238.7	497.5	465.2
GYN Surgical	79.1	72.0	163.5	150.9
Skeletal Health	24.2	23.5	46.5	44.8
	$655.5	$625.0	$1,308.3	$1,237.4
Operating income:
Diagnostics	$27.1	$15.2	$55.3	$20.0
Breast Health	75.4	25.8	135.9	69.7
GYN Surgical	4.5	6.6	17.7	17.7
Skeletal Health	2.8	2.6	4.4	4.1
	$109.8	$50.2	$213.3	$111.5
Depreciation and amortization:
Diagnostics	$91.9	$94.6	$180.5	$186.8
Breast Health	8.3	9.2	15.9	18.5
GYN Surgical	26.0	26.0	51.5	52.1
Skeletal Health	0.4	0.2	0.7	0.5
	$126.6	$130.0	$248.6	$257.9
Capital expenditures:
Diagnostics	$11.4	$14.8	$26.2	$25.1
Breast Health	3.0	2.3	5.5	4.1
GYN Surgical	2.4	2.2	4.4	4.0
Skeletal Health	0.1	—	0.2	0.2
Corporate	1.8	2.0	3.4	4.4
	$18.7	$21.3	$39.7	$37.8

	March 28, 2015	September 27, 2014
Identifiable assets:
Diagnostics	$4,208.2	$4,383.5
Breast Health	838.0	859.8
GYN Surgical	1,698.2	1,748.2
Skeletal Health	24.0	26.1
Corporate	1,263.4	1,397.1
	$8,031.8	$8,414.7
The Company had no customers with balances greater than 10% of accounts receivable as of March 28, 2015 or September 27, 2014, or any customer that represented greater than 10% of consolidated revenues during the three and six months ended March 28, 2015 and March 29, 2014.

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
Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
United States	75%	74%	75%	74%
Europe	12%	15%	12%	15%
Asia-Pacific	9%	7%	9%	7%
All others	4%	4%	4%	4%
	100%	100%	100%	100%

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
The Company’s effective tax rate for the three and six month periods ended March 28, 2015 was 21.4% and 26.6%, respectively, compared to 42.7% and 67.9%, respectively, on pre-tax losses for the corresponding periods in the prior year. For the current three and six month periods, the effective tax rate was lower than the statutory rate primarily due to the domestic production activities deduction and reserve reversals due to a favorable income tax audit settlement. For the three and six months ended March 29, 2014, the effective tax rate was higher than the statutory rate primarily due to unbenefited foreign losses partially offset by the domestic production activities deduction.

(13) Intangible Assets
Intangible assets consisted of the following:

Description	As of March 28, 2015		As of September 27, 2014
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology	$3,979.6	$1,551.9	$3,965.6	$1,399.4
In-process research and development	3.7	—	17.9	—
Customer relationships and contracts	1,102.2	426.4	1,102.4	384.7
Trade names	236.4	118.3	236.5	105.3
Business licenses	2.6	2.1	2.6	2.0
	$5,324.5	$2,098.7	$5,325.0	$1,891.4
During the first quarter of fiscal 2015, the Company received regulatory approval for one of its in-process research and development projects acquired in the Gen-Probe acquisition and reclassified this asset of $14.2 million to developed technology.

The estimated remaining amortization expense as of March 28, 2015 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2015	$201.3
Fiscal 2016	$375.4
Fiscal 2017	$366.3
Fiscal 2018	$355.8
Fiscal 2019	$344.1

(14) Product Warranties
Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Six Months Ended:
March 28, 2015	$6.3	$2.9	$(3.5)	$5.7
March 29, 2014	$9.3	$4.3	$(5.1)	$8.5

(15) New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03 Presentation of Debt Issuance Costs. This guidance intends to simplify the presentation of debt issuance costs and more closely align the presentation of debt issuance costs under US GAAP to IFRS standards. This guidance is effective for annual periods beginning after December 15, 2015, and is applicable to the Company's fiscal 2017. Early adoption is permitted. The Company is currently evaluating this guidance, but does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis. This guidance focuses on a reporting company’s consolidation evaluation to determine whether certain legal entities should be consolidated. This guidance is effective for annual periods beginning after December 15, 2015, and is applicable to the Company's fiscal 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating this guidance, but does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and earlier application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company's consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 660), which provides guidance for revenue recognition. This ASU is applicable to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to receive in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current U.S. GAAP. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, which is fiscal 2018 for the Company. On April 1, 2015, the FASB voted in favor of proposing a one year delay of the effective date and to permit companies to voluntarily adopt the new standard as of the original effective date. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial position and results of operations.

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

(16) Supplemental Guarantor Condensed Consolidating Financials
The Company’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by Hologic, Inc. (“Parent/Issuer”) and certain of its domestic subsidiaries which are 100% owned by Hologic, Inc. The following represents the supplemental condensed financial information of Hologic, Inc. and its guarantor and non-guarantor subsidiaries as of March 28, 2015 and September 27, 2014 and for the three and six months ended March 28, 2015 and March 29, 2014, as applicable.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 28, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product	$134.5	$437.7	$112.7	$(138.5)	$546.4
Service and other	92.5	14.3	12.8	(10.5)	109.1
	227.0	452.0	125.5	(149.0)	655.5
Costs of revenues:
Product	75.6	173.3	76.3	(138.5)	186.7
Amortization of intangible assets	1.2	77.3	0.1	—	78.6
Service and other	49.3	14.5	0.9	(10.5)	54.2
Gross Profit	100.9	186.9	48.2	—	336.0
Operating expenses:
Research and development	9.7	41.9	1.7	—	53.3
Selling and marketing	23.1	42.0	17.9	—	83.0
General and administrative	17.5	35.4	7.4	—	60.3
Amortization of intangible assets	0.2	26.2	1.2	—	27.6
Restructuring and divestiture charges	(0.4)	0.1	2.3	—	2.0
	50.1	145.6	30.5	—	226.2
Income (loss) from operations	50.8	41.3	17.7	—	109.8
Interest income	1.1	—	0.3	(1.1)	0.3
Interest expense	(48.5)	(1.4)	(0.6)	1.1	(49.4)
Debt extinguishment loss	—	—	—	—	—
Other (expense) income, net	199.8	(200.1)	0.6	(0.2)	0.1
Income (loss) before income taxes	203.2	(160.2)	18.0	(0.2)	60.8
Provision for income taxes	8.6	3.4	1.0	—	13.0
Equity in earnings (losses) of subsidiaries	(146.8)	1.0	—	145.8	—
Net income (loss)	$47.8	$(162.6)	$17.0	$145.6	$47.8

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended March 28, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product	$266.1	$863.5	$232.7	$(269.3)	$1,093.0
Service and other	183.4	30.0	24.9	(23.0)	215.3
	449.5	893.5	257.6	(292.3)	1,308.3
Costs of revenues:
Product	133.9	344.2	164.6	(269.3)	373.4
Amortization of intangible assets	2.8	149.5	0.2	—	152.5
Service and other	84.5	30.6	15.7	(23.0)	107.8
Gross Profit	228.3	369.2	77.1	—	674.6
Operating expenses:
Research and development	18.0	83.8	3.4	—	105.2
Selling and marketing	47.4	82.6	39.0	—	169.0
General and administrative	34.8	70.7	16.2	—	121.7
Amortization of intangible assets	0.9	52.3	2.2	—	55.4
Restructuring and divestiture charges	1.4	0.6	8.0	—	10.0
	102.5	290.0	68.8	—	461.3
Income from operations	125.8	79.2	8.3	—	213.3
Interest income	0.4	1.2	0.4	(1.3)	0.7
Interest expense	(100.4)	(1.6)	(1.2)	1.3	(101.9)
Debt extinguishment loss	(6.7)	—	—	—	(6.7)
Other (expense) income, net	250.5	(251.4)	0.7	(0.3)	(0.5)
Income (loss) before income taxes	269.6	(172.6)	8.2	(0.3)	104.9
Provision for income taxes	10.0	15.7	2.2	—	27.9
Equity in earnings (losses) of subsidiaries	(182.6)	3.0	—	179.6	—
Net income (loss)	$77.0	$(185.3)	$6.0	$179.3	$77.0

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 29, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product	$122.9	$386.0	$121.6	$(109.4)	$521.1
Service and other	88.6	17.1	12.3	(14.1)	103.9
	211.5	403.1	133.9	(123.5)	625.0
Costs of revenues:
Product	58.0	145.7	91.4	(109.4)	185.7
Amortization of intangible assets	1.4	74.6	0.9	—	76.9
Impairment of intangible assets	—	—	26.6	—	26.6
Service and other	51.1	13.9	2.8	(14.1)	53.7
Gross Profit	101.0	168.9	12.2	—	282.1
Operating expenses:
Research and development	7.7	40.0	2.2	—	49.9
Selling and marketing	17.9	40.5	20.3	—	78.7
General and administrative	15.1	35.6	11.4	—	62.1
Amortization of intangible assets	1.1	26.9	1.1	—	29.1
Impairment of intangible assets	—	—	0.5	—	0.5
Restructuring and divestiture charges	1.7	2.3	7.6	—	11.6
	43.5	145.3	43.1	—	231.9
Income (loss) from operations	57.5	23.6	(30.9)	—	50.2
Interest income	0.1	0.9	0.3	(1.2)	0.1
Interest expense	(54.7)	(0.3)	(0.6)	1.2	(54.4)
Debt extinguishment loss	(4.4)	—	—	—	(4.4)
Other expense, net	(2.9)	(0.2)	(0.2)	—	(3.3)
(Loss) income before income taxes	(4.4)	24.0	(31.4)	—	(11.8)
Provision (benefit) for income taxes	(1.7)	4.6	2.1	—	5.0
Equity in earnings (losses) of subsidiaries	(14.1)	1.0	—	13.1	—
Net (loss) income	$(16.8)	$20.4	$(33.5)	$13.1	$(16.8)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended March 29, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product	$228.4	$767.5	$248.0	$(210.4)	$1,033.5
Service and other	174.5	32.9	24.1	(27.6)	203.9
	402.9	800.4	272.1	(238.0)	1,237.4
Costs of revenues:
Product	110.9	284.4	177.7	(210.4)	362.6
Amortization of intangible assets	2.8	148.7	2.0	—	153.5
Impairment of intangible assets	—	—	26.6	—	26.6
Service and other	93.4	21.5	19.7	(27.6)	107.0
Gross Profit	195.8	345.8	46.1	—	587.7
Operating expenses:
Research and development	15.2	78.9	4.5	—	98.6
Selling and marketing	35.8	83.3	42.8	—	161.9
General and administrative	29.8	77.0	23.1	—	129.9
Amortization of intangible assets	1.9	51.0	2.4	—	55.3
Impairment of intangible assets	—	—	0.5	—	0.5
Restructuring and divestiture charges	6.6	12.1	11.3	—	30.0
	89.3	302.3	84.6	—	476.2
Income (loss) from operations	106.5	43.5	(38.5)	—	111.5
Interest income	0.2	1.2	0.5	(1.4)	0.5
Interest expense	(115.3)	(0.6)	(1.2)	1.4	(115.7)
Debt extinguishment loss	(7.4)	—	—	—	(7.4)
Other expense (income), net	6.6	(9.5)	0.8	—	(2.1)
(Loss) income before income taxes	(9.4)	34.6	(38.4)	—	(13.2)
Provision (benefit) for income taxes	(1.8)	6.2	4.5	—	8.9
Equity in earnings (losses) of subsidiaries	(14.5)	11.1	—	3.4	—
Net (loss) income	$(22.1)	$39.5	$(42.9)	$3.4	$(22.1)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 28, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$47.8	$(162.6)	$17.0	$145.6	$47.8
Changes in foreign currency translation adjustment	—	(0.2)	(9.3)	—	(9.5)
Changes in unrealized holding gain on available-for-sale securities	—	(8.3)	—	—	(8.3)
Changes in value of hedged interest rate caps, net of tax	(1.6)	—	—	—	(1.6)
Comprehensive income (loss)	$46.2	$(171.1)	$7.7	$145.6	$28.4
For the Six Months Ended March 28, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$77.0	$(185.3)	$6.0	$179.3	$77.0
Changes in foreign currency translation adjustment	—	(0.5)	(18.0)	—	(18.5)
Changes in unrealized holding gain on available-for-sale securities	—	(3.2)	—	—	(3.2)
Changes in pension plans, net of taxes	—	—	0.1	—	0.1
Changes in value of hedged interest rate caps, net of tax	(1.6)	—	—	—	(1.6)
Comprehensive income (loss)	$75.4	$(189.0)	$(11.9)	$179.3	$53.8
For the Three Months Ended March 29, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(16.8)	$20.4	$(33.5)	$13.1	$(16.8)
Changes in foreign currency translation adjustment	—	—	(5.8)	—	(5.8)
Changes in unrealized holding loss on available-for-sale securities	—	(1.0)	—	—	(1.0)
Comprehensive (loss) income	$(16.8)	$19.4	$(39.3)	$13.1	$(23.6)

For the Six Months Ended March 29, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(22.1)	$39.5	$(42.9)	$3.4	$(22.1)
Changes in foreign currency translation adjustment	—	0.1	(7.1)	—	(7.0)
Changes in unrealized holding loss on available-for-sale securities	—	(2.2)	—	—	(2.2)
Changes in pension plans, net of taxes	—	—	(0.6)	—	(0.6)
Comprehensive (loss) income	$(22.1)	$37.4	$(50.6)	$3.4	$(31.9)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
March 28, 2015

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$370.9	$148.2	$151.4	$—	$670.5
Restricted cash	—	—	4.6	—	4.6
Accounts receivable, net	125.3	178.0	77.7	—	381.0
Inventories	90.7	163.8	43.7	—	298.2
Deferred income tax assets	—	10.2	1.0	(11.2)	—
Prepaid income taxes	18.3	3.1	—	(0.3)	21.1
Prepaid expenses and other current assets	22.6	9.5	8.8	—	40.9
Intercompany receivables	—	2,850.8	11.1	(2,861.9)	—
Total current assets	627.8	3,363.6	298.3	(2,873.4)	1,416.3
Property, plant and equipment, net	26.8	336.1	88.1	—	451.0
Intangible assets, net	22.2	3,175.1	39.0	(10.5)	3,225.8
Goodwill	328.5	2,390.4	90.2	—	2,809.1
Other assets	80.4	47.9	1.3	—	129.6
Long term intercompany receivables	—	—	13.0	(13.0)	—
Investment in subsidiaries	8,342.7	212.6	—	(8,555.3)	—
Total assets	$9,428.4	$9,525.7	$529.9	$(11,452.2)	$8,031.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$581.7	$—	$—	$—	$581.7
Accounts payable	28.8	33.4	11.5	—	73.7
Accrued expenses	119.0	59.8	39.3	(0.3)	217.8
Deferred revenue	118.6	10.2	27.7	—	156.5
Deferred income tax liability	25.7	—	—	(11.2)	14.5
Intercompany payables	2,820.2	—	42.0	(2,862.2)	—
Total current liabilities	3,694.0	103.4	120.5	(2,873.7)	1,044.2
Long-term debt, net of current portion	3,358.1	—	—	—	3,358.1
Deferred income tax liabilities	50.5	1,189.2	3.8	—	1,243.5
Deferred revenue	7.9	3.8	5.9	—	17.6
Long-term intercompany payables	13.0	—	—	(13.0)	—
Other long-term liabilities	136.3	29.1	34.4	—	199.8
Total stockholders’ equity	2,168.6	8,200.2	365.3	(8,565.5)	2,168.6
Total liabilities and stockholders’ equity	$9,428.4	$9,525.7	$529.9	$(11,452.2)	$8,031.8

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
September 27, 2014

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$288.1	$287.8	$160.2	$—	$736.1
Restricted cash	—	—	5.5	—	5.5
Accounts receivable, net	128.4	182.5	85.1	—	396.0
Inventories	88.6	190.1	51.9	—	330.6
Deferred income tax assets	26.2	12.1	1.1	—	39.4
Prepaid income taxes	20.3	3.2	—	(1.1)	22.4
Prepaid expenses and other current assets	16.2	11.0	8.6	—	35.8
Intercompany receivables	—	2,702.1	18.1	(2,720.2)	—
Total current assets	567.8	3,388.8	330.5	(2,721.3)	1,565.8
Property, plant and equipment, net	29.7	337.1	95.1	—	461.9
Intangible assets, net	25.1	3,377.3	41.9	(10.7)	3,433.6
Goodwill	282.4	2,390.9	137.5	—	2,810.8
Other assets	88.4	52.7	1.5	—	142.6
Long term intercompany receivables	—	—	13.0	(13.0)	—
Investments in subsidiaries	8,526.0	221.7	—	(8,747.7)	—
Total assets	$9,519.4	$9,768.5	$619.5	$(11,492.7)	$8,414.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$114.5	$—	$—	$—	$114.5
Accounts payable	34.8	46.1	11.2	—	92.1
Accrued expenses	139.4	69.5	54.3	(1.1)	262.1
Deferred revenue	113.5	7.4	30.0	—	150.9
Intercompany payables	2,676.2	—	44.2	(2,720.4)	—
Total current liabilities	3,078.4	123.0	139.7	(2,721.5)	619.6
Long-term debt, net of current portion	4,153.2	—	—	—	4,153.2
Deferred income tax liabilities	90.9	1,279.1	5.4	—	1,375.4
Deferred revenue	8.3	3.6	8.2	—	20.1
Long-term intercompany payables	13.0	—	—	(13.0)	—
Other long-term liabilities	112.6	34.3	36.5	—	183.4
Total stockholders’ equity	2,063.0	8,328.5	429.7	(8,758.2)	2,063.0
Total liabilities and stockholders’ equity	$9,519.4	$9,768.5	$619.5	$(11,492.7)	$8,414.7

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 28, 2015

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$420.0	$(116.7)	$8.0	$—	$311.3
INVESTING ACTIVITIES
Purchase of property and equipment	(5.4)	(9.5)	(5.1)	—	(20.0)
Increase in equipment under customer usage agreements	—	(12.8)	(6.9)	—	(19.7)
Net purchases of insurance contracts	(6.4)	—	—	—	(6.4)
Sales of mutual funds	7.7	—	—	—	7.7
Increase in other assets	(0.8)	(0.1)	0.3	—	(0.6)
Net cash used in investing activities	(4.9)	(22.4)	(11.7)	—	(39.0)
FINANCING ACTIVITIES
Repayment of long-term debt	(357.5)	—	—	—	(357.5)
Purchase of interest rate caps	(6.1)	—	—	—	(6.1)
Net proceeds from issuance of common stock pursuant to employee stock plans	37.4	—	—	—	37.4
Excess tax benefit related to equity awards	6.0	—	—	—	6.0
Payment of minimum tax withholdings on net share settlement of equity awards	(12.1)	—	—	—	(12.1)
Net cash used in financing activities	(332.3)	—	—	—	(332.3)
Effect of exchange rate changes on cash and cash equivalents	—	(0.5)	(5.1)	—	(5.6)
Net decrease in cash and cash equivalents	82.8	(139.6)	(8.8)	—	(65.6)
Cash and cash equivalents, beginning of period	288.1	287.8	160.2	—	736.1
Cash and cash equivalents, end of period	$370.9	$148.2	$151.4	$—	$670.5

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 29, 2014

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$343.4	$(122.5)	$(2.6)	$—	$218.3
INVESTING ACTIVITIES
Net proceeds from sale of business	—	—	2.4	—	2.4
Purchase of property and equipment	(5.7)	(9.6)	(4.5)	—	(19.8)
Increase in equipment under customer usage agreements	(0.5)	(10.6)	(6.9)	—	(18.0)
Net sales of insurance contracts	13.8	—	—	—	13.8
Purchases of mutual funds	(29.7)	—	—	—	(29.7)
Sales of mutual funds	18.6	—	—	—	18.6
(Increase) decrease in other assets	(0.9)	(2.0)	1.0	—	(1.9)
Net cash provided by (used in) investing activities	(4.4)	(22.2)	(8.0)	—	(34.6)
FINANCING ACTIVITIES
Repayment of long-term debt	(562.5)	—	—	—	(562.5)
Payment of debt issuance costs	(2.4)	—	—	—	(2.4)
Payment of deferred acquisition consideration	(5.0)	—	—	—	(5.0)
Net proceeds from issuance of common stock pursuant to employee stock plans	53.7	—	—	—	53.7
Excess tax benefit related to equity awards	4.1	—	—	—	4.1
Payment of minimum tax withholdings on net share settlements of equity awards	(9.1)	—	—	—	(9.1)
Net cash used in financing activities	(521.2)	—	—	—	(521.2)
Effect of exchange rate changes on cash and cash equivalents	—	0.1	(0.6)	—	(0.5)
Net decrease in cash and cash equivalents	(182.2)	(144.6)	(11.2)	—	(338.0)
Cash and cash equivalents, beginning of period	321.5	387.5	113.5	—	822.5
Cash and cash equivalents, end of period	$139.3	$242.9	$102.3	$—	$484.5

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

•	our goal of expanding our market positions;

•	the development of new competitive technologies and products;

•	regulatory approvals and clearances for our products;

•	production schedules for our products;

•	the anticipated development of our markets and the success of our products in these markets;

•	the anticipated performance and benefits of our products;

•	business strategies;

•	estimated asset and liability values;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future;

•	our compliance with covenants contained in our indebtedness;

•	anticipated trends relating to our financial condition or results of operations, including the impact of interest rate and foreign currency exchange fluctuations; and

•	our capital resources and the adequacy thereof.
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

RESULTS OF OPERATIONS
All dollar amounts in tables are presented in millions.
Product Revenues

	Three Months Ended						Six Months Ended
	March 28, 2015		March 29, 2014		Change		March 28, 2015		March 29, 2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$290.4	44.3%	$283.6	45.4%	$6.8	2.4%	$586.6	44.8%	$562.0	45.4%	$24.6	4.4%
Breast Health	159.9	24.4%	149.5	23.9%	10.4	6.9%	310.7	23.8%	290.5	23.5%	20.2	7.0%
GYN Surgical	78.8	12.0%	71.7	11.5%	7.1	9.8%	162.9	12.4%	150.2	12.1%	12.7	8.4%
Skeletal Health	17.3	2.6%	16.3	2.6%	1.0	6.5%	32.8	2.5%	30.8	2.5%	2.0	6.5%
	$546.4	83.3%	$521.1	83.4%	$25.3	4.9%	$1,093.0	83.5%	$1,033.5	83.5%	$59.5	5.8%
We generated an increase in product revenues in both the current three and six month periods compared to the corresponding periods in the prior year. The growth was across all four of our business segments on both a domestic and worldwide basis as product revenues increased 4.9% and 5.8%, respectively, in the current year periods, although this growth was partially offset by the foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies, most notably for us the Euro and UK Pound.
Diagnostics product revenues increased 2.4% and 4.4% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year due to increases in Blood Screening of $4.6 million and $17.6 million, respectively, and Molecular Diagnostics of $8.1 million and $14.5 million, respectively, partially offset by decreases of $5.9 million and $7.5 million, respectively, in our Cytology & PeriNatal business.
Blood Screening revenues increased in the current three and six month periods primarily due to volume increases related to the agreement between Grifols and the Japanese Red Cross, and restocking of certain assays for Grifols to normalize its inventory levels. The increases in Molecular Diagnostics products, and in particular our Aptima family of assays, was primarily due to increased volumes from our strategic alliance with Quest Diagnostics Incorporated, or Quest, entered into in the third quarter of fiscal 2013, and increased sales volume of our HPV screening assay. Partially offsetting these increases in the current three and six month periods was a reduction in Cervista HPV revenues as our larger customers transition to our Panther system, and slightly lower average sales prices for our Aptima products due to increased competitive pressures, and for the six month period, lower instrumentation sales due to the significant purchases made by Quest in the fourth quarter of fiscal 2013 and first quarter of fiscal 2014 in connection with the beginning of the strategic alliance referenced above. The decreases in our Cytology & PeriNatal products in the current three and six month periods compared to the corresponding periods in the prior year were primarily related to the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies as well as some reduction in the U.S. which we primarily attribute to interval screening expansion.
Breast Health product revenues increased 6.9% and 7.0% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year. In the current three and six month periods, our digital mammography systems and related components revenue increased by $15.0 million and $35.3 million, respectively. This increase is primarily due to higher sales volume of our 3D Dimensions system on a worldwide basis. In addition, we also had higher workflow product sales primarily driven by our C-View product. As expected, we continue to experience a decline in the number of 2D systems sold in the U.S. as customers transition to the 3D Dimensions systems. These increases were partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, lower MRI breast coils revenue as a result of divesting this product line in the fourth quarter of fiscal 2014, and declines as a result of the planned shutdown of our Hitec-Imaging organic photoconductor production line in fiscal 2014.

GYN Surgical product revenues increased 9.8% and 8.4% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to an increase in MyoSure system sales of $6.9 million and $12.2 million, respectively. The MyoSure system continues to gain strong market acceptance as unit sales increase globally, partially offset by lower average sales prices and product mix shift. NovaSure revenues were relatively flat in the current three and six month periods compared to the corresponding periods in the prior year as volumes increased internationally, offset by the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.
Skeletal Health product revenues increased 6.5% in each of the current three and six month periods compared to the corresponding periods in the prior year primarily due to increases in our Horizon osteoporosis assessment product sales on a worldwide basis, partially offset by lower volumes of our older Discovery products and the negative foreign currency impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.
Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
United States	74%	73%	73%	73%
Europe	12%	16%	13%	15%
Asia-Pacific	10%	8%	10%	8%
All others	4%	3%	4%	4%
	100%	100%	100%	100%
The increase in product revenues in the United States as a percentage of consolidated product revenues in the current three month period compared to the corresponding period in the prior year was a result of higher total product revenue in our Breast Health product lines, specifically related to the increased sales of our 3D Dimensions systems. The increase in product revenues in Asia-Pacific as a percentage of consolidated product revenues in the current three and six month periods is related to our Diagnostic product lines, specifically blood screening, primarily related to the increase in sales in Japan related to the Japanese Red Cross business under the Grifols agreement as described above. The impact of these increases and the negative impact of the strengthening U.S. dollar against the Euro and UK Pound drove the reduction in European revenues as a percentage of consolidated product revenues in the current three and six month periods.
Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 28, 2015		March 29, 2014		Change		March 28, 2015		March 29, 2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$109.1	16.7%	$103.9	16.6%	$5.2	5.0%	$215.3	16.5%	$203.9	16.5%	$11.4	5.6%
Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment. Service and other revenues increased 5.0% and 5.6% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to a favorable shift in selling prices of service contracts and higher installation and training revenues related to our increased sales of 3D Dimensions systems. The increase was also driven to a lesser extent by the number of service contracts in our Breast Health business due to an increase in the installed base of our digital mammography systems.

Cost of Product Revenues

	Three Months Ended						Six Months Ended
	March 28, 2015		March 29, 2014		Change		March 28, 2015		March 29, 2014		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$186.7	34.2%	$185.7	35.6%	$1.0	0.5%	$373.4	34.2%	$362.6	35.1%	$10.8	3.0%
Amortization of Intangible Assets	78.6	14.4%	76.9	14.8%	1.7	2.2%	152.5	14.0%	153.5	14.9%	(1.0)	(0.7)%
Impairment of Intangible Assets	—	—	26.6	5.1%	(26.6)	(100.0)%	—	—	26.6	2.6%	(26.6)	(100.0)%
	$265.3	48.6%	$289.2	55.5%	$(23.9)	(8.3)%	$525.9	48.1%	$542.7	52.5%	$(16.8)	(3.1)%
Product revenues gross margin increased to 51.4% in the current quarter compared to 44.5% in the prior year corresponding period and increased to 51.9% in the current six month period compared to 47.5% in the corresponding period in the prior year.
Cost of Product Revenues. The cost of product revenues, excluding amortization of intangible assets, as a percentage of product revenues was 34.2% in each of the current three and six month periods compared to 35.6% and 35.1% in the corresponding periods in the prior year. Cost of product revenues as a percentage of product revenues in the current year periods decreased in Diagnostics, Breast Health, and Skeletal Health and increased in GYN Surgical compared to the corresponding periods in the prior year, resulting in the overall improvement in gross margins (exclusive of amortization of intangible assets).
Diagnostics' product costs as a percentage of revenue decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in product revenue related to the increase in Aptima assay sales and related volumes resulting in favorable manufacturing variances, favorable ThinPrep manufacturing variances, lower royalty expenses primarily for ThinPrep due to the expiration of a royalty obligation during fiscal 2014, lower Cervista HPV sales, and lower molecular diagnostics instrumentation sales, which have very low gross margins.

Breast Health’s product costs as a percentage of revenue decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in 3D Dimensions sales on both a unit basis and as a percentage of total digital mammography system sales compared to our 2D systems. Our 3D Dimensions systems have higher average sales prices than our 2D systems resulting in higher gross margins. In addition, we had higher software related sales for 3D upgrades and our C-View product, which have higher gross margins than capital equipment sales. In addition, we had lower revenues from our Hitec-Imaging business, which has lower gross margins than the majority of our Breast Health products.

GYN Surgical’s product costs as a percentage of revenue increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in sales volumes for our MyoSure system and product mix shift. The MyoSure system has lower gross margins than our NovaSure system. In addition, we recorded a $4.0 million charge to write-off certain inventory that will not be utilized.

Skeletal Health’s product costs as a percentage of revenue decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to increases in volumes related to our Horizon products.
Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 8.5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense increased in the current quarter partially due to an increase in developed technology as a result of certain in-process R&D projects being completed in fiscal 2014. The decrease in amortization expense in the six month period compared to the corresponding period in the prior year was primarily due to lower amortization expense from intangible assets from the Cytyc acquisition, which are being amortized based on the pattern of economic use, and the write-off of the MRI breast coils developed technology asset as a result of the divestiture of this product line in the fourth quarter of fiscal 2014 partially offset by an increase in developed technology as a result of certain in-process R&D projects being completed in 2014.

Impairment of Intangible Assets. There was no impairment of Intangible Assets in the current three and six month periods. In the second quarter of fiscal 2014, we evaluated our MRI breast coils product line asset group, which is within our Breast Health segment, for impairment due to the expectation that it would be sold or disposed of significantly before the end of its previously estimated useful life, which ultimately occurred in the fourth quarter of fiscal 2014. The undiscounted cash flows expected to be generated by this asset group over its estimated remaining life were not sufficient to recover its carrying value. We estimated the fair value of the asset group resulting in an aggregate impairment charge of $28.6 million, comprised of $27.1 million of intangible assets and $1.5 million of property and equipment. The impairment charge was allocated to the long-lived assets, resulting in $26.6 million being allocated to developed technology.
Cost of Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 28, 2015		March 29, 2014		Change		March 28, 2015		March 29, 2014		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$54.2	49.7%	$53.7	51.7%	$0.5	0.9%	$107.8	50.1%	$107.0	52.5%	$0.8	0.7%
Service and other revenues gross margin was 50.3% and 49.9% in the current three and six month periods, respectively, compared to 48.3% and 47.5% in the corresponding periods in the prior year, respectively. Within our Breast Health segment, the continued conversion of a high percentage of our domestic installed base of digital mammography systems to service contracts upon expiration of the warranty period without a corresponding increase in costs to service these contracts has resulted in higher gross margins.
Operating Expenses

	Three Months Ended						Six Months Ended
	March 28, 2015		March 29, 2014		Change		March 28, 2015		March 29, 2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$53.3	8.1%	$49.9	8.0%	$3.4	6.7%	$105.2	8.0%	$98.6	8.0%	$6.6	6.7%
Selling and marketing	83.0	12.7%	78.7	12.6%	4.3	5.5%	169.0	12.9%	161.9	13.1%	7.1	4.4%
General and administrative	60.3	9.2%	62.1	9.9%	(1.8)	(2.9)%	121.7	9.3%	129.9	10.5%	(8.2)	(6.4)%
Amortization of intangible assets	27.6	4.2%	29.1	4.7%	(1.5)	(5.2)%	55.4	4.2%	55.3	4.5%	0.1	0.1%
Impairment of intangible assets	—	—	0.5	—	(0.5)	(100.0)%	—	0.0%	0.5	—	(0.5)	(100.0)%
Restructuring and divestiture charges	2.0	0.3%	11.6	1.8%	(9.6)	(82.8)%	10.0	0.8%	30.0	2.4%	(20.0)	(66.6)%
	$226.2	34.5%	$231.9	37.1%	$(5.7)	(2.5)%	$461.3	35.3%	$476.2	38.5%	$(14.9)	(3.1)%
Research and Development Expenses. Research and development expenses increased 6.7% in each of the current three and six months periods compared to the corresponding periods in the prior year. The increases were primarily due to increased compensation, primarily from increased headcount, and additional program spend primarily for our virology product line within our molecular diagnostics business, including increased clinical spending and higher spend for prototype materials. Partially offsetting these increases is lower spend from our MRI breast coils product line as a result of the divestiture of this business in the fourth quarter of fiscal 2014. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.

Selling and Marketing Expenses. Selling and marketing expenses increased 5.5% and 4.4% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year. In the current three and six month periods, selling and marketing expenses increased primarily due to increased commissions and higher spend on marketing initiatives for our breast cancer awareness and Genius 3D campaigns. These increases were partially offset by lower travel and consulting costs and lower spend from our MRI breast coils product line as a result of the divestiture of this business in the fourth quarter of fiscal 2014.
General and Administrative Expenses. General and administrative expenses decreased 2.9% and 6.4% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year. The decrease in both periods was primarily due to the inclusion in the prior year periods of $4.7 million of legal and consulting fees to assist in our negotiation and response to shareholder activism that did not recur in the current year periods. In addition, the decreases in the current three and six month periods also reflect decreases in credit card fees related to customer sales, a decrease in certain non-income tax expenses and a reduction of other legal expenses. In addition, in the current six month period, bad debt expense was lower. These decreases were partially offset by higher compensation and benefit costs, primarily due to stock-based compensation.
Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, business licenses and non-compete agreements related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense decreased 5.2% in the current three month period compared to the corresponding prior year period. The decrease in the current quarter was primarily due to lower amortization expense from intangible assets from the Cytyc acquisition, which are being amortized based on the pattern of economic use. For the current six month period, amortization of intangible assets remained essentially flat as the current quarter decrease previously noted was offset by the shortening of the remaining life of certain corporate trade names in the second quarter of fiscal 2014 as we decided to phase out their use.
Impairment of Intangible Assets. There was no impairment of intangible assets in the current three and six month periods of fiscal 2015. In the second quarter of fiscal 2014, we recorded an impairment charge for a trade name intangible asset related to our MRI breast coils product line as previously discussed.
Restructuring and Divestiture Charges. In fiscal 2014, we implemented cost containment measures that primarily resulted in headcount reductions and also started the process of reorganizing our senior management team and international structure, which has led to additional headcount actions in fiscal 2015. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are being recognized either ratably over the respective required employee service periods or up-front for contractual benefits, and other charges are being recognized as incurred. In the current three and six month periods, we recorded aggregate charges of $2.0 million and $10.0 million, respectively, related to these actions, primarily for severance and benefits and to a lesser extent facility closure costs. In the prior year three and six month periods, we recorded aggregate charges of $11.6 million and $30.0 million, respectively, primarily related to our fiscal 2014 actions including the termination of our former President and CEO and shutting down our Hitec-Imaging organic photoconductor manufacturing line. These charges recorded in fiscal 2014 primarily related to severance and benefits, and the six month period includes a $3.1 million impairment charge to record certain buildings at one of our German locations to their estimated fair value. For additional information pertaining to restructuring actions and charges, please refer to Note 3 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.
Interest Income

	Three Months Ended				Six Months Ended
	March 28, 2015	March 29, 2014	Change		March 28, 2015	March 29, 2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$0.3	$0.1	$0.2	200.0%	$0.7	$0.5	$0.2	40.0%
Interest income increased by $0.2 million in both the current three and six month periods compared to the corresponding periods in the prior year. These increases are primarily related to slightly higher average cash balances in the current year periods.

Interest Expense

	Three Months Ended				Six Months Ended
	March 28, 2015	March 29, 2014	Change		March 28, 2015	March 29, 2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(49.4)	$(54.4)	$5.0	(9.2)%	$(101.9)	$(115.7)	$13.8	(12.0)%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our Convertible Notes, Senior Notes and amounts borrowed under our Credit Agreement. The decreases in interest expense in the current three and six month periods compared to the corresponding periods in the prior year were primarily due to lower outstanding balances under the Credit Agreement from principal payments in fiscal 2014 and 2015, which included voluntary pre-payments, lower weighted-average interest rates due to refinancing the Term Loan B facility during fiscal 2014, and the redemption of $405.0 million in principal amount of our 2.00% Convertible Notes due 2037, or the 2007 Notes, in December 2013.
Debt Extinguishment Loss

	Three Months Ended				Six Months Ended
	March 28, 2015	March 29, 2014	Change		March 28, 2015	March 29, 2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Debt Extinguishment Loss	$—	$(4.4)	$4.4	(100.0)%	$(6.7)	$(7.4)	$0.7	(8.9)%

In the second quarter of fiscal 2014, we refinanced our Term Loan B facility and voluntarily prepaid $25.0 million of principal. In connection with this transaction, we recorded a debt extinguishment loss of $4.4 million for the write off of the pro-rata share of the debt discount and deferred issuance costs. Additionally, in the first quarters of each of fiscal 2015 and 2014, we made voluntary pre-payments of $300.0 million and $100.0 million on our Term Loan B facility, respectively. These prepayments are considered a partial debt extinguishment and, as a result, the pro-rata share of the debt discount and deferred issuance costs aggregating $6.7 million and $3.0 million related to these prepayments were recorded as a debt extinguishment loss in the first quarter of fiscal 2015 and 2014, respectively.
Other (Expense) Income, net

	Three Months Ended				Six Months Ended
	March 28, 2015	March 29, 2014	Change		March 28, 2015	March 29, 2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other (Expense) Income, net	$0.1	$(3.3)	$3.4	(104.2)%	$(0.5)	$(2.1)	$1.6	(76.2)%
For the current three month period, this account was primarily comprised of gains of $0.5 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan, partially offset by net foreign currency exchange losses of $0.4 million. For the prior year three month period, this account was primarily comprised of an other-than temporary impairment charge for a cost-method equity investment of $3.0 million and net foreign currency exchange losses of $0.5 million.

For the current six month period, this account was primarily comprised of net foreign currency exchange losses of $1.9 million, partially offset by gains of $1.5 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan. For the prior year six month period, this account was primarily comprised of other-than-temporary impairment charges on cost-method equity investments of $3.7 million and net foreign currency exchange losses of $1.0 million, partially offset by gains of $2.7 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan.
Provision for Income Taxes

	Three Months Ended				Six Months Ended
	March 28, 2015	March 29, 2014	Change		March 28, 2015	March 29, 2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$13.0	$5.0	$8.0	159.1%	$27.9	$8.9	$19.0	211.9%
Our effective tax rate for the current three and six month periods was 21.4% and 26.6%, respectively, compared to a provision of 42.7% and 67.9%, respectively, on pre-tax losses for the corresponding periods in the prior year. For the current three and six month periods, the effective tax rate differed from the statutory rate primarily due to the domestic production activities deduction and reserve reversals due to a favorable income tax audit settlement. For the prior year three and six month periods, the effective tax rate was higher than the statutory rate primarily due to unbenefited foreign losses, partially offset by the domestic production activities deduction.
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
Diagnostics

	Three Months Ended				Six Months Ended
	March 28, 2015	March 29, 2014	Change		March 28, 2015	March 29, 2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$296.7	$290.8	$5.9	2.0%	$600.8	$576.5	$24.3	4.2%
Operating Income	$27.1	$15.2	$11.9	77.6%	$55.3	$20.0	$35.3	176.7%
Operating Income as a % of Segment Revenue	9.1%	5.2%			9.2%	3.5%
Diagnostics revenues increased in the current year three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above.
Operating income for this business segment increased in the current three and six month periods compared to the corresponding periods in the prior year due to increased gross profit in absolute dollars and lower operating expenses. Gross profit in absolute dollars increased in the current quarter primarily due to increased Aptima sales and higher blood screening revenues as a result of the recent agreement between Grifols and the Japanese Red Cross, partially offset by a decrease in Cervista HPV volume and the negative foreign currency impact of the strengthening U.S. dollar on our sales denominated in foreign currencies. In addition, we had lower instrumentation sales in the current quarter and year to date period, which carry very low gross margins, as well as favorable manufacturing variances and lower royalty expense for ThinPrep. As a result, gross margin improved to 47.9% and 48.3% in the current three and six month periods of fiscal 2015, respectively, from 46.1% and 46.3% in the corresponding prior year periods, respectively.

Operating expenses decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a reduction in headcount in general and administrative functions and international sales and marketing, lower restructuring charges, lower bad debt expense and a decrease in non-income tax expense. These decreases were partially offset by an increase in spending on research and development for additional headcount and project spending, primarily for our virology product line, and higher intangible asset amortization expense for the current six month period from shortening the life of certain trade names.
Breast Health

	Three Months Ended				Six Months Ended
	March 28, 2015	March 29, 2014	Change		March 28, 2015	March 29, 2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$255.5	$238.7	$16.8	7.0%	$497.5	$465.2	$32.3	6.9%
Operating Income	$75.4	$25.8	$49.6	191.9%	$135.9	$69.7	$66.2	95.1%
Operating Income as a % of Segment Revenue	29.5%	10.8%			27.3%	15.0%
Breast Health revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the $10.4 million and $20.2 million increase in product revenue discussed above and the $6.4 million and $12.1 million increase in service revenue that was substantially related to additional service revenue driven by the increased sales of our 3D Dimensions systems.
Operating income for this business segment increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in gross profit in absolute dollars from higher revenue combined with a decrease in operating expenses. The overall gross margin increased to 56.3% and 55.1% in the current three and six month periods, respectively, compared to 41.1% and 46.1% in the corresponding periods in the prior year, respectively, primarily due to the inclusion in the prior year periods of a $26.6 million asset impairment charge related to our MRI breast coils product line discussed above. In addition, the current year periods reflect an increase in 3D Dimensions sales, on both a unit basis and as a percentage of total digital mammography systems, compared to our 2D systems and an increase in software related sales, which have higher gross margins. In addition, service gross margin has improved due to an increase in service contracts from our higher installed base upon expiration of the warranty period without a corresponding increase in costs.
Operating expenses decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to lower restructuring charges, a reduction in compensation from headcount reductions, lower intangible asset amortization expense, and lower expenses as a result of divesting our MRI breast coils product line. These expense decreases were partially offset by an increase in commissions due to higher revenues and higher marketing expenditures primarily for our breast cancer awareness and Genius 3D campaigns.
GYN Surgical

	Three Months Ended				Six Months Ended
	March 28, 2015	March 29, 2014	Change		March 28, 2015	March 29, 2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$79.1	$72.0	$7.1	9.9%	$163.5	$150.9	$12.6	8.3%
Operating Income	$4.5	$6.6	$(2.1)	(31.2)%	$17.7	$17.7	$—	(0.1)%
Operating Income as a % of Segment Revenue	5.7%	9.1%			10.8%	11.7%
GYN Surgical revenues increased in the current three and six month periods compared to the corresponding periods in the prior year due to the change in product revenues discussed above.

Operating income for this business segment decreased in the current quarter compared to the corresponding period in the prior year primarily due to gross profit in absolute dollars that remained essentially flat while operating expenses increased. For the current six month period, operating income was flat when compared to the corresponding period in the prior year as the increase in gross profit from higher revenues was offset by higher overall operating expenses. In the current quarter, gross profit was negatively impacted by the $4.0 million charge to write-off inventory that will not be utilized. Gross margins decreased to 50.2% and 55.2% in the current three and six month periods from 55.6% and 57.6% in the corresponding periods in the prior year. In addition to the inventory impairment charge referenced above, gross margin has declined primarily due to an increase in sales volumes for our MyoSure systems and product mix shift as these sales become a higher percentage of GYN Surgical revenues. The MyoSure system has lower gross margins than our NovaSure system.
Operating expenses increased in the current three and six month periods, albeit at a slower pace than revenue, primarily due to an increase in sales force headcount, higher commissions, increased costs associated with international sales initiatives, and increased research and development expenses from higher headcount and project spend.
Skeletal Health

	Three Months Ended				Six Months Ended
	March 28, 2015	March 29, 2014	Change		March 28, 2015	March 29, 2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$24.2	$23.5	$0.7	3.3%	$46.5	$44.8	$1.7	3.9%
Operating Income	$2.8	$2.6	$0.2	9.0%	$4.4	$4.1	$0.3	8.1%
Operating Income as a % of Segment Revenue	11.7%	11.1%			9.5%	9.1%
Skeletal Health revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above.
Operating income increased slightly in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the slight increases in gross margin in absolute dollars as a result of higher sales of our higher margin Horizon product, although higher operating expenses offset most of this increase. The gross margin rate increased slightly to 43.4% in the current quarter from 43.0% in the corresponding period in the prior year. The gross margin rate for the current six month period decreased slightly to 42.8% from 43.3% in the corresponding prior year period.

LIQUIDITY AND CAPITAL RESOURCES
At March 28, 2015, we had $372.1 million of working capital, and our cash and cash equivalents totaled $670.5 million. Our cash and cash equivalents balance decreased by $65.6 million during the first six months of fiscal 2015 primarily due to debt principal payments and capital expenditures, partially offset by operating cash flows and proceeds from the exercise of stock options granted pursuant to our employee benefit programs.
In the first six months of fiscal 2015, our operating activities provided us with $311.3 million of cash, which included net income of $77.0 million, non-cash charges for depreciation and amortization aggregating $248.6 million, non-cash interest expense of $33.2 million related to our outstanding debt, stock-based compensation expense of $25.8 million, and debt extinguishment losses of $6.7 million. These adjustments to net income were partially offset by a decrease in net deferred tax liabilities of $79.1 million, primarily from the amortization of intangible assets. Cash provided by operations included a net cash inflow of $1.2 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by a decrease in inventory of $29.0 million as a result of increased sales in both the Diagnostics and Breast Health segments and an overall effort to reduce inventory levels, an increase in deferred revenue of $7.3 million, and a decrease in accounts receivable of $3.3 million primarily due to the timing of cash collections. These inflows were partially offset by a decrease in accrued expenses of $19.3 million primarily due to payments of annual bonuses, legal expenses and settlements, and severance relating to restructuring actions, and a decrease in accounts payable of $17.8 million related to the timing of cash payments.

In the first six months of fiscal 2015, our investing activities utilized $39.0 million of cash primarily for capital expenditures of $39.7 million, which consisted primarily of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware.
In the first six months of fiscal 2015, our financing activities used cash of $332.3 million primarily due to $357.5 million in debt principal payments comprised of $300.0 million in voluntary prepayments and $57.5 million of scheduled principal payments under our Credit Agreement, and $12.1 million for employee-related taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $37.4 million from our equity plans, primarily from the exercise of stock options.
Debt
We had total recorded debt outstanding of $3.94 billion at March 28, 2015, which is comprised of amounts outstanding under our amended Credit Agreement of $1.68 billion (principal $1.69 billion), Senior Notes of $1.00 billion and Convertible Notes of $1.26 billion (principal $1.32 billion).
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
We are required to make scheduled principal payments under the Term Loan A facility in increasing amounts, which is currently $25.0 million per three month period and will increase to $50.0 million per three month period commencing October 31, 2015, and under the Term Loan B facility in equal installments of $3.75 million per three month period until maturity. The remaining principal balance of $400 million for Term Loan A and $770 million for Term Loan B is due at maturity. Any amounts outstanding under the Revolving Facility are due at maturity. We are required to make principal repayments first, pro rata among the term loan facilities, and second to the Revolving Facility from specified excess cash flows from operations and from the net proceeds of specified types of asset sales, debt issuances, insurance recoveries and equity offerings. Subject to certain limitations, we may voluntarily pre-pay any of the credit facilities without premium or penalty.
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
The credit facilities contain two financial ratio covenants measured as of the last day of each fiscal quarter: a total net leverage ratio and an interest coverage ratio. As of March 28, 2015, we were in compliance with these covenants.
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

Convertible Notes
At March 28, 2015, our Convertible Notes, in the aggregate principal amount of $1.32 billion, are recorded at $1.26 billion, which is net of the unamortized debt discount attributed to the embedded conversion feature of the Convertible Notes. These notes consist of:

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
During the second quarter of fiscal 2015, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2010 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of the 2010 Notes may convert their notes during the third quarter of fiscal 2015. As such, we classified the $417.3 million in carrying value ($450.0 million principal value) of our 2010 Notes as a current debt obligation. In the event the closing price conditions are met in the third quarter of fiscal 2015 or a future fiscal quarter, the 2010 Notes will be convertible at a holder's option during the immediately following fiscal quarter. As of March 28, 2015, the if-converted value of the 2010 Notes exceeded the aggregate principal amount by approximately $200 million. It is our current intent and policy to settle any conversion of the Convertible Notes as if we had elected to make either a net share settlement or all cash election, such that upon conversion, we intend to pay the holders in cash for the principal amount of the 2010 Notes and, if applicable, shares of our common stock or cash to satisfy the premium based on a calculated daily conversion value.
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
Stock Repurchase Program
On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock over the next three years. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program. Through March 28, 2015, we had not repurchased any shares of our common stock under this program.
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
Future Liquidity Considerations
We believe that our cash and cash equivalents, cash flows from operations and the cash available under our Revolving Facility will provide us with sufficient funds in order to fund our expected normal operations and debt payments, including interest and potential payouts for any convertible notes for which conversion is triggered by the holder, over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt and related deferred tax liabilities, as applicable, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our Credit Agreement, Senior Notes and Convertible Notes. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 27, 2014.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, publicly-traded equity securities, cost-method equity investments, mutual funds, insurance contracts and related deferred compensation plan liabilities, interest rate caps, accounts payable and debt obligations. Except for our outstanding Convertible Notes and Senior Notes, the fair value of these financial instruments approximates their carrying amount. As of March 28, 2015, we have $1.32 billion in principal amount of Convertible Notes outstanding, which are comprised of our 2010 Notes with a principal amount of $450.0 million, our 2012 Notes with a principal amount of $500.0 million and our 2013 Notes with a principal amount of $370.0 million. The Convertible Notes are recorded net of the unamortized debt discount on our consolidated balance sheets. The fair value of our 2010 Notes, 2012 Notes and 2013 Notes as of March 28, 2015 was approximately $652.3 million, $613.3 million and $430.2 million, respectively. Amounts outstanding under our Credit Agreement aggregating $1.69 billion aggregate principal as of March 28, 2015 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value. The fair value of our Senior Notes is approximately $1.04 billion.
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
As of March 28, 2015, there was $1.69 billion in aggregate principal amount outstanding under the Credit Agreement comprised of $850 million under the Term Loan A facility and $837.5 million under the Term Loan B facility. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by less than $1.0 million due to the low current interest rate environment and the floor on our Term Loan B facility. On January 7, 2015, we entered into two separate interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on these facilities. The critical terms of the interest rate caps were designed to mirror the terms of our LIBOR-based borrowings under the Credit Agreement. We designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal for a two-year period, which ends on December 30, 2016.
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
As of March 28, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 28, 2015.
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

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.
Information with respect to this Item may be found in Note 6 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended September 27, 2014.
Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 27, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions)
December 28, 2014 – January 24, 2015	5,735	$26.94	—	$250.0
January 25, 2015 – February 21, 2015	17,820	29.70	—	250.0
February 22, 2015 – March 28, 2015	25,898	32.01	—	250.0
Total	49,453	$—	—	$250.0
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

(2)
On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock over the next three years. Through March 28, 2015, we had not repurchased any shares of our common stock under this program.

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.1†*	Offer Letter dated January 6, 2015 by and between John M. Griffin and Hologic.

10.2†*	Severance and Change of Control Agreement dated February 2, 2015 by and between John M. Griffin and Hologic.

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition
_______________
†    Indicates management contract or compensatory plan, contract or arrangement.
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	April 30, 2015	/s/ Stephen P. MacMillan

Stephen P. MacMillan President and Chief Executive Officer

Date:	April 30, 2015	/s/ Robert W. McMahon

Robert W. McMahon
Chief Financial Officer (Principal Financial Officer)