Form 10-Q
period 2015-06-27
HOLOGIC INC
filed 2015-07-29
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
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
As of July 24, 2015, 281,802,585 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Revenues:
Product	$583.0	$529.3	$1,676.0	$1,562.8
Service and other	110.9	103.3	326.2	307.3
	693.9	632.6	2,002.2	1,870.1
Costs of revenues:
Product	186.2	186.7	559.6	549.3
Amortization of intangible assets	73.1	80.5	225.6	234.1
Impairment of intangible assets	—	—	—	26.6
Service and other	55.9	52.6	163.7	159.6
Gross Profit	378.7	312.8	1,053.3	900.5
Operating expenses:
Research and development	56.0	52.5	161.2	151.1
Selling and marketing	94.3	83.0	263.3	245.0
General and administrative	73.1	64.7	194.7	194.6
Amortization of intangible assets	27.4	29.7	82.8	85.0
Impairment of intangible assets	—	—	—	0.5
Restructuring and divestiture charges	11.9	6.7	21.9	36.6
	262.7	236.6	723.9	712.8
Income from operations	116.0	76.2	329.4	187.7
Interest income	0.3	0.3	1.0	0.8
Interest expense	(52.4)	(52.4)	(154.3)	(168.1)
Debt extinguishment loss	(18.2)	—	(24.9)	(7.4)
Other income (expense), net	1.0	(1.5)	0.6	(3.5)
Income before income taxes	46.7	22.6	151.8	9.5
Provision for income taxes	17.3	11.3	45.3	20.3
Net income (loss)	$29.4	$11.3	$106.5	$(10.8)
Net income (loss) per common share:
Basic	$0.10	$0.04	$0.38	$(0.04)
Diluted	$0.10	$0.04	$0.37	$(0.04)
Weighted average number of shares outstanding:
Basic	281,184	276,843	280,064	274,713
Diluted	292,612	279,205	287,790	274,713

See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income (loss)	$29.4	$11.3	$106.5	$(10.8)
Changes in foreign currency translation adjustment	4.5	3.3	(14.0)	(3.7)
Changes in unrealized holding gains and losses on available-for-sale securities	(0.7)	4.2	(3.9)	2.0
Changes in pension plans, net of taxes of $0.2 in fiscal 2014	—	—	0.1	(0.6)
Changes in value of hedged interest rate caps, net of tax of $0.5 and $1.4 for the three and nine months ended June 27, 2015	(0.7)	—	(2.3)	—
Other comprehensive income (loss)	3.1	7.5	(20.1)	(2.3)
Comprehensive income (loss)	$32.5	$18.8	$86.4	$(13.1)
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	June 27, 2015	September 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$885.0	$736.1
Restricted cash	3.8	5.5
Accounts receivable, less reserves of $10.6 and $12.0, respectively	382.8	396.0
Inventories	295.0	330.6
Deferred income tax assets	—	39.4
Prepaid income taxes	23.7	22.4
Prepaid expenses and other current assets	38.5	35.8
Total current assets	1,628.8	1,565.8
Property, plant and equipment, net	449.9	461.9
Intangible assets, net	3,125.4	3,433.6
Goodwill	2,809.0	2,810.8
Other assets	117.4	142.6
Total assets	$8,130.5	$8,414.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$671.5	$114.5
Accounts payable	89.9	92.1
Accrued expenses	259.5	262.1
Deferred revenue	152.2	150.9
Deferred income tax liabilities	16.1	—
Total current liabilities	1,189.2	619.6
Long-term debt, net of current portion	3,270.8	4,153.2
Deferred income tax liabilities	1,209.7	1,375.4
Deferred revenue	17.6	20.1
Other long-term liabilities	206.1	183.4
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 281,485 and 277,972 shares issued, respectively	2.8	2.8
Additional paid-in-capital	5,736.3	5,658.2
Accumulated deficit	(3,494.1)	(3,600.6)
Accumulated other comprehensive income (loss)	(7.9)	2.6
Total stockholders’ equity	2,237.1	2,063.0
Total liabilities and stockholders’ equity	$8,130.5	$8,414.7
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	June 27, 2015	June 28, 2014
OPERATING ACTIVITIES
Net income (loss)	$106.5	$(10.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	60.8	72.7
Amortization	308.3	319.1
Non-cash interest expense	49.5	52.2
Stock-based compensation expense	42.2	39.1
Excess tax benefit related to equity awards	(8.0)	(5.2)
Deferred income taxes	(110.9)	(204.6)
Asset impairment charges	—	33.3
Cost-method equity investment impairment charges	—	6.9
Debt extinguishment loss	24.9	7.4
Loss on disposal of business	9.6	—
Loss on disposal of property and equipment	4.5	5.1
Other	0.5	(1.4)
Changes in operating assets and liabilities:
Accounts receivable	3.5	28.4
Inventories	32.9	(42.2)
Prepaid income taxes	(1.3)	34.4
Prepaid expenses and other assets	4.7	13.8
Accounts payable	(1.8)	1.7
Accrued expenses and other liabilities	25.3	16.1
Deferred revenue	2.4	10.7
Net cash provided by operating activities	553.6	376.7
INVESTING ACTIVITIES
Net proceeds from sale of business	—	2.4
Purchase of property and equipment	(27.9)	(30.9)
Increase in equipment under customer usage agreements	(30.2)	(26.9)
Net (purchases) sales of insurance contracts	(6.4)	13.8
Purchases of mutual funds	—	(29.7)
Sales of mutual funds	7.7	22.4
Increase in other assets	—	(3.0)
Net cash used in investing activities	(56.8)	(51.9)
FINANCING ACTIVITIES
Repayment of long-term debt	(2,045.0)	(578.8)
Net proceeds from long-term debt	1,495.1	—
Proceeds from revolving credit line	175.0	—
Payment of debt issuance costs	(8.3)	(2.4)
Purchase of interest rate caps	(6.1)	—
Payment of deferred acquisition consideration	—	(5.0)
Net proceeds from issuance of common stock pursuant to employee stock plans	50.4	75.8
Excess tax benefit related to equity awards	8.0	5.2
Payment of minimum tax withholdings on net share settlements of equity awards	(12.6)	(9.2)
Net cash used in financing activities	(343.5)	(514.4)
Effect of exchange rate changes on cash and cash equivalents	(4.4)	(0.4)
Net increase (decrease) in cash and cash equivalents	148.9	(190.0)
Cash and cash equivalents, beginning of period	736.1	822.5
Cash and cash equivalents, end of period	$885.0	$632.5
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and nine months ended June 27, 2015 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 26, 2015.
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There was one significant unrecognized subsequent event related to the unaudited consolidated financial statements for the three and nine months ended June 27, 2015 related to the Company's issuance of $1.0 billion aggregate principal amount of 5.250% senior notes due 2022 in a private offering and the subsequent discharge of the Company's existing $1.0 billion aggregate principal amount of 6.25% senior notes due 2020 (see Note 4) on July 2, 2015. There were no material recognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three and nine months ended June 27, 2015.

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
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at June 27, 2015:

		Fair Value at Reporting Date Using
	Balance as of June 27, 2015	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Equity securities	$21.1	$21.1	$—	$—
Mutual funds	8.4	8.4	—	—
Interest rate cap - derivative	2.4	—	2.4	—
Total	$31.9	$29.5	$2.4	$—
Liabilities:
Deferred compensation liabilities	$33.4	$33.4	$—	$—
Total	$33.4	$33.4	$—	$—
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
The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $4.4 million and $5.2 million at June 27, 2015 and September 27, 2014, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost, less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to make such an estimation would be impractical. In the three and nine month periods ended June 28, 2014, the Company recorded other-than-temporary impairment charges of $3.2 million and $6.9 million, respectively, related to its cost-method equity investments.
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
Amounts outstanding under the Company’s Credit Agreement of $1.68 billion aggregate principal as of June 27, 2015 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s Senior Notes had a fair value of approximately $1.03 billion as of June 27, 2015 based on their trading price, representing a Level 1 measurement. The fair value of the Company’s Convertible Notes is based on the trading prices of the respective notes and represents a Level 1 measurement. Refer to Note 4 for the carrying amounts of the various components of the Company’s debt.
The estimated fair values of the Company’s Convertible Notes at June 27, 2015 were as follows:

2010 Notes	$746.2
2012 Notes	651.3
2013 Notes	449.2
$1,846.7

(3) Restructuring and Divestiture Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. In addition, the Company continually assesses its management structure. As a result of these assessments, the Company has undertaken various restructuring actions, which are described below. The following table displays charges taken in the fiscal 2015 year to date period and fiscal 2014 related to these actions and a rollforward of the accrued balances from September 27, 2014 to June 27, 2015:

	Consolidation of Diagnostics Operations	Fiscal 2015 Actions	Fiscal 2014 Actions	Other Operating Cost Reductions	Total
Fiscal 2014 charges:
Workforce reductions	$2.9	$—	$29.5	$9.8	$42.2
Non-cash impairment charge	—	—	—	3.1	3.1
Facility closure costs	—	—	—	0.6	0.6
Other	0.1	—	—	0.2	0.3
Fiscal 2014 restructuring charges	$3.0	$—	$29.5	$13.7	$46.2
Divestiture net charges					5.5
Fiscal 2014 restructuring and divestiture charges					$51.7
Fiscal 2015 charges:
Workforce reductions	$0.1	$3.7	$6.1	$0.2	$10.1
Facility closure costs	0.5	—	1.6	0.1	2.2
Fiscal 2015 restructuring and divestiture charges	$0.6	$3.7	$7.7	$0.3	$12.3
Divestiture net charges					9.6
Fiscal 2015 restructuring and divestiture charges					$21.9

	Consolidation of Diagnostics Operations	Fiscal 2015 Actions	Fiscal 2014 Actions	Other Operating Cost Reductions	Total
Rollforward of Accrued Restructuring
Balance as of September 27, 2014	$3.0	$—	$12.0	$1.9	$16.9
Fiscal 2015 restructuring charges	0.6	3.7	7.7	0.3	12.3
Stock-based compensation	—	(0.7)	—	—	(0.7)
Severance payments	(3.0)	(1.7)	(15.0)	(1.9)	(21.6)
Other payments	(0.5)	—	(1.0)	(0.3)	(1.8)
Balance as of June 27, 2015	$0.1	$1.3	$3.7	$—	$5.1
Consolidation of Diagnostics Operations
In connection with its acquisition of Gen-Probe Incorporated (“Gen-Probe”) in August 2012, the Company implemented restructuring actions to consolidate its Diagnostics operations, including streamlining product development initiatives, reducing overlapping functional areas in sales, marketing and general and administrative functions, and consolidating manufacturing resources, field services and support. As a result, the Company terminated certain employees from Gen-Probe and its legacy diagnostics business in research and development, sales, marketing and general and administrative functions. The Company also decided to move its legacy molecular diagnostics operations from Madison, Wisconsin to Gen-Probe’s facilities in San Diego, California. This transfer was completed at the end of fiscal 2014, and as a result, many of the employees in Madison were terminated. The Company recorded severance and benefit charges pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420), beginning in fiscal 2012 through the first quarter of fiscal 2015. The Company recorded $3.0 million for severance and benefits in fiscal 2014. The Company recorded $0.6 million for facility closure costs and severance and benefits in the nine months ended June 27, 2015 and $0.6 million and $2.3 million for severance and benefits in the three and nine months ended June 28, 2014, respectively.

Fiscal 2015 Actions
In the first, second and third quarters of fiscal 2015, the Company continued to make executive management changes resulting in the termination of certain executives and employees on a worldwide basis. In addition, the Company continued to consolidate and close certain international offices. Severance and benefit charges under these actions have been recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712), and ASC 420 depending on the circumstances, and the Company recorded severance and benefit charges of $0.7 million and $3.7 million in the three and nine months ended June 27, 2015, respectively. Included in the charge is $0.7 million of stock-based compensation in the nine month period.
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
In the second, third, and fourth quarters of fiscal 2014, the Company continued to make executive management changes and implemented additional cost reduction initiatives resulting in the termination of certain executives and employees on a worldwide basis. In addition, in the fourth quarter of fiscal 2014, the Company decided to consolidate and close certain international offices. Severance and benefit charges under these actions were recorded pursuant to ASC 420 and ASC 712 depending on the circumstances, and the Company recorded severance and benefit charges of $16.6 million in fiscal 2014. Included in the charge was $1.8 million of stock-based compensation for the modification of the terms of equity awards to certain employees. Of these charges, $3.0 million and $5.0 million was recorded in the second and third quarters of fiscal 2014, respectively, for severance and benefits pursuant to ASC 712. The Company recorded $0.2 million and $6.1 million for severance and benefits in the three and nine months ended June 27, 2015, respectively, and $1.4 million and $1.6 million for facility closure costs in the three and nine months ended June 27, 2015, respectively. The facility closure costs primarily relate to lease obligation charges for two office locations.
Other Operating Cost Reductions:
Hitec-Imaging Organic Photoconductor Manufacturing Line Shut-down
In the fourth quarter of fiscal 2013, in connection with the Company’s cost reduction initiatives, the Company decided to shut-down its Hitec-Imaging organic photoconductor manufacturing line located in Germany. This production line is included within the Breast Health segment. As a result, the Company terminated certain employees, primarily in manufacturing, in fiscal 2014. During the first quarter of fiscal 2014, the Company completed its negotiations with the local Works Council to determine severance benefits for the approximately 95 affected employees. The Company recorded severance and benefit charges pursuant to ASC 420 and estimates the total severance and related charges related to this action will be approximately $9.3 million. The Company began notifying the affected employees in the second quarter of fiscal 2014, and as such no charges were recorded in the first quarter of fiscal 2014. The Company recorded charges of $8.7 million in fiscal 2014 in connection with terminating these employees of which $7.3 million and $1.1 million was recorded in the second and third quarters of fiscal 2014, respectively. In fiscal 2015, the Company recorded $0.3 million for severance and benefits and facility closure costs. The Company also recorded an impairment charge of $3.1 million in the first quarter of fiscal 2014 to record certain buildings at this location to their estimated fair value.

Divestitures
In the fourth quarter of fiscal 2014, the Company completed the sale of its MRI breast coils product line and recorded a loss on disposal of $5.3 million. The Company also provided certain transition services through April 2015, including the manufacturing and sale of inventory to the buyer. Since all operations had ceased during the third quarter of fiscal 2015, the Company concluded that this subsidiary had been substantially liquidated and recorded a $9.6 million charge in the third quarter of fiscal 2015 related to writing off the cumulative translation adjustment related to the subsidiary.

(4) Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	June 27, 2015	September 27, 2014
Current debt obligations, net of debt discount:
Term Loan	74.7	—
Revolver	175.0	—
Term Loan A	—	99.6
Term Loan B	—	14.9
Convertible Notes	421.8	—
Total current debt obligations	671.5	114.5
Long-term debt obligations, net of debt discount:
Term Loan	1,418.1	—
Term Loan A	—	796.7
Term Loan B	—	1,120.9
Senior Notes	1,000.0	1,000.0
Convertible Notes	852.7	1,235.6
Total long-term debt obligations	3,270.8	4,153.2
Total debt obligations	3,942.3	4,267.7
The debt maturity schedule for the Company's obligations as of June 27, 2015 was as follows:

	Remainder 2015	2016	2017	2018	2019	2020 and Thereafter	Total
Term Loan	$18.7	$75.0	$84.4	$121.9	$150.0	$1,050.0	$1,500.0
Revolver	—	175.0	—	—	—	—	175.0
Senior Notes	—	—	—	—	—	1,000.0	1,000.0
Convertible Notes (1)	450.0	—	—	906.4	—	—	1,356.4
	$468.7	$250.0	$84.4	$1,028.3	$150.0	$2,050.0	$4,031.4
(1) Classified based on the earliest date of redemption for each respective issuance with the exception of the 2010 Notes which are convertible by their respective holders as further discussed below. In addition, the balance in fiscal 2018 reflects accretion on the 2013 Notes through June 27, 2015.
Credit Agreement
On May 29, 2015, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders party thereto (collectively, the "Lenders"). This Credit Agreement replaced the Company's existing senior secured credit facility with Goldman Sachs Bank USA, in its capacity as administrative and collateral agent and the lenders party thereto ("Prior Credit Agreement") entered into on August 1, 2012, and the proceeds under the Credit Agreement of $1.68 billion were used to pay off the amounts outstanding under the Prior Credit Agreement.

The credit facilities under the Credit Agreement consist of:

•	A $1.5 billion secured term loan to Hologic with a final maturity date of May 29, 2020 (the “Term Loan”); and

•	A secured revolving credit facility under which the Borrowers (as defined below) may borrow up to $1 billion, subject to certain sublimits, with a final maturity date of May 29, 2020 (the “Revolver”).
Hologic and one of its subsidiaries, Hologic GGO 4 Ltd ("Hologic U.K.") are the initial borrowers (the “Borrowers”) under the Credit Agreement. Hologic’s obligations under the Credit Agreement are guaranteed by certain of Hologic's domestic subsidiaries (the "Subsidiary Guarantors"). Hologic U.K.’s obligations under the Credit Agreement are guaranteed by Hologic and the Subsidiary Guarantors.
In addition to the Term Loan, the Company borrowed $175.0 million under the Revolver. Borrowings under the Revolver may be made in certain alternative currencies pursuant to the terms of the Credit Agreement. The Company has the ability, subject to the terms of the Credit Agreement, to designate any additional wholly-owned foreign subsidiary of Hologic as a Designated Borrower (as defined in the Credit Agreement) to receive loans up to a $100 million sublimit. The obligations of any Designated Borrower under such sublimit would be guaranteed by Hologic and the Subsidiary Guarantors.
Borrowings under the Credit Facilities bear interest, at the Company's option and in each case plus an applicable margin, as follows:

•	Term Loan: the Base Rate (as defined in the Credit Agreement) or the Eurocurrency Rate (i.e., the Libor rate); and

•
Revolver: if funded in U.S. Dollars, the Base Rate or the Eurocurrency Rate, and, if funded in an alternative currency, the Eurocurrency Rate; and if requested under the swing line sublimit, the Base Rate.

The applicable margin to the Base Rate and the Eurocurrency Rate is subject to specified changes depending on the total net leverage ratio as defined in the Credit Agreement. Current borrowings outstanding under the Credit Agreement bear interest at the Eurocurrency Rate plus the applicable margin of 1.75% per annum. The Company is also required to pay a quarterly commitment fee on the undrawn committed amount available under the Revolver.
The Company is required to make scheduled principal payments under the Term Loan in increasing amounts ranging from $18.75 million per three-month period commencing with the three-month period ending on September 25, 2015 to $37.5 million per three-month period commencing with the three-month period ending on September 28, 2018. The remaining balance of the Term Loan is due at maturity. Any amounts outstanding under the Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the Credit Agreement, the Company is required to make certain mandatory prepayments from specified excess cash flows from operations (to the extent the Company’s net senior secured leverage ratio exceeds a certain ratio) and from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances and insurance recoveries (subject to certain reinvestment rights) (“Mandatory Prepayments”). Mandatory Prepayments are required to be applied by the Company, first, to the Term Loan, second, to any outstanding amount under the swing line sublimit, third, to the Revolver, and fourth to any outstanding amount under a letter of credit sublimit. Subject to certain limitations, the Company may voluntarily prepay any of the credit facilities under the Credit Agreement without premium or penalty.
Borrowings outstanding under the Credit Agreement and the Prior Credit Agreement for the three and nine months ended June 27, 2015 had weighted-average interest rates of 2.39% and 2.59%, respectively. The interest rate on the outstanding Term Loan borrowing at June 27, 2015 was 1.94%. Interest expense under the Credit Agreement and Prior Credit Agreement aggregated $12.8 million and $44.7 million for the three and nine months ended June 27, 2015, respectively, which includes non-cash interest expense of $2.2 million and $8.0 million related to the amortization of the deferred issuance costs and accretion of the debt discount, respectively.  Interest expense totaled $17.9 million and $57.5 million for the three and nine months ended June 28, 2014, respectively, which includes non-cash interest expense of $3.1 million and $9.6 million related to the amortization of the deferred issuance costs and accretion of the debt discount, respectively.

The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the Borrowers and the Subsidiary Guarantors, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. The Credit Agreement also contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults and an event of default upon a change of control of the Company.

Borrowings are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Company, with certain exceptions. The Credit Agreement contains total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter. The total net leverage ratio is 5.50:1.00 beginning on the Company's fiscal quarter ending September 26, 2015, and then decreases over time to 4.00:1.00 for the quarter ending March 28, 2020. The interest coverage ratio is 3.75:1.00 beginning on the Company's fiscal quarter ending September 26, 2015, and will remain as such for each quarter thereafter. The total net leverage ratio is defined as the ratio of the Company's consolidated net debt as of the quarter end to its consolidated adjusted EBITDA (as defined in the Credit Agreement) for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of the Company's consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on the measurement date to adjusted consolidated cash interest expense for the same measurement period. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement. Although the covenant calculations were not required as of June 27, 2015, the Company would have been in compliance.
The Company has evaluated the Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified embedded derivatives that require bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives are a default provision, which could require additional interest payments, and a provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company has determined that the fair value of these embedded derivatives was nominal as of June 27, 2015.
Pursuant to ASC 470, Debt (ASC 470), the accounting for the Credit Agreement was evaluated on a creditor-by-creditor basis with regard to the Prior Credit Agreement to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the Prior Credit Agreement did not participate in this refinancing transaction and ceased being creditors of the Company. As a result, the Company recorded a debt extinguishment loss of $18.2 million in the third quarter of fiscal 2015 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to these creditors. For the remainder of the creditors, this transaction has been accounted for as a modification because on a creditor-by-creditor basis the present value of the cash flows between the two debt instruments before and after the transaction was less than 10%. Pursuant to ASC 470, subtopic 50-40, third-party costs of $4.6 million related to this transaction were recorded as interest expense and $3.8 million were recorded as deferred issuance costs to be amortized over the term of the agreement. In addition, fees paid directly to the Lenders of $4.9 million were recorded as a debt discount.
Prior Credit Agreement
On December 24, 2014, the Company voluntarily pre-paid $300.0 million of its Term Loan B facility. Pursuant to ASC 470, the Company recorded a debt extinguishment loss of $6.7 million in the first quarter of fiscal 2015 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to this voluntary prepayment.
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
During the second quarter of fiscal 2014, the Company, the Guarantors, Goldman Sachs, and the Lenders entered into Refinancing Amendment No. 3 to the Prior Credit Agreement and reduced the applicable interest rates. In connection with this refinancing, the Company voluntarily prepaid $25.0 million of the new senior secured tranche B term loan facility (the "Amended Term Loan B"). Pursuant to ASC 470, the accounting for this refinancing was evaluated on a creditor-by-creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the Prior Credit Agreement did not participate in this refinancing transaction and ceased being creditors of the Company. As a result, the Company recorded a debt extinguishment loss of $4.4 million in the second quarter of fiscal 2014 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to these creditors. For the remainder of the creditors, this transaction was accounted for as a modification because on a creditor-by-creditor basis the present value of the cash flows between the two debt instruments before and after the transaction was less than 10%. Pursuant to ASC 470, subtopic 50-40, third-party costs of $1.0 million related to this transaction were recorded to interest expense.

Senior Notes
As of June 27, 2015, the Company had outstanding $1.0 billion of 6.25% senior notes due 2020 (the “Senior Notes”). The Senior Notes had a maturity date of August 1, 2020 and bore interest at the rate of 6.25% per year, payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2013. The Company recorded interest expense of $16.0 million and $48.0 million in both the three and nine month periods ended June 27, 2015 and June 28, 2014, respectively, which includes non-cash interest expense of $0.4 million and $1.2 million in both the three and nine month periods ended June 27, 2015 and June 28, 2014, respectively, related to the amortization of the deferred issuance costs.
On July 2, 2015, the Company completed a private placement of $1.0 billion aggregate principal amount of its 5.250% Senior Notes due 2022 (the “2022 Notes”) at an offering price of 100% of the aggregate principal amount of the 2022 Notes. The 2022 Notes mature on July 15, 2022 and bear interest at the rate of 5.250% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2016. The Company used the net proceeds of the 2022 Notes, plus available cash to discharge the outstanding Senior Notes and will redeem such Senior Notes, in the aggregate principal amount of $1.0 billion on August 1, 2015 at an aggregate redemption price of $1.03125 billion, reflecting a premium payment of $31.25 million. In addition, the Company will make a final interest payment in the amount of $31.25 million for interest accrued to August 1, 2015, to holders of record of the Senior Notes as of July 15, 2015. As a result of this transaction, the Company will record a debt extinguishment loss in the fourth quarter of fiscal 2015, which will include the premium payment and pro-rata debt issuance costs. Debt issuance costs related to the Senior Notes were $8.4 million as of June 27, 2015. The Company is required to evaluate the accounting under ASC 470 at the creditor-by-creditor level to determine modification versus extinguishment accounting.
The 2022 Notes were not registered, and will not registered, under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States in accordance with Regulation S under the Securities Act. The 2022 Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries of Hologic (the “Guarantors”).
The 2022 Notes were issued pursuant to an indenture (the "Indenture"), dated as of July 2, 2015, among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee. The Indenture contains covenants which limit, among other things, the ability of the Company and the Guarantors to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, enter into certain transactions with affiliated persons and to make certain investments. These covenants are subject to a number of exceptions and qualifications, including the suspension of certain of these covenants upon the 2022 Notes receiving an investment grade credit rating. The Company is not required to maintain any financial covenants with respect to the 2022 Notes.
The Company may redeem the 2022 Notes at any time prior to July 15, 2018 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the Indenture. The Company may also redeem up to 35% of the aggregate principal amount of the 2022 Notes with the net cash proceeds of certain equity offerings at any time and from time to time before July 15, 2018, at a redemption price equal to 105.250% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. The Company also has the option to redeem the 2022 Notes on or after: July 15, 2018 through July 14, 2019 at 102.625% of par; July 15, 2019 through July 14, 2020 at 101.313% of par; and July 15, 2020 and thereafter at 100% of par. In addition, if the Company undergoes a change of control, as provided in the Indenture, the Company will be required to make an offer to purchase each holder’s 2022 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.
Convertible Notes

During the third quarter of fiscal 2015, the closing price of the Company's common stock exceeded 130% of the applicable conversion price of its 2010 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2010 Notes may convert their notes during the fourth quarter of fiscal 2015. As such, the Company classified the $421.8 million carrying value of its 2010 Notes (which have a principal value of $450.0 million) as a current debt obligation. In the event the closing price conditions are met in the fourth quarter of fiscal 2015 or a future fiscal quarter, the 2010 Notes will be convertible at a holder's option during the immediately following fiscal quarter. As of June 27, 2015, the if-converted value of the 2010 Notes exceeded the aggregate principal amount by approximately $296.2 million. It is the Company's current intent and policy to settle any conversion of the Convertible Notes as if the Company had elected to make either a net share settlement or all cash election, such that upon conversion, the Company intends to pay the holders in cash for the principal amount of the 2010 Notes and, if applicable, shares of its common stock or cash to satisfy the premium based on a calculated daily conversion value.

Interest expense under the Convertible Notes is as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Amortization of debt discount	$9.2	$8.5	$27.0	$28.4
Amortization of deferred financing costs	0.4	0.4	1.3	1.5
Principal accretion	4.0	3.9	11.9	11.4
Non-cash interest expense	13.6	12.8	40.2	41.3
2.00% accrued interest (cash)	4.7	4.7	14.2	17.6
	$18.3	$17.5	$54.4	$58.9
(5) Derivatives
Interest Rate Cap - Cash Flow Hedge
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages its exposure to some of its interest rate risk by the use of interest rate caps, which are derivative financial instruments. The Company does not use derivatives for speculative purposes. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive income ("AOCI") to the extent the derivative is effective at offsetting the changes in the cash flows being hedged until the hedged item affects earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings in Other income (expense) in the Consolidated Statements of Operations.
On January 7, 2015, the Company entered into two separate interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on its credit facilities under the Prior Credit Agreement, which has been replaced by the new Credit Agreement. Interest rate cap agreements provide the right to receive cash if the reference interest rate rises above a contractual rate. The aggregate premium paid by the Company for the interest rate cap agreements was $6.1 million, which was the initial fair value of the instruments recorded in the Company's financial statements.
The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR-based borrowings under the Prior Credit Agreement. The terms in the new Credit Agreement are consistent with the Prior Credit Agreement, and therefore the interest rate caps continue to be highly effective at offsetting the cash flows being hedged. The Company designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal for a two-year period, which ends on December 30, 2016.
As of June 27, 2015, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the interest rate caps are recorded in the Consolidated Statements of Comprehensive Income as a component of AOCI.
The aggregate fair value of these interest rate caps was $2.4 million at June 27, 2015 and is included in both Prepaid expenses and other current assets and Other assets on the Company’s Consolidated Balance Sheet. Refer to Note 2 “Fair Value Measurements” above for related fair value disclosures.
The tables below present the location of the Company’s derivative financial instruments on the Consolidated Balance Sheets and the unrealized loss recognized in AOCI related to the interest rate caps for the following reporting periods (in millions):

	Balance Sheet Location	June 27, 2015
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap agreements	Prepaid expenses and other current assets	$0.8
Interest rate cap agreements	Other assets	1.6
		$2.4

	Three Months Ended June 27, 2015	Nine Months Ended June 27, 2015
Amount of loss recognized in other comprehensive income, net of taxes:
Interest rate cap agreements	$(0.7)	$(2.3)
During the three and nine months ended June 27, 2015, an immaterial amount was reclassified from AOCI to the Company’s Consolidated Statements of Operations related to the derivative financial instruments. The Company expects to similarly reclassify approximately $2.3 million from AOCI to the Consolidated Statements of Operations in the next twelve months.

(6) Commitments and Contingencies

Litigation and Related Matters
On June 9, 2010, Smith & Nephew, Inc. ("Smith & Nephew") filed suit in the United States District Court for the District of Massachusetts against Interlace Medical, Inc. ("Interlace"), which the Company acquired on January 6, 2011. The complaint alleged that the Interlace MyoSure hysteroscopic tissue removal device infringed U.S. patent 7,226,459. On November 22, 2011, Smith & Nephew filed suit against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that use of the MyoSure hysteroscopic tissue removal system infringed U.S. patent 8,061,359. Both complaints sought permanent injunctive relief and unspecified damages. On September 4, 2012, following a two week trial, the jury returned a verdict of infringement of both the ‘459 and ‘359 patents and assessed damages of $4.0 million. On June 27, 2013, the Court allowed Smith & Nephew’s request for injunction, but ordered that enforcement of the injunction be stayed until final resolution, including appeal, of the current re-examinations of both patents at the United States Patent and Trademark Office (“USPTO”). The Court also rejected the jury’s damage award and ordered the parties to identify a mechanism for resolving the damages issue. The Company intends to file post-trial motions seeking to reverse the jury’s verdict. The USPTO has issued final decisions that the claims of the ‘459 and the '359 patents asserted as part of the litigation are not patentable. Smith & Nephew has appealed these decisions to the U.S. Patent Trial and Appeal Board. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.
On March 6, 2012, Enzo Life Sciences, Inc. (“Enzo”) filed suit against the Company in the United States District Court for the District of Delaware. The complaint alleged that certain of the Company’s molecular diagnostics products, including without limitation products based on its proprietary Invader chemistry, such as Cervista HPV HR and Cervista HPV 16/18, infringe Enzo’s U.S. patent 6,992,180. The complaint seeks permanent injunctive relief and unspecified damages. The Company was formally served with the complaint on July 3, 2012, and a trial is tentatively scheduled for the fall of 2015. In January 2012, Enzo filed suit against Gen-Probe in the United States District Court for the District of Delaware. The Gen-Probe complaint alleged that certain of Gen-Probe’s diagnostics products, including products that incorporate Gen-Probe’s patented hybridization protection assay technology, such as the Aptima Combo 2 and Aptima HPV assays, infringe Enzo’s U.S. patent 6,992,180. On September 30, 2013, Enzo amended its list of accused products to include Prodesse, MilliPROBE, PACE and Procleix assays. The complaint seeks permanent injunctive relief and unspecified damages. Enzo has asserted the ‘180 patent claims against six other companies. The court issued a Markman order on July 7, 2015 construing the claims, and it is expected that summary judgment motions will be heard in the fall of 2015. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On March 27, 2015, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware, The complaint alleged that certain additional Company molecular diagnostic products, including, inter alia, the Procleix Parvo/HAV assays and coagulation products, including the Invader Factor II test and the Invader Factor V test, also infringe U.S. Patent 6,992,180. The complaint further alleged that certain of the Company’s molecular diagnostic products, including Hologic’s Progensa PCA3 products, all Aptima products and all Procleix products infringe Enzo’s U. S. Patent 7,064,197. On June 11, 2015, this matter was stayed pending the resolution of summary judgment motions in the 2012 case referenced above. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

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

(7) Marketable Securities
The following reconciles the cost basis to the fair market value of the Company’s equity securities that are classified as available-for-sale:

Period Ended:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 27, 2015	$16.1	$12.4	$(7.4)	$21.1
September 27, 2014	$15.5	$10.2	$(1.3)	$24.4
The Company's investments in marketable securities consist primarily of investments in common stock of entities in the medical device and healthcare industries. One of the Company's investments is in an unrealized loss position of $7.3 million, and the Company has evaluated the near-term prospects of this investment in relation to the severity and duration of the unrealized loss. The near-term prospects since the initial investment have not changed significantly and the unrealized losses have been deemed to be of a short-term nature. Based on that evaluation and the Company's ability and intent to hold this investment to full recovery of its carrying cost, the Company does not consider this investment to be other-than-temporarily impaired at June 27, 2015.

(8) Net Income (Loss) Per Share
A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Basic weighted average common shares outstanding	281,184	276,843	280,064	274,713
Weighted average common stock equivalents from assumed exercise of stock options and stock units	3,108	2,130	2,688	—
Incremental shares from assumed conversion of the Convertible Notes premium	8,320	232	5,038	—
Diluted weighted average common shares outstanding	292,612	279,205	287,790	274,713
Weighted-average anti-dilutive shares related to:
Outstanding stock options	168	4,727	1,939	7,007
Stock units	4	21	63	811
The Company has outstanding Convertible Notes, and the principal balance and any conversion premium may be satisfied, at the Company’s option, by issuing shares of common stock, cash or a combination of shares and cash. The Company's current policy is that it will settle the principal balance of the Convertible Notes in cash. As such, the Company applies the treasury stock method to these securities and the dilution related to the conversion premium of the 2010 and 2012 Notes is included in the calculation of diluted weighted-average shares outstanding for fiscal 2015 as the average stock price during the quarterly periods was greater than the conversion price of the 2010 and 2012 Notes.

(9) Stock-Based Compensation
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Cost of revenues	$2.3	$1.9	$6.5	$5.5
Research and development	2.0	2.2	6.1	6.3
Selling and marketing	2.1	2.0	6.4	6.1
General and administrative	9.4	5.2	22.5	14.7
Restructuring and divestiture	0.6	1.7	0.7	6.5
	$16.4	$13.0	$42.2	$39.1
The Company granted 1.2 million and 2.4 million stock options during the nine months ended June 27, 2015 and June 28, 2014, respectively, with weighted-average exercise prices of $26.95 and $21.92, respectively. There were 7.3 million options outstanding at June 27, 2015 with a weighted-average exercise price of $22.05.
The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Risk-free interest rate	1.7%	1.3%	1.7%	1.2%
Expected volatility	38.6%	41.4%	38.6%	41.4%
Expected life (in years)	5.3	4.5	5.3	4.4
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$12.07	$7.97	$9.73	$7.64
The Company granted 1.4 million and 2.4 million restricted stock units (RSUs) during the nine months ended June 27, 2015 and June 28, 2014, respectively, with weighted-average grant date fair values of $26.65 and $21.97, per unit respectively. As of June 27, 2015, there were 3.7 million unvested RSUs outstanding with a weighted-average grant date fair value of $24.10 per unit. In addition, the Company granted 0.3 million performance stock units (PSUs) in fiscal 2015 to members of its senior management team, which have a weighted-average grant date fair value of $26.58 per unit. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company is recognizing compensation expense ratably over the required service period based on its estimate of the number of shares that will vest. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. During the third quarter of fiscal 2015, the Company increased its estimate of those shares that are probable of vesting and recognized an additional $3.2 million of stock-based compensation expense.
At June 27, 2015, there was $25.1 million and $82.0 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs and PSUs), respectively, to be recognized over a weighted-average period of 3.5 years and 2.7 years, respectively.

(10) Other Balance Sheet Information

	June 27, 2015	September 27, 2014
Inventories
Raw materials	$99.9	$115.6
Work-in-process	63.4	57.1
Finished goods	131.7	157.9
	$295.0	$330.6

Property, plant and equipment
Equipment and software	$353.4	$342.5
Equipment under customer usage agreements	295.5	285.2
Building and improvements	180.1	176.9
Leasehold improvements	59.9	63.2
Land	51.5	51.6
Furniture and fixtures	16.3	16.3
	956.7	935.7
Less – accumulated depreciation and amortization	(506.8)	(473.8)
	$449.9	$461.9

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
Identifiable assets for the four principal operating segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues during the three and nine months ended June 27, 2015 and June 28, 2014. Segment information is as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Total revenues:
Diagnostics	$306.9	$293.1	$907.7	$869.7
Breast Health	279.5	238.0	777.1	703.2
GYN Surgical	85.5	78.5	248.9	229.4
Skeletal Health	22.0	23.0	68.5	67.8
	$693.9	$632.6	$2,002.2	$1,870.1
Income from operations:
Diagnostics	$30.0	$4.8	$85.3	$24.8
Breast Health	74.7	58.4	210.7	128.0
GYN Surgical	9.5	9.1	27.2	26.8
Skeletal Health	1.8	3.9	6.2	8.1
	$116.0	$76.2	$329.4	$187.7
Depreciation and amortization:
Diagnostics	$88.8	$95.8	$269.2	$282.6
Breast Health	5.9	11.7	21.8	30.2
GYN Surgical	25.6	26.3	77.0	78.4
Skeletal Health	0.3	0.2	1.1	0.6
	$120.6	$134.0	$369.1	$391.8
Capital expenditures:
Diagnostics	$12.4	$12.8	$38.6	$37.9
Breast Health	2.8	2.7	8.4	6.8
GYN Surgical	2.2	2.0	6.6	5.9
Skeletal Health	0.1	—	0.3	0.2
Corporate	0.9	2.5	4.2	7.0
	$18.4	$20.0	$58.1	$57.8

	June 27, 2015	September 27, 2014
Identifiable assets:
Diagnostics	$4,134.1	$4,383.5
Breast Health	827.5	859.8
GYN Surgical	1,678.1	1,748.2
Skeletal Health	24.8	26.1
Corporate	1,466.0	1,397.1
	$8,130.5	$8,414.7
The Company had no customers with balances greater than 10% of accounts receivable as of June 27, 2015 or September 27, 2014, or any customer that represented greater than 10% of consolidated revenues during the three and nine months ended June 27, 2015 and June 28, 2014.
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
Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
United States	77.8%	75.7%	75.8%	74.8%
Europe	11.3%	12.5%	12.2%	13.9%
Asia-Pacific	7.9%	8.0%	8.5%	7.4%
All others	3.0%	3.8%	3.5%	3.9%
	100.0%	100.0%	100.0%	100.0%

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
The Company’s effective tax rates for the three and nine month periods ended June 27, 2015 were 37.1% and 29.8%, respectively, compared to 50.0% and 214.2%, respectively, for the corresponding periods in the prior year. For the current three month period, the effective tax rate was higher than the statutory tax rate primarily due to the non-deductible write-off of the cumulative translation adjustment related to one of the Company's subsidiaries that was deemed to be substantially liquidated in the third quarter of fiscal 2015. For the current nine month period, the effective tax rate was lower than the statutory rate primarily due to the domestic production activities deduction and reserve reversals due to a favorable income tax audit settlement partially offset by the non-deductible cumulative translation adjustment write-off. For the three and nine month periods ended June 28, 2014, the effective tax rate was higher than the statutory rate primarily due to unbenefited foreign losses.

(13) Intangible Assets
Intangible assets consisted of the following:

Description	As of June 27, 2015		As of September 27, 2014
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology	$3,979.2	$1,624.6	$3,965.6	$1,399.4
In-process research and development	3.7	—	17.9	—
Customer relationships and contracts	1,102.4	447.3	1,102.4	384.7
Trade names	236.4	124.9	236.5	105.3
Business licenses	2.6	2.1	2.6	2.0
	$5,324.3	$2,198.9	$5,325.0	$1,891.4
During the first quarter of fiscal 2015, the Company received regulatory approval for one of its in-process research and development projects acquired in the Gen-Probe acquisition and reclassified this asset of $14.2 million to developed technology.
The estimated remaining amortization expense as of June 27, 2015 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2015	$100.6
Fiscal 2016	$375.4
Fiscal 2017	$366.3
Fiscal 2018	$355.9
Fiscal 2019	$344.4

(14) Product Warranties
Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Nine Months Ended:
June 27, 2015	$6.3	$4.4	$(5.1)	$5.6
June 28, 2014	$9.3	$5.5	$(7.5)	$7.3

(15) Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated balances of other comprehensive income for the periods presented:

	Three months ended June 27, 2015					Nine months ended June 27, 2015
	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(23.2)	$5.7	$(1.5)	$(1.6)	$(20.6)	$(4.7)	$8.9	$(1.6)	$—	$2.6
Other comprehensive income (loss)	4.5	(0.7)	—	(0.7)	3.1	(14.0)	(3.9)	0.1	(2.3)	(20.1)
Amounts reclassified from accumulated other comprehensive income	9.6	—	—	—	9.6	9.6	—	—	—	9.6
Ending Balance	$(9.1)	$5.0	$(1.5)	$(2.3)	$(7.9)	$(9.1)	$5.0	$(1.5)	$(2.3)	$(7.9)

The reclassification out of accumulated other comprehensive income to restructuring and divestiture charges for the three and nine months ended June 27, 2015 was $9.6 million related to writing off the cumulative translation adjustment related to the MRI breast coils product line (see note 3).

	Three months ended June 28, 2014				Nine months ended June 28, 2014
	Foreign Currency Translation	Marketable Securities	Pension Plans	Total	Foreign Currency Translation	Marketable Securities	Pension Plans	Total
Beginning Balance	$1.6	$9.9	$(0.9)	$10.6	$8.6	$12.1	$(0.3)	$20.4
Other comprehensive income (loss)	3.3	4.2	—	7.5	(3.7)	2.0	(0.6)	(2.3)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—	—
Ending Balance	$4.9	$14.1	$(0.9)	$18.1	$4.9	$14.1	$(0.9)	$18.1

(16) New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Presentation of Debt Issuance Costs. This guidance intends to simplify the presentation of debt issuance costs and more closely align the presentation of debt issuance costs under U.S. GAAP to IFRS standards. This guidance is effective for annual periods beginning after December 15, 2015, and is applicable to the Company in fiscal 2017. Early adoption is permitted. The Company is currently evaluating this guidance, but does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This guidance focuses on a reporting company’s consolidation evaluation to determine whether certain legal entities should be consolidated. This guidance is effective for annual periods beginning after December 15, 2015, and is applicable to the Company in fiscal 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating this guidance, but does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 660), which provides guidance for revenue recognition. This ASU is applicable to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to receive in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current U.S. GAAP. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On July 9, 2015, the FASB voted in favor of delaying the effective date of the new standard by one year, with early adoption permitted as of the original effective date. ASU 2014-09 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, which is fiscal 2019 for the Company. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial position and results of operations.

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

(17) Supplemental Guarantor Condensed Consolidating Financials
The Company’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by Hologic, Inc. (“Parent/Issuer”) and certain of its domestic subsidiaries which are 100% owned by Hologic, Inc. The following represents the supplemental condensed financial information of Hologic, Inc. and its guarantor and non-guarantor subsidiaries as of June 27, 2015 and September 27, 2014 and for the three and nine months ended June 27, 2015 and June 28, 2014, as applicable.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 27, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product	$172.2	$448.6	$116.2	$(154.0)	$583.0
Service and other	94.6	10.0	13.2	(6.9)	110.9
	266.8	458.6	129.4	(160.9)	693.9
Costs of revenues:
Product	84.0	171.0	85.2	(154.0)	186.2
Amortization of intangible assets	0.8	72.2	0.1	—	73.1
Service and other	46.4	8.1	8.3	(6.9)	55.9
Gross Profit	135.6	207.3	35.8	—	378.7
Operating expenses:
Research and development	10.2	44.0	1.8	—	56.0
Selling and marketing	26.8	50.0	17.5	—	94.3
General and administrative	21.5	43.2	8.4	—	73.1
Amortization of intangible assets	0.2	26.2	1.0	—	27.4
Restructuring and divestiture charges	10.1	—	1.8	—	11.9
	68.8	163.4	30.5	—	262.7
Income (loss) from operations	66.8	43.9	5.3	—	116.0
Interest income	0.2	—	0.1	—	0.3
Interest expense	(51.8)	(0.3)	(0.3)	—	(52.4)
Debt extinguishment loss	(18.2)	—	—	—	(18.2)
Other income (expense), net	1.1	0.3	(0.3)	(0.1)	1.0
Income (loss) before income taxes	(1.9)	43.9	4.8	(0.1)	46.7
Provision for income taxes	4.3	12.3	0.7	—	17.3
Equity in earnings (losses) of subsidiaries	35.6	3.5	—	(39.1)	—
Net income (loss)	$29.4	$35.1	$4.1	$(39.2)	$29.4

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended June 27, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product	$438.3	$1,312.1	$348.9	$(423.3)	$1,676.0
Service and other	278.1	39.9	38.1	(29.9)	326.2
	716.4	1,352.0	387.0	(453.2)	2,002.2
Costs of revenues:
Product	217.9	515.2	249.8	(423.3)	559.6
Amortization of intangible assets	3.6	221.8	0.2	—	225.6
Service and other	130.9	38.7	24.0	(29.9)	163.7
Gross Profit	364.0	576.3	113.0	—	1,053.3
Operating expenses:
Research and development	28.2	127.8	5.2	—	161.2
Selling and marketing	74.3	132.5	56.5	—	263.3
General and administrative	56.3	113.8	24.6	—	194.7
Amortization of intangible assets	1.1	78.5	3.2	—	82.8
Restructuring and divestiture charges	11.5	0.6	9.8	—	21.9
	171.4	453.2	99.3	—	723.9
Income from operations	192.6	123.1	13.7	—	329.4
Interest income	0.6	1.2	0.5	(1.3)	1.0
Interest expense	(152.2)	(2.0)	(1.5)	1.4	(154.3)
Debt extinguishment loss	(24.9)	—	—	—	(24.9)
Other income (expense), net	251.6	(251.1)	0.5	(0.4)	0.6
Income (loss) before income taxes	267.7	(128.8)	13.2	(0.3)	151.8
Provision for income taxes	14.3	28.0	3.0	—	45.3
Equity in earnings (losses) of subsidiaries	(146.9)	6.4	—	140.5	—
Net income (loss)	$106.5	$(150.4)	$10.2	$140.2	$106.5

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 28, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product	$128.4	$386.4	$125.8	$(111.3)	$529.3
Service and other	88.2	14.4	13.1	(12.4)	103.3
	216.6	400.8	138.9	(123.7)	632.6
Costs of revenues:
Product	61.5	147.3	89.2	(111.3)	186.7
Amortization of intangible assets	1.4	75.3	3.8	—	80.5
Service and other	46.8	5.9	12.3	(12.4)	52.6
Gross Profit	106.9	172.3	33.6	—	312.8
Operating expenses:
Research and development	7.7	42.9	1.9	—	52.5
Selling and marketing	16.8	43.4	22.8	—	83.0
General and administrative	15.8	37.8	11.1	—	64.7
Amortization of intangible assets	0.6	26.8	2.3	—	29.7
Restructuring and divestiture charges	1.0	2.9	2.8	—	6.7
	41.9	153.8	40.9	—	236.6
Income (loss) from operations	65.0	18.5	(7.3)	—	76.2
Interest income	0.1	1.1	0.2	(1.1)	0.3
Interest expense	(52.6)	(0.3)	(0.6)	1.1	(52.4)
Other income (expense), net	1.3	(3.0)	0.2	—	(1.5)
Income (loss) before income taxes	13.8	16.3	(7.5)	—	22.6
Provision for income taxes	6.8	3.6	0.9	—	11.3
Equity in earnings (losses) of subsidiaries	4.3	3.3	—	(7.6)	—
Net income (loss)	$11.3	$16.0	$(8.4)	$(7.6)	$11.3

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended June 28, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product	$356.8	$1,154.0	$373.7	$(321.7)	$1,562.8
Service and other	262.7	47.4	37.2	(40.0)	307.3
	619.5	1,201.4	410.9	(361.7)	1,870.1
Costs of revenues:
Product	172.4	431.7	266.9	(321.7)	549.3
Amortization of intangible assets	4.2	224.0	5.9	—	234.1
Impairment of intangible assets	—	—	26.6	—	26.6
Service and other	140.3	27.5	31.8	(40.0)	159.6
Gross Profit	302.6	518.2	79.7	—	900.5
Operating expenses:
Research and development	23.0	121.7	6.4	—	151.1
Selling and marketing	52.6	126.8	65.6	—	245.0
General and administrative	45.5	114.9	34.2	—	194.6
Amortization of intangible assets	2.4	77.9	4.7	—	85.0
Impairment of intangible assets	—	—	0.5	—	0.5
Restructuring and divestiture charges	7.6	15.0	14.0	—	36.6
	131.1	456.3	125.4	—	712.8
Income (loss) from operations	171.5	61.9	(45.7)	—	187.7
Interest income	0.3	2.3	0.7	(2.5)	0.8
Interest expense	(168.0)	(0.8)	(1.8)	2.5	(168.1)
Debt extinguishment loss	(7.4)	—	—	—	(7.4)
Other income (expense), net	7.9	(12.4)	1.0	—	(3.5)
Income (loss) before income taxes	4.3	51.0	(45.8)	—	9.5
Provision for income taxes	5.0	9.9	5.4	—	20.3
Equity in earnings (losses) of subsidiaries	(10.1)	14.3	—	(4.2)	—
Net (loss) income	$(10.8)	$55.4	$(51.2)	$(4.2)	$(10.8)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 27, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$29.4	$35.1	$4.1	$(39.2)	$29.4
Changes in foreign currency translation adjustment	—	0.3	4.2	—	4.5
Changes in unrealized holding gain on available-for-sale securities	—	(0.7)	—	—	(0.7)
Changes in value of hedged interest rate caps, net of tax	(0.7)	—	—	—	(0.7)
Comprehensive income (loss)	$28.7	$34.7	$8.3	$(39.2)	$32.5
For the Nine Months Ended June 27, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$106.5	$(150.4)	$10.2	$140.2	$106.5
Changes in foreign currency translation adjustment	—	(0.2)	(13.8)	—	(14.0)
Changes in unrealized holding gain on available-for-sale securities	—	(3.9)	—	—	(3.9)
Changes in pension plans, net of taxes	—	—	0.1	—	0.1
Changes in value of hedged interest rate caps, net of tax	(2.3)	—	—	—	(2.3)
Comprehensive income (loss)	$104.2	$(154.5)	$(3.5)	$140.2	$86.4
For the Three Months Ended June 28, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$11.3	$16.0	$(8.4)	$(7.6)	$11.3
Changes in foreign currency translation adjustment	—	0.3	3.0	—	3.3
Changes in unrealized holding loss on available-for-sale securities	—	4.2	—	—	4.2
Comprehensive income (loss)	$11.3	$20.5	$(5.4)	$(7.6)	$18.8

For the Nine Months Ended June 28, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(10.8)	$55.4	$(51.2)	$(4.2)	$(10.8)
Changes in foreign currency translation adjustment	—	0.4	(4.1)	—	(3.7)
Changes in unrealized holding loss on available-for-sale securities	—	2.0	—	—	2.0
Changes in pension plans, net of taxes	—	—	(0.6)	—	(0.6)
Comprehensive (loss) income	$(10.8)	$57.8	$(55.9)	$(4.2)	$(13.1)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
June 27, 2015

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$536.5	$175.8	$172.7	$—	$885.0
Restricted cash	—	—	3.8	—	3.8
Accounts receivable, net	133.4	180.7	68.7	—	382.8
Inventories	84.2	167.9	42.9	—	295.0
Deferred income tax assets	—	9.1	1.0	(10.1)	—
Prepaid income taxes	20.2	3.1	0.4	—	23.7
Prepaid expenses and other current assets	20.1	7.7	10.7	—	38.5
Intercompany receivables	—	2,959.2	7.4	(2,966.6)	—
Total current assets	794.4	3,503.5	307.6	(2,976.7)	1,628.8
Property, plant and equipment, net	25.9	335.0	89.0	—	449.9
Intangible assets, net	21.2	3,076.6	38.0	(10.4)	3,125.4
Goodwill	328.6	2,390.0	90.4	—	2,809.0
Other assets	69.7	46.4	1.3	—	117.4
Long term intercompany receivables	—	—	13.0	(13.0)	—
Investment in subsidiaries	8,406.2	209.8	—	(8,616.0)	—
Total assets	$9,646.0	$9,561.3	$539.3	$(11,616.1)	$8,130.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$671.5	$—	$—	$—	$671.5
Accounts payable	39.0	39.5	11.4	—	89.9
Accrued expenses	147.7	68.8	43.3	(0.3)	259.5
Deferred revenue	116.8	10.1	25.3	—	152.2
Deferred income tax liability	26.2	—	—	(10.1)	16.1
Intercompany payables	2,924.1	—	42.5	(2,966.6)	—
Total current liabilities	3,925.3	118.4	122.5	(2,977.0)	1,189.2
Long-term debt, net of current portion	3,270.8	—	—	—	3,270.8
Deferred income tax liabilities	49.5	1,156.7	3.5	—	1,209.7
Deferred revenue	7.8	3.7	6.1	—	17.6
Long-term intercompany payables	13.0	—	—	(13.0)	—
Other long-term liabilities	142.5	28.9	34.7	—	206.1
Total stockholders’ equity	2,237.1	8,253.6	372.5	(8,626.1)	2,237.1
Total liabilities and stockholders’ equity	$9,646.0	$9,561.3	$539.3	$(11,616.1)	$8,130.5

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
September 27, 2014

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$288.1	$287.8	$160.2	$—	$736.1
Restricted cash	—	—	5.5	—	5.5
Accounts receivable, net	128.4	182.5	85.1	—	396.0
Inventories	88.6	190.1	51.9	—	330.6
Deferred income tax assets	26.2	12.1	1.1	—	39.4
Prepaid income taxes	20.3	3.2	—	(1.1)	22.4
Prepaid expenses and other current assets	16.2	11.0	8.6	—	35.8
Intercompany receivables	—	2,702.1	18.1	(2,720.2)	—
Total current assets	567.8	3,388.8	330.5	(2,721.3)	1,565.8
Property, plant and equipment, net	29.7	337.1	95.1	—	461.9
Intangible assets, net	25.1	3,377.3	41.9	(10.7)	3,433.6
Goodwill	282.4	2,390.9	137.5	—	2,810.8
Other assets	88.4	52.7	1.5	—	142.6
Long term intercompany receivables	—	—	13.0	(13.0)	—
Investments in subsidiaries	8,526.0	221.7	—	(8,747.7)	—
Total assets	$9,519.4	$9,768.5	$619.5	$(11,492.7)	$8,414.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$114.5	$—	$—	$—	$114.5
Accounts payable	34.8	46.1	11.2	—	92.1
Accrued expenses	139.4	69.5	54.3	(1.1)	262.1
Deferred revenue	113.5	7.4	30.0	—	150.9
Intercompany payables	2,676.2	—	44.2	(2,720.4)	—
Total current liabilities	3,078.4	123.0	139.7	(2,721.5)	619.6
Long-term debt, net of current portion	4,153.2	—	—	—	4,153.2
Deferred income tax liabilities	90.9	1,279.1	5.4	—	1,375.4
Deferred revenue	8.3	3.6	8.2	—	20.1
Long-term intercompany payables	13.0	—	—	(13.0)	—
Other long-term liabilities	112.6	34.3	36.5	—	183.4
Total stockholders’ equity	2,063.0	8,328.5	429.7	(8,758.2)	2,063.0
Total liabilities and stockholders’ equity	$9,519.4	$9,768.5	$619.5	$(11,492.7)	$8,414.7

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 27, 2015

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$599.4	$(77.9)	$32.1	$—	$553.6
INVESTING ACTIVITIES
Purchase of property and equipment	(8.0)	(14.1)	(5.8)	—	(27.9)
Increase in equipment under customer usage agreements	—	(19.6)	(10.6)	—	(30.2)
Net purchases of insurance contracts	(6.4)	—	—	—	(6.4)
Sales of mutual funds	7.7	—	—	—	7.7
Increase in other assets	(0.8)	(0.2)	1.0	—	—
Net cash used in investing activities	(7.5)	(33.9)	(15.4)	—	(56.8)
FINANCING ACTIVITIES
Repayment of long-term debt	(2,045.0)	—	—	—	(2,045.0)
Net proceeds from long-term debt	1,495.1	—	—	—	1,495.1
Proceeds from revolving credit line	175.0	—	—	—	175.0
Payment of debt issuance costs	(8.3)	—	—	—	(8.3)
Purchase of interest rate caps	(6.1)	—	—	—	(6.1)
Net proceeds from issuance of common stock pursuant to employee stock plans	50.4	—	—	—	50.4
Excess tax benefit related to equity awards	8.0	—	—	—	8.0
Payment of minimum tax withholdings on net share settlement of equity awards	(12.6)	—	—	—	(12.6)
Net cash used in financing activities	(343.5)	—	—	—	(343.5)
Effect of exchange rate changes on cash and cash equivalents	—	(0.2)	(4.2)	—	(4.4)
Net increase (decrease) in cash and cash equivalents	248.4	(112.0)	12.5	—	148.9
Cash and cash equivalents, beginning of period	288.1	287.8	160.2	—	736.1
Cash and cash equivalents, end of period	$536.5	$175.8	$172.7	$—	$885.0

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 28, 2014

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$412.6	$(81.1)	$45.2	$—	$376.7
INVESTING ACTIVITIES
Net proceeds from sale of business	—	—	2.4	—	2.4
Purchase of property and equipment	(9.4)	(15.3)	(6.2)	—	(30.9)
Increase in equipment under customer usage agreements	(0.5)	(15.8)	(10.6)	—	(26.9)
Net sales of insurance contracts	13.8	—	—	—	13.8
Purchases of mutual funds	(29.7)	—	—	—	(29.7)
Sales of mutual funds	22.4	—	—	—	22.4
(Increase) decrease in other assets	(1.0)	(3.0)	1.0	—	(3.0)
Net cash used in investing activities	(4.4)	(34.1)	(13.4)	—	(51.9)
FINANCING ACTIVITIES
Repayment of long-term debt	(578.8)	—	—	—	(578.8)
Payment of debt issuance costs	(2.4)	—	—	—	(2.4)
Payment of deferred acquisition consideration	(5.0)	—	—	—	(5.0)
Net proceeds from issuance of common stock pursuant to employee stock plans	75.8	—	—	—	75.8
Excess tax benefit related to equity awards	5.2	—	—	—	5.2
Payment of minimum tax withholdings on net share settlements of equity awards	(9.2)	—	—	—	(9.2)
Net cash used in financing activities	(514.4)	—	—	—	(514.4)
Effect of exchange rate changes on cash and cash equivalents	—	0.4	(0.8)	—	(0.4)
Net (decrease) increase in cash and cash equivalents	(106.2)	(114.8)	31.0	—	(190.0)
Cash and cash equivalents, beginning of period	321.6	387.4	113.5	—	822.5
Cash and cash equivalents, end of period	$215.4	$272.6	$144.5	$—	$632.5

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

•	our goal of expanding our market positions;

•	the development of new competitive technologies and products;

•	regulatory approvals and clearances for our products;

•	production schedules for our products;

•	the anticipated development of our markets and the success of our products in these markets;

•	the anticipated performance and benefits of our products;

•	business strategies;

•	estimated asset and liability values;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future;

•	our compliance with covenants contained in the terms of our indebtedness;

•	anticipated trends relating to our financial condition or results of operations, including the impact of interest rate and foreign currency exchange fluctuations; and

•	our capital resources and the adequacy thereof.
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

RESULTS OF OPERATIONS
All dollar amounts in tables are presented in millions.
Product Revenues

	Three Months Ended						Nine Months Ended
	June 27, 2015		June 28, 2014		Change		June 27, 2015		June 28, 2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$299.5	43.2%	$285.3	45.1%	$14.2	5.0%	$886.1	44.3%	$847.3	45.3%	$38.8	4.6%
Breast Health	183.1	26.4%	149.5	23.6%	33.6	22.5%	493.8	24.7%	440.0	23.5%	53.8	12.2%
GYN Surgical	85.2	12.3%	78.2	12.4%	7.0	8.9%	248.1	12.4%	228.4	12.2%	19.7	8.6%
Skeletal Health	15.2	2.2%	16.3	2.6%	(1.1)	(6.7)%	48.0	2.4%	47.1	2.5%	0.9	1.9%
	$583.0	84.1%	$529.3	83.7%	$53.7	10.1%	$1,676.0	83.8%	$1,562.8	83.5%	$113.2	7.2%
We generated an increase in product revenues in both the current three and nine month periods compared to the corresponding periods in the prior year. The growth was across all four of our business segments on a domestic basis and on a worldwide basis for all segments with the exception of Skeletal Health in the current three month period. Product revenues increased 10.1% and 7.2%, respectively, in the current three and nine month periods, as reported growth was partially offset by the foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies, most notably the Euro and UK Pound.
Diagnostics product revenues increased 5.0% and 4.6% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year due to increases in Blood Screening of $9.2 million and $26.8 million, respectively, and Molecular Diagnostics of $9.5 million and $24.0 million, respectively, partially offset by decreases of $4.5 million and $11.9 million, respectively, in our Cytology & PeriNatal business.
Blood Screening revenues increased in the current three and nine month periods primarily due to volume increases related to the agreement between Grifols and the Japanese Red Cross, and on a year to date basis, restocking of certain assays for Grifols to normalize its inventory levels. The increases in Molecular Diagnostics products, and in particular our Aptima family of assays, was primarily due to increased volumes from our strategic alliance with Quest Diagnostics Incorporated, or Quest, entered into in the third quarter of fiscal 2013, our increased installed base of Panther instruments, and increased sales of our HPV screening assay. Partially offsetting these increases in the current three and nine month periods was a reduction in Cervista HPV revenues as our larger customers transition to our Panther system and for the nine month period, lower instrumentation sales due to the significant purchases made by Quest in the first quarter of fiscal 2014 in connection with the beginning of the strategic alliance referenced above. The decreases in our Cytology & PeriNatal products in the current three and nine month periods compared to the corresponding periods in the prior year were primarily related to the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies and slightly lower average selling prices in China. ThinPrep Pap Test volumes domestically are relatively flat in the current three and nine month periods compared to the corresponding periods in the prior year, and have increased internationally. In the U.S., we believe the negative impact on Thin-Prep Pap Test volumes resulting from interval expansion for cervical cancer screening was largely negated by our increased market share gains.
Breast Health product revenues increased 22.5% and 12.2% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year. In the current three and nine month periods, our digital mammography systems and related components revenue increased by $37.3 million and $72.6 million, respectively. This increase is primarily due to higher sales volume of our 3D Dimensions system on a worldwide basis, which was principally driven by domestic sales, which have increased to be a higher percentage of total 3D sales. This increase was partially offset by slightly lower average selling prices and a product mix shift within the 3D offerings to systems with less features. In addition, we also had higher sales of options and upgrades primarily driven by our C-View product. As expected, we continue to experience a decline in the number of 2D systems sold in the U.S. as customers transition to the 3D Dimensions systems. These increases were partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, lower MRI breast coils revenue as a result of the divestiture of this product line in the fourth quarter of fiscal 2014, and declines as a result of the planned shutdown of our Hitec-Imaging organic photoconductor production line in fiscal 2014.

GYN Surgical product revenues increased 8.9% and 8.6% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily due to an increase in MyoSure system sales of $8.3 million and $20.5 million, respectively. The MyoSure system continues to gain strong market acceptance as unit sales increase globally, partially offset by lower average sales prices and product mix shift. NovaSure revenues were slightly lower in the current three and nine month periods compared to the corresponding periods in the prior year as volumes increased internationally, offset by the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.
Skeletal Health product revenues decreased 6.7% in the current three month period and increased 1.9% in the current nine month period compared to the corresponding periods in the prior year. The decrease in the current three month period is primarily due to lower sales volumes of our older Discovery products and the negative foreign currency impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, partially offset by increases in our Horizon osteoporosis assessment product sales on a worldwide basis. For the current nine month period, the increase in revenues related to our Horizon product were slightly higher than the declines related to Discovery.
Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
United States	76.6%	74.4%	74.4%	73.5%
Europe	11.9%	13.0%	12.8%	14.5%
Asia-Pacific	8.6%	8.7%	9.3%	8.1%
All others	2.9%	3.9%	3.5%	3.9%
	100.0%	100.0%	100.0%	100.0%
The increase in product revenues in the United States as a percentage of consolidated product revenues in the current three and nine month periods compared to the corresponding periods in the prior year were the result of higher total product revenue in our Breast Health product lines, specifically related to the increased sales of our 3D Dimensions systems. The impact of this increase and the negative impact of the strengthening U.S. dollar against the Euro and UK Pound resulted in a reduction in European revenues, which are often denominated in the Euro and UK Pound, as a percentage of consolidated product revenues in the current three and nine month periods.
Service and Other Revenues

	Three Months Ended						Nine Months Ended
	June 27, 2015		June 28, 2014		Change		June 27, 2015		June 28, 2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$110.9	16.0%	$103.3	16.3%	$7.6	7.4%	$326.2	16.3%	$307.3	16.4%	$18.9	6.2%
Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment. Service and other revenues increased 7.4% and 6.2% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily due to a favorable shift in service contract pricing and higher installation and training revenues related to our increased sales of 3D Dimensions systems. The increase was also driven to a lesser extent by an increase in the number of service contracts in our Breast Health business as our installed base of our digital mammography systems continues to grow.

Cost of Product Revenues

	Three Months Ended						Nine Months Ended
	June 27, 2015		June 28, 2014		Change		June 27, 2015		June 28, 2014		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$186.2	31.9%	$186.7	35.3%	$(0.5)	(0.3)%	$559.6	33.4%	$549.3	35.2%	$10.3	1.9%
Amortization of Intangible Assets	73.1	12.5%	80.5	15.2%	(7.4)	(9.2)%	225.6	13.5%	234.1	15.0%	(8.5)	(3.6)%
Impairment of Intangible Assets	—	—	—	—	—	—	—	—	26.6	1.7%	(26.6)	(100.0)%
	$259.3	44.4%	$267.2	50.5%	$(7.9)	(3.0)%	$785.2	46.9%	$810.0	51.9%	$(24.8)	(3.1)%
Product revenues gross margin increased to 55.6% and 53.1%, respectively, in the current three and nine month periods compared to 49.5% and 48.1%, respectively, in the prior year corresponding periods.
Cost of Product Revenues. The cost of product revenues, excluding amortization of intangible assets, as a percentage of product revenues was 31.9% and 33.4% in the current three and nine month periods, respectively, compared to 35.3% and 35.2% in the corresponding periods in the prior year. Cost of product revenues as a percentage of product revenues in the current year periods decreased in Diagnostics and Breast Health, and increased in GYN Surgical and Skeletal Health compared to the corresponding periods in the prior year, resulting in the overall improvement in gross margins (exclusive of amortization of intangible assets).
Diagnostics' product costs as a percentage of revenue decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to an increase in product revenue related to the increase in Aptima assay sales and related volumes resulting in favorable manufacturing variances, higher blood screening revenues, lower royalty expenses primarily for ThinPrep due to the expiration of a royalty obligation during fiscal 2014, lower Cervista HPV sales, and lower molecular diagnostics instrumentation sales, which have very low gross margins. Partially offsetting these improvements was the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.

Breast Health’s product costs as a percentage of revenue decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the favorable product mix shift to our higher margin 3D Dimensions as our 3D Dimensions systems have higher average sales prices than our 2D systems and sales in the U.S. have higher average sales prices than those sold internationally, resulting in higher gross margins. In addition, we had higher software sales for 3D upgrades and our C-View product, which have higher gross margins than capital equipment sales, while we had lower revenues from our Hitec-Imaging business, which has lower gross margins than the majority of our Breast Health products. Partially offsetting these improvements was the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.

GYN Surgical’s product costs as a percentage of revenue increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to an increase in sales volumes for our MyoSure system and product mix shift. The MyoSure system has slightly lower gross margins than our NovaSure system. In addition, in the current nine month period we recorded a $4.0 million charge to write-off certain inventory that will not be utilized.

Skeletal Health’s product costs as a percentage of revenue increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to decreases in the average selling prices for both our Horizon and legacy Discovery products principally due to the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.

Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 8.5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to lower amortization expense from intangible assets from the Cytyc acquisition, which are being amortized based on the pattern of economic use, and the write-down in the second quarter of fiscal 2014 and the eventual write-off of the MRI breast coils developed technology asset as a result of the divestiture of this product line in the fourth quarter of fiscal 2014, partially offset by an increase in developed technology as a result of certain in-process R&D projects being completed in 2014.
Impairment of Intangible Assets. There was no impairment of intangible assets in the current three and nine month periods. In the second quarter of fiscal 2014, we evaluated our MRI breast coils product line asset group, which is within our Breast Health segment, for impairment due to the expectation that it would be sold or disposed of significantly before the end of its previously estimated useful life, which ultimately occurred in the fourth quarter of fiscal 2014. The undiscounted cash flows expected to be generated by this asset group over its estimated remaining life were not sufficient to recover its carrying value. We estimated the fair value of the asset group resulting in an aggregate impairment charge of $28.6 million, comprised of $27.1 million of intangible assets and $1.5 million of property and equipment. The impairment charge was allocated to the long-lived assets, resulting in $26.6 million being allocated to developed technology.
Cost of Service and Other Revenues

	Three Months Ended						Nine Months Ended
	June 27, 2015		June 28, 2014		Change		June 27, 2015		June 28, 2014		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$55.9	50.4%	$52.6	50.9%	$3.3	6.3%	$163.7	50.2%	$159.6	52.0%	$4.1	2.6%
Service and other revenues gross margin was 49.6% and 49.8% in the current three and nine month periods, respectively, compared to 49.1% and 48.0% in the corresponding periods in the prior year, respectively. Within our Breast Health segment, the increase in gross margin is related to a favorable shift in service contract pricing and higher installation and training revenues related to our increased sales of 3D Dimensions systems. The increase was also driven to a lesser extent by the continued conversion of a high percentage of our domestic installed base of digital mammography systems to service contracts upon expiration of the warranty period improving leverage of our service infrastructure.
Operating Expenses

	Three Months Ended						Nine Months Ended
	June 27, 2015		June 28, 2014		Change		June 27, 2015		June 28, 2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$56.0	8.1%	$52.5	8.3%	$3.5	6.7%	$161.2	8.1%	$151.1	8.1%	$10.1	6.7%
Selling and marketing	94.3	13.6%	83.0	13.1%	11.3	13.6%	263.3	13.2%	245.0	13.1%	18.3	7.5%
General and administrative	73.1	10.5%	64.7	10.2%	8.4	13.0%	194.7	9.7%	194.6	10.4%	0.1	0.1%
Amortization of intangible assets	27.4	3.9%	29.7	4.7%	(2.3)	(7.7)%	82.8	4.1%	85.0	4.5%	(2.2)	(2.7)%
Impairment of intangible assets	—	—	—	—	—	—	—	—	0.5	—	(0.5)	(100.0)%
Restructuring and divestiture charges	11.9	1.7%	6.7	1.1%	5.2	77.6%	21.9	1.1%	36.6	2.0%	(14.7)	(40.2)%
	$262.7	37.8%	$236.6	37.4%	$26.1	11.0%	$723.9	36.2%	$712.8	38.1%	$11.1	1.6%

Research and Development Expenses. Research and development expenses increased 6.7% in each of the current three and nine months periods compared to the corresponding periods in the prior year. The increases were primarily due to increased compensation from higher headcount and improved operating results, primarily in our Diagnostics and GYN Surgical segments, and additional program spend primarily for our virology product line within our molecular diagnostics business, including increased clinical spending and higher spend for prototype materials. Partially offsetting these increases was lower spend from our MRI breast coils product line as a result of the divestiture of this business in the fourth quarter of fiscal 2014. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses increased 13.6% and 7.5% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year. In the current three and nine month periods, selling and marketing expenses increased primarily due to increased commissions as a result of higher sales and an increase in spending on marketing initiatives primarily for our breast cancer awareness, Genius 3D and cervical cancer awareness campaigns. These increases were partially offset by lower travel expenses and lower spend from our MRI breast coils product line as a result of the divestiture of this business in the fourth quarter of fiscal 2014.
General and Administrative Expenses. General and administrative expenses increased 13.0% and 0.1% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year. The increases in the current three and nine month periods were primarily related to higher compensation due to improved operating results and higher stock-based compensation, increased consulting expenses for a number of corporate initiatives and higher medical device excise taxes from increased U.S. product sales. These increases were partially offset by decreases in credit card fees related to customer sales, decreases in certain non-income tax expenses, and a reduction of bad debt expense. In addition, the current nine month period did not include $4.7 million of legal and consulting fees incurred to assist in our negotiation and response to shareholder activism in fiscal 2014.
Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, business licenses and non-compete agreements related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense decreased 7.7% and 2.7% in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to lower amortization expense from intangible assets from the Cytyc acquisition, which are being amortized based on the pattern of economic use, partially offset by the shortening of the remaining life of certain corporate trade names in the second quarter of fiscal 2014 as we decided to phase out their use.
Impairment of Intangible Assets. There was no impairment of intangible assets in the current three and nine month periods of fiscal 2015. In the second quarter of fiscal 2014, we recorded an impairment charge for a trade name intangible asset related to our MRI breast coils product line as previously discussed.
Restructuring and Divestiture Charges. In fiscal 2014, we implemented cost containment measures that primarily resulted in headcount reductions and also started the process of reorganizing our senior management team and international structure, which has led to additional headcount actions in fiscal 2015. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are being recognized either ratably over the respective required employee service periods or up-front for contractual benefits, and other charges are being recognized as incurred. In the current three and nine month periods, we recorded aggregate charges of $2.3 million and $12.3 million, respectively, related to these actions, primarily for severance and benefits and to a lesser extent facility closure costs. In addition, during the current three and nine month periods, we recorded a $9.6 million charge to write-off the cumulative translation adjustment related to the divestiture of our MRI breast coils product line. This subsidiary was deemed to be substantially liquidated in the third quarter of fiscal 2015 as operations fully ceased. In the prior year three and nine month periods, we recorded aggregate charges of $6.7 million and $36.6 million, respectively, primarily related to our fiscal 2014 actions including the termination of our former President and CEO and shutting down our Hitec-Imaging organic photoconductor manufacturing line. These charges recorded in fiscal 2014 primarily related to severance and benefits, and the nine month period includes a $3.1 million impairment charge to record certain buildings at one of our German locations to their estimated fair value. For additional information pertaining to restructuring actions and charges, please refer to Note 3 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Interest Income

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Change		June 27, 2015	June 28, 2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$0.3	$0.3	$—	—%	$1.0	$0.8	$0.2	25.0%
Interest income was flat in the current three month period compared to the corresponding period in the prior year and increased by $0.2 million in the current nine month period compared to the corresponding period in the prior year. The nine month period increase is primarily related to higher average cash balances in the current year.
Interest Expense

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Change		June 27, 2015	June 28, 2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(52.4)	$(52.4)	$—	—%	$(154.3)	$(168.1)	$13.8	(8.2)%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our Convertible Notes, Senior Notes and amounts borrowed under our Credit Agreement and Prior Credit Agreement. The decrease in interest expense in the current nine month period compared to the corresponding period in the prior year was primarily due to lower outstanding balances under the Credit Agreement and Prior Credit Agreement from principal payments in fiscal 2014 and 2015, which included voluntary pre-payments, lower weighted-average interest rates due to refinancing the Term Loan B facility during fiscal 2014, and the redemption of $405.0 million in principal amount of our 2.00% Convertible Notes due 2037, or the 2007 Notes, in December 2013. Interest expense in the current three month period remained flat as compared to the corresponding period of the prior year as the decreases noted for the nine month period were offset by the increase in interest expense for $4.6 million in transaction fees that were expensed related to executing the new Credit Agreement.
Debt Extinguishment Loss

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Change		June 27, 2015	June 28, 2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Debt Extinguishment Loss	$(18.2)	$—	$(18.2)	(100.0)%	$(24.9)	$(7.4)	$(17.5)	236.5%

In the third quarter of fiscal 2015, we entered into a new Credit Agreement with Bank of America, N.A. The initial net proceeds under the new Credit Agreement were used to refinance our obligations under our Prior Credit Agreement with Goldman Sachs Bank USA. In connection with this transaction, we recorded a debt extinguishment loss of $18.2 million for the write off of the pro-rata share of the debt discount and deferred issuance costs under the existing facility.

In the second quarter of fiscal 2014, we refinanced our Term Loan B facility and voluntarily prepaid $25.0 million of principal. In connection with this transaction, we recorded a debt extinguishment loss of $4.4 million for the write off of the pro-rata share of the debt discount and deferred issuance costs. Additionally, in the first quarters of each of fiscal 2015 and 2014, we made voluntary pre-payments of $300.0 million and $100.0 million on our Term Loan B facility, respectively. These prepayments are considered a partial debt extinguishment, and as a result, the pro-rata share of the debt discount and deferred issuance costs aggregating $6.7 million and $3.0 million related to these prepayments were recorded as a debt extinguishment loss in the first quarter of fiscal 2015 and 2014, respectively.

Other Income (Expense), net

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Change		June 27, 2015	June 28, 2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income (Expense), net	$1.0	$(1.5)	$2.5	(166.7)%	$0.6	$(3.5)	$4.1	(117.1)%
For the current three month period, this account was primarily comprised of gains of $0.6 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan, and net foreign currency exchange gains of $0.4 million. For the prior year three month period, this account was primarily comprised of an other-than temporary impairment charge for a cost-method equity investment of $3.2 million, partially offset by gains of $1.3 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan.

For the current nine month period, this account was primarily comprised of gains of $2.0 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan, partially offset by net foreign currency exchange losses of $1.5 million. For the prior year nine month period, this account was primarily comprised of other-than-temporary impairment charges on cost-method equity investments of $6.9 million and net foreign currency exchange losses of $0.9 million, partially offset by gains of $4.1 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan.
Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Change		June 27, 2015	June 28, 2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$17.3	$11.3	$6.0	53.1%	$45.3	$20.3	$25.0	123.2%
Our effective tax rate for the current three and nine month periods was 37.1% and 29.8%, respectively, compared to a provision of 50.0% and 214.2%, respectively, for the corresponding periods in the prior year. For the current three month period, the effective tax rate was higher than the statutory tax rate primarily due to the non-deductible write-off of the cumulative translation adjustment account related to one of the Company's subsidiaries that was deemed to be substantially liquidated in the third quarter of fiscal 2015. For the current nine month period, the effective tax rate was lower than the statutory rate primarily due to the domestic production activities deduction and reserve reversals due to a favorable income tax audit settlement partially offset by the non-deductible cumulative translation adjustment write-off. For the prior year three and nine month periods, the effective tax rate was higher than the statutory rate primarily due to unbenefited foreign losses.
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

Diagnostics

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Change		June 27, 2015	June 28, 2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$306.9	$293.1	$13.8	4.7%	$907.7	$869.7	$38.0	4.4%
Operating Income	$30.0	$4.8	$25.2	525.0%	$85.3	$24.8	$60.5	244.0%
Operating Income as a % of Segment Revenue	9.8%	1.6%			9.4%	2.8%
Diagnostics revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above.
Operating income for this business segment increased in the current three and nine month periods compared to the corresponding periods in the prior year due to increased gross profit in absolute dollars and slightly lower operating expenses. Gross profit in absolute dollars increased in the current three and nine month periods primarily due to increased Aptima sales, higher blood screening revenues as a result of the agreement between Grifols and the Japanese Red Cross, favorable manufacturing variances and lower royalty expense, partially offset by a decrease in Cervista HPV volume, lower instrumentation sales and the negative foreign currency impact of the strengthening U.S. dollar on our sales denominated in foreign currencies. As a result, gross margin improved to 51.1% and 49.2% in the current three and nine month periods of fiscal 2015, respectively, from 45.2% and 45.9% in the corresponding prior year periods, respectively.
Operating expenses decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a reduction in headcount in general and administrative functions and sales and marketing, lower restructuring charges, and a decrease in the amortization of intangible assets. For the nine month period, there was also lower bad debt expense and a decrease in non-income tax expense. These decreases were partially offset by an increase in spending on research and development for additional headcount and project spending, primarily for our virology product line, higher spend for various marketing initiatives and increased compensation from improved operating results.
Breast Health

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Change		June 27, 2015	June 28, 2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$279.5	$238.0	$41.5	17.5%	$777.1	$703.2	$73.9	10.5%
Operating Income	$74.7	$58.4	$16.3	27.9%	$210.7	$128.0	$82.7	64.6%
Operating Income as a % of Segment Revenue	26.7%	24.5%			27.1%	18.2%
Breast Health revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the $33.6 million and $53.8 million increase in product revenue discussed above and the $8.0 million and $20.1 million increase in service revenue that was substantially related to additional service revenue driven by the increased sales of our 3D Dimensions systems.
Operating income for this business segment increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to an increase in gross profit in absolute dollars from higher revenue, partially offset by an increase in operating expenses. The overall gross margin increased to 57.6% and 56.0% in the current three and nine month periods, respectively, compared to 52.1% and 48.1% in the corresponding periods in the prior year, respectively, primarily due to the increase in 3D Dimensions sales, on both a unit basis and as a percentage of total digital mammography systems, compared to our 2D systems and an increase in software related sales, which have higher gross margins, partially offset by the negative foreign currency impact of the strengthening U.S. dollar on our sales denominated in foreign currencies. In addition, service gross margin has improved due to an increase in service contracts from our higher installed base upon expiration of the warranty period without a corresponding increase in costs. The prior year nine month period included a $26.6 million asset impairment charge related to our MRI breast coils product line discussed above.
Operating expenses increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to an increase in commissions due to higher revenues, higher marketing expenditures primarily for our breast cancer awareness and Genius 3D campaigns, the $9.6 million charge to write-off the cumulative translation adjustment related to the divestiture of our MRI breast coils product line discussed above and increased compensation from improved operating results. These expense increases were partially offset by lower intangible asset amortization expense, lower restructuring expenses, and lower MRI breast coils product line expenses as a result of its divestiture.
GYN Surgical

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Change		June 27, 2015	June 28, 2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$85.5	$78.5	$7.0	8.9%	$248.9	$229.4	$19.5	8.5%
Operating Income	$9.5	$9.1	$0.4	4.4%	$27.2	$26.8	$0.4	1.5%
Operating Income as a % of Segment Revenue	11.1%	11.6%			10.9%	11.7%
GYN Surgical revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year due to the change in product revenues discussed above.
Operating income for this business segment increased in the current year periods compared to the corresponding periods in the prior year primarily due to an increase in gross profit in absolute dollars, partially offset by an increase in operating expenses. Gross margin increased to 59.3% in the current quarter from 57.3% in the corresponding period in the prior year primarily due to the benefit of increased volumes, partially offset by a product mix shift due to higher sales volume of MyoSure systems and the negative foreign currency impact of the strengthening U.S. dollar on our sales denominated in foreign currencies. The MyoSure system has lower gross margins than our NovaSure system. Gross margin in the current nine month period decreased to 56.6% from 57.5% in the corresponding period in the prior year primarily due to the $4.0 million charge to write-off inventory that will not be utilized, the impact of higher MyoSure system sales, and the negative impact of the strengthening U.S. dollar.
Operating expenses increased in the current three and nine month periods, primarily due to an increase in sales force headcount, higher commissions, increased costs associated with international sales initiatives, and increased research and development expenses.
Skeletal Health

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Change		June 27, 2015	June 28, 2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$22.0	$23.0	$(1.0)	(4.7)%	$68.5	$67.8	$0.7	1.0%
Operating Income	$1.8	$3.9	$(2.1)	(53.8)%	$6.2	$8.1	$(1.9)	(23.5)%
Operating Income as a % of Segment Revenue	8.2%	17.0%			9.1%	11.9%
Skeletal Health revenues decreased in the current three month period and increased in the current nine month period compared to the corresponding periods in the prior year primarily due to product revenues as discussed above.
Operating income decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to decreases in gross margin in absolute dollars as a result of lower product sales, combined with higher operating expenses for compensation from improved company operating results and additional investment in research and development projects. The gross margin rate decreased to 46.7% in the current quarter from 48.7% in the corresponding period in the prior year. The gross margin rate for the current nine month period decreased to 44.1% from 45.0% in the corresponding prior year period.

LIQUIDITY AND CAPITAL RESOURCES
At June 27, 2015, we had $439.6 million of working capital and our cash and cash equivalents totaled $885.0 million. Our cash and cash equivalents balance increased by $148.9 million during the first nine months of fiscal 2015 primarily due to an increase in operating cash flows and proceeds from equity plans, partially offset by debt principal payments and capital expenditures.
In the first nine months of fiscal 2015, our operating activities provided us with $553.6 million of cash, which included net income of $106.5 million, non-cash charges for depreciation and amortization aggregating $369.1 million, non-cash interest expense of $49.5 million related to our outstanding debt, stock-based compensation expense of $42.2 million, debt extinguishment losses of $24.9 million, and a $9.6 million charge related to writing off the cumulative translation adjustment of our MRI breast coils product line that was deemed to be substantially liquidated. These adjustments to net income were partially offset by a decrease in net deferred tax liabilities of $110.9 million, primarily from the amortization of intangible assets. Cash provided by operations included a net cash inflow of $65.7 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by a decrease in inventory of $32.9 million as a result of increased sales in both the Diagnostics and Breast Health segments and an overall effort to reduce inventory levels, and an increase in accrued expenses of $25.3 million primarily due to the accrual of interest on our debt due to timing of payments and annual bonuses, partially offset by restructuring payments.
In the first nine months of fiscal 2015, our investing activities utilized $56.8 million of cash primarily for capital expenditures of $58.1 million, which consisted of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware.
In the first nine months of fiscal 2015, our financing activities used cash of $343.5 million primarily due to net payments related to our long term debt of $374.9 million, which included $300.0 million in voluntary prepayments and $86.3 million of scheduled principal payments under our Prior Credit Agreement. As a result of our new Credit Agreement, we borrowed $16.3 million more than the principal that was outstanding under the Prior Credit Agreement, and we incurred $4.9 million of fees recorded as a debt discount. Cash outflows included $12.6 million for employee-related taxes withheld for the net share settlement of vested restricted stock units, debt issuance costs for the new Credit Agreement of $8.3 million and the purchase of interest rate caps of $6.1 million to hedge the variable interest rate on amounts outstanding under our Credit Agreement. Partially offsetting these uses of cash were proceeds of $50.4 million from our equity plans, primarily from the exercise of stock options.
Debt
We had total recorded debt outstanding of $3.94 billion at June 27, 2015, which is comprised of amounts outstanding under our Credit Agreement of $1.67 billion (principal $1.68 billion), Senior Notes of $1.00 billion and Convertible Notes of $1.27 billion (principal $1.32 billion).

The debt maturity schedule for our obligations as of June 27, 2015 was as follows:

	Remainder 2015	2016	2017	2018	2019	2020 and Thereafter	Total
Term Loan	$18.7	$75.0	$84.4	$121.9	$150.0	$1,050.0	$1,500.0
Revolver	—	175.0	—	—	—	—	175.0
Senior Notes	—	—	—	—	—	1,000.0	1,000.0
Convertible Notes (1)	450.0	—	—	906.4	—	—	1,356.4
	$468.7	$250.0	$84.4	$1,028.3	$150.0	$2,050.0	$4,031.4
(1) Classified based on the earliest date of redemption for each respective issuance with the exception of the 2010 Notes which are convertible by their respective holders as further discussed below. In addition, the balance in fiscal 2018 reflects accretion on the 2013 Notes through June 27, 2015.
Credit Agreement
On May 29, 2015, we and certain of our domestic subsidiaries entered into a Credit and Guaranty Agreement, or the Credit Agreement, with Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders party thereto (collectively, the "Lenders"). This Credit Agreement replaced our existing senior secured credit facility with Goldman Sachs Bank USA, in its capacity as administrative agent and collateral agent and the lenders party thereto ("Prior Credit Agreement") entered into on August 1, 2012, and the proceeds under the Credit Agreement of $1.68 billion were used to pay off the amounts outstanding under the Prior Credit Agreement.
The credit facilities under the Credit Agreement consist of:

•	A $1.5 billion secured term loan to Hologic with a final maturity date of May 29, 2020 or the Term Loan; and

•	A secured revolving credit facility under which the Borrowers (as defined below) may borrow up to $1 billion, subject to certain sublimits, with a final maturity date of May 29, 2020 or the Revolver.
Hologic and one of its subsidiaries, Hologic GGO 4 Ltd (“Hologic U.K.”) are the initial borrowers (the “Borrowers”) under the Credit Agreement. Hologic’s obligations under the Credit Agreement are guaranteed by certain of Hologic’s domestic subsidiaries (the “Subsidiary Guarantors”). Hologic U.K.’s obligations under the Credit Agreement are guaranteed by Hologic and the Subsidiary Guarantors.
In addition to the Term Loan, we borrowed $175.0 million under the Revolver. Borrowings under the Revolver may be made in certain alternative currencies pursuant to the terms of the Credit Agreement. We have the ability, subject to the terms of the Credit Agreement, to designate any additional wholly-owned foreign subsidiary as a Designated Borrower (as defined in the Credit Agreement) to receive loans up to a $100 million sublimit. The obligations of any Designated Borrower under such sublimit would be guaranteed by us and our Subsidiary Guarantors.
Borrowings under the credit facilities bear interest, at our option and in each case plus an applicable margin, as follows:

•	Term Loan: the Base Rate (as defined in the Credit Agreement) or the Eurocurrency Rate (i.e., the Libor rate); and

•
Revolver: if funded in U.S. Dollars, the Base Rate or the Eurocurrency Rate, and, if funded in an alternative currency, the Eurocurrency Rate; and if requested under the swing line sublimit, the Base Rate.

The applicable margin to the Base Rate and the Eurocurrency Rate is subject to specified changes depending on the total net leverage ratio as defined in the Credit Agreement. Current borrowings outstanding under the Credit Agreement bear interest at the Eurocurrency Rate plus the applicable margin of 1.75% per annum. We are also required to pay a quarterly commitment fee on the undrawn committed amount available under the Revolver.
We are required to make scheduled principal payments under the Term Loan in increasing amounts ranging from $18.75 million per three-month period commencing with the three-month period ending on September 25, 2015 to $37.5 million per three-month period commencing with the three-month period ending on September 28, 2018. The remaining balance of the Term Loan is due at maturity. Any amounts outstanding under the Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the Credit Agreement, we are required to make certain mandatory prepayments from specified excess cash flows from operations (to the extent our net senior secured leverage ratio exceeds a certain ratio) and from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances and insurance recoveries (subject to certain reinvestment rights) (“Mandatory Prepayments”). Mandatory Prepayments are required to be applied by us, first, to the Term Loan, second, to any outstanding amount under the swing line sublimit, third, to the Revolver, and fourth to any outstanding amount under a letter of credit sublimit. Subject to certain limitations, we may voluntarily prepay any of the credit facilities under the Credit Agreement without premium or penalty.
The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting our ability and that of the Subsidiary Guarantors, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of our businesses. The Credit Agreement also contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults and an event of default upon a change of control of the company.
Borrowings are secured by first-priority liens on, and a first-priority security interest in, substantially all of our assets, with certain exceptions. The Credit Agreement contains total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter. The total net leverage ratio is 5.50:1.00 beginning on our fiscal quarter ending September 26, 2015, and then decreases over time to 4.00:1.00 for the quarter ending March 28, 2020. The interest coverage ratio is 3.75:1.00 beginning on our fiscal quarter ending September 26, 2015, and will remain as such for each quarter thereafter. The total net leverage ratio is defined as the ratio of our consolidated net debt as of the quarter end to our consolidated adjusted EBITDA (as defined in the Credit Agreement) for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of our consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on the measurement date to adjusted consolidated cash interest expense for the same measurement period. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement. Although the covenant calculations were not required as of June 27, 2015, we would have been in compliance.
Senior Notes
On July 2, 2015, we completed a private placement of $1.0 billion aggregate principal amount of our 5.250% Senior Notes due 2022, or our 2022 Notes. The 2022 Notes are our general senior unsecured obligations and are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries (the "Guarantors"). The 2022 Notes mature on July 15, 2022 and bear interest at the rate of 5.250% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2016. We used the net proceeds of the 2022 Notes, plus available cash to discharge our outstanding $1.0 billion aggregate principal amount of 6.25% senior notes due 2020, or our Senior Notes and we will redeem such Senior Notes on August 1, 2015 at an aggregate redemption price of $1.03125 billion, reflecting a premium payment of $31.25 million. In addition, we will make a final interest payment in the amount of $31.25 million for interest accrued to August 1, 2015, to holders of record of the Senior Notes as of July 15, 2015. As a result of this transaction, we will record a debt extinguishment loss in the fourth quarter of fiscal 2015, which will comprise the premium payment and pro-rata debt issuance costs. Debt issuance costs related to the Senior Notes were $8.4 million as of June 27, 2015.
The 2022 Notes were issued pursuant to an indenture (the “Indenture”), dated as of July 2, 2015, among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee. The Indenture contains covenants which limit, among other things, our ability and the ability of the Guarantors to incur additional indebtedness and additional liens on our assets, to engage in mergers or acquisitions or dispose of assets, to pay dividends or make other distributions, to enter into certain transactions with affiliated persons and to make certain investments. These covenants are subject to a number of exceptions and qualifications, including the suspension of certain of these covenants upon the 2022 Notes receiving an investment grade credit rating. We are not required to maintain any financial covenants with respect to the 2022 Notes.
We may redeem the 2022 Notes at any time prior to July 15, 2018 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the Indenture. We may also redeem up to 35% of the aggregate principal amount of our 2022 Notes with the net cash proceeds of certain equity offerings at any time and from time to time before July 15, 2018, at a redemption price equal to 105.250% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. We also have the option to redeem the 2022 Notes on or after: July 15, 2018 through July 14, 2019 at 102.625% of par; July 15, 2019 through July 14, 2020 at 101.313% of par; and July 15, 2020 and thereafter at 100% of par. In addition, if we undergo a change of control, as provided in the Indenture, we will be required to make an offer to purchase each holder’s 2022 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.
Convertible Notes
At June 27, 2015, our Convertible Notes, in the aggregate principal amount of $1.32 billion, are recorded at $1.27 billion, which is net of the unamortized debt discount attributed to the embedded conversion feature of the Convertible Notes. These notes consist of:

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
During the third quarter of fiscal 2015, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2010 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of the 2010 Notes may convert their notes during the fourth quarter of fiscal 2015. As such, we classified the $421.8 million in carrying value ($450.0 million principal value) of our 2010 Notes as a current debt obligation. In the event the closing price conditions are met in the fourth quarter of fiscal 2015 or a future fiscal quarter, the 2010 Notes will be convertible at a holder's option during the immediately following fiscal quarter. As of June 27, 2015, the if-converted value of the 2010 Notes exceeded the aggregate principal amount by approximately $296.2 million. It is our current intent and policy to settle any conversion of the Convertible Notes as if we had elected to make either a net share settlement or all cash election, such that upon conversion, we intend to pay the holders in cash for the principal amount of the 2010 Notes and, if applicable, shares of our common stock or cash to satisfy the premium based on a calculated daily conversion value.
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
We have recorded deferred tax liabilities related to our convertible notes original issuance discount, representing the spread between the stated cash coupon rate and the higher interest rate that is deductible for tax purposes based on the type of security. When our convertible notes are extinguished, we are required to recapture the original issuance discount previously deducted for tax purposes. The tax recapture, however, decreases as the fair market value of the notes increase. Our final tax liability upon settling the notes will decrease and may ultimately be zero as our common stock price rises and it exceeds the conversion price of our convertible notes.
Stock Repurchase Program
On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock over the next three years. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program. Through June 27, 2015, we had not repurchased any shares of our common stock under this program.

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
Future Liquidity Considerations
We believe that our cash and cash equivalents, cash flows from operations and the cash available under our revolving facility will provide us with sufficient funds in order to fund our expected normal operations and debt payments, including interest and potential payouts for any convertible notes for which conversion is triggered by the holder, over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt and related deferred tax liabilities, as applicable, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our Credit Agreement, Senior Notes, 2022 Notes and Convertible Notes. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 27, 2014.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, publicly-traded equity securities, cost-method equity investments, mutual funds, insurance contracts and related deferred compensation plan liabilities, interest rate caps, accounts payable and debt obligations. Except for our outstanding Convertible Notes, 2022 Notes and Senior Notes, the fair value of these financial instruments approximates their carrying amount. As of June 27, 2015, we have $1.32 billion in principal amount of Convertible Notes outstanding, which are comprised of our 2010 Notes with a principal amount of $450.0 million, our 2012 Notes with a principal amount of $500.0 million and our 2013 Notes with a principal amount of $370.0 million. The Convertible Notes are recorded net of the unamortized debt discount on our consolidated balance sheets. The fair value of our 2010 Notes, 2012 Notes and 2013 Notes as of June 27, 2015 was approximately $746.2 million, $651.3 million and $449.2 million, respectively. Amounts outstanding under our Credit Agreement aggregating $1.68 billion aggregate principal as of June 27, 2015 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value. The fair value of our Senior Notes as of June 27, 2015 was approximately $1.03 billion.
Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our Convertible Notes, 2022 Notes, Senior Notes and Credit Agreement. The Convertible Notes, 2022 Notes and Senior Notes have fixed interest rates. Borrowings under our Credit Agreement bear interest at our option and in each case plus an applicable margin, as follows:

•	Term Loan: the Base Rate (as defined in the Credit Agreement) or the Eurocurrency Rate (i.e., the Libor rate); and

•
Revolver: if funded in U.S. Dollars, the Base Rate or the Eurocurrency Rate, and, if funded in an alternative currency, the Eurocurrency Rate; and if requested under the swing line sublimit the Base Rate.

The applicable margin to the Base Rate and the Eurocurrency Rate is subject to specified changes depending on the total net leverage ratio as defined in the Credit Agreement. Current borrowings outstanding under the Credit Agreement bear interest at the Eurocurrency Rate plus 1.75% per annum.
As of June 27, 2015, there was $1.68 billion in aggregate principal amount outstanding under the Credit Agreement comprised of $1.5 billion under the Term Loan facility and $175.0 million under the Revolver. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by less than $1.0 million due to the low current interest rate environment. On January 7, 2015, we entered into two separate interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on these facilities. The critical terms of the interest rate caps were designed to mirror the terms of our LIBOR-based borrowings under the Prior Credit Agreement. The terms in the new Credit Agreement are consistent with the Prior Credit Agreement, and therefore the interest rate caps continue to be highly effective at offsetting the cash flows being hedged. We designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal for a two-year period, which ends on December 30, 2016.
The return from cash and cash equivalents will vary as short-term interest rates change. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our business, financial condition or results of operations.
Foreign Currency Exchange Risk. Our international business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors affecting our international business.

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
As of June 27, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 27, 2015.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions)
March 29, 2015 – April 25, 2015	3,537	$33.13	—	$250.0
April 26, 2015 – May 23, 2015	1,397	34.08	—	250.0
May 24, 2015 – June 27, 2015	10,039	36.42	—	250.0
Total	14,973	$—	—	$250.0
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

(2)
On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock over the next three years. Through June 27, 2015, we had not repurchased any shares of our common stock under this program.

Item 5.    Other Information.
On July 27, 2015, the Company entered into a Transition Agreement with one of its former named executive officers and the Company’s current Corporate Vice President, Service and Support, Roger Mills. Pursuant to the Transition Agreement, Mr. Mills will remain employed by the Company through September 26, 2015 and thereafter provide consulting services to the Company through November 30, 2016. In connection with this arrangement, Mr. Mills will forego his right to any severance payments under his Severance Agreement. Mr. Mills will remain subject to the terms of his Non-Competition and Proprietary Information Agreement, will continue to participate in the Company’s Short-Term Incentive Plan for fiscal 2015 in accordance with the terms thereof and his outstanding equity awards will continue to vest in accordance with their terms through his consultancy period.

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

4.1	Indenture dated July 2, 2015, by and among Hologic, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	7/2/2015

4.2	Form of 5.250% Senior Note due 2022 (included in Exhibit 4.1).	8-K	7/2/2015

10.1
Credit and Guaranty Agreement, dated May 29, 2015, among Hologic, Hologic GGO 4 Ltd, each Designated Borrower from time to time party thereto, the Guarantors from time to time party thereto, each Lender from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

		8-K	5/29/2015

10.2*	Pledge and Security Agreement, dated May 29, 2015, among the grantors party thereto and Bank of America, N.A. as Collateral Agent.

10.3*	Second Amendment to Restated Agreement by and between Gen-Probe Incorporated and Grifols Diagnostic Solutions Inc. ‡

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition
_______________

*    Filed herewith.
**    Furnished herewith.
‡    Confidential treatment has been granted or requested with respect to portions of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	July 29, 2015	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer

Date:	July 29, 2015	/s/ Robert W. McMahon

Robert W. McMahon
Chief Financial Officer (Principal Financial Officer)