Form 10-K
period 2015-09-26
HOLOGIC INC
filed 2015-11-19
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 26, 2015
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
250 Campus Drive, Marlborough, Massachusetts 01752
(Address of Principal Executive Offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code (508) 263-2900
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 28, 2015 was $9,098,955,240 based on the price of the last reported sale on Nasdaq Global Select Market on that date.
As of November 13, 2015, 282,905,150 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s annual meeting of stockholders to be filed within 120 days of the end of its fiscal year ended September 26, 2015 are incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated.

HOLOGIC, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 26, 2015

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

•	our goal of expanding our market positions;

•	the development of new competitive technologies and products;

•	regulatory approval and clearances for our products;

•	production schedules for our products;

•	the anticipated development of our markets and the success of our products in these markets;

•	the anticipated performance and benefits of our products;

•	business strategies;

•	estimated asset and liability values;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future;

•	our compliance with covenants contained in the terms of our indebtedness;

•	anticipated trends relating to our financial condition or results of operations, including the impact of interest rates and foreign currency exchange fluctuations; and

•	our capital resources and the adequacy thereof.
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
TRADEMARK NOTICE
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 3D, 3D Mammography, Affirm, Aptima, Aptima Combo 2, ATEC, Celero, Cervista, Contura, C-View, Cytyc, Dimensions, DirectRay, Discovery, Eviva, Fluoroscan, Genius, Gen-Probe, Healthcome, Horizon, Interlace, Invader, MultiCare, MyoSure, NovaSure, Panther, PreservCyt, Progensa, SecurView, Selenia, StereoLoc, TCT, ThinPrep, Tigris, TLI IQ, and TMA.

PART I

Item 1.    Business
Overview
We are a developer, manufacturer and supplier of premium diagnostics products, medical imaging systems and surgical products with an emphasis on women's health. The Company operates in four segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. We sell and service our products through a combination of direct sales and service personnel and a network of independent distributors and sales representatives.
We offer a wide range of diagnostic products which are used primarily to aid in the diagnosis of human diseases and screen donated human blood and plasma. Our primary diagnostics products include our Aptima family of assays, which run on our advanced instrumentation systems (Panther and Tigris), our ThinPrep system, the Rapid Fetal Fibronectin Test and our Procleix blood screening assays. The Aptima family of assays is used to detect the infectious microorganisms that cause the common sexually transmitted diseases, or STDs, chlamydia and gonorrhea, certain high-risk strains of human papillomavirus, or HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth. In blood screening, we develop and manufacture the Procleix family of assays, which are used to detect various infectious diseases. These blood screening products are marketed worldwide by our blood screening collaborator, Grifols S.A., or Grifols, under Grifols' trademarks.
Our Breast Health products include a broad portfolio of breast imaging and related products and accessories, including digital mammography systems, computer-aided detection, or CAD, for mammography and minimally invasive breast biopsy devices, breast biopsy site markers, and breast biopsy guidance systems. Our most advanced breast imaging platform, Dimensions, utilizes a technology called tomosynthesis to produce 3D images that show multiple contiguous slice images of the breast, which we refer to as the Genius 3D Mammography exam, as well as conventional 2D full field digital mammography images. Our clinical results for FDA approval demonstrated that conventional 2D digital mammography with the addition of 3D tomosynthesis is superior to 2D digital mammography alone for both screening and diagnostics.
Our GYN Surgical products include our NovaSure Endometrial Ablation System and our MyoSure Hysteroscopic Tissue Removal System. The NovaSure system involves a trans-cervical procedure for the treatment of abnormal uterine bleeding. The MyoSure system is a tissue removal device that is designed to provide incision-less removal of fibroids, polyps, and other pathology within the uterus.
Our Skeletal Health segment offers Discovery and Horizon X-ray bone densitometers that assess the bone density of fracture sites; and mini C-arm imaging systems that assist in performing minimally invasive surgical procedures on a patient's extremities, such as the hand, wrist, knee, foot, and ankle.
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
Investors and others should note that we announce material financial information to our investors using our investor relations website (http://investors.hologic.com), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website. Hologic has used, and intends to continue to use, our investor relations website, as well as our Twitter account (@Hologic), as means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance and Compliance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
Products
We view our operations and manage our business in four principal reporting segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. Financial information concerning these segments is provided in Note 14 to our audited consolidated financial statements contained in Item 15 of this Annual Report. The following describes our principal products in each of our segments.
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
Target Capture/Nucleic Acid Extraction Technology. The detection of target organisms that are present in small numbers in a large-volume clinical sample requires that target organisms be concentrated to a detectable level. One way to accomplish this is to isolate the particular nucleic acid of interest by binding it to a solid support. This support, with the target bound to it, can then be separated from the original sample. We refer to such techniques as “target capture.” We have developed target capture techniques to immobilize nucleic acids on magnetic beads by the use of a “capture probe” that attaches to the bead and to the target nucleic acid. We use magnetic separation to concentrate the target by drawing the magnetic beads to the sides of the sample tube, while the remainder of the sample is washed away and removed. When used in conjunction with our patented amplification methods, target capture techniques concentrate the nucleic acid target(s) and also remove materials in the sample that might otherwise interfere with amplification.
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

Procleix Family of Assays for Blood Screening
We develop and manufacture the Procleix family of assays, which are marketed and sold worldwide by Grifols, our blood screening collaborator, under Grifols’ trademarks. The Procleix family of assays includes the Ultrio and Ultrio Plus assays which simultaneously detect HIV type-1, or HIV-1, the hepatitis C virus, or HCV, and the hepatitis B virus, or HBV, in donated blood, plasma, organs and tissues, the Ultrio Elite assay which simultaneously detects HIV-1, HIV type-2, or HIV-2, HBV and HCV in donated blood, plasma, organs and tissues, the HEV assay, which detects the hepatitis E Virus in donated blood, plasma, organs and tissues, the WNV assay, which detects West Nile Virus, or WNV, in donated blood, plasma, organs and tissues, and the Parvo/HAV assay, which detects the Parvovirus and hepatitis A virus, or HAV, in donated blood, plasma, organs and tissues.
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
Our instrumentation includes the Tigris system, an integrated, fully-automated testing instrument for high-volume laboratories which is approved for use with a number of our Aptima and Procleix assays, the Panther instrument system, an integrated, fully-automated testing instrument capable of serving both high- and low-volume laboratories, and our semi-automated direct tube sampling, or DTS, instruments which are used to run a number of infectious disease assays. In the fourth quarter of fiscal 2014, we also introduced our Tomcat instrument, a fully-automated general purpose instrument designed to ease the strain of pre-analytical sample processing by eliminating the inefficient and error-prone activities associated with manually aliquoting samples.
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
In the case of manual screening, the cytotechnologist screens each Pap test slide with a microscope to first determine the adequacy of the slide and then to examine the entire slide to differentiate diseased or abnormal cells from normal cells. With the ThinPrep Imaging System, the screening process has been automated to combine the power of computer imaging technology and human interpretive skills. Prior to human review, the ThinPrep Imaging System rapidly scans, locates and highlights areas of interest for review. By directing the cytotechnologist to areas of interest on a slide, the system may increase a cytology laboratory’s screening productivity and diagnostic accuracy. In Europe, where laboratories tend to be smaller and process fewer tests, we also offer a lower throughput imaging device to assist in the detection of cervical cancer.
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
Virology and Infectious Disease Products
In virology, NAT assays can be used to detect viral DNA or RNA in a patient sample. These tests can be qualitative, meaning that the tests simply provide a “yes-no” answer for the presence or absence of the virus, or quantitative, meaning that the test determines the quantity of virus in the patient sample. We currently offer Aptima assays for the qualitative detection of HIV-1 and HCV. We are developing quantitative viral load assays for the quantitation of HIV-1, HBV and HCV to run on our Panther instrument system. The first of these quantitative viral load assays, the Aptima HIV Dx Quant assay, was CE-marked in December 2014.
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
Dimensions: Breast Tomosynthesis
Our Dimensions platform includes a mammography gantry incorporating our DirectRay digital detector capable of performing both 2D and tomosynthesis image acquisition and display. When operating in tomosynthesis mode, the system acquires a series of low dose x-ray images taken in a scanning motion at various angles. The images are mathematically processed into a series of small slices, allowing for visualization of the breast in multiple contiguous slices. We believe by revealing the internal structure of the breast, the more subtle architecture of various types of suspicious lesions may be able to be better interpreted, which may ultimately increase cancer detection and reduce unnecessary patient callbacks. Our clinical results for FDA approval demonstrated that conventional 2D digital mammography with the addition of our Genius 3D Mammography is superior to 2D digital mammography alone for both screening and diagnostics.
C-View System
Our C-View product provides a 2D image that is mathematically synthesized from the data within a tomosynthesis exam. Our current recommended clinical practice involves what we refer to as a “combo” exam involving a tomosynthesis exam and a conventional digital 2D exam, but performed under the same breast compression. The C-View product allows for the mathematical construction of a 2D image from the tomosynthesis data, without the need for an actual 2D exposure. Elimination of the 2D exposure reduces the breast compression time and patient dose compared to the current combo exam. Our C-View software is approved for sale throughout the European Economic Area and in other countries recognizing the CE-mark. In May 2013, the FDA approved the use of the C-View software with our Dimensions tomosynthesis system.
Selenia
The Selenia product family is our original full field digital mammography platform. The Selenia product family includes the Selenia base configuration, the Selenia Value (a lower cost alternative to the Selenia base configuration) and a remanufactured Selenia system, each of which offer customers varying performance capabilities.
SecurView Workstation
The images captured by digital mammography systems are typically transmitted electronically for review by a radiologist at a work station. To this end, we developed the SecurViewDX breast imaging softcopy workstation, approved for interpretation of digital mammograms from most vendors as well as images from other diagnostic breast modalities. To complement this product, we also developed the SecurViewRT workstation, a technologist workstation enabling bi-

directional exchange of electronic communications between the reviewer and the technologist.
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
Stereotactic Breast Biopsy Systems
We provide clinicians with the flexibility of choosing upright or prone systems for breast biopsy by offering three minimally invasive stereotactic breast biopsy guidance systems, the MultiCare Platinum dedicated, prone breast biopsy table, the StereoLoc II upright attachment, and the Affirm upright attachment. The StereoLoc II attachment is used in conjunction with our Selenia systems. The Affirm upright attachment is employed with our Dimensions 2D and tomosynthesis systems. These breast biopsy systems provide an alternative to open surgical biopsy and can be performed as an outpatient procedure under local anesthesia, allowing shorter recovery times. The Affirm tomosynthesis option provides faster lesion targeting and reduced patient procedure time compared to traditional stereotactic biopsy procedures. The Affirm system is pre-programmed for use with our Eviva and ATEC vacuum-assisted breast biopsy devices.
Breast Biopsy Products
We offer a wide range of minimally invasive products for breast biopsy and biopsy site marking. Our breast biopsy portfolio includes two types of tethered vacuum-assisted breast biopsy products, the Automated Tissue Excision Collection, or ATEC, and Eviva devices. Each tethered device is a disposable biopsy tool that is powered by a console and utilizes our patented fluid management system. The ATEC device can be used under all standard imaging guidance modalities (stereotactic x-ray, ultrasound, MRI and molecular breast imaging) whereas our Eviva device is used exclusively under stereotactic x-ray guidance. In addition to our ATEC and Eviva products, we also offer the Celero device, a non-tethered (no separate console), vacuum-assisted, spring-loaded, disposable core biopsy device which is used exclusively under ultrasound-guidance. All of our breast biopsy devices have been designed to accommodate a broad spectrum of patients as well as hard-to-reach lesions in the axilla, near the chest wall, near implants or behind the nipple.
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
Mini C-arm Imaging
We manufacture and distribute Fluoroscan mini C-arm imaging systems. Mini C-arms provide low intensity, real-time x-ray imaging, with high-resolution images at radiation levels and at a cost below those of conventional x-ray and fluoroscopic equipment. Mini C-arm systems are used primarily by orthopedic surgeons to assist in performing minimally invasive surgical procedures on a patient’s extremities, such as the hand, wrist, knee, foot and ankle.
Marketing, Sales and Service
We sell and service our products through a combination of direct sales and service forces and a network of independent distributors and sales representatives. In fiscal 2015, 2014, and 2013, no customer accounted for more than 10% of our consolidated revenues. In fiscal 2015, 2014, and 2013, revenues under our blood screening collaboration agreement, which is currently with Grifols, accounted for 20.9%, 18.8% and 16.6% of our Diagnostics segment revenue, respectively. No other customer accounted for more than 10% of our revenues in any other business segment in fiscal 2015, 2014, or 2013. In fiscal 2015, 2014, and 2013, international revenues accounted for 25.4%, 26.4% and 26.1% of our product sales, respectively. See Note 14 to our consolidated financial statements contained in Item 15 of this Annual Report for geographical information.
Our U.S. sales force is structured to specifically target the customers in each of our business segments. We maintain distinct teams focused on the Diagnostics, Breast Health, GYN Surgical, and Skeletal Health markets. A critical element of our strategy in the U.S. has been to utilize the results of our clinical trials and expanded FDA labeling to demonstrate safety, efficacy and productivity improvements to our target customers. Our end customers include clinical laboratories, hospitals, healthcare providers and surgeons in both hospital and office settings, and we target various specialists at healthcare entities who use our products, such as radiologists and breast surgeons. Our U.S. sales efforts also include the use of national account managers focused on obtaining purchasing contracts from large purchasing entities, such as managed care organizations, integrated delivery networks and government healthcare facilities. In addition, in certain regions of the U.S., we use a limited number of independent dealers or distributors to sell and service certain of our products. Internationally, our products are marketed and sold through a combination of a direct sales force and a network of distributors. We maintain direct sales operations in Canada, Europe, Australia and China.
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
We believe that the success of our products depends on our ability to differentiate ourselves and to demonstrate that our products deliver the clinical and operational attributes that are most important and cost-effective to customers. These attributes include, but are not limited to, superiority in efficacy, ease of use, reliability, accuracy, quality and cost. We believe our continued success depends in large part upon our ability to invest in product enhancements and technologies that will help us distinguish ourselves from our competitors.
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
We believe that our Rapid Fetal Fibronectin Test is currently the only approved in vitro diagnostic test for predicting the risk of pre-term birth in the U.S. Internationally, our Rapid Fetal Fibronectin Test competes with Actim Partus manufactured by Medix Biochemical. However, this product could experience competition from companies that manufacture and market pregnancy-related diagnostic products and services. In addition, healthcare providers use diagnostic techniques such as clinical examination and ultrasound to diagnose the likelihood of pre-term birth and may choose these techniques rather than use the Rapid Fetal Fibronectin Test.
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
In the global clinical diagnostics market, we compete with several companies offering alternative technologies to our diagnostic products. For example, in the U.S., our Aptima Combo 2 tests compete against BD and Roche Diagnostics Corporation, or Roche, and our Aptima HPV and Cervista HPV tests compete with tests marketed by Qiagen and Roche.
In the market for blood screening products, our primary competitor is Roche. We also compete with assays developed internally by blood screening centers and laboratories based on PCR technology. In the future, our blood screening products may compete with viral inactivation or reduction technologies and blood substitutes.
Breast Health. Our mammography and related products and subsystems compete on a worldwide basis with products offered by a number of competitors, including General Electric Company, or GE, Siemens, Koninklijke Philips NV, or Philips, Planmed Oy, or Planmed, Agfa-Gevaert N.V., or Agfa, Carestream Health, Inc., FUJIFILM Holdings Corporation, or Fuji, I.M.S., and Toshiba Corporation. In the U.S., our full field digital mammography systems compete with digital mammography systems from GE, Siemens, Fuji, I.M.S., Philips and Planmed. Our digital mammography systems also compete with Fuji’s and Carestream Health’s Computed Radiography, or CR mammography systems, and other lower-priced alternatives to 2D digital mammography and analog mammography systems. In the U.S., GE received FDA approval in September 2014 for its breast tomosynthesis system, and Siemens received FDA approval for its tomosynthesis system in April 2015. In addition, we believe that other competitors, including Fuji, are developing tomosynthesis systems for commercial use in the U.S. Our Dimensions tomosynthesis systems also compete in certain countries outside of the U.S. with tomosynthesis systems developed by GE, Siemens, Fuji, and I.M.S.
The primary competitor for our breast biopsy product line is Devicor Medical Products, Inc., part of Danaher Corporation's Leica Biosystems division. In addition, other competitors include CareFusion, a BD Company, Sanarus Technologies, LLC and Intact Medical Corporation.
GYN Surgical. Our NovaSure system currently faces direct competition from Johnson & Johnson, Boston Scientific Corporation, or Boston Scientific, The Cooper Companies, Inc., or CooperSurgical, and Minerva Surgical, Inc., or Minerva, each of which currently markets an FDA approved endometrial ablation device for the treatment of abnormal uterine bleeding. In addition to these devices, we also compete with alternative treatments to our NovaSure system, such as drug therapy, intrauterine devices, hysterectomy, dilation and curettage and rollerball ablation. Because drug therapy is an alternative to our NovaSure procedure, NovaSure’s competitors also include many major pharmaceutical companies that manufacture hormonal drugs for women.

Our MyoSure product competes directly with hysteroscopic loop resection, such as Smith & Nephew’s TruClear device and Boston Scientific's Symphion device. The MyoSure product also competes with alternative therapeutic techniques such as hysteroscopic resection with a monopolar or bipolar loop, which is currently the most common technique for removing intrauterine fibroids and polyps.
Skeletal Health. GE is our primary competitor in the bone densitometry market, and we also compete with Orthoscan in the mini-C arm market.
Manufacturing
We purchase many of the components, subassemblies, and raw materials used in our products from numerous suppliers worldwide. For reasons of quality assurance, scarcity and/or cost effectiveness, certain components, subassemblies, and raw materials of our products are available only from one or a limited number of suppliers. We work closely with our suppliers to develop contingency plans to ensure continuity of high quality and reliable supply. We have established long-term supply contracts with many of our suppliers and in other instances, we have developed in-house capability to offset potential shortages caused by sole source suppliers. Due to the high standards and FDA requirements applicable to manufacturing our products, such as the FDA's Quality System Regulation and Good Manufacturing Practices, we may not be able to quickly establish additional or replacement sources for certain components or materials. In the event that we are unable to obtain sufficient quantities of raw materials or components or subassemblies on commercially reasonable terms or in a timely manner, our ability to manufacture our products on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on our business, financial condition and results of operations.
Our current supplier of certain key raw materials for certain of our amplified NAT diagnostic assays, pursuant to a fixed-price contract, is Roche Diagnostics Corporation. In addition, we have a supply and purchase agreement for oligonucleotides for HPV with Roche Molecular Systems, Inc. The parent company of both Roche Diagnostics Corporation and Roche Molecular Systems, Inc. is F. Hoffmann-La Roche Ltd, a direct competitor of our Diagnostics business. We also have a supply agreement with GE Healthcare Bio-Sciences Corp., an affiliate of GE, for membranes used in connection with our ThinPrep product line. GE is a director competitor with our Breast Health and Skeletal Health businesses.
We have sole-source third-party manufacturers for each of our molecular diagnostics instrument product lines. KMC Systems, Inc., or KMC Systems, is the only manufacturer of the Tigris instrument and Stratec Biomedical AG, or Stratec, is the only manufacturer of the Panther instrument. We are dependent on these sole source third-party manufacturers, and this dependence exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs. We have no firm long-term volume commitments with either KMC Systems or Stratec. If KMC Systems, Stratec, or any of our other third-party manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its development or manufacturing operations or becomes insolvent or otherwise fails to supply us with products in sufficient quantities, instrument shipments to our customers could be delayed, which would decrease our revenues and harm our competitive position and reputation. Further, because we place orders with our manufacturers based on forecasts of expected demand for our instruments, if we inaccurately forecast demand we may be unable to obtain adequate manufacturing capacity or adequate quantities of components to meet our customers' delivery requirements.
We and our contract manufacturers manufacture our products at a limited number of different facilities located in the United States and throughout the world. In most cases, the manufacturing of each of our products is concentrated in one or a few locations. An interruption in manufacturing capabilities at any of these facilities, as a result of equipment failure or other reasons, could reduce, delay or prevent the production of our products. Some of our manufacturing operations are located outside of the U.S., including in Costa Rica and the United Kingdom. Those manufacturing operations are also subject to additional challenges and risks associated with international operations described under the caption “Risk Factors” in Item 1A below.
We continually review our operations and facilities in an effort to reduce costs and increase efficiencies. During fiscal 2015, we decided to shut down our Bedford, Massachusetts facility and outsource the manufacturing of certain of our Skeletal Health products to a third party and transfer certain other manufacturing operations for our Breast Health segment to our Danbury, Connecticut and Marlborough, Massachusetts facilities. In addition, research and development, sales and service support and administrative functions will be moved to Danbury and Marlborough. This full transition is expected to be completed by the end of fiscal 2016. During fiscal 2014, we completed the process of consolidating our Madison, Wisconsin molecular diagnostics operations into our Diagnostics facilities in San Diego, California. During fiscal 2013, we moved our selenium panel coating production line from Germany into our digital detector manufacturing facility in Newark, Delaware, and completed the consolidation of our breast biopsy operations, including manufacturing, research and development and sales support to our Costa Rica manufacturing facility and facilities in Massachusetts. We may experience unexpected problems and expenses associated with our consolidation of operations and facilities that could materially harm our business and prospects.
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
Other regulations which affect the content and manufacturing of our products include, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances, or REACH, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS, and the Waste Electrical and Electronic Equipment Directive, or WEEE, enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. Similar legislation that has been or is in the process of being enacted in Japan and China and various states of the U.S. may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These redesigns or alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions, result in additional costs or have other similar effects.
Backlog
Our backlog as of October 25, 2015 and October 26, 2014 totaled $408.9 million and $377.0 million, respectively. Backlog consists of customer orders for which a delivery schedule within the next twelve months has been specified. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net revenues for any future period.
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
In addition to product development, our research and development personnel play an active role in the review of product specifications, clinical protocols and FDA submissions, as well as ensuring that certain of our products conform to European health, safety and environmental requirements, or CE-marking. Our research and development expenses were $214.9 million, $203.2 million and $197.6 million in fiscal 2015, 2014, and 2013, respectively.
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
We are engaged in intellectual property litigation as described in Note 12 to our consolidated financial statements entitled “Litigation and Related Matters,” and we may be notified in the future of claims that we may be infringing intellectual property rights possessed by third-parties. In connection with any such litigation or if any claims are asserted against us or our products, we may seek to enter into settlement and/or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms. Alternatively, we may decide or be required to litigate such claims. A successful claim by a third-party may require us to remove the infringing product from the market or to design around the patented technology, potentially resulting in a less acceptable product.
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
The FDA classifies medical devices into 3 classes based on risk. The FDA generally must clear the commercial sale of new medical devices in Classes II and III. Commercial sales of our Class II and III medical devices within the U.S. must be preceded by either a pre-market notification filing pursuant to Section 510(k) of the FD&C Act (Class II) or the granting of a pre-market approval application, or PMA (Class III). Our Class I medical devices must follow Hologic’s internal Quality System processes prior to commercialization. A 510(k) pre-market notification filing must contain information establishing that the device to be sold is substantially equivalent to a device commercially distributed prior to May 28, 1976. The PMA procedure involves a complex and lengthy testing and review process by the FDA and may require several years to obtain. We may need to first obtain an investigational device exemption, known as an IDE, in order to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. The FDA will grant a PMA only if after evaluating clinical data it finds that the safety and effectiveness of the product has been sufficiently demonstrated. This approval may require additional patient follow-up for an indefinite period of time.
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
Certain analyte specific reagents, referred to as ASR products, as with other Class I products, may be sold without 510(k) clearance or PMA approval. However, ASR products are subject to significant restrictions. The manufacturer may not make clinical or analytical performance claims for the ASR product, may not promote their use with additional laboratory equipment and may only sell the ASR product to clinical laboratories that are qualified to run high complexity tests under CLIA. Each laboratory must validate the ASR product for use in diagnostic procedures as a laboratory developed test.
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
In 2012, the European Commission proposed two new regulations, one each for medical devices and In-vitro Diagnostics (IVD). The adoption of these regulations may impact our international operations through a broadened scope of medical device and IVD oversight and/or regulatory reach. Compliance with the new European Commission regulations, if and when adopted, may impose additional administrative and financial burdens on us.
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
Healthcare reform proposals and medical cost containment measures are being adopted in the U.S. and in many foreign countries. The ability of our customers to obtain appropriate reimbursement for our products and services from private and governmental third-party payors is critical to the success of medical technology companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement and coverage varies by country and can significantly impact acceptance of new products and technologies. Even if we develop a promising new product, we may find limited demand for the product unless reimbursement approval and coverage is obtained from private and governmental third-party payors. Further legislative or administrative reforms to the reimbursement system in the United States and other countries in a manner that significantly reduces reimbursement for procedures using our medical products or denies coverage for those procedures facilitated by our products, including price regulation, competitive bidding and tendering, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, could have a material adverse effect on our business, financial condition or results of operations.
Employees
As of September 26, 2015, we had approximately 5,290 full-time employees, including 1,483 in manufacturing operations, 806 in research and development, 2,390 in marketing, sales and support services, and 611 in general administration. The non-management employees of our Hitec-Imaging subsidiary located in Germany are represented by a union. Hitec-Imaging’s 66 non-management German employees were subject to collective bargaining agreements negotiated on a national and regional basis between Unternehmens-Verband Südôstliches Westfalen e.V., the Employers Association of North Rhine-Westphalia, and the German Metal Workers Union, IndustrieGewerkschaft Metall. In addition, Hitec-Imaging’s German employees are represented by a works council, a Betriebsrat, with respect to various shop agreements for social matters and working conditions. We believe that our relationship with our employees is good. Except as described herein, none of our other employees are represented by a union.
Seasonality
Worldwide sales, including U.S. sales, do not reflect any significant degree of seasonality; however, customer purchases of our GYN Surgical products have been historically lower in our second fiscal quarter as compared to our other fiscal quarters. We expect continuing fluctuations in our manufacture and shipment of blood screening products and instruments to our blood screening collaborator, Grifols, which vary each period based on Grifols’ inventory levels and supply chain needs. Our respiratory infectious disease product line within our Diagnostics segment is also subject to significant seasonal and year-over-year fluctuations. In addition, the summer months, which occur during our fiscal fourth quarter, typically have had lower order rates internationally for most of our products.

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
Our growth potential depends in large part on our ability to identify and develop new products or new indications for or enhancements of existing products that address unmet medical needs and receive reimbursement from payors, either through internal research and development or through collaborations, acquisitions, joint ventures or licensing or other arrangements with third parties. However, balancing current growth and investment for the future remains a challenge. The development of new products and enhancement of existing products requires significant investment in research and development, clinical trials and regulatory approvals. Our ongoing investments in new product introductions and in research and development for new products and existing product enhancements could exceed corresponding sales growth. This could produce higher costs without a proportional increase in revenues.
Additionally, the results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products, complete clinical trials, obtain regulatory approvals and reimbursement in the United States and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protection for our products, gain and maintain market approval of our products and access capital. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we are unable to develop and launch new products and enhanced products, our ability to maintain or expand our market position in the markets in which we participate may be materially adversely impacted.
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
International expansion is a key component of our growth strategy, although our international operations and foreign acquisitions expose us to additional operational challenges that we might not otherwise face.
We are focused on international expansion as a key component of our growth strategy and have identified specific areas of opportunity in various international markets. In fiscal 2015, 24.0% of our revenue came from outside of the U.S. If we fail to capitalize in the opportunities we have identified, our future growth may be materially adversely affected.
In addition, even if we do succeed in our plans to grow internationally, our future and existing international operations may subject us to a number of additional risks and expenses. Any of these risks or expenses could harm our operating results. These risks and expenses include:

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

•
the inability to effectively obtain or enforce intellectual property rights, reduced protection for intellectual property rights in some countries, and otherwise protect against clone or “knock off” products; and

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
We constantly monitor the dynamics of the economy, the healthcare industry and the markets in which we compete; and we continue to assess our key personnel that we believe are essential to our long-term success. Over the last two years, we have effected a leadership change and have made significant organizational and strategic changes in connection therewith. If we fail to effectively manage our ongoing organizational and strategic changes, our financial condition, results of operations, and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed.
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
Most medical devices cannot be marketed in the U.S. without 510(k) clearance or premarket approval by the FDA. Any modifications to a device that has received a pre-market approval that affect the safety or effectiveness of the device require a pre-market approval supplement or possibly a separate pre-market approval, either of which is likely to be time-consuming, expensive and uncertain to obtain. If the FDA requires us to seek one or more pre-market approval supplements or new pre-market approvals for any modification to a previously approved device, we may be required to cease marketing or to recall the modified device until we obtain approval, and we may be subject to significant criminal and/or civil sanctions, including, but not limited to, regulatory fines or penalties.
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
Delays in receipt of, or failure to obtain, clearances or approvals for future products could delay or preclude realization of product revenues from new products or result in substantial additional costs which could decrease our profitability. In 2012, the European Commission proposed two new regulations, one each for medical devices and In-vitro Diagnostics (IVD). The adoption of these regulations may impact our international operations through a broadened scope of medical device and IVD oversight and/or regulatory reach. Compliance with the new European Commission regulations, if and when adopted, may impose additional administrative and financial burdens on us.
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
Sales and market acceptance of our medical products and the treatments facilitated by our products is dependent upon the coverage decisions and reimbursement policies established by government healthcare programs and private health insurers. The ability of customers to obtain appropriate reimbursement for their products and services from private and governmental third-party payors is critical to the success of medical technology companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement varies by country and can significantly impact the acceptance of new products and technologies. Even if we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors. Further legislative or administrative reforms to the reimbursement systems in the United States and other countries in a manner that significantly reduces reimbursement for procedures using our medical products or denies coverage for those procedures facilitated by our products, including price regulation, competitive bidding and tendering, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, could have a material adverse effect on our business, financial condition or results of operations.
Healthcare policy changes, including healthcare reform legislation and the uncertainty surrounding the implementation of any such legislation, could harm our business and prospects.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, “the Healthcare Reform Act”) was enacted into law in the United States in March 2010. As a U.S. headquartered company with significant sales in the United States, the medical device tax included in this law has materially affected us. The law imposed on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in January 2013. We expect that this excise tax will continue to apply to the majority, if not all, of our products sold in the U.S. In addition, the judgments we make regarding which of our products are subject to the excise tax based on our interpretations of the law, related Internal Revenue Service, or IRS, regulations and the underlying factors used to calculate the amount of tax due on the sale of such products could differ from the judgments made by the IRS, resulting in additional charges to our results of operations. Our U.S. product revenues represented 74.6% and 73.6% of our net product revenues for the years ended September 26, 2015 and September 27, 2014, respectively. The Company incurred $23.6 million and $21.9 million of excise tax expense related to the domestic sales of its medical device products for the years ended September 26, 2015 and September 27, 2014, respectively.
The law also includes regulatory mandates and other measures designed to constrain medical costs, as well as stringent reporting requirements of financial relationships between device manufacturers and physicians and teaching hospitals. Specifically, under one provision of the law, which is commonly referred to as the Physician Payment Sunshine Act, we are required to collect data on and annually report to CMS certain payments or other transfers of value to physicians and teaching hospitals and annually report certain ownership and investment interests held by physicians or their immediate family members.
Compliance with this healthcare legislation, including with these reporting requirements and the excise tax, has imposed significant additional administrative and financial burdens on us. Various healthcare reform proposals have also emerged at the state level in the U.S. The Healthcare Reform Act and these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. These reforms include a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. In addition, the excise tax has increased our costs of doing business. The impact of this healthcare reform legislation, and practices including price regulation, competitive pricing, comparative effectiveness of therapies, technology assessments, and managed care arrangements could harm our business and prospects, results of operations and/or financial condition. Healthcare reform proposals and medical cost containment measures in the U.S. and in many foreign countries could:

•	limit the use of our products and treatments;

•	reduce reimbursement available for such use;

•	further tax the sale or use of our products;

•	adversely affect the use of new therapies for which our products may be targeted; and

•	further increase the administrative and financial burden of compliance.
These reforms, cost containment measures and new taxes, including the uncertainty in the medical community regarding their nature and effect, could also have an adverse effect on our customers’ purchasing decisions regarding our products and treatments and could harm our business, results of operations, financial condition and prospects. We cannot predict the specific healthcare programs and regulations that will be ultimately implemented by regional and national governments globally. However, any changes that lower reimbursements for our products and/or procedures using our products, reduce medical procedure volumes or increase cost containment pressures on us or others in the healthcare sector could adversely affect our business and results of operations.
We operate in a highly regulated industry, and changes in healthcare-related laws and regulations could adversely affect our revenues and profitability.
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
Professional societies, government agencies, practice management groups, private health/science foundations, and organizations involved in healthcare issues may publish guidelines, recommendations or studies to the healthcare and patient communities. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, cost-effectiveness, and use of related therapies. Organizations like these have in the past made recommendations about our products and those of our competitors. Recommendations, guidelines or studies that are followed by healthcare providers and insurers could result in decreased use of our products. For example, in November 2012, the American Congress of Obstetrics and Gynecologists, known as the ACOG, released updates in which they have recommended less frequent cervical cancer screening similar to guidelines released in March 2012 by the U.S. Preventative Services Task Force and the American Cancer Society. We believe that these recommendations and guidelines may have contributed to increased screening intervals for cervical cancer, which we believe has and may continue to adversely affect our ThinPrep revenues. In addition, on October 20, 2015, the American Cancer Society issued new guidelines recommending that women start annual mammograms at age 45 instead of 40 and have a mammogram every two years instead of annually. This recommendation could result in a decrease in purchases of our mammography systems.
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
If we cannot maintain our current corporate collaborations and enter into new corporate collaborations, our product development could be delayed and our revenue could be adversely impacted. In particular, any failure by us to successfully maintain our blood screening collaboration could have a material adverse effect on our business.
With respect to certain of our products we have relied, to a significant extent, on corporate collaborators for funding development and marketing as well as distribution. For example, in our Diagnostics business we are dependent on Grifols to distribute the blood screening products we manufacture. Commercial blood screening product sales to Grifols accounted for 20.9% and 18.8% of our Diagnostics segment revenue in fiscal 2015 and 2014, respectively. If our blood screening relationship with Grifols is terminated and not replaced, our revenues could be adversely affected. In addition, we expect to rely on our corporate collaborators for the commercialization of certain products. If any of our corporate collaborators were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the development or commercialization and subsequent marketing of the products contemplated by the collaboration could be delayed or terminated. We cannot control the amount and timing of resources our corporate collaborators devote to our programs or potential products.
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

Failing to manage a collaboration effectively, failing to comply with the obligations associated with a collaboration, or entering into a disadvantageous corporate collaboration, could harm our business and prospects.
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
We and our contract manufacturers manufacture our products at a limited number of different facilities located in the United States and throughout the world. In most cases, the manufacturing of each of our products is concentrated in one or a few locations. An interruption in manufacturing capabilities at any of these facilities, as a result of equipment failure or other reasons, could reduce, delay or prevent the production of our products. Our manufacturing facilities and those of our contract manufacturers are subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods or weather conditions. Manufacturing facilities may experience plant shutdowns, strikes or other labor disruptions, or periods of reduced production as a result of equipment failures, loss of power, gray outs, delays in deliveries or extensive damage, which could harm our business and prospects. Some of our manufacturing operations are located outside the U.S., including in Costa Rica and the United Kingdom. Those manufacturing operations are also subject to additional challenges and risks associated with international operations described herein.
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

Additionally, the U.S. Supreme Court has issued several recent decisions, the full impact of which is not yet known. For example, in March 2012 in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patentable subject matter. The decision appears to impact diagnostics patents that merely apply a law of nature via a series of routine steps and has created uncertainty around the patentability of certain biomarker-related method claims. Additionally, in June 2013 in Association for Molecular Pathology v. Myriad Genetics, Inc., the Court held that claims to isolated genomic DNA are not patentable, but claims to complementary DNA, or cDNA, molecules were held to be valid. The effect of the decision on patents for other isolated natural products is uncertain and we may lose competitive advantages should the subject matter of our patents or patents we exclusively license be deemed non-patentable subject matter and we therefore fail to maintain exclusivity to such subject matter as a result.
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
We rely on strategic relationships with a number of key distributors for sales and service of our products. For example, in our Diagnostics business we are dependent on Grifols to distribute the blood screening products we manufacture. Commercial blood screening product sales to Grifols accounted for 20.9% and 18.8% of our Diagnostics segment revenue in fiscal 2015 and 2014, respectively. If our blood screening relationship or any of our other strategic relationships are terminated and not replaced, our revenues and/or ability to service our products in the territories serviced by these distributors could be adversely affected. If any of our distribution or marketing agreements are terminated, particularly our blood screening collaboration agreement, or if we elect to distribute new products directly, we will have to invest in additional sales and marketing resources, including additional field sales personnel, which would significantly increase future selling, general and administrative expenses. We may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all. If we fail to enter into acceptable distribution or marketing agreements or fail to successfully market our products, our product sales will decrease. We may also be exposed to risks as a result of transitioning a territory from a distributor sales model to a direct sales model, such as difficulties maintaining relationships with specific customers, hiring appropriately trained personnel or ensuring compliance with local product registration requirements, any of which could result in lower revenues than previously received from the distributor in that territory.
Fluctuations in the exchange rates of European currencies and the other foreign currencies in which we conduct our business, in relation to the U.S. dollar, could harm our business and prospects.
We maintain sales and service offices outside the U.S., have manufacturing facilities in Costa Rica and the United Kingdom, and conduct business worldwide. The expenses of our international offices are denominated in local currencies, except at our Costa Rica subsidiary, where the majority of business is conducted in U.S. dollars. Our foreign sales may be denominated in local currencies, or the U.S. dollar.
Fluctuations in foreign currency exchange rates could affect our revenues, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss if we hold deposits of that currency. In the last few years we have not hedged foreign currency exposures, however, we have begun to hedge a portion of foreign currency denominated sales in fiscal 2016 although there can be no assurance we will continue to hedge in the future. There is a risk that any hedging activities will not be successful in mitigating our foreign exchange risk exposure and may adversely impact our financial condition and results of operations.
We have only one third-party manufacturer for certain of our product lines and rely on one or a limited number of suppliers for some key raw materials, components or subassemblies for our products. This reliance exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs.
Certain of our raw materials, components or subassemblies are purchased from a single-source due to cost, quality, expertise or other considerations. Obtaining alternative sources of supply of these raw materials, components or subassemblies could involve significant delays and other costs and regulatory challenges, and may not be available to us on reasonable terms, if at all. The failure of a supplier to provide sufficient quantities, acceptable quality and timely delivery of goods at an acceptable price, or an interruption in the delivery of goods from such a supplier could harm our business and prospects. Any disruption of supplies of goods could delay or reduce shipments, which could result in lost or deferred sales. For example, we have sole-source third-party manufacturers for each of our molecular diagnostics instruments. KMC Systems, Inc., or KMC Systems, is the only manufacturer of the Tigris instrument and Stratec Biomedical AG, or Stratec, is the only manufacturer of the Panther instrument. We have no firm long-term volume commitments with either KMC Systems or Stratec. If KMC Systems, Stratec or any of our other third-party manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its development or manufacturing operations or becomes insolvent or otherwise fails to supply us with goods in sufficient quantities, then instrument shipments to our customers could be delayed, which would decrease our revenues and harm our competitive position and reputation. Further, because we place orders with our manufacturers based on forecasts of expected demand for our products, if we inaccurately forecast demand we may be unable to obtain adequate manufacturing capacity or adequate quantities of components to meet our customers' delivery requirements. Similarly, we rely on one or a limited number of suppliers for some key raw materials for our products. For example, our current supplier of certain key raw materials for certain of our amplified NAT diagnostic assays, pursuant to a fixed-price contract, is Roche Diagnostics Corporation and we have a supply and purchase agreement for oligonucleotides for HPV with Roche Molecular Systems, Inc. The parent company of both Roche Diagnostics Corporation and Roche Molecular Systems, Inc. is F. Hoffmann-LaRoche Ltd, a direct competitor of our Diagnostics business. We also have a supply agreement with GE Healthcare Bio-Sciences Corp., an affiliate of GE, for membranes used in connection with our ThinPrep product line. GE is a direct competitor with our Breast Health and Skeletal Health businesses.
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
We continually review our operations and facilities in an effort to reduce costs and increase efficiencies. To that end, during fiscal 2015, we decided to shut down our Bedford, Massachusetts facility and outsource the manufacturing of certain of our Skeletal Health products to a third party and transfer certain other manufacturing operations for our Breast Health segment to our Danbury, Connecticut and Marlborough, Massachusetts facilities. In addition, research and development, sales and service support and administrative functions will be moved to Danbury and Marlborough. This full transition is expected to be completed by the end of fiscal 2016. Uncertainty is inherent within the consolidation process, and unforeseen circumstances, costs and expenses could offset the anticipated benefits, disrupt operations, including the timely delivery of products and service to customers, and impact product quality, which could materially harm our business and prospects. In addition, we may fail to retain key employees who possess specific knowledge or expertise and who we depend upon for the timely and successful transition, we may not be able to attract a sufficient number of skilled workers at the new locations to handle the additional production and other demands, and the relocation may absorb significant management and key employee attention and resources. If any of these risks materialize, our business, results of operations, financial condition and prospects may be adversely affected.
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
Although we do not currently have any customers that represent more than 10% of our consolidated revenues, a material portion of product sales in our Diagnostics segment comes from a limited number of customers. We have long-term commitments with some of our Diagnostics’ customers, but only our collaboration agreement with Grifols results in revenues of more than 10% of our Diagnostics segment's total revenues. Product sales from our blood screening collaboration with Grifols accounted for 20.9% and 18.8% of our Diagnostics segment revenue in fiscal 2015 and 2014, respectively. In fiscal 2015, our blood screening collaboration was largely dependent on three significant customers, The American Red Cross, The Japanese Red Cross and Creative Testing Solutions, although we did not receive any revenues directly from those entities. We anticipate that our operating results in our Diagnostics segment will continue to depend, to a significant extent, upon revenues from a small number of customers. The loss of any of these key customers, or a significant reduction in sales volume or pricing to these customers, could significantly reduce our Diagnostics segment revenues or profitability.
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
Our results of operations have been and may continue to be subject to significant quarterly variation. Our results for a particular quarter may also vary due to a number of factors, including:

•	the overall state of healthcare and cost containment efforts;

•	the timing and level of reimbursement for our products domestically and internationally;

•	the development status and demand for our products;

•	the development status and demand for therapies to treat the health concerns addressed by our products and treatments;

•	economic conditions in our markets;

•	foreign exchange rates;

•	the timing of orders;

•	the timing of expenditures in anticipation of future sales;

•	the mix of products we sell and markets we serve;

•	regulatory approval of products;

•	the introduction of new products and product enhancements by us or our competitors;

•	pricing and other competitive conditions;

•	unanticipated expenses;

•	complex revenue recognition rules pursuant to U.S. generally accepted accounting principles, which we refer to as U.S. GAAP;

•	asset impairments;

•	contingent consideration charges;

•	restructuring and consolidation charges;

•	debt refinancing charges and expenses; and

•	seasonality of sales of certain of our products.

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

We are subject to environmental, health and safety laws and regulations, including related to our use and recycling of hazardous materials and the composition of our products.

Our research and development and manufacturing processes involve the controlled use of hazardous materials, such as toxic and carcinogenic chemicals and various radioactive compounds, and the risk of contamination or injury from these materials cannot be eliminated. In such event, we could be held liable for any resulting damages, and any such liability could be extensive. From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, regulations enacted in the European Union such as the Registration, Evaluation, Authorization and Restriction of Chemical Substances, or REACH, which requires the registration of and regulates use of certain chemicals, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS, which regulates the use of certain hazardous substances in certain products we manufacture, and the Waste Electrical and Electronic Equipment Directive, or WEEE, which requires the collection, reuse and recycling of waste from certain products we manufacture. These and similar legislation that has been or is in the process of being enacted in Japan, China and various states of the U.S. may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These redesigns or the use of alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions, result in additional costs or have other similar effects. We are also subject to other substantial regulation relating to environmental, health and safety matters, including occupational health and safety, environmental protection, hazardous substance control, and waste management and disposal. The failure to comply with such regulations could subject us to, among other things, fines and criminal liability. We may also be required to incur significant costs to comply with these and future regulations, which may result in a material adverse effect upon our business, financial condition and results of operation.
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
All of our reporting units passed Step 1 of the goodwill impairment test in fiscal 2015. For illustrative purposes, had the fair value of each of the reporting units been lower by 10%, all of the reporting units would still have passed Step 1 of the goodwill impairment test. Although we believe that we use reasonable methodologies for developing assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates are uncertain by nature and can vary from actual results. It is possible that the continuation of the current global financial and economic uncertainty could negatively affect our anticipated future cash flows, or the discount rates used to value the cash flows for each reporting unit, to such an extent that we could be required to perform an interim impairment test during fiscal 2016.
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
Risks Relating to our Indebtedness
We incurred significant indebtedness in order to finance the acquisition of Gen-Probe in fiscal 2012, which may limit our operating flexibility, and could adversely affect our operations and financial results and prevent us from fulfilling our obligations.
As of September 26, 2015, we had approximately $3.72 billion aggregate principal of indebtedness. We also have other contractual obligations and deferred tax liabilities. This significant level of indebtedness and our other obligations may:

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
In addition, the terms of our credit facilities require us to meet certain financial covenants that are customary with these types of credit facilities, which are described in Note 4 “Borrowings and Credit Agreements” in the accompanying notes to the consolidated financial statements included in Item 15 of this Annual Report. Our ability to comply with these covenants may be adversely affected by general economic conditions, industry conditions and other events beyond our control. If we are unable to comply with these covenants, we could default under the credit facilities, which could cause us to be unable to borrow additional amounts under the credit facilities and may result in the acceleration of the maturity of our outstanding indebtedness under the facilities. If the maturities were accelerated, we may not have sufficient funds available for repayment, and if we were unable to make additional borrowings under the facilities, we may not be able to make investments in our business to support our strategy or we may end up in bankruptcy proceedings, or other processes, in which our business would be negatively impacted. In addition, our shareholders could be adversely impacted as shareholder value could decrease to a point of limited return. Each scenario would result in significant negative implications to our liquidity and results of operations.
Further, the terms of our indebtedness contain covenants that restrict our ability, and that of our subsidiaries, to engage in certain transactions and may impair our ability to respond to changing business and economic conditions, including, among other things, limitations on our ability to:

•	incur indebtedness or issue certain preferred equity;

•	pay dividends, repurchase our common stock or make other distributions or restricted payments;

•	make certain investments;

•	agree to payment restrictions affecting the restricted subsidiaries;

•	sell or otherwise transfer or dispose of assets, including equity interests of our subsidiaries;

•	enter into transactions with our affiliates;

•	create liens;

•	designate our subsidiaries as unrestricted subsidiaries;

•	consolidate, merge or sell substantially all of our assets; and

•	use the proceeds of permitted sales of our assets.
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
A significant portion of our indebtedness is subject to floating interest rates, which makes us more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in our business. As of September 26, 2015, approximately $1.66 billion aggregate principal of our indebtedness, which represents the outstanding principal under our Term Loan and Revolver under our Credit Agreement, was subject to floating interest rates. We currently have limited hedging arrangements in place to mitigate the impact of higher interest rates.
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
In addition, the price of our common stock could also be affected by possible sales of our common stock by investors who view our convertible notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity that may develop involving our common stock. The hedging or arbitrage could, in turn, affect the trading price of our convertible notes, or any common stock that note holders receive upon conversion of their notes.
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
In November 2013, we announced that our Board of Directors authorized the repurchase of up to $250 million of our outstanding common stock over the next three years. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock on the open market or in privately negotiated transactions in the U.S. The timing and amount of stock repurchases will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program. Repurchases pursuant to our stock repurchase program could affect our stock price and increase the volatility of our common stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. Through September 26, 2015, we had not repurchased any shares of our common stock under this stock repurchase program.

Our convertible notes may adversely affect our earnings per share.

Any conversion of the convertible notes could cause dilution to our stockholders and to our earnings per share in the event the Company decided to settle such conversion in shares. In addition, because of the type of instrument and our accounting policy for settling the principal in cash, for any period in which we have reported net income, if the average trading price of our common stock for that period exceeds the conversion price of any of our convertible notes, the convertible notes of that class will increase our diluted share count and may result in lower reported diluted earnings per share. Our outstanding convertible notes in the principal amount of $150 million, $500 million and $370 million, respectively, have conversion prices of $23.03, $31.175 and $38.59, respectively.

Item  1B. Unresolved Staff Comments
None.

Item  2. Properties
We own and lease the real property identified below. We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

Principal Properties Owned:	Primary Use	Floor Space
Newark, DE (a)	DirectRay digital detector research and development and plate manufacturing operations	164,000 sq. ft.
Warstein, Germany	Hitec-Imaging’s manufacturing operations, research and development and administrative functions	201,000 sq. ft.
Londonderry, NH	Manufacturing operations	47,000 sq. ft.
San Diego, CA (b)	Diagnostics headquarters, including research and development, administrative and manufacturing operations	262,000 sq. ft.
San Diego, CA (b)(c)	Diagnostics headquarters, including research and development, administrative and manufacturing operations	290,000 sq. ft.
San Diego, CA (b)	Manufacturing operations for blood screening products	94,000 sq. ft.

Principal Properties Leased:	Primary Use	Floor Space	Lease Expiration (fiscal year)	Renewals
Bedford, MA (d)	Administrative, research and development, and manufacturing operations	207,000 sq. ft.	2022	4, five-yr. periods
Danbury, CT	Manufacturing facility	62,000 sq. ft.	2022	4, five-yr. periods
Danbury, CT	Manufacturing operations and research and development	60,000 sq. ft.	2018	1, five-yr. period
Marlborough, MA	Headquarters, including research and development, manufacturing and distribution operations	216,000 sq. ft.	2019	2, five-yr. periods
Marlborough, MA	Manufacturing operations	146,000 sq. ft.	2019	2, five-yr. periods
Alajuela, Costa Rica	Manufacturing facility	164,000 sq. ft.	2018	2, five-yr. periods
Manchester, England	Manufacturing operations and research and development	66,000 sq. ft.	2035	None
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

(d)
During fiscal 2015, we decided to shut down our Bedford, Massachusetts facility and outsource the manufacturing of certain of our Skeletal Health products to a third party and transfer certain other manufacturing operations for our Breast Health segment to our Danbury, Connecticut and Marlborough, Massachusetts facilities. In addition, research and development, sales and service support and administrative functions will be moved to Danbury and Marlborough. This transition is expected to be completed by the end of fiscal 2016.

We lease other facilities utilized for office space and manufacturing and distribution operations across the United States, Europe, Canada and China. We also lease several sales and service offices throughout the world.

Item  3. Legal Proceedings
For a discussion of legal matters as of September 26, 2015, please see Note 12 to our consolidated financial statements entitled “Litigation and Related Matters,” which is incorporated by reference into this item.

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

Fiscal Year Ended September 26, 2015	High	Low
First Quarter	$27.35	$22.70
Second Quarter	33.33	25.60
Third Quarter	38.55	32.12
Fourth Quarter	43.00	35.80
Fiscal Year Ended September 27, 2014	High	Low
First Quarter	$23.07	$19.25
Second Quarter	22.72	19.91
Third Quarter	26.18	20.24
Fourth Quarter	26.75	24.07
Number of Holders. As of November 13, 2015, there were approximately 1,189 holders of record of our common stock, including multiple beneficial holders at depositories, banks and brokers listed as a single holder in the street name of each respective depositary, bank or broker.
Dividend Policy. We have never declared or paid cash dividends on our capital stock, and we currently have no plans to do so. Our current policy is to retain all of our earnings to finance future growth, pay down our existing indebtedness and repurchase our common stock. The existing covenants under our debt instruments also place limits on our ability to issue dividends and repurchase stock.
Recent Sales of Unregistered Securities. We did not sell unregistered equity securities during the fourth quarter of fiscal 2015.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions)
June 28, 2015 – July 25, 2015	898	$38.21	—	$250.0
July 26, 2015 – August 22, 2015	1,661	40.95	—	250.0
August 23, 2015 – September 26, 2015	5,122	41.25	—	250.0
Total	7,681	$40.83	—	$250.0
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

(2)
On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock over a three year period. Through September 26, 2015, we had not repurchased any shares of our common stock under this program.

Stock Performance Graph
The following graph compares cumulative total shareholder return on our common stock since September 25, 2010 with the cumulative total return of the Russell 1000 Index and the Standard & Poor’s Health Care Supplies Index. This graph assumes the investment of $100 on September 25, 2010 in our common stock, the Russell 1000 Index and the S&P Health Care Supplies Index. Measurement points are the last trading day of each respective fiscal year.

Item  6. Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, beginning on page F-1. In the fourth quarter of fiscal 2012, we acquired Gen-Probe Incorporated. In fiscal 2011, we acquired Interlace Medical, Inc., TCT International Co. Ltd., and Beijing Healthcome Technology Company, Ltd. Results of operations for each of these businesses are included in our consolidated financial statements from the dates of acquisition.

	Fiscal Years Ended
	September 26, 2015 (5)	September 27, 2014 (4)	September 28, 2013 (3)	September 29, 2012 (2)	September 24, 2011 (1)
	(In millions, except per share data)
Consolidated Statement of Operations Data
Total revenues	$2,705.0	$2,530.7	$2,492.3	$2,002.6	$1,789.3
Total operating costs and expenses	$2,249.9	$2,251.0	$3,398.5	$1,888.9	$1,414.9
Net income (loss)	$131.6	$17.3	$(1,172.8)	$(73.6)	$157.2
Basic net income (loss) per common share	$0.47	$0.06	$(4.36)	$(0.28)	$0.60
Diluted net income (loss) per common share	$0.45	$0.06	$(4.36)	$(0.28)	$0.59
Consolidated Balance Sheet Data
Working capital	$322.4	$946.2	$535.8	$901.7	$833.5
Total assets	$7,670.1	$8,414.7	$9,000.8	$10,477.1	$6,008.8
Long-term debt obligations, less current portion (6)	$3,254.3	$4,162.6	$4,254.4	$4,986.3	$1,506.4
Total stockholders’ equity	$2,079.2	$2,063.0	$1,941.5	$2,961.0	$2,936.9
____________

(1)
Fiscal 2011 total operating costs and expenses include a net gain on the sale of intellectual property of $84.5 million, and included in net income in fiscal 2011 was a debt extinguishment loss of $29.9 million.

(2)
Fiscal 2012 total operating costs and expenses include charges for contingent consideration of $119.5 million related to certain of our acquisitions, aggregate restructuring and divestiture charges of $36.6 million and acquisition transaction costs related to the Gen-Probe acquisition of $34.3 million. Included in net loss was a debt extinguishment loss of $42.3 million.

(3)
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

(4)	Fiscal 2014 total operating costs and expenses include restructuring and divestiture charges of $51.7 million and intangible asset impairment charges of $32.2 million.

(5)
Fiscal 2015 total operating costs and expenses include restructuring and divestiture charges of $28.5 million. Included in net income was a debt extinguishment loss of $62.7 million and related transaction costs of $9.3 million.

(6)
Long-term obligations are net of unamortized debt discounts of $68.7 million, $121.3 million, $157.1 million, $188.8 million and $236.4 million for fiscal years 2015, 2014, 2013, 2012 and 2011, respectively.

Item  7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the information described under the caption “Risk Factors” in Part I, Item 1A of this report.

OVERVIEW
We are a developer, manufacturer and supplier of premium diagnostics products, medical imaging systems and surgical products with an emphasis on women's health. We operate in four segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. We sell and service our products through a combination of direct sales and service personnel and a network of independent distributors and sales representatives.
We offer a wide range of diagnostic products which are used primarily to aid in the diagnosis of human diseases and screen donated human blood and plasma. Our primary diagnostics products include our Aptima family of assays, which run on our advanced instrumentation systems (Panther and Tigris), our ThinPrep system, the Rapid Fetal Fibronectin Test and Procleix blood screening assays. The Aptima family of assays is used to detect the infectious microorganisms that cause the common sexually transmitted diseases, or STDs, chlamydia and gonorrhea, certain high-risk strains of human papillomavirus, or HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth. In blood screening, we develop and manufacture the Procleix family of assays, which are used to detect various infectious diseases. These blood screening products are marketed worldwide by our blood screening collaborator, Grifols S.A., or Grifols, under Grifols' trademarks.
Our Breast Health products include a broad portfolio of breast imaging and related products and accessories, including digital and film-based mammography systems, computer-aided detection, or CAD, for mammography and minimally invasive breast biopsy devices, breast biopsy site markers, breast biopsy guidance systems and breast brachytherapy products. Our most advanced breast imaging platform, Dimensions, utilizes a technology called tomosynthesis to produce 3D images that show multiple contiguous slice images of the breast, which we refer to as the Genius 3D Mammography exam, as well as conventional 2D full field digital mammography images.
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
Our Skeletal Health segment offers Discovery and Horizon X-ray bone densitometers that assess the bone density of fracture sites; and mini C-arm imaging systems that assist in performing minimally invasive surgical procedures on a patient's extremities, such as the hand, wrist, knee, foot, and ankle.
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
Professional societies, government agencies, practice management groups, private health/science foundations, and organizations involved in healthcare issues may publish guidelines, recommendations or studies to the healthcare and patient communities from time to time which could result in decreased reimbursement or use of our products. For instance, on October 20, 2015, the American Cancer Society issued new guidelines recommending that women start annual mammograms at age 45 instead of 40 and that women have a mammogram every two years instead of annually. This recommendation could result in a decrease in purchases of our mammography systems. In addition, in November 2012, the American Congress of Obstetrics and Gynecologists, known as the ACOG, released updates in which they have recommended less frequent cervical cancer screening similar to guidelines released in March 2012 by the U.S. Preventative Services Task Force, known as the USPSTF, and the American Cancer Society. However, the USPSTF recommendations now also include HPV co-testing for certain patient populations, an update from their draft guidelines in October 2011. Overall, we believe that these guidelines may have contributed to an increase in testing intervals in the U.S. for cervical cancer screening, resulting in fewer such tests being performed.
Over the last few years, there have been periodic significant fluctuations in foreign currencies relative to the U.S. dollar. In fiscal 2015, there was a significant strengthening of the U.S. dollar versus the Euro, UK Pound and other currencies we transact in, which resulted in lower reported revenues of over $50 million compared to fiscal 2014. The ongoing fluctuations of the value of the U.S. dollar may cause our products to be less competitive in international markets and may impact sales and profitability over time. A majority of our international sales are denominated in foreign currencies. Given the uncertainty in the worldwide financial markets, foreign currency fluctuations may be significant in the future and we may experience a material adverse effect on our international revenues and operating results.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage of total revenues represented by items as shown in our Consolidated Statements of Operations. All dollar amounts in tables are presented in millions.

	Fiscal Years Ended
	September 26, 2015	September 27, 2014	September 28, 2013
Revenues:
Product	83.9%	82.8%	84.3%
Service and other	16.1%	17.2%	15.7%
	100.0%	100.0%	100.0%
Costs of revenues:
Product	27.9%	28.9%	32.8%
Amortization of intangible assets	11.1%	12.4%	12.3%
Impairment of intangible assets	—%	1.1%	0.1%
Service and other	8.0%	8.4%	8.2%
Gross Profit	53.0%	49.2%	46.6%
Operating expenses:
Research and development	7.9%	8.0%	7.9%
Selling and marketing	13.4%	13.1%	13.7%
General and administrative	9.7%	10.3%	9.1%
Amortization of intangible assets	4.1%	4.5%	4.5%
Impairment of intangible assets	—%	0.2%	—%
Contingent consideration—compensation expense	—%	—%	3.2%
Contingent consideration—fair value adjustments	—%	—%	0.5%
Impairment of goodwill	—%	—%	44.8%
Gain on sale of intellectual property	—%	—%	(2.2)%
Restructuring and divestiture charges	1.1%	2.0%	1.3%
	36.2%	38.2%	83.0%
Income (loss) from operations	16.8%	11.1%	(36.4)%
Interest income	—%	0.1%	0.1%
Interest expense	(7.6)%	(8.7)%	(11.3)%
Debt extinguishment loss	(2.3)%	(0.3)%	(0.4)%
Other (expense) income, net	(0.4)%	(0.2)%	0.1%
Income (loss) before income taxes	6.6%	1.9%	(47.9)%
Provision (benefit) for income taxes	1.7%	1.2%	(0.8)%
Net income (loss)	4.9%	0.7%	(47.1)%

Fiscal Year Ended September 26, 2015 Compared to Fiscal Year Ended September 27, 2014
Product Revenues.

	Years Ended
	September 26, 2015		September 27, 2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$1,184.1	43.8%	$1,136.9	44.9%	$47.2	4.2%
Breast Health	685.1	25.3%	587.9	23.2%	97.2	16.5%
GYN Surgical	334.6	12.4%	306.6	12.1%	28.0	9.1%
Skeletal Health	66.6	2.5%	63.5	2.5%	3.1	4.9%
	$2,270.4	83.9%	$2,094.9	82.7%	$175.5	8.4%

We generated an increase in product revenues in fiscal 2015 compared to fiscal 2014. The growth was across all four of our business segments on both a domestic and worldwide basis. Product revenues increased 8.4% in the current fiscal year compared to the prior fiscal year, as reported growth was partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies, most notably the Euro, UK Pound and Renminbi.
Diagnostics product revenues increased 4.2% in fiscal 2015 compared to fiscal 2014 primarily due to increases in Molecular Diagnostics of $32.3 million and Blood Screening of $27.1 million. These increases were partially offset by a decrease of $12.1 million in our Cytology & PeriNatal business.
The increase in Molecular Diagnostics products, and in particular our Aptima family of assays was primarily due to increased volumes due to our increased installed base of Panther instruments, and increased sales volumes of our HPV screening assay, which was FDA approved for use on our Panther system in the fourth quarter of fiscal 2013. These increases were partially offset by a reduction in Cervista HPV revenues as customers transition to our Panther system and Aptima HPV assay and lower instrumentation sales due to the significant purchases made by Quest Diagnostics Incorporated, or Quest, in the first quarter of fiscal 2014. In addition, we have experienced slightly lower average selling prices. Our Blood Screening revenues increased in fiscal 2015 compared to fiscal 2014 primarily due to volume increases related to the agreement between Grifols, our blood screening partner, and the Japanese Red Cross, and restocking of certain assays for Grifols to normalize its inventory levels. The decrease in our Cytology & PeriNatal revenues in fiscal 2015 compared to fiscal 2014 was primarily related to the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, lower instrument sales and slightly lower average selling prices in China. ThinPrep Pap Test volumes domestically increased slightly in the current fiscal year compared to the prior fiscal year, and have increased more modestly internationally. In the U.S., we believe the negative impact on ThinPrep Pap test volumes resulting from interval expansion for cervical cancer screening was largely negated by our increased market share gains.
Breast Health product revenues increased 16.5% in fiscal 2015 compared to fiscal 2014. Our digital mammography systems and related products revenue increased $116.1 million in fiscal 2015 compared to fiscal 2014 primarily due to the increase in 3D Dimensions units sold on a worldwide basis, which was principally driven by domestic sales. This increase was partially offset by slightly lower average selling prices and a product mix shift within the 3D offerings to systems with less features. In addition, we also had higher sales of 3D upgrades and related products primarily driven by our C-View product. As expected, we continue to experience a decline in the number of 2D systems sold as customers transition to the 3D Dimensions systems, which is occurring primarily in the United States. The increase in revenue was also partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, lower MRI breast coils product line revenue of $6.9 million as a result of the divestiture of this product line in the fourth quarter of fiscal 2014, and a decline of $10.2 million related to our Hitec-Imaging business primarily as a result of the completed shutdown of its organic photoconductor production line in fiscal 2014.
GYN Surgical product revenues increased 9.1% in fiscal 2015 compared to fiscal 2014 primarily due to an increase in MyoSure system sales of $29.1 million partially offset by lower NovaSure device sales of $1.3 million. The MyoSure system continues to gain strong market acceptance as unit sales increase globally, partially offset by a product mix shift and slightly lower average sales prices. NovaSure revenues were slightly lower in fiscal 2015 compared to fiscal 2014 primarily due to the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies and slightly lower domestic volume, partially offset by higher international volume.

Skeletal Health product revenues increased 4.9% in fiscal 2015 compared to fiscal 2014 primarily due to volume increases in our Horizon osteoporosis assessment product sales on worldwide basis, which were partially offset by lower volumes of our older Discovery products, the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, and lower average selling prices.
In fiscal 2015, 74.6% of product revenues were generated in the United States, 12.4% in Europe, 9.3% in Asia-Pacific, and 3.7% in other international markets. In fiscal 2014, 73.6% of product revenues were generated in the United States, 13.8% in Europe, 8.6% in Asia-Pacific, and 4.0% in other international markets. The increase in the percentage of U.S. revenues was primarily due to increased sales of our 3D Dimensions system and related products and the negative impact of the strengthening U.S. dollar against the Euro and UK Pound, which resulted in lower European revenues.
Service and Other Revenues.

	Years Ended
	September 26, 2015		September 27, 2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$434.6	16.1%	$435.8	17.2%	$(1.2)	(0.3)%
Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment. Service and other revenues decreased 0.3% in fiscal 2015 compared to fiscal 2014 as fiscal 2014 service and other revenues included $20.1 million of non-recurring revenue related to executing a license amendment with Roka Bioscience, Inc. in the fourth quarter of fiscal 2014, which is included in our Diagnostics segment. Excluding this impact, service and other revenues increased by $18.9 million or 4.5% in fiscal 2015 due to a favorable shift in service contract pricing and higher installation and training revenues related to our increased sales of our 3D Dimensions systems. The increase was also driven to a lesser extent by an increase in the number of service contracts in our Breast Health business as our installed base of our digital mammography systems continues to grow.
Cost of Product Revenues.

	Years Ended
	September 26, 2015		September 27, 2014		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Revenues	$755.5	33.3%	$731.3	34.9%	$24.2	3.3%
Amortization of Intangible Assets	299.7	13.2%	314.6	15.0%	(14.9)	(4.7)%
Impairment of Intangible Assets	—	—%	26.6	1.3%	(26.6)	(100.0)%
	$1,055.2	46.5%	$1,072.5	51.2%	$(17.3)	(1.6)%
Product gross margin increased to 53.5% in fiscal 2015 compared to 48.8% in fiscal 2014.
Cost of Product Revenues. Cost of product revenues as a percentage of product revenues in the current fiscal year decreased in Diagnostics and Breast Health, and increased in GYN Surgical and Skeletal Health compared to the prior fiscal year, resulting in the overall improvement in gross margins.

Diagnostics’ product costs as a percentage of revenue decreased in fiscal 2015 compared to fiscal 2014 primarily due to an increase in product revenue related to the increase in Aptima assay sales and related volumes resulting in favorable manufacturing variances, higher blood screening revenues, lower production costs at our manufacturing facilities, lower royalty expenses primarily for ThinPrep due to the expiration of a royalty obligation during fiscal 2014, lower Cervista HPV sales, and lower molecular diagnostics instrumentation sales, which have very low gross margins. Partially offsetting these improvements was the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.

Breast Health’s product costs as a percentage of revenue decreased in fiscal 2015 compared to fiscal 2014 primarily due to the favorable product mix shift to our higher margin 3D Dimensions system. Our 3D Dimensions systems have higher average sales prices than our 2D systems and sales in the U.S. have higher average sales prices than those sold internationally, resulting in higher gross margins. In addition, we had higher software sales for 3D upgrades and our C-View product, which have higher gross margins than capital equipment sales, while we had lower revenues from our Hitec-Imaging business, which has lower gross margins than the majority of our Breast Health products. Partially offsetting these improvements was the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.

GYN Surgical’s product costs as a percentage of revenue increased in fiscal 2015 compared to fiscal 2014 primarily due to an increase in sales volumes for our MyoSure system and product mix shift. The MyoSure system has slightly lower gross margins than our NovaSure system. In addition, in the current fiscal year we recorded a $4.0 million charge to write-off certain inventory that will not be utilized.

Skeletal Health’s product costs as a percentage of revenue increased in fiscal 2015 compared to fiscal 2014 primarily due to decreases in the average selling prices for both our Horizon and legacy Discovery products principally due to the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.
Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology. These intangible assets are generally amortized over their estimated useful lives of between 8.5 and 20 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. The economic pattern is based on undiscounted future cash flows. The decrease in amortization expense in fiscal 2015 compared to fiscal 2014 was primarily due to lower amortization expense from intangible assets from the Cytyc Corporation acquisition, which are being amortized based on the pattern of economic use, and the write-down in the second quarter of fiscal 2014 and the eventual write-off of the MRI breast coils developed technology asset as a result of the divestiture of this product line in the fourth quarter of fiscal 2014. Amortization expense in fiscal 2014 from the MRI breast coil product line was $9.1 million. Partially offsetting these decreases was an increase due to certain in-process R&D projects from our Gen-Probe acquisition being completed in 2014 and reclassified to developed technology. The value assigned to these projects is now being amortized.
Impairment of Intangible Assets.  There was no impairment of intangible assets in fiscal 2015. In the second quarter of fiscal 2014, we evaluated our MRI breast coils product line asset group, which is within our Breast Health segment, for impairment due to our expectation that it would be sold or disposed of significantly before the end of its previously estimated useful life. The undiscounted cash flows expected to be generated by this asset group over its estimated remaining life were not sufficient to recover its carrying value. At that time, we estimated the fair value of the asset group resulting in an aggregate impairment charge of $28.6 million, comprised of $27.1 million of intangible assets and $1.5 million of property and equipment. The impairment charge was allocated to the long-lived assets, resulting in $26.6 million being allocated to developed technology. The MRI breast coils product line was sold in the fourth quarter of fiscal 2014.
Cost of Service and Other Revenues.

	Years Ended
	September 26, 2015		September 27, 2014		Change
	Amount	% of Service and Other Revenues	Amount	% of Service and Other Revenues	Amount	%
Cost of Service and Other Revenues	$217.1	50.0%	$212.7	48.8%	$4.4	2.1%
Service and other revenues gross margin was 50.0% in fiscal 2015 compared to 51.2% in fiscal 2014. Gross margin in fiscal 2015 was lower than the previous year as fiscal 2014 service and other revenues included $20.1 million of revenue from the Roka Bioscience, Inc. license amendment transaction, which did not have any corresponding costs. Excluding this transaction, gross margin would have improved by 1.2% in fiscal 2015. Within our Breast Health segment, gross margin improved primarily due to a favorable shift in service contract pricing and higher installation and training revenues related to our increased sales of 3D Dimensions systems. The increase was also driven to a lesser extent by the continued conversion of a high percentage of our domestic installed base of digital mammography systems to service contracts upon expiration of the warranty period improving leverage of our service infrastructure.

Operating Expenses.

	Years Ended
	September 26, 2015		September 27, 2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$214.9	7.9%	$203.2	8.0%	$11.7	5.8%
Selling and marketing	363.0	13.4%	331.7	13.1%	31.3	9.4%
General and administrative	261.0	9.7%	259.8	10.3%	1.2	0.5%
Amortization of intangible assets	110.2	4.1%	113.8	4.5%	(3.6)	(3.2)%
Impairment of intangible assets	—	—%	5.6	0.2%	(5.6)	(100.0)%
Restructuring and divestiture charges	28.5	1.1%	51.7	2.0%	(23.2)	(44.9)%
	$977.6	36.2%	$965.8	38.1%	$11.8	1.2%
Research and Development Expenses. Research and development expenses increased 5.8% in fiscal 2015 compared to fiscal 2014 primarily due to an increase in compensation from higher headcount and variable compensation due to improved operating results, primarily in our Diagnostics and GYN Surgical segments, and additional program spend for our virology product line within our molecular diagnostics business, including increased clinical spending and higher spend for prototype materials. Partially offsetting these increases was lower spend of $3.5 million from our MRI breast coils product line as a result of the divestiture of this business in the fourth quarter of fiscal 2014. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses increased 9.4% in fiscal 2015 compared to fiscal 2014 primarily due to increased commissions as a result of higher sales, an increase in spending on marketing initiatives primarily for our breast cancer awareness, Genius 3D mammography and cervical cancer awareness campaigns and higher training costs. These increases were partially offset by lower spend of $4.4 million from our MRI breast coils product line as a result of the divestiture of this business in the fourth quarter of fiscal 2014, lower international headcount from restructuring actions, and lower travel expenses.
General and Administrative Expenses. General and administrative expenses increased 0.5% in fiscal 2015 compared to fiscal 2014 primarily due to higher variable compensation due to improved operating results and higher stock-based compensation, increased consulting expenses for a number of corporate initiatives and higher medical device excise taxes from increased U.S. product sales. These increases were partially offset by decreases in credit card fees related to customer sales, lower spend related to our MRI breast coils line as a result of the divestiture in the fourth quarter of fiscal 2014, decreases in certain non-income tax expenses, a reduction of bad debt expense, reduced legal and consulting fees related to shareholder activism, and lower headcount primarily internationally from restructuring actions.
Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, and business licenses from our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The decrease in fiscal 2015 compared to fiscal 2014 was primarily due to lower amortization from intangibles acquired in the Cytyc Corporation acquisition in fiscal 2008 as the pattern of economic benefits decreases, partially offset by the shortening the remaining life of certain corporate trade names in the second quarter of fiscal 2014 as we decided to phase out their use.
Impairment of Intangible Assets. There was no impairment of intangible assets in fiscal 2015. In fiscal 2014, we recorded a $5.1 million impairment charge for our existing in-process research and development, or IPR&D, projects from our Gen-Probe acquisition primarily due to a reduction in estimated future revenues from these products. Additionally, in the second quarter of fiscal 2014, we recorded an impairment charge for a trade name intangible asset related to our MRI breast coils product line as previously discussed.
Restructuring and Divestiture Charges. In the fourth quarter of fiscal 2012, in connection with our acquisition of Gen-Probe, we implemented a restructuring action to consolidate our Diagnostics operations by decreasing headcount and transferring our legacy molecular diagnostics operations in Madison, Wisconsin. We also finalized our decision to transfer production of our interventional breast products from our Indianapolis facility to our Costa Rica facility. In fiscal 2013 and in the first quarter of fiscal 2014, we implemented cost containment measures that primarily resulted in headcount reductions. In the second, third and fourth quarters of fiscal 2014, we terminated certain personnel at our Hitec Imaging operation in Germany, and as part of ongoing management changes and structural refinement, we terminated certain executives and employees on a worldwide basis. Certain of these actions and related charges continued into fiscal 2015 and additional actions were taken in fiscal 2015 for executive management changes and to further consolidate operations. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are being recognized either ratably over the respective required employee service periods or when benefits become probable for contractual and statutory benefits, and other charges are being recognized as incurred. In fiscal 2015 and 2014, we recorded aggregate charges of $28.5 million and $51.7 million, respectively, from these actions, primarily for severance and benefits and to a lesser extent facility closure costs. Included in the fiscal 2015 charges was a $9.6 million charge to write-off the cumulative translation adjustment related to the divestiture of our MRI breast coils product line. This subsidiary was deemed to be substantially liquidated in the third quarter of fiscal 2015 as operations fully ceased. The charges recorded in fiscal 2014 primarily related to severance and benefits and include a $3.1 million impairment charge to record certain buildings at our Warstein, Germany location to their estimated fair value. In addition, the fiscal 2014 charges included a loss on divestiture of $5.3 million related to the sale of our MRI breast coils product line in the fourth quarter of fiscal 2014. For additional information, please refer to Note 3 contained in Item 15 of this Annual Report.
Interest Expense.

	Years Ended
	September 26, 2015	September 27, 2014	Change
	Amount	Amount	Amount	%
Interest Expense	$(205.5)	$(220.6)	$15.1	(6.8)%
Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our convertible notes, senior notes and amounts borrowed under our Credit Agreement and Prior Credit Agreement. The decrease in interest expense in fiscal 2015 compared to fiscal 2014 was primarily due to lower outstanding balances as a result of principal payments, prepayments and extinguishments and lower interest rates as a result of debt restructurings, partially offset by the increase in interest expense for transaction fees that were expensed related to executing the new Credit Agreement and our 5.250% Senior Notes due 2022. See below for additional discussion, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for definitions of “Credit Agreement” and “Prior Credit Agreement".

Debt Extinguishment Loss.

	Years Ended
	September 26, 2015	September 27, 2014	Change
	Amount	Amount	Amount	%
Debt Extinguishment Loss	$(62.7)	$(7.4)	$(55.3)	747.3%
In the fourth quarter of fiscal 2015, we completed a private placement of $1.0 billion aggregate principal amount of our 5.250% Senior Notes due 2022 (the "2022 Senior Notes"). We used the net proceeds of the 2022 Senior Notes, plus available cash to discharge the outstanding 6.25% Senior Notes due 2020 at an aggregate redemption price of $1.03 billion, reflecting a redemption premium payment of $31.25 million. As a result of this transaction, we recorded a debt extinguishment loss of $22.3 million for the write-off of the pro-rata share of the redemption premium and debt issuance costs for extinguished lenders.
Also in the fourth quarter of fiscal 2015, on various dates, we entered into privately negotiated transactions and repurchased $300 million principal amount of our 2010 Notes for a total payment of $543.7 million, which includes the conversion premium resulting from our stock price on the date of transaction being in excess of the conversion price of $23.03. In connection with these transactions, we recorded a debt extinguishment loss of $15.5 million related to the difference between the fair value of the liability component of the 2010 Notes and their respective carrying value at the redemption date. The remaining cash payments were allocated to the reacquisition of the equity component and recorded within additional paid-in-capital within stockholders' equity.
In the third quarter of fiscal 2015, we entered into a new Credit Agreement with Bank of America, N.A. The initial net proceeds under the new Credit Agreement were used to refinance our obligations under our Prior Credit Agreement with

Goldman Sachs Bank USA. In connection with this transaction, we recorded a debt extinguishment loss of $18.2 million for the write-off of the pro-rata share of the debt discount and deferred issuance costs under the existing facility.
In the first quarter of fiscal 2015, we voluntarily pre-paid $300.0 million of our Term Loan B facility under the Prior Credit Agreement. In connection with this transaction, we recorded a debt extinguishment loss of $6.7 million to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to this voluntary pre-payment.
In the second quarter of fiscal 2014, we refinanced the Term Loan B facility of our Prior Credit Agreement and voluntarily prepaid $25.0 million of principal. In connection with this transaction, we recorded a debt extinguishment loss of $4.5 million for the write-off of the pro-rata share of the debt discount and deferred issuance costs. In the first quarter of fiscal 2014, we made a $100.0 million voluntary pre-payment on our Term Loan B facility under the Prior Credit Agreement. As a result, the pro-rata share of the debt discount and deferred issuance costs aggregating $2.9 million related to this prepayment was recorded as a debt extinguishment loss.
Other Expense, net.

	Years Ended
	September 26, 2015	September 27, 2014	Change
	Amount	Amount	Amount	%
Other Expense, net	$(11.0)	$(4.9)	$(6.1)	124.5%
In fiscal 2015, this account was primarily comprised of an other-than-temporary impairment charge of $7.8 million on a marketable security, net foreign currency exchange losses of $2.9 million, and $1.0 million of losses on cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan.
In fiscal 2014, this account was primarily comprised of other-than-temporary impairment charges on cost-method equity investments of $6.9 million and net foreign currency exchange losses of $1.8 million, partially offset by gains of $3.8 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan.
Provision for Income Taxes.

	Years Ended
	September 26, 2015	September 27, 2014	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$45.6	$30.8	$14.8	48.1%
Our effective tax rate for fiscal 2015 was 25.8% compared to 63.9% in fiscal 2014. For fiscal 2015, the effective tax rate was lower than the statutory rate primarily due to the domestic production activities deduction benefit.
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
Diagnostics.

	Years Ended
	September 26, 2015	September 27, 2014	Change
	Amount	Amount	Amount	%
Total Revenues	$1,211.8	$1,186.8	$25.0	2.1%
Operating Income	$109.5	$48.7	$60.8	124.8%
Operating Income as a % of Segment Revenue	9.0%	4.1%
Diagnostics revenues increased in fiscal 2015 compared to fiscal 2014 primarily due to the increase in product revenues discussed above.

Operating income for this business segment increased in fiscal 2015 compared to fiscal 2014 primarily due to increased gross profit in absolute dollars and lower operating expenses. Gross profit increased primarily due to increased Aptima sales, higher blood screening revenues as a result of a full year of revenue from the agreement between Grifols and the Japanese Red Cross, favorable manufacturing variances and lower royalty expense, partially offset by a decrease in Cervista HPV volume, lower instrumentation sales and the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies. In addition, also offsetting gross profit dollar and margin in fiscal 2015, fiscal 2014 included $20.1 million of non-recurring revenue related to executing a license amendment with Roka Bioscience, Inc. with no corresponding costs. Overall, the gross margin improved to 49.3% in fiscal 2015 from 46.8% in fiscal 2014.
Operating expenses decreased in fiscal 2015 compared to fiscal 2014 primarily due to a reduction in headcount in general and administrative functions and sales and marketing, lower restructuring charges, and a decrease in the amortization of intangible assets. There was also lower bad debt expense and a decrease in non-income tax expense. These decreases were partially offset by an increase in spending on research and development for additional headcount and project spending, primarily for our virology product line, higher spend for various marketing initiatives and increased variable compensation from improved operating results.
Breast Health.

	Years Ended
	September 26, 2015	September 27, 2014	Change
	Amount	Amount	Amount	%
Total Revenues	$1,063.4	$944.7	$118.7	12.6%
Operating Income	$296.3	$187.6	$108.7	57.9%
Operating Income as a % of Segment Revenue	27.9%	19.9%
Breast Health revenues increased in fiscal 2015 compared to fiscal 2014 primarily due to the $97.1 million increase in product revenues discussed above and a $21.6 million increase in service revenues.
Operating income for this business segment increased in fiscal 2015 compared to fiscal 2014 primarily due to an increase in gross profit from higher revenue, partially offset by an increase in operating expenses. Gross profit in absolute dollars increased primarily due to the increase in 3D Dimensions sales, on both a unit basis and as a percentage of total digital mammography systems, compared to our 2D systems, an increase in software related sales, which have higher gross margins, and lower amortization expense primarily due to the divestiture of our MRI breast coils product in fiscal 2014, partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies. In addition, fiscal 2014 included a $26.6 million impairment charge for developed technology assets related to our MRI breast coils product line discussed above. Service revenues also improved in fiscal 2015 compared to fiscal 2014 primarily due to an increase in service contracts from our higher installed base. As a result, overall gross margin increased to 56.4% in fiscal 2015 compared to 50.1% in fiscal 2014.
Operating expenses increased in fiscal 2015 compared to fiscal 2014 primarily due to an increase in commissions from higher revenues, higher marketing expenditures primarily for our breast cancer awareness and Genius 3D campaigns, the $9.6 million charge to write-off the cumulative translation adjustment related to the divestiture of our MRI breast coils product line discussed above, and increased variable compensation from improved operating results. These expense increases were partially offset by lower intangible asset amortization expense, lower restructuring expenses, and lower MRI breast coils product line expenses (excluding restructuring) of $11.9 million as a result of its divestiture.
GYN Surgical.

	Years Ended
	September 26, 2015	September 27, 2014	Change
	Amount	Amount	Amount	%
Total Revenues	$335.8	$307.9	$27.9	9.1%
Operating Income	$38.6	$30.3	$8.3	27.4%
Operating Income as a % of Segment Revenue	11.5%	9.9%
GYN Surgical revenues increased in fiscal 2015 compared to fiscal 2014 due to the increase in product revenues discussed above.

Operating income for this business segment increased in fiscal 2015 compared to fiscal 2014 primarily due to an increase in gross profit in absolute dollars, partially offset by an increase in operating expenses. Gross margin increased to 57.3% in fiscal 2015 from 56.9% in fiscal 2014 primarily due to the benefit of higher sales volume partially offset by a $4.0 million charge to write-off inventory that will not be utilized, a product mix shift to higher sales volume of MyoSure systems and the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.
Operating expenses increased in fiscal 2015 primarily due to an increase in sales force headcount, higher commissions, increased costs associated with international sales initiatives, and increased research and development expenses as we develop next generation devices. These increases were partially offset by lower litigation fees.
Skeletal Health.

	Years Ended
	September 26, 2015	September 27, 2014	Change
	Amount	Amount	Amount	%
Total Revenues	$94.0	$91.3	$2.7	3.0%
Operating Income	$10.7	$13.1	$(2.4)	(18.3)%
Operating Income as a % of Segment Revenue	11.4%	14.3%
Skeletal Health revenues increased in fiscal 2015 compared to fiscal 2014 primarily due to the increase in product revenues of $3.1 million discussed above which was partially offset by a slight decrease in service and other revenue.
Operating income decreased in fiscal 2015 compared to the prior year primarily due to higher operating expenses. Operating expenses increased in fiscal 2015 primarily due to higher compensation from improved operating results and additional investment in research and development projects.

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
We attributed the reduction in ThinPrep revenues primarily to lower domestic sales volumes resulting from an increase in screening intervals based on guidelines released in 2012 by the American Congress of Obstetrics and Gynecologists and the U.S. Preventative Services Task Force and lower average sales prices internationally.
The increase in revenues in fiscal 2014 related to our Aptima family of assays was primarily due to increased volumes from our strategic alliance with Quest Diagnostics Incorporated, or Quest, entered into in the third quarter of fiscal 2013, our increased installed base of Panther instruments, and increased sales volumes of our HPV screening assay, which was FDA approved for use on our Panther system in the fourth quarter of fiscal 2013. These increases were partially offset by slightly lower average sales prices for our Aptima products due to increased competitive pressures, and a reduction in Cervista HPV revenues as our larger customers transition to our Panther system and Aptima HPV assay. The reduction in instruments sales was primarily due to the ramp up of unit sales to Quest in the fourth quarter of fiscal 2013. Prodesse revenues decreased in the fiscal 2014 primarily due to a milder flu season this year compared to the corresponding period in the prior year and the recent introduction of competitive products.
Our blood screening revenues increased in fiscal 2014 compared to fiscal 2013 primarily due to the inclusion of contingent revenue under our blood screening collaboration that was not recognized in the first quarter of fiscal 2013, and to a lesser extent the second quarter of fiscal 2013, due to unbilled accounts receivable being recorded as a fair value adjustment in purchase accounting. Under the collaboration, a portion of our blood screening revenue is contingent on donations testing revenue earned by our blood screening collaborator. As a result, amounts that were to be received for this contingent revenue related to inventory on hand and not yet utilized by Novartis’ (our blood screening collaborator at the time) customers as of the date we acquired Gen-Probe were recorded as unbilled accounts receivable on the balance sheet in purchase accounting, and these amounts were not recorded as revenue in our results of operations in fiscal 2013. The amount of this contingent revenue not recorded as revenue in fiscal 2013 was $23.5 million. We also experienced increased volume due to the agreement between Grifols, our current blood screening partner, and the Japanese Red Cross. These increases were partially offset by lower West Nile Virus assay sales compared to the corresponding period in fiscal 2013 as 2013 had a higher incidence of the West Nile Virus resulting in higher donation testing.
Breast Health product revenues increased 2.0% in fiscal 2014 compared to fiscal 2013. Our digital mammography systems revenue increased $22.8 million in fiscal 2014 compared to fiscal 2013 primarily due to the increase in our 3D Dimensions units sold on a worldwide basis and higher workstations and workflow product revenue driven by our C-View product. We also experienced a decline in the number of 2D systems sold as customers transitioned to the 3D Dimensions systems, which occurred primarily in the United States. In addition, our breast biopsy products revenue increased $2.3 million in fiscal 2014 compared to fiscal 2013 primarily due to the increase in the number of Eviva biopsy devices sold worldwide. These increases were partially offset by declines in our analog mammography systems and Hitec Imaging products.
GYN Surgical product revenues increased 0.3% in fiscal 2014 compared to fiscal 2013 primarily due to an increase in MyoSure system sales of $18.3 million partially offset by lower NovaSure device sales of $16.8 million. The MyoSure system continued to gain strong market acceptance as unit sales increased globally, partially offset by product mix. We experienced a decrease in the number of NovaSure devices sold in the United States, which we believed was primarily attributable to patients delaying surgery or opting for lower cost and generally less effective alternatives, partially offset by higher international volume.
Skeletal Health product revenues increased 1.4% in fiscal 2014 compared to fiscal 2013 primarily due to an increase in our osteoporosis assessment product sales, namely our Horizon product, which was introduced in late fiscal 2013, and to a lesser extent our mini C-arm systems, partially offset by lower volumes of our older Discovery products and pricing pressures.
In fiscal 2014, 73.6% of product sales were generated in the United States, 13.8% in Europe, 8.6% in Asia-Pacific, and 4.0% in other international markets. In fiscal 2013, 73.9% of product sales were generated in the United States, 13.6% in Europe, 8.9% in Asia-Pacific, and 3.6% in other international markets.
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
Cost of Product Revenues. Cost of product revenues as a percentage of product revenues in fiscal 2014 decreased in Diagnostics, Breast Health, and Skeletal Health and remained relatively consistent in GYN Surgical compared to fiscal 2013, resulting in an overall improved gross margin.

Diagnostics’ product costs as a percentage of revenue decreased in fiscal 2014 compared to fiscal 2013 primarily due to the inclusion of $52.4 million in fiscal 2013 of additional costs related to the sale of acquired inventory written up to fair value in purchase accounting for the Gen-Probe acquisition. In addition, we were able to recognize contingent revenue under our blood screening collaboration in fiscal 2014 that we were not able to recognize in fiscal 2013 due to a purchase accounting adjustment. We also had lower Tigris and Panther sales in fiscal 2014 and these instrument sales are typically low margin transactions. Furthermore, we experienced favorable manufacturing variances across many of our products and lower royalty costs for ThinPrep, partially offset by unfavorable pricing on ThinPrep and Aptima sales and increased service costs for placed instruments.

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

GYN Surgical’s product costs as a percentage of revenue in fiscal 2014 was relatively consistent with fiscal 2013. While we experienced lower domestic NovaSure volumes and a change in MyoSure product mix, this trend was offset by the increased utilization at our Costa Rica facility in fiscal 2014 as a result of the transfer of our breast biopsy products from our Indianapolis, Indiana facility during the second half of fiscal 2013.
Skeletal Health’s product costs as a percentage of revenue decreased in fiscal 2014 compared to fiscal 2013 primarily due to the increase in revenue for our Horizon product, which has a higher gross margin than our legacy Discovery products.
Amortization of Intangible Assets. The increase in amortization expense in fiscal 2014 compared to fiscal 2013 was primarily due to certain in-process research and development projects recorded in the Gen-Probe acquisition receiving FDA approval in fiscal 2013. As a result, these approved projects are being amortized. In addition, we adjusted the estimated life of the MRI breast coils developed technology assets in the third quarter of fiscal 2014 resulting in higher amortization expense.
Impairment of Intangible Assets. In the second quarter of fiscal 2014, we evaluated our MRI breast coils product line asset group, which was within our Breast Health segment, for impairment due to our expectation that it would be sold or disposed of significantly before the end of its previously estimated useful life. The undiscounted cash flows expected to be generated by this asset group over its estimated remaining life were not sufficient to recover its carrying value. At that time, we estimated the fair value of the asset group resulting in an aggregate impairment charge of $28.6 million, comprised of $27.1 million of intangible assets and $1.5 million of property and equipment. The impairment charge was allocated to the long-lived assets, resulting in $26.6 million being allocated to developed technology. The MRI breast coils product line was sold in the fourth quarter of fiscal 2014.
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
Service and other revenues gross margin was 51.2% in fiscal 2014 compared to 48.1% in fiscal 2013. Within our Breast Health segment, the continued conversion of a high percentage of our domestic installed base of digital mammography systems to service contracts upon expiration of the warranty period without a corresponding increase in costs to service such contracts resulted in higher gross margins. In addition, the $20.1 million of revenue from the Roka Bioscience, Inc. license amendment transaction, which did not have any corresponding costs, increased gross margin.

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
** Percentage not meaningful
Research and Development Expenses. Research and development expenses increased 2.8% in fiscal 2014 compared to fiscal 2013 primarily due to increased compensation, additional program spend for our virology product line and increased spending for our next generation breast biopsy products. These increases were partially offset by lower headcount, reductions to certain development programs, primarily in the GYN Surgical business as part of our cost containment measures implemented in fiscal 2013 and the beginning of the first quarter of fiscal 2014, lower integration costs related to the Gen-Probe acquisition, and the divestiture of Lifecodes (in the second quarter of fiscal 2013), which contributed $4.2 million of expense in the prior year. Research and development primarily reflects spending on new product development programs, regulatory compliance and clinical research and trials. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
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
Amortization of Intangible Assets. The increase in amortization expense in fiscal 2014 compared to fiscal 2013 was primarily due to shortening the remaining life of certain corporate trade names as we decided to phase out their use during the second quarter of fiscal 2014 partially offset by lower amortization from intangibles acquired in the Cytyc Corporation acquisition in fiscal 2008 as the pattern of economic benefits decreased.

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
Impairment of Goodwill. During the fourth quarter of fiscal 2013, as a result of our company-wide annual budgeting and forecasting process and a full re-evaluation of our existing product development efforts and cost structure, we reduced our short term and long term revenue forecasts and determined that indicators of impairment existed in our Molecular Diagnostics reporting unit. The Molecular Diagnostics reporting unit is primarily comprised of our Aptima business acquired in the Gen-Probe acquisition and the molecular diagnostics business acquired in the acquisition of Third Wave Technologies, Inc. The updated forecast, which reflected pricing pressures, for revenue and profitability were lower than those expected at the time of the Gen-Probe acquisition. As such, the fair value of this reporting unit declined. As a result of performing Step 2 of the goodwill impairment test, which requires the completion of a hypothetical purchase price allocation to determine the fair value of the implied goodwill, we recorded a $1.1 billion goodwill impairment charge. For additional information, refer to Note 2— “Intangible Assets and Goodwill” to the consolidated financial statements contained in Item 15 of this Annual Report.
Gain on Sale of Intellectual Property. In the first quarter of fiscal 2013, we recorded a net gain of $53.9 million related to the sale of our Makena asset to K-V Pharmaceutical Company, or KV. On August 4, 2012, KV and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. At that time, KV still owed us $95.0 million. In December 2012, we executed a settlement agreement with KV and released KV from all claims in consideration of a $60.0 million payment. We recorded this payment, net of certain costs, in the first quarter of fiscal 2013. For additional information, please refer to Note 6 contained in Item 15 of this Annual Report.
Restructuring and Divestiture Charges. In the fourth quarter of fiscal 2012, in connection with our acquisition of Gen-Probe, we implemented a restructuring action to consolidate our Diagnostics operations by decreasing headcount and transferring our legacy molecular diagnostics operations in Madison, Wisconsin. We also finalized our decision to transfer production of our interventional breast products from our Indianapolis facility to our Costa Rica facility. In fiscal 2013 and in the first quarter of fiscal 2014, we implemented cost containment measures that primarily resulted in headcount reductions. In the second, third and fourth quarters of fiscal 2014, we terminated certain personnel at our Hitec Imaging operation in Germany, and as part of ongoing management changes and structural refinement, we terminated certain executives and employees on a worldwide basis. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are being recognized either ratably over the respective required employee service periods or when benefits become probable for contractual and statutory benefits, and other charges are being recognized as incurred. In fiscal 2014 and 2013, we recorded aggregate charges of $51.7 million and $32.8 million, respectively, from these actions. The charges recorded in fiscal 2014 primarily related to severance and benefits and include a $3.1 million impairment charge to record certain buildings at our Warstein, Germany location to their estimated fair value. In addition, these charges include a loss on divestiture of $5.3 million related to the sale of our MRI breast coils product line in the fourth quarter of fiscal 2014. The charges in fiscal 2013 primarily related to severance and benefits. In addition, in fiscal 2013 we recorded a net gain of $0.6 million primarily related to the sale of our Lifecodes business in the second quarter of fiscal 2013. For additional information, please refer to Note 3 contained in Item 15 of this Annual Report.
Interest Expense.

	Years Ended
	September 27, 2014	September 28, 2013	Change
	Amount	Amount	Amount	%
Interest Expense	$(220.6)	$(281.1)	$60.5	(21.5)%

The decrease in interest expense in fiscal 2014 compared to fiscal 2013 was primarily due to principal payments in fiscal 2013 and 2014, which included $325.0 million of voluntary pre-payments, of amounts borrowed under our Prior Credit Agreement, lower weighted-average interest rates due to refinancing both the Term Loan A and Term Loan B facilities under the Prior Credit Agreement, and the redemption of $405.0 million in principal amount of our 2007 Notes in December 2013. These decreases were partially offset by additional interest expense from the accretion of principal on our 2.00% Convertible Senior Notes due 2043, or the 2013 Notes, at 4.0% annually.
Debt Extinguishment Loss.

	Years Ended
	September 27, 2014	September 28, 2013	Change
	Amount	Amount	Amount	%
Debt Extinguishment Loss	$(7.4)	$(9.2)	$1.8	(19.6)%
In the second quarter of fiscal 2014, we refinanced the Term Loan B facility of our Prior Credit Agreement and voluntarily prepaid $25.0 million of principal. In connection with this transaction, we recorded a debt extinguishment loss of $4.5 million for the write-off of the pro-rata share of the debt discount and deferred issuance costs. In the first quarter of fiscal 2014, we made a $100.0 million voluntary pre-payment on the Term Loan B facility of our Prior Credit Agreement. As a result, the pro-rata share of the debt discount and deferred issuance costs aggregating $2.9 million related to this prepayment was recorded as a debt extinguishment loss.
In the fourth quarter of fiscal 2013, we refinanced the Term Loan B facility of the Prior Credit Agreement and made a voluntary prepayment of $200.0 million of principal. In connection with this transaction, we recorded a debt extinguishment loss of $6.0 million for the write-off of the pro-rata share of the debt discount and deferred issuance costs. In the second quarter of fiscal 2013, we refinanced the Term Loan A facility of the Prior Credit Agreement and certain existing creditors opted not to participate in such refinancing. In connection with this transaction, we recorded a debt extinguishment loss of $3.2 million for the write-off of the pro-rata share of the debt discount and deferred issuance costs.
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
Gross profit in absolute dollars increased primarily due to the inclusion in fiscal 2013 of fair value adjustments of $52.4 million for acquired Gen-Probe inventory that did not recur in fiscal 2014. In addition, we were able to record contingent revenue under our blood screening collaboration in fiscal 2014 that had previously been recorded as unbilled accounts receivable in purchase accounting as described above. Furthermore, we experienced favorable manufacturing variances across many of our products, lower royalty costs for ThinPrep, and lower instrumentation sales, partially offset by lower ThinPrep volumes and slightly lower pricing on ThinPrep and Aptima sales. As a result, the gross margin improved to 46.8% in fiscal 2014 from 41.4% in fiscal 2013.
Operating expenses, excluding the goodwill impairment charge noted above, decreased in fiscal 2014 compared to fiscal 2013 primarily due to a decrease of $80.0 million of contingent consideration charges related to TCT, the divestiture of Lifecodes, which contributed $9.4 million of operating expenses in fiscal 2013, and lower Gen-Probe integration costs, restructuring charges, and compensation from headcount reductions as part of our cost containment measures. These decreases were partially offset by the $5.1 million IPR&D charge, increases in spending on research and development for our virology products and market research, higher intangible asset amortization expense of $4.2 million due to changes in estimated useful lives, and an increase in the medical device excise tax of $2.8 million. As discussed above, fiscal 2013 included a $53.9 million gain related to the settlement with KV for the sale of our rights to Makena.
Breast Health.

	Years Ended
	September 27, 2014	September 28, 2013	Change
	Amount	Amount	Amount	%
Total Revenues	$944.7	$905.1	$39.6	4.4%
Operating Income	$187.6	$216.1	$(28.5)	(13.2)%
Operating Income as a % of Segment Revenue	19.9%	23.9%
Breast Health revenues increased in fiscal 2014 compared to fiscal 2013 primarily due to the $28.0 million increase in service revenues and the $11.6 million increase in product revenues discussed above.
Operating income for this business segment decreased in fiscal 2014 compared to fiscal 2013 primarily due to higher operating expenses, partially offset by an increase in gross profit in absolute dollars. Gross profit in absolute dollars increased primarily due to the increase in product and service revenues and the favorable product mix between 3D Dimensions and our 2D systems partially offset by a $24.9 million increase in developed technology asset impairment charges related to our impairment assessment of the MRI breast coils product line in the second quarter of fiscal 2014 discussed above and higher intangible asset amortization expense. As a result, overall gross margin declined slightly to 50.1% in fiscal 2014 compared to 50.2% in fiscal 2013.
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
Operating expenses decreased in fiscal 2014 primarily due to the $11.3 million of contingent consideration charges related to the Interlace earn-out included in fiscal 2013. Additional reductions in operating expenses were primarily due to headcount reductions, lower research and development program expenditures and lower marketing related expenditures, all as a result of our cost containment measures, and lower intangible asset amortization expense. These decreases were offset by higher legal fees associated with our ongoing litigation, restructuring charges and an increase in the medical device excise tax.
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
Operating income increased in fiscal 2014 compared to fiscal 2013 primarily due to the increase in gross profit in absolute dollars as a result of higher sales of our higher margin Horizon product and lower operating expenses. The decrease in operating expenses was primarily driven by a decrease in restructuring charges.
LIQUIDITY AND CAPITAL RESOURCES
At September 26, 2015, we had $322.4 million of working capital, and our cash and cash equivalents totaled $491.3 million. Our cash and cash equivalents balance decreased by $244.8 million during fiscal 2015 principally due to principal payments on our outstanding debt, repurchases of certain of our convertible notes and capital expenditures, partially offset by an increase in operating cash flows and proceeds from equity plans.
In fiscal 2015, our operating activities provided us with $786.1 million of cash, which included net income of $131.6 million, non-cash charges for depreciation and amortization aggregating $491.4 million, non-cash interest expense of $63.8 million related to our outstanding debt, stock-based compensation expense of $59.3 million, debt extinguishment losses of $62.7 million, and a $9.6 million charge related to writing off the cumulative translation adjustment of our MRI breast coils product line that was deemed to be substantially liquidated. These adjustments to net income were partially offset by a decrease in net deferred tax liabilities of $148.8 million, primarily from the amortization of intangible assets. Cash provided by operations included a net cash inflow of $98.5 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by a decrease in inventory of $43.9 million as a result of increased sales in both the Diagnostics and Breast Health segments, an overall effort to reduce inventory levels and the divestiture of the MRI breast coils product line, an increase in accrued expenses of $36.9 million primarily due to the accrual of higher annual bonuses, commissions and project spend, partially offset by payments for restructuring actions and litigation, an increase in accounts payable of $25.5 million due to the timing of payments, and an increase in deferred revenue of $16.1 million primarily due to an increase in our installed base of digital mammography systems. These cash flow increases were partially offset by an increase in accounts receivable of $30.3 million primarily driven by an increase in revenues.
In fiscal 2015, our investing activities utilized $86.1 million of cash primarily for capital expenditures of $89.4 million, which consisted primarily of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware, partially offset by net sales of mutual funds and insurance contracts of $3.6 million to pay participant withdrawals from our deferred compensation plan due to employee terminations.
In fiscal 2015, our financing activities used cash of $936.7 million, primarily due to net payments related to our Credit Agreement and Prior Credit Agreement (each as defined below) of $393.6 million in the aggregate, which included $300.0 million in voluntary prepayments under the Prior Credit Agreement, and $105.0 million of scheduled principal payments under our Credit Agreement and Prior Credit Agreement, partially offset by a $16.3 million increase in borrowing when we refinanced the Prior Credit Agreement with the new Credit Agreement. We also made a net payment of $31.25 million for the redemption premium related to refinancing our 6.25% Senior Notes due 2020 ("Prior Senior Notes") with our new 5.250% Senior Notes due 2022 ("2022 Senior Notes"). In addition, we repurchased $300 million principal amount of our 2.00% Convertible Exchange Senior Notes due 2037, or the 2010 Notes, for a total payment of $543.7 million, which includes the conversion premium resulting from our stock price on the date of transaction being in excess of the conversion price of $23.03. Other cash outflows included $22.7 million of debt issuance costs related to our various refinancing activities, $12.9 million for employee-related taxes withheld for the net share settlement of vested restricted stock units, and $13.2 million for the purchase of interest rate caps to hedge the variable interest rate on amounts outstanding under our Credit Agreement and Prior Credit Agreement. Partially offsetting these uses of cash were proceeds of $70.0 million from our equity plans, primarily from the exercise of stock options.
Debt
We had total recorded debt outstanding of $3.6 billion at September 26, 2015, which is comprised of amounts outstanding under our Credit Agreement of $1.65 billion (principal $1.66 billion), our 2022 Senior Notes of $1.0 billion and our convertible notes of $1.00 billion (principal $1.02 billion).
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
As of September 26, 2015, the interest rate under the Term Loan and Revolver was 1.95% on the outstanding amounts, which is reflective of the Eurocurrency Rate (i.e., Libor) plus the applicable margin of 1.75% per annum as set forth in the Credit Agreement. The applicable margin is subject to specified changes depending on the total net leverage ratio as defined in the Credit Agreement.
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
Borrowings are secured by first-priority liens on, and a first-priority security interest in, substantially all of our assets, with certain exceptions. The Credit Agreement contains total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter. The total net leverage ratio is 5.50:1.00 beginning on our fiscal quarter ended September 26, 2015, and then decreases over time to 4.00:1.00 for the quarter ending March 28, 2020. The interest coverage ratio is 3.75:1.00 beginning on our fiscal quarter ending September 26, 2015, and will remain as such for each quarter thereafter. The total net leverage ratio is defined as the ratio of our consolidated net debt as of the quarter end to our consolidated adjusted EBITDA (as defined in the Credit Agreement) for the four-fiscal quarter period ending on each measurement date. The interest coverage ratio is defined as the ratio of our consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on each measurement date to adjusted consolidated cash interest expense for the same measurement period. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement. As of September 26, 2015, we were in compliance with these covenants.
Senior Notes
On July 2, 2015, we completed a private placement of $1.0 billion aggregate principal amount of our 2022 Senior Notes. The 2022 Senior Notes are our general senior unsecured obligations and are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries (the "Guarantors"). The 2022 Senior Notes mature on July 15, 2022 and bear interest at the rate of 5.250% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2016. We used the net proceeds of the 2022 Senior Notes, plus available cash to discharge our outstanding $1.0 billion aggregate principal amount of our Prior Senior Notes and we redeemed such Prior Senior Notes on August 1, 2015 at an aggregate redemption price of $1.03 billion, reflecting a premium payment of $31.25 million.
The 2022 Senior Notes indenture contains covenants which limit, among other things, our ability and the ability of the Guarantors to incur additional indebtedness and additional liens on our assets, to engage in mergers or acquisitions or dispose of assets, to pay dividends or make other distributions, to enter into certain transactions with affiliated persons and to make certain investments. These covenants are subject to a number of exceptions and qualifications, including the suspension of certain of these covenants upon the 2022 Senior Notes receiving an investment grade credit rating. We are not required to maintain any financial covenants with respect to the 2022 Senior Notes.
We may redeem the 2022 Senior Notes at any time prior to July 15, 2018 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the indenture. We may also redeem up to 35% of the aggregate principal amount of our 2022 Senior Notes with the net cash proceeds of certain equity offerings at any time and from time to time before July 15, 2018, at a redemption price equal to 105.250% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. We also have the option to redeem the 2022 Senior Notes on or after: July 15, 2018 through July 14, 2019 at 102.625% of par; July 15, 2019 through July 14, 2020 at 101.313% of par; and July 15, 2020 and thereafter at 100% of par. In addition, if we undergo a change of control, as provided in the indenture, we will be required to make an offer to purchase each holder’s 2022 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.
Convertible Notes
At September 26, 2015, our convertible notes, in the aggregate principal amount of $1.02 billion, are recorded at $1.00 billion, which is net of the unamortized debt discount attributed to the embedded conversion feature of the convertible notes. These notes consist of:

•	$150 million of our 2.00% Convertible Exchange Senior Notes due 2037 issued in November 2010 (2010 Notes);

•	$500 million of our 2.00% Convertible Senior Notes due 2042 issued in March 2012 (2012 Notes); and

•	$370 million of our 2.00% Convertible Senior Notes due 2043 issued in February 2013 (2013 Notes).
The 2010 Notes, 2012 Notes and 2013 Notes are collectively referred to herein as the convertible notes. Interest on the 2013 Notes is currently being accreted to principal, from their date of issuance, at a rate of 4.00% per year until December 15, 2017, and 2.00% per year thereafter. All other notes bear interest at a rate of 2.00% per year on the original principal amount, payable semi-annually in arrears until their first put date and thereafter accrete principal at the rate of 2.00% per year. In addition, under certain circumstances contingent interest may be payable under the convertible notes after each of their first put date.
The 2010 Notes, 2012 Notes and 2013 Notes have conversion prices of approximately $23.03, $31.175 and $38.59, respectively, and are subject in each case to adjustment. Holders of the 2010 Notes, 2012 Notes and 2013 Notes may convert their convertible notes at the applicable conversion price under certain circumstances, including without limitation (x) if the last reported sale price of our common stock exceeds 130% of the applicable conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter and (y) if the applicable series of convertible notes has been called for redemption. It is our current intent and policy to settle any conversion of the convertible notes as if we had elected to make either a net share settlement or all cash election, such that upon conversion, we intend to pay the holders in cash for the principal amount of the convertible notes and, if applicable shares of our common stock or cash to satisfy the premium based on a calculated daily conversion value.
During the fourth quarter of fiscal 2015, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2010 Notes on at least 20 of the last 30 consecutive trading days of the quarter. Therefore holders of the 2010 Notes are able to convert their notes during the first quarter of fiscal 2016. As such, we classified the $142.2 million carrying value of our 2010 Notes (which have a principal value of $150.0 million) as a current debt obligation. In the event the closing price conditions are met in the first quarter of fiscal 2016 or a future fiscal quarter, the 2010 Notes will be convertible at a holder's option during the immediately following fiscal quarter. As of September 26, 2015, the if-converted value of the 2010 Notes exceeded the aggregate principal amount by approximately $114.1 million.
Holders may require us to repurchase the 2010 Notes on each of December 15, 2016, 2020, 2025, on December 13, 2030 and on December 14, 2035, or upon a fundamental change as provided in the indenture for the 2010 Notes, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest.
Holders may require us to repurchase the 2012 Notes on each of March 1, 2018, 2022, 2027 and 2032, and on March 2, 2037, or upon a fundamental change as provided in the indenture for the 2012 Notes, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest.
Holders may require us to repurchase the 2013 Notes on each of December 15, 2017, 2022, 2027, 2032 and 2037, or upon a fundamental change as provided in the indenture for the 2013 Notes, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest.
We may redeem any of the 2010 Notes, 2012 Notes and 2013 Notes beginning December 19, 2016, March 6, 2018, and December 15, 2017, respectively. As discussed above, holders of the convertible notes may elect to convert their notes prior to redemption. We may redeem all or a portion of the 2010 Notes, 2012 Notes and 2013 Notes (i.e., in cash or a combination of cash and shares of our common stock) at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the applicable redemption date.
We have recorded deferred tax liabilities related to our convertible notes original issuance discount, representing the spread between the stated cash coupon rate and the higher interest rate that is deductible for tax purposes based on the type of security. When our convertible notes are extinguished, we are required to recapture the original issuance discount previously deducted for tax purposes. The tax recapture, however, decreases as the fair market value of the convertible notes and the amount paid on settlement increases.
Stock Repurchase Program
On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock over the next three years. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program. Through September 26, 2015 we had not repurchased any shares of our common stock under this program.

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of September 26, 2015:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-Term Debt Obligations (1)	$400.0	$1,116.8	$1,200.0	$1,000.0	$3,716.8
Interest on Long-Term Debt Obligations	97.2	180.6	147.0	95.9	520.7
Operating Leases	16.3	27.0	13.9	21.8	79.0
Financing Leases (2)	3.1	6.0	0.3	—	9.4
Purchase Obligations (3)	34.6	7.0	0.8	—	42.4
Royalty and Collaborative Commitments (4)	1.3	1.3	1.2	3.3	7.1
Pension Obligations (5)	0.3	0.7	0.8	8.2	10.0
Total Contractual Obligations	$552.8	$1,339.4	$1,364.0	$1,129.2	$4,385.4

(1)
Included within long-term debt obligations are our 2010 Notes which are convertible by their respective holders in the first quarter of fiscal 2016 as further discussed above. In addition, we have two other issuances (2012 Notes and 2013 Notes) of convertible notes which can first be put to us on March 1, 2018 ($500 million principal), and December 15, 2017 ($370 million principal) and we have assumed for purposes of the above table that the principal amounts for each issuance will be paid off when they first can be put to us, which is in fiscal 2017 and fiscal 2018. The 2013 Notes also have principal accretion of 4.00% annually, which is included in the principal amount in the 1-3 years column above. The amounts in the table do not include deferred tax liabilities for the recapture of the original issuance discount.

(2)
The financing leases represent two leases for an office building and a manufacturing facility, which were required to be recorded on our balance sheet under U.S. GAAP. See Note 11 to our consolidated financial statements contained in Item 15 of this Annual Report.

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

(5)
Pension obligations do not include our obligation under our deferred compensation plans of $29.4 million, which is recorded as a current liability. Deferred compensation plan benefits are generally paid out at retirement or termination of employment.

The above table does not reflect our long-term liabilities associated with uncertain tax positions recorded under FIN 48 (codified primarily in ASC 740, Income Taxes) totaling $145.1 million. Due to the complexity associated with tax uncertainties, we cannot reasonably make a reliable estimate of the period in which we expect to settle these non-current liabilities. See Note 7 to our consolidated financial statements contained in Item 15 of this Annual Report for more information on our unrecognized tax benefits.
Future Liquidity Considerations
We expect to continue to review and evaluate potential strategic transactions and alliances that we believe will complement our current or future business. Subject to the Risk Factors set forth in Part I, Item 1A of this Annual Report and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Annual Report, we believe that cash flow from operations and the cash available under our Revolver will provide us with sufficient funds in order to fund our expected normal operations, and debt payments, including interest over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions or other investments, or to repay our convertible notes and related deferred tax liabilities. As described above, we have significant indebtedness outstanding under our Credit Agreement, 2022 Senior Notes and convertible notes. These capital requirements could be substantial. Our operating performance may also be affected by matters discussed under the above-referenced Risk Factors set forth elsewhere in this report. These risks, trends and uncertainties may also adversely affect our long-term liquidity.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, fair values of equity investments, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowances. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations.
The following is a discussion of what we believe to be the more significant critical accounting policies and estimates used in the preparation of our consolidated financial statements.
Inventory
Our inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. As a developer and manufacturer of high technology medical equipment and diagnostic test kits, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures on products and prices, and reliability and replacement of and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product expiration or end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, excess or obsolete, we would be required to record impairment charges within cost of goods sold at the time of such determination. Although considerable effort is made to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or expected usage could have a significant negative impact on the value of our inventory and our operating results. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.
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

In performing the test, we utilize the two-step approach prescribed under ASC 350. The first step requires a comparison of the reporting unit’s carrying value to its fair value. We consider a number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit as well as analysis of recent sales and ratio comparisons of similar companies. We base the discount rate on the weighted average cost of capital, or WACC, of market participants. If the carrying value of a reporting unit exceeds its estimated fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The second step requires us to perform a hypothetical purchase price allocation as of the measurement date and estimate the fair value of net tangible and intangible assets. The fair value of intangible assets is determined as described above and is subject to significant judgment.
We conducted our fiscal 2015 annual impairment test on the first day of the fourth quarter. We utilized discounted cash flows, or DCF, and market approaches to estimate the fair value of our reporting units as of June 28, 2015 and ultimately used the fair value determined by the DCF in making our impairment test conclusions. We believe we used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing Step 1, all of the reporting units had fair values exceeding their carrying values, and as such, Step 2 of the impairment test was not required for those reporting units. For illustrative purposes, had the fair value of each of our reporting units been lower by 10%, all of our reporting units would still have passed Step 1 of the goodwill impairment test.
Since the fair value of our reporting units was determined by use of the DCF, and the key assumptions that drive the fair value in this model are the WACC, terminal values, growth rates, and the amount and timing of expected future cash flows, significant judgment is applied in determining fair value. If the current economic environment were to deteriorate, this would likely result in a higher WACC because market participants would require a higher rate of return. In the DCF as the WACC increases, the fair value decreases. The other significant factor in the DCF is our projected financial information (i.e., amount and timing of expected future cash flows and growth rates) and if these assumptions were to be adversely impacted, this could result in a reduction of the fair value of a reporting unit.
At September 26, 2015, we believe that all reporting units with goodwill aggregating $2.8 billion were not at risk of failing Step 1 of the goodwill impairment test based on our current forecasts.
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
In 2013, as a result of our company-wide annual budgeting and strategic planning process and a full re-evaluation of our existing product development efforts and cost structure performed in the fourth quarter, we reduced our short term and long term revenue forecasts and determined that indicators of impairment existed in our Molecular Diagnostics reporting unit. The Molecular Diagnostics reporting unit is primarily comprised of our Aptima business acquired in the Gen-Probe acquisition and the molecular diagnostics business acquired in the Third Wave acquisition. The updated forecast, which reflected pricing pressures, for revenue and profitability were lower than those expected at the time of the Gen-Probe acquisition.
In 2013, as a result, the fair value of this reporting unit was below its carrying value. We performed Step 2 of the impairment test, consistent with the procedures described above, and recorded a goodwill impairment charge of $1.1 billion. The basis of fair value for Molecular Diagnostics assumed the reporting unit would be purchased or sold in a taxable transaction, and the discount rate of 10% applied to the after-tax cash flows was relatively consistent with that used in our purchase accounting for the Gen-Probe acquisition. For illustrative purposes, had the fair value of Molecular Diagnostics been lower by 10%, the Company would have recorded an additional impairment charge of $195.4 million.

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
We are required to allocate revenue to multiple element arrangements based on the relative fair value of each element’s selling price. We typically determine the selling price of our products based on our best estimate of selling price, referred to as ESP, and services based on vendor-specific objective evidence of selling price, referred to as VSOE. We determine VSOE based on our normal pricing and discounting practices for the specific product or service when sold on a stand-alone basis. In determining VSOE, our policy requires a substantial majority of selling prices for a product or service to be within a reasonably narrow range. We also consider the class of customer, method of distribution, and the geographies into which our products and services are sold when determining VSOE. If VSOE cannot be established, which may occur in instances when a product or service has not been sold separately, stand-alone sales are too infrequent, or product pricing is not within a narrow range, we will generally establish the selling price using ESP to allocate arrangement consideration. The objective of ESP is to determine the price at which we would typically transact a stand-alone sale of the product or service. ESP is determined by considering a number of factors including our pricing policies, internal costs and gross margin objectives, method of distribution, information gathered from experience in customer negotiations, market research and information, recent technological trends, competitive landscape and geographies.
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
While the majority of our instruments are placed at customer sites, in certain instances, we sell instruments to our clinical diagnostics customers and record sales of these instruments upon delivery and customer acceptance. Prior to delivery, each instrument is tested to meet the Company’s specifications and the specifications of the FDA, and is shipped fully assembled. Customer acceptance of the Company’s clinical diagnostic instrument systems requires installation and training by our technical service personnel. Installation is a standard process consisting principally of uncrating, calibrating and testing the instrumentation. We sell our instruments to Grifols for use in blood screening and record these instrument sales upon delivery since Grifols is responsible for the placement, maintenance and repair of the units with its customers.
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
The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718, Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical forfeitures, we have determined a specific forfeiture rate for certain employee groups and have applied forfeiture rates ranging from 0% to 7.0% as of September 26, 2015 depending on the specific employee group. This analysis is re-evaluated periodically and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.
We granted performance stock units to members of our senior management team during fiscal 2014 and 2015. Each recipient of a performance stock unit is eligible to receive between zero and 200% of the target number of shares of our common stock at the end of three years provided our defined Return on Invested Capital, or ROIC, metrics are achieved. We recognize compensation expense ratably over the required service period based on an estimate of the probability that the measurement criteria will be achieved for a targeted number of shares. Our estimate of the number of shares that are probable of vesting is based on our estimate of ROIC over the respective time periods using our internal forecasts and projections. If there is a change in the estimate of the number of shares that are probable of vesting, we will cumulatively adjust compensation expense in the period that the change in estimate is made.
We recognized $59.3 million, $50.0 million and $52.3 million of stock-based compensation expense for employee equity awards in fiscal years 2015, 2014 and 2013, respectively. As of September 26, 2015, there was $22.8 million and $73.6 million of unrecognized compensation expense related to stock options and stock units, respectively, that we expect to recognize over a weighted-average period of 3.4 years and 2.5 years, respectively.
Income Taxes
We use the asset and liability method for accounting for income taxes. Under this method, we determine deferred tax assets and liabilities based on the difference between our assets and liabilities financial reporting and taxes bases. We measure deferred tax assets and liabilities using enacted tax rates and laws that will be in effect when we expect the differences to reverse.
We have recognized $1.16 billion in net deferred tax liabilities at September 26, 2015 and $1.34 billion at September 27, 2014. The liabilities primarily relate to deferred taxes associated with our acquisitions and debt. The tax assets relate primarily to net operating loss carryforwards, accruals and reserves, stock-based compensation, and research credits. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we determine that we could realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination is made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination is made.
We had $154.7 million in gross unrecognized tax benefits, excluding interest, at September 26, 2015 and $137.0 million at September 27, 2014. At September 26, 2015, $74.9 million represents the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. In the next twelve months, it is reasonably possible that we will reduce our unrecognized tax benefits by $2.0 to $4.0 million due to statute of limitations expiring and potentially favorably settling with taxing authorities.
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
Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued guidance under Accounting Standards Codification (ASC) 330, Simplifying the Measurement of Inventory. The new guidance requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. This new guidance is effective for our first quarter of fiscal year 2018 and early adoption is permitted. The guidance must be applied prospectively. We are currently evaluating the impact of the adoption of this requirement on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Presentation of Debt Issuance Costs. This guidance intends to simplify the presentation of debt issuance costs and more closely align the presentation of debt issuance costs under U.S. GAAP to IFRS standards. This guidance is effective for annual periods beginning after December 15, 2015, and is applicable to us in fiscal 2017. Early adoption is permitted. We are currently evaluating this guidance, but do not anticipate that adoption of this guidance will have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This guidance focuses on a reporting company’s consolidation evaluation to determine whether certain legal entities should be consolidated. This guidance is effective for annual periods beginning after December 15, 2015, and is applicable to us in fiscal 2017. Early adoption is permitted, including adoption in an interim period. We are currently evaluating this guidance, but do not anticipate that adoption of this guidance will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and is applicable to us in fiscal 2018. Earlier application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 660), which provides guidance for revenue recognition. This ASU is applicable to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to receive in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current U.S. GAAP. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On July 9, 2015, the FASB voted in favor of delaying the effective date of the new standard by one year, with early adoption permitted as of the original effective date. ASU 2014-09 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, which is our fiscal 2019. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial position and results of operations.

Item  7A. Quantitative and Qualitative Disclosures About Market Risk
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, publicly-traded equity securities, cost-method equity investments, mutual funds, interest rate cap agreements, insurance contracts and related deferred compensation plan liabilities, accounts payable and debt obligations. Except for our outstanding convertible notes and 2022 Senior Notes, the fair value of these financial instruments approximates their carrying amount. As of September 26, 2015, we have $1.02 billion of principal of convertible notes outstanding, which are comprised of our 2010 Notes with a principal of $150.0 million, our 2012 Notes with a principal of $500.0 million, and our 2013 Notes with a principal of $370.0 million. The convertible notes are recorded net of the unamortized discount on our consolidated balance sheets. The fair value of our 2010 Notes, 2012 Notes and 2013 Notes as of September 26, 2015 was approximately $264.1 million, $688.2 million and $471.8 million, respectively. The fair value of our 2022 Senior Notes was approximately $1.03 billion. Amounts outstanding under our Credit Agreement aggregating $1.66 billion aggregate principal as of September 26, 2015 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our convertible notes, 2022 Senior Notes and Credit Agreement. The convertible notes and 2022 Senior Notes have fixed interest rates. Borrowings under our Credit Agreement currently bear interest at the Eurocurrency Rate (i.e., Libor) plus the applicable margin of 1.75% per annum.
As of September 26, 2015, there was $1.66 billion of aggregate principal outstanding under the Credit Agreement comprised of $1.49 billion under the Term Loan and $175.0 million under the Revolver. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in Libor rate) would increase annual interest expense by less than $1 million due to the low current interest rate environment. During fiscal 2015, we entered into multiple interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding. The critical terms of the interest rate caps were designed to mirror the terms of the Libor-based borrowings under the Credit Agreement and Prior Credit Agreement, and therefore the interest rate caps are highly effective at offsetting the cash flows being hedged. We designated these derivatives as cash flow hedges of the variability of the Libor-based interest payments on $1.0 billion of principal over a 3-year period, which ends on December 31, 2017.
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
We conduct business worldwide and maintain sales and service offices outside the United States as well as manufacturing facilities in Costa Rica and the United Kingdom. Our international sales are denominated in a number of currencies, primarily the Euro, U.S. dollar, UK Pound and Renminbi. The expenses of our international offices are denominated in local currencies, except at our Costa Rica subsidiary, where the majority of the business is conducted in U.S. dollars. Fluctuations in the foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency.
We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Our operating results and certain assets and liabilities that are denominated in the Euro are affected by changes in the relative strength of the U.S. dollar against the Euro. Our expenses, denominated in Euros, are positively affected when the U.S. dollar strengthens against the Euro and adversely affected when the U.S. dollar weakens. However, we believe that the foreign currency exchange risk is not significant. We do not believe a hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material adverse impact on our financial condition or results of operations. During fiscal 2015, 2014 and 2013, we incurred net foreign exchange gains (losses) of $(3.0) million, $(1.8) million and $0.5 million, respectively.

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
As of September 26, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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
Management has assessed the effectiveness of our internal control over financial reporting as of September 26, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Subject to the foregoing, based on management’s assessment, we believe that, as of September 26, 2015, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report in which they expressed an unqualified opinion is included below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Hologic, Inc.:
We have audited Hologic, Inc.’s internal control over financial reporting as of September 26, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Hologic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Hologic, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 26, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hologic, Inc. as of September 26, 2015 and September 27, 2014 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended September 26, 2015 of Hologic, Inc. and our report dated November 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
November 19, 2015

Changes in Internal Control over Financial Reporting
During the quarter ended September 26, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item  12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of the end of our fiscal year ended September 26, 2015 regarding the shares of our common stock available for grant or granted under stock option plans and equity incentives that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	10,952,419	$22.21	9,460,950
Equity compensation plans not approved by security holders	—	$—	—
Total	10,952,419	$22.21	9,460,950
___________

(1)	Includes 4,258,563 shares that are issuable upon restricted stock units (RSUs), and performance stock units (PSUs) vesting. The remaining balance consists of outstanding stock option grants.

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs and PSUs, which have no exercise price.
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

PART IV

Item  15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Statements of Operations for the years ended September 26, 2015, September 27, 2014 and September 28, 2013
Consolidated Statements of Comprehensive Income (Loss) for the years ended September 26, 2015, September 27, 2014 and September 28, 2013
Consolidated Balance Sheets as of September 26, 2015 and September 27, 2014
Consolidated Statements of Stockholders’ Equity for the years ended September 26, 2015, September 27, 2014 and September 28, 2013
Consolidated Statements of Cash Flows for the years ended September 26, 2015, September 27, 2014 and September 28, 2013
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.
(b) Listing of Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

2.1	Agreement and Plan of Merger, dated April 29, 2012, by and among Hologic, Gold Acquisition Corp. and Gen-Probe Incorporated.	8-K	05/01/2012

3.1	Certificate of Incorporation of Hologic.	S-1	01/24/1990

3.2	Certificate of Amendment to Certificate of Incorporation of Hologic.	10-Q	03/30/1996

3.3	Certificate of Amendment to Certificate of Incorporation of Hologic.	10-K	09/24/2005

3.4	Certificate of Amendment to Certificate of Incorporation of Hologic.	8-K	10/22/2007

3.5	Certificate of Amendment to Certificate of Incorporation of Hologic.	8-K	03/11/2008

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock of Hologic.	8-K	11/21/2013

3.7	Certificate of Elimination of Series A Junior Participating Preferred Stock of Hologic.	8-K	06/25/2014

3.8	Fourth Amended and Restated By-laws, as amended of Hologic.	10-Q	12/28/2013

4.1	Specimen Certificate for Shares of Hologic’s Common Stock.	8-A	01/31/1990

4.2	Description of Capital Stock (Contained in Hologic’s Certificate of Incorporation, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 hereto).

4.3	Indenture, dated December 10, 2007, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	12/10/2007

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
4.4	Second Supplemental Indenture, dated November 23, 2010, by and between Wilmington Trust Company, as Trustee, and Hologic.	10-K	09/25/2010

4.5	Form of 2.00% Convertible Exchange Senior Note due 2037 (included in Exhibit 4.4).	10-K	09/25/2010

4.6	Third Supplemental Indenture, dated March 5, 2012, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	03/08/2012

4.7	Form of 2.00% Convertible Senior Note due 2042 (included in Exhibit 4.6).	8-K	03/08/2012

4.8	Fourth Supplemental Indenture, dated February 21, 2013, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	02/21/2013

4.9	Form of 2.00% Convertible Senior Note due 2043 (included in Exhibit 4.8).	8-K	02/21/2013

4.10	Indenture, dated July 2, 2015, by and among Hologic, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	07/02/2015

4.11	Form of 5.250% Senior Note due 2022 (included in Exhibit 4.10).	8-K	07/02/2015

10.1*	Second Amended and Restated 1999 Equity Incentive Plan.	10-Q	03/25/2006

10.2*	Amendment No. 1 to Second Amended and Restated 1999 Equity Incentive Plan.	S-8	10/23/2007

10.3*	Amendment No. 2 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	10/22/2007

10.4*	Amendment No. 3 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	12/12/2008

10.5*	The 2003 Incentive Award Plan of Gen-Probe Incorporated as amended and restated.	S-8	08/02/2012

10.6*	Hologic Amended and Restated 2008 Equity Incentive Plan.	8-K	03/11/2013

10.7*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.8*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2015).	8-K	11/05/2014

10.9*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016).	8-K	10/14/2015

10.10*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.11*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016).	8-K	10/14/2015

10.12*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.13*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2015).	8-K	11/05/2014

10.14*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016).	8-K	11/06/2015

10.15*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (annual grant, adopted fiscal 2014).	10-K	09/28/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.16*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (annual grant, adopted fiscal 2015).	10-K	09/27/2014

10.17*	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (annual grant).	10-K	09/28/2013

10.18*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (initial grant, adopted fiscal 2014).	10-K	09/28/2013

10.19*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (initial grant, adopted fiscal 2015).	10-K	09/27/2014

10.20*	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (initial grant).	10-K	09/28/2013

10.21*	Hologic 2012 Employee Stock Purchase Plan.	8-K	03/08/2012

10.22*	Hologic 2015 Short-Term Incentive Plan.	8-K	11/10/2014

10.23*	Hologic Short-Term Incentive Plan.	8-K	11/06/2015

10.24*	Hologic Amended and Restated Deferred Compensation Program.	8-K	09/21/2015

10.25*	Hologic Deferred Equity Plan.	8-K	09/21/2015

10.26*	Rabbi Trust Agreement.	10-K	09/28/2013

10.27*	Form of Indemnification Agreement (as executed with each director of Hologic).	8-K	03/06/2009

10.28*	Form of Senior Vice President Change of Control Agreement. (1)	10-Q	12/29/2012

10.29*	Form of Senior Executive Officer Change of Control Agreement. (1)	8-K	11/17/2009

10.30*	Form of Senior Vice President Severance Agreement. (1)	10-K	09/28/2013

10.31*	Separation Agreement and General Release of All Claims dated December 11, 2013 by and between John W. Cumming and Hologic.	10-Q	12/28/2013

10.32*	Separation Agreement and General Release of All Claims dated November 10, 2014 by and between Mark J. Casey and Hologic.	8-K	11/10/2014

10.33*	Employment Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic.	8-K	12/09/2013

10.34*	Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated September 18, 2015.	8-K	09/21/2015

10.35*	Form of Price Targets Performance Stock Unit Award Agreement.	8-K	12/09/2013

10.36*	Form of Matching Restricted Stock Unit Award Agreement.	8-K	12/09/2013

10.37*	Change of Control Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic.	8-K	12/09/2013

10.38*	Separation and Release Agreement dated September 2, 2014 by and between Rohan F. Hastie and Hologic.	8-K	09/08/2014

10.39*	Offer Letter dated March 9, 2014 by and between Eric B. Compton and Hologic.	8-K	03/14/2014

10.40*	Severance and Change of Control Agreement dated March 9, 2014 by and between Eric B. Compton and Hologic. (2)	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.41*	Transition Agreement dated March 13, 2014 by and between Glenn P. Muir and Hologic.	8-K	03/14/2014

10.42*	Transition and Severance Agreement dated May 1, 2014 by and between David P. Harding and Hologic.	10-Q	03/29/2014

10.43*	Settlement and Release Agreement dated May 1, 2014 by and between David P. Harding and Hologic.	10-Q	03/29/2014

10.44*	Offer Letter dated May 8, 2014 by and between Robert W. McMahon and Hologic.	8-K	05/13/2014

10.45*	Severance and Change of Control Agreement dated May 8, 2014 by and between Robert W. McMahon and Hologic. (2)	Filed herewith

10.46*	Offer Letter dated May 4, 2014 by and between Peter J. Valenti and Hologic.	10-Q	06/28/2014

10.47*	Senior Vice President Severance Agreement dated May 26, 2014 by and between Peter J. Valenti and Hologic.	10-K	09/27/2014

10.48*	Offer Letter dated August 21, 2014 by and between Thomas A. West and Hologic.	10-K	09/27/2014

10.49*	Senior Vice President Severance Agreement dated October 3, 2014 by and between Thomas A. West and Hologic.	10-K	09/27/2014

10.50*	Letter of Intent dated February 27, 2014 and Terms and Conditions of Employment dated March 10, 2014 by and between Claus Egstrand and Hologic.	10-K	09/27/2014

10.51*	Severance and Change of Control Agreement dated September 18, 2014 by and between Claus Egstrand and Hologic.	10-K	09/27/2014

10.52*	Offer Letter dated January 6, 2015 by and between John M. Griffin and Hologic.	10-Q	03/28/2015

10.53*	Severance and Change of Control Agreement dated February 2, 2015 by and between John M. Griffin and Hologic.	10-Q	03/28/2015

10.54	Facility Lease (Danbury) dated December 30, 1995 by and among Melvin J. Powers and Mary P. Powers D/B/A M&N Realty and Lorad.	Trex Medical Corporation S-1	03/29/1996

10.55	Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated August 28, 2002.	10-K	09/28/2002

10.56	First Amendment to Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated October 29, 2007.	10-K	09/29/2007

10.57	Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership.	Cytyc Corporation 10-K	12/31/2003

10.58	Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated April 23, 2007.	10-K	09/29/2007

10.59	Lease Agreement by and between 445 Simarano Drive, Marlborough LLC and Cytyc dated July 11, 2006.	10-K	09/29/2007

10.60	Lease Guaranty dated October 22, 2007 between Bel Marlborough I LLC and Hologic, as guarantor thereunder.	8-K	10/22/2007

10.61	Form of Exchange Agreement.	8-K	02/15/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.62
Credit and Guaranty Agreement, dated May 29, 2015, among Hologic, Hologic GGO 4 Ltd, each Designated Borrower from time to time party thereto, the Guarantors from time to time party thereto, each Lender from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
		8-K	05/29/2015

10.63	Pledge and Security Agreement, dated May 29, 2015, among the grantors party thereto and Bank of America, N.A. as Collateral Agent	10-Q	06/27/2015

10.64	Restated Agreement dated July 24, 2009 by and between Gen-Probe Incorporated and Novartis Vaccines and Diagnostics, Inc. ‡	Gen-Probe 10-Q/A	09/30/2009

10.65	First Amendment to Restated Agreement dated November 8, 2013 by and between Gen-Probe Incorporated and Novartis Vaccines and Diagnostics, Inc.	10-K	09/28/2013

10.66	Second Amendment to Restated Agreement by and between Gen-Probe Incorporated and Grifols Diagnostic Solutions Inc.‡	10-Q	06/27/2015

10.67	Supply Agreement for Panther Instrument System effective November 22, 2006 between Gen-Probe Incorporated and STRATEC Biomedical Systems AG. ‡	Gen-Probe 10-Q	09/30/2007

10.68
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

10.69
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
		8-K	12/09/2013

12.1	Ratio of Earnings to Fixed Charges.	Filed herewith

21.1	Subsidiaries of Hologic.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
______________
*    Indicates management contract or compensatory plan, contract or arrangement.
‡    Confidential treatment has been granted with respect to certain portions of this exhibit. A complete version of this exhibit has been filed separately with the U.S. Securities and Exchange Commission.
(1) List of executive officers to whom provided filed herewith.
(2)    Corrected version of a previously filed exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLOGIC, INC.

By:	/S/ STEPHEN P. MACMILLAN
Stephen P. MacMillan
Chairman, President and Chief Executive Officer
Date: November 19, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN P. MACMILLAN	Chairman, President and Chief Executive Officer (Principal Executive Officer)	November 19, 2015
STEPHEN P. MACMILLAN

/S/ ROBERT W. MCMAHON	Chief Financial Officer (Principal Financial Officer)	November 19, 2015
ROBERT W. MCMAHON

/S/ KARLEEN M. OBERTON	Corporate Vice President, Finance and Accounting, Chief Accounting Officer (Principal Accounting Officer)	November 19, 2015
KARLEEN M. OBERTON

/S/ ELAINE S. ULLIAN	Lead Independent Director	November 19, 2015
ELAINE S. ULLIAN

/S/ JONATHAN CHRISTODORO	Director	November 19, 2015
JONATHAN CHRISTODORO

/S/ SALLY W. CRAWFORD	Director	November 19, 2015
SALLY W. CRAWFORD

/S/ SCOTT T. GARRETT	Director	November 19, 2015
SCOTT T. GARRETT

/S/ DAVID R. LAVANCE, JR.	Director	November 19, 2015
DAVID R. LAVANCE, JR.

/S/ NANCY L. LEAMING	Director	November 19, 2015
NANCY L. LEAMING

/S/ LAWRENCE M. LEVY	Director	November 19, 2015
LAWRENCE M. LEVY

/S/ SAMUEL MERKSAMER	Director	November 19, 2015
SAMUEL MERKSAMER

/S/ CHRISTIANA STAMOULIS	Director	November 19, 2015
CHRISTIANA STAMOULIS

/S/ WAYNE WILSON	Director	November 19, 2015
WAYNE WILSON

Hologic, Inc.
Consolidated Financial Statements
Years ended September 26, 2015, September 27, 2014 and September 28, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Hologic, Inc.:
We have audited the accompanying consolidated balance sheets of Hologic, Inc. as of September 26, 2015 and September 27, 2014 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended September 26, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hologic, Inc. at September 26, 2015 and September 27, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 26, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hologic, Inc.’s internal control over financial reporting as of September 26, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
November 19, 2015

Hologic, Inc.
Consolidated Statements of Operations
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Years ended
	September 26, 2015	September 27, 2014	September 28, 2013
Revenues:
Product	$2,270.4	$2,094.9	$2,100.9
Service and other	434.6	435.8	391.4
	2,705.0	2,530.7	2,492.3
Costs of revenues:
Product	755.5	731.3	818.2
Amortization of intangible assets	299.7	314.6	307.9
Impairment of intangible assets	—	26.6	1.7
Service and other	217.1	212.7	203.1
Gross Profit	1,432.7	1,245.5	1,161.4
Operating expenses:
Research and development	214.9	203.2	197.6
Selling and marketing	363.0	331.7	342.1
General and administrative	261.0	259.8	227.7
Amortization of intangible assets	110.2	113.8	112.6
Impairment of intangible assets	—	5.6	—
Contingent consideration – compensation expense	—	—	80.0
Contingent consideration – fair value adjustments	—	—	11.3
Impairment of goodwill	—	—	1,117.4
Gain on sale of intellectual property	—	—	(53.9)
Restructuring and divestiture charges	28.5	51.7	32.8
	977.6	965.8	2,067.6
Income (loss) from operations	455.1	279.7	(906.2)
Interest income	1.3	1.3	1.3
Interest expense	(205.5)	(220.6)	(281.1)
Debt extinguishment loss	(62.7)	(7.4)	(9.2)
Other (expense) income, net	(11.0)	(4.9)	2.3
Income (loss) before income taxes	177.2	48.1	(1,192.9)
Provision (benefit) for income taxes	45.6	30.8	(20.1)
Net income (loss)	$131.6	$17.3	$(1,172.8)
Net income (loss) per common share:
Basic	$0.47	$0.06	$(4.36)
Diluted	$0.45	$0.06	$(4.36)
Weighted average number of shares outstanding:
Basic	280,566	275,499	268,704
Diluted	289,537	278,360	268,704

See accompanying notes.

Hologic, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Years ended
	September 26, 2015	September 27, 2014	September 28, 2013
Net income (loss)	$131.6	$17.3	$(1,172.8)
Changes in foreign currency translation adjustment	(11.0)	(13.3)	1.4
Changes in unrealized holding gains and losses on available-for-sale securities	(2.0)	(3.2)	12.1
Changes in pension plans, net of taxes of $0.3 in 2015, $0.2 in 2014, and $0.1 in 2013	(0.2)	(1.3)	0.1
Changes in value of hedged interest rate caps, net of tax of $2.5 in 2015	(3.9)	—	—
Other comprehensive (loss) income	(17.1)	(17.8)	13.6
Comprehensive income (loss)	$114.5	$(0.5)	$(1,159.2)
See accompanying notes.

Hologic, Inc.
Consolidated Balance Sheets
(In millions, except number of shares, which are reflected in thousands, and par value)

	September 26, 2015	September 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$491.3	$736.1
Restricted cash	1.4	5.5
Accounts receivable, less reserves of $11.1 and $12.0, respectively	416.1	396.0
Inventories	283.1	330.6
Deferred income tax assets	19.0	39.4
Prepaid income taxes	21.7	22.4
Prepaid expenses and other current assets	33.8	35.8
Total current assets	1,266.4	1,565.8
Property, plant and equipment, net	457.1	461.9
Intangible assets, net	3,023.2	3,433.6
Goodwill	2,808.2	2,810.8
Other assets	115.2	142.6
Total assets	$7,670.1	$8,414.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$391.8	$114.5
Accounts payable	117.0	92.1
Accrued expenses	272.1	262.1
Deferred revenue	163.1	150.9
Total current liabilities	944.0	619.6
Long-term debt, net of current portion	3,248.0	4,153.2
Deferred income tax liabilities	1,178.4	1,375.4
Deferred revenue	19.6	20.1
Other long-term liabilities	200.9	183.4
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 282,495 and 277,972 shares issued, respectively	2.8	2.8
Additional paid-in-capital	5,559.9	5,658.2
Accumulated deficit	(3,469.0)	(3,600.6)
Accumulated other comprehensive income (loss)	(14.5)	2.6
Total stockholders’ equity	2,079.2	2,063.0
Total liabilities and stockholders’ equity	$7,670.1	$8,414.7
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except number of shares which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount
Balance at September 29, 2012	265,635	2.6	5,396.7	(2,443.6)	6.8	219	(1.5)	2,961.0
Exercise of stock options	4,786	0.1	65.6	—	—	—	—	65.7
Issuance of common stock to employees upon vesting of restricted stock units, net of shares withheld for employee taxes	1,117	—	(12.3)	—	—	—	—	(12.3)
Issuance of common stock under the employee stock purchase plan	498	—	8.0	—	—	—	—	8.0
Stock-based compensation expense	—	—	52.4	—	—	—	—	52.4
Excess tax benefit from employee equity awards	—	—	5.9	—	—	—	—	5.9
Equity component related to convertible notes, net of taxes	—	—	20.0	—	—	—	—	20.0
Net loss	—	—	—	(1,172.8)	—	—	—	(1,172.8)
Foreign currency translation adjustment	—	—	—	—	1.4	—	—	1.4
Adjustment to minimum pension liability, net	—	—	—	—	0.1	—	—	0.1
Unrealized gain on marketable securities	—	—	—	—	12.1	—	—	12.1
Balance at September 28, 2013	272,036	2.7	5,536.3	(3,616.4)	20.4	219	(1.5)	1,941.5
Exercise of stock options	4,697	0.1	70.5	—	—	—	—	70.6
Issuance of common stock to employees upon vesting of restricted stock units, net of shares withheld for employee taxes	846	—	(9.8)	—	—	—	—	(9.8)
Issuance of common stock under the employee stock purchase plan	612	—	10.9	—	—	—	—	10.9
Stock-based compensation expense	—	—	49.5	—	—	—	—	49.5
Excess tax benefit from employee equity awards	—	—	0.8	—	—	—	—	0.8
Net income	—	—	—	17.3	—	—	—	17.3
Foreign currency translation adjustment	—	—	—	—	(13.3)	—	—	(13.3)
Adjustment to minimum pension liability, net	—	—	—	—	(1.3)	—	—	(1.3)
Retirement of treasury shares	(219)	—	—	(1.5)	—	(219)	1.5	—
Unrealized losses on marketable securities	—	—	—	—	(3.2)	—	—	(3.2)
Balance at September 27, 2014	277,972	2.8	5,658.2	(3,600.6)	2.6	—	—	2,063.0
Exercise of stock options	3,036	—	57.3	—	—	—	—	57.3
Issuance of common stock to employees upon vesting of restricted stock units, net of shares withheld for employee taxes	949	—	(12.9)	—	—	—	—	(12.9)
Issuance of common stock under the employee stock purchase plan	538	—	12.0	—	—	—	—	12.0
Stock-based compensation expense	—	—	54.6	—	—	—	—	54.6
Excess tax benefit from employee equity awards	—	—	7.6	—	—	—	—	7.6
Reacquisition of equity component from convertible notes repurchase, net of taxes	—	—	(216.9)	—	—	—	—	(216.9)
Net income	—	—	—	131.6	—	—	—	131.6
Foreign currency translation adjustment	—	—	—	—	(20.6)	—	—	(20.6)
Amounts reclassified out of cumulative translation adjustment	—	—	—	—	9.6	—	—	9.6
Adjustment to minimum pension liability, net	—	—	—	—	(0.2)	—	—	(0.2)
Unrealized losses on derivatives, net of taxes	—	—	—	—	(3.9)	—	—	(3.9)
Other-than-temporary impairment of marketable security reclassified out of accumulated other comprehensive income (loss)	—	—	—	—	7.8	—	—	7.8
Unrealized losses on marketable securities	—	—	—	—	(9.8)	—	—	(9.8)
Balance at September 26, 2015	282,495	$2.8	$5,559.9	$(3,469.0)	$(14.5)	—	$—	$2,079.2
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended
	September 26, 2015	September 27, 2014	September 28, 2013
OPERATING ACTIVITIES
Net income (loss)	$131.6	$17.3	$(1,172.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	81.5	94.7	95.5
Amortization	409.9	428.5	420.5
Non-cash interest expense	63.8	68.7	81.2
Stock-based compensation expense	59.3	50.0	52.3
Excess tax benefit related to equity awards	(10.7)	(5.7)	(7.4)
Deferred income taxes	(148.8)	(243.1)	(198.0)
Gain on sale of intellectual property	—	—	(53.9)
Fair value adjustments to contingent consideration	—	—	11.3
Fair value write-up of inventory sold	—	—	52.4
Impairment of goodwill	—	—	1,117.4
Asset impairment charges	—	38.4	9.4
Debt extinguishment losses	62.7	7.4	9.2
Equity investment impairment charges	7.8	6.9	6.4
Loss on disposal of property and equipment	6.6	7.1	4.9
Loss on sale of businesses	9.6	5.5	—
Other adjustments and non-cash items	14.3	(11.8)	0.9
Changes in operating assets and liabilities:
Accounts receivable	(30.3)	7.9	4.1
Inventories	43.9	(44.7)	25.2
Prepaid income taxes	0.7	22.4	25.1
Prepaid expenses and other assets	5.7	17.3	0.9
Accounts payable	25.5	11.8	(6.4)
Accrued expenses and other liabilities	36.9	14.7	2.3
Deferred revenue	16.1	15.1	13.3
Net cash provided by operating activities	786.1	508.4	493.8
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	—	(6.3)
Payment of additional acquisition consideration	—	—	(16.8)
Net proceeds from sale of business	—	10.1	85.1
Purchase of property and equipment	(48.1)	(44.3)	(49.0)
Increase in equipment under customer usage agreements	(41.3)	(35.9)	(41.1)
Net (purchases) sales of insurance contracts	(6.4)	13.8	(4.0)
Purchases of mutual funds	—	(29.7)	—
Sales of mutual funds	10.0	22.4	—
Proceeds from sale of intellectual property	—	—	60.0
(Purchase) sale of a cost-method equity investment	—	—	(1.6)
Increase in other assets	(0.3)	(3.4)	(7.5)
Net cash (used in) provided by investing activities	(86.1)	(67.0)	18.8
FINANCING ACTIVITIES
Proceeds from long-term debt	2,495.1	—	—
Repayment of long-term debt	(3,095.0)	(595.0)	(265.0)
Payments to extinguish convertible notes	(543.7)	—	—
Proceeds from revolving credit line	358.0	—	—
Repayment from revolving credit line	(183.0)	—	—
Payment of debt issuance costs	(22.7)	(2.4)	(9.4)
Purchase of interest rate caps	(13.2)	—	—
Payment of contingent consideration	—	—	(43.0)
Payment of deferred acquisition consideration	—	(5.0)	(1.6)
Net proceeds from issuance of common stock pursuant to employee stock plans	70.0	81.4	75.1
Excess tax benefit related to equity awards	10.7	5.7	7.4
Payment of minimum tax withholdings on net share settlements of equity awards	(12.9)	(9.8)	(12.3)
Net cash used in financing activities	(936.7)	(525.1)	(248.8)
Effect of exchange rate changes on cash and cash equivalents	(8.1)	(2.7)	(1.7)
Net (decrease) increase in cash and cash equivalents	(244.8)	(86.4)	262.1
Cash and cash equivalents, beginning of period	736.1	822.5	560.4
Cash and cash equivalents, end of period	$491.3	$736.1	$822.5
See accompanying notes.

Hologic, Inc.
Notes to Consolidated Financial Statements
(all tabular amounts in millions, except number of shares which are reflected in thousands)

1. Operations
Hologic, Inc. (the “Company” or “Hologic”) develops, manufactures and supplies premium diagnostics products, medical imaging systems and surgical products with an emphasis on women's health. The Company operates in four segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on the last Saturday in September. Fiscal 2015, 2014 and 2013 ended on September 26, 2015, September 27, 2014 and September 28, 2013, respectively.
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

The Company periodically reviews its marketable equity securities classified as available-for-sale for other-than-temporary declines in fair value below carrying value, or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. When assessing marketable equity securities for other-than-temporary declines in value, the Company considers factors including: the significance of the decline in value compared to the carrying value; the underlying factors contributing to a decline in the price of the security; how long the market value of the investment has been less than its carrying value; any market conditions that impact liquidity; the views of external investment analysts; the financial condition and near-term prospects of the investee; any news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates. In the fourth quarter of fiscal 2015, the Company concluded that the decline in fair value of one of its marketable securities was other-than-temporary based on the length of time the security's market value was significantly below its carrying value and recorded an impairment charge of $7.8 million.
The following reconciles cost basis to fair market value.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Fair Value
As of September 26, 2015	$16.1	$7.2	$(0.3)	$(7.8)	$15.2
As of September 27, 2014	$15.5	$10.2	$(1.3)	$—	$24.4
As of September 28, 2013	$5.9	$12.2	$—	$—	$18.1
Concentrations of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, cost-method equity investments, and trade accounts receivable. The Company invests its cash and cash equivalents with high credit quality financial institutions.
The Company’s customers are principally located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the healthcare industry, as well as global economic conditions, management does not believe significant credit risk exists as of September 26, 2015. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the healthcare industry. The Company maintains an allowance for doubtful accounts based on accounts past due and historical collection experience.
There were no customers with balances greater than 10% of accounts receivable as of September 26, 2015 and September 27, 2014, or any customers that represented greater than 10% of consolidated revenues for fiscal years 2015, 2014 and 2013.
Supplemental Cash Flow Statement Information

	Years ended
	September 26, 2015	September 27, 2014	September 28, 2013
Cash paid during the period for income taxes	$168.7	$231.8	$79.9
Cash paid during the period for interest	$143.0	$155.7	$192.8
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
Inventories consisted of the following:

	September 26, 2015	September 27, 2014
Raw materials	$98.3	$115.6
Work-in-process	58.7	57.1
Finished goods	126.1	157.9
	$283.1	$330.6

Property, Plant and Equipment
Property, plant and equipment is recorded at cost less allowances for depreciation. The straight-line method of depreciation is used for all property and equipment.
Property, plant and equipment consisted of the following:

	September 26, 2015	September 27, 2014
Equipment and software	$365.9	$342.5
Equipment under customer usage agreements	305.7	285.2
Buildings and improvements	182.1	176.9
Leasehold improvements	59.2	63.2
Land	51.4	51.6
Furniture and fixtures	17.3	16.3
	981.6	935.7
Less - accumulated depreciation and amortization	(524.5)	(473.8)
	$457.1	$461.9
Property, plant and equipment are depreciated over the following estimated useful lives:

Asset Classification	Estimated Useful Life
Building and improvements	35–40 years
Equipment and software	3–10 years
Equipment under customer usage agreements	3–8 years
Furniture and fixtures	5–7 years
Leasehold improvements	Shorter of the Original Term of Lease or Estimated Useful Life
Equipment under customer usage agreements primarily consists of diagnostic instrumentation and imaging equipment located at customer sites but owned by the Company. Generally, the customer has the right to use it for a period of time provided they meet certain agreed to conditions. The Company recovers the cost of providing the equipment from the sale of disposables. The depreciation costs associated with equipment under customer usage agreements are charged to cost of product revenues over the estimated useful life of the equipment. The costs to maintain the equipment in the field are charged to cost of product revenue as incurred.

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
In the second quarter of fiscal 2014, the Company evaluated its MRI breast coils product line asset group, which was within its Breast Health segment, for impairment due to the Company’s expectation that it would be sold or disposed of significantly before the end of its previously estimated useful life. At this time, the undiscounted cash flows expected to be generated by this asset group over its estimated remaining useful life were not sufficient to recover its carrying value. The Company estimated the fair value of the asset group using market participant assumptions, which were based on underlying cash flow estimates, resulting in an impairment charge of $28.6 million. Pursuant to ASC 360 subtopic 10-35-28, the impairment charge was allocated to the long-lived assets with $27.1 million to intangible assets and $1.5 million to property and equipment. The property and equipment charge was recorded to cost of product revenues and general and administrative expenses in the amounts of $0.3 million and $1.2 million, respectively. The Company believes this adjustment falls within Level 3 of the fair value hierarchy. The Company completed the sale of this product line in the fourth quarter of fiscal 2014 (see Note 3).
In the first quarter of fiscal 2014, the Company recorded a $3.1 million impairment charge to record certain of its buildings at fair value related to the shutdown of its Hitec Imaging organic photoconductor manufacturing line (see Note 3).
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
Intangible assets consisted of the following:

	September 26, 2015		September 27, 2014
Description	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology	$3,979.1	$1,698.5	$3,965.6	$1,399.4
In-process research and development	3.7	—	17.9	—
Customer relationships and contracts	1,101.1	467.5	1,102.4	384.7
Trade names	236.4	131.5	236.5	105.3
Business licenses	2.5	2.1	2.6	2.0
	$5,322.8	$2,299.6	$5,325.0	$1,891.4
Amortization expense related to developed technology and patents is classified as a component of cost of product revenues—amortization of intangible assets. Amortization expense related to customer relationships and contracts, trade names, business licenses and non-competes is classified as a component of amortization of intangible assets within operating expenses.

The estimated amortization expense at September 26, 2015 for each of the five succeeding fiscal years was as follows:

Fiscal 2016	$377.0
Fiscal 2017	$365.6
Fiscal 2018	$355.1
Fiscal 2019	$343.5
Fiscal 2020	$332.3
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
The Company conducted its fiscal 2015 impairment test on the first day of the fourth quarter, and as noted above used DCF and market approaches to estimate the fair value of its reporting units as of June 28, 2015, and ultimately used the fair value determined by the DCF approach in making its impairment test conclusions. The Company believes it used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing Step 1, all of the Company's reporting units had fair values exceeding their carrying values, and as such, Step 2 of the impairment test was not required. For illustrative purposes, had the fair value of each of the reporting units that passed Step 1 been lower than 10%, all of the reporting units would still have passed Step 1 of the goodwill impairment test.
At September 26, 2015, the Company believes that each reporting unit, with goodwill aggregating 2.81 billion, was not at risk of failing Step 1 of the goodwill impairment test based on the current forecasts.
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
The Company conducted its fiscal 2013 annual impairment test on the first day of the fourth quarter, and as noted above used a DCF analysis to estimate the fair value of its reporting units as of June 30, 2013. The Company believes it used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing Step 1, all of the Company’s reporting units, except for its Molecular Diagnostics reporting unit, which is within the Company’s Diagnostics segment, had fair values exceeding their carrying values, and as such, Step 2 of the impairment test was not required for those reporting units. In connection with its company-wide annual budgeting and strategic planning process performed in the fourth quarter of fiscal 2013, the Company performed a full re-evaluation of its existing product development efforts and cost structure. As a result, the Company reduced its short term and long term revenue forecasts and determined that indicators of impairment existed in its Molecular Diagnostics reporting unit. The Molecular Diagnostics reporting unit is primarily comprised of the Company’s Aptima business acquired in the Gen-Probe acquisition and the molecular diagnostics business acquired in the Third Wave acquisition. The updated forecast of revenue and profitability, which reflected recent pricing pressures at that time, was lower than those expected at the time of the Gen-Probe acquisition. As a result, the fair value of this reporting unit was below its carrying value. The Company performed Step 2 of the impairment test, consistent with the procedures described above, and recorded a goodwill impairment charge of $1.1 billion. The basis of fair value for Molecular Diagnostics assumed the reporting unit would be purchased or sold in a taxable transaction, and the discount rate of 10% applied to the after-tax cash flows was relatively consistent with that used in the Company’s purchase accounting for the Gen-Probe acquisition.
A rollforward of goodwill activity by reportable segment from September 27, 2014 to September 26, 2015 is as follows:

	Diagnostics	Breast Health	GYN Surgical	Skeletal Health	Total
Balance at September 27, 2014	$1,154.1	$631.7	$1,016.8	$8.2	$2,810.8
Tax adjustments	0.6	0.7	—	—	1.3
Foreign currency and other	(2.4)	(0.6)	(0.8)	(0.1)	(3.9)
Balance at September 26, 2015	$1,152.3	$631.8	$1,016.0	$8.1	$2,808.2
Other Assets
Other assets consisted of the following:

	September 26, 2015	September 27, 2014
Other Assets
Deferred financing costs	$27.0	$44.9
Life insurance contracts	27.5	22.4
Derivative asset	6.2	—
Mutual funds	5.6	15.4
Marketable securities	15.2	24.4
Manufacturing access fees	11.6	14.1
Cost-method equity investments	4.2	5.2
Other	17.9	16.2
	$115.2	$142.6
Deferred financing costs are related to the Company’s Convertible Notes, Credit Agreement, Prior Credit Agreement and Senior Notes (see Note 4 for further discussion). The Company amortizes amounts related to each debt issuance using the effective interest rate method over the period of earliest redemption or the term of such debt. Life insurance contracts were purchased in connection with the Company’s Nonqualified Deferred Compensation Plan (“DCP”) and are recorded at their cash surrender value (see Note 10 for further discussion). The manufacturing access fees are related to a manufacturing supply and purchase agreement for our Aptima HPV products and are being amortized over the term of the agreement.
The Company’s cost-method equity investments are carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The Company regularly evaluates the carrying value of its cost-method equity investments for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the investee valuation as determined by that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in other income (expense), net in the Consolidated Statements of Operations. During fiscal 2014 and fiscal 2013, the Company recorded other-than-temporary impairment charges of $6.9 million and $6.4 million, respectively, related to certain of its cost-method equity investments to adjust their carrying amounts to fair value. No such charges were recorded in fiscal 2015 for cost method investments. However, the Company recorded a $7.8 million other-than-temporary impairment charge related to one of its marketable securities in fiscal 2015. In the third quarter of fiscal 2013, the Company sold one of its investments and recorded a gain of $2.0 million.
Research and Software Development Costs
Costs incurred for the research and development of the Company’s products are expensed as incurred. Nonrefundable advance payments for goods or services to be received in the future by the Company for use in research and development activities are deferred. The deferred costs are expensed as the related goods are delivered or the services are performed.
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
Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) includes certain transactions that have generally been reported in the statement of stockholders’ equity. The components of accumulated other comprehensive income (loss) consisted of the following:

	September 26, 2015	September 27, 2014
Foreign currency translation adjustment	$(15.7)	$(4.7)
Unrealized gains on available-for-sale securities	6.9	8.9
Minimum pension liability, net of tax of $0.3 and $0.2, respectively	(1.8)	(1.6)
Hedged Interest Rate Caps, net of tax of $2.5 in 2015	(3.9)	—
	$(14.5)	$2.6

The following tables summarize the changes in accumulated balances of other comprehensive income for the periods presented:

	Year Ended September 26, 2015					Year Ended September 27, 2014
	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total	Foreign Currency Translation	Marketable Securities	Pension Plans	Total
Beginning Balance	$(4.7)	$8.9	$(1.6)	$—	$2.6	$8.6	$12.1	$(0.3)	$20.4
Other comprehensive loss before reclassifications	(20.6)	(9.8)	(0.2)	(3.9)	(34.5)	(13.3)	(3.2)	(1.3)	(17.8)
Amounts reclassified to statement of operations	9.6	7.8	—	—	17.4	—	—	—	—
Ending Balance	$(15.7)	$6.9	$(1.8)	$(3.9)	$(14.5)	$(4.7)	$8.9	$(1.6)	$2.6

During fiscal 2015, the Company reclassified $9.6 million out of accumulated other comprehensive income to restructuring and divestiture charges related to writing off the cumulative translation adjustment in connection with its substantial liquidation of the MRI breast coils product line (see Note 3). In addition, during fiscal 2015 the Company reclassified $7.8 million out of accumulated other comprehensive income to other (expense) income, net for the other-than-temporary impairment of a marketable security.
Derivatives
Interest Rate Cap - Cash Flow Hedge
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages its exposure to some of its interest rate risk through the use of interest rate caps, which are derivative financial instruments. The Company does not use derivatives for speculative purposes. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive income ("AOCI") to the extent the derivative is effective at offsetting the changes in the cash flows being hedged until the hedged item affects earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings in other income (expense) in the Consolidated Statements of Operations.
During fiscal 2015, the Company entered into separate interest rate cap agreements with multiple counter-parties to help mitigate the interest rate volatility associated with the variable rate interest on its credit facilities under its Prior Credit Agreement, which has been replaced by the new Credit Agreement (see Note 4). Interest rate cap agreements provide the right to receive cash if the reference interest rate rises above a contractual rate. The aggregate premium paid by the Company for the interest rate cap agreements was $6.1 million, and $7.1 million, respectively, which was the initial fair value of the instruments recorded in the Company's financial statements.
The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR-based borrowings under the Prior Credit Agreement. The terms in the new Credit Agreement are consistent with the Prior Credit Agreement, and therefore the interest rate caps continue to be highly effective at offsetting the cash flows being hedged. The Company designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal over a three-year period, which ends on December 30, 2017.
As of September 26, 2015, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the interest rate caps were recorded in AOCI.
The aggregate fair value of these interest rate caps was $6.9 million at September 26, 2015 and is included in both Prepaid expenses and other current assets and Other assets on the Company’s Consolidated Balance Sheet. Refer to Note 5 “Fair Value Measurements” below for related fair value disclosures.

The tables below present the location of the Company’s derivative financial instruments on the Consolidated Balance Sheets and the unrealized loss recognized in AOCI related to the interest rate caps for the following reporting periods (in millions):

	Balance Sheet Location	September 26, 2015
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap agreements	Prepaid expenses and other current assets	$0.7
Interest rate cap agreements	Other Assets	6.2
		$6.9

	Year Ended September 26, 2015	Year Ended September 27, 2014
Amount of loss recognized in other comprehensive income, net of taxes:
Interest rate cap agreements	$(3.9)	$—

During fiscal 2015, an immaterial amount was reclassified from AOCI to the Company’s Consolidated Statements of Operations related to the derivative financial instruments. The Company expects to similarly reclassify approximately $3.9 million from AOCI to the Consolidated Statements of Operations in the next twelve months.
Revenue Recognition
The Company generates revenue from the sale of its products, primarily medical imaging systems and diagnostic and surgical disposable products, and related services, which are primarily support and maintenance services on its medical imaging systems.
The Company recognizes product revenue upon shipment provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable, no right of return exists and collection of the resulting receivable is reasonably assured. Generally, the Company’s product arrangements for capital equipment sales, primarily in its Breast Health and Skeletal Health reporting segments, are multiple-element arrangements, including services, such as installation, training and support and maintenance, and multiple products. Based on the terms and conditions of the product arrangements, the Company believes that these services and undelivered products can be accounted for separately from the delivered product element as the Company’s delivered products have value to its customers on a stand-alone basis. Accordingly, revenue for services not yet performed at the time of product delivery, depending on shipment terms, are deferred and recognized as such services are performed. The relative selling price of any undelivered products is also deferred at the time of shipment and recognized as revenue when these products are delivered. There is no customer right of return in the Company’s sales agreements.
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

The Company is required to allocate revenue to its multiple element arrangements based on the relative fair value of each element’s selling price. The Company typically determines the selling price of its products based on its best estimate of selling prices (“ESP”) and services based on vendor-specific objective evidence of selling price (“VSOE”). The Company determines VSOE based on its normal pricing and discounting practices for the specific product or service when sold on a stand-alone basis. In determining VSOE, the Company’s policy requires a substantial majority of selling prices for a product or service to be within a reasonably narrow range. The Company also considers the class of customer, method of distribution, and the geographies into which its products and services are sold when determining VSOE. If VSOE cannot be established, which may occur in instances when a product or service has not been sold separately, stand-alone sales are too infrequent, or product pricing is not within a narrow range, the Company will generally establish the selling price using ESP to allocate arrangement consideration. The objective of ESP is to determine the price at which the Company would typically transact a stand-alone sale of the product or service. ESP is determined by considering a number of factors including Company pricing policies, internal costs and gross margin objectives, method of distribution, information gathered from experience in customer negotiations, market research and information, recent technological trends, competitive landscape and geographies.
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
While the majority of its instruments are placed at customer sites, in certain instances the Company sells instruments to its clinical diagnostics customers and records sales of these instruments upon delivery and customer acceptance. For certain customers with non-standard payment terms, instrument sales are recorded based upon expected cash collection. Prior to delivery, each instrument is tested to ensure it meets the Company’s specifications and FDA regulations, and is shipped fully assembled. Customer acceptance of the Company’s clinical diagnostic instrument systems requires installation and training by the Company’s technical service personnel. Installation is a standard process consisting principally of uncrating, calibrating and testing the instrumentation. The Company sells its instruments to Grifols for use in blood screening and records these instrument sales upon delivery since Grifols is responsible for the placement, maintenance and repair of the units with its customers.
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

Accounts receivable reserve activity for fiscal 2015, 2014 and 2013 was as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Write- offs and Payments	Balance at End of Period
Period Ended:
September 26, 2015	$12.0	$1.6	$(2.5)	$11.1
September 27, 2014	$8.8	$4.4	$(1.2)	$12.0
September 28, 2013	$6.4	$4.3	$(1.9)	$8.8
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
The Company applies the provisions of ASC 260, Earnings Per Share, Subsection 10-45-44, to determine the diluted weighted average shares outstanding as it relates to its convertible notes, and due to the type of debt instrument issued and its accounting policy, the Company applies the treasury stock method and not the if-converted method. The dilutive impact of the Company’s convertible notes is based on the difference between the Company’s current period average stock price and the conversion price of the convertible notes, provided there is a premium. As such, dilution related to the conversion premium on the 2010 Notes, 2012 Notes and 2013 Notes is included in the calculation of diluted weighted-average shares outstanding in fiscal 2015. In fiscal 2014, only the dilution of the conversion premium on the 2010 Notes is included in diluted weighted-average shares outstanding.
A reconciliation of basic and diluted share amounts for fiscal 2015, 2014, and 2013 was as follows:

	September 26, 2015	September 27, 2014	September 28, 2013
Basic weighted average common shares outstanding	280,566	275,499	268,704
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock units	2,898	2,368	—
Incremental shares from Convertible Notes premium	6,073	493	—
Diluted weighted average common shares outstanding	289,537	278,360	268,704
Weighted-average anti-dilutive shares related to:
Outstanding stock options	1,502	5,033	8,445
Restricted stock units	49	20	1,109
In those reporting periods in which the Company has reported net income, anti-dilutive shares generally are comprised of those stock options that either have an exercise price above the average stock price for the period or the stock options’ combined exercise price, average unrecognized stock compensation expense and assumed tax benefits upon exercise is greater than the average stock price for the period. In those reporting periods in which the Company has a net loss, anti-dilutive shares and common stock equivalents are comprised of the number of shares and common stock equivalents that would be anti-dilutive had the Company reported net income.
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
Product warranty activity for fiscal 2015 and 2014 was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Period ended:
September 26, 2015	$6.3	$6.1	$(7.0)	$5.4
September 27, 2014	$9.3	$7.1	$(10.1)	$6.3
Advertising Costs
Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $14.4 million, $14.1 million and $14.1 million for fiscal 2015, 2014 and 2013, respectively, and were included in selling and marketing expense in the Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued guidance under ASC 330, Simplifying the Measurement of Inventory. The new guidance requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. This new guidance is effective for the Company's first quarter of fiscal 2018 and early adoption is permitted. The guidance must be applied prospectively. The Company is currently evaluating the impact of the adoption of this requirement on its consolidated financial statements but does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Presentation of Debt Issuance Costs. This guidance intends to simplify the presentation of debt issuance costs and more closely align the presentation of debt issuance costs under U.S. GAAP to IFRS standards. This guidance is effective for annual periods beginning after December 15, 2015, and is applicable to the Company in fiscal 2017. Early adoption is permitted. The Company is currently evaluating this guidance, but does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and is applicable to us in fiscal 2018. Earlier application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company's consolidated financial statements or disclosures.

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

3. Restructuring and Divestiture Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions which are described below. The following table displays charges taken related to restructuring actions in fiscal 2015, 2014 and 2013 and a rollforward of the charges to the accrued balances as of September 26, 2015:

	Consolidation of Diagnostics Operations	Closure of Indianapolis Facility	Fiscal 2015 Actions	Fiscal 2014 Actions	Fiscal 2013 Actions	Other Operating Cost Reductions	Total
Restructuring and Divestiture Charges
Fiscal 2013 charges:
Workforce reductions	$14.0	$4.8	$—	$—	$11.3	$1.1	$31.2
Facility closure costs	—	0.2	—	—	—	0.4	0.6
Other	—	0.7	—	—	—	0.2	0.9
Fiscal 2013 restructuring charges	$14.0	$5.7	$—	$—	$11.3	$1.7	$32.7
Divestiture net charges							0.1
Fiscal 2013 restructuring and divestiture charges							$32.8
Fiscal 2014 charges:
Workforce reductions	$2.9	$0.2	$—	$29.5	$0.9	$8.7	$42.2
Non-cash impairment charge	—	—	—	—	—	3.1	3.1
Facility closure costs	—	0.5	—	—	—	0.1	0.6
Other	0.1	—	—	—	—	0.2	0.3
Fiscal 2014 restructuring charges	$3.0	$0.7	$—	$29.5	$0.9	$12.1	$46.2
Divestiture net charges							5.5
Fiscal 2014 restructuring and divestiture charges							$51.7
Fiscal 2015 charges:
Workforce reductions	0.1	—	10.0	6.0	—	0.2	$16.3
Facility closure costs	0.5	—	—	2.0	—	0.1	2.6
Fiscal 2015 restructuring charges	$0.6	$—	$10.0	$8.0	$—	$0.3	$18.9
Divestiture net charges							9.6
Fiscal 2015 restructuring and divestiture charges							$28.5

	Consolidation of Diagnostics Operations	Closure of Indianapolis Facility	Fiscal 2015 Actions	Fiscal 2014 Actions	Fiscal 2013 Actions	Other Operating Cost Reductions	Total
Rollforward of Accrued Restructuring
Balance as of September 29, 2012	$8.4	$1.8	$—	$—	$—	$0.6	$10.8

Fiscal 2013 restructuring charges	$14.0	$5.7	$—	$—	$11.3	$1.7	$32.7
Stock-based compensation	(6.3)	—	—	—	(1.6)	—	(7.9)
Non-cash impairment charges	—	—	—	—	—	(0.1)	(0.1)
Severance payments	(13.1)	(3.1)	—	—	(4.4)	(0.9)	(21.5)
Other payments	—	(0.6)	—	—	—	(1.1)	(1.7)
Balance as of September 28, 2013	$3.0	$3.8	$—	$—	$5.3	$0.2	$12.3

Fiscal 2014 restructuring charges	$3.0	$0.7	$—	$29.5	$0.9	$12.1	$46.2
Stock-based compensation	—	—	—	(6.6)	—	—	(6.6)
Non-cash impairment charges	—	—	—	—	—	(3.1)	(3.1)
Severance payments	(3.0)	(4.0)	—	(10.9)	(6.1)	(7.0)	(31.0)
Other payments	—	(0.5)	—	—	—	(0.4)	(0.9)
Balance as of September 27, 2014	$3.0	$—	$—	$12.0	$0.1	$1.8	$16.9

Fiscal 2015 restructuring charges	$0.6	$—	$10.0	$8.0	$—	$0.3	$18.9
Stock-based compensation	—	—	(4.1)	—	—	—	(4.1)
Severance payments	(3.0)	—	(2.8)	(16.2)	(0.1)	(1.8)	(23.9)
Other payments	(0.5)	—	—	(1.3)	—	(0.3)	(2.1)
Balance as of September 26, 2015	$0.1	$—	$3.1	$2.5	$—	$—	$5.7
Consolidation of Diagnostics Operations
In connection with its acquisition of Gen-Probe in fiscal 2012, the Company implemented restructuring actions to consolidate its Diagnostics operations, including streamlining product development initiatives, reducing overlapping functional areas in sales, marketing and general and administrative functions, and consolidating manufacturing resources, field services and support. As a result, the Company terminated certain employees from Gen-Probe and its legacy diagnostics business in research and development, sales, marketing, and general and administrative functions. The Company recorded severance and benefit charges in fiscal 2012 of $13.3 million related to this action pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420). The majority of these employees ceased working in the fourth quarter of fiscal 2012, and their full severance charge was recorded in the fourth quarter of fiscal 2012. In addition, certain of the terminated Gen-Probe employees had unvested stock options, which were accelerated at termination pursuant to the stock options’ original terms. As such, the severance charges in fiscal 2012 include $3.5 million of stock-based compensation expense. In fiscal 2013, the Company recorded $10.8 million of severance charges, including $6.3 million for stock-based compensation. Included in these charges was $9.7 million recorded in the second quarter of fiscal 2013 related to the termination of certain Gen-Probe executives, including Carl Hull, Gen-Probe’s former Chairman, President and Chief Executive Officer. The charge was for the acceleration of certain retention payments and equity awards pursuant to the original terms of the related agreements. No additional charges were recorded in fiscal 2014 or 2015 under this portion of the action.
In addition, under this plan, the Company completed moving its legacy molecular diagnostics operations from Madison, Wisconsin to Gen-Probe’s facilities in San Diego, California. This transfer was completed at the end of fiscal 2014, and as a result, many of the employees in Madison were terminated. The Company recorded severance and benefit charges pursuant to ASC 420 beginning in fiscal 2012 through the third quarter of fiscal 2015 as charges were recorded over requisite service periods. The Company recorded $0.1 million, $3.0 million, $3.2 million and $0.9 million for severance and benefits in fiscal 2015, 2014, 2013 and 2012, respectively, and $0.5 million for facility closure costs in fiscal 2015. The Company also recorded non-cash charges of $0.6 million in the fourth quarter of fiscal 2012 as a result of exiting certain research projects. This action is complete and no additional charges will be recorded.
Closure of Indianapolis Facility
In the fourth quarter of fiscal 2012, the Company finalized its decision to transfer production of the majority of its interventional breast products, which are included within the Breast Health segment, from its Indianapolis, Indiana facility to its facility in Costa Rica. The transfer was completed in the first quarter of fiscal 2014, and all employees at the Indianapolis location were terminated. The Company recorded total severance and benefit charges under this action of $5.9 million pursuant to ASC 420. These charges were recorded ratably over the required service period of the affected employees. The Company recorded severance and benefits charges of $0.2 million, $4.8 million and $0.9 million in fiscal 2014, 2013 and 2012, respectively, related to this action. In addition, the Company recorded a charge of $0.4 million in the first quarter of fiscal 2014 related to the termination of its Indianapolis lease. The Company also recorded miscellaneous charges of $0.8 million in fiscal 2013 and $0.9 million in fiscal 2012 for amounts owed to the state of Indiana for employment credits. This action was completed in fiscal 2014 and no additional charges were recorded in fiscal 2015.
Fiscal 2015 Actions
During each quarter of fiscal 2015, the Company continued to make executive management changes resulting in the termination of certain executives and employees on a worldwide basis. In addition, the Company continued to consolidate and close certain international offices to improve operational efficiency and reduce costs. Severance and benefit charges under these actions have been recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712), and ASC 420 depending on the employees terminated, and the Company recorded severance and benefit charges of $10.0 million in fiscal 2015. Included in the charge is $4.1 million of stock-based compensation in the twelve month period.
In connection with its review of operations, the Company decided to shut-down its manufacturing operation in China, which manufactured mammography systems for the Chinese market. As a result, the Company will terminate manufacturing and research and development personnel located in China, and the severance charge was insignificant.
Fiscal 2014 Actions
During the first quarter of fiscal 2014, the Company implemented a cost reduction initiative comprised of reducing headcount and evaluating research projects and operating costs. In connection with this plan, the Company terminated certain employees on a worldwide basis. The Company recorded the severance and benefit charges pursuant to ASC 420 and ASC 712, depending on the employee terminated. The Company recorded $6.3 million of severance and benefit charges in the first quarter of fiscal 2014, which included $0.4 million of stock-based compensation.
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
In the second, third, and fourth quarters of fiscal 2014, the Company continued to make executive management changes and implement additional cost reduction initiatives resulting in the termination of certain executives and employees on a worldwide basis. In addition, in the fourth quarter of fiscal 2014 the Company decided to consolidate and close certain international offices. Severance and benefit charges under these actions were recorded pursuant to ASC 420 and ASC 712 depending on the employees terminated, and the Company recorded severance and benefit charges of $16.6 million in fiscal 2014. Included in the charge was $1.8 million of stock-based compensation for the modification of the terms of equity awards to certain employees. For those employees who continued to be employed beyond the minimum retention period, charges were recorded ratably over the estimated service period of the affected employees.
During fiscal 2015, the Company recorded $6.0 million for severance and benefits costs and $2.0 million for facility closure costs related to this action. The facility closure costs primarily relate to lease obligation charges for three office locations that were vacated and the Company had met the cease-use date criteria. This action was completed in fiscal 2015.

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
Other Operating Cost Reductions:
Hitec-Imaging Organic Photoconductor Manufacturing Line Shut-down
In the fourth quarter of fiscal 2013, in connection with the Company’s cost reduction initiatives, the Company decided to shut-down its Hitec-Imaging organic photoconductor manufacturing line located in Germany. This production line was included within the Breast Health segment. As a result, the Company terminated certain employees, primarily in manufacturing, in fiscal 2014. During the first quarter of fiscal 2014, the Company completed its negotiations with the local Works Council to determine severance benefits for the approximately 95 affected employees. The Company recorded severance and benefit charges pursuant to ASC 420 and began notifying the affected employees in the second quarter of fiscal 2014. The Company recorded charges of $0.3 million and $8.7 million in fiscal 2015 and 2014, respectively in connection with terminating these employees.
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
Subsequent Events - Fiscal 2016 Actions
During the third quarter of fiscal 2015, the Company decided to close its Bedford, Massachusetts facility where it manufactures its Skeletal Health products as well as certain support manufacturing services for its Breast Health segment. The manufacturing of the Skeletal Health products will be outsourced to a third-party and the Breast Health manufacturing services will be moved to the Company's Danbury, Connecticut and Marlborough, Massachusetts facilities. In addition, research and development, sales and services support and administrative functions will be moved to both Marlborough and Danbury. The transition is expected to be completed by the end of fiscal 2016. In connection with this plan, certain employees, primarily in manufacturing, will be terminated. The employees were notified of termination and related benefits in the first quarter of fiscal 2016, and the Company will account for these charges pursuant to ASC 420. Employees will be required to remain employed during this transition period and charges will be recorded ratably over the required service period. The Company estimates the severance benefits will be approximately $3.0 million.
During the first quarter of fiscal 2016, the Company began implementing a second plan to consolidate and improve operational efficiency of its international sales and marketing and field services operations and certain support functions. As a result, the Company will terminate certain employees. Severance benefits will be recorded pursuant to ASC 420 and ASC 712, depending on the employees terminated. The Company is in process of finalizing the plan and estimating severance benefits that will commence in the first quarter of fiscal 2016.

4. Borrowings and Credit Agreements
The Company’s borrowings consisted of the following:

	September 26, 2015	September 27, 2014
Current debt obligations, net of debt discount:
Term Loan	$74.6	$—
Revolver	175.0	—
Term Loan A	—	99.6
Term Loan B	—	14.9
Convertible Notes	142.2	—
Total current debt obligations	391.8	114.5
Long-term debt obligations, net of debt discount:
Term Loan	1,399.8	—
Term Loan A	—	796.7
Term Loan B	—	1,120.9
Senior Notes	—	1,000.0
2022 Senior Notes	986.7	—
Convertible Notes	861.5	1,235.6
Total long-term debt obligations	3,248.0	4,153.2
Total debt obligations	$3,639.8	$4,267.7

The debt maturity schedule for the Company’s obligations as of September 26, 2015 is as follows:

	2016	2017	2018	2019	2020	2021 and Thereafter	Total
Term Loan	$75.0	$84.4	$121.9	$150.0	$1,050.0	—	$1,481.3
Revolver	175.0	—	—	—	—	—	$175.0
2022 Senior Notes	—	—	—	—	—	1,000.0	1,000.0
Convertible Notes (1)	150.0	—	910.5	—	—	—	1,060.5
	$400.0	$84.4	$1,032.4	$150.0	$1,050.0	$1,000.0	$3,716.8

(1)
Classified based on the earliest date of redemption for each respective issuance with the exception of the 2010 Notes which are convertible by their respective holders as further discussed below. In addition, the balance in fiscal 2018 reflects accretion on the 2013 Notes through September 26, 2015.

Credit Agreement
On May 29, 2015, the Company and certain of its domestic subsidiaries entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders party thereto (collectively, the "Lenders"). This Credit Agreement replaced the Company's existing senior secured credit facility with Goldman Sachs Bank USA, in its capacity as administrative agent and collateral agent and the lenders party thereto ("Prior Credit Agreement") entered into on August 1, 2012, and the proceeds under the Credit Agreement of $1.68 billion were used to pay off the amounts outstanding under the Prior Credit Agreement.

The credit facilities ("Credit Facilities") under the Credit Agreement consist of:

•	A $1.5 billion secured term loan to the Company with a final maturity date of May 29, 2020 (the “Term Loan”); and

•	A secured revolving credit facility under which the Borrowers (as defined below) may borrow up to $1 billion, subject to certain sublimits, with a final maturity date of May 29, 2020 (the “Revolver”).
The Company and one of its subsidiaries, Hologic GGO 4 Ltd ("Hologic U.K.") are the initial borrowers (the “Borrowers”) under the Credit Agreement. The Company's obligations under the Credit Agreement are guaranteed by certain of its domestic subsidiaries (the "Subsidiary Guarantors"). Hologic U.K.’s obligations under the Credit Agreement are guaranteed by the Company and the Subsidiary Guarantors.
In addition to the Term Loan, the Company borrowed $175.0 million under the Revolver. Borrowings under the Revolver may be made in certain alternative currencies pursuant to the terms of the Credit Agreement. The Company has the ability, subject to the terms of the Credit Agreement, to designate any additional wholly-owned foreign subsidiary of the Company as a Designated Borrower (as defined in the Credit Agreement) to receive loans up to a $100 million sublimit. The obligations of any Designated Borrower under such sublimit would be guaranteed by the Company and the Subsidiary Guarantors.
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
Borrowings outstanding under either the Credit Agreement or the Prior Credit Agreement in fiscal 2015 had a weighted-average interest rate of 2.43%. The interest rate on the amounts outstanding at September 26, 2015 was 1.95%. Interest expense in fiscal 2015 under the Credit Agreement and the Prior Credit Agreement aggregated $54.7 million, which includes non-cash interest expense of $9.0 million, related to the amortization of the deferred issuance costs and accretion of the debt discount.
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

Borrowings are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Company, with certain exceptions. The Credit Agreement contains total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter. The total net leverage ratio is 5.50:1.00 beginning on the Company's fiscal quarter ended September 26, 2015, and then decreases over time to 4.00:1.00 for the quarter ending March 28, 2020. The interest coverage ratio is 3.75:1.00 beginning on the Company's fiscal quarter ended September 26, 2015, and will remain as such for each quarter thereafter. The total net leverage ratio is defined as the ratio of the Company's consolidated net debt as of the quarter end to its consolidated adjusted EBITDA (as defined in the Credit Agreement) for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of the Company's consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on the measurement date to adjusted consolidated cash interest expense for the same measurement period. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement. The Company was in compliance with these covenants as of September 26, 2015.
The Company has evaluated the Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified embedded derivatives that require bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives are a default provision, which could require additional interest payments, and a provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company has determined that the fair value of these embedded derivatives was nominal as of September 26, 2015.
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
Prior Credit Agreement
On August 1, 2012, the Company and certain domestic subsidiaries (the “Guarantors”) entered into the Prior Credit Agreement with Goldman Sachs Bank USA, in its capacity as administrative and collateral agent, and the lenders party thereto (collectively, the “Prior Lenders”).
The credit facilities under the Prior Credit Agreement initially consisted of:

•	$1.0 billion senior secured tranche A term loan (“Term Loan A”) with a final maturity date of August 1, 2017;

•	$1.5 billion secured tranche B term loan (“Term Loan B”) with a final maturity date of August 1, 2019; and

•	$300.0 million secured revolving credit facility (“Revolving Facility”) with a final maturity date of August 1, 2017.
Pursuant to the terms and conditions of the Prior Credit Agreement, the Prior Lenders committed to provide senior secured financing in an aggregate amount of up to $2.8 billion. As of the closing of the Gen-Probe Incorporated acquisition on August 1, 2012, the Company borrowed $2.5 billion aggregate principal under the term loans of the Prior Credit Agreement. Net proceeds to the Company were $2.41 billion, after issuing the term loans at a discount and deducting associated fees and expenses, all of which will be amortized to interest expense over the respective maturity dates of the debt. The proceeds were used to fund a portion of the purchase price for the Gen-Probe acquisition.
On March 20, 2013, the Company, the Guarantors, Goldman Sachs, and the Prior Lenders entered into Refinancing Amendment No. 1 (the “Prior Credit Agreement Amendment”) to the Prior Credit Agreement. The Prior Credit Agreement Amendment (i) refinanced the Company’s original Term Loan A with a new senior secured tranche A term loan facility with the same principal amount, maturity date and amortization schedule but with an applicable margin 1.00% less than the original Term Loan A (at each margin level), (ii) refinanced the Company’s original Revolving Facility with a new senior secured revolving credit facility with the same principal amount and maturity date, but with an applicable margin 1.00% less than the original Revolving Facility (at each margin level), and (iii) amended certain covenants and terms of the Prior Credit Agreement.
Effective as of the date of the Prior Credit Agreement Amendment, amounts outstanding under the new Term Loan A and the new Revolving Facility bore interest, at the Company’s option: (i) at the Base Rate plus 1.00% per annum, or (ii) at the Adjusted Eurodollar Rate (i.e., the Libor rate) plus 2.00% per annum. The applicable margin with respect to the new Term Loan A and the new Revolving Facility were subject to specified changes depending on the Company’s total net leverage ratio, as defined in the Prior Credit Agreement.

Pursuant to ASC 470, the accounting for this refinancing was evaluated on a creditor by creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the Prior Credit Agreement did not participate in this refinancing transaction and ceased being creditors of the Company. As a result, the Company recorded a debt extinguishment loss of $3.2 million to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to these creditors for the initial borrowings under the Term Loan A facility. For the remainder of the creditors, this transaction was accounted for as a modification because the present value of the cash flows on a creditor by creditor basis between the two debt instruments was less than 10%. Pursuant to ASC 470, subtopic 50-40, third-party costs incurred directly related to the exchange were expensed as incurred. As such, the Company recorded issuance costs related to the refinancing of $2.4 million to interest expense in the second quarter of fiscal 2013.
On August 2, 2013, the Company, the Guarantors, Goldman Sachs, and the Prior Lenders entered into Refinancing Amendment No. 2 (the “Prior Credit Agreement Amendment 2”) to the Prior Credit Agreement. The Prior Credit Agreement Amendment 2 (i) refinanced the Company’s original Term Loan B with a new senior secured tranche B term loan facility with the same principal amount (subject to the prepayment referenced below), maturity date and amortization schedule but with an applicable margin 0.75% less than the original Term Loan B, and (ii) amended certain covenants and terms of the Prior Credit Agreement. Effective as of the date of the Prior Credit Agreement Amendment 2, amounts outstanding under the new Term Loan B bore interest, at the Company’s option: (A) at the Base Rate with a floor of 2.00%, plus 1.75% per annum, or (B) at the Adjusted Eurodollar Rate (i.e., the Libor rate) with a floor of 1.00%, plus 2.75% per annum. In connection with this refinancing, the Company voluntarily prepaid $200.0 million of principal of the Term Loan B facility.
Pursuant to ASC 470, the accounting for this refinancing was consistent with that described above for the Prior Credit Agreement Amendment. As a result, the Company recorded a debt extinguishment loss of $6.0 million to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to the voluntary prepayment of the Term Loan B facility. The Company expensed direct third-party costs of $1.1 million to interest expense in the fourth quarter of fiscal 2013.
On October 31, 2013, the Company voluntarily prepaid $100.0 million of its Term Loan B facility. Pursuant to ASC 470, the Company recorded a debt extinguishment loss of $2.9 million in the first quarter of fiscal 2014 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to this voluntary prepayment.
On February 26, 2014, the Company, the Guarantors, Goldman Sachs, and the Prior Lenders entered into Refinancing Amendment No. 3 to the Prior Credit Agreement and reduced the applicable interest rates. In connection with this refinancing, the Company voluntarily prepaid $25.0 million of the new senior secured tranche B term loan facility. Pursuant to ASC 470, the accounting for this refinancing was evaluated on a creditor-by-creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the Prior Credit Agreement did not participate in this refinancing transaction and ceased being creditors of the Company. As a result, the Company recorded a debt extinguishment loss of $4.4 million in the second quarter of fiscal 2014 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to these creditors. For the remainder of the creditors, this transaction was accounted for as a modification because on a creditor-by-creditor basis the present value of the cash flows between the two debt instruments before and after the transaction was less than 10%. Pursuant to ASC 470, subtopic 50-40, third-party costs of $1.0 million related to this transaction were recorded to interest expense.
On December 24, 2014, the Company voluntarily prepaid $300.0 million of its Term Loan B facility. Pursuant to ASC 470, the Company recorded a debt extinguishment loss of $6.7 million in the first quarter of fiscal 2015 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to this voluntary prepayment.
Borrowings outstanding under the Prior Credit Agreement in fiscal 2014 and 2013 had weighted-average interest rates of 2.89% and 3.70%, respectively. Interest expense under the Prior Credit Agreement totaled $75.3 million and $107.6 million for fiscal 2014 and 2013, respectively, which includes non-cash interest expense of $12.7 million and $14.5 million, respectively, related to the amortization of the deferred financing costs and accretion of the debt discount.
The Prior Credit Agreement contained affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the Company and the guarantors, subject to negotiated exceptions, to: incur additional indebtedness and additional liens on their assets; engage in mergers or acquisitions or dispose of assets; enter into sale-leaseback transactions; pay dividends or make other distributions; voluntarily prepay other indebtedness; enter into transactions with affiliated persons; make investments; and change the nature of their business.
The Prior Credit Agreement also contained total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter consistent with that described above under the Credit Agreement.

Senior Notes
2022 Senior Notes
On July 2, 2015, the Company completed a private placement of $1.0 billion aggregate principal amount of its 5.250% Senior Notes due 2022 (the “2022 Senior Notes”) at an offering price of 100% of the aggregate principal amount of the 2022 Senior Notes. The 2022 Senior Notes mature on July 15, 2022 and bear interest at the rate of 5.250% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2016. The Company used the net proceeds of the 2022 Senior Notes, plus available cash to discharge the outstanding 6.25% Senior Notes due 2020 (the "Senior Notes") and redeemed such Senior Notes, in the aggregate principal amount of $1.0 billion on August 1, 2015 at an aggregate redemption price of $1.03 billion, reflecting a premium payment of $31.25 million. In addition, the Company made a final interest payment in the amount of $31.25 million for interest accrued to August 1, 2015, to holders of record of the Senior Notes as of July 15, 2015. As a result of this transaction, the Company recorded a debt extinguishment loss in the fourth quarter of fiscal 2015 of $22.3 million, which included the pro rata premium payment and pro-rata debt issuance costs. The Company evaluated the accounting under ASC 470 at the creditor-by-creditor level to determine modification versus extinguishment accounting.
The Company recorded interest expense related to the 2022 Senior Notes and Senior Notes of $67.2 million, $64.0 million and $63.9 million in fiscal 2015, 2014 and 2013, respectively, which includes non-cash interest expense of $2.1 million, $1.7 million and $1.6 million in fiscal 2015, 2014 and 2013, respectively, related to the amortization of the deferred financing costs.
The 2022 Senior Notes were not registered, and will be not registered, under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States in accordance with Regulation S under the Securities Act. The 2022 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries of Hologic (the “Domestic Guarantors”).
The 2022 Senior Notes were issued pursuant to an indenture (the "Indenture"), dated as of July 2, 2015, among the Company, the Domestic Guarantors and Wells Fargo Bank, National Association, as trustee. The Indenture contains covenants which limit, among other things, the ability of the Company and the Domestic Guarantors to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, enter into certain transactions with affiliated persons and to make certain investments. These covenants are subject to a number of exceptions and qualifications, including the suspension of certain of these covenants upon the 2022 Senior Notes receiving an investment grade credit rating. The Indenture does not require the Company to maintain any financial covenants.
The Company may redeem the 2022 Senior Notes at any time prior to July 15, 2018 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the Indenture. The Company may also redeem up to 35% of the aggregate principal amount of the 2022 Senior Notes with the net cash proceeds of certain equity offerings at any time and from time to time before July 15, 2018, at a redemption price equal to 105.250% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. The Company also has the option to redeem the 2022 Senior Notes on or after: July 15, 2018 through July 14, 2019 at 102.625% of par; July 15, 2019 through July 14, 2020 at 101.313% of par; and July 15, 2020 and thereafter at 100% of par. In addition, if the Company undergoes a change of control, as provided in the Indenture, the Company will be required to make an offer to purchase each holder’s 2022 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.
The Company has evaluated the 2022 Senior Notes for derivatives pursuant to ASC 815 and did not identify any embedded derivatives that require bifurcation. All features were deemed to be clearly and closely related to the host instrument.
Senior Notes
On August 1, 2012, the Company completed a private placement of $1.0 billion aggregate principal amount of its Senior Notes at an offering price of 100% of the aggregate principal amount of the Senior Notes. Net proceeds to the Company were $987.4 million after deducting underwriting fees and offering expenses, which were being amortized to interest expense over the term of the Senior Notes. The Senior Notes bore interest at the rate of 6.25% per year, payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2013. The Senior Notes were registered under the Securities Act of 1933 in fiscal 2013. The Senior Notes were general senior unsecured obligations of the Company and were guaranteed on a senior unsecured basis by the Domestic Guarantors. The proceeds were used to fund a portion of the Gen-Probe acquisition.
The indenture contained customarily applicable affirmative and negative covenants, including covenants restricting the ability of the Company and certain of its subsidiaries’, subject to negotiated exceptions and qualifications, to: incur additional indebtedness; pay dividends or repurchase or redeem capital stock; make certain investments; incur liens; enter into certain types of transactions with the Company’s affiliates; and sell assets or consolidate or merge with or into other companies. The Company was not required to maintain any financial covenants with respect to the Senior Notes.
Convertible Notes
On December 10, 2007, the Company issued and sold $1.725 billion, at par, of 2.00% Convertible Senior Notes due December 15, 2037 (“2007 Notes”). Net proceeds from the offering were $1.69 billion, after deducting offering expenses. On November 18, 2010, the Company entered into separate, privately-negotiated exchange agreements under which it retired $450.0 million in aggregate principal of its 2007 Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due December 15, 2037 (“2010 Notes”). On February 29, 2012, the Company entered into separate, privately-negotiated exchange agreements under which it retired $500.0 million in aggregate principal of the 2007 Notes for $500.0 million in aggregate principal of new 2.00% Convertible Senior Notes due March 1, 2042 (“2012 Notes”). On February 14, 2013, the Company entered into separate, privately-negotiated exchange agreements under which it retired $370.0 million in aggregate principal of the 2007 Notes for $370.0 million in aggregate principal of new 2.00% Convertible Senior Notes due December 15, 2043 (“2013 Notes”). This exchange transaction was accounted for as a modification and no debt extinguishment loss or gain was recorded.
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
It is the Company's current intent and policy to settle any conversion of the Convertible Notes as if the Company had elected to make either a net share settlement or all cash election, such that upon conversion, the Company intends to pay the holders in cash for the principal amount of the Convertible Notes and, if applicable shares of its common stock or cash to satisfy the premium based on a calculated daily conversion value.
The 2010 Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year ending on December 15, 2016 and will accrete principal from December 15, 2016 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing December 15, 2016, the Company will pay contingent interest during any six month interest period to the holders of 2010 Notes if the “trading price”, as defined, of the 2010 Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the 2010 Notes. The holders of the 2010 Notes may convert the 2010 Notes into shares of the Company’s common stock at a conversion price of approximately $23.03 per share, subject to adjustment, prior to the close of business on September 15, 2037, subject to prior redemption or repurchase of the 2010 Notes, under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the 2010 Notes have been called for redemption; or

(4) upon the occurrence of specified corporate events. At the option of the holder, regardless of the foregoing circumstances, holders may convert their respective 2010 Notes at any time on or after September 15, 2037 through the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate will not be adjusted for accrued interest or accreted principal in excess of the original $1,000 principal amount, as accrued interest and accreted principal will not be convertible into common stock.
During the fourth quarter of fiscal 2015, the closing price of the Company's common stock exceeded 130% of the applicable conversion price of its 2010 Notes on at least 20 of the last 30 consecutive trading days of the quarter. Therefore holders of the 2010 Notes are able to convert their notes during the first quarter of fiscal 2016. As such, the Company classified the $142.2 million carrying value of its 2010 Notes (which have a principal value of $150.0 million) as a current debt obligation. In the event the closing price conditions are met in the first quarter of fiscal 2016 or a future fiscal quarter, the 2010 Notes will be convertible at a holder's option during the immediately following fiscal quarter. As of September 26, 2015, the if-converted value of the 2010 Notes exceeded the aggregate principal amount by approximately $114.1 million. It is the Company's current intent and policy to settle any conversion of the 2010 Notes as if the Company had elected to make either a net share settlement or all cash election, such that upon conversion, the Company intends to pay the holders in cash for the principal amount of the 2010 Notes and, if applicable shares of its common stock or cash to satisfy the premium based on a calculated daily conversion value.
On various dates during the fourth quarter of fiscal 2015, the Company entered into privately negotiated repurchase transactions and extinguished $300.0 million principal of the 2010 Notes for a total payment of $543.7 million, which includes the conversion premium resulting from the Company's stock price on the date of the transaction being in excess of the conversion price of $23.03. Under ASC 470, this transaction was accounted for as an extinguishment and derecognition of the 2010 Notes and resulted in a debt loss extinguishment of $15.5 million.
The 2012 Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on March 1 and September 1 of each year, beginning September 1, 2012 and ending on March 1, 2018 and will accrete principal from March 1, 2018 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing March 1, 2018, the Company will pay contingent interest during any six month interest period to the holders of 2012 Notes if the “trading price”, as defined, of the 2012 Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the 2012 Notes. The holders of the 2012 Notes may convert the 2012 Notes into shares of the Company’s common stock at a conversion price of $31.175 per share, subject to adjustment, prior to the close of business on December 1, 2041, subject to prior redemption or repurchase of the 2012 Notes, under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the 2012 Notes have been called for redemption; or (4) upon the occurrence of specified corporate events. None of these triggering events had occurred as of September 26, 2015. At the option of the holder, regardless of the foregoing circumstances, holders may convert their respective 2012 Notes at any time on or after December 1, 2041 through the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate will not be adjusted for accrued interest or accreted principal in excess of the original $1,000 principal amount, as accrued interest and accreted principal will not be convertible into common stock. None of these triggering events has occurred as of September 26, 2015.
The 2013 Notes bear interest at a rate of 2.00% per year on the original principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, ending on December 15, 2013. The 2013 Notes accrete principal from their date of issuance at a rate of 4.00% per year until and including December 15, 2017, and 2.00% per year thereafter. Beginning with the six month interest period commencing December 15, 2017, the Company will pay contingent interest to the holders of 2013 Notes during any six month interest period if the “trading price,” as defined, of the 2013 Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the 2013 Notes. The holders of the 2013 Notes may convert the notes into shares of the Company’s common stock at a conversion price of approximately $38.59 per share, subject to adjustment, prior to the close of business on September 15, 2043, subject to prior redemption or repurchase of the 2013 Notes, under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events. At the option of the holder, regardless of the foregoing circumstances, holders may convert their respective 2013 Notes at any time on or after September 15, 2043 through the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate will not be adjusted for accrued interest or accreted principal in excess of the original $1,000 principal amount, as accrued interest and accreted principal will not be convertible into common stock. None of these triggering events had occurred as of September 26, 2015.
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
Accounting for the Convertible Notes
The Convertible Notes have been recorded pursuant to FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) (codified within ASC 470) since they can be settled in cash or partially in cash upon conversion. FSP APB 14-1 requires the liability and equity components of the convertible debt instrument to be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is subsequently recognized. The excess of the debt’s principal amount over the amount allocated to the liability component is recognized as the value of the embedded conversion feature (“equity component”) within additional-paid-in capital in stockholders’ equity and amortized to interest expense over the expected life of the liability component (typically the date of the earliest redemption) using the effective interest method. The liability component is initially recorded at its fair value, which is calculated using a discounted cash flow technique. Key inputs used to estimate the fair value of the liability component included the Company’s estimated nonconvertible debt borrowing rate as of the measurement date (i.e., the date the Convertible Notes are issued), the amount and timing of cash flows, and the expected life of the Convertible Notes. The effective interest rate is estimated by comparing other companies’ debt issuances that had features similar to the Company’s debt excluding the conversion feature and who had similar credit ratings during the same annual period as the Company. In addition, third-party transaction costs are required to be allocated to the liability and equity components based on their relative values. The original issuance of the 2007 Notes and both exchange transactions for the 2010 Notes and 2012 Notes, which each included a derecognition and re-recognition, were accounted for under this accounting guidance.
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
The Company accounted for the 2010 Notes extinguishment in fiscal 2015, discussed above, under the derecognition provisions of subtopic ASC 470-20-40, which requires the allocation of the fair value of the consideration transferred and transaction costs incurred to the extinguishment of the liability component and the reacquisition of the equity component. In connection with this transaction, the Company recorded a debt extinguishment loss of $15.5 million in the fourth quarter fiscal 2015. This debt extinguishment loss was comprised of the loss on the debt itself of $14.4 million, the write-off of the pro-rata amount of debt issuance costs of $0.7 million allocated to the notes retired, and allocated third party costs of $0.4 million. The loss on the debt itself was calculated as the difference between the fair value of the liability component of the 2010 Notes amount retired immediately before the respective exchanges and its related carrying value immediately before the repurchases. The fair value of the liability component was calculated using a discounted cash flow technique as described above, and the Company used an effective interest rate of 2.71% representing the estimated rate for non-convertible debt (with similar features as the 2010 Notes excluding the conversion feature) issued by a company with a credit rating similar to the Company. In addition, under this accounting standard, a portion of the fair value of the consideration transferred is allocated to the reacquisition of the equity component, which is the difference between the fair value of the consideration transferred and the fair value of the liability component immediately before the extinguishment. As a result, on a gross basis, $246.1 million was allocated to the reacquisition of the equity component of the original instrument, which was recorded net of deferred taxes of $29.2 million within additional paid-in-capital.
As of September 26, 2015 and September 27, 2014, the Convertible Notes and related equity components (recorded in additional paid-in-capital, net of deferred taxes) consisted of the following:

	2015	2014
2010 Notes principal amount	$150.0	$450.0
Unamortized discount	(7.8)	(41.5)
Net carrying amount	$142.2	$408.5
Equity component, net of taxes	$20.0	$60.1
2012 Notes principal amount	$500.0	$500.0
Unamortized discount	(19.7)	(27.3)
Net carrying amount	$480.3	$472.7
Equity component, net of taxes	$49.2	$49.2
2013 Notes principal amount	$370.0	$370.0
Principal accretion	40.5	24.5
Unamortized discount	(29.3)	(40.1)
Net carrying amount	$381.2	$354.4
Equity component, net of taxes	$131.5	$131.5
Interest expense under the Convertible Notes is as follows:

	Years Ended
	September 26, 2015	September 27, 2014	September 28, 2013
Amortization of debt discount	$34.9	$37.1	$52.7
Amortization of deferred financing costs	1.7	1.9	3.0
Principal accretion	15.9	15.3	9.2
Non-cash interest expense	52.5	54.3	64.9
2.00% accrued interest (cash)	18.2	22.3	34.4
	$70.7	$76.6	$99.3
If the Company fails to comply with the reporting obligations contained in the agreements for the Convertible Notes, the sole remedy of the holders of the Convertible Notes for the first 90 days following such event of default consists exclusively of the right to receive an extension fee in an amount equal to 0.25% of the accreted principal amount of the Convertible Notes. Based on its evaluation of the Convertible Notes in accordance with ASC 815, the Company determined that the Convertible Notes contain a single embedded derivative, comprising both the contingent interest feature and the filing failure penalty payment, requiring bifurcation as the features are not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of September 26, 2015 and September 27, 2014.
As of September 26, 2015, upon conversion, including the potential premium that could be payable on a fundamental change (as defined), the Company would issue a maximum of approximately 44.3 million shares of common stock to the holders of the Convertible Notes.

5. Fair Value Measurements

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

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company has equity investments in publicly-traded companies and mutual funds, both of which are valued using quoted market prices, representing Level 1 assets, and investments in interest rate cap derivative instruments, which are valued using analyses obtained from independent third party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of the Company's interest rate cap derivative instruments represent the estimated amounts the Company would receive to terminate the contracts. Refer to Note 2 for further discussion and information on both the equity investments and the interest rate cap derivative instruments.
The Company has a payment obligation to the participants under its Nonqualified Deferred Compensation Plan (“DCP”). This liability is recorded at fair value based on the underlying value of certain hypothetical investments under the DCP as designated by each participant for their benefit. Since the value of the DCP obligation is based on market prices, the liability is classified within Level 1. In addition, in fiscal 2013, the Company had a contingent consideration liability related to its acquisition of Interlace Medical, Inc. ("Interlace") that was recorded at fair value and based on Level 3 inputs.

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following:

		Fair Value Measurements at September 26, 2015
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Equity securities	$15.2	$15.2	$—	$—
Mutual funds	5.6	5.6	—	—
Interest rate cap - derivative	6.9	—	6.9	—
Total	$27.7	$20.8	$6.9	$—
Liabilities:
Deferred compensation liabilities	$29.4	$29.4	$—	$—
Total	$29.4	$29.4	$—	$—

		Fair Value Measurements at September 27, 2014
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Equity securities	$24.4	$24.4	$—	$—
Mutual funds	15.4	15.4	—	—
Total	$39.8	$39.8	$—	$—
Liabilities:
Deferred compensation liabilities	$35.8	$35.8	$—	$—
Total	$35.8	$35.8	$—	$—
There were no Level 3 assets or liabilities outstanding during fiscal 2015. Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, during the years ended September 27, 2014, and September 28, 2013 were as follows:

	2014	2013
Balance at beginning of period	$3.8	$86.4
Contingent consideration recorded at acquisition	—	0.5
Fair value adjustments	—	11.3
Payments / Accruals	(3.8)	(94.4)
Balance at end of period	$—	$3.8
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of cost-method equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill. During fiscal 2013, the Company recorded goodwill impairment charges of $1.1 billion related to its Molecular Diagnostics reporting unit. This adjustment falls within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The fair value measurement was determined using a DCF analysis, and the amount and timing of future cash flows within the analysis were based on the Company’s most recent operational budgets, long-range strategic plans and other estimates at the time such remeasurements were made.
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
In the first quarter of fiscal 2014, the Company recorded a $3.1 million impairment charge to record certain of its buildings at fair value related to the shutdown of its Hitec Imaging organic photoconductor manufacturing line. This adjustment falls within Level 3 of the fair value hierarchy.
The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $4.2 million and $5.2 million at September 26, 2015 and September 27, 2014, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost, less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical. During fiscal 2014 and 2013, the Company recorded other-than-temporary impairment charges of $6.9 million and $6.4 million, respectively, related to its cost-method equity investments to adjust their carrying amounts to fair value.
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
					$(1,128.8)
The above fair value amounts represent only those individual assets remeasured and not the consolidated balances. Refer to Note 4 for disclosure of the nonrecurring fair value measurement related to the debt extinguishment losses recorded in fiscal 2015, 2014 and 2013.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments mainly consist of cash, accounts receivable, marketable securities, cost-method equity investments, insurance contracts, interest rate cap agreements, DCP liability, accounts payable and debt obligations. The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company’s marketable securities and interest rate cap agreements are recorded at fair value. The carrying amount of the insurance contracts are recorded at the cash surrender value, as required by U.S. GAAP, which approximates fair value, and the related DCP liability is recorded at fair value. The Company believes the carrying amounts of its cost-method equity investments approximate fair value.
Amounts outstanding under the Company’s Credit Agreement of $1.66 billion aggregate principal are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s Senior Notes had a fair value of approximately $1.03 billion as of both September 26, 2015 and September 27, 2014 based on their trading price, representing a Level 1 measurement. The fair value of the

Company’s Convertible Notes is based on the trading prices of the respective notes and represents a Level 1 measurement. Refer to Note 4 for the carrying amounts of the various components of the Company’s debt.
The estimated fair values of the Company’s Convertible Notes at September 26, 2015 and September 27, 2014 are as follows:

	2015	2014
2010 Notes	264.1	536.6
2012 Notes	688.2	531.7
2013 Notes	471.8	401.1
	$1,424.1	$1,469.4

6. Sale of Makena
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
7. Income Taxes
The Company’s income (loss) before income taxes consisted of the following:

	Years ended
	September 26, 2015	September 27, 2014	September 28, 2013
Domestic	$158.3	$95.1	$(1,184.6)
Foreign	18.9	(47.0)	(8.3)
	$177.2	$48.1	$(1,192.9)

The provision (benefit) for income taxes contained the following components:

	Years ended
	September 26, 2015	September 27, 2014	September 28, 2013
Federal:
Current	$185.2	$242.2	$154.9
Deferred	(137.0)	(212.5)	(182.7)
	48.2	29.7	(27.8)
State:
Current	3.5	22.1	15.3
Deferred	(11.0)	(24.7)	(16.7)
	(7.5)	(2.6)	(1.4)
Foreign:
Current	5.7	9.6	7.7
Deferred	(0.8)	(5.9)	1.4
	4.9	3.7	9.1
	$45.6	$30.8	$(20.1)
The income tax provision (benefit) differed from the tax provision computed at the U.S. federal statutory rate due to the following:

	Years ended
	September 26, 2015	September 27, 2014	September 28, 2013
Income tax provision (benefit) at federal statutory rate	35.0%	35.0%	(35.0)%
Increase (decrease) in tax resulting from:
Goodwill impairment	—	—	32.8
Domestic production activities deduction	(10.1)	(30.6)	(1.2)
State income taxes, net of federal benefit	1.2	4.3	(0.2)
Tax credits	(3.8)	(5.2)	(1.2)
Unrecognized tax benefits	(1.8)	2.5	0.3
Contingent consideration	—	—	2.6
Cumulative translation adjustment write-off	1.9	—	—
Non-deductible compensation	1.9	5.5	0.2
Foreign rate differential	(1.6)	10.7	0.1
Change in valuation allowance	1.0	35.4	(0.8)
Other	2.1	6.3	0.7
	25.8%	63.9%	(1.7)%
The Company's effective tax rate in fiscal 2015 was lower than the statutory rate primarily due to the domestic production activities deduction benefit. The Company’s effective tax rate in fiscal 2014 was higher than the statutory rate primarily due to unbenefited foreign losses partially offset by the domestic production activities deduction benefit.
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

The Company’s significant deferred tax assets and liabilities were as follows:

	September 26, 2015	September 27, 2014
Deferred tax assets
Net operating loss carryforwards	$45.4	$54.2
Capital losses	25.7	22.3
Non-deductible accruals	16.3	16.8
Non-deductible reserves	26.8	27.1
Stock-based compensation	24.3	25.0
Research and other credits	14.5	12.3
Nonqualified deferred compensation plan	11.3	13.7
Other temporary differences	10.2	11.6
	174.5	183.0
Less: valuation allowance	(60.9)	(62.8)
	$113.6	$120.2
Deferred tax liabilities
Depreciation and amortization	$(1,171.5)	$(1,314.6)
Debt discounts and deferrals	(100.1)	(120.9)
Debt issuance costs	(1.4)	(6.8)
Investment in subsidiary	—	(13.9)
	$(1,273.0)	$(1,456.2)
	$(1,159.4)	$(1,336.0)
Under ASC 740, the Company can only recognize a deferred tax asset for the future benefit to the extent that it is “more likely than not” that these assets will be realized. After considering all available positive and negative evidence, the Company established a valuation allowance against specifically identified deferred tax assets because it is more-likely-than-not that these will not be realized. In determining these assets realizability, the Company considered numerous factors including historical profitability, the character and estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which it operates. The valuation allowance decreased $1.9 million in fiscal 2015 from fiscal 2014 primarily due to foreign exchange rate fluctuations offset by unrealized capital losses from investment write-downs.
At September 26, 2015, the Company had $17.3 million, $91.5 million and $56.6 million in gross federal, state, and foreign net operating losses, respectively, and $4.7 million, $13.0 million and $1.5 million in federal, state, and foreign credit carryforwards, respectively. These losses and credits expire between 2016 and 2035, except for $54.9 million in losses and $9.0 million in credits that have unlimited carryforward periods. The federal, state, and foreign net operating losses exclude $4.5 million, $180.5 million and $49.0 million, respectively, in net operating losses, that the Company expects will expire unutilized.
The Company had $154.7 million in gross unrecognized tax benefits, excluding interest, at September 26, 2015 and $137.0 million at September 27, 2014. At September 26, 2015, $74.9 million represents the unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate. In the next twelve months it is reasonably possible that the Company will reduce its gross unrecognized tax benefits by $2.0 to $4.0 million due to statutes of limitations expiring and potential favorable settlements with taxing authorities.

The Company’s unrecognized income tax benefits activity for fiscal 2015 and 2014 was as follows:

	2015	2014
Balance at beginning of fiscal year	$137.0	$121.8
Tax positions related to current year:
Additions	11.0	10.8
Reductions	—	—
Tax positions related to prior years:
Additions related to change in estimate	21.1	10.9
Reductions	(10.3)	(2.7)
Payments	(0.8)	—
Lapses in statutes of limitations and settlements	(3.7)	(3.8)
Acquired tax positions:
Additions related to reserves acquired from acquisitions	0.4	—
Balance as of the end of the fiscal year	$154.7	$137.0
The Company’s policy is to include accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, in income tax expense. As of September 26, 2015 and September 27, 2014, gross accrued interest was $9.9 million and $8.3 million, respectively. At September 26, 2015, no significant penalties have been accrued.
The Company and its subsidiaries are subject to various federal, state, and foreign income taxes. The Company’s U.S. Federal income tax returns are no longer subject to examination prior to fiscal 2011. State income tax returns are generally no longer subject to examination prior to fiscal year 2011. The Internal Revenue Service commenced its fiscal 2011 federal income tax return examination in July 2013. The Company is also undergoing tax examinations in China and Germany for calendar 2004 through 2013, and fiscal 2008 through 2010, respectively. Massachusetts is scheduled to begin a state tax examination for fiscal 2012 through 2013 in fiscal 2016.
The Company intends to reinvest, indefinitely, approximately $60.9 million in unremitted foreign earnings. It is not practicable to estimate the additional taxes that may be payable upon repatriation.

8. Stockholders' Equity and Stock-Based Compensation
Stock Repurchase Program
On November 11, 2013, the Company announced that its Board of Directors authorized the repurchase of up to $250 million of the Company’s outstanding common stock over a three-year period. Under the stock repurchase program, the Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. As of September 26, 2015, the Company had not repurchased any shares under this program.
Stock-Based Compensation
Equity Compensation Plans
The Company has one share-based compensation plan pursuant to which awards are currently being made—the 2008 amended and restated Equity Incentive Plan (“2008 Equity Plan”). The Company has two share-based compensation plans pursuant to which outstanding awards have been made, but from which no further awards can or will be made—i) the 1995 Combination Stock Option Plan and ii) the 1999 Equity Incentive Plan.
The purpose of the 2008 Equity Plan is to provide stock options, restricted stock units and other equity interests in the Company to employees, officers, directors, consultants and advisors of the Company and any other person who is determined by the Board of Directors to have made (or is expected to make) contributions to the Company. The 2008 Equity Plan is administered by the Board of Directors of the Company, and a total of 31.5 million shares were reserved for issuance under this plan. As of September 26, 2015, the Company had 9.5 million shares available for future grant under the 2008 Equity Plan.

The following presents stock-based compensation expense in the Company’s Consolidated Statements of Operations in fiscal 2015, 2014 and 2013:

	2015	2014	2013
Cost of revenues	$8.7	$7.3	$7.0
Research and development	8.6	8.4	7.2
Selling and marketing	8.8	8.2	8.9
General and administrative	29.1	19.5	20.2
Restructuring and divestiture	4.1	6.6	9.0
	$59.3	$50.0	$52.3
Grant-Date Fair Value
The Company uses a binomial model to determine the fair value of its stock options. The Company considers a number of factors to determine the fair value of options including the assistance of an outside valuation adviser. Information pertaining to stock options granted during fiscal 2015, 2014 and 2013 and related assumptions are noted in the following table:

	Years ended
	September 26, 2015	September 27, 2014	September 28, 2013
Options granted (in millions)	1.3	2.4	2.6
Weighted-average exercise price	$27.68	$22.01	$20.29
Weighted-average grant date fair value	$9.95	$7.67	$7.03
Assumptions:
Risk-free interest rates	1.7%	1.2%	0.5%
Expected life (in years)	5.3	4.4	4.4
Expected volatility	38.6%	41.4%	43.7%
Dividend yield	—	—	—
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
In connection with appointing Stephen P. MacMillan as its new President and Chief Executive Officer in December 2013, the Company granted approximately 0.1 million market stock units ("MSUs"). The MSUs vest in three separate tranches in an amount of 1/3rd of the total amount of the award based on the Company’s stock price meeting certain defined average stock prices for 30 consecutive trading days. These MSUs were valued at an average of $18.65 per share using the Monte Carlo simulation model and each tranche has its own derived service period. The Company recognized compensation expense under the accelerated method as prescribed by ASC 718, and all tranches have vested due to the defined average stock prices being met for the required period. In addition, per the terms of his employment agreement, the Company granted 0.2 million restricted stock units ("RSUs") to match Mr. MacMillan’s purchase of 0.2 million shares of the Company’s common stock on the open market in the second quarter of fiscal 2014. The RSUs cliff vest three years from the date of grant, and the Company is accounting for this grant as a liability award pursuant to ASC 718 because this RSU award contains an additional vesting condition (the requirement that Mr. MacMillan retain the matching shares during the vesting period) that is not service, performance or market based. As such, this award is marked-to-market at each reporting period, and at September 26, 2015, $4.6 million has been recorded as a liability for this award.
Stock-Based Compensation Expense Attribution
The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options and RSUs. The vesting term of stock options is generally five years with annual vesting of 20% per year on the anniversary of the grant date, and RSUs generally vest over four years with annual vesting at 25% per year on the anniversary of the grant date. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 7.0% as of September 26, 2015 depending on the specific employee group. This analysis is re-evaluated annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.
Stock-based compensation expense related to stock options was $12.2 million, $16.3 million, and $23.7 million in fiscal 2015, 2014 and 2013, respectively. Stock compensation expense related to stock units, including RSUs, performance stock units ("PSUs") and MSUs, was $43.7 million, $30.6 million, and $26.0 million in fiscal 2015, 2014 and 2013, respectively. The related tax benefit recorded in the Consolidated Statements of Operations was $17.7 million, $15.3 million and $17.2 million in fiscal 2015, 2014 and 2013, respectively. Included within stock-based compensation expense in fiscal 2015, 2014 and 2013 is $4.1 million, $6.6 million and $7.9 million, respectively, related to modification accounting, the acceleration of vesting of certain retention RSUs provided under their original terms upon termination, and the acceleration of vesting for certain options assumed in the Gen-Probe acquisition related to employees who were terminated in connection with the Company’s restructuring action to consolidate its Diagnostics operations. The original terms of the stock options assumed in the Gen-Probe acquisition provided for acceleration upon a change-in-control and termination within 18 months of the change-in-control. At September 26, 2015, there was $22.8 million and $73.6 million of unrecognized compensation expense related to stock options and RSUs, respectively, to be recognized over a weighted average period of 3.4 years and 2.5 years, respectively.
Share Based Payment Activity
The following table summarizes all stock option activity under the Company’s stock option plans for the year ended September 26, 2015:

	Number of Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at September 27, 2014	9.8	$20.59	4.1	$46.4
Granted	1.3	27.68
Canceled/ forfeited	(1.4)	23.36
Exercised	(3.0)	18.89		$42.0
Options outstanding at September 26, 2015	6.7	$22.21	4.9	$119.1
Options exercisable at September 26, 2015	3.0	$21.05	3.2	$56.6
Options vested and expected to vest at September 26, 2015 (1)	6.6	$22.18	4.8	$118.1

(1)
This represents the number of vested stock options as of September 26, 2015 plus the unvested outstanding options at September 26, 2015 expected to vest in the future, adjusted for estimated forfeitures.

During fiscal 2014 and 2013, the total intrinsic value of options exercised (i.e., the difference between the market price on the date of exercise and the price paid by the employee to exercise the options) was $34.7 million and $37.6 million, respectively.
A summary of the Company’s RSU activity during the year ended September 26, 2015 is presented below:

Non-vested Shares	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested at September 27, 2014	4.1	$20.67
Granted	1.6	27.19
Vested	(1.3)	20.40
Forfeited	(0.7)	21.37
Non-vested at September 26, 2015	3.7	$24.54
The number of RSUs vested includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. The Company pays the minimum statutory tax withholding requirement on behalf of its employees. During fiscal 2015, 2014 and 2013 the total fair value of RSUs vested was $27.2 million, $22.6 million and $27.3 million, respectively.

The Company also granted approximately 0.3 million and 0.5 million PSUs during fiscal 2015 and 2014, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $26.58 and $21.69, respectively. Each recipient of the PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company is recognizing compensation expense ratably over the required service period based on its estimate that it is probable that the measurement criteria will be achieved and the targeted number of shares will vest. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.
Employee Stock Purchase Plan
In March 2012, the Company’s stockholders approved the Hologic, Inc. 2012 Employee Stock Purchase Plan (“2012 ESPP”), which provides for the granting of up to 2.5 million shares of the Company’s common stock to eligible employees. The 2012 ESPP plan period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lower of (i) the market value per share of the common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. The first plan period began on July 1, 2012. Stock-based compensation expense in fiscal 2015, 2014 and 2013 was $3.4 million, $3.1 million and $2.7 million, respectively.
The Company uses the Black-Scholes model to estimate the fair value of shares to be issued as of the grant date using the following weighted average assumptions:

	September 26, 2015	September 27, 2014	September 28, 2013
Assumptions:
Risk-free interest rates	0.10%	0.08%	0.11%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	27.4%	30.0%	32.0%
Dividend yield	—	—	—

9. Profit Sharing 401(k) Plan
The Company has a qualified profit sharing plan covering substantially all of its employees. The Company made contributions of $14.4 million, $13.3 million and $13.4 million for fiscal 2015, 2014 and 2013, respectively.

10. Deferred Compensation Plans
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
Annually, the Compensation Committee of the Board of Directors has approved a discretionary cash contribution to the DCP for each year. Discretionary contributions by the Company to the DCP are held in a Rabbi Trust. The Company is recording compensation expense for the DCP discretionary contributions ratably over the three-year vesting period of each annual contribution, which totaled $1.8 million, $3.7 million and $2.7 million in fiscal 2015, 2014 and 2013, respectively. The full amount of the discretionary contribution, net of forfeitures, along with employee deferrals is recorded within accrued expenses and totaled $29.4 million and $35.8 million at September 26, 2015 and September 27, 2014, respectively.
The Company has purchased Company-owned group life insurance contracts, in which both voluntary and discretionary Company DCP contributions are invested, to partially fund payment of the Company’s obligation to the DCP participants. The total amount invested at September 26, 2015 and September 27, 2014 was $27.5 million and $22.4 million, respectively. The values of these life insurance contracts are recorded in other long-term assets. Changes in the cash surrender value of life insurance contracts, which were not significant in fiscal 2015, 2014 and 2013, are recorded within other income (expense), net.

In addition, the Company had an additional $5.6 million and $15.4 million of investments in mutual funds to fund the DCP at September 26, 2015 and September 27, 2014, respectively. The mutual funds are classified as trading and the gains and losses in these investments are recorded in other income (expense), net.
Deferred Equity Plan

Effective September 17, 2015, the Company adopted the Hologic, Inc. Deferred Equity Plan (the “DEP”). The DEP is designed to allow executives and non-employee Directors to accumulate Company stock in a tax-efficient manner to meet their long-term equity accumulation goals and shareholder ownership guidelines. Under the DEP, eligible participants may elect to defer the settlement of RSUs and PSUs granted under the 2008 Equity Plan until separation from service or separation from service plus a fixed number of years. Participants may defer settlement by vesting tranche. Although the equity will vest on schedule, if deferral of settlement is elected, no shares will be issued until the settlement date. The settlement date will be the earlier of death, disability, change in control of the Company or separation from service plus the number of years of deferral elected by the participant.

11. Commitments and Contingencies
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
In connection with the Company’s acquisition of TCT International Co. Ltd. in June 2011, the Company had an obligation to certain of the former TCT shareholders, based on future employment, to make contingent payments over a two year period provided certain revenue milestones were met. These earnouts were recorded as compensation expense ratably over the required service periods. The second and final earn-out period was completed in the third quarter of fiscal 2013, and the Company paid $87.4 million of this earn-out in the fourth quarter of fiscal 2013. The remaining $31.1 million of this earn-out was paid in the first quarter of fiscal 2014.
The Company also had an obligation to the former shareholders of Beijing Healthcome Technology Company, Ltd. for contingent payments that were accounted for as compensation expense. The remaining $0.7 million was paid out in the second quarter of fiscal 2015.

There was no contingent consideration expense recorded in fiscal 2015 or fiscal 2014. A summary of amounts recorded to the Consolidated Statements of Operations is as follows:

Statement of Operations Line Item – Fiscal 2013	Interlace	TCT	Total
Contingent consideration—compensation expense	$—	$80.0	$80.0
Contingent consideration—fair value adjustments	11.3	—	11.3
	$11.3	$80.0	$91.3
Finance Lease Obligations
The Company has two non-cancelable lease agreements for buildings that are primarily used for manufacturing. The Company was responsible for a significant portion of the construction costs, and in accordance with ASC 840, Leases, Subsection 40-15-5, the Company was deemed to be the owner of the respective buildings during the construction period. The Company recorded the fair market value of the buildings and land aggregating $28.3 million within property and equipment on its Consolidated Balance Sheets. At September 26, 2015, the Company has recorded $3.1 million in accrued expenses and $33.8 million in other long-term liabilities related to these obligations. The term of the leases is for a period of approximately 10 and 12 years, respectively, with the option to extend for two consecutive 5-year terms. At the completion of the construction period, the Company reviewed the lease for potential sale-leaseback treatment in accordance with ASC 840, Subsection 40, Sale-Leaseback Transactions. Based on its analysis, the Company determined that the lease did not qualify for sale-leaseback treatment. Therefore, the building, leasehold improvements and associated liabilities remain on the Company’s financial statements throughout the lease term, and the building and leasehold improvements are being depreciated on a straight line basis over their estimated useful lives of 35 years.
Future minimum lease payments, including principal and interest, under these leases were as follows at September 26, 2015:

Fiscal 2016	$3.1
Fiscal 2017	3.1
Fiscal 2018	2.9
Fiscal 2019	0.3
Total minimum payments	9.4
Less-amount representing interest	(1.4)
Total	$8.0
Non-cancelable Purchase and Royalty Commitments
The Company has certain non-cancelable purchase obligations primarily related to inventory purchases and diagnostics instruments, primarily the Tigris and Panther systems, and to a lesser extent other operating expense commitments. These obligations are not recorded in the Consolidated Balance Sheets. For reasons of quality assurance, sole source availability or cost effectiveness, certain key components and raw materials and instruments are available only from a sole supplier and the Company has certain long-term supply contracts to assure continuity of supply. At September 26, 2015, purchase commitments are as follows:

Fiscal 2016	$34.6
Fiscal 2017	4.0
Fiscal 2018	3.0
Fiscal 2019	0.8
Total	$42.4
In connection with its R&D efforts, the Company has various license agreements with unrelated parties that provide the Company with rights to develop and market products using certain technology and patent rights. Terms of the various license agreements require the Company to pay royalties ranging from less than 1% up to 35% of future sales on products using the specified technology. Such agreements generally provide for a term that commences upon execution and continues until expiration of the last patent covering the licensed technology. Under certain of these agreements, the Company is required to pay minimum annual royalty payments regardless of the level of sales. In addition, the Company has commitments for minimum payments under certain collaboration agreements. At September 26, 2015, minimum commitments for these agreements are as follows:

Fiscal 2016	$1.3
Fiscal 2017	0.7
Fiscal 2018	0.6
Fiscal 2019	0.6
Fiscal 2020	0.6
Thereafter	3.3
Total	$7.1
Concentration of Suppliers
The Company purchases certain components of its products from a single or small number of suppliers. A change in or loss of these suppliers could cause a delay in filling customer orders and a possible loss of sales, which could adversely affect results of operations; however, management believes that suitable replacement suppliers could be obtained in such an event.
Operating Leases
The Company conducts its operations in leased facilities under operating lease agreements that expire through fiscal 2035. Substantially all of the Company’s lease agreements require the Company to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. The Company makes customary representations and warranties and agrees to certain financial covenants and indemnities. In the event the Company defaults on a lease, typically the landlord may terminate the lease, accelerate payments and collect liquidated damages. As of September 26, 2015, the Company was not in default of any covenants contained in its lease agreements. Certain of the Company’s lease agreements provide for renewal options. Such renewal options are at rates similar to the current rates under the agreements.
Future minimum lease payments under all of the Company’s operating leases at September 26, 2015 are as follows:

Fiscal 2016	$16.3
Fiscal 2017	14.5
Fiscal 2018	12.5
Fiscal 2019	7.9
Fiscal 2020	6.0
Thereafter	21.8
Total	$79.0
Rent expense, net of sublease income from these locations, was $19.2 million, $21.1 million, and $19.9 million for fiscal 2015, 2014 and 2013, respectively.
The Company subleases a portion of a building it owns and some of its facilities and has received aggregate rental income of $2.0 million, $1.8 million and $1.9 million in fiscal 2015, 2014 and 2013, respectively, which has been recorded as an offset to rent expense. The future minimum annual rental income payments under these sublease agreements at September 26, 2015 are as follows:

Fiscal 2016	$2.0
Fiscal 2017	2.0
Fiscal 2018	1.9
Fiscal 2019	1.9
Fiscal 2020	1.3
Thereafter	1.2
Total	$10.3

12. Litigation and Related Matters
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

In January 2012 , Enzo filed suit against Gen-Probe in the United States District Court for the District of Delaware. The Gen-Probe complaint alleged that certain of Gen-Probe’s diagnostics products, including products that incorporate Gen-Probe’s patented hybridization protection assay technology, such as the Aptima Combo 2 and Aptima HPV assays, infringe Enzo’s U.S. patent 6,992,180. On March 6, 2012, Enzo Life Sciences, Inc. (“Enzo”) filed suit against the Company in the United States District Court for the District of Delaware. The complaint alleged that certain of the Company’s molecular diagnostics products, including without limitation products based on its proprietary Invader chemistry, such as Cervista HPV HR and Cervista HPV 16/18, infringe Enzo’s U.S. patent 6,992,180. The complaint seeks permanent injunctive relief and unspecified damages. On September 30, 2013, Enzo amended its list of accused products to include Prodesse, MilliPROBE, PACE and Procleix assays. The complaint seeks permanent injunctive relief and unspecified damages. Enzo has asserted the ‘180 patent claims against six other companies. The court issued a Markman order on July 7, 2015 construing the claims, and it is expected that summary judgment motions will be heard in the fall of 2016. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

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

13. Grifols Collaboration Agreement
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
The Company recognizes product revenue, and collaborative research and license revenue, which is included within services and other revenues, under this collaboration agreement. The Company recognized $253.1 million, $223.3 million and $197.9 million under this collaboration agreement in fiscal 2015, 2014, and 2013 respectively.

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

Identifiable assets for the four principal reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues. Segment information for fiscal 2015, 2014, and 2013 was as follows:

	Years ended
	September 26, 2015	September 27, 2014	September 28, 2013
Total revenues:
Diagnostics	$1,211.8	$1,186.8	$1,189.8
Breast Health	1,063.4	944.7	905.1
GYN Surgical	335.8	307.9	307.1
Skeletal Health	94.0	91.3	90.3
	$2,705.0	$2,530.7	$2,492.3
Operating income (loss):
Diagnostics	$109.5	$48.7	$(1,149.1)
Breast Health	296.3	187.6	216.1
GYN Surgical	38.6	30.3	19.7
Skeletal Health	10.7	13.1	7.1
	$455.1	$279.7	$(906.2)
Depreciation and amortization:
Diagnostics	$358.7	$376.0	$369.8
Breast Health	28.6	41.7	40.1
GYN Surgical	102.7	104.6	105.2
Skeletal Health	1.4	0.9	0.9
	$491.4	$523.2	$516.0
Capital expenditures:
Diagnostics	$55.6	$52.2	$51.6
Breast Health	12.8	10.0	16.4
GYN Surgical	9.5	8.0	9.1
Skeletal Health	0.4	0.4	0.6
Corporate	11.1	9.6	12.4
	$89.4	$80.2	$90.1

	September 26, 2015	September 27, 2014	September 28, 2013
Identifiable assets:
Diagnostics	$4,055.8	$4,383.5	$4,667.9
Breast Health	815.4	859.8	932.2
GYN Surgical	1,658.1	1,748.2	1,849.5
Skeletal Health	25.3	26.1	33.5
Corporate	1,115.5	1,397.1	1,517.7
	$7,670.1	$8,414.7	$9,000.8
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

Revenues by geography as a percentage of total revenues were as follows:

	Years ended
	September 26, 2015	September 27, 2014	September 28, 2013
United States	76.0%	75.1%	74.9%
Europe	11.8%	13.3%	13.2%
Asia-Pacific	8.5%	7.7%	8.1%
All others	3.7%	3.9%	3.8%
	100.0%	100.0%	100.0%

The Company’s property, plant and equipment, net are geographically located as follows:

	September 26, 2015	September 27, 2014	September 28, 2013
United States	$369.1	$366.8	$386.0
Costa Rica	27.7	27.9	29.3
Europe	50.8	56.0	61.5
All other countries	9.5	11.2	14.7
	$457.1	$461.9	$491.5

15. Accrued Expenses and Other Long-Term Liabilities
Accrued expenses and other long-term liabilities consisted of the following:

	September 26, 2015	September 27, 2014
Accrued Expenses
Compensation and employee benefits	$173.2	$157.6
Interest	14.6	18.0
Income and other taxes	13.3	9.8
Other	71.0	76.7
	$272.1	$262.1

	September 26, 2015	September 27, 2014
Other Long-Term Liabilities
Reserve for income tax uncertainties	$145.1	$131.4
Accrued lease obligation—long-term	34.0	34.1
Pension liabilities	10.1	10.8
Other	11.7	7.1
	$200.9	$183.4

16. Pension and Other Employee Benefits
The Company has certain defined benefit pension plans covering the employees of its Hitec Imaging German subsidiary(the “Pension Benefits”). As of September 26, 2015 and September 27, 2014, the Company’s pension liability was $10.0 million and $10.3 million, respectively, which is primarily recorded as a component of long-term liabilities in the Consolidated Balance Sheets. Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Pension benefits are safeguarded by the Pension Guaranty Fund, a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency. The pension plans were closed on December 31, 1997 and only eligible employees at that date could participate in the plans prior to closing to new participants.
The tables below provide a reconciliation of benefit obligations, plan assets, funded status, and related actuarial assumptions of the Company’s German Pension Benefits.

Change in Benefit Obligation	Years ended
	September 26, 2015	September 27, 2014	September 28, 2013
Benefit obligation at beginning of year	$(10.3)	$(10.1)	$(9.7)
Service cost	—	—	—
Interest cost	(0.3)	(0.3)	(0.4)
Plan participants’ contributions	—	—	—
Actuarial (loss) gain	(0.9)	(0.8)	0.2
Foreign exchange gain (loss)	1.2	0.6	(0.5)
Benefits paid	0.3	0.3	0.3
Benefit obligation at end of year	(10.0)	(10.3)	(10.1)
Plan assets	—	—	—
Benefit obligation at end of year	$(10.0)	$(10.3)	$(10.1)
The tables below outline the components of the net periodic benefit cost and related actuarial assumptions of the Company’s German Pension Benefits.

Components of Net Periodic Benefit Cost	Years ended
	September 26, 2015	September 27, 2014	September 28, 2013
Service cost	$—	$—	$—
Interest cost	0.3	0.3	0.4
Expected return on plan assets	—	—	—
Amortization of prior service cost	—	—	—
Recognized net actuarial gain	—	—	—
Net periodic benefit cost	$0.3	$0.3	$0.4

Weighted-Average Net Periodic Benefit Cost Assumptions	2015	2014	2013
Discount rate	2.05%	2.95%	3.60%
Expected return on plan assets	—%	—%	—%
Rate of compensation increase	—%	—%	—%
The projected benefit obligation for the German Pension Benefits with projected benefit obligations in excess of plan assets was $10.0 million and $10.3 million at September 26, 2015 and September 27, 2014, respectively, and the accumulated benefit obligation for the German Pension Benefits was $10.0 million and $10.3 million at September 26, 2015 and September 27, 2014, respectively.
The Company is also obligated to pay long-term service award benefits under the German Pension Benefits. The projected benefit obligation for long-term service awards was $0.1 million and $0.2 million at September 26, 2015 and September 27, 2014, respectively.

The table below reflects the total Pension Benefits expected to be paid for the German Pension Benefits each fiscal year as of September 26, 2015:

2016	$0.3
2017	$0.3
2018	$0.4
2019	$0.4
2020	$0.4
2021 to 2025	$2.0
The Company also maintains additional contractual pension benefits for its top German executive officers in the form of a defined contribution plan. These contributions were insignificant in fiscal 2015, 2014 and 2013. Additionally, the Company has Swiss pension plans, which were insignificant in fiscal 2015, 2014, and 2013.

17. Quarterly Statement of Operations Information (Unaudited)
The following table presents a summary of quarterly results of operations for fiscal 2015 and 2014:

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$652.8	$655.5	$693.9	$702.8
Gross profit	338.6	336.0	378.7	379.4
Net income (1)	29.2	47.8	29.4	25.2
Diluted net income per common share	$0.10	$0.17	$0.10	$0.09

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$612.4	$625.0	$632.6	$660.6
Gross profit	305.6	282.1	312.8	345.0
Net income (loss) (2)	(5.4)	(16.8)	11.3	28.2
Diluted net income (loss) per common share	$(0.02)	$(0.06)	$0.04	$0.10

(1)
Net income in the first quarter of fiscal 2015 included restructuring charges of $8.0 million and a debt extinguishment loss of $6.7 million. Net income in the third quarter of fiscal 2015 included restructuring and divestiture charges of $11.9 million and a debt extinguishment loss of $18.2 million. Net income in the fourth quarter of fiscal 2015 included restructuring charges of $6.5 million, a debt extinguishment loss of $37.8 million, and an other-than-temporary impairment charge of $7.8 million related to a marketable security.

(2)
Net loss in the first quarter of fiscal 2014 included restructuring charges of $18.4 million and a debt extinguishment loss of $2.9 million. Net loss in the second quarter of fiscal 2014 included an impairment charge related to the MRI breast coils product line of $28.6 million, restructuring charges of $11.6 million and a debt extinguishment loss of $4.4 million. Net income in the third quarter of fiscal 2014 included restructuring charges of $6.7 million. Net income in the fourth quarter of fiscal 2014 included restructuring and divestiture charges of $15.1 million and a $5.1 million IPR&D charge.

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

2.1	Agreement and Plan of Merger, dated April 29, 2012, by and among Hologic, Gold Acquisition Corp. and Gen-Probe Incorporated.	8-K	05/01/2012

3.1	Certificate of Incorporation of Hologic.	S-1	01/24/1990

3.2	Certificate of Amendment to Certificate of Incorporation of Hologic.	10-Q	03/30/1996

3.3	Certificate of Amendment to Certificate of Incorporation of Hologic.	10-K	09/24/2005

3.4	Certificate of Amendment to Certificate of Incorporation of Hologic.	8-K	10/22/2007

3.5	Certificate of Amendment to Certificate of Incorporation of Hologic.	8-K	03/11/2008

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock of Hologic.	8-K	11/21/2013

3.7	Certificate of Elimination of Series A Junior Participating Preferred Stock of Hologic.	8-K	06/25/2014

3.8	Fourth Amended and Restated By-laws, as amended of Hologic.	10-Q	12/28/2013

4.1	Specimen Certificate for Shares of Hologic’s Common Stock.	8-A	01/31/1990

4.2	Description of Capital Stock (Contained in Hologic’s Certificate of Incorporation, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 hereto).

4.3	Indenture, dated December 10, 2007, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	12/10/2007

4.4	Second Supplemental Indenture, dated November 23, 2010, by and between Wilmington Trust Company, as Trustee, and Hologic.	10-K	09/25/2010

4.5	Form of 2.00% Convertible Exchange Senior Note due 2037 (included in Exhibit 4.4).	10-K	09/25/2010

4.6	Third Supplemental Indenture, dated March 5, 2012, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	03/08/2012

4.7	Form of 2.00% Convertible Senior Note due 2042 (included in Exhibit 4.6).	8-K	03/08/2012

4.8	Fourth Supplemental Indenture, dated February 21, 2013, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	02/21/2013

4.9	Form of 2.00% Convertible Senior Note due 2043 (included in Exhibit 4.8).	8-K	02/21/2013

4.10	Indenture, dated July 2, 2015, by and among Hologic, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	07/02/2015

4.11	Form of 5.250% Senior Note due 2022 (included in Exhibit 4.10).	8-K	07/02/2015

10.1*	Second Amended and Restated 1999 Equity Incentive Plan.	10-Q	03/25/2006

10.2*	Amendment No. 1 to Second Amended and Restated 1999 Equity Incentive Plan.	S-8	10/23/2007

10.3*	Amendment No. 2 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	10/22/2007

10.4*	Amendment No. 3 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	12/12/2008

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.5*	The 2003 Incentive Award Plan of Gen-Probe Incorporated as amended and restated.	S-8	08/02/2012

10.6*	Hologic Amended and Restated 2008 Equity Incentive Plan.	8-K	03/11/2013

10.7*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.8*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2015).	8-K	11/05/2014

10.9*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016).	8-K	10/14/2015

10.10*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.11*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016).	8-K	10/14/2015

10.12*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.13*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2015).	8-K	11/05/2014

10.14*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016).	8-K	11/06/2015

10.15*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (annual grant, adopted fiscal 2014).	10-K	09/28/2013

10.16*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (annual grant, adopted fiscal 2015).	10-K	09/27/2014

10.17*	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (annual grant).	10-K	09/28/2013

10.18*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (initial grant, adopted fiscal 2014).	10-K	09/28/2013

10.19*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (initial grant, adopted fiscal 2015).	10-K	09/27/2014

10.20*	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (initial grant).	10-K	09/28/2013

10.21*	Hologic 2012 Employee Stock Purchase Plan.	8-K	03/08/2012

10.22*	Hologic 2015 Short-Term Incentive Plan.	8-K	11/10/2014

10.23*	Hologic Short-Term Incentive Plan.	8-K	11/06/2015

10.24*	Hologic Amended and Restated Deferred Compensation Program.	8-K	09/21/2015

10.25*	Hologic Deferred Equity Plan.	8-K	09/21/2015

10.26*	Rabbi Trust Agreement.	10-K	09/28/2013

10.27*	Form of Indemnification Agreement (as executed with each director of Hologic).	8-K	03/06/2009

10.28*	Form of Senior Vice President Change of Control Agreement. (1)	10-Q	12/29/2012

10.29*	Form of Senior Executive Officer Change of Control Agreement. (1)	8-K	11/17/2009

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.30*	Form of Senior Vice President Severance Agreement. (1)	10-K	09/28/2013

10.31*	Separation Agreement and General Release of All Claims dated December 11, 2013 by and between John W. Cumming and Hologic.	10-Q	12/28/2013

10.32*	Separation Agreement and General Release of All Claims dated November 10, 2014 by and between Mark J. Casey and Hologic.	8-K	11/10/2014

10.33*	Employment Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic.	8-K	12/09/2013

10.34*	Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated September 18, 2015.	8-K	09/21/2015

10.35*	Form of Price Targets Performance Stock Unit Award Agreement.	8-K	12/09/2013

10.36*	Form of Matching Restricted Stock Unit Award Agreement.	8-K	12/09/2013

10.37*	Change of Control Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic.	8-K	12/09/2013

10.38*	Separation and Release Agreement dated September 2, 2014 by and between Rohan F. Hastie and Hologic.	8-K	09/08/2014

10.39*	Offer Letter dated March 9, 2014 by and between Eric B. Compton and Hologic.	8-K	03/14/2014

10.40*	Severance and Change of Control Agreement dated March 9, 2014 by and between Eric B. Compton and Hologic. (2)	Filed herewith

10.41*	Transition Agreement dated March 13, 2014 by and between Glenn P. Muir and Hologic.	8-K	03/14/2014

10.42*	Transition and Severance Agreement dated May 1, 2014 by and between David P. Harding and Hologic.	10-Q	03/29/2014

10.43*	Settlement and Release Agreement dated May 1, 2014 by and between David P. Harding and Hologic.	10-Q	03/29/2014

10.44*	Offer Letter dated May 8, 2014 by and between Robert W. McMahon and Hologic.	8-K	05/13/2014

10.45*	Severance and Change of Control Agreement dated May 8, 2014 by and between Robert W. McMahon and Hologic. (2)	Filed herewith

10.46*	Offer Letter dated May 4, 2014 by and between Peter J. Valenti and Hologic.	10-Q	06/28/2014

10.47*	Senior Vice President Severance Agreement dated May 26, 2014 by and between Peter J. Valenti and Hologic.	10-K	09/27/2014

10.48*	Offer Letter dated August 21, 2014 by and between Thomas A. West and Hologic.	10-K	09/27/2014

10.49*	Senior Vice President Severance Agreement dated October 3, 2014 by and between Thomas A. West and Hologic.	10-K	09/27/2014

10.50*	Letter of Intent dated February 27, 2014 and Terms and Conditions of Employment dated March 10, 2014 by and between Claus Egstrand and Hologic.	10-K	09/27/2014

10.51*	Severance and Change of Control Agreement dated September 18, 2014 by and between Claus Egstrand and Hologic.	10-K	09/27/2014

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.52*	Offer Letter dated January 6, 2015 by and between John M. Griffin and Hologic.	10-Q	03/28/2015

10.53*	Severance and Change of Control Agreement dated February 2, 2015 by and between John M. Griffin and Hologic.	10-Q	03/28/2015

10.54	Facility Lease (Danbury) dated December 30, 1995 by and among Melvin J. Powers and Mary P. Powers D/B/A M&N Realty and Lorad.	Trex Medical Corporation S-1	03/29/1996

10.55	Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated August 28, 2002.	10-K	09/28/2002

10.56	First Amendment to Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated October 29, 2007.	10-K	09/29/2007

10.57	Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership.	Cytyc Corporation 10-K	12/31/2003

10.58	Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated April 23, 2007.	10-K	09/29/2007

10.59	Lease Agreement by and between 445 Simarano Drive, Marlborough LLC and Cytyc dated July 11, 2006.	10-K	09/29/2007

10.60	Lease Guaranty dated October 22, 2007 between Bel Marlborough I LLC and Hologic, as guarantor thereunder.	8-K	10/22/2007

10.61	Form of Exchange Agreement.	8-K	02/15/2013

10.62
Credit and Guaranty Agreement, dated May 29, 2015, among Hologic, Hologic GGO 4 Ltd, each Designated Borrower from time to time party thereto, the Guarantors from time to time party thereto, each Lender from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
		8-K	05/29/2015

10.63	Pledge and Security Agreement, dated May 29, 2015, among the grantors party thereto and Bank of America, N.A. as Collateral Agent	10-Q	06/27/2015

10.64	Restated Agreement dated July 24, 2009 by and between Gen-Probe Incorporated and Novartis Vaccines and Diagnostics, Inc. ‡	Gen-Probe 10-Q/A	09/30/2009

10.65	First Amendment to Restated Agreement dated November 8, 2013 by and between Gen-Probe Incorporated and Novartis Vaccines and Diagnostics, Inc.	10-K	09/28/2013

10.66	Second Amendment to Restated Agreement by and between Gen-Probe Incorporated and Grifols Diagnostic Solutions Inc.‡	10-Q	06/27/2015

10.67	Supply Agreement for Panther Instrument System effective November 22, 2006 between Gen-Probe Incorporated and STRATEC Biomedical Systems AG. ‡	Gen-Probe 10-Q	09/30/2007

10.68
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
10.69
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
		8-K	12/09/2013

12.1	Ratio of Earnings to Fixed Charges.	Filed herewith

21.1	Subsidiaries of Hologic.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
______________
*    Indicates management contract or compensatory plan, contract or arrangement.
‡    Confidential treatment has been granted with respect to certain portions of this exhibit. A complete version of this exhibit has been filed separately with the U.S. Securities and Exchange Commission.
(1) List of executive officers to whom provided filed herewith.
(2)    Corrected version of a previously filed exhibit.