Form 10-Q
period 2015-12-26
HOLOGIC INC
filed 2016-01-27
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2015
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
(508) 263-2900
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
As of January 22, 2016, 283,818,060 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended
	December 26, 2015	December 27, 2014
Revenues:
Product	$587.2	$546.6
Service and other	108.0	106.2
	695.2	652.8
Costs of revenues:
Product	188.2	186.7
Amortization of intangible assets	73.4	73.9
Service and other	54.5	53.6
Gross Profit	379.1	338.6
Operating expenses:
Research and development	51.7	52.0
Selling and marketing	99.4	86.0
General and administrative	77.0	61.3
Amortization of intangible assets	22.6	27.8
Restructuring and divestiture charges	2.3	8.0
	253.0	235.1
Income from operations	126.1	103.5
Interest income	0.2	0.4
Interest expense	(39.2)	(52.5)
Debt extinguishment loss	—	(6.7)
Other income (expense), net	27.6	(0.6)
Income before income taxes	114.7	44.1
Provision for income taxes	29.8	14.9
Net income	$84.9	$29.2
Net income per common share:
Basic	$0.30	$0.10
Diluted	$0.29	$0.10
Weighted average number of shares outstanding:
Basic	282,976	278,671
Diluted	291,971	283,176

See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended
	December 26, 2015	December 27, 2014
Net income	$84.9	$29.2
Changes in foreign currency translation adjustment	(4.2)	(9.0)
Changes in unrealized holding gains and losses on available-for-sale securities:
Gain (loss) recognized in other comprehensive income	(0.6)	5.1
Gain reclassified from accumulated other comprehensive loss to the statement of income	(7.2)	—
Changes in pension plans, net of taxes	—	0.1
Changes in value of hedged interest rate caps, net of tax of $0.2:
Gain recognized in other comprehensive income, net	0.3	—
Loss reclassified from accumulated other comprehensive loss to the statement of income	0.3	—
Other comprehensive loss	(11.4)	(3.8)
Comprehensive income	$73.5	$25.4
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	December 26, 2015	September 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$650.3	$491.3
Restricted cash	—	1.4
Accounts receivable, less reserves of $12.2 and $11.1, respectively	410.5	416.1
Inventories	286.4	283.1
Deferred income tax assets	—	19.0
Prepaid income taxes	—	21.7
Prepaid expenses and other current assets	40.5	33.8
Total current assets	1,387.7	1,266.4
Property, plant and equipment, net	454.5	457.1
Intangible assets, net	2,926.7	3,023.2
Goodwill	2,806.9	2,808.2
Other assets	103.7	115.2
Total assets	$7,679.5	$7,670.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$393.3	$391.8
Accounts payable	112.0	117.0
Accrued expenses	253.2	272.1
Deferred revenue	156.9	163.1
Total current liabilities	915.4	944.0
Long-term debt, net of current portion	3,239.1	3,248.0
Deferred income tax liabilities	1,131.6	1,178.4
Deferred revenue	20.3	19.6
Other long-term liabilities	206.8	200.9
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 283,537 and 282,495 shares issued, respectively	2.8	2.8
Additional paid-in-capital	5,573.5	5,559.9
Accumulated deficit	(3,384.1)	(3,469.0)
Accumulated other comprehensive loss	(25.9)	(14.5)
Total stockholders’ equity	2,166.3	2,079.2
Total liabilities and stockholders’ equity	$7,679.5	$7,670.1
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	December 26, 2015	December 27, 2014
OPERATING ACTIVITIES
Net income	$84.9	$29.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19.9	20.3
Amortization	96.0	101.7
Non-cash interest expense	13.2	16.7
Stock-based compensation expense	15.9	12.1
Excess tax benefit related to equity awards	(7.1)	(3.0)
Deferred income taxes	(28.0)	(30.5)
Gain on sale of available-for-sale marketable security	(25.1)	—
Debt extinguishment loss	—	6.7
Loss on disposal of property and equipment	1.3	1.7
Other adjustments and non-cash items	(1.5)	1.2
Changes in operating assets and liabilities:
Accounts receivable	4.3	(9.7)
Inventories	(3.6)	18.7
Prepaid income taxes	21.7	22.4
Prepaid expenses and other assets	(7.7)	(3.0)
Accounts payable	(4.9)	(24.8)
Accrued expenses and other liabilities	(9.8)	(5.0)
Deferred revenue	(5.2)	(1.2)
Net cash provided by operating activities	164.3	153.5
INVESTING ACTIVITIES
Purchase of property and equipment	(9.1)	(10.8)
Increase in equipment under customer usage agreements	(10.6)	(10.3)
Proceeds from sale of available-for-sale marketable security	31.1	—
Purchases of insurance contracts	—	(6.4)
Sales of mutual funds	—	6.4
Increase in other assets	0.9	(0.9)
Net cash provided by (used in) investing activities	12.3	(22.0)
FINANCING ACTIVITIES
Repayment of long-term debt	(18.8)	(328.8)
Repurchase of convertible notes	(0.1)	—
Net proceeds from issuance of common stock pursuant to employee stock plans	11.1	15.2
Excess tax benefit related to equity awards	7.1	3.0
Payment of minimum tax withholdings on net share settlements of equity awards	(14.9)	(10.6)
Net cash used in financing activities	(15.6)	(321.2)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(2.4)
Net increase (decrease) in cash and cash equivalents	159.0	(192.1)
Cash and cash equivalents, beginning of period	491.3	736.1
Cash and cash equivalents, end of period	$650.3	$544.0
See accompanying notes.

HOLOGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(all tabular amounts in millions, except number of shares, which are reflected in thousands, and per share data)
(1) Basis of Presentation
The consolidated financial statements of Hologic, Inc. (“Hologic” or the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended September 26, 2015 included in the Company’s Form 10-K filed with the SEC on November 19, 2015. In the opinion of management, the financial statements and notes contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three months ended December 26, 2015 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 24, 2016.
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three months ended December 26, 2015.

(2) Fair Value Measurements
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company has investments in publicly-traded companies and mutual funds, both of which are valued using quoted market prices, representing Level 1 assets, and investments in derivative instruments comprised of interest rate caps and forward foreign currency contracts, which are valued using analyses obtained from independent third party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of the Company's interest rate cap and forward foreign currency contracts represent the estimated amounts the Company would receive to terminate the contracts. Refer to Note 5 for further discussion and information on the interest rate cap and forward foreign currency contracts.
The Company has a payment obligation to the participants under its Nonqualified Deferred Compensation Plan (“DCP”). This liability is recorded at fair value based on the underlying value of certain hypothetical investments under the DCP as designated by each participant for their benefit. Since the value of the DCP obligation is based on market prices, the liability is classified within Level 1.
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at December 26, 2015:

		Fair Value at Reporting Date Using
	Balance as of December 26, 2015	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Equity securities	$1.5	$1.5	$—	$—
Mutual funds	5.8	5.8	—	—
Interest rate cap - derivative	7.3	—	7.3	—
Forward foreign currency contracts	1.0	—	1.0	—
Total	$15.6	$7.3	$8.3	$—
Liabilities:
Deferred compensation liabilities	$38.4	$38.4	$—	$—
Total	$38.4	$38.4	$—	$—
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of cost-method equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill.
The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $4.2 million at both December 26, 2015 and September 26, 2015, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost, less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to make such an estimate would be impractical.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, marketable securities, cost-method equity investments, interest rate caps, forward foreign currency contracts, insurance contracts, DCP liability, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company’s marketable securities, interest rate caps, and forward foreign currency contracts are recorded at fair value. The carrying amount of the insurance contracts are recorded at the cash surrender value, as required by U.S. GAAP, which approximates fair value, and the related DCP liability is recorded at fair value. The Company believes the carrying amounts of its cost-method equity investments approximate fair value.
Amounts outstanding under the Company’s Credit Agreement of $1.64 billion aggregate principal as of December 26, 2015 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s Senior Notes had a fair value of approximately $1.02 billion as of December 26, 2015 based on their trading price, representing a Level 1 measurement. The fair value of the Company’s Convertible Notes is based on the trading prices of the respective notes and represents a Level 1 measurement. Refer to Note 4 for the carrying amounts of the various components of the Company’s debt.
The estimated fair values of the Company’s Convertible Notes at December 26, 2015 were as follows:

2010 Notes	$249.8
2012 Notes	666.0
2013 Notes	492.1
$1,407.9

(3) Restructuring and Divestiture Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. In addition, the Company continually assesses its management structure. As a result of these assessments, the Company has undertaken various restructuring actions, which are described below. The following table displays charges taken in the fiscal 2016 year to date period and fiscal 2015 related to these actions and a rollforward of the accrued balances from September 26, 2015 to December 26, 2015:

	Fiscal 2016 Actions	Fiscal 2015 Actions	Fiscal 2014 Actions	Other Operating Cost Reductions	Total
Restructuring and Divestiture Charges
Fiscal 2015 charges:
Workforce reductions	$—	$10.0	$6.0	$0.3	$16.3
Facility closure costs	—	—	2.0	0.6	2.6
Fiscal 2015 restructuring charges	$—	$10.0	$8.0	$0.9	$18.9
Divestiture net charges					9.6
Fiscal 2015 restructuring and divestiture charges					$28.5
Fiscal 2016 charges:
Workforce reductions	$2.3	$—	$—	$—	$2.3
Fiscal 2016 restructuring charges	$2.3	$—	$—	$—	$2.3

	Fiscal 2016 Actions	Fiscal 2015 Actions	Fiscal 2014 Actions	Other Operating Cost Reductions	Total
Rollforward of Accrued Restructuring
Balance as of September 26, 2015	$—	$3.1	$2.5	$0.1	$5.7
Fiscal 2016 restructuring charges	2.3	—	—	—	2.3
Severance payments	(1.2)	(1.3)	(1.2)	(0.1)	(3.8)
Other payments	—	—	(0.1)	—	(0.1)
Balance as of December 26, 2015	$1.1	$1.8	$1.2	$—	$4.1

Fiscal 2016 Actions

During the third quarter of fiscal 2015, the Company decided to close its Bedford, Massachusetts facility where it manufactures its Skeletal Health products as well as certain support manufacturing services for its Breast Health segment. The manufacturing of the Skeletal Health products will be outsourced to a third-party, and the Breast Health manufacturing services will be moved to the Company's Danbury, Connecticut and Marlborough, Massachusetts facilities. In addition, research and development, sales and services support and administrative functions will be moved to both Marlborough and Danbury. The transition is expected to be completed by the end of fiscal 2016. In connection with this plan, certain employees, primarily in manufacturing, will be terminated. The employees were notified of termination and related benefits in the first quarter of fiscal 2016, and the Company is recording these charges pursuant to ASC 420 Exit or Disposal Cost Obligations (ASC 420). Employees are required to remain employed during this transition period and charges will be recorded ratably over the required service period. The Company recorded $0.5 million in severance and benefits charges in the first quarter of fiscal 2016 related to this plan. The Company estimates the total severance and benefits charges will be approximately $1.7 million.
During the first quarter of fiscal 2016, the Company began implementing a second plan to consolidate and improve operational efficiency of its international sales and marketing and field services operations and certain support functions. As a result, the Company terminated certain employees in the first quarter of fiscal 2016. Severance and benefits under this action were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712), and ASC 420 depending on the circumstances. The Company recorded severance and benefit charges of $1.8 million in the first quarter of fiscal 2016. The Company is continuing to assess its organizational structure and finalize its plans and additional severance charges are expected in fiscal 2016.
Fiscal 2015 Actions
During each quarter of fiscal 2015, the Company continued to make executive management changes resulting in the termination of certain executives and employees on a worldwide basis. In addition, the Company continued to consolidate and close certain international offices to improve operational efficiency and reduce costs. Severance and benefit charges under these actions were recorded pursuant to ASC 420 and ASC 712 depending on the circumstances, and the Company recorded severance and benefit charges of $10.0 million in fiscal 2015, including $4.1 million of stock-based compensation. During the first quarter of fiscal 2015, the Company recorded $2.5 million for severance and benefits charges. No additional charges are expected under these actions.
In connection with its review of operations, the Company decided to shut-down its manufacturing operation in China, which manufactured mammography systems for the Chinese market. As a result, the Company terminated manufacturing and research and development personnel located in China, and the severance charge was insignificant.
Fiscal 2014 Actions
In each quarter of fiscal 2014, the Company made executive management changes, including appointing Stephen P. MacMillan as President, Chief Executive Officer and a director of the Company, and implemented a number of cost reduction initiatives resulting in the termination of certain executives and employees on a worldwide basis. In addition, in the fourth quarter of fiscal 2014, the Company decided to consolidate and close certain international offices. Severance and benefit charges under these actions were recorded pursuant to ASC 420 and ASC 712 depending on the circumstances. For those employees who continued to be employed beyond the minimum retention period, charges were recorded ratably over the estimated period of the affected employees.
During fiscal 2015, in connection with these actions, the Company recorded $6.0 million for severance and benefits costs and $2.0 million for facility closure costs related to this action. The facility closure costs primarily relate to lease obligation charges for three office locations where the Company had met the cease-use date criteria. During the first quarter of fiscal 2015, the Company recorded severance and benefit charges of $2.5 million. This action was completed in fiscal 2015.
Divestitures
In the fourth quarter of fiscal 2014, the Company completed the sale of its MRI breast coils product line and recorded a loss on disposal of $5.3 million. The Company also provided certain transition services through April 2015, including the manufacturing and sale of inventory to the buyer. Since all operations had ceased during the third quarter of fiscal 2015, the Company concluded that this subsidiary had been substantially liquidated and recorded a $9.6 million charge in the third quarter of fiscal 2015 to write off the cumulative translation adjustment related to the subsidiary.

(4) Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	December 26, 2015	September 26, 2015
Current debt obligations, net of debt discount:
Term Loan	$74.7	$74.6
Revolver	175.0	175.0
Convertible Notes	143.6	142.2
Total current debt obligations	$393.3	$391.8
Long-term debt obligations, net of debt discount:
Term Loan	1,381.4	1,399.8
2022 Senior Notes	987.2	986.7
Convertible Notes	870.5	861.5
Total long-term debt obligations	$3,239.1	$3,248.0
Total debt obligations	$3,632.4	$3,639.8
Credit Agreement
Borrowings outstanding under the Credit Agreement and Prior Credit Agreement for the three months ended December 26, 2015 and December 27, 2014 had weighted-average interest rates of 1.95% and 2.77%, respectively. The interest rate on the outstanding Term Loan borrowing at December 26, 2015 was 2.17%. Interest expense under the Credit Agreement aggregated $10.0 million for the three months ended December 26, 2015, which includes non-cash interest expense of $1.1 million related to the amortization of the deferred issuance costs and accretion of the debt discount. Interest expense under the Prior Credit Agreement aggregated $17.6 million for the three months ended December 27, 2014, which included $3.1 million of non-cash interest expense related to the amortization of the deferred issuance costs and accretion of the debt discount.
The Credit Agreement contains total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement. As of December 26, 2015, the Company was in compliance with these covenants.
On December 24, 2014, the Company voluntarily pre-paid $300.0 million of its Term Loan B facility under its Prior Credit Agreement. Pursuant to ASC 470, Debt (ASC 470), the Company recorded a debt extinguishment loss of $6.7 million in the first quarter of fiscal 2015 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to this voluntary prepayment.
2022 Senior Notes
The Company's 5.250% Senior Notes due 2022 (the “2022 Senior Notes”) mature on July 15, 2022 and bear interest at the rate of 5.250% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2016. The Company recorded interest expense of $14.0 million in the three month period ended December 26, 2015, which includes non-cash interest expense of $1.0 million related to the amortization of the deferred issuance costs and accretion of the debt discount. The Company used the net proceeds from the 2022 Senior Notes, plus available cash to discharge and redeem all of its outstanding 6.25% Senior Notes due 2020 ("Senior Notes"). The Company recorded interest expense for its Senior Notes of $16.0 million in the three month period ended December 27, 2014, which included non-cash interest expense of $0.4 million related to the amortization of deferred issuance costs.
Convertible Notes

During the first quarter of fiscal 2016, the closing price of the Company's common stock exceeded 130% of the applicable conversion price of its 2010 Notes on at least 20 of the last 30 consecutive trading days of the quarter. As a result, holders of 2010 Notes are able to convert their notes during the second quarter of fiscal 2016. As such, the Company classified the $143.6 million carrying value of its 2010 Notes (which have a principal value of $149.9 million) as a current debt obligation. In the event the closing price conditions are met in the second quarter of fiscal 2016 or a future fiscal quarter, the 2010 Notes will be convertible at a holder's option during the immediately following fiscal quarter. As of December 26, 2015, the if-converted value of the 2010 Notes exceeded the aggregate principal amount by approximately $99.9 million. It is the

Company's current intent and policy to settle any conversion of the Convertible Notes as if the Company had elected to make either a net share settlement or all cash election, such that upon conversion, the Company intends to pay the holders in cash for the principal amount of the 2010 Notes and, if applicable, shares of its common stock or cash to satisfy the premium based on a calculated daily conversion value.
Interest expense under the Convertible Notes was as follows:

	Three Months Ended
	December 26, 2015	December 27, 2014
Amortization of debt discount	$6.4	$8.8
Amortization of deferred financing costs	0.3	0.4
Principal accretion	4.1	3.9
Non-cash interest expense	10.8	13.1
2.00% accrued interest (cash)	3.2	4.8
	$14.0	$17.9
(5) Derivatives
Interest Rate Cap - Cash Flow Hedge
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages its exposure to some of its interest rate risk by the use of interest rate caps, which are derivative financial instruments. The Company does not use derivatives for speculative purposes. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive income ("AOCI") to the extent the derivative is effective at offsetting the changes in the cash flows being hedged until the hedged item affects earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings in Other income (expense) in the Consolidated Statements of Income.
During fiscal 2015, the Company entered into separate interest rate cap agreements with multiple counter-parties to help mitigate the interest rate volatility associated with the variable rate interest on its credit facilities under the Prior Credit Agreement, which has been replaced by the new Credit Agreement. Interest rate cap agreements provide the right to receive cash if the reference interest rate rises above a contractual rate. The aggregate premium paid by the Company for the interest rate cap agreements was $13.2 million, which was the initial fair value of the instruments recorded in the Company's financial statements.
The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR-based borrowings under the Prior Credit Agreement. The terms in the new Credit Agreement are consistent with the Prior Credit Agreement, and therefore the interest rate caps continue to be highly effective at offsetting the cash flows being hedged. The Company designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal for a three-year period, which ends on December 29, 2017.
As of December 26, 2015, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the interest rate caps are recorded in the Consolidated Statements of Comprehensive Income as a component of AOCI.
During the three months ended December 26, 2015, $0.3 million was reclassified from AOCI to the Company’s Consolidated Statements of Income related to the interest rate cap agreements. The Company expects to similarly reclassify approximately $5.7 million from AOCI to the Consolidated Statements of Income in the next twelve months.
The aggregate fair value of these interest rate caps was $7.3 million at December 26, 2015 and is included in both Prepaid expenses and other current assets and Other assets on the Company’s Consolidated Balance Sheet. Refer to Note 2 “Fair Value Measurements” above for related fair value disclosures.
Forward Foreign Currency Contracts
The Company enters into forward foreign currency exchange contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, and the Australian dollar. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are for periods of one year or less. During the first quarter of fiscal 2016, the Company began to execute forward foreign currency contracts in order to mitigate its exposure to fluctuations in various currencies against its reporting currency, the U.S. dollar. The Company did not elect hedge accounting for these forward foreign currency contracts; however, the Company may seek to apply hedge accounting in future scenarios. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net. During the three months ended December 26, 2015, the Company recorded a net unrealized gain of $1.0 million on the mark-to-market for its outstanding forward foreign currency contracts within other income (expense), net in the Consolidated Statements of Income and a realized gain of $0.4 million from settling forward foreign currency contracts.
As of December 26, 2015, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar of forecasted transactions denominated in the Euro, UK Pound and the Australian dollar with a notional amount of $97.7 million.
Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of December 26, 2015:

	Balance Sheet Location	December 26, 2015
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap agreements	Prepaid expenses and other current assets	$1.1
Interest rate cap agreements	Other assets	6.2
		$7.3

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$1.0

The following table presents the unrealized gain recognized in AOCI related to the interest rate caps for the following reporting periods:

	Three Months Ended December 26, 2015	Three Months Ended December 27, 2014
Amount of gain recognized in other comprehensive income, net of taxes:
Interest rate cap agreements	$0.3	$—
The following table presents the adjustment to fair value recorded within the Consolidated Statements of Income for derivative instruments for which the Company did not elect hedge accounting:

Derivatives not classified as hedging instruments	Amount of Gain Recognized in Income	Location of Gain Recognized in Income (Ineffective Portion)
	Three Months Ended December 26, 2015
Forward foreign currency contracts	$1.4	Other income (expense), net

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
In January 2012, Enzo Life Sciences, Inc. ("Enzo") filed suit against the Company's subsidiary, Gen-Probe Incorporated ("Gen-Probe"), in the United States District Court for the District of Delaware. The Gen-Probe complaint alleged that certain of Gen-Probe’s diagnostics products, including products that incorporate Gen-Probe’s patented hybridization protection assay technology, such as the Aptima Combo 2 and Aptima HPV assays, infringe Enzo’s U.S. patent 6,992,180. On March 6, 2012, Enzo filed suit against the Company in the United States District Court for the District of Delaware. The complaint alleged that certain of the Company’s molecular diagnostics products, including without limitation products based on its proprietary Invader chemistry, such as Cervista HPV HR and Cervista HPV 16/18, infringe Enzo’s U.S. patent 6,992,180. The complaint seeks permanent injunctive relief and unspecified damages. On September 30, 2013, Enzo amended its list of accused products to include Prodesse, MilliPROBE, PACE and Procleix assays. The complaint seeks permanent injunctive relief and unspecified damages. Enzo has asserted the ‘180 patent claims against six other companies. The court issued a Markman order on July 7, 2015 construing the claims, and it is expected that summary judgment motions will be heard in the fall of 2016. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.
On March 27, 2015, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware. The complaint alleged that certain additional Company molecular diagnostic products, including, inter alia, the Procleix Parvo/HAV assays and coagulation products, including the Invader Factor II test and the Invader Factor V test, also infringe U.S. Patent 6,992,180. The complaint further alleged that certain of the Company’s molecular diagnostic products, including the Company’s Progensa PCA3 products, all Aptima products and all Procleix products infringe Enzo’s U. S. Patent 7,064,197. On June 11, 2015, this matter was stayed pending the resolution of summary judgment motions in the 2012 case referenced above. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.
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

(7) Marketable Securities
The following reconciles the cost basis to the fair market value of the Company’s equity securities that are classified as available-for-sale:

Period Ended:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Fair Value
December 26, 2015	$2.4	$—	$(0.9)	$—	$1.5
September 26, 2015	$16.1	$7.2	$(0.3)	$(7.8)	$15.2
In the first quarter of fiscal 2016, the Company sold all of its shares in one of its marketable securities and recorded a realized gain of $25.1 million in Other income (expense), net.

In the fourth quarter of fiscal 2015, the Company concluded that the decline in fair value of one of its marketable securities was other-than-temporary based on the length of time the security's market value was significantly below its carrying value and recorded an impairment charge of $7.8 million.

(8) Net Income Per Share
A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended
	December 26, 2015	December 27, 2014
Basic weighted average common shares outstanding	282,976	278,671
Weighted average common stock equivalents from assumed exercise of stock options and stock units	3,109	2,464
Incremental shares from Convertible Notes premium	5,886	2,041
Diluted weighted average common shares outstanding	291,971	283,176
Weighted-average anti-dilutive shares related to:
Outstanding stock options	733	3,782
Stock units	67	140
The Company has outstanding Convertible Notes, and the principal balance and any conversion premium may be satisfied, at the Company’s option, by issuing shares of common stock, cash or a combination of shares and cash. The Company's current policy is that it will settle the principal balance of the Convertible Notes in cash. As such, the Company applies the treasury stock method to these securities and the dilution related to the conversion premium of the 2010, 2012 and 2013 Notes is included in the calculation of diluted weighted-average shares outstanding for fiscal 2016 as the average stock price during the quarter was greater than the conversion price of the 2010, 2012 and 2013 Notes.

(9) Stock-Based Compensation
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended
	December 26, 2015	December 27, 2014
Cost of revenues	$2.2	$2.0
Research and development	2.4	1.9
Selling and marketing	2.5	2.0
General and administrative	8.8	6.1
Restructuring and divestiture	—	0.1
	$15.9	$12.1
The Company granted 0.9 million and 1.0 million stock options during the three months ended December 26, 2015 and December 27, 2014, respectively, with weighted-average exercise prices of $39.94 and $26.12, respectively. There were 7.2 million options outstanding at December 26, 2015 with a weighted-average exercise price of $24.50.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended
	December 26, 2015	December 27, 2014
Risk-free interest rate	1.6%	1.7%
Expected volatility	37.8%	38.6%
Expected life (in years)	4.7	5.3
Dividend yield	—	—
Weighted average fair value of options granted	$13.13	$9.44
The Company granted 0.9 million and 1.3 million restricted stock units (RSUs) during the three months ended December 26, 2015 and December 27, 2014, respectively, with weighted-average grant date fair values of $39.96 and $26.17, per unit respectively. As of December 26, 2015, there were 3.5 million unvested RSUs outstanding with a weighted-average grant date fair value of $29.36 per unit. In addition, the Company granted 0.2 million and 0.3 million performance stock units (PSUs) during the three months ended December 26, 2015 and December 27, 2014, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $39.96 and $26.21 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company is recognizing compensation expense ratably over the required service period based on its estimate of the number of shares that will vest. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.
At December 26, 2015, there was $30.7 million and $104.3 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs and PSUs), respectively, to be recognized over a weighted-average period of 3.5 years and 2.6 years, respectively.

(10) Other Balance Sheet Information

	December 26, 2015	September 26, 2015
Inventories
Raw materials	$103.1	$98.3
Work-in-process	58.7	58.7
Finished goods	124.6	126.1
	$286.4	$283.1

Property, plant and equipment
Equipment and software	$371.4	$365.9
Equipment under customer usage agreements	311.1	305.7
Building and improvements	182.5	182.1
Leasehold improvements	58.6	59.2
Land	51.4	51.4
Furniture and fixtures	17.1	17.3
	992.1	981.6
Less – accumulated depreciation and amortization	(537.6)	(524.5)
	$454.5	$457.1

(11) Business Segments and Geographic Information
The Company has four reportable segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. Certain reportable segments represent an aggregation of operating units within each segment. The Company measures and evaluates its reportable segments based on segment revenues and operating income adjusted to exclude the effect of non-cash charges, such as intangible asset amortization expense, intangible asset and goodwill impairment charges, acquisition related fair value adjustments and integration expenses, restructuring, divestiture and facility consolidation charges and other one-time or unusual items.
Identifiable assets for the four principal operating segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues during the three months ended December 26, 2015 and December 27, 2014. Segment information is as follows:

	Three Months Ended
	December 26, 2015	December 27, 2014
Total revenues:
Diagnostics	$310.7	$304.1
Breast Health	262.2	242.0
GYN Surgical	98.8	84.4
Skeletal Health	23.5	22.3
	$695.2	$652.8
Income from operations:
Diagnostics	$31.6	$28.2
Breast Health	71.6	60.6
GYN Surgical	20.8	13.1
Skeletal Health	2.1	1.6
	$126.1	$103.5
Depreciation and amortization:
Diagnostics	$83.7	$88.6
Breast Health	7.3	7.6
GYN Surgical	24.6	25.6
Skeletal Health	0.3	0.2
	$115.9	$122.0
Capital expenditures:
Diagnostics	$11.9	$14.8
Breast Health	2.0	2.6
GYN Surgical	3.4	2.0
Skeletal Health	0.1	0.2
Corporate	2.3	1.5
	$19.7	$21.1

	December 26, 2015	September 26, 2015
Identifiable assets:
Diagnostics	$3,979.1	$4,055.8
Breast Health	815.3	815.4
GYN Surgical	1,634.3	1,658.1
Skeletal Health	27.3	25.3
Corporate	1,223.5	1,115.5
	$7,679.5	$7,670.1
The Company had no customers with balances greater than 10% of accounts receivable as of December 26, 2015 or September 26, 2015, or any customer that represented greater than 10% of consolidated revenues during the three months ended December 26, 2015 and December 27, 2014.
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
Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended
	December 26, 2015	December 27, 2014
United States	78.4%	74.0%
Europe	10.0%	13.6%
Asia-Pacific	7.9%	8.7%
All others	3.7%	3.7%
	100.0%	100.0%

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
The Company’s effective tax rate for the three month period ended December 26, 2015 was 25.9% compared to 33.8% for the corresponding period in the prior year. For the current three month period, the effective tax rate was lower than the statutory tax rate primarily due to increased foreign profits at lower tax rates, the domestic production activities deduction benefit, the retroactively reinstated Federal research credit, and a change in the valuation allowance related to the sale of a marketable security that had a gain for book purposes. For the three month period ended December 27, 2014, the effective tax rate differed from the statutory rate primarily due to the domestic production activities deduction.
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in the balance sheet. Rather, it requires that deferred tax assets and liabilities are classified as noncurrent in the balance sheet. The Company adopted this standard prospectively for the three month period ended December 26, 2015 and prior periods were not retrospectively adjusted.

(13) Intangible Assets
Intangible assets consisted of the following:

Description	As of December 26, 2015		As of September 26, 2015
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology	$3,979.0	$1,771.8	$3,979.1	$1,698.5
In-process research and development	3.7	—	3.7	—
Customer relationships and contracts	1,100.3	487.2	1,101.1	467.5
Trade names	236.3	134.0	236.4	131.5
Business licenses	2.5	2.1	2.5	2.1
	$5,321.8	$2,395.1	$5,322.8	$2,299.6
The estimated remaining amortization expense as of December 26, 2015 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2016	$280.7
Fiscal 2017	$365.2
Fiscal 2018	$354.7
Fiscal 2019	$343.0
Fiscal 2020	$332.0

(14) Product Warranties
Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Three Months Ended:
December 26, 2015	$5.4	$5.7	$(1.7)	$9.4
December 27, 2014	$6.3	$1.5	$(1.8)	$6.0
During the first quarter of fiscal 2016, the Company recorded a warranty provision of $4.0 million related to certain products sold exclusively in the Chinese market.
(15) Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated balances of other comprehensive income for the periods presented:

	Three Months Ended December 26, 2015
	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(15.7)	$6.9	$(1.8)	$(3.9)	$(14.5)
Other comprehensive income (loss) before reclassifications	(4.2)	(0.6)	—	0.3	(4.5)
Amounts reclassified to statement of income	—	(7.2)	—	0.3	(6.9)
Ending Balance	$(19.9)	$(0.9)	$(1.8)	$(3.3)	$(25.9)

	Three Months Ended December 27, 2014
	Foreign Currency Translation	Marketable Securities	Pension Plans	Total
Beginning Balance	$(4.7)	$8.9	$(1.6)	$2.6
Other comprehensive income (loss) before reclassifications	(9.0)	5.1	0.1	(3.8)
Amounts reclassified to statement of income	—	—	—	—
Ending Balance	$(13.7)	$14.0	$(1.5)	$(1.2)

(16) New Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values, however; the exception requires the Company to consider relevant transactions that can be reasonably known to identify any observable price changes that would impact the fair value. This guidance also changes certain disclosure requirements and other aspects of current US GAAP. This guidance is effective for annual periods beginning after December 15, 2017, and is applicable to the Company in fiscal 2019. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial position and results of operations.

In July 2015, the FASB issued guidance under ASC 330, Simplifying the Measurement of Inventory. The new guidance requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. This new guidance is effective for the Company's first quarter of fiscal 2018 and early adoption is permitted. The guidance must be applied prospectively. The Company is currently evaluating the impact of the adoption of this requirement on its consolidated financial statements but does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Presentation of Debt Issuance Costs. This guidance intends to simplify the presentation of debt issuance costs and more closely align the presentation of debt issuance costs under U.S. GAAP to IFRS standards. This guidance is effective for annual periods beginning after December 15, 2015, and is applicable to the Company in fiscal 2017. Early adoption is permitted. The Company is currently evaluating this guidance, but does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and is applicable to the Company in fiscal 2018. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company's consolidated financial statements or disclosures.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements regarding:

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

•	our goal of expanding our market positions;

•	the development of new competitive technologies and products;

•	regulatory approvals and clearances for our products;

•	production schedules for our products;

•	the anticipated development of markets we sell our products into and the success of our products in these markets;

•	the anticipated performance and benefits of our products;

•	business strategies;

•	estimated asset and liability values;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future;

•	our compliance with covenants contained in our debt agreements;

•	anticipated trends relating to our financial condition or results of operations, including the impact of interest rate and foreign currency exchange fluctuations; and

•	our capital resources and the adequacy thereof.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including those set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2015. We qualify all of our forward-looking statements by these cautionary statements.
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
Our GYN Surgical products include our NovaSure Endometrial Ablation System or NovaSure, and our MyoSure Hysteroscopic Tissue Removal System or MyoSure. The NovaSure system involves a trans-cervical procedure for the treatment of abnormal uterine bleeding. The MyoSure system is a tissue removal device that is designed to provide incision-less removal of fibroids, polyps, and other pathology within the uterus.
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

RESULTS OF OPERATIONS
All dollar amounts in tables are presented in millions.
Product Revenues

	Three Months Ended
	December 26, 2015		December 27, 2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$303.4	43.6%	$296.2	45.4%	$7.2	2.4%
Breast Health	168.4	24.2%	150.8	23.1%	17.6	11.6%
GYN Surgical	98.5	14.2%	84.1	12.9%	14.4	17.1%
Skeletal Health	16.9	2.4%	15.5	2.4%	1.4	9.1%
	$587.2	84.4%	$546.6	83.8%	$40.6	7.4%
We generated an increase in product revenues in the current quarter compared to the corresponding period in the prior year across all four of our business segments. Product revenues increased 7.4% in the current quarter, as reported growth was partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies, most notably the Euro, Australian dollar and UK Pound.
Diagnostics product revenues increased 2.4% in the current quarter compared to the corresponding period in the prior year due to increases in Molecular Diagnostics of $10.1 million and Cytology & PeriNatal of $0.7 million, partially offset by a decrease in Blood Screening of $3.6 million.
Molecular Diagnostics product revenue increased in the current quarter, and in particular revenue related to our Aptima family of assays, primarily due to our increased installed base of Panther instruments, which is driving higher volumes, and increased sales of our HPV screening assay. These increases were partially offset by a slight decline in average selling prices, a reduction in Cervista HPV revenues as our larger customers transition to our Panther system and the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies. The increase in our Cytology & PeriNatal products in the current period compared to the corresponding period in the prior year was primarily related to the increased volume for our ThinPrep Pap Test internationally while volumes domestically remained relatively flat. The increase in international revenues in this business line were partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies. Blood screening revenues decreased in the current quarter compared to the corresponding period in the prior year primarily due to reduction in volumes related to the agreement between Grifols and the Japanese Red Cross as in the prior year corresponding period the Japanese Red Cross was ramping up its testing capabilities partially offset by fluctuations in Grifols' domestic inventory levels.
Breast Health product revenues increased 11.6% in the current quarter compared to the corresponding period in the prior year primarily due to an increase in our digital mammography systems and related components revenue of $17.9 million. This increase is primarily due to higher sales volume of our 3D Dimensions systems on a worldwide basis, principally driven by domestic sales, which have increased to be a higher percentage of total 3D system sales and have higher average selling prices. In addition, we also had higher software sales primarily driven by our C-View product. These increases were partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies and decreases in the sales volume of our 2D Selenia product.
GYN Surgical product revenues increased 17.1% in the current quarter compared to the corresponding period in the prior year primarily due to an increase in MyoSure system sales of $11.3 million. The MyoSure system continues to gain strong market acceptance as unit sales increase globally, partially offset by product mix shift. NovaSure revenues increased by $3.2 million in the current quarter compared to the corresponding period in the prior year as volumes increased domestically, combined with a modest improvement in average selling prices. These increases were partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.

Skeletal Health product revenues increased 9.1% in the current quarter compared to the corresponding period in the prior year primarily due to increases in our Horizon osteoporosis assessment product sales volume on a worldwide basis, partially offset by lower sales volumes of our older Discovery products and the negative foreign currency impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.
Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended
	December 26, 2015	December 27, 2014
United States	77.1%	72.5%
Europe	10.4%	14.3%
Asia-Pacific	8.8%	9.5%
All others	3.7%	3.7%
	100.0%	100.0%
The increase in product revenues in the United States as a percentage of consolidated product revenues in the current quarter compared to the corresponding period in the prior year was primarily the result of higher total product revenue in our Breast Health, Molecular Diagnostic and GYN Surgical product lines. The impact of these increases and the negative impact of the strengthening U.S. dollar primarily against the Euro and UK Pound resulted in a reduction in European revenues, which are often denominated in the Euro and UK Pound, as a percentage of consolidated product revenues in the current period.
Service and Other Revenues

	Three Months Ended
	December 26, 2015		December 27, 2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$108.0	15.5%	$106.2	16.2%	$1.8	1.7%
Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment. Service and other revenues increased 1.7% in the current quarter compared to the corresponding period in the prior year primarily due to higher installation and training revenues related to our increased sales of 3D Dimensions systems, and an increase in spare parts sales.
Cost of Product Revenues

	Three Months Ended
	December 26, 2015		December 27, 2014		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$188.2	32.0%	$186.7	34.2%	$1.5	0.8%
Amortization of Intangible Assets	73.4	12.5%	73.9	13.5%	(0.5)	(0.6)%
	$261.6	44.5%	$260.6	47.7%	$1.0	0.4%
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 32.0% in the current quarter compared to 34.2% in the corresponding period in the prior year. Cost of product revenues as a percentage of product revenues in the current quarter decreased in Diagnostics, Breast Health, and Skeletal Health and increased slightly in GYN Surgical compared to the corresponding period in the prior year, resulting in the overall improvement in gross margins.

Diagnostics' product costs as a percentage of revenue decreased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in product revenue related to the increase in Aptima assay sales and related volumes resulting in favorable manufacturing variances, and lower production costs at our manufacturing facilities as we improve our operational effectiveness and renegotiate pricing with certain of our vendors. Partially offsetting these improvements was the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.

Breast Health’s product costs as a percentage of revenue decreased in the current quarter compared to the corresponding period in the prior year primarily due to the favorable product mix shift to our higher margin 3D Dimensions systems with higher average sales prices than our 2D systems. In addition, we had higher software sales primarily due to our C-View product, which have higher gross margins than capital equipment sales, and we experienced favorable manufacturing variances. Partially offsetting these improvements was the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies and a $6.0 million aggregate charge related to inventory and warranty costs associated with product produced exclusively for the Chinese market.

GYN Surgical’s product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in sales volumes for our MyoSure system and product mix shift. The MyoSure system has lower gross margins than our NovaSure system.

Skeletal Health’s product costs as a percentage of revenue decreased in the current quarter period compared to the corresponding period in the prior year primarily due to the favorable product mix shift to our higher margin Horizon product and increased volumes, which resulted in favorable manufacturing variances. Partially offsetting these improvements was the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.
Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 8.5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense decreased slightly in the current quarter compared to the corresponding period in the prior year primarily due to lower amortization expense from intangible assets from the Cytyc acquisition, which are being amortized based on the pattern of economic use.
Cost of Service and Other Revenues

	Three Months Ended
	December 26, 2015		December 27, 2014		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$54.5	50.4%	$53.6	50.5%	$0.9	1.6%
Service and other revenues gross margin increased slightly to 49.6% in the current three month period compared to 49.5% in the corresponding period in the prior year.

Operating Expenses

	Three Months Ended
	December 26, 2015		December 27, 2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$51.7	7.4%	$52.0	8.0%	$(0.3)	(0.5)%
Selling and marketing	99.4	14.3%	86.0	13.2%	13.4	15.6%
General and administrative	77.0	11.1%	61.3	9.4%	15.7	25.6%
Amortization of intangible assets	22.6	3.3%	27.8	4.3%	(5.2)	(18.7)%
Restructuring and divestiture charges	2.3	0.3%	8.0	1.2%	(5.7)	(71.3)%
	$253.0	36.4%	$235.1	36.0%	$17.9	7.6%
Research and Development Expenses. Research and development expenses decreased 0.5% in the current quarter compared to the corresponding period in the prior year primarily due to decreased program spend primarily within our Diagnostics business, including decreased clinical spending and lower spend for prototype materials. These decreases were partially offset by higher compensation, primarily in our Breast Health and GYN Surgical segments. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses increased 15.6% in the current quarter compared to the corresponding period in the prior year primarily due to higher compensation from an increase in headcount, increased commissions as a result of higher sales and an increase in spending on marketing initiatives primarily in our Diagnostics business and a number of Breast Health marketing programs, and higher travel, trade show and meeting expenses.
General and Administrative Expenses. General and administrative expenses increased 25.6% in the current quarter compared to the corresponding period in the prior year primarily due to higher compensation from increased headcount and improved operating results, higher stock-based compensation, increased consulting, tax and legal expenses for a number of corporate initiatives including organizational structure changes and finance operational improvements, and higher medical device excise taxes from increased U.S. product sales. In addition, the increase in expenses was driven by a $6.0 million charge for settling a fee dispute.
Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, and business licenses related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense decreased 18.7% in the current three month period compared to the corresponding period in the prior year primarily due to lower amortization expense from intangible assets from the Gen-Probe Incorporated acquisition (we phased out certain corporate trade names in fiscal 2015) and the Cytyc acquisition, which are being amortized based on the pattern of economic use.
Restructuring and Divestiture Charges. In fiscal 2014, we implemented cost containment measures that primarily resulted in headcount reductions and also started the process of reorganizing our senior management team and international structure, which led to additional headcount actions in fiscal 2015. In addition, in fiscal 2015, we decided to shut down our Bedford, Massachusetts facility and transfer production of our Skeletal Health products to a third-party and other activities to our Marlborough, Massachusetts and Danbury, Connecticut facilities. As such, we terminated certain manufacturing employees and implemented additional organizational changes to our international operations in the first quarter of fiscal 2016, which we expect will continue throughout fiscal 2016 and result in additional charges. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are being recognized either ratably over the respective required employee service periods or up-front for contractual benefits, and other charges are being recognized as incurred. In the current quarter, we recorded aggregate charges of $2.3 million related to these actions for severance and benefits. In the prior year period, we recorded aggregate charges of $8.0 million related to these actions, primarily for severance and benefits and to a lesser extent facility closure costs. For additional information pertaining to restructuring actions and charges, please refer to Note 3 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Interest Expense

	Three Months Ended
	December 26, 2015	December 27, 2014	Change
	Amount	Amount	Amount	%
Interest Expense	$(39.2)	$(52.5)	$13.3	(25.2)%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our Convertible Notes, senior notes and amounts borrowed under our Credit Agreement and Prior Credit Agreement. The decrease in interest expense in the current three month period compared to the corresponding period in the prior year was primarily due to lower outstanding debt balances as a result of scheduled principal payments, prepayments and extinguishments in fiscal 2015, and lower interest rates as a result of debt refinancings in fiscal 2015.

Debt Extinguishment Loss

	Three Months Ended
	December 26, 2015	December 27, 2014	Change
	Amount	Amount	Amount	%
Debt Extinguishment Loss	$—	$(6.7)	$6.7	(100.0)%

In the first quarter of fiscal 2015, we made a voluntary pre-payment of $300.0 million on our Term Loan B facility under the Prior Credit Agreement. In connection with this transaction, we recorded a debt extinguishment loss of $6.7 million to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to this voluntary pre-payment.
Other Income (Expense), net

	Three Months Ended
	December 26, 2015	December 27, 2014	Change
	Amount	Amount	Amount	%
Other Income (Expense), net	$27.6	$(0.6)	$28.2	(4,700.0)%

In the first quarter of fiscal 2016, this account was primarily comprised of a $25.2 million realized gain on the sale of a marketable security, gains of $1.2 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan and net foreign currency exchange gains of $1.1 million. In the first quarter of fiscal 2015, this account was primarily comprised of net foreign currency exchange losses of $1.5 million, partially offset by gains of $1.0 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan.
Provision for Income Taxes

	Three Months Ended
	December 26, 2015	December 27, 2014	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$29.8	$14.9	$14.9	100.0%

Our effective tax rate for the current quarter was 25.9% compared to 33.8% for the corresponding period in the prior year. For the current quarter, the effective tax rate was lower than the statutory tax rate primarily due to increased foreign profits at lower tax rates, the domestic production activities deduction benefit, the retroactively reinstated Federal research credit, and a change in the valuation allowance related to the sale of a marketable security that had a gain for book purposes. For the three months ended December 27, 2014, the effective tax rate differed from the statutory rate primarily due to the domestic production activities deduction benefit.
Segment Results of Operations
We report our business as four segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2015. We measure segment performance based on total revenues and operating income or loss. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.
Diagnostics

	Three Months Ended
	December 26, 2015	December 27, 2014	Change
	Amount	Amount	Amount	%
Total Revenues	$310.7	$304.1	$6.6	2.2%
Operating Income	$31.6	$28.2	$3.4	12.1%
Operating Income as a % of Segment Revenue	10.2%	9.3%
Diagnostics revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in product revenues discussed above.
Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year due to increased gross profit in absolute dollars, partially offset by higher operating expenses. Gross profit in absolute dollars increased in the current quarter primarily due to increased Aptima sales and related favorable manufacturing variances, and lower production costs at our manufacturing facilities as we improve our operational effectiveness and renegotiate pricing with certain of our vendors. Partially offsetting these improvements was the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies. As a result, gross margin improved to 50.4% in the current quarter from 48.7% in the prior year comparative period.
Operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in legal fees related to the settlement of a fee dispute for $6.0 million, higher sales and marketing spend related to various initiatives, and an increase in compensation from higher headcount and commissions. These increases were partially offset by a decrease in spending on research and development project spending for clinical trials and prototype materials, a decrease in intangible asset amortization expense and lower restructuring charges.

Breast Health

	Three Months Ended
	December 26, 2015	December 27, 2014	Change
	Amount	Amount	Amount	%
Total Revenues	$262.2	$242.0	$20.2	8.3%
Operating Income	$71.6	$60.6	$11.0	18.1%
Operating Income as a % of Segment Revenue	27.3%	25.0%
Breast Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the $17.6 million increase in product revenue discussed above and the $2.6 million increase in service revenue that was substantially related to higher parts sales and additional service revenue driven by the increased sales of our 3D Dimensions systems.
Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in gross profit in absolute dollars from higher revenue, partially offset by an increase in operating expenses. The overall gross margin increased to 56.7% in the current quarter compared to 53.9% in the corresponding period in the prior year primarily due to the increase in 3D Dimensions sales, on both a unit basis and as a percentage of total digital mammography systems, compared to our 2D systems, and an increase in software related sales, each of which have higher gross margins and favorable manufacturing variances. These increases were partially offset by the negative foreign currency impact of the strengthening U.S. dollar on our sales denominated in foreign currencies and a $6.0 million aggregate charge related to inventory and warranty costs associated with product produced exclusively for the Chinese market.
Operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in compensation and commissions from improved operating results, higher marketing expenditures for a number of marketing programs, and increased trade show and meeting expenses. These expense increases were partially offset by lower restructuring charges and lower intangible asset amortization expense.
GYN Surgical

	Three Months Ended
	December 26, 2015	December 27, 2014	Change
	Amount	Amount	Amount	%
Total Revenues	$98.8	$84.4	$14.4	17.1%
Operating Income	$20.8	$13.1	$7.7	58.5%
Operating Income as a % of Segment Revenue	21.1%	15.5%
GYN Surgical revenues increased in the current quarter compared to the corresponding period in the prior year due to the change in product revenues discussed above.
Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in gross profit in absolute dollars, partially offset by an increase in operating expenses. Gross margin increased to 63.5% in the current quarter from 60.0% in the corresponding period in the prior year primarily due to increased sales volumes, partially offset by a product mix shift to our MyoSure systems which have lower gross margins and the negative foreign currency impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.
Operating expenses increased in the current quarter primarily due to an increase in commissions, increased research and development expenses as we develop next generation devices, increased compensation related to an increase in headcount, and higher marketing spend.

Skeletal Health

	Three Months Ended
	December 26, 2015	December 27, 2014	Change
	Amount	Amount	Amount	%
Total Revenues	$23.5	$22.3	$1.2	5.4%
Operating Income	$2.1	$1.6	$0.5	33.1%
Operating Income as a % of Segment Revenue	8.8%	7.0%
Skeletal Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in product revenues discussed above.
Operating income increased in the current three month period compared to the corresponding period in the prior year primarily due to the increase in gross profit in absolute dollars as a result of higher sales of our higher margin Horizon product and favorable manufacturing variances partially offset by higher operating expenses for compensation and additional investment in research and development projects. The gross margin rate increased to 48.3% in the current quarter from 42.2% in the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
At December 26, 2015, we had $472.3 million of working capital and our cash and cash equivalents totaled $650.3 million. Our cash and cash equivalents balance increased by $159.0 million during the first three months of fiscal 2016 primarily due to cash generated by operating activities and the sale of a marketable security, partially offset by debt principal payments and capital expenditures.
In the first three months of fiscal 2016, our operating activities provided us with $164.3 million of cash, primarily due to net income of $84.9 million, non-cash charges for depreciation and amortization aggregating $115.9 million, non-cash interest expense of $13.2 million related to our outstanding debt and stock-based compensation expense of $15.9 million. These adjustments to net income were partially offset by a decrease in net deferred tax liabilities of $28.0 million, primarily from the amortization of intangible assets, and a gain on the sale of a marketable security of $25.1 million. Cash provided by operations also included a net cash outflow of $5.2 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by a decrease in accrued expenses of $9.8 million primarily due to payments for annual bonuses, fourth quarter commissions and professional service and consulting fees partially offset by an increase in accrued compensation benefits and interest based on timing, and an increase in prepaid expenses and other assets of $7.7 million. These cash flow uses were partially offset by a decrease in prepaid income taxes of $21.7 million based on the timing of payments versus income tax expense.
In the first three months of fiscal 2016, our investing activities provided $12.3 million of cash from the sale of a marketable security for $31.1 million, partially offset by capital expenditures of $19.7 million, which consisted of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware.
In the first three months of fiscal 2016, our financing activities used cash of $15.6 million primarily for payments related to our long term debt of $18.8 million and payments of $14.9 million for employee-related taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $11.1 million from our equity plans, primarily from the exercise of stock options.
Debt
We had total recorded debt outstanding of $3.6 billion at December 26, 2015, which is comprised of amounts outstanding under our Credit Agreement of $1.63 billion (principal $1.64 billion), 2022 Senior Notes of $987.2 million (principal $1.0 billion) and Convertible Notes of $1.0 billion (principal $1.02 billion).

Credit Agreement
The credit facilities under the Credit Agreement consist of:

•	A $1.5 billion secured term loan to Hologic with a final maturity date of May 29, 2020 or the Term Loan; and

•	A secured revolving credit facility under which we may borrow up to $1 billion, subject to certain sublimits, with a final maturity date of May 29, 2020 or the Revolver.

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
The Credit Agreement contains two financial ratio covenants measured as of the last day of each fiscal quarter: a total net leverage ratio and an interest coverage ratio. We were in compliance with these covenants as of December 26, 2015.
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
We may redeem the 2022 Senior Notes at any time prior to July 15, 2018 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the 2022 Senior Notes indenture ("the Indenture"). We may also redeem up to 35% of the aggregate principal amount of our 2022 Senior Notes with the net cash proceeds of certain equity offerings at any time and from time to time before July 15, 2018, at a redemption price equal to 105.250% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. We also have the option to redeem the 2022 Senior Notes on or after: July 15, 2018 through July 14, 2019 at 102.625% of par; July 15, 2019 through July 14, 2020 at 101.313% of par; and July 15, 2020 and thereafter at 100% of par. In addition, if we undergo a change of control, as provided in the Indenture, we will be required to make an offer to purchase each holder’s 2022 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.
Convertible Notes
At December 26, 2015, our Convertible Notes, in the aggregate principal amount of $1.02 billion, are recorded at $1.01 billion, which is net of the unamortized debt discount attributed to the embedded conversion feature of the convertible notes. These notes consist of:

•	$149.9 million of our 2.00% Convertible Exchange Senior Notes due 2037 issued in November 2010 (2010 Notes);

•	$500.0 million of our 2.00% Convertible Senior Notes due 2042 issued in March 2012 (2012 Notes); and

•	$370.0 million of our 2.00% Convertible Senior Notes due 2043 issued in February 2013 (2013 Notes).

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
During the first quarter of fiscal 2016, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2010 Notes on at least 20 of the last 30 consecutive trading days of the quarter. Therefore holders of the 2010 Notes are able to convert their notes during the second quarter of fiscal 2016. As such, we classified the $143.6 million carrying value of our 2010 Notes (which have a principal value of $149.9 million) as a current debt obligation. In the event the closing price conditions are met in the second quarter of fiscal 2016 or a future fiscal quarter, the 2010 Notes will be convertible at a holder's option during the immediately following fiscal quarter. As of December 26, 2015, the if-converted value of the 2010 Notes exceeded the aggregate principal amount by approximately $99.9 million.
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
Stock Repurchase Program
On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock over the next three years. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program. Through December 26, 2015, we had not repurchased any shares of our common stock under this program.

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
Future Liquidity Considerations
We believe that our cash and cash equivalents, cash flows from operations and the cash available under our Revolver will provide us with sufficient funds in order to fund our expected normal operations and debt payments, including interest and potential payouts for any Convertible Notes for which conversion is triggered by the holder, over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt and related deferred tax liabilities, as applicable, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our Credit Agreement, 2022 Senior Notes and Convertible Notes. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 26, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowances. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” above and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2015.
The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2015. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the fiscal year ended September 26, 2015.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, publicly-traded equity securities, cost-method equity investments, mutual funds, insurance contracts and related deferred compensation plan liabilities, interest rate caps, forward foreign currency contracts, accounts payable and debt obligations. Except for our outstanding Convertible Notes and 2022 Senior Notes, the fair value of these financial instruments approximates their carrying amount. As of December 26, 2015, we have $1.02 billion in principal amount of Convertible Notes outstanding, which are comprised of our 2010 Notes with a principal amount of $149.9 million, our 2012 Notes with a principal amount of $500.0 million and our 2013 Notes with a principal amount of $370.0 million. The Convertible Notes are recorded net of the unamortized debt discount on our consolidated balance sheets. The fair value of our 2010 Notes, 2012 Notes and 2013 Notes as of December 26, 2015 was approximately $249.8 million, $666.0 million and $492.1 million, respectively. The fair value of our 2022 Senior Notes was approximately $1.02 billion. Amounts outstanding under our Credit Agreement aggregating $1.64 billion aggregate principal as of December 26, 2015 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
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
As of December 26, 2015, there was $1.64 billion of aggregate principal outstanding under the Credit Agreement comprised of $1.46 billion under the Term Loan facility and $175.0 million under the Revolver. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by less than $1.0 million due to the low current interest rate environment. During fiscal 2015, we entered into multiple interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding. The critical terms of the interest rate caps were designed to mirror the terms of our LIBOR-based borrowings under the Credit Agreement, and therefore the interest rate caps are highly effective at offsetting the cash flows being hedged. We designated these derivatives as cash flow hedges of the variability of the Libor-based interest payments on $1.0 billion of principal over a 3-year period, which ends on December 31, 2017.
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

We conduct business worldwide and maintain sales and service offices outside the United States as well as manufacturing facilities in Costa Rica and the United Kingdom. Our international sales are denominated in a number of currencies, primarily the Euro, U.S. dollar, UK Pound and Renminbi. The expenses of our international offices are denominated in local currencies, except at our Costa Rica subsidiary, where the majority of the business is conducted in U.S. dollars. Fluctuations in foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency. We have executed forward foreign currency contracts to hedge a portion of results denominated in the Euro, UK Pound and Australian dollar. These contracts do not qualify for hedge accounting. As a result, we may experience volatility in our Consolidated Statements of Income due to (i) the impact of unrealized gains and losses reported in other income, net on the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other income, net, whereas the offsetting economic gains and losses are reported in the line item of the underlying cash flow, for example, revenue.
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
As of December 26, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 26, 2015.
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
Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended September 26, 2015.
Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 26, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions)
September 27, 2015 – October 24, 2015	2,665	$38.03	—	$250.0
October 25, 2015 – November 21, 2015	338,760	40.08	—	250.0
November 22, 2015 – December 26, 2015	32,830	39.53	—	250.0
Total	374,255	$—	—	$250.0
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

(2)
On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock over the next three years. Through December 26, 2015, we had not repurchased any shares of our common stock under this program.

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.1	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016).	8-K	10/14/2015

10.2	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016).	8-K	10/14/2015

10.3	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016).	8-K	11/6/2015

10.4	Hologic Short-Term Incentive Plan (adopted fiscal 2016).	8-K	11/6/2015

10.5	Hologic Amended and Restated Deferred Equity Plan.	8-K	12/16/2015

10.6*	Settlement Agreement dated January 8, 2016 between Hologic IP Ltd, Hologic, Inc. and Claus Egstrand

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition
_______________

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	January 27, 2016	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer

Date:	January 27, 2016	/s/ Robert W. McMahon

Robert W. McMahon
Chief Financial Officer (Principal Financial Officer)