Form 10-Q
period 2016-03-26
HOLOGIC INC
filed 2016-04-27
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2016
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
As of April 22, 2016, 278,829,786 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Revenues:
Product	$583.0	$546.4	$1,170.2	$1,093.0
Service and other	110.3	109.1	218.2	215.3
	693.3	655.5	1,388.4	1,308.3
Costs of revenues:
Product	182.0	186.7	370.1	373.4
Amortization of intangible assets	70.8	78.6	144.3	152.5
Service and other	55.5	54.2	109.9	107.8
Gross Profit	385.0	336.0	764.1	674.6
Operating expenses:
Research and development	59.1	53.3	110.8	105.2
Selling and marketing	100.8	83.0	200.3	169.0
General and administrative	62.4	60.3	139.5	121.7
Amortization of intangible assets	22.8	27.6	45.4	55.4
Restructuring and divestiture charges	3.8	2.0	6.0	10.0
Total Operating Expenses	248.9	226.2	502.0	461.3
Income from operations	136.1	109.8	262.1	213.3
Interest income	0.2	0.3	0.4	0.7
Interest expense	(39.1)	(49.4)	(78.3)	(101.9)
Debt extinguishment loss	(4.5)	—	(4.5)	(6.7)
Other income (expense), net	(0.8)	0.1	26.9	(0.5)
Income before income taxes	91.9	60.8	206.6	104.9
Provision for income taxes	23.0	13.0	52.8	27.9
Net income	$68.9	$47.8	$153.8	$77.0
Net income per common share:
Basic	$0.24	$0.17	$0.54	$0.28
Diluted	$0.24	$0.17	$0.53	$0.27
Weighted average number of shares outstanding:
Basic	282,474	280,338	282,725	279,505
Diluted	287,857	287,580	289,914	285,378

See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Net income	$68.9	$47.8	$153.8	$77.0
Changes in foreign currency translation adjustment	(1.2)	(9.5)	(5.4)	(18.5)
Changes in unrealized holding gains and losses on available-for-sale securities:
Loss recognized in other comprehensive income	(0.6)	(8.3)	(1.2)	(3.2)
Gain reclassified from accumulated other comprehensive loss to the statement of income	—	—	(7.2)	—
Changes in pension plans, net of taxes	—	—	—	0.1
Changes in value of hedged interest rate caps, net of tax of $1.4 and $1.2 for the three and six months ended March 26, 2016 and $0.9 for the three and six months ended March 28, 2015:
Loss recognized in other comprehensive loss, net	(2.2)	(1.6)	(1.9)	(1.6)
Loss reclassified from accumulated other comprehensive loss to the statement of income	0.7	—	1.0	—
Other comprehensive loss	(3.3)	(19.4)	(14.7)	(23.2)
Comprehensive income	$65.6	$28.4	$139.1	$53.8
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	March 26, 2016	September 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$316.3	$491.3
Restricted cash	—	1.4
Accounts receivable, less reserves of $10.4 and $11.1, respectively	422.6	416.1
Inventories	285.1	283.1
Deferred income tax assets	—	19.0
Prepaid income taxes	18.2	21.7
Prepaid expenses and other current assets	50.4	33.8
Total current assets	1,092.6	1,266.4
Property, plant and equipment, net	454.1	457.1
Intangible assets, net	2,837.5	3,023.2
Goodwill	2,806.4	2,808.2
Other assets	95.7	115.2
Total assets	$7,286.3	$7,670.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$307.7	$391.8
Accounts payable	118.5	117.0
Accrued expenses	263.9	272.1
Deferred revenue	150.9	163.1
Total current liabilities	841.0	944.0
Long-term debt, net of current portion	3,098.0	3,248.0
Deferred income tax liabilities	1,071.0	1,178.4
Deferred revenue	19.3	19.6
Other long-term liabilities	212.6	200.9
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 284,091 and 282,495 shares issued, respectively	2.8	2.8
Additional paid-in-capital	5,534.8	5,559.9
Accumulated deficit	(3,315.2)	(3,469.0)
Treasury stock, at cost – 4,331 shares at March 26, 2016	(148.8)	—
Accumulated other comprehensive loss	(29.2)	(14.5)
Total stockholders’ equity	2,044.4	2,079.2
Total liabilities and stockholders’ equity	$7,286.3	$7,670.1
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	March 26, 2016	March 28, 2015
OPERATING ACTIVITIES
Net income	$153.8	$77.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40.2	40.7
Amortization	189.7	207.9
Non-cash interest expense	26.1	33.2
Stock-based compensation expense	30.6	25.8
Excess tax benefit related to equity awards	(7.9)	(6.0)
Deferred income taxes	(64.7)	(79.1)
Gain on sale of available-for-sale marketable security	(25.1)	—
Debt extinguishment loss	4.5	6.7
Other adjustments and non-cash items	1.0	3.9
Changes in operating assets and liabilities:
Accounts receivable	(7.0)	3.3
Inventories	(2.3)	29.0
Prepaid income taxes	3.4	1.3
Prepaid expenses and other assets	(15.0)	(2.6)
Accounts payable	1.6	(17.8)
Accrued expenses and other liabilities	(2.1)	(19.3)
Deferred revenue	(12.4)	7.3
Net cash provided by operating activities	314.4	311.3
INVESTING ACTIVITIES
Purchase of property and equipment	(19.4)	(20.0)
Increase in equipment under customer usage agreements	(22.3)	(19.7)
Proceeds from sale of available-for-sale marketable security	31.1	—
Purchases of insurance contracts	(5.2)	(6.4)
Sales of mutual funds	5.2	7.7
Purchase of intellectual property	(4.0)	—
Increase in other assets	0.1	(0.6)
Net cash used in investing activities	(14.5)	(39.0)
FINANCING ACTIVITIES
Repayment of long-term debt	(37.5)	(357.5)
Repurchase of common stock	(135.9)	—
Payments to extinguish convertible notes	(311.5)	—
Proceeds from amounts borrowed under revolving credit line	50.0	—
Repayment of amounts borrowed under revolving credit line	(50.0)	—
Purchase of interest rate caps	—	(6.1)
Net proceeds from issuance of common stock pursuant to employee stock plans	19.0	37.4
Excess tax benefit related to equity awards	7.9	6.0
Payment of minimum tax withholdings on net share settlements of equity awards	(15.6)	(12.1)
Net cash used in financing activities	(473.6)	(332.3)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(5.6)
Net decrease in cash and cash equivalents	(175.0)	(65.6)
Cash and cash equivalents, beginning of period	491.3	736.1
Cash and cash equivalents, end of period	$316.3	$670.5

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and six months ended March 26, 2016 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 24, 2016.
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There was one unrecognized subsequent event related to the unaudited consolidated financial statements for the three and six months ended March 26, 2016 related to the Company's execution of a $200.0 million accounts receivable securitization program with several of its wholly owned subsidiaries and certain financial institutions on April 25, 2016 (see Note 4). There were no material recognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three and six months ended March 26, 2016.

(2) Fair Value Measurements
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company has investments in publicly-traded companies, which are valued using quoted market prices, representing Level 1 assets, and investments in derivative instruments comprised of interest rate caps and forward foreign currency contracts, which are valued using analyses obtained from independent third party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of the Company's interest rate caps and forward foreign currency contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 5 for further discussion and information on the interest rate caps and forward foreign currency contracts.
The Company has a payment obligation to the participants under its Nonqualified Deferred Compensation Plan (“DCP”). This liability is recorded at fair value based on the underlying value of certain hypothetical investments under the DCP as designated by each participant for their benefit. Since the value of the DCP obligation is based on market prices, the liability is classified within Level 1.
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at March 26, 2016:

		Fair Value at Reporting Date Using
	Balance as of March 26, 2016	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$0.8	$0.8	$—	$—
Interest rate cap - derivative	3.7	—	3.7	—
Forward foreign currency contracts	1.2	—	1.2	—
Total	$5.7	$0.8	$4.9	$—
Liabilities:
Deferred compensation liabilities	$37.6	$37.6	$—	$—
Forward foreign currency contracts	0.9	—	0.9	—
Total	$38.5	$37.6	$0.9	$—
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of cost-method equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill.
The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $3.5 million and $4.2 million at March 26, 2016 and September 26, 2015, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost, less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to make such an estimate would be impractical.
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

Amounts outstanding under the Company’s Credit Agreement of $1.62 billion aggregate principal as of March 26, 2016 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2022 Senior Notes had a fair value of approximately $1.04 billion as of March 26, 2016 based on their trading price, representing a Level 1 measurement. The fair value of the Company’s Convertible Notes is based on the trading prices of the respective notes and represents a Level 1 measurement. Refer to Note 4 for the carrying amounts of the various components of the Company’s debt.
The estimated fair values of the Company’s Convertible Notes at March 26, 2016 were as follows:

2010 Notes	$90.0
2012 Notes	459.9
2013 Notes	459.7
$1,009.6

(3) Restructuring and Divestiture Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. In addition, the Company continually assesses its management structure. As a result of these assessments, the Company has undertaken various restructuring actions, which are described below. The following table displays charges taken in the fiscal 2016 year to date period and fiscal 2015 related to these actions and a rollforward of the accrued balances from September 26, 2015 to March 26, 2016:

	Fiscal 2016 Actions	Fiscal 2015 Actions	Fiscal 2014 Actions	Other Operating Cost Reductions	Total
Restructuring and Divestiture Charges
Fiscal 2015 charges:
Workforce reductions	$—	$10.0	$6.0	$0.3	$16.3
Facility closure costs	—	—	2.0	0.6	2.6
Fiscal 2015 restructuring charges	$—	$10.0	$8.0	$0.9	$18.9
Divestiture net charges					9.6
Fiscal 2015 restructuring and divestiture charges					$28.5
Fiscal 2016 charges:
Workforce reductions	$6.0	$—	$—	$—	$6.0
Fiscal 2016 restructuring charges	$6.0	$—	$—	$—	$6.0

	Fiscal 2016 Actions	Fiscal 2015 Actions	Fiscal 2014 Actions	Other Operating Cost Reductions	Total
Rollforward of Accrued Restructuring
Balance as of September 26, 2015	$—	$3.1	$2.5	$0.1	$5.7
Fiscal 2016 restructuring charges	6.0	—	—	—	6.0
Severance payments	(2.3)	(2.4)	(1.4)	(0.1)	(6.2)
Other payments	—	—	(0.2)	—	(0.2)
Balance as of March 26, 2016	$3.7	$0.7	$0.9	$—	$5.3

Fiscal 2016 Actions

During the third quarter of fiscal 2015, the Company decided to close its Bedford, Massachusetts facility where it manufactures its Skeletal Health products and provides certain support manufacturing services for its Breast Health segment. The manufacturing of the Skeletal Health products will be outsourced to a third-party, and the Breast Health manufacturing services will be moved to the Company's Danbury, Connecticut and Marlborough, Massachusetts facilities. In addition, research and development, sales and services support and administrative functions will be moved to both Marlborough and Danbury. The transition is expected to be completed by the end of calendar 2016. In connection with this plan, certain employees, primarily in manufacturing, will be terminated. The employees were notified of termination and related benefits in the first quarter of fiscal 2016, and the Company is recording these charges pursuant to ASC 420 Exit or Disposal Cost Obligations (ASC 420). Employees are required to remain employed during this transition period and charges are being recorded ratably over the required service period. The Company recorded $0.5 million and $0.9 million in severance and benefits charges in the three and six months ended March 26, 2016, respectively, related to this plan. The Company estimates the total severance and benefits charges will be approximately $1.7 million.
During the first quarter of fiscal 2016, the Company began implementing a second plan to consolidate and improve operational efficiency of its international sales and marketing and field services operations and certain support functions. As a result, the Company identified and terminated certain employees in the first and second quarters of fiscal 2016. Severance and benefits under this action were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712), and ASC 420 depending on the circumstances. The Company recorded severance and benefit charges of $3.3 million and $5.1 million in the three and six months ended March 26, 2016, respectively, related to this plan. The Company is continuing to assess its organizational structure and finalize its plans and additional severance charges are expected in fiscal 2016.
Fiscal 2015 Actions
During each quarter of fiscal 2015, the Company continued to make executive management changes resulting in the termination of certain executives and employees on a worldwide basis. In addition, the Company continued to consolidate and close certain international offices to improve operational efficiency and reduce costs. Severance and benefit charges under these actions were recorded pursuant to ASC 420 and ASC 712 depending on the circumstances, and the Company recorded severance and benefit charges of $10.0 million in fiscal 2015, including $4.1 million of stock-based compensation. During the three and six months ended March 28, 2015, the Company recorded $0.5 million and $3.0 million, respectively, for severance and benefits charges. No additional charges are expected under these actions.
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
During fiscal 2015, in connection with these actions, the Company recorded $6.0 million for severance and benefits costs and $2.0 million for facility closure costs related to this action. The facility closure costs primarily related to lease obligation charges for three office locations where the Company had met the cease-use date criteria. During the three and six months ended March 28, 2015, the Company recorded severance and benefit charges of $1.4 million and $5.9 million, respectively. This action was completed in fiscal 2015.

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

(4) Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	March 26, 2016	September 26, 2015
Current debt obligations, net of debt discount:
Term Loan	$74.7	$74.6
Revolver	175.0	175.0
Convertible Notes	58.0	142.2
Total current debt obligations	$307.7	$391.8
Long-term debt obligations, net of debt discount:
Term Loan	1,363.1	1,399.8
2022 Senior Notes	987.7	986.7
Convertible Notes	747.2	861.5
Total long-term debt obligations	$3,098.0	$3,248.0
Total debt obligations	$3,405.7	$3,639.8
Credit Agreement
Borrowings outstanding under the Credit Agreement for the three and six months ended March 26, 2016 had weighted-average interest rates of 2.18% and 2.06%, respectively. The interest rate on the outstanding Term Loan borrowing at March 26, 2016 was 2.18%. Borrowings outstanding under the Prior Credit Agreement for the three and six months ended March 28, 2015 had weighted-average interest rates of 2.62% and 2.70%, respectively. Interest expense under the Credit Agreement aggregated $10.8 million and $20.7 million for the three and six months ended March 26, 2016, respectively, which includes non-cash interest expense of $1.1 million and $2.1 million, respectively, related to the amortization of the deferred issuance costs and accretion of the debt discount. Interest expense under the Prior Credit Agreement aggregated $14.4 million and $31.9 million for the three and six months ended March 28, 2015, respectively, which included $2.7 million and $5.8 million, respectively, of non-cash interest expense related to the amortization of the deferred issuance costs and accretion of the debt discount.
The Credit Agreement contains two financial covenants, a total net leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement. As of March 26, 2016, the Company was in compliance with these covenants.
On December 24, 2014, the Company voluntarily pre-paid $300.0 million of its Term Loan B facility under its Prior Credit Agreement. Pursuant to ASC 470, Debt (ASC 470), the Company recorded a debt extinguishment loss of $6.7 million in the first quarter of fiscal 2015 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to this voluntary prepayment.
2022 Senior Notes
The Company's 5.250% Senior Notes due 2022 (the “2022 Senior Notes”) mature on July 15, 2022 and bear interest at the rate of 5.250% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2016. The Company recorded interest expense of $13.9 million and $27.9 million in the three and six month periods ended March 26, 2016, respectively, which includes non-cash interest expense of $1.0 million and $1.9 million, respectively, related to the amortization of the deferred issuance costs and accretion of the debt discount. The Company used the net proceeds from the 2022 Senior Notes, plus available cash to discharge and redeem all of its outstanding 6.25% Senior Notes due 2020 ("Senior Notes"). The Company recorded interest expense related to its Senior Notes of $16.0 million and $32.0 million in the three and six month periods ended March 28, 2015, respectively, which included non-cash interest expense of $0.4 million and $0.8 million, respectively, related to the amortization of deferred issuance costs.
Convertible Notes
During the second quarter of fiscal 2016, the closing price of the Company's common stock exceeded 130% of the applicable conversion price of its 2010 Notes on at least 20 of the last 30 consecutive trading days of the quarter. As a result, holders of 2010 Notes are able to convert their notes during the third quarter of fiscal 2016. Therefore, the Company classified the $58.0 million carrying value of its 2010 Notes (which have a principal value of $59.9 million) as a current debt obligation. In the event the closing price conditions are met in the third quarter of fiscal 2016 or a future fiscal quarter, the 2010 Notes will be convertible at a holder's option during the immediately following fiscal quarter. As of March 26, 2016, the if-converted value of the 2010 Notes exceeded the aggregate principal amount by approximately $30.1 million. It is the Company's current intent and policy to settle any conversion of the Convertible Notes as if the Company had elected to make either a net share settlement or all cash election, such that upon conversion, the Company intends to pay the holders in cash for the principal amount of the 2010 Notes and, if applicable, shares of its common stock or cash to satisfy the premium based on a calculated daily conversion value.
On various dates during the second quarter of fiscal 2016, the Company entered into privately negotiated repurchase transactions and extinguished $90.0 million and $136.6 million principal amount of the 2010 Notes and 2012 Notes, respectively, for total payments of $140.1 million and $171.3 million, respectively. These amounts include the conversion premium resulting from the Company's stock price on the date of the transactions being in excess of the conversion price of $23.03 and $31.175 for the 2010 Notes and 2012 Notes, respectively.
The Company accounted for the 2010 Notes and 2012 Notes extinguishment under the derecognition provisions of subtopic ASC 470-20-40, which requires the allocation of the fair value of the consideration transferred and transaction costs incurred to the extinguishment of the liability component and the reacquisition of the equity component. In connection with these transactions, the Company recorded a debt extinguishment loss on the 2010 Notes of $3.8 million and a debt extinguishment loss on the 2012 Notes of $0.7 million, for a total debt extinguishment loss of $4.5 million in the second quarter of fiscal 2016. The 2010 Notes debt extinguishment loss was comprised of the loss on the debt itself of $3.3 million, the write-off of the pro-rata amount of debt issuance costs of $0.3 million allocated to the notes retired, and allocated third party costs of $0.2 million. The 2012 Notes debt extinguishment loss was comprised of the write-off of the pro-rata amount of debt issuance costs of $0.5 million allocated to the notes retired, and allocated third party costs of $0.2 million. The loss on the debt itself was calculated as the difference between the fair value of the liability component of the 2010 Notes amount retired immediately before the respective exchanges and its related carrying value immediately before the repurchases. The fair value of the liability component was calculated using a discounted cash flow technique, and the Company used effective interest rates of 2.71% for the 2010 Notes and 3.87% and 3.41% for the 2012 Notes, which had two valuation dates, representing the estimated rate for non-convertible debt (with similar features as the 2010 and 2012 Notes excluding the conversion feature) issued by a company with a credit rating similar to the Company. In addition, under this accounting standard, a portion of the fair value of the consideration transferred is allocated to the reacquisition of the equity component, which is the difference between the fair value of the consideration transferred and the fair value of the liability component immediately before the extinguishment. As a result, on a gross basis, $49.9 million related to the 2010 Notes and $38.9 million related to the 2012 Notes were allocated to the reacquisition of the equity component of the original instrument, which was recorded net of deferred taxes of $10.0 million and $12.5 million, respectively, within additional paid-in-capital.
Interest expense under the Convertible Notes was as follows:

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Amortization of debt discount	$5.8	$9.0	$12.2	$17.8
Amortization of deferred financing costs	0.3	0.4	0.6	0.9
Principal accretion	4.1	4.0	8.2	7.9
Non-cash interest expense	10.2	13.4	21.0	26.6
2.00% accrued interest (cash)	2.7	4.8	5.9	9.5
	$12.9	$18.2	$26.9	$36.1

Accounts Receivable Securitization Program
On April 25, 2016, the Company entered into a $200.0 million accounts receivable securitization program (the "Securitization Program") with several of its wholly owned subsidiaries and certain financial institutions. Under the terms of the Securitization Program, the Company and certain of its wholly-owned subsidiaries will sell their respective customer receivables to a bankruptcy remote special purpose entity, which is wholly-owned by the Company. The Company will also contribute a portion of its customer receivables to the special purpose entity. The Company retains servicing responsibility. The special purpose entity, as borrower, and the Company, as servicer, have entered into a Credit and Security Agreement with several lenders pursuant to which the special purpose entity may borrow up to $200.0 million from the lenders, with the loans secured by the receivables. In addition, the Company may request from the lenders an increase in the borrowing limit of up to $50.0 million during the term of the agreement, although such additional borrowing limit is uncommitted. Borrowings outstanding under the Securitization Program will bear interest at LIBOR plus the applicable margin of 0.7% and will be included as a component of current liabilities in the Company's consolidated balance sheet, while the accounts receivable securing these obligations will be included as a component of net receivables in the Company's consolidated balance sheet. The Company and the special purpose entity have been formed and are operated and maintained as separate legal entities. The assets and liabilities of the special purpose entity, which are separate from those of the Company, are not available to pay the debts of the Company and do not constitute obligations of the Company.

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
During fiscal 2015, the Company entered into separate interest rate cap agreements with multiple counter-parties to help mitigate the interest rate volatility associated with the variable rate interest on its credit facilities under the Prior Credit Agreement, which was replaced by the new Credit Agreement. Interest rate cap agreements provide the right to receive cash if the reference interest rate rises above a contractual rate. The aggregate premium paid by the Company for the interest rate cap agreements was $13.2 million, which was the initial fair value of the instruments recorded in the Company's financial statements.
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
As of March 26, 2016, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the interest rate caps were recorded in the Consolidated Statements of Comprehensive Income as a component of AOCI.
During the three and six months ended March 26, 2016, $0.7 million and $1.0 million, respectively, was reclassified from AOCI to the Company’s Consolidated Statements of Income related to the interest rate cap agreements. The Company expects to similarly reclassify approximately $6.1 million from AOCI to the Consolidated Statements of Income in the next twelve months.
The aggregate fair value of these interest rate caps was $3.7 million and $6.9 million at March 26, 2016 and September 26, 2015, respectively and is included in both Prepaid expenses and other current assets and Other assets on the Company’s Consolidated Balance Sheet. Refer to Note 2 “Fair Value Measurements” above for related fair value disclosures.
Forward Foreign Currency Contracts
The Company enters into forward foreign currency exchange contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, and the Australian dollar. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are for periods of one year or less. During the first quarter of fiscal 2016, the

Company began to execute forward foreign currency contracts in order to mitigate its exposure to fluctuations in various currencies against its reporting currency, the U.S. dollar. The Company did not elect hedge accounting for these forward foreign currency contracts; however, the Company may seek to apply hedge accounting in future scenarios. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net. During the three and six months ended March 26, 2016, the Company recorded a net unrealized loss of $0.7 million and an unrealized gain of $0.3 million, respectively, on the mark-to-market for its outstanding forward foreign currency contracts within other income (expense), net in the Consolidated Statements of Income and a realized gain of $0.6 million and $1.0 million, respectively from settling forward foreign currency contracts.
As of March 26, 2016, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar of forecasted transactions denominated in the Euro, UK Pound and the Australian dollar with a notional amount of $65.5 million.
Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of March 26, 2016:

	Balance Sheet Location	March 26, 2016	September 26, 2015
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap agreements	Prepaid expenses and other current assets	$0.9	$0.7
Interest rate cap agreements	Other assets	2.8	6.2
		$3.7	$6.9

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$1.2	$—

Liabilities:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$0.9	$—

The following table presents the unrealized loss recognized in AOCI related to the interest rate caps for the following reporting periods:

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Amount of loss recognized in other comprehensive income, net of taxes:
Interest rate cap agreements	$(2.2)	$(1.6)	$(1.9)	$(1.6)
The following table presents the adjustment to fair value (realized and unrealized) recorded within the Consolidated Statements of Income for derivative instruments for which the Company did not elect hedge accounting:

Derivatives not classified as hedging instruments	Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
	Three Months Ended March 26, 2016	Six Months Ended March 26, 2016
Forward foreign currency contracts	$(0.1)	$1.3	Other income (expense), net

(6) Commitments and Contingencies
Litigation and Related Matters

On June 9, 2010, Smith & Nephew, Inc. ("Smith & Nephew") filed suit against Interlace Medical, Inc. ("Interlace"), which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. The complaint alleged that the Interlace MyoSure hysteroscopic tissue removal device infringed U.S. patent 7,226,459. On November 22, 2011, Smith & Nephew filed suit against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that use of the MyoSure hysteroscopic tissue removal system infringed U.S. patent 8,061,359. Both complaints sought permanent injunctive relief and unspecified damages. On September 4, 2012, following a two week trial, the jury returned a verdict of infringement of both the ‘459 and ‘359 patents and assessed damages of $4.0 million. A bench trial regarding the Company’s assertion of inequitable conduct on the part of Smith & Nephew with regard to the ‘359 patent was held on December 9, 2012 and oral arguments on the issue of inequitable conduct were presented on February 27, 2013. On June 27, 2013, the Court denied the Company’s motions related to inequitable conduct and allowed Smith & Nephew’s request for injunction, but ordered that enforcement of the injunction be stayed until final resolution, including appeal, of the current re-examinations of both patents at the United States Patent and Trademark Office (“USPTO”). The Court also rejected the jury’s damage award and ordered the parties to identify a mechanism for resolving the damages issue. The Company intends to file post-trial motions seeking to reverse the jury’s verdict. The USPTO has issued final decisions that the claims of the ‘459 and the '359 patents asserted as part of the litigation are not patentable. Smith & Nephew has appealed these decisions to the U.S. Patent Trial and Appeal Board. On January 20, 2016 the U.S. Patent Trial and Appeal Board affirmed the USPTO decision holding the claims at issue in the ‘459 patent as invalid. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.
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
On March 27, 2015, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware. The complaint alleged that certain additional Company molecular diagnostic products, including, inter alia, the Procleix Parvo/HAV assays and coagulation products, including the Invader Factor II test and the Invader Factor V test, also infringe U.S. Patent 6,992,180. The complaint further alleged that certain of the Company’s molecular diagnostic products, including the Company’s Progensa PCA3 products, all Aptima products and all Procleix products infringe Enzo’s U. S. Patent 7,064,197. On June 11, 2015, this matter was stayed pending the resolution of summary judgment motions in the 2012 case referenced above. On March 30, 2016 Hologic filed a request for inter-parties review of the ‘179 patent at the USPTO. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.
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

(7) Marketable Securities
The following reconciles the cost basis to the fair market value of the Company’s equity securities that are classified as available-for-sale:

Period Ended:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Fair Value
Six Months Ended March 26, 2016	$2.4	$—	$(1.5)	$—	$0.9
Year Ended September 26, 2015	$16.1	$7.2	$(0.3)	$(7.8)	$15.2
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

(8) Net Income Per Share
A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Basic weighted average common shares outstanding	282,474	280,338	282,725	279,505
Weighted average common stock equivalents from assumed exercise of stock options and stock units	2,301	2,492	2,705	2,478
Incremental shares from Convertible Notes premium	3,082	4,750	4,484	3,395
Diluted weighted average common shares outstanding	287,857	287,580	289,914	285,378
Weighted-average anti-dilutive shares related to:
Outstanding stock options	1,106	1,865	919	2,824
Stock units	150	46	109	93
The Company has outstanding Convertible Notes, and the principal balance and any conversion premium may be satisfied, at the Company’s option, by issuing shares of common stock, cash or a combination of shares and cash. The Company's current policy is that it will settle the principal balance of the Convertible Notes in cash. As such, the Company applies the treasury stock method to these securities and the dilution related to the conversion premium of the 2010, 2012 and 2013 Notes is included in the calculation of diluted weighted-average shares outstanding to the extent each issuance is dilutive based on the average stock price during each reporting period being greater than the conversion price of the respective Notes.

(9) Stock-Based Compensation
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Cost of revenues	$2.5	$2.3	$4.7	$4.3
Research and development	2.6	2.2	5.0	4.1
Selling and marketing	2.7	2.3	5.2	4.3
General and administrative	6.9	6.9	15.7	13.0
Restructuring and divestiture	—	—	—	0.1
	$14.7	$13.7	$30.6	$25.8
The Company granted 1.0 million and 1.2 million stock options during the six months ended March 26, 2016 and March 28, 2015, respectively, with weighted-average exercise prices of $39.47 and $26.42, respectively. There were 6.7 million options outstanding at March 26, 2016 with a weighted-average exercise price of $24.80.
The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Risk-free interest rate	1.6%	1.7%	1.6%	1.7%
Expected volatility	37.8%	38.6%	37.8%	38.6%
Expected life (in years)	4.7	5.3	4.7	5.3
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$11.80	$10.36	$12.98	$9.55
The Company granted 1.0 million and 1.4 million restricted stock units (RSUs) during the six months ended March 26, 2016 and March 28, 2015, respectively, with weighted-average grant date fair values of $39.63 and $26.35 per unit, respectively. As of March 26, 2016, there were 3.3 million unvested RSUs outstanding with a weighted-average grant date fair value of $29.58 per unit. In addition, the Company granted 0.2 million and 0.3 million performance stock units (PSUs) during the six months ended March 26, 2016 and March 28, 2015, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $39.72 and $26.58 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company is recognizing compensation expense ratably over the required service period based on its estimate of the number of shares that will vest. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.
At March 26, 2016, there was $27.3 million and $97.7 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs and PSUs), respectively, to be recognized over a weighted-average period of 3.3 years and 2.4 years, respectively.

(10) Share Repurchase
On November 11, 2013, the Company announced that its Board of Directors authorized the repurchase of up to $250.0 million of its outstanding common stock over the next three years. During the second quarter of fiscal 2016, the Company repurchased 4.3 million shares of its common stock for total consideration of $148.8 million with a weighted average per share price of $34.36. Total cash paid for these transactions during the second quarter aggregated $135.9 million with $12.9 million remaining unpaid as of March 26, 2016.

(11) Other Balance Sheet Information

	March 26, 2016	September 26, 2015
Inventories
Raw materials	$98.6	$98.3
Work-in-process	55.3	58.7
Finished goods	131.2	126.1
	$285.1	$283.1

Property, plant and equipment
Equipment and software	$377.8	$365.9
Equipment under customer usage agreements	319.3	305.7
Building and improvements	182.8	182.1
Leasehold improvements	59.1	59.2
Land	51.4	51.4
Furniture and fixtures	18.1	17.3
	1,008.5	981.6
Less – accumulated depreciation and amortization	(554.4)	(524.5)
	$454.1	$457.1

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
Identifiable assets for the four principal operating segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues during the three and six months ended March 26, 2016 and March 28, 2015. Segment information is as follows:

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Total revenues:
Diagnostics	$304.4	$296.7	$615.1	$600.8
Breast Health	275.8	255.5	537.9	497.5
GYN Surgical	90.9	79.1	189.7	163.5
Skeletal Health	22.2	24.2	45.7	46.5
	$693.3	$655.5	$1,388.4	$1,308.3
Income from operations:
Diagnostics	$34.3	$27.1	$65.8	$55.3
Breast Health	88.4	75.4	160.0	135.9
GYN Surgical	11.5	4.5	32.3	17.7
Skeletal Health	1.9	2.8	4.0	4.4
	$136.1	$109.8	$262.1	$213.3
Depreciation and amortization:
Diagnostics	$83.8	$91.9	$167.4	$180.5
Breast Health	5.1	8.3	12.4	15.9
GYN Surgical	24.8	26.0	49.5	51.5
Skeletal Health	0.3	0.4	0.6	0.7
	$114.0	$126.6	$229.9	$248.6
Capital expenditures:
Diagnostics	$13.0	$11.4	$24.9	$26.2
Breast Health	3.4	3.0	5.4	5.5
GYN Surgical	3.4	2.4	6.8	4.4
Skeletal Health	0.1	0.1	0.2	0.2
Corporate	2.1	1.8	4.4	3.4
	$22.0	$18.7	$41.7	$39.7

	March 26, 2016	September 26, 2015
Identifiable assets:
Diagnostics	$3,912.0	$4,055.8
Breast Health	811.8	815.4
GYN Surgical	1,612.2	1,658.1
Skeletal Health	29.9	25.3
Corporate	920.4	1,115.5
	$7,286.3	$7,670.1
The Company had no customers that represented greater than 10% of consolidated revenues during the three and six months ended March 26, 2016 and March 28, 2015.
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
Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
United States	79.0%	75.5%	78.7%	74.8%
Europe	10.4%	11.8%	10.2%	12.7%
Asia-Pacific	7.4%	8.9%	7.6%	8.8%
All others	3.2%	3.8%	3.5%	3.7%
	100.0%	100.0%	100.0%	100.0%

(13) Income Taxes
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
The Company’s effective tax rate for the three and six months ended March 26, 2016 was 25.0% and 25.5%, respectively, compared to 21.4% and 26.6%, respectively, for the corresponding periods in the prior year. For the current three and six month periods, the effective tax rate was lower than the statutory tax rate primarily due to increased foreign profits at lower tax rates, the domestic production activities deduction benefit, and a change in the valuation allowance related to the sale of a marketable security that had a gain for book purposes. For the three and six months ended March 28, 2015, the effective tax rate differed from the statutory rate primarily due to the domestic production activities deduction benefit and reserve reversals attributable to a favorable income tax audit settlement.
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in the balance sheet. Rather, it requires that deferred tax assets and liabilities are classified as noncurrent in the balance sheet. The Company adopted this standard prospectively in the first quarter of fiscal 2016, and prior periods were not retrospectively adjusted.

(14) Intangible Assets
Intangible assets consisted of the following:

Description	As of March 26, 2016		As of September 26, 2015
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology	$3,983.8	$1,843.1	$3,979.1	$1,698.5
In-process research and development	3.7	—	3.7	—
Customer relationships and contracts	1,100.0	507.0	1,101.1	467.5
Trade names	236.3	136.6	236.4	131.5
Business licenses	2.5	2.1	2.5	2.1
	$5,326.3	$2,488.8	$5,322.8	$2,299.6
In the second quarter of fiscal 2016, the Company acquired certain intellectual property for $4.8 million, which was recorded in developed technology.
The estimated remaining amortization expense as of March 26, 2016 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2016	$187.6
Fiscal 2017	$366.1
Fiscal 2018	$355.6
Fiscal 2019	$343.9
Fiscal 2020	$332.9

(15) Product Warranties
Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Six Months Ended:
March 26, 2016	$5.4	$7.3	$(3.3)	$9.4
March 28, 2015	$6.3	$2.9	$(3.5)	$5.7
During the first quarter of fiscal 2016, the Company recorded a warranty provision of $4.0 million related to certain products sold exclusively in the Chinese market.

(16) Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated balances of other comprehensive loss for the periods presented:

	Three Months Ended March 26, 2016					Six Months Ended March 26, 2016
	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(19.9)	$(0.9)	$(1.8)	$(3.3)	$(25.9)	$(15.7)	$6.9	$(1.8)	$(3.9)	$(14.5)
Other comprehensive income (loss) before reclassifications	(1.2)	(0.6)	—	(2.2)	(4.0)	(5.4)	(1.2)	—	(1.9)	(8.5)
Amounts reclassified to statement of income	—	—	—	0.7	0.7	—	(7.2)	—	1.0	(6.2)
Ending Balance	$(21.1)	$(1.5)	$(1.8)	$(4.8)	$(29.2)	$(21.1)	$(1.5)	$(1.8)	$(4.8)	$(29.2)

	Three Months Ended March 28, 2015					Six Months Ended March 28, 2015
	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(13.7)	$14.0	$(1.5)	$—	$(1.2)	$(4.7)	$8.9	$(1.6)	$—	$2.6
Other comprehensive income (loss) before reclassifications	(9.5)	(8.3)	—	(1.6)	(19.4)	(18.5)	(3.2)	0.1	(1.6)	(23.2)
Amounts reclassified to statement of income	—	—	—	—	—	—	—	—	—	—
Ending Balance	$(23.2)	$5.7	$(1.5)	$(1.6)	$(20.6)	$(23.2)	$5.7	$(1.5)	$(1.6)	$(20.6)

(17) New Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). The guidance changes how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize income tax effects of awards in the income statement when the awards vest or are settled. The guidance also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes by providing for withholding at the employee's maximum rate as opposed to the minimum rate without triggering liability accounting and by allowing an entity-wide policy election to account for forfeitures as they occur. The updated guidance is effective for annual periods beginning after December 15, 2016, and is applicable to the Company in fiscal 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires an entity to recognize a right-of-use asset and a lease liability for virtually all of its leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The guidance is effective for annual periods beginning after December 15, 2018, and is applicable to the Company in fiscal 2020. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial position and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values, however; the exception requires the Company to consider relevant transactions that can be reasonably known to identify any observable price changes that would impact the fair value. This guidance also changes certain disclosure requirements and other aspects of current US GAAP. This guidance is effective for annual periods beginning after December 15, 2017, and is applicable to the Company in fiscal 2019. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial position and results of operations.

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

RESULTS OF OPERATIONS
All dollar amounts in tables are presented in millions.
Product Revenues

	Three Months Ended						Six Months Ended
	March 26, 2016		March 28, 2015		Change		March 26, 2016		March 28, 2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$298.2	43.0%	$290.4	44.3%	$7.8	2.7%	$601.6	43.3%	$586.6	44.8%	$15.0	2.6%
Breast Health	179.0	25.8%	159.9	24.4%	19.1	11.9%	347.4	25.0%	310.7	23.8%	36.7	11.8%
GYN Surgical	90.6	13.1%	78.8	12.0%	11.8	15.0%	189.1	13.6%	162.9	12.4%	26.2	16.1%
Skeletal Health	15.2	2.2%	17.3	2.6%	(2.1)	(12.2)%	32.1	2.3%	32.8	2.5%	(0.7)	(2.1)%
	$583.0	84.1%	$546.4	83.3%	$36.6	6.7%	$1,170.2	84.2%	$1,093.0	83.5%	$77.2	7.1%
We generated an increase in product revenues in both the three and six month periods compared to the corresponding periods in the prior year across each of our business segments, with the exception of Skeletal Health. Product revenues increased 6.7% and 7.1%, respectively, in the current year periods, as reported growth was partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies, most notably the Euro, Australian dollar and UK Pound.
Diagnostics product revenues increased 2.7% and 2.6% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year due to increases in Molecular Diagnostics of $5.6 million and $15.7 million, respectively, and Cytology & PeriNatal of $2.9 million and $3.5 million, respectively, partially offset by a decrease in Blood Screening of $0.7 million and $4.2 million, respectively.
Molecular Diagnostics product revenue, and in particular revenue related to our Aptima family of assays, increased in the current three and six month periods primarily due to our increased installed base of Panther instruments, which is driving higher volumes of assay testing. These increases were partially offset by a slight decline in average selling prices, a reduction in Cervista HPV revenues as our larger customers transition to our Panther system and the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, which had more of an impact on the six month results than the current three month results. The increase in our Cytology & PeriNatal products in the current three and six month periods compared to the corresponding periods in the prior year was primarily related to the increased sales of our ThinPrep Pap Test in the U.S. while international sales volumes were relatively flat. The international revenues in this business line were also impacted by the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, which had more of an impact on the six month results than the current three month results. Blood screening revenues decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a reduction in volumes related to the agreement between Grifols and the Japanese Red Cross. This revenue decrease was partially offset by fluctuations in Grifols' domestic inventory levels, including increased fulfillment of the West Nile Virus assay.
Breast Health product revenues increased 11.9% and 11.8% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to an increase in our digital mammography systems and related components revenue of $22.9 million and $40.8 million, respectively. This increase is primarily due to higher sales volume of our 3D Dimensions systems on a worldwide basis, principally driven by domestic sales, which represent a higher percentage of total 3D system sales and have higher average selling prices. In addition, we also had higher software sales primarily driven by our C-View product. These increases were partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, which had more of an impact on the six month results than the current three month results, and decreases in the sales volume of our 2D Selenia product. In addition, the Company had no sales from its MRI coils business in fiscal 2016, which was fully disposed of during fiscal 2015 and contributed $5.1 million and $5.3 million for the three and six month periods ended March 28, 2015, respectively.

GYN Surgical product revenues increased 15.0% and 16.1% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to an increase in MyoSure system sales of $7.9 million and $19.2 million, respectively. NovaSure revenues increased by $3.6 million and $6.8 million, respectively, in the current three and six month periods compared to the corresponding periods in the prior year as volumes increased domestically, which we believe is partially attributable to a recent competitive withdrawal from the market, and to a lesser extent internationally. These increases were partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, which had more of an impact on the six month results than the current three month results.
Skeletal Health product revenues decreased 12.2% and 2.1% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to lower sales volumes of our older Discovery products, which were partially offset by increases in our Horizon osteoporosis assessment product sales volume. These decreases were driven by lower sales volumes internationally, which were partially offset by increased sales volumes domestically in both of the current three and six month periods. In addition, mini C-arm sales were lower in both of the current three and six month periods.
Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
United States	77.8%	74.1%	77.5%	73.3%
Europe	10.9%	12.1%	10.7%	13.2%
Asia-Pacific	8.1%	9.9%	8.4%	9.7%
All others	3.2%	3.9%	3.4%	3.8%
	100.0%	100.0%	100.0%	100.0%
The increase in product revenues in the United States as a percentage of consolidated product revenues in the current three and six month periods compared to the corresponding periods in the prior year was primarily the result of higher total product revenue in the U.S. in our Breast Health and Molecular Diagnostic product lines. The impact of the U.S. increases, lower overall international revenues, and the negative impact of the strengthening U.S. dollar, primarily against the Euro and UK Pound, resulted in a reduction in European and Asia-Pacific revenues as a percentage of consolidated revenues in both the current year periods.
Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 26, 2016		March 28, 2015		Change		March 26, 2016		March 28, 2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$110.3	15.9%	$109.1	16.7%	$1.2	1.1%	$218.2	15.7%	$215.3	16.5%	$2.9	1.4%
Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment. Service and other revenues increased 1.1% and 1.4% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to slightly higher service contract renewal rates and higher installation and training revenues related to our increased sales of 3D Dimensions systems, and an increase in spare parts sales.

Cost of Product Revenues

	Three Months Ended						Six Months Ended
	March 26, 2016		March 28, 2015		Change		March 26, 2016		March 28, 2015		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$182.0	31.2%	$186.7	34.2%	$(4.7)	(2.5)%	$370.1	31.6%	$373.4	34.2%	$(3.3)	(0.9)%
Amortization of Intangible Assets	70.8	12.2%	78.6	14.4%	(7.8)	(9.9)%	144.3	12.3%	152.5	14.0%	(8.2)	(5.4)%
	$252.8	43.4%	$265.3	48.6%	$(12.5)	(4.7)%	$514.4	44.0%	$525.9	48.1%	$(11.5)	(2.2)%
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 31.2% and 31.6% in the current three and six month periods, respectively, compared to 34.2% in each of the corresponding periods in the prior year. Cost of product revenues as a percentage of product revenues in both the current year periods decreased in each of our business segments compared to the corresponding periods in the prior year, resulting in the overall improvement in gross margins.
Diagnostics' product costs as a percentage of revenue decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in product revenue related to the increase in Aptima assay sales and related volumes resulting in favorable manufacturing variances, and lower production costs at our manufacturing facilities as we improve our operational effectiveness and renegotiate pricing with certain of our vendors. In addition, we generated an increase in domestic sales, which have higher average selling prices, while international sales declined in both the current three and six month periods compared to the corresponding periods in the prior year resulting in an improved gross margin. Partially offsetting these improvements was the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, primarily impacting the current six month period.

Breast Health’s product costs as a percentage of revenue decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the favorable product mix shift to our higher margin 3D Dimensions systems which also have higher average sales prices than our 2D systems. In addition, we had higher software sales primarily due to our C-View product, which have higher gross margins than capital equipment sales, and we experienced favorable manufacturing variances. Further, we generated an increase in domestic sales, which have higher average selling prices, while international sales declined in both the current three and six month periods compared to the corresponding periods in the prior year resulting in an improved gross margin. Partially offsetting these improvements was the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, which had more of an impact on the six month results than the current three month results, and a $6.0 million aggregate charge related to inventory and warranty costs associated with product produced exclusively for the Chinese market recorded in the first quarter of fiscal 2016.

GYN Surgical’s product costs as a percentage of revenue decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in sales volume for both our MyoSure and NovaSure products resulting in favorable manufacturing variances, partially offset by product mix shift to our lower margin MyoSure product. In addition, the prior year periods included a $4.0 million charge to write-off inventory that would not be utilized.

Skeletal Health’s product costs as a percentage of revenue decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to favorable manufacturing variances as we build additional inventory in anticipation of outsourcing the manufacturing of a majority of the division's products to a third party.
Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 8.5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to lower amortization expense from intangible assets from the Cytyc acquisition, which are being amortized based on the pattern of economic use, and the full amortization of assets acquired in our Suros acquisition.

Cost of Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 26, 2016		March 28, 2015		Change		March 26, 2016		March 28, 2015		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$55.5	50.3%	$54.2	49.7%	$1.3	2.3%	$109.9	50.4%	$107.8	50.1%	$2.1	2.0%
Service and other revenues gross margin decreased slightly to 49.7% and 49.6% in the current three and six month periods, respectively, compared to 50.3% and 49.9% in the corresponding periods in the prior year, respectively.
Operating Expenses

	Three Months Ended						Six Months Ended
	March 26, 2016		March 28, 2015		Change		March 26, 2016		March 28, 2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$59.1	8.5%	$53.3	8.1%	$5.8	11.0%	$110.8	8.0%	$105.2	8.0%	$5.6	5.3%
Selling and marketing	100.8	14.5%	83.0	12.7%	17.8	21.4%	200.3	14.4%	169.0	12.9%	31.3	18.5%
General and administrative	62.4	9.0%	60.3	9.2%	2.1	3.5%	139.5	10.0%	121.7	9.3%	17.8	14.6%
Amortization of intangible assets	22.8	3.3%	27.6	4.2%	(4.8)	(17.4)%	45.4	3.3%	55.4	4.2%	(10.0)	(18.0)%
Restructuring and divestiture charges	3.8	0.5%	2.0	0.3%	1.8	90.0%	6.0	0.4%	10.0	0.8%	(4.0)	(40.0)%
	$248.9	35.9%	$226.2	34.5%	$22.7	10.0%	$502.0	36.2%	$461.3	35.3%	$40.7	8.8%
Research and Development Expenses. Research and development expenses increased 11.0% and 5.3% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to higher compensation, primarily in our Breast Health and GYN Surgical segments, partially from additional headcount in fiscal 2016. There was also an increase in new product development spend in Breast Health and GYN Surgical for prototype materials and consulting. These increases were partially offset by decreased program spend primarily within our Diagnostics business, including decreased clinical spending and lower spend for prototype materials. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses increased 21.4% and 18.5% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to higher compensation from an increase in headcount in Diagnostics, GYN Surgical and Breast Health, increased commissions as a result of higher sales, an increase in spending on a number of marketing initiatives primarily in our Breast Health and Diagnostics businesses, higher medical education spend in GYN Surgical and higher travel, trade show and meeting expenses.
General and Administrative Expenses. General and administrative expenses increased 3.5% and 14.6% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year. The increase in the current three and six month periods compared to the corresponding periods in the prior year is primarily due to higher salary and compensation from increased headcount and improved operating results, increased consulting, tax, and legal expenses for a number of corporate initiatives including organizational structure changes and finance operational improvements, and an increase in information systems infrastructure and project costs. These increases were partially offset by lower medical device excise taxes of $6.1 million and $5.1 million for the three and six months ended March 26, 2016, respectively, related to the Protecting Americans from Tax Hikes Act of 2015 ("PATH"), which went into effect December 15, 2015, and provides for a two-year moratorium on the 2.3% excise tax imposed on the sale of medical devices, covering sales made on or after January 1, 2016 through December 31, 2017. In addition, the increase in expenses in the current six month period was also driven by a $6.0 million charge for settling a fee dispute in the first quarter of fiscal 2016.
Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names and business licenses related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense decreased 17.4% and 18.0% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to lower amortization expense from intangible assets from the Gen-Probe Incorporated acquisition (we phased out certain corporate trade names in fiscal 2015) and the Cytyc acquisition, which are being amortized based on the pattern of economic use.
Restructuring and Divestiture Charges. In fiscal 2014, we implemented cost containment measures that primarily resulted in headcount reductions and also started the process of reorganizing our senior management team and international structure, which led to additional headcount actions in fiscal 2015. In addition, in fiscal 2015, we decided to shut down our Bedford, Massachusetts facility and transfer production of our Skeletal Health products to a third-party contract manufacturer and other activities to our Marlborough, Massachusetts and Danbury, Connecticut facilities. As such, we will terminate certain manufacturing employees. We also implemented additional organizational changes to our international operations in the first two quarters of fiscal 2016, which we expect will continue throughout fiscal 2016 and result in additional charges. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are being recognized either ratably over the respective required employee service periods or up-front for contractual benefits, and other charges are being recognized as incurred. In the current three and six month periods, we recorded aggregate charges of $3.8 million and $6.0 million, respectively, related to these actions for severance and benefits. In the prior year period, we recorded aggregate charges of $2.0 million and $10.0 million, respectively, related to these actions, primarily for severance and benefits and, to a lesser extent facility closure costs. For additional information pertaining to restructuring actions and charges, please refer to Note 3 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.
Interest Expense

	Three Months Ended				Six Months Ended
	March 26, 2016	March 28, 2015	Change		March 26, 2016	March 28, 2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(39.1)	$(49.4)	$10.3	(20.9)%	$(78.3)	$(101.9)	$23.6	(23.1)%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our Convertible Notes, 2022 Senior Notes and amounts borrowed under our Credit Agreement and Prior Credit Agreement. The decrease in interest expense in the current three and six month periods compared to the corresponding periods in the prior year was primarily due to lower outstanding debt balances as a result of scheduled principal payments, a term loan prepayment and extinguishments in fiscal 2015 and, to a lesser extent, Convertible Note repurchases in fiscal 2016 of $226.6 million principal amount, and lower interest rates in fiscal 2016 as a result of debt refinancings in fiscal 2015.

Debt Extinguishment Loss

	Three Months Ended				Six Months Ended
	March 26, 2016	March 28, 2015	Change		March 26, 2016	March 28, 2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Debt Extinguishment Loss	$(4.5)	$—	$(4.5)	(100.0)%	$(4.5)	$(6.7)	$2.2	(32.8)%
On various dates during the second quarter of fiscal 2016, we entered into privately negotiated repurchase transactions and extinguished $90.0 million and $136.6 million principal amount of our 2010 Notes and 2012 Notes, respectively, for total payments of $140.1 million and $171.3 million, respectively. In connection with these transactions, we recorded a debt extinguishment loss of

$3.8 million and $0.7 million on the 2010 Notes and 2012 Notes, respectively, related to the difference between the fair value of their respective liability components and carrying values at the repurchase dates plus a pro-rata amount of deferred issuance costs. The remaining cash payments of $88.8 million were allocated to the reacquisition of the equity component and recorded within additional paid-in capital within stockholders' equity.

In the first quarter of fiscal 2015, we made a voluntary pre-payment of $300.0 million on our Term Loan B facility under the Prior Credit Agreement. In connection with this transaction, we recorded a debt extinguishment loss of $6.7 million to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to this voluntary pre-payment. The prepayment was considered a partial debt extinguishment.
Other Income (Expense), net

	Three Months Ended				Six Months Ended
	March 26, 2016	March 28, 2015	Change		March 26, 2016	March 28, 2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income (Expense), net	$(0.8)	$0.1	$(0.9)	(900.0)%	$26.9	$(0.5)	$27.4	**
** Percentage not meaningful

For the current three month period, this account was primarily comprised of losses of $0.8 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan and net foreign currency exchange losses of $0.1 million. For the prior year corresponding three month period, this account was primarily comprised of gains of $0.5 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan, partially offset by net foreign currency exchange losses of $0.4 million.

For the current six month period, this account was primarily comprised of a $25.2 million realized gain on the sale of a marketable security, a gain of $0.4 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan and net foreign currency exchange gains of $1.0 million. For the prior year corresponding six month period, this account was primarily comprised of net foreign currency exchange losses of $1.9 million, partially offset by gains of $1.5 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan.
Provision for Income Taxes

	Three Months Ended				Six Months Ended
	March 26, 2016	March 28, 2015	Change		March 26, 2016	March 28, 2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$23.0	$13.0	$10.0	76.9%	$52.8	$27.9	$24.9	89.2%
Our effective tax rate for the current three and six month periods was 25.0% and 25.5%, respectively, compared to 21.4% and 26.6%, respectively, for the corresponding periods in the prior year. For the current three and six month periods, the effective tax rate was lower than the statutory tax rate primarily due to increased foreign profits at lower tax rates, the domestic production activities deduction benefit, and a change in the valuation allowance related to the sale of a marketable security that had a gain for book purposes. For the three and six months ended March 28, 2015, the effective tax rate differed from the statutory rate primarily due to the domestic production activities deduction benefit and reserve reversals attributable to a favorable income tax audit settlement.
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

Diagnostics

	Three Months Ended				Six Months Ended
	March 26, 2016	March 28, 2015	Change		March 26, 2016	March 28, 2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$304.4	$296.7	$7.7	2.6%	$615.1	$600.8	$14.3	2.4%
Operating Income	$34.3	$27.1	$7.2	26.6%	$65.8	$55.3	$10.5	19.0%
Operating Income as a % of Segment Revenue	11.2%	9.1%			10.7%	9.2%
Diagnostics revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above.
Operating income for this business segment increased in the current three and six month periods compared to the corresponding periods in the prior year due to increased gross profit in absolute dollars, partially offset by higher operating expenses. Gross profit in absolute dollars increased in the current year periods primarily due to increased Aptima sales and related favorable manufacturing variances, and lower production costs at our manufacturing facilities as we improve our operational effectiveness and renegotiate pricing with certain of our vendors. In addition, amortization expense was lower in the current year periods due to lower amortization expense from intangible assets as discussed above. Partially offsetting these improvements was the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, primarily impacting the current six month period. As a result, gross margin improved to 50.3% in both the current three and six month periods, from 47.9% and 48.3% in the corresponding prior year periods, respectively.
Operating expenses increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to higher sales and marketing spend related to various initiatives and trade shows, and an increase in compensation from higher headcount and commissions, higher legal fees and information systems infrastructure costs. These increases were partially offset by a decrease in spending on research and development project spending for clinical trials and prototype materials, lower amortization expense from intangible assets as discussed above, and lower medical device excise taxes of $2.5 million in both periods. The increase in the six month period also included an increase in legal fees related to the settlement of a fee dispute for $6.0 million.
Breast Health

	Three Months Ended				Six Months Ended
	March 26, 2016	March 28, 2015	Change		March 26, 2016	March 28, 2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$275.8	$255.5	$20.3	8.0%	$537.9	$497.5	$40.4	8.1%
Operating Income	$88.4	$75.4	$13.0	17.3%	$160.0	$135.9	$24.1	17.7%
Operating Income as a % of Segment Revenue	32.1%	29.5%			29.7%	27.3%
Breast Health revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the $19.1 million and $36.7 million increase in product revenue discussed above and the $1.2 million and $3.8 million increase in service revenue that was substantially related to slightly higher service contract renewal rates and higher installation and training revenues related to increased sales of our 3D Dimensions systems, and an increase in spare parts sales.
Operating income for this business segment increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in gross profit in absolute dollars from higher revenue, partially offset by an increase in operating expenses. The overall gross margin increased to 60.2% and 58.5% in the current three and six month periods, respectively, compared to 56.3% and 55.1% in the corresponding periods in the prior year. These increases were primarily due to the increase in 3D Dimensions sales, on both a unit basis and as a percentage of total digital mammography systems, and an increase in software related sales, each of which have higher gross margins. In addition, this business experienced favorable manufacturing variances. These increases were partially offset by the negative foreign currency impact of the strengthening U.S. dollar on our sales denominated in foreign currencies and a $6.0 million aggregate charge in the current six month period related to inventory and warranty costs associated with product produced exclusively for the Chinese market.
Operating expenses increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in compensation and commissions from an increased head count and improved operating results, higher marketing expenditures for a number of marketing programs, and increased trade show and meeting expenses, higher clinical trial and prototype materials expenses, and increased information systems infrastructure costs. These expense increases were partially offset by lower medical device excise taxes of $2.3 million and $1.5 million for the three and six months ended March 26, 2016, respectively, lower restructuring charges and lower intangible asset amortization expense.
GYN Surgical

	Three Months Ended				Six Months Ended
	March 26, 2016	March 28, 2015	Change		March 26, 2016	March 28, 2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$90.9	$79.1	$11.8	14.9%	$189.7	$163.5	$26.2	16.0%
Operating Income	$11.5	$4.5	$7.0	153.9%	$32.3	$17.7	$14.6	82.5%
Operating Income as a % of Segment Revenue	12.7%	5.7%			17.0%	10.8%
GYN Surgical revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the change in product revenues discussed above.
Operating income for this business segment increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in gross profit in absolute dollars, partially offset by an increase in operating expenses. Gross margin increased to 59.8% and 61.7% in the current three and six month periods, respectively, from 50.2% and 55.2% in the corresponding periods in the prior year. These increases were primarily due to increased sales volumes for both our MyoSure and NovaSure products resulting in favorable manufacturing variances, partially offset by product mix shift to our lower margin MyoSure products. In addition, intangible asset amortization expense is lower in the current year periods. Gross margin is also higher in the current year periods as the prior year periods included a $4.0 million charge to write-off inventory that would not be utilized.
Operating expenses increased in the current three and six month periods primarily due to an increase in compensation from additional headcount, higher commissions due to increased sales, increased spend on marketing initiatives and medical education, increased research and development expenses as we develop next generation devices and higher legal expenses.

Skeletal Health

	Three Months Ended				Six Months Ended
	March 26, 2016	March 28, 2015	Change		March 26, 2016	March 28, 2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$22.2	$24.2	$(2.0)	(8.5)%	$45.7	$46.5	$(0.8)	(1.8)%
Operating Income	$1.9	$2.8	$(0.9)	(31.9)%	$4.0	$4.4	$(0.4)	(8.9)%
Operating Income as a % of Segment Revenue	8.7%	11.7%			8.8%	9.5%
Skeletal Health revenues decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the decrease in product revenues discussed above.
Operating income decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to higher operating expenses for compensation and additional investment in research and development projects, partially offset by the increase in gross profit in absolute dollars as a result of higher sales of our higher margin Horizon product and favorable manufacturing variances as we build up inventory in advance of transitioning production of these products to a third-party manufacturer. The gross margin rate increased to 51.0% and 49.6% in the current three and six month periods, respectively, from 43.4% and 42.8% in the corresponding periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
At March 26, 2016, we had $251.6 million of working capital and our cash and cash equivalents totaled $316.3 million. Our cash and cash equivalents balance decreased by $175.0 million during the first six months of fiscal 2016 primarily due to payments to extinguish certain of our Convertible Notes and payments to repurchase common stock, partially offset by cash generated through operating activities.
In the first six months of fiscal 2016, our operating activities provided us with $314.4 million of cash, primarily due to net income of $153.8 million, non-cash charges for depreciation and amortization aggregating $229.9 million, non-cash interest expense of $26.1 million related to our outstanding debt and stock-based compensation expense of $30.6 million. These adjustments to net income were partially offset by a decrease in net deferred tax liabilities of $64.7 million, primarily from the amortization of intangible assets, and a gain on the sale of a marketable security of $25.1 million. Cash provided by operations also included a net cash outflow of $33.8 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by an increase in prepaid expenses and other assets of $15.0 million due to the timing of the annual renewal of insurance coverage and software maintenance agreements, a decrease in deferred revenue of $12.4 million primarily due to meeting revenue recognition criteria on certain transactions in the second quarter, and an increase in accounts receivable of $7.0 million due to the increase in revenue and timing of cash receipts. These cash flow uses were partially offset by a decrease in prepaid income taxes of $3.4 million based on the timing of payments versus income tax expense.
In the first six months of fiscal 2016, we used $14.5 million of cash from investing activities, primarily related to $41.7 million for capital expenditures, which consisted of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware, partially offset by cash received from the sale of a marketable security for $31.1 million.
In the first six months of fiscal 2016, our financing activities used cash of $473.6 million primarily for payments to extinguish certain of our Convertible Notes of $311.5 million, repurchases of common stock of $135.9 million, payments related to our long term debt of $37.5 million and payments of $15.6 million for employee-related taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $19.0 million from our equity plans, primarily from the exercise of stock options.
Debt
We had total recorded debt outstanding of $3.4 billion at March 26, 2016, which is comprised of amounts outstanding under our Credit Agreement of $1.61 billion (principal $1.62 billion), 2022 Senior Notes of $987.7 million (principal $1.0 billion) and Convertible Notes of $805.2 million (principal $793.3 million), which includes accretion of interest at 4.0% per annum on the 2013 Notes.
Credit Agreement
The credit facilities under the Credit Agreement consist of:

•	A $1.5 billion secured term loan to Hologic with a final maturity date of May 29, 2020 (the "Term Loan"); and

•	A secured revolving credit facility under which we may borrow up to $1 billion, subject to certain sublimits, with a final maturity date of May 29, 2020 (the "Revolver").

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
The Credit Agreement contains two financial ratio covenants measured as of the last day of each fiscal quarter: a total net leverage ratio and an interest coverage ratio. We were in compliance with these covenants as of March 26, 2016.
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
Convertible Notes
At March 26, 2016, our Convertible Notes, in the aggregate principal amount of $793.3 million, are recorded at $805.2 million, which includes accretion of interest at 4.0% per annum on the 2013 Notes and is net of the unamortized debt discount attributed to the embedded conversion feature of the convertible notes. These notes consist of:

•	$59.9 million of our 2.00% Convertible Exchange Senior Notes due 2037 issued in November 2010 ("2010 Notes");

•	$363.4 million of our 2.00% Convertible Senior Notes due 2042 issued in March 2012 ("2012 Notes"); and

•	$370.0 million of our 2.00% Convertible Senior Notes due 2043 issued in February 2013 ("2013 Notes").

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
During the second quarter of fiscal 2016, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2010 Notes on at least 20 of the last 30 consecutive trading days of the quarter. Therefore holders of the 2010 Notes are able to convert their notes during the third quarter of fiscal 2016. As such, we classified the $58.0 million carrying value of our 2010 Notes (which have a principal value of $59.9 million) as a current debt obligation. In the event the closing price conditions are met in the third quarter of fiscal 2016 or a future fiscal quarter, the 2010 Notes will be convertible at a holder's option during the immediately following fiscal quarter. As of March 26, 2016, the if-converted value of the 2010 Notes exceeded the aggregate principal amount by approximately $30.1 million.
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

Accounts Receivable Securitization Program
On April 25, 2016, we entered into a $200.0 million accounts receivable securitization program (the "Securitization Program") with several of our wholly owned subsidiaries and certain financial institutions. Under the terms of the Securitization Program, we and certain of our wholly-owned subsidiaries will sell our customer receivables to a bankruptcy remote special purpose entity, which is wholly-owned by us. We will also contribute a portion of our customer receivables to the special purpose entity. We retain servicing responsibility. The special purpose entity, as borrower, and we, as servicer, have entered into a Credit and Security Agreement with several lenders pursuant to which the special purpose entity may borrow from the lenders up to $200.0 million, with the loans secured by the receivables. In addition, we may request from the lenders an increase in the borrowing limit of up to $50.0 million during the term of the agreement, although such additional borrowing limit is uncommitted. Borrowings outstanding under the Securitization Program will bear interest at LIBOR plus the applicable margin of 0.7% and will be included as a component of current liabilities in our consolidated balance sheet, while the accounts receivable securing these obligations will be included as a component of net receivables in our consolidated balance sheet. We and the special purpose entity have been formed and are operated and maintained as separate legal entities. The assets and liabilities of the special purpose entity, which are separate from ours, are not available to pay our debts and do not constitute our obligations.

Stock Repurchase Program
On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock over the next three years. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program. During the second quarter of fiscal 2016, we repurchased 4.3 million shares of common stock for total consideration of $148.8 million with a weighted average per share price of $34.36. Total cash paid for these transactions during the second quarter aggregated $135.9 million with $12.9 million remaining unpaid as of March 26, 2016.
Legal Contingencies
We are currently involved in several legal proceedings and claims. In connection with these legal proceedings and claims, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed, as applicable in consultation with outside counsel, and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with ASC 450, Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such financial outcome can be reasonably estimated. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.
Future Liquidity Considerations
We believe that our cash and cash equivalents, cash flows from operations and the cash available under our Revolver will provide us with sufficient funds in order to fund our expected normal operations and debt payments, including interest and potential payouts for any Convertible Notes for which conversion is triggered, over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt and related deferred tax liabilities, as applicable, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our Credit Agreement, 2022 Senior Notes and Convertible Notes. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 26, 2015.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, publicly-traded equity securities, cost-method equity investments, insurance contracts and related deferred compensation plan liabilities, interest rate caps, forward foreign currency contracts, accounts payable and debt obligations. Except for our outstanding Convertible Notes and 2022 Senior Notes, the fair value of these financial instruments approximates their carrying amount. As of March 26, 2016, we have $793.3 million in principal amount of Convertible Notes outstanding, including $59.9 million principal amount of our 2010 Notes, $363.4 million principal amount of our 2012 Notes and $370.0 million principal amount of our 2013 Notes. The Convertible Notes are recorded net of the unamortized debt discount on our consolidated balance sheets. The fair value of our 2010 Notes, 2012 Notes and 2013 Notes as of March 26, 2016 was approximately $90.0 million, $459.9 million and $459.7 million, respectively. The fair value of our 2022 Senior Notes was approximately $1.04 billion. Amounts outstanding under our Credit Agreement aggregating $1.62 billion aggregate principal as of March 26, 2016 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our Convertible Notes, 2022 Senior Notes and Credit Agreement, as well as under our accounts receivable securitization program. The Convertible Notes and 2022 Senior Notes have fixed interest rates. Borrowings under our Credit Agreement currently bear interest at the Eurocurrency Rate (i.e., Libor) plus the applicable margin of 1.75% per annum. Borrowings under our accounts receivable securitization program currently bear interest at Libor plus the applicable margin of 0.7%.
As of March 26, 2016, there was $1.62 billion of aggregate principal outstanding under the Credit Agreement comprised of $1.44 billion under the Term Loan facility and $175.0 million under the Revolver. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by less than $1.0 million due to the low current interest rate environment. During fiscal 2015, we entered into multiple interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding. The critical terms of the interest rate caps were designed to mirror the terms of our LIBOR-based borrowings under the Credit Agreement, and therefore the interest rate caps are highly effective at offsetting the cash flows being hedged. We designated these derivatives as cash flow hedges of the variability of the Libor-based interest payments on $1.0 billion of principal over a 3-year period, which ends on December 31, 2017.
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
As of March 26, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 26, 2016.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions)
December 27, 2015 – January 23, 2016	2,304	$37.98	322,017	$34.52	$238.9
January 24, 2016 – February 20, 2016	9,624	34.34	1,280,036	33.83	195.6
February 21, 2016 – March 26, 2016	5,991	34.81	2,728,495	34.58	101.2
Total	17,919	$—	4,330,548	$—	$101.2
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

(2)
On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock over the next three years. Through March 26, 2016, we repurchased 4.3 million shares of our common stock for total consideration of $148.8 million in cash with a weighted average per share price of $34.36. Total cash paid for these transactions during the quarter aggregated $135.9 million with $12.9 million remaining unpaid as of March 26, 2016.

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

3.1	Fifth Amended and Restated Bylaws of Hologic, Inc.	8-K	3/4/2016

10.1‡	Settlement Agreement dated January 8, 2016 between Hologic IP Ltd, Hologic, Inc. and Claus Egstrand	10-Q	12/26/2016

10.2‡	Hologic, Inc. 2012 Employee Stock Purchase Plan, as Amended	8-K	3/4/2016

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition
_______________

‡ Indicates management contract or compensatory plan, contract or arrangement.
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	April 27, 2016	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer

Date:	April 27, 2016	/s/ Robert W. McMahon

Robert W. McMahon
Chief Financial Officer (Principal Financial Officer)