Form 10-Q
period 2016-06-25
HOLOGIC INC
filed 2016-07-27
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2016
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
As of July 22, 2016, 277,422,856 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Revenues:
Product	$601.3	$583.0	$1,771.5	$1,676.0
Service and other	116.1	110.9	334.3	326.2
	717.4	693.9	2,105.8	2,002.2
Costs of revenues:
Product	191.1	186.2	561.2	559.6
Amortization of intangible assets	77.9	73.1	222.2	225.6
Service and other	55.3	55.9	165.2	163.7
Gross Profit	393.1	378.7	1,157.2	1,053.3
Operating expenses:
Research and development	58.8	56.0	169.6	161.2
Selling and marketing	109.0	94.3	309.2	263.3
General and administrative	62.5	73.1	202.0	194.7
Amortization of intangible assets	21.9	27.4	67.3	82.8
Restructuring and divestiture charges	1.5	11.9	7.5	21.9
Total operating expenses	253.7	262.7	755.6	723.9
Income from operations	139.4	116.0	401.6	329.4
Interest income	0.2	0.3	0.6	1.0
Interest expense	(39.1)	(52.4)	(117.4)	(154.3)
Debt extinguishment loss	—	(18.2)	(4.5)	(24.9)
Other income, net	0.6	1.0	27.5	0.6
Income before income taxes	101.1	46.7	307.8	151.8
Provision for income taxes	16.3	17.3	69.1	45.3
Net income	$84.8	$29.4	$238.7	$106.5
Net income per common share:
Basic	$0.31	$0.10	$0.85	$0.38
Diluted	$0.30	$0.10	$0.83	$0.37
Weighted average number of shares outstanding:
Basic	277,853	281,184	281,101	280,064
Diluted	282,302	292,612	287,377	287,790

See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net income	$84.8	$29.4	$238.7	$106.5
Changes in foreign currency translation adjustment	(3.8)	4.5	(9.2)	(14.0)
Changes in unrealized holding gains and losses on available-for-sale securities:
Loss recognized in other comprehensive income (loss)	—	(0.7)	(1.2)	(3.9)
Gain reclassified from accumulated other comprehensive loss to the statement of income	—	—	(7.2)	—
Changes in pension plans, net of taxes	—	—	—	0.1
Changes in value of hedged interest rate caps, net of tax of $0.9 and $2.1 for the three and nine months ended June 25, 2016 and $0.5 and $1.4 for the three and nine months ended June 27, 2015:
Loss recognized in other comprehensive loss, net	(1.5)	(0.7)	(3.4)	(2.3)
Loss reclassified from accumulated other comprehensive loss to the statement of income	1.2	—	2.2	—
Other comprehensive income (loss)	(4.1)	3.1	(18.8)	(20.1)
Comprehensive income	$80.7	$32.5	$219.9	$86.4
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	June 25, 2016	September 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$441.5	$491.3
Restricted cash	—	1.4
Accounts receivable, less reserves of $11.4 and $11.1, respectively	426.2	416.1
Inventories	280.5	283.1
Deferred income tax assets	—	19.0
Prepaid income taxes	19.7	21.7
Prepaid expenses and other current assets	52.1	33.8
Total current assets	1,220.0	1,266.4
Property, plant and equipment, net	451.5	457.1
Intangible assets, net	2,737.2	3,023.2
Goodwill	2,804.7	2,808.2
Other assets	93.3	115.2
Total assets	$7,306.7	$7,670.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$333.4	$391.8
Accounts payable	131.2	117.0
Accrued expenses	287.7	272.1
Deferred revenue	158.5	163.1
Total current liabilities	910.8	944.0
Long-term debt, net of current portion	3,088.8	3,248.0
Deferred income tax liabilities	1,030.5	1,178.4
Deferred revenue	17.4	19.6
Other long-term liabilities	216.5	200.9
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 284,361 and 282,495 shares issued, respectively	2.8	2.8
Additional paid-in-capital	5,553.5	5,559.9
Accumulated deficit	(3,230.3)	(3,469.0)
Treasury stock, at cost – 7,289 shares at June 25, 2016	(250.0)	—
Accumulated other comprehensive loss	(33.3)	(14.5)
Total stockholders’ equity	2,042.7	2,079.2
Total liabilities and stockholders’ equity	$7,306.7	$7,670.1
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	June 25, 2016	June 27, 2015
OPERATING ACTIVITIES
Net income	$238.7	$106.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61.3	60.8
Amortization	289.5	308.3
Non-cash interest expense	38.8	49.5
Stock-based compensation expense	45.1	42.2
Excess tax benefit related to equity awards	(9.2)	(8.0)
Deferred income taxes	(104.2)	(110.9)
Gain on sale of available-for-sale marketable security	(25.1)	—
Debt extinguishment loss	4.5	24.9
Loss on sale of business	—	9.6
Other adjustments and non-cash items	1.2	5.0
Changes in operating assets and liabilities:
Accounts receivable	(10.8)	3.5
Inventories	2.1	32.9
Prepaid income taxes	1.9	(1.3)
Prepaid expenses and other assets	(16.2)	4.7
Accounts payable	14.4	(1.8)
Accrued expenses and other liabilities	34.7	25.3
Deferred revenue	(6.2)	2.4
Net cash provided by operating activities	560.5	553.6
INVESTING ACTIVITIES
Purchase of property and equipment	(27.0)	(27.9)
Increase in equipment under customer usage agreements	(35.8)	(30.2)
Proceeds from sale of available-for-sale marketable security	31.1	—
Purchases of insurance contracts	(5.2)	(6.4)
Sales of mutual funds	5.2	7.7
Purchase of intellectual property	(4.0)	—
Increase in other assets	(0.4)	—
Net cash used in investing activities	(36.1)	(56.8)
FINANCING ACTIVITIES
Proceeds from long-term debt	—	1,495.1
Repayment of long-term debt	(56.2)	(2,045.0)
Payments to extinguish convertible notes	(311.5)	—
Proceeds from amounts borrowed under revolving credit line	50.0	175.0
Repayment of amounts borrowed under revolving credit line	(225.0)	—
Proceeds from accounts receivable securitization agreement	200.0	—
Repurchase of common stock	(250.0)	—
Payment of debt issuance costs	—	(8.3)
Purchase of interest rate caps	—	(6.1)
Net proceeds from issuance of common stock pursuant to employee stock plans	27.4	50.4
Excess tax benefit related to equity awards	9.2	8.0
Payment of minimum tax withholdings on net share settlements of equity awards	(16.1)	(12.6)
Net cash used in financing activities	(572.2)	(343.5)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(4.4)
Net (decrease) increase in cash and cash equivalents	(49.8)	148.9
Cash and cash equivalents, beginning of period	491.3	736.1
Cash and cash equivalents, end of period	$441.5	$885.0
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and nine months ended June 25, 2016 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 24, 2016.
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three and nine months ended June 25, 2016.

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
The Company has a payment obligation to the participants under its Nonqualified Deferred Compensation Plan (“DCP”). This liability is recorded at fair value based on the underlying value of certain hypothetical investments under the DCP as designated by each participant for their benefit. Since the value of the DCP obligation is based on market prices of the underlying value of the hypothetical investments, which are Level 1 measurements, the liability itself is classified within Level 1.
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at June 25, 2016:

		Fair Value at Reporting Date Using
	Balance as of June 25, 2016	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$0.9	$0.9	$—	$—
Interest rate cap - derivative	1.2	—	1.2	—
Forward foreign currency contracts	1.0	—	1.0	—
Total	$3.1	$0.9	$2.2	$—
Liabilities:
Deferred compensation liabilities	$35.6	$35.6	$—	$—
Forward foreign currency contracts	0.4	—	0.4	—
Total	$36.0	$35.6	$0.4	$—
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of cost-method equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill.
The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $3.5 million and $4.2 million at June 25, 2016 and September 26, 2015, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost, less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to make such an estimate would be impractical.
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
Amounts outstanding under the Company’s Credit Agreement and Securitization Program of $1.43 billion and $200.0 million aggregate principal, respectively, as of June 25, 2016 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2022 Senior Notes had a fair value of approximately $1.04 billion as of June 25, 2016 based on their trading price, representing a Level 1 measurement. The fair value of the Company’s Convertible Notes is based on the trading prices of the respective notes and represents a Level 1 measurement. Refer to Note 4 for the carrying amounts of the various components of the Company’s debt.
The estimated fair values of the Company’s Convertible Notes at June 25, 2016 were as follows:

2010 Notes	$88.2
2012 Notes	475.6
2013 Notes	451.4
$1,015.2

(3) Restructuring and Divestiture Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. In addition, the Company continually assesses its management structure. As a result of these assessments, the Company has undertaken various restructuring actions, which are described below. The following table displays charges related to these actions recorded in the fiscal 2016 year to date period (9 months ended June 25, 2016) and fiscal 2015 (the year ended September 26, 2015) and a rollforward of the accrued balances from September 26, 2015 to June 25, 2016:

	Fiscal 2016 Actions	Fiscal 2015 Actions	Fiscal 2014 Actions	Other Operating Cost Reductions	Total
Restructuring and Divestiture Charges
Fiscal 2015 charges:
Workforce reductions	$—	$10.0	$6.0	$0.3	$16.3
Facility closure costs	—	—	2.0	0.6	2.6
Fiscal 2015 restructuring charges	$—	$10.0	$8.0	$0.9	$18.9
Divestiture net charges					9.6
Fiscal 2015 restructuring and divestiture charges					$28.5
Fiscal 2016 charges:
Workforce reductions	$7.5	$—	$—	$—	$7.5
Fiscal 2016 restructuring charges	$7.5	$—	$—	$—	$7.5

	Fiscal 2016 Actions	Fiscal 2015 Actions	Fiscal 2014 Actions	Other Operating Cost Reductions	Total
Rollforward of Accrued Restructuring
Balance as of September 26, 2015	$—	$3.1	$2.5	$0.1	$5.7
Fiscal 2016 restructuring charges	7.5	—	—	—	7.5
Severance payments	(3.3)	(2.6)	(1.4)	(0.1)	(7.4)
Other payments	—	—	(0.4)	—	(0.4)
Balance as of June 25, 2016	$4.2	$0.5	$0.7	$—	$5.4

Fiscal 2016 Actions

During the third quarter of fiscal 2015, the Company decided to close its Bedford, Massachusetts facility where it manufactures its Skeletal Health products and provides certain support manufacturing services for its Breast Health segment. The manufacturing of the Skeletal Health products will be outsourced to a third-party, and the Breast Health manufacturing services will be moved to the Company's Danbury, Connecticut and Marlborough, Massachusetts facilities. In addition, research and development, sales and services support and administrative functions will be moved to both Marlborough and Danbury. The transition is expected to be completed by the end of calendar 2016. In connection with this plan, certain employees, primarily in manufacturing, will be terminated. The employees were notified of termination and related benefits in the first quarter of fiscal 2016, and the Company is recording these charges pursuant to ASC 420 Exit or Disposal Cost Obligations (ASC 420). Employees are required to remain employed during this transition period and charges are being recorded ratably over the required service period. The Company recorded $0.5 million and $1.4 million in severance and benefits charges in the three and nine months ended June 25, 2016, respectively, related to this plan. The Company estimates the total severance and benefits charges will be approximately $1.7 million.
During the first quarter of fiscal 2016, the Company began implementing a second plan to consolidate and improve operational efficiency of its international sales and marketing and field services operations and certain support functions. As a result, the Company identified and terminated certain employees in the first, second and third quarters of fiscal 2016. Severance and benefit charges under this action were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712), and ASC 420 depending on the circumstances. The Company recorded severance and benefit charges of $1.0 million and $6.1 million in the three and nine months ended June 25, 2016, respectively, related to this plan. The Company is continuing to assess its organizational structure and finalize its plans and additional severance charges are expected in fiscal 2016.
Fiscal 2015 Actions
During each quarter of fiscal 2015, the Company continued to make executive management changes resulting in the termination of certain executives and employees on a worldwide basis. In addition, the Company continued to consolidate and close certain international offices to improve operational efficiency and reduce costs. Severance and benefit charges under these actions were recorded pursuant to ASC 420 and ASC 712 depending on the circumstances, and the Company recorded severance and benefit charges of $10.0 million in fiscal 2015, including $4.1 million of stock-based compensation. During the three and nine months ended June 27, 2015, the Company recorded $0.7 million and $3.7 million, respectively, for severance and benefits charges. Included in the charge is $0.7 million of stock-based compensation in the nine month period. No additional charges will be recorded under these actions.
In connection with its review of operations, the Company decided to shut-down its manufacturing operation in China, which manufactured mammography systems for the Chinese market. As a result, the Company terminated manufacturing and research and development personnel located in China. The severance charges related to this action were insignificant.
Fiscal 2014 Actions
In each quarter of fiscal 2014, the Company made executive management changes, including in the first fiscal quarter appointing Stephen P. MacMillan as President, Chief Executive Officer and a director of the Company, and implemented a number of cost reduction initiatives resulting in the termination of certain executives and employees on a worldwide basis. In addition, in the fourth quarter of fiscal 2014, the Company decided to consolidate and close certain international offices. Severance and benefit charges under these actions were recorded pursuant to ASC 420 and ASC 712 depending on the circumstances. For those employees who continued to be employed beyond the minimum retention period, charges were recorded ratably over the estimated period of the affected employees.
During fiscal 2015, in connection with these actions, the Company recorded $6.0 million for severance and benefits costs and $2.0 million for facility closure costs related to this action. The facility closure costs primarily related to lease obligation charges for three office locations where the Company had met the cease-use date criteria. The Company recorded $0.2 million and $6.1 million for severance and benefit charges in the three and nine months ended June 27, 2015, respectively, and $1.4 million and $1.6 million for facility closure costs in the three and nine months ended June 27, 2015, respectively. This action was completed in fiscal 2015.

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

(4) Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	June 25, 2016	September 26, 2015
Current debt obligations, net of debt discount:
Term Loan	$74.7	$74.6
Revolver	—	175.0
Securitization Program	200.0	—
Convertible Notes	58.7	142.2
Total current debt obligations	$333.4	$391.8
Long-term debt obligations, net of debt discount:
Term Loan	1,344.7	1,399.8
2022 Senior Notes	988.2	986.7
Convertible Notes	755.9	861.5
Total long-term debt obligations	$3,088.8	$3,248.0
Total debt obligations	$3,422.2	$3,639.8
Credit Agreement (Term Loan and Revolver)
The Company has a Credit Agreement, which covers the outstanding debt under the Term Loan and Revolver. Borrowings outstanding under the Credit Agreement for the three and nine months ended June 25, 2016 had weighted-average interest rates of 2.19% and 2.11%, respectively. The interest rate on the outstanding Term Loan borrowing at June 25, 2016 was 2.20%. Borrowings outstanding under the Credit Agreement and Prior Credit Agreement for the three and nine months ended June 27, 2015 had weighted-average interest rates of 2.39% and 2.59%, respectively. Interest expense under the Credit Agreement aggregated $10.5 million and $31.2 million for the three and nine months ended June 25, 2016, respectively. This includes non-cash interest expense of $1.1 million and $3.2 million, respectively, related to the amortization of the deferred issuance costs and accretion of the debt discount. Interest expense under the Credit Agreement and Prior Credit Agreement aggregated $12.8 million and $44.7 million for the three and nine months ended June 27, 2015, respectively. This includes $2.2 million and $8.0 million, respectively, of non-cash interest expense related to the amortization of the deferred issuance costs and accretion of the debt discount.
The Credit Agreement contains two financial covenants, a total net leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement. As of June 25, 2016, the Company was in compliance with these covenants.
On May 6, 2016, the Company used the proceeds borrowed under the Securitization Program, discussed below, to repay $175.0 million owed under its Revolver. No amounts are outstanding under the Revolver as of June 25, 2016.

On December 24, 2014, the Company voluntarily pre-paid $300.0 million of its Term Loan B facility under its Prior Credit Agreement. Pursuant to ASC 470, Debt (ASC 470), the Company recorded a debt extinguishment loss of $6.7 million in the first quarter of fiscal 2015 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to this voluntary prepayment.

During the third quarter of fiscal 2015, the Company refinanced its Prior Credit Agreement with the Credit Agreement. Pursuant to ASC 470, the accounting for the Credit Agreement was evaluated on a creditor-by-creditor basis with regard to the Prior Credit Agreement to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the Prior Credit Agreement did not participate in this refinancing transaction and ceased being creditors of the Company. As a result, the Company recorded a debt extinguishment loss of $18.2 million in the third quarter of fiscal 2015 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to these creditors. For the remainder of the creditors, this transaction was accounted for as a modification because, on a creditor-by-creditor basis, the present value of the cash flows between the two debt instruments before and after the transaction was less than 10%. Pursuant to ASC 470, subtopic 50-40, third-party costs of $4.6 million related to this transaction were recorded as interest expense and $3.8 million were recorded as deferred issuance costs to be amortized over the term of the agreement.
2022 Senior Notes
The Company's 5.250% Senior Notes due 2022 (the “2022 Senior Notes”) mature on July 15, 2022 and bear interest at the rate of 5.250% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2016. The Company recorded interest expense of $14.0 million and $41.9 million in the three and nine month periods ended June 25, 2016, respectively, which includes non-cash interest expense of $1.0 million and $2.9 million, respectively, related to the amortization of the deferred issuance costs and accretion of the debt discount. The Company used the net proceeds from the 2022 Senior Notes, plus available cash to discharge and redeem all of its outstanding 6.25% Senior Notes due 2020 ("Senior Notes"). The Company recorded interest expense related to its Senior Notes of $16.0 million and $48.0 million in the three and nine month periods ended June 27, 2015, respectively, which included non-cash interest expense of $0.4 million and $1.2 million, respectively, related to the amortization of deferred issuance costs.
Convertible Notes
During the third quarter of fiscal 2016, the closing price of the Company's common stock exceeded 130% of the applicable conversion price of its 2010 Notes on at least 20 of the last 30 consecutive trading days of the quarter. As a result, holders of 2010 Notes are able to convert their notes during the fourth quarter of fiscal 2016. Therefore, the Company classified the $58.7 million carrying value of its 2010 Notes (which have a principal value of $59.9 million) as a current debt obligation. In the event the closing price conditions are met in the fourth quarter of fiscal 2016 or a future fiscal quarter, the 2010 Notes will be convertible at a holder's option during the immediately following fiscal quarter. As of June 25, 2016, the if-converted value of the 2010 Notes exceeded the aggregate principal amount by approximately $28.3 million. It is the Company's current intent and policy to settle any conversion of the Convertible Notes as if the Company had elected to make either a net share settlement or all cash election, such that upon conversion, the Company intends to pay the holders in cash for the principal amount of the 2010 Notes and, if applicable, shares of its common stock or cash to satisfy the premium based on a calculated daily conversion value.
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
The Company accounted for the 2010 Notes and 2012 Notes extinguishment under the derecognition provisions of subtopic ASC 470-20-40, which requires the allocation of the fair value of the consideration transferred and transaction costs incurred to the extinguishment of the liability component and the reacquisition of the equity component. In connection with these transactions, the Company recorded a debt extinguishment loss on the 2010 Notes of $3.8 million and a debt extinguishment loss on the 2012 Notes of $0.7 million, for a total debt extinguishment loss of $4.5 million in the second quarter of fiscal 2016. The 2010 Notes debt extinguishment loss was comprised of the loss on the debt itself of $3.3 million, the write-off of the pro-rata amount of debt issuance costs of $0.3 million allocated to the notes retired, and allocated third party costs of $0.2 million. The 2012 Notes debt extinguishment loss was comprised of the write-off of the pro-rata amount of debt issuance costs of $0.5 million allocated to the notes retired, and allocated third party costs of $0.2 million. The loss on the debt itself was calculated as the difference between the fair value of the liability component immediately before the respective transactions and their related carrying values. The fair value of the liability component was calculated using a discounted cash flow technique, and the Company used effective interest rates of 2.71% for the 2010 Notes and 3.87% and 3.41% for the 2012 Notes, which had two valuation dates, representing the estimated rate for non-convertible debt (with similar features as the 2010 and 2012 Notes excluding the conversion feature) issued by a company with a credit rating similar to the Company. In addition, under this accounting standard, a portion of the fair value of the consideration transferred is allocated to the reacquisition of the equity component, which is the difference between the fair value of the consideration transferred and the fair value of the liability component immediately before the extinguishment. As a result, on a gross basis, $49.9 million related to the 2010 Notes and $38.9 million related to the 2012 Notes were allocated to the reacquisition of the equity component of the original instrument, which was recorded net of deferred taxes of $10.0 million and $12.5 million, respectively, within additional paid-in-capital.

Interest expense under the Convertible Notes was as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Amortization of debt discount	$5.2	$9.2	$17.3	$27.0
Amortization of deferred financing costs	0.2	0.4	0.9	1.3
Principal accretion	4.2	4.0	12.4	11.9
Non-cash interest expense	9.6	13.6	30.6	40.2
2.00% accrued interest (cash)	2.1	4.7	8.0	14.2
	$11.7	$18.3	$38.6	$54.4
Accounts Receivable Securitization Program
On April 25, 2016, the Company entered into a one-year $200.0 million accounts receivable securitization program (the "Securitization Program") with several of its wholly owned subsidiaries and certain financial institutions. Under the terms of the Securitization Program, the Company and certain of its wholly-owned subsidiaries sell their respective customer receivables to a bankruptcy remote special purpose entity, which is also a wholly-owned subsidiary of the Company. In addition, the Company also contributed a portion of its customer receivables to the special purpose entity in connection with its establishment. The Company retains servicing responsibility. The special purpose entity, as borrower, and the Company, as servicer, have entered into a Credit and Security Agreement with several lenders pursuant to which the special purpose entity may borrow up to $200.0 million from the lenders, with the loans secured by the receivables. The amount that the special purpose entity may borrow at a given point in time is determined based on the amount of qualifying receivables that are present in the special purpose entity at such point in time. The entire amount available was borrowed in the third quarter of fiscal 2016. Borrowings outstanding under the Securitization Program bear interest at LIBOR plus the applicable margin of 0.70% and are included as a component of current liabilities in the Company's consolidated balance sheet, while the accounts receivable securing these obligations remain as a component of net receivables in the Company's consolidated balance sheet. The Company and the special purpose entity have been formed and are operated and maintained as separate legal entities. The assets of the special purpose entity secure the amounts borrowed and cannot be used to pay other debts or liabilities of the Company.
Borrowings under the Securitization Program for the three and nine month periods ended June 25, 2016 had a weighted-average interest rate of 1.14%. Interest expense under the Securitization Program aggregated $0.4 million for the three and nine month periods ended June 25, 2016.
The Credit and Security Agreement contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, and an event of default upon a change of control of the Company. In addition, it contains financial covenants consistent with that of the Credit Agreement. As of June 25, 2016, the Company was in compliance with these covenants.

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
During fiscal 2015, the Company entered into separate interest rate cap agreements with multiple counter-parties to help mitigate the interest rate volatility associated with the variable rate interest on its credit facilities under the Prior Credit Agreement, which was replaced by the new Credit Agreement. Interest rate cap agreements provide the right to receive cash if the designated interest rate rises above the contractual rate. The aggregate premium paid by the Company for the interest rate cap agreements was $13.2 million, which was the initial fair value of the instruments recorded in the Company's financial statements.
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
As of June 25, 2016, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the interest rate caps were recorded in the Consolidated Statements of Comprehensive Income as a component of AOCI.
During the three and nine months ended June 25, 2016, $1.2 million and $2.2 million, respectively, was reclassified from AOCI to the Company’s Consolidated Statements of Income related to the interest rate cap agreements. The Company expects to similarly reclassify a loss of approximately $6.6 million from AOCI to the Consolidated Statements of Income in the next twelve months.
The aggregate fair value of these interest rate caps was $1.2 million and $6.9 million at June 25, 2016 and September 26, 2015, respectively and is included in both Prepaid expenses and other current assets and Other assets on the Company’s Consolidated Balance Sheet. Refer to Note 2 “Fair Value Measurements” above for related fair value disclosures.
Forward Foreign Currency Contracts
The Company enters into forward foreign currency exchange contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, and the Australian dollar. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are for periods of one year or less. During the first quarter of fiscal 2016, the Company began to execute forward foreign currency contracts in order to mitigate its exposure to fluctuations in various currencies against its reporting currency, the U.S. dollar. The Company did not elect hedge accounting for these forward foreign currency contracts; however, the Company may seek to apply hedge accounting in future scenarios. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net. During the three and nine months ended June 25, 2016, the Company recorded net unrealized gains of $0.2 million and $0.6 million, respectively, on the mark-to-market for its outstanding forward foreign currency contracts within other income (expense), net in the Consolidated Statements of Income and a realized loss of $0.2 million and realized gain of $0.8 million, respectively, from settling forward foreign currency contracts.
As of June 25, 2016, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar of forecasted transactions denominated in the Euro, UK Pound and the Australian dollar with a notional amount of $35.0 million.

Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of June 25, 2016:

	Balance Sheet Location	June 25, 2016	September 26, 2015
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap agreements	Prepaid expenses and other current assets	$0.4	$0.7
Interest rate cap agreements	Other assets	0.8	6.2
		$1.2	$6.9

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$1.0	$—

Liabilities:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$0.4	$—
The following table presents the unrealized loss recognized in AOCI related to the interest rate caps for the following reporting periods:

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Amount of loss recognized in other comprehensive income, net of taxes:
Interest rate cap agreements	$(1.5)	$(0.7)	$(3.4)	$(2.3)
The following table presents the adjustment to fair value (realized and unrealized) recorded within the Consolidated Statements of Income for derivative instruments for which the Company did not elect hedge accounting:

Derivatives not classified as hedging instruments	Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
	Three Months Ended June 25, 2016	Nine Months Ended June 25, 2016
Forward foreign currency contracts	$0.1	$1.4	Other income, net

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
On March 27, 2015, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware. The complaint alleged that certain additional Company molecular diagnostic products, including, inter alia, the Procleix Parvo/HAV assays and coagulation products, including the Invader Factor II test and the Invader Factor V test, also infringe U.S. Patent 6,992,180. The complaint further alleged that certain of the Company’s molecular diagnostic products, including the Company’s Progensa PCA3 products, all Aptima products and all Procleix products infringe Enzo’s U. S. Patent 7,064,197. On June 11, 2015, this matter was stayed pending the resolution of summary judgment motions in the 2012 case referenced above. On March 30, 2016 Hologic filed a request for inter partes review of the ‘179 patent at the USPTO. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.
The Company is a party to various other legal proceedings and claims arising out of the ordinary course of its business. The Company believes that except for those matters described above there are no other proceedings or claims pending against it the ultimate resolution of which could have a material adverse effect on its financial condition or results of operations. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal costs are expensed as incurred.

(7) Marketable Securities
The following reconciles the cost basis to the fair market value of the Company’s equity securities that are classified as available-for-sale:

Period Ended:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Fair Value
Nine Months Ended June 25, 2016	$2.4	$—	$(1.5)	$—	$0.9
Year Ended September 26, 2015	$16.1	$7.2	$(0.3)	$(7.8)	$15.2
In the first quarter of fiscal 2016, the Company sold all of its shares in one of its marketable securities and recorded a realized gain of $25.1 million in Other income, net.
In the fourth quarter of fiscal 2015, the Company concluded that the decline in fair value of one of its marketable securities was other-than-temporary based on the length of time the security's market value was significantly below its carrying value and recorded an impairment charge of $7.8 million.

(8) Net Income Per Share
A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Basic weighted average common shares outstanding	277,853	281,184	281,101	280,064
Weighted average common stock equivalents from assumed exercise of stock options and stock units	2,399	3,108	2,603	2,688
Incremental shares from Convertible Notes premium	2,050	8,320	3,673	5,038
Diluted weighted average common shares outstanding	282,302	292,612	287,377	287,790
Weighted-average anti-dilutive shares related to:
Outstanding stock options	1,149	168	996	1,939
Stock units	15	4	77	63
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

(9) Stock-Based Compensation
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Cost of revenues	$2.2	$2.3	$6.9	$6.5
Research and development	2.4	2.0	7.3	6.1
Selling and marketing	2.5	2.1	7.8	6.4
General and administrative	7.4	9.4	23.1	22.5
Restructuring and divestiture	—	0.6	—	0.7
	$14.5	$16.4	$45.1	$42.2
The Company granted 1.0 million and 1.2 million stock options during the nine months ended June 25, 2016 and June 27, 2015, respectively, with weighted-average exercise prices of $39.39 and $26.95, respectively. There were 6.4 million options outstanding at June 25, 2016 with a weighted-average exercise price of $24.98.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Risk-free interest rate	1.6%	1.7%	1.6%	1.7%
Expected volatility	37.8%	38.6%	37.8%	38.6%
Expected life (in years)	4.7	5.3	4.7	5.3
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$11.36	$12.07	$12.95	$9.73
The Company granted 1.0 million and 1.4 million restricted stock units (RSUs) during the nine months ended June 25, 2016 and June 27, 2015, respectively, with weighted-average grant date fair values of $39.46 and $26.65 per unit, respectively. As of June 25, 2016, there were 3.2 million unvested RSUs outstanding with a weighted-average grant date fair value of $29.73 per unit. In addition, the Company granted 0.2 million and 0.3 million performance stock units (PSUs) during the nine months ended June 25, 2016 and June 27, 2015, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $39.72 and $26.58 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company is recognizing compensation expense ratably over the required service period based on its estimate of the number of shares that will vest. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.
At June 25, 2016, there was $24.6 million and $82.2 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs and PSUs), respectively, to be recognized over a weighted-average period of 3.1 years and 2.2 years, respectively.

(10) Share Repurchase
On November 11, 2013, the Company announced that its Board of Directors authorized the repurchase of up to $250.0 million of its outstanding common stock over a three year period. During the three and nine months ended June 25, 2016, the Company repurchased 3.0 million and 7.3 million shares of its common stock, respectively for total consideration of $101.2 million and $250.0 million, respectively. This share repurchase authorization is now fully utilized.
On June 21, 2016, the Company's Board of Directors authorized the repurchase of up to an additional $500.0 million of the Company's outstanding common stock over the next five years. There were no repurchases of common stock made under this authorization during the three and nine months ended June 25, 2016.

(11) Other Balance Sheet Information

	June 25, 2016	September 26, 2015
Inventories
Raw materials	$100.8	$98.3
Work-in-process	55.4	58.7
Finished goods	124.3	126.1
	$280.5	$283.1

Property, plant and equipment
Equipment and software	$381.4	$365.9
Equipment under customer usage agreements	328.9	305.7
Building and improvements	183.2	182.1
Leasehold improvements	59.7	59.2
Land	51.4	51.4
Furniture and fixtures	18.4	17.3
	1,023.0	981.6
Less – accumulated depreciation and amortization	(571.5)	(524.5)
	$451.5	$457.1

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
Identifiable assets for the four principal operating segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues during the three and nine months ended June 25, 2016 and June 27, 2015. Segment information is as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Total revenues:
Diagnostics	$309.9	$306.9	$925.0	$907.7
Breast Health	282.5	279.5	820.5	777.1
GYN Surgical	102.0	85.5	291.6	248.9
Skeletal Health	23.0	22.0	68.7	68.5
	$717.4	$693.9	$2,105.8	$2,002.2
Income from operations:
Diagnostics	$31.7	$30.0	$97.6	$85.3
Breast Health	90.8	74.7	250.7	210.7
GYN Surgical	16.8	9.5	49.2	27.2
Skeletal Health	0.1	1.8	4.1	6.2
	$139.4	$116.0	$401.6	$329.4
Depreciation and amortization:
Diagnostics	$90.6	$88.8	$258.0	$269.2
Breast Health	5.1	5.9	17.5	21.8
GYN Surgical	24.9	25.6	74.4	77.0
Skeletal Health	0.3	0.3	0.9	1.1
	$120.9	$120.6	$350.8	$369.1
Capital expenditures:
Diagnostics	$12.7	$12.4	$37.6	$38.6
Breast Health	2.4	2.8	7.7	8.4
GYN Surgical	4.1	2.2	10.9	6.6
Skeletal Health	0.1	0.1	0.4	0.3
Corporate	1.8	0.9	6.2	4.2
	$21.1	$18.4	$62.8	$58.1

	June 25, 2016	September 26, 2015
Identifiable assets:
Diagnostics	$3,824.9	$4,055.8
Breast Health	808.5	815.4
GYN Surgical	1,591.5	1,658.1
Skeletal Health	32.9	25.3
Corporate	1,048.9	1,115.5
	$7,306.7	$7,670.1
The Company had no customers that represented greater than 10% of consolidated revenues during the three and nine months ended June 25, 2016 and June 27, 2015.
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
Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
United States	78.7%	77.8%	78.7%	75.8%
Europe	10.6%	11.3%	10.3%	12.2%
Asia-Pacific	7.5%	7.9%	7.6%	8.5%
All others	3.2%	3.0%	3.4%	3.5%
	100.0%	100.0%	100.0%	100.0%

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
The Company’s effective tax rate for the three and nine months ended June 25, 2016 was 16.1% and 22.5%, respectively, compared to 37.1% and 29.8%, respectively, for the corresponding periods in the prior year. For the current three and nine months ended June 25, 2016, the effective tax rate was lower than the statutory tax rate primarily due to foreign profits at lower tax rates, the domestic production activities deduction benefit, a favorable state audit settlement, and a change in the valuation allowance related to the sale of a marketable security that had a gain for book purposes. For the three months ended June 27, 2015, the effective tax rate was higher than the statutory tax rate primarily due to the non-deductible write-off of the cumulative translation adjustment related to one of the Company's subsidiaries that was deemed to be substantially liquidated in the third quarter of fiscal 2015. For the nine months ended June 27, 2015, the effective tax rate was lower than the statutory tax rate primarily due to domestic production activities deduction benefit and reserve reversals attributable to a favorable income tax audit settlement, partially offset by the non-deductible cumulative translation adjustment write-off.
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

The Company's consolidated Federal income tax returns for fiscal 2013 and 2014 are currently under audit, which commenced during the three months ended June 25, 2016.

(14) Intangible Assets
Intangible assets consisted of the following:

Description	As of June 25, 2016		As of September 26, 2015
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology	$3,983.7	$1,920.4	$3,979.1	$1,698.5
In-process research and development	3.7	—	3.7	—
Customer relationships and contracts	1,099.3	526.6	1,101.1	467.5
Trade names	236.3	139.1	236.4	131.5
Business licenses	2.4	2.1	2.5	2.1
	$5,325.4	$2,588.2	$5,322.8	$2,299.6
In the second quarter of fiscal 2016, the Company acquired certain intellectual property for $4.8 million, which was recorded in developed technology.
In the third quarter of fiscal 2016, the Company accelerated the amortization of the Cystic Fibrosis developed technology asset of $6.2 million as a result of discontinuing this product line.
The estimated remaining amortization expense as of June 25, 2016 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2016	$93.6
Fiscal 2017	$365.2
Fiscal 2018	$354.7
Fiscal 2019	$343.0
Fiscal 2020	$332.0

(15) Product Warranties
Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Nine Months Ended:
June 25, 2016	$5.4	$8.5	$(4.8)	$9.1
June 27, 2015	$6.3	$4.4	$(5.1)	$5.6
During the first quarter of fiscal 2016, the Company recorded a warranty provision of $4.0 million related to certain products sold exclusively in the Chinese market.

(16) Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated balances of other comprehensive loss for the periods presented:

	Three Months Ended June 25, 2016					Nine Months Ended June 25, 2016
	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(21.1)	$(1.5)	$(1.8)	$(4.8)	$(29.2)	$(15.7)	$6.9	$(1.8)	$(3.9)	$(14.5)
Other comprehensive income (loss) before reclassifications	(3.8)	—	—	(1.5)	(5.3)	(9.2)	(1.2)	—	(3.4)	(13.8)
Amounts reclassified to statement of income	—	—	—	1.2	1.2	—	(7.2)	—	2.2	(5.0)
Ending Balance	$(24.9)	$(1.5)	$(1.8)	$(5.1)	$(33.3)	$(24.9)	$(1.5)	$(1.8)	$(5.1)	$(33.3)

	Three Months Ended June 27, 2015					Nine Months Ended June 27, 2015
	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(23.2)	$5.7	$(1.5)	$(1.6)	$(20.6)	$(4.7)	$8.9	$(1.6)	$—	$2.6
Other comprehensive income (loss) before reclassifications	4.5	(0.7)	—	(0.7)	3.1	(14.0)	(3.9)	0.1	(2.3)	(20.1)
Amounts reclassified to statement of income	9.6	—	—	—	9.6	9.6	—	—	—	9.6
Ending Balance	$(9.1)	$5.0	$(1.5)	$(2.3)	$(7.9)	$(9.1)	$5.0	$(1.5)	$(2.3)	$(7.9)

(17) New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The updated guidance is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in fiscal 2021. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial position and results of operations.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values, however; the exception requires the Company to consider relevant transactions that can be reasonably known to identify any observable price changes that would impact the fair value. This guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. This guidance is effective for annual periods beginning after December 15, 2017, and is applicable to the Company in fiscal 2019. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial position and results of operations.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements regarding:

•	the effect of the continuing worldwide macroeconomic uncertainty, including the UK's decision to leave the European Union, on our business and results of operations;

•	the coverage and reimbursement decisions of third-party payors and the guidelines, recommendations, and studies published by various organizations relating to the use of our products and treatments;

•	the uncertainty of the impact of cost containment efforts and federal healthcare reform legislation on our business and results of operations;

•	the ability to successfully manage ongoing organizational and strategic changes, including our ability to attract, motivate and retain key employees;

•	the impact and anticipated benefits of completed acquisitions and acquisitions we may complete in the future;

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including those set forth under "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 26, 2015. We qualify all of our forward-looking statements by these cautionary statements.

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

RESULTS OF OPERATIONS
All dollar amounts in tables are presented in millions.
Product Revenues

	Three Months Ended						Nine Months Ended
	June 25, 2016		June 27, 2015		Change		June 25, 2016		June 27, 2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$301.4	42.0%	$299.5	43.2%	$1.9	0.6%	$903.0	42.9%	$886.1	44.3%	$16.9	1.9%
Breast Health	182.2	25.4%	183.1	26.4%	(0.9)	(0.4)%	529.7	25.1%	493.8	24.7%	35.9	7.3%
GYN Surgical	101.7	14.2%	85.2	12.3%	16.5	19.3%	290.7	13.8%	248.1	12.4%	42.6	17.2%
Skeletal Health	16.0	2.2%	15.2	2.2%	0.8	4.8%	48.1	2.3%	48.0	2.4%	0.1	0.2%
	$601.3	83.8%	$583.0	84.1%	$18.3	3.1%	$1,771.5	84.1%	$1,676.0	83.8%	$95.5	5.7%
We generated an increase in product revenues in both the current three and nine month periods compared to the corresponding periods in the prior year across each of our business segments, with the exception of Breast Health in the current three month period. Product revenues increased 3.1% and 5.7%, respectively, in the current year periods, as reported growth was partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies, most notably the Euro, Australian dollar and UK Pound.
Diagnostics product revenues increased 0.6% and 1.9% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year due to increases in Molecular Diagnostics of $7.0 million and $22.8 million, respectively, and Cytology & PeriNatal of $4.2 million and $7.7 million, respectively, partially offset by a decrease in Blood Screening of $9.3 million and $13.6 million, respectively.
Molecular Diagnostics product revenue, and in particular revenue related to our Aptima family of assays, increased in the current three and nine month periods primarily due to our increased installed base of Panther instruments, which is driving higher volumes of assay testing. These increases were partially offset by a slight decline in average selling prices, a reduction in Cervista HPV revenues as our larger customers transition to our Panther system, a reduction in Cystic Fibrosis revenues as we discontinued the product at the end of the second quarter of fiscal 2016 and the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, which had more of an impact on the nine month results than the current three month results. The increase in our Cytology & PeriNatal products in the current three and nine month periods compared to the corresponding periods in the prior year was primarily related to increases in instrument sales, and ThinPrep and Perinatal volumes. While international volumes were slightly higher compared to the corresponding periods in the prior year, the revenues in this business line were impacted by the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, which had more of an impact on the nine month results than the current three month results. Blood screening revenues decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a reduction in volumes related to the agreement between Grifols and the Japanese Red Cross and lower instrument and ancillary volumes as well as the trend of lower blood donations in the U.S. This revenue decrease in the nine month period was partially offset by fluctuations in Grifols' domestic inventory levels, including increased fulfillment of the West Nile Virus assay.
Breast Health product revenues decreased 0.4% and increased 7.3% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year. The decrease in the current three month period is primarily due to the decrease in volume of our interventional breast solutions products and the loss of sales related our MRI coils business that was fully disposed of during fiscal 2015 and contributed revenues of $2.1 million in the third quarter of the prior year. These decreases were partially offset by increases in our digital mammography systems and related components revenue of $3.7 million. The increase in the nine month period is primarily due to an increase in our digital mammography systems and related components revenue of $44.5 million. The increase of digital mammography systems and related components in both the current three and nine month periods was primarily due to higher sales volume of our 3D Dimensions systems on a worldwide basis, principally driven by domestic sales, which represent a higher percentage of total 3D system sales and have higher average selling prices. In addition, we also had higher software sales primarily driven by our C-View product in the current year periods. These increases were partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, which had more of an impact on the nine month results than the current three month results, and a decrease in the sales volume of our 2D Selenia product. In addition, the Company had no sales from its MRI coils business in fiscal 2016 which contributed $7.8 million for the nine month period ended June 27, 2015.
GYN Surgical product revenues increased 19.3% and 17.2% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily due to an increase in MyoSure system sales of $9.1 million and $28.3 million, respectively. NovaSure revenues increased $7.6 million and $14.5 million, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year as volumes increased globally, which we believe is partially attributable to a recent competitive withdrawal from the market. These increases were partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, which had more of an impact on the nine month results than the current three month results.
Skeletal Health product revenues increased 4.8% and 0.2% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily due to an increase in our Horizon osteoporosis assessment product sales volume which was partially offset by lower sales volumes of our older Discovery products. In addition, mini C-arm sales were lower in the current nine month period, but increased slightly in the current three month period.
Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
United States	77.8%	76.6%	77.6%	74.4%
Europe	10.9%	11.9%	10.7%	12.8%
Asia-Pacific	8.1%	8.6%	8.3%	9.3%
All others	3.2%	2.9%	3.4%	3.5%
	100.0%	100.0%	100.0%	100.0%
The increase in product revenues in the United States as a percentage of consolidated product revenues in the current three and nine month periods compared to the corresponding periods in the prior year was primarily the result of higher total product revenue in the U.S. in our Surgical, Breast Health and Molecular Diagnostic product lines. The impact of the U.S. increases, lower overall international revenues, and the negative impact of the strengthening U.S. dollar, primarily against the Euro and UK Pound, resulted in a reduction in European and Asia-Pacific revenues as a percentage of consolidated revenues in both the current year periods.
Service and Other Revenues

	Three Months Ended						Nine Months Ended
	June 25, 2016		June 27, 2015		Change		June 25, 2016		June 27, 2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$116.1	16.2%	$110.9	16.0%	$5.2	4.7%	$334.3	15.9%	$326.2	16.3%	$8.1	2.5%
Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment. Service and other revenues increased 4.7% and 2.5% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily due to higher service contract conversion and renewal rates and higher installation and training revenues related to our increased sales of 3D Dimensions systems.

Cost of Product Revenues

	Three Months Ended						Nine Months Ended
	June 25, 2016		June 27, 2015		Change		June 25, 2016		June 27, 2015		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$191.1	31.8%	$186.2	31.9%	$4.9	2.7%	$561.2	31.7%	$559.6	33.4%	$1.6	0.3%
Amortization of Intangible Assets	77.9	13.0%	73.1	12.5%	4.8	6.5%	222.2	12.5%	225.6	13.5%	(3.4)	(1.5)%
	$269.0	44.8%	$259.3	44.4%	$9.7	3.7%	$783.4	44.2%	$785.2	46.9%	$(1.8)	(0.2)%
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 31.8% and 31.7% in the current three and nine month periods, respectively, compared to 31.9% and 33.4% in the corresponding periods in the prior year. Cost of product revenues as a percentage of product revenues in the current three month period were lower in Breast Health and GYN Surgical but increased in Diagnostics and Skeletal Health compared to the prior year period. In the current nine month period, cost of product revenues as a percentage of product revenues decreased in each of our business segments compared to the corresponding periods in the prior year, resulting in the overall improvement in gross margins.
Diagnostics' product costs as a percentage of revenue increased in the current three month period and decreased slightly in the current nine month period compared to the corresponding periods in the prior year. In the current three month period, product cost as a percentage of revenue increased due to unfavorable absorption variances, a mix shift in international sales to lower margin molecular diagnostic products and the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, partially offset by the increase in Aptima assay sales. In the current nine month period, product costs as a percentage of revenue decreased primarily due to the increase in Aptima sales and related volumes resulting in favorable manufacturing variances, and lower production costs at our manufacturing facilities as we improve our operational effectiveness and renegotiate pricing with certain of our vendors. In addition, we generated an increase in domestic sales, which have higher average selling prices resulting in higher gross margins. Partially offsetting the improvement is the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.

Breast Health’s product costs as a percentage of revenue decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the favorable product mix shift to our higher margin 3D Dimensions systems, which also have higher average sales prices than our 2D systems. In addition, we had higher software sales primarily due to our C-View product, which have higher gross margins than capital equipment sales, and we experienced favorable manufacturing variances. Further, we generated an increase in domestic sales, which have higher average selling prices, while international sales declined in both the current three and nine month periods compared to the corresponding periods in the prior year, resulting in an improved gross margin. Partially offsetting these improvements was a $6.0 million aggregate charge related to inventory and warranty costs associated with product produced exclusively for the Chinese market recorded in the first quarter of fiscal 2016.

GYN Surgical’s product costs as a percentage of revenue increased in the current three month period and decreased slightly in the current nine month period compared to the corresponding periods in the prior year. The increase in the current three month period is primarily due to a product mix shift to our slightly lower margin MyoSure product domestically and writing off certain inventory that will not be utilized related to a non-core product. In the current nine month period, the decrease in product costs as a percentage of revenue is primarily due to the increase in sales volume for both our MyoSure and NovaSure products resulting in favorable manufacturing variances, partially offset by a product mix shift as noted. In addition, the prior year nine month period included a $4.0 million charge to write-off inventory that would not be utilized.

Skeletal Health’s product costs as a percentage of revenue increased slightly in the current three month period and decreased in the current nine month period compared to the corresponding periods in the prior year. The increase in the current three month period is primarily related to the mix shift in international sales to lower margin products. The decrease in the current nine month period is primarily due to favorable manufacturing variances as we build additional inventory in anticipation of outsourcing the manufacturing of a majority of the division's products to a third party.

Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 8.5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense increased in the current three month period compared to the corresponding period in the prior year due to the acceleration of amortization of the Cystic Fibrosis developed technology asset of $6.2 million as a result of discontinuing this product line and the developed technology acquired during fiscal 2016. Amortization expense decreased in the current nine month period compared to the corresponding period in the prior year primarily due to lower amortization expense from intangible assets from the Cytyc acquisition, which are being amortized based on the pattern of economic use, and the full amortization of assets acquired in our Suros acquisition. These decreases in the current nine month period were partially offset by the increase in amortization expense from our Cystic Fibrosis developed technology asset noted above.
Cost of Service and Other Revenues

	Three Months Ended						Nine Months Ended
	June 25, 2016		June 27, 2015		Change		June 25, 2016		June 27, 2015		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$55.3	47.6%	$55.9	50.4%	$(0.6)	(1.2)%	$165.2	49.4%	$163.7	50.2%	$1.5	0.9%
Service and other revenues gross margin increased to 52.4% and 50.6% in the current three and nine month periods, respectively, compared to 49.6% and 49.8% in the corresponding periods in the prior year, respectively. Within our Breast Health segment, the increase in gross margin is related to higher service contract conversion and renewal rates and higher installation and training revenues related to our increased sales of 3D Dimensions systems.
Operating Expenses

	Three Months Ended						Nine Months Ended
	June 25, 2016		June 27, 2015		Change		June 25, 2016		June 27, 2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$58.8	8.2%	$56.0	8.1%	$2.8	5.0%	$169.6	8.1%	$161.2	8.1%	$8.4	5.2%
Selling and marketing	109.0	15.2%	94.3	13.6%	14.7	15.6%	309.2	14.7%	263.3	13.2%	45.9	17.4%
General and administrative	62.5	8.7%	73.1	10.5%	(10.6)	(14.5)%	202.0	9.6%	194.7	9.7%	7.3	3.7%
Amortization of intangible assets	21.9	3.1%	27.4	3.9%	(5.5)	(20.1)%	67.3	3.2%	82.8	4.1%	(15.5)	(18.6)%
Restructuring and divestiture charges	1.5	0.2%	11.9	1.7%	(10.4)	(87.4)%	7.5	0.4%	21.9	1.1%	(14.4)	(65.8)%
	$253.7	35.4%	$262.7	37.8%	$(9.0)	(3.4)%	$755.6	36.0%	$723.9	36.2%	$31.7	4.4%
Research and Development Expenses. Research and development expenses increased 5.0% and 5.2% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily due to higher compensation, primarily in our Breast Health segment from additional headcount in fiscal 2016. There was also an increase in new product development spend in Breast Health and GYN Surgical for prototype materials and consulting. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.

Selling and Marketing Expenses. Selling and marketing expenses increased 15.6% and 17.4% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily due to higher compensation from an increase in headcount in Diagnostics, GYN Surgical and Breast Health, increased commissions as a result of higher sales, an increase in spending on a number of marketing initiatives primarily in our Breast Health and Diagnostics businesses, higher medical education spend in GYN Surgical and higher travel, trade show and meeting expenses.
General and Administrative Expenses. General and administrative expenses decreased 14.5% and increased 3.7% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year. The decrease in the current quarter compared to the corresponding period in the prior year is primarily due to lower medical device excise tax of $6.2 million as a result of the Protecting Americans from Tax Hikes Act of 2015 ("PATH"), which went into effect December 15, 2015, and provides for a two-year moratorium on the 2.3% excise tax imposed on the sale of medical devices in the United States on or after January 1, 2016 through December 31, 2017. In addition, the decrease in the current quarter is also related to lower compensation, consulting and tax services, partially offset by an increase in information systems infrastructure and project costs. The increase in the current nine month period compared to the corresponding period in the prior year is primarily due to a $6.0 million charge for settling a fee dispute in the first quarter of fiscal 2016, and to a lesser extent, by higher salary and compensation from increased headcount, increased consulting and legal expenses for a number of corporate initiatives including organizational structure changes and finance operational improvements, and an increase in information systems infrastructure and project costs. Partially offsetting these increases was a decrease in the medical device excise tax of $11.2 million and lower tax fees.
Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names and business licenses related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense decreased 20.1% and 18.6% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily due to lower amortization expense from intangible assets from the Gen-Probe Incorporated acquisition (we phased out certain corporate trade names in fiscal 2015) and the Cytyc acquisition, which are being amortized based on the pattern of economic use.
Restructuring and Divestiture Charges. In fiscal 2014, we implemented cost containment measures that primarily resulted in headcount reductions and also started the process of reorganizing our senior management team and international structure, which led to additional headcount actions in fiscal 2015. In addition, in fiscal 2015, we decided to shut down our Bedford, Massachusetts facility and transfer production of our Skeletal Health products to a third-party contract manufacturer and other activities to our Marlborough, Massachusetts and Danbury, Connecticut facilities. As such, we will terminate certain manufacturing employees. We also implemented additional organizational changes to our international operations in the first three quarters of fiscal 2016, which we expect will continue throughout fiscal 2016 and result in additional charges. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are recognized either ratably over the respective required employee service periods or up-front for contractual benefits, and other charges are being recognized as incurred. In the current three and nine month periods, we recorded aggregate charges of $1.5 million and $7.5 million, respectively, related to these actions for severance and benefits. In the prior year period, we recorded aggregate charges of $2.3 million and $12.3 million, respectively, related to these actions, primarily for severance and benefits and, to a lesser extent facility closure costs. In addition, during the prior year three and nine month periods, we recorded a $9.6 million charge to write-off the cumulative translation adjustment related to the divestiture of our MRI breast coils product line. This subsidiary was deemed to be substantially liquidated in the third quarter of fiscal 2015 as operations fully ceased. For additional information pertaining to restructuring actions and charges, please refer to Note 3 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.
Interest Expense

	Three Months Ended				Nine Months Ended
	June 25, 2016	June 27, 2015	Change		June 25, 2016	June 27, 2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(39.1)	$(52.4)	$13.3	(25.5)%	$(117.4)	$(154.3)	$36.9	(23.9)%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our Convertible Notes, 2022 Senior Notes, and amounts borrowed under our Credit Agreement, Prior Credit Agreement and Accounts Receivable Securitization Program. The decrease in interest expense in the current three and nine month periods compared to the corresponding periods in the prior year was primarily due to lower outstanding debt balances as a result of scheduled principal payments, a term loan prepayment and extinguishments in fiscal 2015 and, to a lesser extent, Convertible Note repurchases in fiscal 2016 of $226.6 million principal amount, and lower interest rates in fiscal 2016 as a result of debt refinancings in fiscal 2015.

Debt Extinguishment Loss

	Three Months Ended				Nine Months Ended
	June 25, 2016	June 27, 2015	Change		June 25, 2016	June 27, 2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Debt Extinguishment Loss	$—	$(18.2)	$18.2	(100.0)%	$(4.5)	$(24.9)	$20.4	(81.9)%
On various dates during the second quarter of fiscal 2016, we entered into privately negotiated repurchase transactions and extinguished $90.0 million and $136.6 million principal amount of our 2010 Notes and 2012 Notes, respectively, for total payments of $140.1 million and $171.3 million, respectively. In connection with these transactions, we recorded a debt extinguishment loss of $3.8 million and $0.7 million on the 2010 Notes and 2012 Notes, respectively, related to the difference between the fair value of their respective liability components and carrying values at the repurchase dates plus a pro-rata amount of deferred issuance costs. The remaining cash payments of $88.8 million were allocated to the reacquisition of the equity component and recorded within additional paid-in capital, a component of stockholders' equity.

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
Other Income, net

	Three Months Ended				Nine Months Ended
	June 25, 2016	June 27, 2015	Change		June 25, 2016	June 27, 2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income, net	$0.6	$1.0	$(0.4)	(40.0)%	$27.5	$0.6	$26.9	**
** Percentage not meaningful

For the current three month period, this account was primarily comprised of gains of $0.3 million on the cash surrender value of life insurance contracts related to our deferred compensation plan and net foreign currency exchange gains of $0.3 million. For the prior year corresponding three month period, this account was primarily comprised of gains of $0.6 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan, and net foreign currency exchange gains of $0.4 million.

For the current nine month period, this account was primarily comprised of a $25.1 million realized gain on the sale of a marketable security, a gain of $1.1 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan and net foreign currency exchange gains of $1.3 million. For the prior year corresponding nine month period, this account was primarily comprised of gains of $2.0 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan, partially offset by net foreign currency exchange losses of $1.5 million.
Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	June 25, 2016	June 27, 2015	Change		June 25, 2016	June 27, 2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$16.3	$17.3	$(1.0)	(5.8)%	$69.1	$45.3	$23.8	52.5%
Our effective tax rate for the current three and nine month periods was 16.1% and 22.5%, respectively, compared to 37.1% and 29.8%, respectively, for the corresponding periods in the prior year. For the current three and nine month periods, the effective tax rate was lower than the statutory tax rate primarily due to foreign profits at lower tax rates, the domestic production activities deduction benefit, a favorable state audit settlement, and a change in the valuation allowance related to the sale of a marketable security that had a gain for book purposes. For the three months ended June 27, 2015, the effective tax rate was higher than the statutory tax rate primarily due to the non-deductible write-off of the cumulative translation adjustment related to one of the Company's subsidiaries that was deemed to be substantially liquidated in the third quarter of fiscal 2015. For the nine months ended June 27, 2015, the effective tax rate was lower than the statutory tax rate primarily due to domestic production activities deduction benefit and reserve reversals attributable to a favorable income tax audit settlement, partially offset by the non-deductible cumulative translation adjustment write-off.
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
Diagnostics

	Three Months Ended				Nine Months Ended
	June 25, 2016	June 27, 2015	Change		June 25, 2016	June 27, 2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$309.9	$306.9	$3.0	1.0%	$925.0	$907.7	$17.3	1.9%
Operating Income	$31.7	$30.0	$1.7	5.7%	$97.6	$85.3	$12.3	14.4%
Operating Income as a % of Segment Revenue	10.2%	9.8%			10.5%	9.4%

Diagnostics revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above.
Operating income for this business segment increased in the current three and nine month periods compared to the corresponding periods in the prior year. The increase in the current three month period is related to lower operating expenses partially offset by a decrease in gross profit in absolute dollars and as a percentage of revenue. Gross margin was 48.4% in the current three month period compared with 51.1% in the corresponding prior year period. The decrease in gross profit in the current quarter compared to the corresponding period in the prior year is primarily due to accelerated amortization expense of $6.2 million related to the Cystic Fibrosis developed technology asset, unfavorable absorption variances, a mix shift in international sales to lower margin molecular diagnostic products, lower blood screening revenues, and the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, partially offset by the increase in Aptima assay sales. The increase in operating income in the current nine month period is primarily due to increased gross profit in absolute dollars while operating expenses were relatively flat. Gross profit in absolute dollars increased in the current nine month period primarily due to increased Aptima and Cytology & Perinatal sales, partially offset by lower blood screening revenues. In addition, we had favorable manufacturing variances and lower production costs at our manufacturing facilities as we improve our operational effectiveness and renegotiate pricing with certain of our vendors. As a result, gross margin was 49.7% in the current nine month period as compared to 49.2% in the corresponding prior year period.
Operating expenses decreased in the current three month period and were essentially flat in the current nine month period compared to the corresponding periods in the prior year. The decrease in the current three month period is primarily due to lower amortization expense from intangible assets, lower medical device excise taxes of $2.6 million and lower variable compensation, partially offset by an increase in commissions and compensation for additional sales headcount and an increase in marketing initiatives. In the current nine month period operating expenses were relatively flat with the primary drivers being higher sales and marketing expenses related to increased compensation for additional headcount and commissions, increased marketing initiatives and trade shows and an increase in legal fees related to the settlement of a fee dispute for $6.0 million. These increases were primarily offset by lower amortization expense, lower medical device excise taxes of $5.1 million, and lower restructuring charges.
Breast Health

	Three Months Ended				Nine Months Ended
	June 25, 2016	June 27, 2015	Change		June 25, 2016	June 27, 2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$282.5	$279.5	$3.0	1.1%	$820.5	$777.1	$43.4	5.6%
Operating Income	$90.8	$74.7	$16.1	21.4%	$250.7	$210.7	$40.0	19.0%
Operating Income as a % of Segment Revenue	32.1%	26.7%			30.6%	27.1%
Breast Health revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the $35.9 million increase in product revenue in the nine month period discussed above and the $3.8 million and $7.5 million increase in service revenue in the current three and nine month periods, respectively, that was substantially related to higher service contract conversion and renewal rates and higher installation and training revenues related to increased sales of our 3D Dimensions systems.
Operating income for this business segment increased in the current three month period due to an increase in gross profit in absolute dollars from higher revenue and lower operating expenses compared to the corresponding period in the prior year. Operating income increased in the current nine month period compared to the corresponding period in the prior year primarily due to an increase in gross profit in absolute dollars from higher revenue, partially offset by an increase in operating expenses. The overall gross margin increased to 60.2% and 59.1% in the current three and nine month periods, respectively, compared to 57.6% and 56.0% in the corresponding periods in the prior year. These increases were primarily due to the increase in 3D Dimensions sales, on both a unit basis and as a percentage of total digital mammography systems, and an increase in software related sales, each of which have higher gross margins. In addition, this business experienced favorable manufacturing variances. In the current nine month period, these increases were partially offset by the negative foreign currency impact of the strengthening U.S. dollar on our sales denominated in foreign currencies and a $6.0 million aggregate charge related to inventory and warranty costs associated with product produced exclusively for the Chinese market.

Operating expenses decreased in the current three month period and increased in the current nine month period compared to the corresponding periods in the prior year. The decrease in the current three month period was primarily related to the third quarter of the prior year including a $9.6 million charge to write-off the cumulative translation adjustment related to the divestiture of our MRI breast coils product line. Other operating expenses increased in the current three month period. The increases in these other operating expenses in the current three month period and the increase in operating expenses in the current nine month period were primarily due to an increase in compensation and commissions from increased head count and improved operating results, higher marketing expenditures for a number of marketing programs, and increased trade show and meeting expenses, higher clinical trial and prototype materials expenses, and increased information systems infrastructure costs. These expense increases were partially offset by lower medical device excise taxes of $2.4 million and $3.9 million for the current three and nine month periods, respectively, and lower intangible asset amortization expense.
GYN Surgical

	Three Months Ended				Nine Months Ended
	June 25, 2016	June 27, 2015	Change		June 25, 2016	June 27, 2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$102.0	$85.5	$16.5	19.3%	$291.6	$248.9	$42.7	17.1%
Operating Income	$16.8	$9.5	$7.3	76.9%	$49.2	$27.2	$22.0	80.9%
Operating Income as a % of Segment Revenue	16.5%	11.1%			16.9%	10.9%
GYN Surgical revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the change in product revenues discussed above.
Operating income for this business segment increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to an increase in gross profit in absolute dollars, partially offset by an increase in operating expenses. Gross margin increased to 61.3% and 61.6% in the current three and nine month periods, respectively, from 59.3% and 56.6% in the corresponding periods in the prior year. These increases were primarily due to increased sales volumes for both our MyoSure and NovaSure products resulting in favorable manufacturing variances, partially offset by product mix shift to our lower margin MyoSure products. In addition, intangible asset amortization expense was lower in the current year periods. Gross margin was also higher in the current year nine month period as the prior year corresponding period included a $4.0 million charge to write-off inventory that would not be utilized.
Operating expenses increased in the current three and nine month periods primarily due to an increase in compensation from additional headcount, higher commissions due to increased sales, increased spend on marketing initiatives, trade shows and medical education, and increased research and development expenses and higher legal expenses.
Skeletal Health

	Three Months Ended				Nine Months Ended
	June 25, 2016	June 27, 2015	Change		June 25, 2016	June 27, 2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$23.0	$22.0	$1.0	4.5%	$68.7	$68.5	$0.2	0.3%
Operating Income	$0.1	$1.8	$(1.7)	(94.4)%	$4.1	$6.2	$(2.1)	(33.9)%
Operating Income as a % of Segment Revenue	0.5%	8.2%			6.0%	9.1%
Skeletal Health revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above.

Operating income decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to higher operating expenses for compensation and additional investment in research and development projects, partially offset by the increase in gross profit in absolute dollars as a result of higher sales of our higher margin Horizon product and favorable manufacturing variances as we build up inventory in advance of transitioning production of these products to a third-party manufacturer, which had more of an effect on the nine month period. The gross margin rate is 46.1% and 48.5% in the current three and nine month periods, respectively, as compared to 46.7% and 44.1% in the corresponding periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
At June 25, 2016, we had $309.2 million of working capital and our cash and cash equivalents totaled $441.5 million. Our cash and cash equivalents balance decreased by $49.8 million during the first nine months of fiscal 2016 primarily due to payments to extinguish certain of our Convertible Notes and payments to repurchase common stock, partially offset by cash generated through operating activities.
In the first nine months of fiscal 2016, our operating activities provided us with $560.5 million of cash, primarily due to net income of $238.7 million, non-cash charges for depreciation and amortization aggregating $350.8 million, stock-based compensation expense of $45.1 million and non-cash interest expense of $38.8 million related to our outstanding debt. These adjustments to net income were partially offset by a decrease in net deferred tax liabilities of $104.2 million, primarily from the amortization of intangible assets, and a gain on the sale of a marketable security of $25.1 million. Cash provided by operations also included a net cash inflow of $19.9 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by an increase in accrued expenses of $34.7 million related to the timing of accruals for income and other taxes and accrued interest on our debt, partially offset by a decrease in accrued compensation related to annual bonuses and timing of payroll, and an increase in accounts payable of $14.4 million due to the timing of payments. These cash inflows were partially offset by an increase in prepaid expenses and other assets of $16.2 million due to the timing of the annual renewal of insurance coverage and software maintenance agreements, an increase in accounts receivable of $10.8 million due to the increase in revenue and timing of cash receipts, and a decrease in deferred revenue of $6.2 million primarily due to meeting revenue recognition criteria on certain transactions during fiscal 2016.
In the first nine months of fiscal 2016, we used $36.1 million of cash from investing activities, primarily related to $62.8 million for capital expenditures, which consisted of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware, partially offset by cash received from the sale of a marketable security for $31.1 million.
In the first nine months of fiscal 2016, our financing activities used cash of $572.2 million primarily for payments to extinguish certain of our Convertible Notes of $311.5 million, repurchases of common stock of $250.0 million, net payments of $175.0 million under our revolving line of credit, payments related to our long term debt under our Credit Agreement of $56.2 million and payments of $16.1 million for employee-related taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $200.0 million under our accounts receivable securitization program and proceeds of $27.4 million from our equity plans, primarily from the exercise of stock options.
Debt
We had total recorded debt outstanding of $3.4 billion at June 25, 2016, which is comprised of amounts outstanding under our Credit Agreement of $1.42 billion (principal $1.43 billion), 2022 Senior Notes of $988.2 million (principal $1.0 billion), Convertible Notes of $814.6 million (principal $793.3 million), which includes accretion of interest at 4.0% per annum on the 2013 Notes, and amounts outstanding under the accounts receivable securitization program of $200.0 million.
Credit Agreement
The credit facilities under the Credit Agreement consist of:
•A $1.5 billion secured term loan to Hologic with a final maturity date of May 29, 2020 (the "Term Loan"); and
•A secured revolving credit facility under which we may borrow up to $1 billion, subject to certain sublimits, with a final maturity date of May 29, 2020 (the "Revolver").

Borrowings are secured by first-priority liens on, and a first-priority security interest in, substantially all of our assets, with certain exceptions.

We are required to make scheduled principal payments under the Term Loan in increasing amounts ranging from $18.75 million per three-month period commencing with the three-month period ending on September 25, 2015 to $37.5 million per three-month period commencing with the three-month period ending on September 28, 2018. The remaining balance of the Term Loan is due at maturity. In addition, subject to the terms and conditions set forth in the Credit Agreement, we are required to make certain mandatory prepayments from specified excess cash flows from operations (to the extent our net senior secured leverage ratio exceeds a certain ratio) and from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances and insurance recoveries (subject to certain reinvestment rights) (“Mandatory Prepayments”). Mandatory Prepayments are required to be applied by us, first, to the Term Loan, second, to any outstanding amount under the swing line sublimit, and third to any outstanding amount under a letter of credit sublimit. Subject to certain limitations, we may voluntarily prepay any of the credit facilities under the Credit Agreement without premium or penalty.
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
The Credit Agreement contains two financial ratio covenants measured as of the last day of each fiscal quarter: a total net leverage ratio and an interest coverage ratio. We were in compliance with these covenants as of June 25, 2016.
On May 6, 2016, we used the proceeds borrowed under the Accounts Receivable Securitization Program to repay $175.0 million owed under the Revolver.
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
Convertible Notes
At June 25, 2016, our Convertible Notes, in the aggregate principal amount of $793.3 million, are recorded at $814.6 million, which includes accretion of interest at 4.0% per annum on the 2013 Notes and is net of the unamortized debt discount attributed to the embedded conversion feature of the convertible notes. These notes consist of:

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
During the third quarter of fiscal 2016, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2010 Notes on at least 20 of the last 30 consecutive trading days of the quarter. Therefore holders of the 2010 Notes are able to convert their notes during the fourth quarter of fiscal 2016. As such, we classified the $58.7 million carrying value of our 2010 Notes (which have a principal value of $59.9 million) as a current debt obligation. In the event the closing price conditions are met in the fourth quarter of fiscal 2016 or a future fiscal quarter, the 2010 Notes will be convertible at a holder's option during the immediately following fiscal quarter. As of June 25, 2016, the if-converted value of the 2010 Notes exceeded the aggregate principal amount by approximately $28.3 million.
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

Accounts Receivable Securitization Program
On April 25, 2016, we entered into a one-year $200.0 million accounts receivable securitization program (the "Securitization Program") with several of our wholly owned subsidiaries and certain financial institutions. Under the terms of the Securitization Program, we and certain of our wholly-owned subsidiaries sell our customer receivables to a bankruptcy remote special purpose entity, which is wholly-owned by us. In addition, we also contributed a portion of our customer receivables to the special purpose entity in connection with its establishment. We retain servicing responsibility. The special purpose entity, as borrower, and we, as servicer, have entered into a Credit and Security Agreement with several lenders pursuant to which the special purpose entity may borrow from the lenders up to $200.0 million, with the loans secured by the receivables. The amount that the special purpose entity may borrow at a given point in time is determined based on the amount of qualifying receivables that are present in the special purpose entity at such point in time. The entire amount available was borrowed in the third quarter of fiscal 2016. Borrowings outstanding under the Securitization Program bear interest at LIBOR plus the applicable margin of 0.7% and are included as a component of current liabilities in our consolidated balance sheet, while the accounts receivable securing these obligations remain as a component of net receivables in our consolidated balance sheet. We and the special purpose entity have been formed and are operated and maintained as separate legal entities. The assets of the special purpose entity secure the amounts borrowed and cannot be used to pay our other debts or liabilities.
The Credit and Security Agreement contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, and an event of default upon a change of control. In addition, it contains financial covenants consistent with that of the Credit Agreement. As of June 25, 2016, we were in compliance with these covenants.

Stock Repurchase Program
On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock over a three year period. During the three and nine month periods ended June 25, 2016, we repurchased 3.0 million and 7.3 million shares of common stock, respectively for total consideration of $101.2 million and $250.0 million, respectively. This share repurchase authorization is now fully utilized.
On June 21, 2016, the Board of Directors authorized the repurchase of up to an additional $500.0 million of the Company's outstanding common stock over the next five years. There were no repurchases of common stock made under this authorization during the three and nine months ended June 25, 2016.
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
Future Liquidity Considerations
We believe that our cash and cash equivalents, cash flows from operations and the cash available under our Revolver and permitted accounts receivable securitization programs will provide us with sufficient funds in order to fund our expected normal operations and debt payments, including interest and potential payouts for any Convertible Notes for which conversion is triggered, over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt and related deferred tax liabilities, as applicable, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our Credit Agreement, 2022 Senior Notes, Convertible Notes and the Securitization Program. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 26, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowances. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” above and “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 26, 2015.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, publicly-traded equity securities, cost-method equity investments, insurance contracts and related deferred compensation plan liabilities, interest rate caps, forward foreign currency contracts, accounts payable and debt obligations. Except for our outstanding Convertible Notes and 2022 Senior Notes, the fair value of these financial instruments approximates their carrying amount. As of June 25, 2016, we have $793.3 million in principal amount of Convertible Notes outstanding, including $59.9 million principal amount of our 2010 Notes, $363.4 million principal amount of our 2012 Notes and $370.0 million principal amount of our 2013 Notes. The Convertible Notes are recorded net of the unamortized debt discount on our consolidated balance sheets. The fair value of our 2010 Notes, 2012 Notes and 2013 Notes as of June 25, 2016 was approximately $88.2 million, $475.6 million and $451.4 million, respectively. The fair value of our 2022 Senior Notes was approximately $1.04 billion. Amounts outstanding under our Credit Agreement and Securitization Program of $1.43 billion and $200.0 million, respectively, as of June 25, 2016 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
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
As of June 25, 2016, there was $1.43 billion of aggregate principal outstanding under the Credit Agreement and $200.0 million aggregate principal outstanding under the securitization program. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by less than $1.0 million due to the low current interest rate environment. During fiscal 2015, we entered into multiple interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding. The critical terms of the interest rate caps were designed to mirror the terms of our LIBOR-based borrowings under the Credit Agreement, and therefore the interest rate caps are highly effective at offsetting the cash flows being hedged. We designated these derivatives as cash flow hedges of the variability of the Libor-based interest payments on $1.0 billion of principal over a 3-year period, which ends on December 31, 2017.
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

We conduct business worldwide and maintain sales and service offices outside the United States as well as manufacturing facilities in Costa Rica and the United Kingdom. Our international sales are denominated in a number of currencies, primarily the Euro, U.S. dollar, UK Pound and Renminbi. The expenses of our international locations are denominated in local currencies, except at our Costa Rica subsidiary, where the majority of the business is conducted in U.S. dollars. Fluctuations in foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency. We have executed forward foreign currency contracts to hedge a portion of results denominated in the Euro, UK Pound and Australian dollar. These contracts do not qualify for hedge accounting. As a result, we may experience volatility in our Consolidated Statements of Income due to (i) the impact of unrealized gains and losses reported in other income, net on the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other income, net, whereas the offsetting economic gains and losses are reported in the line item of the underlying cash flow, for example, revenue.
We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Our operating results and certain assets and liabilities that are denominated in foreign currencies are affected by changes in the relative strength of the U.S. dollar against those currencies. Our expenses, denominated in foreign currencies, are positively affected when the U.S. dollar strengthens against them and adversely affected when the U.S. dollar weakens. However, we believe that the foreign currency exchange risk is not significant. A hypothetical 10% increase or decrease in foreign currencies in which we transact would not have a material adverse impact on our business, financial condition or results of operations.

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
As of June 25, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 25, 2016.
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
Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 26, 2015, except as noted below.

The potential withdrawal of the United Kingdom from the European Union and the uncertainties and concerns arising from such potential withdrawal could adversely affect our business and prospects.

On June 23, 2016, the United Kingdom ("UK") held a referendum in which voters approved a withdrawal from the European Union, commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the UK’s exit from the European Union. Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the UK and the European Union, undermine bilateral cooperation in key policy areas and significantly disrupt trade between the UK and the European Union. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which European Union laws to replace or replicate. Given the lack of comparable precedent, it is unclear what economic, financial, trade and legal implications the withdrawal of the UK from the European Union would have and how such withdrawal may affect us.

We have a manufacturing facility in the UK. In the event of Brexit, we may face new regulatory costs and challenges that may have a material adverse effect on us and our operations.  For example, depending on the terms of Brexit, we could become subject to export tariffs and regulatory restrictions that could increase the costs and time related to doing business in Europe.  Additionally, Brexit could result in the UK or the European Union significantly altering its regulations affecting the clearance or approval of our products that are developed or manufactured in the UK. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the UK, the European Union and elsewhere.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2) (3)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs($) (2) (3)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2) (3)
March 27, 2016 – April 23, 2016	5,325	$35.22	990,729	$34.68	$66.9
April 24, 2016 – May 21, 2016	1,753	33.75	1,967,577	33.98	—
May 22, 2016 – June 25, 2016	7,027	34.30	—	—	500.0
Total	14,105	$—	2,958,306	$—	$500.0
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

(2)
On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock over a three year period. Through June 25, 2016, we repurchased 7.3 million shares of our common stock for total consideration of $250.0 million in cash with a weighted average per share price of $34.29. This authorization is now fully utilized.

(3)
On June 21, 2016, the Board of Directors authorized the repurchase of up to an additional $500.0 million of our outstanding common stock over the next five years. There were no repurchases of common stock made under this authorization during the three and nine months ended June 25, 2016.

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

Hologic, Inc.
(Registrant)

Date:	July 27, 2016	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer

Date:	July 27, 2016	/s/ Robert W. McMahon

Robert W. McMahon
Chief Financial Officer (Principal Financial Officer)