Form 10-K
period 2016-09-24
HOLOGIC INC
filed 2016-11-17
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 24, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 26, 2016 was $9,587,876,939 based on the price of the last reported sale on Nasdaq Global Select Market on that date.
As of November 11, 2016, 278,215,876 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s annual meeting of stockholders to be filed within 120 days of the end of its fiscal year ended September 24, 2016 are incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated.

HOLOGIC, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 24, 2016

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

•	our goal of expanding our market positions;

•	the development of new competitive technologies and products;

•	regulatory approval and clearances for our products;

•	production schedules for our products;

•	the anticipated development of markets for our products and the success of our products in these markets;

•	the anticipated performance and benefits of our products;

•	business strategies;

•	estimated asset and liability values;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future;

•	our compliance with covenants contained in our debt agreements;

•	anticipated trends relating to our financial condition or results of operations, including the impact of interest rates and foreign currency exchange rate fluctuations; and

•	our capital resources and the adequacy thereof.
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
TRADEMARK NOTICE
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 3D, 3D Mammography, Affirm, Aptima, Aptima Combo 2, ATEC, Celero, Cervista, C-View, Dimensions, DirectRay, Discovery, DTS, Eviva, Fluoroscan, Genius, Gen-Probe, Horizon, Interlace, Invader, MultiCare, MyoSure, NovaSure, Panther, PreservCyt, Progensa, SecurView, Selenia, StereoLoc, ThinPrep, Tigris, TLI IQ, and TMA.

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
We offer a wide range of diagnostic products which are used primarily to aid in the diagnosis of human diseases and screen donated human blood and plasma. Our primary diagnostics products include our Aptima family of assays, which run on our advanced instrumentation systems (Panther and Tigris), our ThinPrep system, the Rapid Fetal Fibronectin Test and our Procleix blood screening assays. The Aptima family of assays is used to detect the infectious microorganisms that cause the common sexually transmitted diseases, or STDs, chlamydia and gonorrhea, certain high-risk strains of human papillomavirus, or HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth. In blood screening, we develop and manufacture the Procleix family of assays, which are used to detect various infectious diseases. The Procleix blood screening assays also run on our Panther and Tigris systems. These blood screening products are marketed worldwide by our blood screening collaborator, Grifols S.A., or Grifols, under Grifols' trademarks.
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
Products
We view our operations and manage our business in four principal reporting segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. Financial information concerning these segments is provided in Note 13 to our audited consolidated financial statements contained in Item 15 of this Annual Report. The following describes our principal products in each of our segments.
Diagnostics Products
Aptima Family of Assays

The Aptima family of assays is used to detect the infectious microorganisms that cause the common sexually transmitted diseases, or STDs, chlamydia and gonorrhea, certain high-risk strains of human papillomavirus, or HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. In addition, we also offer viral load assays for the quantitation of HBV, HCV and HIV-1 for use on our Panther instrument system. All three of these viral load assays are CE-marked and are currently marketed in Europe and we are seeking approval of these viral load assays for sale and marketing in the U.S. Our Aptima products integrate various proprietary technologies, including our target capture technology, our Transcription Mediated Amplification, or TMA, technology, and our hybridization protection assay, or HPA, and dual kinetic assay, or DKA, technologies, to produce highly refined amplification assays that increase assay performance, improve laboratory efficiency and reduce laboratory costs. Each of these technologies is described in greater detail below.
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

Procleix Family of Assays for Blood Screening
We develop and manufacture the Procleix family of assays, which are marketed and sold worldwide by Grifols, our blood screening collaborator, under Grifols’ trademarks. The Procleix family of assays includes the Ultrio and Ultrio Plus assays, which simultaneously detect HIV type-1, or HIV-1, the hepatitis C virus, or HCV, and the hepatitis B virus, or HBV, in donated blood, plasma, organs and tissues, the Ultrio Elite assay, which simultaneously detects HIV-1, HIV type-2, or HIV-2, HBV and HCV in donated blood, plasma, organs and tissues, the HEV assay, which detects the hepatitis E Virus in donated blood, plasma, organs and tissues, the WNV assay, which detects West Nile Virus, or WNV, in donated blood, plasma, organs and tissues, and the Parvo/HAV assay, which detects the Parvovirus and hepatitis A virus, or HAV, in donated blood, plasma, organs and tissues.
Instrumentation
We have developed and continue to develop instrumentation and software designed specifically for use with certain of our assays, including the Aptima family of assays and the Procleix family of assays. We also provide technical support and instrument service to maintain these instrument systems in the field. By placing our proprietary instrumentation in laboratories and hospitals, we can establish a platform for future sales of our assays.
Our instrumentation includes the Tigris system, an integrated, fully-automated testing instrument for high-volume laboratories which is approved for use with a number of our Aptima and Procleix assays, the Panther instrument system, an integrated, fully-automated testing instrument capable of serving both high- and low-volume laboratories, and our semi-automated direct tube sampling, or DTS, instruments which are used to run a number of infectious disease assays. In the fourth quarter of fiscal 2014, we also introduced our Tomcat instrument, a fully-automated general purpose instrument designed to improve pre-analytical sample processing by eliminating the inefficient and error-prone activities associated with manually transferring samples from one tube to another.
Invader Chemistry Platform
Our Invader chemistry platform is a DNA probe-based system for highly sensitive detection of specific nucleic acid sequences. It is an accurate and specific method for detecting single-base pair changes, insertions, deletions, gene copy number, infectious agents, and gene expression. Invader reactions can be performed using genomic DNA, amplified RNA, PCR, or real-time PCR products. Our products and clinical diagnostic offerings based upon our Invader chemistry include our Cervista HPV tests and products to assist in the diagnosis of cardiovascular risk and other diseases.
ThinPrep System
The ThinPrep System is the most widely used method for cervical cancer screening in the U.S. The ThinPrep System consists of any one or more of the following: the ThinPrep 2000 Processor, ThinPrep 5000 Processor, ThinPrep Imaging System, and related reagents, filters and other supplies, such as the ThinPrep Pap Test and our ThinPrep PreservCyt Solution.
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
Stereotactic Breast Biopsy Systems
We provide clinicians with the flexibility of choosing upright or prone systems for breast biopsy by offering three minimally invasive stereotactic breast biopsy guidance systems: the MultiCare Platinum dedicated, prone breast biopsy table, the StereoLoc II upright attachment, and the Affirm upright attachment. The StereoLoc II attachment is used in conjunction with our Selenia systems. The Affirm upright attachment is employed with our Dimensions systems. These breast biopsy systems provide an alternative to open surgical biopsy and can be performed as an outpatient procedure under local anesthesia, allowing shorter recovery times. The Affirm tomosynthesis option provides faster lesion targeting and reduced patient procedure time compared to traditional stereotactic biopsy procedures. The Affirm system is pre-programmed for use with our Eviva and ATEC vacuum-assisted breast biopsy devices.
Breast Biopsy Products
We offer a wide range of minimally invasive products for breast biopsy and biopsy site marking. Our breast biopsy portfolio includes two types of tethered vacuum-assisted breast biopsy products, the Automated Tissue Excision Collection, or ATEC, and Eviva devices. Each tethered device is a disposable biopsy tool that is powered by a console and utilizes our patented fluid management system. The ATEC device can be used under all standard imaging guidance modalities (stereotactic x-ray, ultrasound, MRI and molecular breast imaging) whereas our Eviva device is used exclusively under stereotactic x-ray guidance. We also offer the Celero device, a non-tethered (no separate console), vacuum-assisted, spring-loaded, disposable core biopsy device, which is used exclusively under ultrasound-guidance.
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
Skeletal Health Products
Discovery and Horizon X-Ray Bone Densitometers
Bone densitometry is the measurement of bone density to assist in the diagnosis and monitoring of osteoporosis and other metabolic bone diseases that can lead to debilitating bone fractures. Osteoporosis is a disease that is most prevalent in post-menopausal women. Our proprietary Discovery x-ray bone densitometers incorporate dual-energy x-ray technology to precisely assess bone density of the most important fracture sites, the spine and hip. Our Horizon line of x-ray bone densitometers incorporates advanced features and performance characteristics. We offer a range of bone densitometers with various features and options to address the requirements of our diverse customer base.
Mini C-arm Imaging
Our Fluoroscan mini C-arm imaging systems provide low intensity, real-time x-ray imaging, with high-resolution images at radiation levels and at a cost below those of conventional x-ray and fluoroscopic equipment. Mini C-arm systems are used primarily by orthopedic surgeons to assist in performing minimally invasive surgical procedures on a patient’s extremities, such as the hand, wrist, knee, foot and ankle.
Marketing, Sales and Service
We sell and service our products through a combination of direct sales and service forces and a network of independent distributors and sales representatives. In fiscal 2016, 2015, and 2014, no customer accounted for more than 10% of our consolidated revenues. In fiscal 2016, 2015, and 2014, revenues under our blood screening collaboration agreement, with Grifols, accounted for 18.8%, 20.9% and 18.8% of our Diagnostics segment revenue, respectively. In addition, in fiscal 2016, revenues from another customer accounted for 10.9% of our Diagnostics segment revenue. No other customer accounted for more than 10% of our revenues in any other business segment in fiscal 2016, 2015, or 2014. In fiscal 2016,

2015, and 2014, international revenues accounted for 22.2%, 25.4% and 26.4% of our product sales, respectively. See Note 13 to our consolidated financial statements contained in Item 15 of this Annual Report for geographical information.
Our U.S. sales force is structured to specifically target the customers in each of our business segments. We maintain distinct teams focused on the Diagnostics, Breast Health, GYN Surgical, and Skeletal Health markets. A critical element of our strategy in the U.S. has been to utilize the results of our clinical trials and expanded FDA labeling to demonstrate safety, efficacy and productivity improvements to our target customers. Our end customers include clinical laboratories, hospitals, healthcare providers and surgeons in both hospital and office settings, and we target various specialists at healthcare entities who use our products, such as ob-gyns, radiologists and breast surgeons. Our U.S. sales efforts also include the use of national account managers focused on obtaining purchasing contracts from large purchasing entities, such as managed care organizations, integrated delivery networks and government healthcare facilities. In addition, in certain regions of the U.S., we use a limited number of independent dealers or distributors to sell and service certain of our products. Internationally, our products are marketed and sold through a combination of a direct sales force and a network of distributors.
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
Competition
The healthcare industry is highly competitive and characterized by continual change and improvements in technology. This is particularly the case in the market segments in which we operate. A number of companies have developed, or are expected to develop products that compete or will compete with our products. Many of these competitors offer a broader product portfolio and have greater brand recognition than we do, which may make these competitors more attractive to hospitals, radiology clients, group purchasing organizations, laboratories, physicians and other potential customers. Competitors may develop superior products or products of similar quality for sale at the same or lower prices. Moreover, our products could be rendered obsolete by changes to industry standards or guidelines or advances in technology. We can give no assurance that we will be able to compete successfully with existing or new competitors.
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
In the market for blood screening products, our primary competitor is Roche. We also compete with assays developed by blood screening centers and laboratories based on PCR technology. In the future, our blood screening products may compete with viral inactivation or reduction technologies and blood substitutes.
Breast Health. Our mammography and related products and subsystems compete on a worldwide basis with products offered by a number of competitors, including General Electric Company, or GE, Siemens, Koninklijke Philips NV, or Philips, Planmed Oy, or Planmed, Carestream Health, Inc., FUJIFILM Holdings Corporation, or Fuji, I.M.S., and Toshiba Corporation. In the U.S., our full field digital mammography systems compete with digital mammography systems from GE, Siemens, Fuji, I.M.S., Philips and Planmed. Our digital mammography systems also compete with Fuji’s and Carestream Health’s Computed Radiography, or CR mammography systems, and other lower-priced alternatives to 2D digital mammography and analog mammography systems. In the U.S., both GE and Siemens have received FDA approval for their breast tomosynthesis systems, and we believe that other competitors, including Fuji, are developing tomosynthesis systems for commercial use in the U.S. Our Dimensions tomosynthesis systems also compete in certain countries outside of the U.S. with tomosynthesis systems developed by GE, Siemens, Fuji, and I.M.S.
The primary competitor for our breast biopsy product line is Devicor Medical Products, Inc., part of Danaher Corporation's Leica Biosystems division. In addition, other competitors include CareFusion, a BD Company, Sanarus Technologies, LLC and Intact Medical Corporation.
GYN Surgical. Our NovaSure system currently faces direct competition from Boston Scientific Corporation, or Boston Scientific, The Cooper Companies, Inc., or CooperSurgical, and Minerva Surgical, Inc., or Minerva, each of which currently markets an FDA approved endometrial ablation device for the treatment of abnormal uterine bleeding. In addition to these devices, we also compete with alternative treatments to our NovaSure system, such as drug therapy, intrauterine devices, hysterectomy, dilation and curettage and rollerball ablation. Because drug therapy is an alternative to our NovaSure procedure, NovaSure’s competitors also include many major pharmaceutical companies that manufacture hormonal drugs for women.
Our MyoSure product competes directly with hysteroscopic loop resection, as well as hysteroscopic tissue removal systems such as Medtronic’s TruClear device and Boston Scientific's Symphion device. The MyoSure product also competes with alternative therapeutic techniques such as hysteroscopic resection with a monopolar or bipolar loop, which is currently the most common technique for removing intrauterine fibroids and polyps.
Skeletal Health. GE is our primary competitor in the bone densitometry market, and we also compete with Orthoscan in the mini-C arm market.
Manufacturing
We purchase many of the components, subassemblies, and raw materials used in our products from numerous suppliers worldwide. For reasons of quality assurance, scarcity and/or cost effectiveness, certain components, subassemblies, and raw materials used in our products are available only from one or a limited number of suppliers. We work closely with our suppliers to develop contingency plans to ensure continuity of high quality and reliable supply. We have established long-term supply contracts with many of our suppliers and in other instances, we have developed in-house capability to offset potential shortages caused by sole source suppliers. Due to the high standards and FDA requirements applicable to manufacturing our products, such as the FDA's Quality System Regulation and Good Manufacturing Practices, we may not be able to quickly establish additional or replacement sources for certain components or materials. In the event that we are unable to obtain sufficient quantities of raw materials or components or subassemblies on commercially reasonable terms or in a timely manner, our ability to manufacture our products on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on our business, financial condition and results of operations.
Our current supplier of certain key raw materials for certain of our amplified NAT diagnostic assays is Roche Diagnostics Corporation. In addition, we have a supply and purchase agreement for oligonucleotides for HPV with Roche Molecular Systems, Inc. The parent company of both Roche Diagnostics Corporation and Roche Molecular Systems, Inc. is F. Hoffmann-La Roche Ltd, a direct competitor of our Diagnostics business. We also have a supply agreement with GE Healthcare Bio-Sciences Corp., an affiliate of GE, for membranes used in connection with our ThinPrep product line. GE is a direct competitor with our Breast Health and Skeletal Health businesses.
We have sole-source third-party contract manufacturers for each of our molecular diagnostics instrument product lines and for our Skeletal Health products. KMC Systems, Inc., or KMC Systems, is the only manufacturer of the Tigris instrument, Stratec Biomedical AG, or Stratec, is the only manufacturer of the Panther instrument and Flextronics International, LTD, or Flextronics, is the only manufacturer of our Skeletal Health finished goods products. We are dependent on these sole source third-party manufacturers, and this dependence exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs. We have no firm long-term volume commitments with either KMC Systems or Stratec. If KMC Systems, Stratec, Flextronics or any of our other third-party manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its development or manufacturing operations or becomes insolvent or otherwise fails to supply us with products in sufficient quantities, instrument and equipment shipments to our customers could be delayed, which would decrease our revenues and may harm our competitive position and reputation. Further, because we place orders with our manufacturers based on forecasts of expected demand for our instruments and Skeletal Health products, if we inaccurately forecast demand we may be unable to obtain adequate manufacturing capacity or adequate quantities of components to meet our customers' delivery requirements.
We, and our contract manufacturers, manufacture our products at a limited number of different facilities located in the United States and throughout the world. In most cases, the manufacturing of each of our products is concentrated in one or a few locations. An interruption in manufacturing capabilities at any of these facilities, as a result of equipment failure or other reasons, could reduce, delay or prevent the production of our products. Some of our manufacturing operations are located outside of the U.S., including in Costa Rica and the United Kingdom. Those manufacturing operations are also subject to additional challenges and risks associated with international operations described under the caption “Risk Factors” in Item 1A below.
We continually review our operations and facilities in an effort to reduce costs and increase efficiencies. During fiscal 2015, we decided to shut down our Bedford, Massachusetts facility, outsource the manufacturing of our Skeletal Health products to Flextronics and transfer certain other manufacturing operations for our Breast Health segment to our Danbury, Connecticut and Marlborough, Massachusetts facilities. In addition, research and development, sales and service support and administrative functions have been or will be moved to Danbury and Marlborough. All manufacturing operations have been transferred as contemplated, and the full transition is expected to be substantially completed by the end of calendar year 2016. We may experience unexpected problems and expenses associated with our consolidation of operations and facilities that could materially harm our business and prospects.
From time to time new regulations are enacted that can affect the content and manufacturing of our products. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. In August 2012, the SEC adopted a rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The conflict minerals rule requires companies annually to disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The conflict minerals rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.
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

Backlog
Our backlog as of October 23, 2016 and October 25, 2015 totaled $345.5 million and $408.9 million, respectively. The decrease in backlog from the prior year period was primarily driven by us implementing more restrictive criteria to be considered an order for purposes of this measure. Backlog consists of customer orders for which a delivery schedule within the next twelve months has been specified. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net revenues for any future period.
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
In addition to product development, our research and development personnel play an active role in the review of product specifications, clinical protocols and FDA submissions, as well as ensuring that certain of our products conform to European health, safety and environmental requirements, or CE-marking. Our research and development expenses were $232.1 million, $214.9 million and $203.2 million in fiscal 2016, 2015, and 2014, respectively.
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
We are engaged in intellectual property litigation as described in Note 11 to our consolidated financial statements entitled “Litigation and Related Matters,” and we may be notified in the future of claims that we may be infringing intellectual property rights possessed by third-parties. In connection with any such litigation or if any claims are asserted against us or our products, we may seek to enter into settlement and/or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms. Alternatively, we may decide or be required to litigate such claims. A successful claim by a third-party may require us to remove the infringing product from the market or to design around the patented technology, potentially resulting in a less acceptable product.
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
The FDA classifies medical devices into 3 classes based on risk. Regulatory control increases from Class I (lowest risk) to Class III (highest risk). The FDA generally must clear or approve the commercial sale of new medical devices in Classes II and III. Commercial sales of our Class II and III medical devices within the U.S. must be preceded by either a pre-market notification filing pursuant to Section 510(k) of the FD&C Act (Class II) or the granting of a pre-market approval, or PMA (Class III). Our Class I medical devices must follow Hologic’s internal Quality System processes prior to commercialization. All classes of devices must meet FDA's quality system (QS), establishment registration, medical device listing, labeling and medical device reporting (MDR) regulations.
A 510(k) pre-market notification filing must contain information establishing that the device to be sold is substantially equivalent to a device commercially distributed prior to May 28, 1976 or to a device that has been determined by the FDA to be substantially equivalent. The PMA procedure involves a complex and lengthy testing process that is subject to review by the FDA and may require several years to obtain. We may need to first obtain an investigational device exemption (for significant risk devices), known as an IDE, in order to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. The FDA will approve a PMA only if after evaluating the supporting technical data it finds that the PMA contains sufficient, valid scientific evidence to assure that the device is safe and effective for its intended use(s). This approval may be granted with post-approval requirements including additional patient follow-up for an indefinite period of time.
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
Our blood screening products are subject to extensive pre- and post-market regulation as biologics by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of the products under the FD&C Act and the Public Health Service Act, and by comparable agencies in most foreign countries. The process required by the FDA before a biologic may be marketed in the U.S. generally involves the completion of pre-clinical testing; the submission of an investigational new drug application which must become effective before clinical trials may begin; the performance of adequate and well controlled human clinical trials to establish the safety and effectiveness of the biologic’s proposed intended use; and the submission and approval of a Biologics License Application (BLA).
Certain analyte specific reagents, referred to as ASR products, as with other Class I products, may be sold without 510(k) clearance or PMA approval. However, ASR products are subject to significant restrictions. The manufacturer may not make clinical or analytical performance claims for the ASR product, may not promote their use with specific laboratory equipment and may only sell the ASR product to clinical laboratories that are qualified to run high complexity tests under CLIA. Each laboratory must validate the ASR product for use in diagnostic procedures as a laboratory developed test.
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
In 2012, the European Commission proposed two new regulations, one each for medical devices and In-vitro Diagnostics (IVD). The European regulators have now reached consensus on the texts for both new regulations and it is anticipated that they will become official at the beginning of 2017. There will be a three-year transition period for medical devices and a five-year transition period for IVDs. The adoption of these regulations may impact our international operations through a broadened scope of medical device and IVD oversight and/or regulatory reach. Compliance with the new European Commission regulations, if and when adopted, may impose additional administrative and financial burdens on us.
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
Healthcare policy and payment reform proposals and medical cost containment measures are being adopted in the U.S. and in many foreign countries. The ability of our customers to obtain appropriate reimbursement for our products and services from private and governmental third-party payors is critical to the success of medical technology companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement and coverage varies by country and can significantly impact acceptance of new products and technologies. Even if we develop a promising new product, we may find limited demand for the product unless reimbursement approval and coverage is obtained from private and governmental third-party payors. Further legislative or administrative reforms to the reimbursement system in the United States and other countries in a manner that significantly reduces reimbursement for procedures using our medical products or denies coverage for those procedures facilitated by our products, including price regulation, competitive bidding and tendering, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, could have a material adverse effect on our business, financial condition or results of operations.
Employees
As of September 24, 2016, we had approximately 5,333 full-time employees, including 1,458 in manufacturing operations, 759 in research and development, 2,487 in marketing, sales and support services, and 629 in general administration. The 59 non-management employees of our Hitec-Imaging subsidiary located in Germany are represented by a union and are subject to collective bargaining agreements. In addition, Hitec-Imaging’s German employees are represented by a works council, a Betriebsrat, with respect to various shop agreements for social matters and working conditions. We believe that our relationship with our employees is good. Except as described herein, none of our other employees are represented by a union.
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

Item  1A. Risk Factors
In evaluating our business, the risks described below, as well as other information contained in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission should be considered carefully. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business. The occurrence of any of these events or circumstances could individually or in the aggregate have a material adverse effect on our business, financial condition, cash flow or results of operations. This report contains forward-looking statements; please refer to the cautionary statements made under the heading "Special Note Regarding Forward-Looking Statements" for more information on the qualifications and limitations on forward-looking statements.

Risks Relating to our Business
Our long-term success will depend upon our ability to successfully develop and commercialize new products and treatments and enhance our existing products and treatments; the internal research and development and external business development activities necessary to do so involve risk.
The markets for our products have been characterized by rapid technological change, frequent product introductions and evolving customer requirements. Our growth potential depends in large part on our ability to identify and develop new products or new indications for or enhancements of existing products, either through internal research and development or through collaborations, acquisitions, joint ventures or licensing or other arrangements with third parties. The development of new products and enhancement of existing products requires significant investment in research and development, clinical trials and regulatory approvals.
The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products, complete clinical trials, obtain regulatory approvals and reimbursement in the United States and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protection for our products, gain and maintain market approval of our products and access capital. If we are not able to successfully enhance existing products or develop new products, our products may be rendered obsolete or uncompetitive by new industry standards or changing technology. We cannot assure that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance, and we may be unable to recover all or a meaningful part of our investment in such products and technologies.
Additionally, as part of our long-term strategy, we are engaged in business development activities including evaluating acquisitions, joint development opportunities, technology licensing arrangements and other opportunities to further expand our presence in or diversify into priority growth areas by accessing new products and technologies. We may not be able to identify appropriate acquisition candidates, consummate transactions or obtain agreements with favorable terms. Further, once a business is acquired, any inability to successfully integrate the business, decreases in customer loyalty or product orders, failure to retain and develop the acquired workforce, failure to establish and maintain appropriate controls or unknown or contingent liabilities could adversely affect our ability to realize the anticipated benefits of any acquisition. The integration of an acquired business, whether or not successful, requires significant efforts which may result in additional expenses and divert the attention of our management and technical personnel from other projects. These transactions are inherently risky, and there can be no assurance that any past or future transaction will be successful.
If we are successful in pursuing future acquisitions, we may be required to expend significant funds, incur additional debt or other obligations, or issue additional securities, which may negatively affect our operating results and financial condition. If we spend significant funds or incur additional debt or other obligations, our ability to obtain financing for working capital or other purposes could be adversely affected, and we may be more vulnerable to economic downturns and competitive pressures.

We cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions that we complete.
If we fail to develop and successfully manufacture and launch new products, enhance existing products and identify, acquire and integrate complementary businesses, technologies and products, our business, results of operations and/or financial condition could be adversely affected.
International expansion is a key component of our growth strategy, although our international operations and foreign acquisitions expose us to additional operational challenges that we might not otherwise face.
We are focused on international expansion as a key component of our growth strategy and have identified specific areas of opportunity in various international markets. In fiscal 2016, 21.1% of our revenue came from outside of the U.S. If we fail to capitalize in the opportunities we have identified, our future growth may be materially adversely affected.
In addition, even if we do succeed in our plans to grow internationally, our future and existing international operations may subject us to a number of additional risks and expenses. Any of these risks or expenses could harm our operating results. These risks and expenses include:

•	difficulties in developing staffing and simultaneously managing operations in multiple locations as a result of, among other things, distance, language and cultural differences;

•	protectionist laws and business practices that favor local companies;

•	difficulties in the collection of trade accounts receivable;

•	difficulties and expenses related to implementing internal control over financial reporting and disclosure controls and procedures;

•	expenses associated with customizing products for clients in foreign countries;

•	possible adverse tax consequences;

•	the inability to obtain required regulatory approvals or favorable third-party reimbursement;

•	governmental currency controls;

•	multiple, conflicting and changing government laws and regulations (including, among other things, antitrust and tax requirements);

•	operation in parts of the world where strict compliance with anti-bribery laws may conflict with local customs and practices;

•	political and economic changes and disruptions, export/import controls and tariff regulations;

•
the inability to effectively obtain or enforce intellectual property rights, reduced protection for intellectual property rights in some countries, and otherwise protect against clone or “knock off” products; and

•	the lack of ability to enforce non-compete agreements with former owners of acquired businesses competing with us in China and other foreign countries.
Our global operations are required to comply with the U.S. Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), Chinese anti-corruption and similar anti-bribery laws in other jurisdictions and with U.S. and foreign export control, trade embargo and customs laws. If we fail to comply with any of these laws, we could suffer civil and criminal sanctions.
Additionally, the regulatory environment in China is evolving, and officials in the Chinese government exercise broad discretion in deciding how to interpret and apply regulations. It is possible that the Chinese government’s current or future interpretation and application of existing or new regulations will negatively impact our China operations, result in regulatory investigations or lead to fines or penalties.
Further, the June 2016 referendum in the United Kingdom ("UK") in which voters approved a withdrawal from the European Union, commonly referred to as “Brexit,” has created uncertainty. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the UK’s exit from the European Union. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the UK and the European Union and increased regulatory complexities. We have a manufacturing facility in the UK. As a result of Brexit, we may face new regulatory costs and challenges that may have a material adverse effect on us and our operations.  For example, depending on the terms of Brexit, we could become subject to export tariffs and regulatory restrictions that could increase the costs and time related to doing business in Europe. Additionally, Brexit could result in the UK or the European Union significantly altering its regulations affecting the clearance or approval of our products that are developed or manufactured in the UK. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the UK, the European Union and elsewhere. Given the lack of comparable precedent, it is unclear what economic, financial, trade and legal implications the withdrawal of the UK from the European Union would have and how such withdrawal may affect us.
Changes in currency exchange rates may reduce the reported value of our revenues outside the U.S., net of expenses, and cash flows. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes. We currently have limited hedging arrangements in place to mitigate some of the impact of lower exchange rates.
Our success depends on our ability to attract and retain key personnel.
We constantly monitor the dynamics of the economy, the healthcare industry and the markets in which we compete, and we continue to assess our key personnel that we believe are essential to our long-term success. Over the last three years, we have effected a leadership change and have made significant organizational and strategic changes in connection therewith. If we fail to effectively manage our ongoing organizational and strategic changes, our financial condition, results of operations, and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed.
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
If we or our contract manufacturers are unable to manufacture our products in sufficient quantities, on a timely basis, at acceptable costs and in compliance with regulatory and quality requirements, our ability to sell our products and our business will be harmed.
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
Additionally, the FDA and similar governmental bodies in other countries have the authority to require the recall of medical products in the event of material deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall could divert managerial and financial resources, be difficult and costly to correct, result in the suspension of sales of certain of our products, harm our reputation and the reputation of our products and adversely affect our business and prospects.

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
Sales and market acceptance of our medical products and the treatments facilitated by our products is dependent upon the coverage decisions and reimbursement policies established by government healthcare programs and private health insurers. The ability of customers to obtain appropriate reimbursement for the products and services they use from private and governmental third-party payors is critical to the success of medical technology companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement varies by country and can significantly impact the acceptance of new products and technologies. Even if we develop a promising new product, we may find limited demand for the product unless appropriate reimbursement approval is obtained from private and governmental third-party payors. Further legislative or administrative reforms to the reimbursement systems in the United States and other countries in a manner that significantly reduces reimbursement for procedures using our medical products or denies coverage for those procedures facilitated by our products, including price regulation, competitive bidding and tendering, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, could have a material adverse effect on our business, financial condition or results of operations.
Healthcare policy changes, including healthcare reform legislation and the uncertainty surrounding the implementation of any such legislation, could harm our business and prospects.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, “the Healthcare Reform Act”) was enacted into law in the United States in March 2010. As a U.S. headquartered company with significant sales in the United States, the medical device tax included in this law has materially affected us. The law imposed on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in January 2013. As such, this excise tax applied to the majority, if not all of our products sold in the U.S. Effective January 1, 2016, the implementation of the medical device tax was suspended for calendar years 2016 and 2017. The status of the tax for sales after December 31, 2017 is not clear, and the tax may continue to be suspended or may be reinstated at the same or at a different level.
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
Compliance with this healthcare legislation, including with these reporting requirements and the excise tax, imposed significant additional administrative and financial burdens on us. Various healthcare reform proposals have also emerged at the state level in the U.S. The Healthcare Reform Act and these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. These reforms include a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. In addition, while the excise tax was in effect, it increased our costs of doing business. The impact of this healthcare reform legislation, and practices including price regulation, competitive pricing, comparative effectiveness of therapies, technology assessments, and managed care arrangements could harm our business and prospects, results of operations and/or financial condition. Healthcare reform proposals and medical cost containment measures in the U.S. and in many foreign countries could:

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
The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry, including with respect to hospitals and clinical laboratories. This consolidation has resulted in greater pricing pressures, decreased average selling prices, and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of our customers. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers and competitors, which may reduce competition and continue to exert further downward pressure on the prices of our products and adversely impact our business, financial condition or results of operations. In particular, we are dependent upon a relatively small number of large clinical laboratory customers in the U.S. for a significant portion of our sales of diagnostics products. Due in part to a trend toward consolidation of clinical laboratories in recent years and the relative size of the largest U.S. laboratories, it is likely that a significant portion of these sales will continue to be concentrated among a relatively small number of large clinical laboratories.
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
Although we do not currently have any customers that represent more than 10% of our consolidated revenues, a material portion of product sales in our Diagnostics segment comes from a limited number of customers. We have long-term commitments with some of our Diagnostics’ customers. Our collaboration agreement with Grifols and product sales from another customer each resulted in revenues of more than 10% of our Diagnostics segment's total revenues. Product sales from our blood screening collaboration with Grifols accounted for 18.8%, 20.9% and 18.8% of our Diagnostics segment revenue in fiscal 2016, 2015, and 2014, respectively. In fiscal 2016, it is our understanding that our blood screening collaboration was largely dependent on four significant customers of Grifols: The American Red Cross, Creative Testing Solutions, Biomat and The Japanese Red Cross. We do not receive any revenues directly from those entities. In addition, in fiscal 2016, revenues from another customer accounted for 10.9% of our Diagnostics segment revenue. We anticipate that our operating results in our Diagnostics segment will continue to depend, to a significant extent, upon revenues from a small number of customers. The loss of any of these key customers, or a significant reduction in sales volume or pricing to these customers, could significantly reduce our Diagnostics segment revenues or profitability.
If we cannot maintain our current corporate collaborations and enter into new corporate collaborations, our product development could be delayed and our revenue could be adversely impacted.
With respect to certain of our products we have relied, to a significant extent, on corporate collaborators for funding development and marketing as well as distribution. For example, in our Diagnostics business we are dependent on Grifols to distribute the blood screening products we manufacture. Commercial blood screening product sales to Grifols accounted for 18.8%, 20.9%, and 18.8% of our Diagnostics segment revenue in fiscal 2016, 2015, and 2014, respectively. If our blood screening collaboration with Grifols is terminated and not replaced, our revenues could be adversely affected. In addition, we expect to rely on our corporate collaborators for the commercialization of certain products. If any of our corporate collaborators were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the development or commercialization and subsequent marketing of the products contemplated by the collaboration could be delayed or terminated. We cannot control the amount and timing of resources our corporate collaborators devote to our programs or potential products.
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
We are subject to the provisions of a federal law commonly known as the anti-kickback statute, and several similar state laws, which prohibit payments intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. While the federal law applies only to products or services for which payment may be made by a federal healthcare program, state laws often apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing and other promotional activities of manufacturers of medical devices by limiting the kinds of financial arrangements, including sales programs that may be used with hospitals, physicians, laboratories and other potential purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or are for items or services that were not provided as claimed. Anti-kickback and false claims laws prescribe civil and criminal penalties (including fines) for noncompliance that can be substantial.

Similarly, our international operations are subject to the provisions of the FCPA, which prohibits U.S. companies and their representatives from offering, promising, authorizing, or making payments to foreign officials for the purpose of influencing any act or decision of such official in his or her official capacity, inducing the official to do any act in violation of his or her lawful duty, or to secure any improper advantage in obtaining or retaining business. In many countries, the healthcare professionals we regularly interact with may meet the definition of a foreign official for purposes of the FCPA. In addition to the FCPA, our international operations are also subject to various other international anti-bribery laws such as the UK Anti-Bribery Act. Our policies mandate compliance with these anti-bribery laws. However, despite meaningful measures that we undertake to facilitate lawful conduct, which include training and compliance programs and internal policies and procedures, we may not always prevent unauthorized, reckless or criminal acts by our employees or agents, or employees or agents of businesses or operations we may acquire. It is possible that our practices might be challenged under federal or state anti-kickback, FCPA or similar laws due to the breadth of the statutory provisions and the absence of extensive guidance regarding compliance. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and have a material adverse effect on our business, financial condition and results of operations. We also could be subject to adverse publicity, severe penalties, including criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes and other remedial actions. Moreover, our failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, and withdrawal of an approved product from the market.
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

Additionally, the U.S. Supreme Court has issued several decisions, the full impact of which is not yet known. For example, in March 2012 in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patentable subject matter. The decision appears to impact diagnostics patents that merely apply a law of nature via a series of routine steps and has created uncertainty around the patentability of certain biomarker-related method claims. Additionally, in June 2013 in Association for Molecular Pathology v. Myriad Genetics, Inc., the Court held that claims to isolated genomic DNA are not patentable, but claims to complementary DNA, or cDNA, molecules were held to be valid. The effect of the decision on patents for other isolated natural products is uncertain and we may lose competitive advantages should the subject matter of our patents or patents we exclusively license be deemed non-patentable subject matter and we therefore fail to maintain exclusivity to such subject matter as a result.
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
We rely on strategic relationships with a number of key distributors for sales and service of our products. For example, in our Diagnostics business we are dependent on Grifols to distribute the blood screening products we manufacture. Commercial blood screening product sales to Grifols accounted for 18.8%, 20.9% and 18.8% of our Diagnostics segment revenue in fiscal 2016, 2015 and 2014, respectively. If our blood screening relationship or any of our other strategic relationships are terminated and not replaced or if our strategic partners fail to perform their contractual obligations, our revenues and/or ability to service our products in the territories serviced by these distributors could be adversely affected. If any of our distribution or marketing agreements are terminated, particularly our blood screening collaboration agreement, or if we elect to distribute new products directly, we will have to invest in additional sales and marketing resources, including additional field sales personnel, which would significantly increase future selling, general and administrative expenses. We may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all. If we fail to enter into acceptable distribution or marketing agreements or fail to successfully market our products, our product sales will decrease. We may also be exposed to risks as a result of transitioning a territory from a distributor sales model to a direct sales model, such as difficulties maintaining relationships with specific customers, hiring appropriately trained personnel or ensuring compliance with local product registration requirements, any of which could result in lower revenues than previously received from the distributor in that territory.
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
For example, we have sole-source third-party manufacturers for each of our molecular diagnostics instruments and for our Skeletal Health products. KMC Systems, Inc., or KMC Systems, is the only manufacturer of the Tigris instrument, Stratec Biomedical AG, or Stratec, is the only manufacturer of the Panther instrument and Flextronics International LTD, or Flextronics, is the only manufacturer of our Skeletal Health finished goods products. We have no firm long-term volume commitments with either KMC Systems or Stratec. If KMC Systems, Stratec, Flextronics or any of our other third-party manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its development or manufacturing operations or becomes insolvent or otherwise fails to supply us with goods in sufficient quantities, then instrument shipments to our customers could be delayed, which would decrease our revenues and harm our competitive position and reputation. Further, because we place orders with our manufacturers based on forecasts of expected demand for our products, if we inaccurately forecast demand we may be unable to obtain adequate manufacturing capacity or adequate quantities of components to meet our customers' delivery requirements.
Similarly, we rely on one or a limited number of suppliers for some key raw materials for our products and some of these suppliers are competitors. For example, our current supplier of certain key raw materials for certain of our amplified NAT diagnostic assays, pursuant to a fixed-price contract, is Roche Diagnostics Corporation and we have a supply and purchase agreement for oligonucleotides for HPV with Roche Molecular Systems, Inc. The parent company of both Roche Diagnostics Corporation and Roche Molecular Systems, Inc. is F. Hoffmann-LaRoche Ltd, a direct competitor of our Diagnostics business.

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
We continually review our operations and facilities in an effort to reduce costs and increase efficiencies. To that end, during fiscal 2015, we decided to shut down our Bedford, Massachusetts facility, outsource the manufacturing of our Skeletal Health products to a third party and transfer certain other manufacturing operations for our Breast Health segment to our Danbury, Connecticut and Marlborough, Massachusetts facilities. In addition, research and development, sales and service support and administrative functions have been or will be moved to Danbury and Marlborough. All manufacturing operations have been transferred as contemplated, and the full transition is expected to be substantially completed by the end of calendar year 2016. Uncertainty is inherent within the consolidation process, and unforeseen circumstances, costs and expenses could offset the anticipated benefits, disrupt operations, including the timely delivery of products and service to customers, and impact product quality, which could materially harm our business and prospects. In addition, we may fail to retain key employees who possess specific knowledge or expertise and who we depend upon for the timely and successful transition, we may not be able to attract a sufficient number of skilled workers at the new locations to handle the additional production and other demands, and the relocation may absorb significant management and key employee attention and resources. If any of these risks materialize, our business, results of operations, financial condition and prospects may be adversely affected.
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
State, federal and foreign laws, such as the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, regulate the confidentiality of sensitive personal information and the circumstances under which such information may be released. These measures may govern the disclosure and use of personal and patient medical record information and may require users of such information to implement specified security measures, and to notify individuals in the event of privacy and security breaches. Evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to re-design our products in a timely manner to reflect these legal requirements, either of which could have an adverse impact on our results of operations. Other health information standards, such as regulations under HIPAA, establish standards regarding electronic health data transmissions and transaction code set rules for specified electronic transactions, for example transactions involving submission of claims to third party payors. These standards also continue to evolve and are often unclear and difficult to apply. In addition, under the federal Health Information Technology for Economic and Clinical Health Act, or HITECH Act, some of our businesses that were previously only indirectly subject to federal HIPAA privacy and security rules became directly subject to such rules because the businesses may be deemed to serve as “business associates” to certain of our customers. In January 2013, the Office for Civil Rights of the Department of Health and Human Services released a final rule implementing the HITECH Act and making certain other changes to HIPAA privacy and security requirements. Compliance with the rule increases the requirements applicable to some of our businesses. Failure to maintain the confidentiality of sensitive personal information in accordance with the applicable regulatory requirements, or to abide by electronic health data transmission standards, could expose us to breach of contract claims, fines and penalties, costs for remediation and harm to our reputation.
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
In August 2012, the SEC adopted a rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The conflict minerals rule requires companies annually to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and other specified countries. The rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.
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
Based on performing a quantitative analysis, all of our reporting units passed Step 1 of the goodwill impairment test in fiscal 2016. For illustrative purposes, had the fair value of each of the reporting units been lower by 10%, all of the reporting units would still have passed Step 1 of the goodwill impairment test. Although we believe that we use reasonable methodologies for developing assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates are uncertain by nature and can vary from actual results. It is possible that the continuation of the current global financial and economic uncertainty could negatively affect our anticipated future cash flows, or the discount rates used to value the cash flows for each reporting unit, to such an extent that we could be required to perform an interim impairment test during fiscal 2017.
Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.
As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. In preparing our financial statements, we record the amount of tax payable in each of the countries, states and other jurisdictions in which we operate. Our future effective tax rate, however, may be lower or higher than prior years due to numerous factors, including a change in our geographic earnings mix, changes in the measurement of our deferred taxes, and recently enacted and future tax law changes in jurisdictions in which we operate. We are also subject to ongoing tax audits in various jurisdictions, and tax authorities may disagree with certain positions we have taken and assess additional taxes. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could adversely affect our business, results of operations, and cash flows.
Risks Relating to our Indebtedness
We incurred significant indebtedness in order to finance the acquisition of Gen-Probe in fiscal 2012, which may limit our operating flexibility, and could adversely affect our operations and financial results and prevent us from fulfilling our obligations.
As of September 24, 2016, we had approximately $3.41 billion aggregate principal of indebtedness. We also have other contractual obligations and deferred tax liabilities. This significant level of indebtedness and our other obligations may:

•	make it more difficult for us to satisfy our obligations with respect to our outstanding indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions, including increases in interest rates;

•
require us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, which will reduce the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we participate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, expansion efforts, acquisitions or other general corporate purposes.
In addition, the terms of our credit facilities require us to meet certain financial covenants that are customary with these types of credit facilities, which are described in Note 4 “Borrowings and Credit Agreements” in the accompanying notes to the consolidated financial statements included in Item 15 of this Annual Report. Our ability to comply with these covenants may be adversely affected by general economic conditions, industry conditions and other events beyond our control. If we are unable to comply with these covenants, we could default under the credit facilities, which could cause us to be unable to borrow additional amounts under the credit facilities and may result in the acceleration of the maturity of our outstanding indebtedness under the facilities. If the maturities were accelerated, we may not have sufficient funds available for repayment, and if we were unable to make additional borrowings under the facilities, we may not be able to make investments in our business to support our strategy or we may end up in bankruptcy proceedings, or other processes, in which our business would be negatively impacted. In addition, our shareholders could be adversely impacted as shareholder value could decrease. Each scenario would result in significant negative implications to our liquidity and results of operations.
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
A significant portion of our indebtedness is subject to floating interest rates, which makes us more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in our business. As of September 24, 2016, approximately $1.61 billion aggregate principal of our indebtedness, which represents the outstanding principal under our Term Loan under our Credit Agreement and amounts outstanding under our Accounts Receivable Securitization Program, was subject to floating interest rates. We currently have limited hedging arrangements in place to mitigate the impact of higher interest rates. The interest rate cap agreements have a December 2017 termination date, and we may not be able to extend these at an attractive economic price.

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

Any conversion of the convertible notes could cause dilution to our stockholders and to our earnings per share in the event the Company decided to settle such conversion in shares. In addition, because of the type of instrument and our accounting policy for settling the principal in cash, for any period in which we have reported net income, if the average trading price of our common stock for that period exceeds the conversion price of any of our convertible notes, the convertible notes of that class will increase our diluted share count and may result in lower reported diluted earnings per share. Our outstanding convertible notes at September 24, 2016 in the principal amount of $12.3 million, $363.4 million and $370.0 million, respectively, have conversion prices of $23.03, $31.175 and $38.59, respectively.

Item  1B. Unresolved Staff Comments
None.

Item  2. Properties
We own and lease the real property identified below. We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

Principal Properties Owned:	Primary Use	Floor Space
Newark, DE (a)	DirectRay digital detector research and development and plate manufacturing operations	164,000 sq. ft.
Warstein, Germany	Hitec-Imaging’s manufacturing operations, research and development and administrative functions	201,000 sq. ft.
Londonderry, NH	Manufacturing operations	47,000 sq. ft.
San Diego, CA (b)	Diagnostics headquarters, including research and development, administrative and manufacturing operations	262,000 sq. ft.
San Diego, CA (b)(c)	Diagnostics headquarters, including research and development, administrative and manufacturing operations	290,000 sq. ft.
San Diego, CA (b)	Manufacturing operations for blood screening products	94,000 sq. ft.

Principal Properties Leased:	Primary Use	Floor Space	Lease Expiration (fiscal year)	Renewals
Bedford, MA (d)	Administrative, research and development, and manufacturing operations	207,000 sq. ft.	2022	4, five-yr. periods
Danbury, CT	Manufacturing facility	62,000 sq. ft.	2022	4, five-yr. periods
Danbury, CT	Manufacturing operations and research and development	60,000 sq. ft.	2021	1, five-yr. period
Marlborough, MA	Headquarters, including research and development, manufacturing and distribution operations	216,000 sq. ft.	2019	2, five-yr. periods
Marlborough, MA	Manufacturing operations	146,000 sq. ft.	2024	1, five-yr. period
Methuen, MA	Main Distribution facility	38,000 sq. ft.	2018	1, five-yr. period
Alajuela, Costa Rica	Manufacturing facility	164,000 sq. ft.	2018	2, five-yr. periods
Manchester, England	Manufacturing operations and research and development	66,000 sq. ft.	2035	None
____________

(a)
We currently occupy approximately 59,000 square feet of this building, which houses our plate manufacturing facility, including both a Class 1 and a Class 2 clean room. We lease approximately 105,000 square feet of the facility to Siemens under a lease, which expires in April 2020.

(b)	Subject to a mortgage to secure obligations under our senior secured credit facilities.

(c)	We currently occupy approximately 221,000 square feet of this building, with the remaining space available to accommodate future growth.

(d)
During fiscal 2015, we decided to shut down our Bedford, Massachusetts facility and outsource the manufacturing of certain of our Skeletal Health products to a third party and transfer certain other manufacturing operations for our Breast Health segment to our Danbury, Connecticut and Marlborough, Massachusetts facilities. In addition, research and development, sales and service support and administrative functions will be moved to Danbury and Marlborough. This transition is expected to be completed by the end of calendar year 2016, although all manufacturing operations have been transitioned.

We lease other facilities utilized for office space and manufacturing and distribution operations across the United States, Europe, Canada and China. We also lease several sales and service offices throughout the world.

Item  3. Legal Proceedings
For a discussion of legal matters as of September 24, 2016, please see Note 11 to our consolidated financial statements entitled “Litigation and Related Matters,” which is incorporated by reference into this item.

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

Fiscal Year Ended September 24, 2016	High	Low
First Quarter	$41.66	$36.29
Second Quarter	39.94	31.84
Third Quarter	38.09	32.64
Fourth Quarter	39.35	32.81
Fiscal Year Ended September 26, 2015	High	Low
First Quarter	$27.35	$22.70
Second Quarter	33.33	25.60
Third Quarter	38.55	32.12
Fourth Quarter	43.00	35.80
Number of Holders. As of November 11, 2016, there were approximately 1,142 holders of record of our common stock, including multiple beneficial holders at depositories, banks and brokers listed as a single holder in the street name of each respective depositary, bank or broker.
Dividend Policy. We have never declared or paid cash dividends on our capital stock, and we currently have no plans to do so. Our current policy is to retain all of our earnings to finance future growth, pay down our existing indebtedness and repurchase our common stock. The existing covenants under our debt instruments also place limits on our ability to issue dividends and repurchase stock.
Recent Sales of Unregistered Securities. We did not sell unregistered equity securities during the fourth quarter of fiscal 2016.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs ($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
June 26, 2016 – July 23, 2016	4,269	$34.82	—	$—	$500.0
July 24, 2016 – August 20, 2016	2,474	38.86	—	—	500.0
August 21, 2016 – September 24, 2016	2,675	38.48	—	—	500.0
Total	9,418	$36.92	—	$—	$500.0
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

(2)
On June 21, 2016, the Board of Directors authorized the repurchase of up to $500.0 million of our outstanding common stock over the next five years. Through September 24, 2016, we had not repurchased any shares of our common stock under this program.

Stock Performance Graph
The following information shall not be deemed to be "filed" with the SEC nor shall the information be incorporated by reference into any future filings under the Securities Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following graph compares cumulative total shareholder return on our common stock since September 24, 2011 with the cumulative total return of the Russell 1000 Index and the Standard & Poor’s Health Care Supplies Index. This graph assumes the investment of $100 on September 24, 2011 in our common stock, the Russell 1000 Index and the S&P Health Care Supplies Index. Measurement points are the last trading day of each respective fiscal year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hologic, Inc., the Russell 1000 Index,
and S&P Health Care Supplies

$300
$250
$200
$150
$100
$50
$0
9/24/11
9/29/12
9/28/13
9/27/14
9/26/15
9/24/16
Hologic, Inc.
Russell 1000
S&P Health Care Supplies

*$100 invested on 9/24/11 in stock or index, including reinvestment of dividends.
Fiscal year ending September 24.

Copyright© 2016 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2016 Russell Investment Group. All rights reserved.

Item  6. Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, beginning on page F-1. In the fourth quarter of fiscal 2012, we acquired Gen-Probe Incorporated. Results of operations for this business are included in our consolidated financial statements from the date of acquisition.

	Fiscal Years Ended
	September 24, 2016 (5)	September 26, 2015 (4)	September 27, 2014 (3)	September 28, 2013 (2)	September 29, 2012 (1)
	(In millions, except per share data)
Consolidated Statement of Operations Data
Total revenues	$2,832.7	$2,705.0	$2,530.7	2,492.3	$2,002.6
Total operating costs and expenses	$2,284.1	$2,249.9	$2,251.0	3,398.5	$1,888.9
Net income (loss)	$330.8	$131.6	$17.3	(1,172.8)	$(73.6)
Basic net income (loss) per common share	$1.18	$0.47	$0.06	(4.36)	$(0.28)
Diluted net income (loss) per common share	$1.16	$0.45	$0.06	(4.36)	$(0.28)
Consolidated Balance Sheet Data
Working capital	$424.7	$322.4	$946.2	$535.8	$901.7
Total assets (6)	$7,317.0	$7,642.5	$8,368.7	$8,936.9	$10,393.1
Long-term debt obligations, less current portion (7)	$3,058.7	$3,227.3	$4,117.7	$4,193.8	$4,903.5
Total stockholders’ equity	$2,142.7	$2,079.2	$2,063.0	$1,941.5	$2,961.0
____________

(1)
Fiscal 2012 total operating costs and expenses include charges for contingent consideration of $119.5 million related to certain of our acquisitions, restructuring and divestiture charges of $36.6 million and acquisition transaction costs related to the Gen-Probe acquisition of $34.3 million. Included in net loss was a debt extinguishment loss of $42.3 million.

(2)
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

(3)	Fiscal 2014 total operating costs and expenses include restructuring and divestiture charges of $51.7 million and intangible asset impairment charges of $32.2 million.

(4)
Fiscal 2015 total operating costs and expenses include restructuring and divestiture charges of $28.5 million. Included in net income was a debt extinguishment loss of $62.7 million and related transaction costs of $9.3 million.

(5)
Fiscal 2016 total operating costs and expenses include restructuring and divestiture charges of $10.5 million. Included in net income was a gain on the sale of a marketable security of $25.1 million partially offset by a debt extinguishment loss of $5.3 million.

(6)	Total assets have been recast for fiscal 2015 through 2012 to reflect the Company's adoption of ASU No. 2015-03, Presentation of Debt Issuance Costs.

(7)
Long-term obligations have been recast for fiscal 2015 through 2012 to reflect the adoption of ASU 2015-03 and are net of unamortized debt discounts and deferred issuance costs aggregating $62.9 million, $95.7 million, $166.2 million, $217.7 million and $271.6 million for fiscal years 2016, 2015, 2014, 2013 and 2012, respectively.

Item  7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the information described under the caption “Risk Factors” in Part I, Item 1A of this report and our Special Note Regarding Forward-Looking Statements at the outset of this report.

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
We offer a wide range of diagnostic products which are used primarily to aid in the diagnosis of human diseases and screen donated human blood and plasma. Our primary diagnostics products include our Aptima family of assays, which run on our advanced instrumentation systems (Panther and Tigris), our ThinPrep system, the Rapid Fetal Fibronectin Test and our Procleix blood screening assays. The Aptima family of assays is used to detect the infectious microorganisms that cause the common sexually transmitted diseases, or STDs, chlamydia and gonorrhea, certain high-risk strains of human papillomavirus, or HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth. In blood screening, we develop and manufacture the Procleix family of assays, which are used to detect various infectious diseases. The Procleix blood screening assays also run on our Panther and Tigris systems. These blood screening products are marketed worldwide by our blood screening collaborator, Grifols S.A., or Grifols, under Grifols' trademarks.
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

	Fiscal Years Ended
	September 24, 2016	September 26, 2015	September 27, 2014
Revenues:
Product	84.0%	83.9%	82.8%
Service and other	16.0%	16.1%	17.2%
	100.0%	100.0%	100.0%
Costs of revenues:
Product	26.7%	27.9%	28.9%
Amortization of intangible assets	10.4%	11.1%	12.4%
Impairment of intangible assets	—%	—%	1.0%
Service and other	7.7%	8.0%	8.4%
Gross Profit	55.2%	53.0%	49.2%
Operating expenses:
Research and development	8.2%	7.9%	8.0%
Selling and marketing	14.7%	13.4%	13.1%
General and administrative	9.4%	9.7%	10.3%
Amortization of intangible assets	3.2%	4.1%	4.5%
Impairment of intangible assets	—%	—%	0.2%
Restructuring and divestiture charges	0.4%	1.1%	2.0%
	35.9%	36.2%	38.2%
Income from operations	19.4%	16.8%	11.1%
Interest income	—%	—%	0.1%
Interest expense	(5.5)%	(7.6)%	(8.7)%
Debt extinguishment loss	(0.2)%	(2.3)%	(0.3)%
Other income (expense), net	0.9%	(0.4)%	(0.2)%
Income before income taxes	14.6%	6.6%	1.9%
Provision for income taxes	3.0%	1.7%	1.2%
Net income	11.6%	4.9%	0.7%

Fiscal Year Ended September 24, 2016 Compared to Fiscal Year Ended September 26, 2015
Product Revenues.

	Years Ended
	September 24, 2016		September 26, 2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$1,204.7	42.5%	$1,184.1	43.8%	$20.6	1.7%
Breast Health	719.7	25.4%	685.1	25.3%	34.6	5.1%
GYN Surgical	392.0	13.9%	334.6	12.4%	57.4	17.2%
Skeletal Health	62.6	2.2%	66.6	2.5%	(4.0)	(6.0)%
	$2,379.0	84.0%	$2,270.4	83.9%	$108.6	4.8%

We generated an increase in product revenues in fiscal 2016 compared to fiscal 2015. The growth was across our three primary business segments on both a domestic and worldwide basis, while Skeletal Health experienced a decline domestically and internationally. Product revenues increased 4.8% in the current fiscal year compared to the prior fiscal year, as reported growth was partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies, most notably the Euro, Australian dollar and UK Pound.
Diagnostics product revenues increased 1.7% in fiscal 2016 compared to fiscal 2015 primarily due to increases in Molecular Diagnostics of $28.6 million and Cytology & PeriNatal of $8.1 million. These increases were partially offset by a decrease of $16.2 million in our Blood Screening business.
The increase in Molecular Diagnostics products, and in particular our Aptima family of assays, was primarily due to our increased installed base of Panther instruments, which is driving higher volumes of assay testing. These increases were partially offset by a slight decline in average selling prices, a reduction in Cervista HPV revenues as our larger customers transition to our Panther system, a reduction in Cystic Fibrosis revenues as we discontinued the product at the end of the second quarter of fiscal 2016, and a slight negative foreign currency exchange impact from the strengthening U.S. dollar on our sales denominated in foreign currencies. Overall, we experienced revenue growth both domestically and internationally in our Molecular Diagnostics business. The increase in our Cytology & PeriNatal products was primarily related to increases in instrument sales and Perinatal volumes partially offset by a decrease in our ThinPrep products, where ThinPrep volumes increased slightly domestically and increased more modestly internationally, but international sales were negatively impacted by the strengthening U.S. dollar on our sales denominated in foreign currencies. As a result, this business experienced an increase in domestic revenues but a decline in international revenues. Blood Screening revenues decreased in fiscal 2016 compared to fiscal 2015 primarily due to a reduction in volumes related to the agreement between Grifols, our blood screening partner, and the Japanese Red Cross and lower instrument and ancillary volumes as well as the trend of lower blood donations in the U.S. The revenue decrease was partially offset by fluctuations in Grifols' domestic inventory levels, including increased fulfillment of the West Nile Virus assay. As a result, this business experienced an increase in domestic revenues but a decline in international revenues.
Breast Health product revenues increased 5.1% in fiscal 2016 compared to fiscal 2015. Our digital mammography systems and related products revenue increased $56.8 million in fiscal 2016 compared to fiscal 2015 primarily due to higher sales volume of our 3D Dimensions systems on a worldwide basis, principally driven by domestic sales. This resulted in our domestic 3D Dimension systems sales, which have higher average selling prices than international sales, increasing as a percentage of our total 3D Dimension system sales. In addition, we also had higher software sales primarily driven by our C-View product. These increases were partially offset by negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies and decreases in the sales volume of our 2D Selenia product. In addition, we had lower sales of our interventional breast solutions products of $4.7 million and had no sales from our MRI breast coils product line in fiscal 2016, which was fully disposed during fiscal 2015 and contributed $8.4 million in fiscal 2015. Overall, we experienced growth domestically in this business segment but had a decline internationally in our primary product lines.
GYN Surgical product revenues increased 17.2% in fiscal 2016 compared to fiscal 2015 primarily due to increases in MyoSure system sales of $38.8 million and NovaSure system sales of $19.1 million compared to fiscal 2015 as volumes increased both domestically and internationally for each product. We believe the increase in domestic NovaSure volumes is partially attributable to a competitor's recent withdrawal from the market. The MyoSure system continued to gain strong market acceptance as unit sales increased globally. These increases were partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.

Skeletal Health product revenues decreased 6.0% in fiscal 2016 compared to fiscal 2015 primarily due to decreases in the sales volume of our older Discovery products, lower sales of our mini C-arm product and the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies. These decreases were partially offset by an increase in our Horizon osteoporosis assessment product sales volume.
In fiscal 2016, 77.8% of product revenues were generated in the United States, 10.6% in Europe, 8.3% in Asia-Pacific, and 3.3% in other international markets. In fiscal 2015, 74.6% of product revenues were generated in the United States, 12.4% in Europe, 9.3% in Asia-Pacific, and 3.7% in other international markets. The increase in the percentage of U.S. revenues was primarily due to higher total product revenue in the U.S. in our Surgical, Breast Health and Molecular Diagnostic product lines. The impact of the U.S. revenue increases, lower overall international revenues, and the negative impact of the strengthening U.S. dollar, primarily against the Euro, Australian dollar and the UK Pound, resulted in a reduction in the European and Asia-Pacific revenues as a percentage of consolidated revenues.
Service and Other Revenues.

	Years Ended
	September 24, 2016		September 26, 2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$453.7	16.0%	$434.6	16.1%	$19.1	4.4%
Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment. Service and other revenues increased 4.4% in fiscal 2016 compared to fiscal 2015 primarily due to higher service contract conversion and renewal rates and higher installation and training revenues related to increased sales of our 3D Dimensions systems. In addition, other revenue in our Diagnostics segment increased in fiscal 2016 primarily due to $9 million of payments received under an agreement to license certain technology.
Cost of Product Revenues.

	Years Ended
	September 24, 2016		September 26, 2015		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Revenues	$756.8	31.8%	$755.5	33.3%	$1.3	0.2%
Amortization of Intangible Assets	293.4	12.3%	299.7	13.2%	(6.3)	(2.1)%
	$1,050.2	44.1%	$1,055.2	46.5%	$(5.0)	(0.5)%
Product gross margin increased to 55.9% in fiscal 2016 compared to 53.5% in fiscal 2015.
Cost of Product Revenues. Cost of product revenues as a percentage of product revenues in the current fiscal year decreased in our Breast Health and GYN Surgical business segments and increased in Diagnostics and Skeletal Health compared to the prior fiscal year, resulting in the overall improvement in gross margins.

Diagnostics’ product costs as a percentage of revenue increased slightly in fiscal 2016 compared to fiscal 2015 primarily due to unfavorable absorption variances, a mix shift in international sales to a higher percentage of lower margin molecular diagnostic products, inventory related charges for discontinuing the Cystic Fibrosis product, and the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies. These increases were partially offset by an increase in product revenue related to the increase in Aptima assay sales and related volumes resulting in favorable manufacturing variances, and lower production costs at our manufacturing facilities as we improve our operational efficiency and renegotiate pricing with certain of our vendors. In addition, we generated an increase in domestic sales, which have higher average selling prices, while international sales declined in the current year compared to fiscal 2015.

Breast Health’s product costs as a percentage of revenue decreased in fiscal 2016 compared to fiscal 2015 primarily due to the favorable product mix shift to our higher margin 3D Dimensions system. Our 3D Dimensions systems have higher average sales prices than our 2D systems. In addition, we had higher software sales primarily due to our C-View product, which have higher gross margins than capital equipment sales, and we experienced favorable manufacturing variances. Further, we generated an increase in domestic sales, which have higher average selling prices, while international sales declined in fiscal

2016 compared to fiscal 2015 resulting in an improved gross margin. We also had lower sales of our interventional breast solutions disposables and no sales from our MRI breast coils product line, which was fully disposed during fiscal 2015. Both of these product lines have lower gross margins than our digital mammography systems.

GYN Surgical’s product costs as a percentage of revenue decreased in fiscal 2016 compared to fiscal 2015 primarily due to an increase in sales volumes for both our MyoSure and NovaSure products resulting in favorable manufacturing variances, partially offset by product mix shift to our lower margin MyoSure products. In addition, the prior fiscal year included a $4.0 million charge to write-off certain inventory that would not be utilized.

Skeletal Health’s product costs as a percentage of revenue increased in fiscal 2016 compared to fiscal 2015 primarily due to an overall decrease in revenues, partially offset by favorable manufacturing variances as we built additional inventory in anticipation of outsourcing the manufacturing of a majority of the division's products to a third party.
Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology. These intangible assets are generally amortized over their estimated useful lives of between 8.5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. The economic pattern is based on undiscounted future cash flows. The decrease in amortization expense in fiscal 2016 compared to fiscal 2015 was primarily due to lower amortization expense from intangible assets from the Cytyc Corporation acquisition, which are being amortized based on the pattern of economic use, and the full amortization of assets acquired in our Suros acquisition. These decreases were partially offset due to the acceleration of amortization of the Cystic Fibrosis developed technology asset of $6.2 million in fiscal 2016 as a result of discontinuing this product.
Cost of Service and Other Revenues.

	Years Ended
	September 24, 2016		September 26, 2015		Change
	Amount	% of Service and Other Revenues	Amount	% of Service and Other Revenues	Amount	%
Cost of Service and Other Revenues	$219.2	48.3%	$217.1	50.0%	$2.1	1.0%
Service and other revenues gross margin was 51.7% in fiscal 2016 compared to 50.0% in fiscal 2015. Within our Breast Health segment, the increase in gross margin is related to higher service contract conversion and renewal rates and higher installation and training revenues related to our increased sales of 3D Dimensions systems. In addition, we had an increase in other revenue in our Diagnostics segment primarily due to $9 million of royalty payments from licensing certain technology, which had no corresponding service costs.
Operating Expenses.

	Years Ended
	September 24, 2016		September 26, 2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$232.1	8.2%	$214.9	7.9%	$17.2	8.0%
Selling and marketing	415.1	14.7%	363.0	13.4%	52.1	14.4%
General and administrative	267.3	9.4%	261.0	9.7%	6.3	2.4%
Amortization of intangible assets	89.7	3.2%	110.2	4.1%	(20.5)	(18.6)%
Restructuring and divestiture charges	10.5	0.4%	28.5	1.1%	(18.0)	(63.2)%
	$1,014.7	35.9%	$977.6	36.2%	$37.1	3.8%
Research and Development Expenses. Research and development expenses increased 8.0% in fiscal 2016 compared to fiscal 2015 primarily due to higher compensation, primarily in our Breast Health segment from additional headcount. There was also an increase in new product development spend in Breast Health, GYN Surgical and Skeletal Health for prototype materials and consulting. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.

Selling and Marketing Expenses. Selling and marketing expenses increased 14.4% in fiscal 2016 compared to fiscal 2015 primarily due to higher compensation from an increase in headcount in Diagnostics, GYN Surgical and Breast Health, increased commissions as a result of higher sales, an increase in spending on a number of marketing initiatives primarily in our Breast Health and Diagnostics businesses, higher medical education spend in GYN Surgical and higher travel, trade show and meeting expenses.
General and Administrative Expenses. General and administrative expenses increased 2.4% in fiscal 2016 compared to fiscal 2015 primarily due to a $6.0 million charge for settling a legal fee dispute in the first quarter of fiscal 2016, and to a lesser extent, due to higher salary and compensation from increased headcount, increased consulting and legal expenses for a number of corporate initiatives including organizational structure changes and finance operational improvements, an increase in information systems infrastructure and project costs, and an increase in stock-based compensation from implementing a retirement plan provision in our equity compensation plan in the fourth quarter. Partially offsetting these increases was a decrease in the medical device excise tax of $16.9 million as a result of the Protecting Americans from Tax Hikes Act of 2015 ("PATH"), which went into effect December 15, 2015, and provides for a two-year moratorium on the 2.3% excise tax imposed on the sale of medical devices in the United States on or after January 1, 2016 through December 31, 2017, and lower tax fees.
Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, and business licenses from our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense decreased 18.6% in fiscal 2016 compared to fiscal 2015 primarily due to lower amortization expense from intangible assets from the Gen-Probe Incorporated acquisition and the Cytyc acquisition, which are being amortized based on the pattern of economic use.
Restructuring and Divestiture Charges. In fiscal 2014, we implemented cost containment measures that primarily resulted in headcount reductions and also started the process of reorganizing our senior management team and international structure, which led to additional headcount actions in fiscal 2015. In addition, in fiscal 2015, we decided to shut down our Bedford, Massachusetts facility and transfer production of our Skeletal Health products to a third-party contract manufacturer and other activities to our Marlborough, Massachusetts and Danbury, Connecticut facilities. We also implemented additional organizational changes to our international operations throughout fiscal 2016 which resulted in additional charges. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are recognized either ratably over the respective required employee service periods or up-front for contractual benefits, and other charges are being recognized as incurred. In fiscal 2016 and 2015, we recorded aggregate charges of $10.5 million and $28.5 million, respectively, from these actions, primarily for severance and benefits and to a lesser extent facility closure costs. Included in the fiscal 2015 charges was a $9.6 million charge to write-off the cumulative translation adjustment related to the divestiture of our MRI breast coils product line. This subsidiary was deemed to be substantially liquidated in the third quarter of fiscal 2015 as operations fully ceased. For additional information, please refer to Note 3 to our consolidated financial statements contained in Item 15 of this Annual Report.
In connection with shutting down the Bedford location, we expect to record lease obligation charges ranging from approximately $8.0 million to $12.0 million in fiscal 2017 as we meet the cease-use date requirements for a portion of the facility. In order to estimate the lease obligation charges, we have made certain assumptions including the time period it will take to obtain a subtenant and certain sub-lease rates. These estimates may vary from the sub-lease agreements ultimately executed, if at all, resulting in an adjustment to the charges.

Interest Expense.

	Years Ended
	September 24, 2016	September 26, 2015	Change
	Amount	Amount	Amount	%
Interest Expense	$(155.3)	$(205.5)	$50.2	(24.4)%
Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our Convertible Notes, 2022 Senior Notes, Senior Notes, and amounts borrowed under our Credit Agreement, Prior Credit Agreement and Accounts Receivable Securitization Program. The decrease in interest expense in fiscal 2016 compared to fiscal 2015 was primarily due to lower outstanding balances as a result of scheduled principal payments, a term loan prepayment and extinguishments in fiscal 2015 and, to a lesser extent, Convertible Note repurchases in fiscal 2016 of $274.2 million principal amount, and lower interest rates in fiscal 2016 as a result of debt refinancings in fiscal 2015.

Debt Extinguishment Loss.

	Years Ended
	September 24, 2016	September 26, 2015	Change
	Amount	Amount	Amount	%
Debt Extinguishment Loss	$(5.3)	$(62.7)	$57.4	(91.5)%
On various dates during the second and fourth quarters of fiscal 2016, we entered into privately negotiated repurchase transactions and extinguished $137.6 million and $136.6 million principal amount of our 2010 Notes and 2012 Notes, respectively, for an aggregate payment of $392.8 million, which includes a premium conversion resulting from our stock price on the date of the transactions being in excess of the conversion prices. In connection with these transactions, we recorded a debt extinguishment loss of $4.6 million and $0.7 million on the 2010 Notes and 2012 Notes, respectively, related to the difference between the fair value of their respective liability components and carrying values at the repurchase dates plus a pro-rata amount of deferred issuance costs. The remaining cash payments were allocated to the reacquisition of the equity component and recorded within additional paid-in capital, a component of stockholders' equity.
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
Also in the fourth quarter of fiscal 2015, on various dates, we entered into privately negotiated transactions and repurchased $300 million principal amount of our 2010 Notes for a total payment of $543.7 million, which included the conversion premium resulting from our stock price on the date of transaction being in excess of the conversion price. In connection with these transactions, we recorded a debt extinguishment loss of $15.5 million related to the difference between the fair value of the liability component of the 2010 Notes and their respective carrying value at the redemption date. The remaining cash payments were allocated to the reacquisition of the equity component and recorded within additional paid-in-capital within stockholders' equity.
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
Other Income (expense), net.

	Years Ended
	September 24, 2016	September 26, 2015	Change
	Amount	Amount	Amount	%
Other Income (expense), net	$26.6	$(11.0)	$37.6	**
** Percentage not meaningful
In fiscal 2016, this account was primarily comprised of a $25.1 million realized gain on the sale of a marketable security, and a gain of $3.3 million on the cash surrender value of life insurance contracts related to our deferred compensation plan. These gains were partially offset by an other-than-temporary impairment charge of $1.1 million on a marketable security and net foreign currency exchange losses of $1.0 million.
In fiscal 2015, this account was primarily comprised of an other-than-temporary impairment charge of $7.8 million on a marketable security, net foreign currency exchange losses of $2.9 million, and $1.0 million of losses on cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan.

Provision for Income Taxes.

	Years Ended
	September 24, 2016	September 26, 2015	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$84.5	$45.6	$38.9	85.3%
Our effective tax rate for fiscal 2016 was 20.3% compared to 25.8% in fiscal 2015. For fiscal 2016, the effective tax rate was lower than the statutory tax rate primarily due to earnings in jurisdictions subject to lower tax rates, the domestic production activities deduction benefit, and a change in the valuation allowance related to the sale of a marketable security with a higher tax than book basis. For fiscal 2015, the effective tax rate was lower than the statutory rate primarily due to the domestic production activities deduction benefit.
Segment Results of Operations
We report our business as four segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements contained in Item 15 of this Annual Report. We measure segment performance based on total revenues and operating income. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.
Diagnostics.

	Years Ended
	September 24, 2016	September 26, 2015	Change
	Amount	Amount	Amount	%
Total Revenues	$1,236.9	$1,211.8	$25.1	2.1%
Operating Income	$126.0	$109.5	$16.5	15.1%
Operating Income as a % of Segment Revenue	10.2%	9.0%
Diagnostics revenues increased in fiscal 2016 compared to fiscal 2015 primarily due to the increase in product revenues discussed above.
Operating income for this business segment increased in fiscal 2016 compared to fiscal 2015 primarily due to increased gross profit and lower operating expenses. Gross profit increased primarily due to increased Aptima and Cytology & Perinatal product sales, partially offset by lower blood screening revenues, as discussed above, and an increase in other revenue primarily due to $9.0 million in payments received in fiscal 2016 under an agreement to license certain technology for which there were no corresponding costs. In addition, we had favorable manufacturing variances and lower production costs at our manufacturing facilities as we improve our operational effectiveness and renegotiate pricing with certain of our vendors. Partially offsetting these improvements were unfavorable absorption variances, a mix shift in international sales to lower margin molecular diagnostic products, inventory related charges for discontinuing the Cystic Fibrosis product, the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, and the acceleration of amortization of the Cystic Fibrosis developed technology asset of $6.2 million. Overall, the gross margin improved slightly to 49.5% in fiscal 2016 from 49.3% in fiscal 2015.
Operating expenses decreased in fiscal 2016 compared to fiscal 2015 primarily due to lower amortization expense of $16.9 million, lower medical device excise taxes of $7.5 million, and lower restructuring charges. These decreases were partially offset by higher sales and marketing expenses related to increased compensation for additional headcount and commissions, increased marketing initiatives and trade shows and an increase in legal fees related to the settlement of a fee dispute for $6.0 million.

Breast Health.

	Years Ended
	September 24, 2016	September 26, 2015	Change
	Amount	Amount	Amount	%
Total Revenues	$1,112.8	$1,063.4	$49.4	4.6%
Operating Income	$350.5	$296.3	$54.2	18.3%
Operating Income as a % of Segment Revenue	31.5%	27.9%
Breast Health revenues increased in fiscal 2016 compared to fiscal 2015 primarily due to the $34.6 million increase in product revenues discussed above and a $14.7 million increase in service revenues.
Operating income for this business segment increased in fiscal 2016 compared to fiscal 2015 primarily due to an increase in gross profit from higher revenue, partially offset by an increase in operating expenses. Gross profit increased primarily due to the increase in 3D Dimensions sales, on both a unit basis and as a percentage of total digital mammography systems, compared to our 2D systems, and an increase in software related sales, each of which have higher gross margins. We also generated an increase in domestic sales, which have higher average selling prices, while international sales declined in fiscal 2016 compared to fiscal 2015 resulting in an improved gross margin. In addition, this business experienced favorable manufacturing variances. These increases were partially offset by the negative foreign currency impact of the strengthening U.S. dollar on our sales denominated in foreign currencies. As a result, overall gross margin increased to 59.9% in fiscal 2016 compared to 56.4% in fiscal 2015.
Operating expenses increased in fiscal 2016 compared to fiscal 2015 primarily due to an increase in compensation and commissions from increased headcount and improved operating results, higher marketing expenditures for a number of marketing programs, and increased trade show and meeting expenses, higher clinical trial and prototype materials expenses, and increased information systems infrastructure costs. These expense increases were partially offset by lower medical device excise taxes of $5.8 million, lower intangible asset amortization expense of $2.5 million, and lower restructuring expenses in which the prior year included a $9.6 million charge to write-off the cumulative translation adjustment related to the divestiture of our MRI breast coils product line.
GYN Surgical.

	Years Ended
	September 24, 2016	September 26, 2015	Change
	Amount	Amount	Amount	%
Total Revenues	$393.1	$335.8	$57.3	17.1%
Operating Income	$69.1	$38.6	$30.5	79.0%
Operating Income as a % of Segment Revenue	17.6%	11.5%
GYN Surgical revenues increased in fiscal 2016 compared to fiscal 2015 due to the increase in product revenues discussed above.
Operating income for this business segment increased in fiscal 2016 compared to fiscal 2015 primarily due to an increase in revenues and gross profit, partially offset by an increase in operating expenses. Gross margin increased to 62.0% in fiscal 2016 from 57.3% in fiscal 2015 primarily due to increased sales volumes for both our MyoSure and NovaSure products resulting in favorable manufacturing variances, partially offset by product mix shift to our lower margin MyoSure products. In addition, intangible asset amortization expense was lower in the current year. Gross margin was also higher in the current year as the prior year included a $4.0 million charge to write-off inventory that would not be utilized.
Operating expenses increased in fiscal 2016 primarily due to an increase in compensation from additional headcount, higher commissions due to increased sales, increased spend on marketing initiatives, trade shows and medical education, increased research and development expenses and higher legal expenses.

Skeletal Health.

	Years Ended
	September 24, 2016	September 26, 2015	Change
	Amount	Amount	Amount	%
Total Revenues	$89.9	$94.0	$(4.1)	(4.4)%
Operating Income	$3.0	$10.7	$(7.7)	(72.0)%
Operating Income as a % of Segment Revenue	3.3%	11.4%
Skeletal Health revenues decreased in fiscal 2016 compared to fiscal 2015 primarily due to the decrease in product revenues of $4.0 million discussed above.
Operating income decreased in fiscal 2016 compared to the prior year primarily due to higher operating expenses for compensation and additional investment in research and development projects, while gross profit increased slightly as a result of higher sales of our higher margin Horizon product and favorable manufacturing variances as we built up inventory in advance of transitioning production of these products to a third-party manufacturer.

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
We generated an increase in product revenues in fiscal 2015 compared to fiscal 2014. The growth was across all four of our business segments on both a domestic and worldwide basis. Product revenues increased 8.4% in fiscal 2015 compared to fiscal 2014, as reported growth was partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies, most notably the Euro, UK Pound and Renminbi.
Diagnostics product revenues increased 4.2% in fiscal 2015 compared to fiscal 2014 primarily due to increases in Molecular Diagnostics of $32.3 million and Blood Screening of $27.1 million. These increases were partially offset by a decrease of $12.1 million in our Cytology & PeriNatal business.
The increase in Molecular Diagnostics products, and in particular our Aptima family of assays was primarily due to increased volumes due to our increased installed base of Panther instruments, and increased sales volumes of our HPV screening assay, which was FDA approved for use on our Panther system in the fourth quarter of fiscal 2013. These increases were partially offset by a reduction in Cervista HPV revenues as customers transitioned to our Panther system and Aptima HPV assay and lower instrumentation sales due to the significant purchases made by Quest Diagnostics Incorporated, or Quest, in the first quarter of fiscal 2014. In addition, we experienced slightly lower average selling prices. Our Blood Screening revenues increased in fiscal 2015 compared to fiscal 2014 primarily due to volume increases related to the agreement between Grifols, our blood screening partner, and the Japanese Red Cross, and restocking of certain assays for Grifols to normalize its inventory levels. The decrease in our Cytology & PeriNatal revenues in fiscal 2015 compared to fiscal 2014 was primarily related to the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, lower instrument sales and slightly lower average selling prices in China. ThinPrep Pap Test volumes domestically increased slightly in fiscal 2015 compared to fiscal 2014, and increased more modestly internationally. In the U.S., we believe the negative impact on ThinPrep Pap test volumes resulting from interval expansion for cervical cancer screening was largely negated by our increased market share gains.
Breast Health product revenues increased 16.5% in fiscal 2015 compared to fiscal 2014. Our digital mammography systems and related products revenue increased $116.1 million in fiscal 2015 compared to fiscal 2014 primarily due to the increase in 3D Dimensions units sold on a worldwide basis, which was principally driven by domestic sales. This increase was partially offset by slightly lower average selling prices and a product mix shift within the 3D offerings to systems with less features. In addition, we also had higher sales of 3D upgrades and related products primarily driven by our C-View product. As expected, we continued to experience a decline in the number of 2D systems sold as customers transition to the 3D Dimensions systems, which occurred primarily in the United States. The increase in revenue was also partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, lower MRI breast coils product line revenue of $6.9 million as a result of the divestiture of this product line in the fourth quarter of fiscal 2014, and a decline of $10.2 million related to our Hitec-Imaging business primarily as a result of the completed shutdown of its organic photoconductor production line in fiscal 2014.
GYN Surgical product revenues increased 9.1% in fiscal 2015 compared to fiscal 2014 primarily due to an increase in MyoSure system sales of $29.1 million partially offset by lower NovaSure device sales of $1.3 million. The MyoSure system continued to gain strong market acceptance as unit sales increased globally, partially offset by product mix and slightly lower average sales prices. NovaSure revenues were slightly lower in fiscal 2015 compared to fiscal 2014 primarily due to the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies and slightly lower domestic volume, partially offset by higher international volume.
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
In fiscal 2015, 74.6% of product sales were generated in the United States, 12.4% in Europe, 9.3% in Asia-Pacific, and 3.7% in other international markets. In fiscal 2014, 73.6% of product sales were generated in the United States, 13.8% in Europe, 8.6% in Asia-Pacific, and 4.0% in other international markets. The increase in the percentage of U.S. revenues was primarily due to increased sales of our 3D Dimensions system and related products and the negative impact of the strengthening U.S. dollar against the Euro and UK Pound, which resulted in lower European revenues.
Service and Other Revenues.

	Years Ended
	September 26, 2015		September 27, 2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$434.6	16.1%	$435.8	17.2%	$(1.2)	(0.3)%
Service and other revenues decreased 0.3% in fiscal 2015 compared to fiscal 2014 as fiscal 2014 service and other revenues included $20.1 million of non-recurring revenue within our Diagnostics segment related to executing a license amendment with Roka Bioscience, Inc. in the fourth quarter of fiscal 2014. Excluding this impact, service and other revenues increased by $18.9 million or 4.5% in fiscal 2015 due to a favorable shift in service contract pricing and higher installation and training revenues related to increased sales of our 3D Dimensions systems. The increase was also driven to a lesser extent by an increase in the number of service contracts in our Breast Health business as our installed base of our digital mammography systems continued to grow.
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
Cost of Product Revenues. Cost of product revenues as a percentage of product revenues in fiscal 2015 decreased in Diagnostics and Breast Health, and increased in GYN Surgical and Skeletal Health compared to fiscal 2014, resulting in an overall improved gross margin.

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

GYN Surgical’s product costs as a percentage of revenue increased in fiscal 2015 compared to fiscal 2014 primarily due to an increase in sales volumes for our MyoSure system and product mix shift. The MyoSure system has slightly lower gross margins than our NovaSure system. In addition, in fiscal 2015 we recorded a $4.0 million charge to write-off certain inventory that would not be utilized.
Skeletal Health’s product costs as a percentage of revenue increased in fiscal 2015 compared to fiscal 2014 primarily due to decreases in the average selling prices for both our Horizon and legacy Discovery products principally due to the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.
Amortization of Intangible Assets. The decrease in amortization expense in fiscal 2015 compared to fiscal 2014 was primarily due to lower amortization expense from intangible assets from the Cytyc Corporation acquisition, which are amortized based on the pattern of economic use, and the write-down in the second quarter of fiscal 2014 and the eventual write-off of the MRI breast coils developed technology asset as a result of the divestiture of this product line in the fourth quarter of fiscal 2014. Amortization expense in fiscal 2014 from the MRI breast coil product line was $9.1 million. Partially offsetting these decreases was an increase due to certain in-process R&D projects from our Gen-Probe acquisition being completed in 2014 and reclassified to developed technology. The value assigned to these projects is now being amortized.
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
Service and other revenues gross margin was 50.0% in fiscal 2015 compared to 51.2% in fiscal 2014. Gross margin in fiscal 2015 was lower than fiscal 2014 as fiscal 2014 service and other revenues included $20.1 million of revenue from the Roka Bioscience, Inc. license amendment transaction, which did not have any corresponding costs. Excluding this transaction, gross margin would have improved by 1.2% in fiscal 2015. Within our Breast Health segment, gross margin improved primarily due to a favorable shift in service contract pricing and higher installation and training revenues related to our increased sales of 3D Dimensions systems. The increase was also driven to a lesser extent by the continued conversion of a high percentage of our domestic installed base of digital mammography systems to service contracts upon expiration of the warranty period improving leverage of our service infrastructure.

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
Research and Development Expenses. Research and development expenses increased 5.8% in fiscal 2015 compared to fiscal 2014 primarily due to increased compensation from higher headcount and variable compensation due to improved operating results, primarily in our Diagnostics and GYN Surgical segments, and additional program spend for our virology product line within our molecular diagnostics business, including increased clinical spending and higher spend for prototype materials. Partially offsetting these increases was lower spend of $3.5 million from our MRI breast coils product line as a result of the divestiture of this business in the fourth quarter of fiscal 2014. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
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
General and Administrative Expenses. General and administrative expenses increased 0.5% in fiscal 2015 compared to fiscal 2014 primarily due to higher variable compensation due to improved operating results and higher stock-based compensation, increased consulting expenses for a number of corporate initiatives and higher medical device excise taxes from increased U.S. product sales. These increases were partially offset by decreases in credit card fees related to customer sales, lower spend related to our MRI breast coils product line as a result of its divestiture in the fourth quarter of fiscal 2014, decreases in certain non-income tax expenses, a reduction of bad debt expense, reduced legal and consulting fees related to shareholder activism, and lower headcount primarily internationally from restructuring actions.
Amortization of Intangible Assets. The decrease in amortization expense in fiscal 2015 compared to fiscal 2014 was primarily due lower amortization from intangibles acquired in the Cytyc Corporation acquisition in fiscal 2008 as the pattern of economic benefits decreased, partially offset by the shortening of the remaining life of certain corporate trade names as we decided to phase out their use during the second quarter of fiscal 2014.
Impairment of Intangible Assets. There was no impairment of intangible assets in fiscal 2015. In the fourth quarter of fiscal 2014, we recorded a $5.1 million impairment charge for our existing in-process research and development projects from our Gen-Probe acquisition primarily due to a reduction in estimated future revenues from these products. Additionally, in the second quarter of fiscal 2014, we recorded an impairment charge for a trade name intangible asset related to our MRI breast coils product line as previously discussed.
Restructuring and Divestiture Charges. In the fourth quarter of fiscal 2012, in connection with our acquisition of Gen-Probe, we implemented a restructuring action to consolidate our Diagnostics operations by decreasing headcount and transferring our legacy molecular diagnostics operations in Madison, Wisconsin. We also finalized our decision to transfer production of our interventional breast solutions products from our Indianapolis facility to our Costa Rica facility. In fiscal 2013 and in the first quarter of fiscal 2014, we implemented cost containment measures that primarily resulted in headcount reductions. In the second, third and fourth quarters of fiscal 2014, we terminated certain personnel at our Hitec Imaging operation in Germany, and as part of ongoing management changes and structural refinement, we terminated certain executives and employees on a worldwide basis. Certain of these actions and related charges continued into fiscal 2015 and additional actions were taken in fiscal 2015 for executive management changes and to further consolidate operations. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are being recognized either ratably over the respective required employee service periods or when benefits become probable for contractual and statutory benefits, and other charges are being recognized as incurred. In fiscal 2015 and 2014, we recorded aggregate charges of $28.5 million and $51.7 million, respectively, from these actions, primarily for severance and benefits and to a lesser extent facility closure costs. Included in the fiscal 2015 charges was a $9.6 million charge to write-off the cumulative translation adjustment related to the divestiture of our MRI breast coils product line. This subsidiary was deemed to be substantially liquidated in the third quarter of fiscal 2015 as operations fully ceased. The charges recorded in fiscal 2014 primarily related to severance and benefits and included a $3.1 million impairment charge to record certain buildings at our Warstein, Germany location to their estimated fair value. In addition, the fiscal 2014 charges included a loss on divestiture of $5.3 million related to the sale of our MRI breast coils product line in the fourth quarter of fiscal 2014.
Interest Expense.

	Years Ended
	September 26, 2015	September 27, 2014	Change
	Amount	Amount	Amount	%
Interest Expense	$(205.5)	$(220.6)	$15.1	(6.8)%
The decrease in interest expense in fiscal 2015 compared to fiscal 2014 was primarily due to lower outstanding balances as a result of principal payments, prepayments and extinguishments and lower interest rates as a result of debt restructurings, partially offset by the increase in interest expense for transaction fees that were expensed related to executing the new Credit Agreement and our 2022 Senior Notes.
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

Other Income (Expense), net.

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
Operating income for this business segment increased in fiscal 2015 compared to fiscal 2014, primarily due to increased gross profit in absolute dollars and lower operating expenses. Gross profit increased primarily due to increased Aptima sales, higher blood screening revenues as a result of a full year of revenue from the agreement between Grifols and the Japanese Red Cross, favorable manufacturing variances and lower royalty expense, partially offset by a decrease in Cervista HPV volume, lower instrumentation sales and the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies. In addition, also offsetting gross profit and margin in fiscal 2015, fiscal 2014 included $20.1 million of non-recurring revenue related to executing a license amendment with Roka Bioscience, Inc. with no corresponding costs. Overall, the gross margin improved to 49.3% in fiscal 2015 from 46.8% in fiscal 2014.
Operating expenses decreased in fiscal 2015 compared to fiscal 2014 primarily due to a reduction in headcount in general and administrative functions and sales and marketing, lower restructuring charges, and a decrease in the amortization of intangible assets. There were also lower bad debt expense and a decrease in non-income tax expense. These decreases were partially offset by an increase in spending on research and development for additional headcount and project spending, primarily for our virology product line, higher spend for various marketing initiatives and increased variable compensation from improved operating results.

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
Operating income decreased in fiscal 2015 compared to fiscal 2014 primarily due to higher operating expenses. Operating expenses increased in fiscal 2015 primarily due to higher compensation from improved operating results and additional investment in research and development projects.
LIQUIDITY AND CAPITAL RESOURCES
At September 24, 2016, we had $424.7 million of working capital, and our cash and cash equivalents totaled $548.4 million. Our cash and cash equivalents balance increased by $57.1 million during fiscal 2016 principally due to cash generated through operating activities, partially offset by payments to extinguish certain of our Convertible Notes, repurchase common stock and make capital expenditures.
In fiscal 2016, our operating activities provided us with $787.2 million of cash, which included net income of $330.8 million, non-cash charges for depreciation and amortization aggregating $465.4 million, stock-based compensation expense of $65.4 million and non-cash interest expense of $52.1 million related to our outstanding debt. These adjustments to net income were partially offset by a decrease in net deferred tax liabilities of $155.8 million, primarily from the amortization of intangible assets, and a gain on the sale of a marketable security of $25.1 million. Cash provided by operations included a net cash inflow of $56.4 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by an increase in accrued expenses of $45.6 million related to the timing of accruals for income and other taxes and an increase in accrued compensation, an increase in accounts payable of $40.1 million due to the timing of payments as we have extended the payment terms with our vendors to be more in-line with industry norms, and a decrease in inventory of $7.6 million primarily due to an increase in sales. These cash inflows were partially offset by an increase in accounts receivable of $31.8 million due to the increase in revenue and timing of cash receipts.
In fiscal 2016, we used $68.4 million of cash from investing activities, primarily related to $94.5 million for capital expenditures, which consisted of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware, partially offset by cash received from the sale of a marketable security for $31.1 million.
In fiscal 2016, our financing activities used cash of $659.7 million, primarily for payments to extinguish certain of our Convertible Notes of $392.8 million, repurchases of common stock of $250.0 million, net payments of $175.0 million under our revolving line of credit, payments related to our long term debt under our Credit Agreement of $75.0 million and payments of $16.4 million for employee-related taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $200.0 million borrowed under our accounts receivable securitization program and proceeds of $38.5 million from our equity compensation plans.
Debt
We had total recorded debt outstanding of $3.3 billion at September 24, 2016, which is comprised of amounts outstanding under our Credit Agreement of $1.39 billion (principal $1.41 billion), our 2022 Senior Notes of $1.0 billion and our convertible notes of $775.7 million (principal $745.7 million), which includes accretion of interest at 4.0% per annum on the 2013 Notes, and amounts outstanding under the accounts receivable securitization program of $200.0 million.
Credit Agreement
The credit facilities under the Credit Agreement consist of:

•	A $1.5 billion secured term loan to Hologic with a final maturity date of May 29, 2020 or the Term Loan, of which $1.4 billion was outstanding at September 24, 2016; and

•
A secured revolving credit facility under which the Borrowers (as defined below) may borrow up to $1 billion, subject to certain sublimits, with a final maturity date of May 29, 2020 or the Revolver, of which none was outstanding at September 24, 2016.

Borrowings are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of our U.S. subsidiaries, with certain exceptions. For example, borrowings under the Credit Agreement are not secured by those accounts receivable that we transfer to the special purpose entity under our Accounts Receivable Securitization Program. As of September 24, 2016, the interest rate under the Term Loan and Revolver was 2.05% on the outstanding amounts, which is reflective of the Eurocurrency Rate (i.e., Libor) plus the applicable margin of 1.50% per annum as set forth in the Credit Agreement. The applicable margin is subject to specified changes depending on the total net leverage ratio as defined in the Credit Agreement.
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
The Credit Agreement contains total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter and an excess cash flow prepayment requirement measured as of the end of each fiscal year. As of September 24, 2016, we were in compliance with these covenants, and no Mandatory Prepayments were required as of September 24, 2016.
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
Convertible Notes
At September 24, 2016, our convertible notes, in the aggregate principal amount of $745.7 million, are recorded at $775.7 million, which includes accretion of interest at 4.0% per annum on the 2013 Notes and is net of the unamortized debt discount attributed to the embedded conversion feature of the convertible notes and deferred issuance costs. At September 24, 2016, these notes consisted of:

•	$12.3 million of our 2.00% Convertible Exchange Senior Notes due 2037 issued in November 2010 (2010 Notes);

•	$363.4 million of our 2.00% Convertible Senior Notes due 2042 issued in March 2012 (2012 Notes); and

•	$370.0 million of our 2.00% Convertible Senior Notes due 2043 issued in February 2013 (2013 Notes).
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
The 2010 Notes, 2012 Notes and 2013 Notes have conversion prices of approximately $23.03, $31.175 and $38.59, respectively, and are subject in each case to adjustment. Holders of the 2010 Notes, 2012 Notes and 2013 Notes may convert their convertible notes at the applicable conversion price under certain circumstances, including without limitation (x) if the last reported sale price of our common stock exceeds 130% of the applicable conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter and (y) if the applicable series of convertible notes has been called for redemption. It is our current intent and policy to settle any conversion of the convertible notes as if we had elected to make either a net share settlement or all cash election, such that upon conversion, we intend to pay the holders in cash for the principal amount of the convertible notes and, if applicable shares of our common stock or cash to satisfy the premium based on a calculated daily conversion value. On November 9, 2016, we announced that as provided in the indenture for the 2010 Notes, we had made an irrevocable election to settle any conversion of the 2010 Notes validly submitted on or after November 9, 2016 in cash.
During the fourth quarter of fiscal 2016, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2010 Notes on at least 20 of the last 30 consecutive trading days of the quarter. Therefore holders of the 2010 Notes are able to convert their notes during the first quarter of fiscal 2017. As such, we classified the $12.2 million carrying value of our 2010 Notes (which had a principal value of $12.3 million at September 24, 2016) as a current debt obligation. As of September 24, 2016, the if-converted value of the 2010 Notes exceeded the aggregate principal amount by approximately $7.9 million.
Holders may require us to repurchase the 2010 Notes on each of December 15, 2016, 2020, 2025, on December 13, 2030 and on December 14, 2035, or upon a fundamental change as provided in the indenture for the 2010 Notes, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest. On November 9, 2016, we announced that we would repurchase, on December 15, 2016, all of the outstanding 2010 Notes at a repurchase price payable in cash equal to 100% of the original principal amount of the 2010 Notes validly surrendered for repurchase and not withdrawn plus accrued and unpaid interest, if any, to, but not including, December 15, 2016, at the option of the holders of the 2010 Notes.
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
We may redeem any of the 2010 Notes, 2012 Notes and 2013 Notes beginning December 19, 2016, March 6, 2018, and December 15, 2017, respectively. As discussed above, holders of the convertible notes may elect to convert their notes prior to redemption. We may redeem all or a portion of the 2010 Notes, 2012 Notes and 2013 Notes (i.e., in cash or a combination of cash and shares of our common stock) at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the applicable redemption date. On November 9, 2016, we announced that we had elected to redeem, on December 19, 2016, all of the outstanding 2010 Notes (those 2010 Notes not put to us on December 15, 2016 or validly submitted for conversion prior to December 16, 2016) at a redemption price payable in cash equal to 100% of the accreted principal amount of the 2010 Notes to be redeemed plus accrued and unpaid interest (including contingent interest, if any) to, but not including, December 19, 2016. We also announced on November 9, 2016 that as provided in the indenture for the 2010 Notes, we had made an irrevocable election to settle any conversion of the 2010 Notes validly submitted on or after November 9, 2016 in cash.
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

Accounts Receivable Securitization Program
On April 25, 2016, we entered into a one-year $200.0 million accounts receivable securitization program (the "Securitization Program") with several of our wholly owned subsidiaries and certain financial institutions. Under the terms of the Securitization Program, we and certain of our wholly-owned subsidiaries sell our customer receivables to a bankruptcy remote special purpose entity, which is wholly-owned by us. In addition, we also contributed a portion of our customer receivables to the special purpose entity in connection with its establishment. We retain servicing responsibility. The special purpose entity, as borrower, and we, as servicer, have entered into a Credit and Security Agreement with several lenders pursuant to which the special purpose entity may borrow from the lenders up to $200.0 million, with the loans secured by the receivables. The amount that the special purpose entity may borrow at a given point in time is determined based on the amount of qualifying receivables that are present in the special purpose entity at such point in time. The entire amount available was borrowed in the third quarter of fiscal 2016. Borrowings outstanding under the Securitization Program bear interest at LIBOR plus the applicable margin of 0.7% and are included as a component of current liabilities in our consolidated balance sheet, while the accounts receivable securing these obligations remain as a component of net receivables in our consolidated balance sheet. As of September 24, 2016, the interest rate under the Securitization Program was 1.22% on the outstanding amounts. We and the special purpose entity are operated and maintained as separate legal entities. The assets of the special purpose entity secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The special purpose entity is not a guarantor under our Credit Agreement and is not a guarantor of our 2022 Senior Notes.
The Credit and Security Agreement contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, and an event of default upon a change of control. In addition, it contains financial covenants consistent with that of the Credit Agreement. As of September 24, 2016, we were in compliance with these covenants.
Stock Repurchase Program
On June 21, 2016, the Board of Directors authorized the repurchase of up to an additional $500.0 million of the Company's outstanding common stock over the next five years. There were no repurchases of common stock made under this authorization during fiscal 2016.

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of September 24, 2016:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-Term Debt Obligations (1)	$296.7	$1,062.3	$1,050.0	$1,000.0	$3,409.0
Interest on Long-Term Debt Obligations	91.0	157.5	119.1	43.4	411.0
Operating Leases	17.3	26.0	14.9	14.3	72.5
Financing Leases (2)	3.1	4.1	2.4	2.8	12.4
Purchase Obligations (3)	58.5	28.6	—	—	87.1
Royalty and Collaborative Commitments (4)	0.7	1.2	1.0	2.7	5.6
Pension Obligations (5)	0.3	0.7	0.8	9.2	11.0
Total Contractual Obligations	$467.6	$1,280.4	$1,188.2	$1,072.4	$4,008.6

(1)
Included within long-term debt obligations are our 2010 Notes which are convertible by their respective holders and which we have elected to redeem in the first quarter of fiscal 2017 as further discussed above. In addition, we have two other issuances (2012 Notes and 2013 Notes) of convertible notes which can first be put to us on March 1, 2018 ($363.4 million principal), and December 15, 2017 ($370.0 million principal) and we have assumed for purposes of the above table that the principal amounts for each issuance will be paid off when they first can be put to us, which is in fiscal 2017 and fiscal 2018. The 2013 Notes also have principal accretion of 4.00% annually, which is included in the principal amount in the 1-3 years column above. The amounts in the table do not include deferred tax liabilities for the recapture of the original issuance discount.

(2)
The financing leases represent two leases for an office building and a manufacturing facility, which were required to be recorded on our balance sheet under U.S. GAAP. See Note 10 to our consolidated financial statements contained in Item 15 of this Annual Report.

(3)	Purchase obligations primarily represent minimum purchase commitments for inventory and instruments and, to a lesser extent, other operating expense commitments.

(4)
Represents minimum royalties due on net sales of products incorporating licensed technology and subject to a minimum annual royalty payment, and payments under collaborative agreements. In addition to the minimum payments due under our collaborative agreements included above, we may be required to pay up to $5.3 million in milestone payments, plus royalties on net sales of any products using specified technology.

(5)
Pension obligations do not include our obligation under our deferred compensation plans of $37.0 million, which is recorded as a current liability. Deferred compensation plan benefits are generally paid out at retirement or termination of employment.

The above table does not reflect our long-term liabilities associated with uncertain tax positions recorded under FIN 48 (codified primarily in ASC 740, Income Taxes) totaling $167.6 million. Due to the complexity associated with tax uncertainties, we cannot reasonably make a reliable estimate of the period in which we expect to settle these non-current liabilities. See Note 6 to our consolidated financial statements contained in Item 15 of this Annual Report for more information on our unrecognized tax benefits.
Future Liquidity Considerations
We expect to continue to review and evaluate potential strategic transactions and alliances that we believe will complement our current or future business. Subject to the Risk Factors set forth in Part I, Item 1A of this Annual Report and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Annual Report, we believe that cash flow from operations and the cash available under our Revolver and permitted accounts receivable securitization program will provide us with sufficient funds in order to fund our expected normal operations, and debt payments, including interest over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions or other investments, or to repay our convertible notes and related deferred tax liabilities. As described above, we have significant indebtedness outstanding under our Credit Agreement, 2022 Senior Notes, convertible notes and accounts receivable securitization program. These capital requirements could be substantial. Our operating performance may also be affected by matters discussed under the above-referenced Risk Factors set forth elsewhere in this report. These risks, trends and uncertainties may also adversely affect our long-term liquidity.
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
We also record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. These estimates are based on the specific facts and circumstances of particular orders, analysis of credit memo data and other known factors. If the data we use to calculate these estimates do not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be adversely affected.
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
We generally use the income approach in which cash flow projections on an after-tax basis are discounted using a risk adjusted rate to determine the estimated fair value of certain other identifiable intangible assets including developed technology, customer relationships and contracts, and trade names. Developed technology represents patented and unpatented technology and know-how. Customer relationships represent established relationships with customers, which provide a ready channel for the sale of additional products and services. Trade names represent acquired company and product names.
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
Intangible Assets and Goodwill
Intangible Assets
We amortize our intangible assets that have finite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed. The economic pattern is based on undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from 2 to 30 years. We review our intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. In the event an indicator of impairment is identified, we perform an analysis comparing the undiscounted cash flow the asset group is expected to generate over its remaining economic life to its carrying value. The undiscounted cash flows are based on management's assumptions on the asset group's use in the future. If the carrying value of an asset exceeds its undiscounted cash flows, we will write-down the carrying value of the intangible asset to its fair value in the period identified. In assessing fair value, we must make assumptions regarding estimated future cash flows and discount rates. If these estimates or related assumptions change in the future, we may be required to record impairment charges. We generally determine fair value based on the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life has changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.
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
We conducted our fiscal 2016 annual impairment test on the first day of the fourth quarter. We utilized discounted cash flows, or DCF, and market approaches to estimate the fair value of our reporting units as of June 26, 2016 and ultimately used the fair value determined by the DCF in making our impairment test conclusions. We believe we used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing Step 1, all of the reporting units had fair values exceeding their carrying values, and as such, Step 2 of the impairment test was not required for those reporting units. For illustrative purposes, had the fair value of each of our reporting units been lower by 10%, all of our reporting units would still have passed Step 1 of the goodwill impairment test.
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
At September 24, 2016, we believe that all reporting units with goodwill aggregating $2.8 billion were not at risk of failing Step 1 of the goodwill impairment test based on our current forecasts.
We conducted our fiscal 2015 and 2014 annual impairment tests on the first day of the respective year's fourth quarter. We used the fair value determined by the DCF in making our impairment test conclusions. We believe we used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement dates. As a result of completing Step 1, all of the reporting units had fair values exceeding their carrying values, and as such, Step 2 of the impairment tests were not required.
Revenue Recognition
We generate revenue from the sale of products, primarily medical imaging systems and diagnostic and surgical disposable products, and related services, which are primarily support and maintenance services on our medical imaging systems.
We recognize product revenue upon shipment provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Generally, our product arrangements for capital equipment sales, primarily in our Breast Health and Skeletal Health reporting segments, are multiple-element arrangements, including services, such as installation and training, and multiple products. In accordance with ASC 605-25, based on the terms and conditions of the product arrangements, we believe that these services and undelivered products can be accounted for separately from the delivered product element as our delivered products have value to our customers on a stand-alone basis. Accordingly, revenue for services not yet performed at the time of product shipment are deferred and recognized as such services are performed. The relative selling price of any undelivered products is also deferred at the time of shipment and recognized as revenue when these products are delivered. There is no customer right of return in our sales agreements.
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
While the majority of our instruments are placed at customer sites, in certain instances, we sell instruments to our clinical diagnostics customers and record sales of these instruments upon shipment or delivery, depending on the terms of the arrangement.
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
The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718, Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical forfeitures, we have determined a specific forfeiture rate for certain employee groups and have applied forfeiture rates ranging from 0% to 7.0% as of September 24, 2016 depending on the specific employee group. This analysis is re-evaluated periodically and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.
We granted performance stock units to members of our senior management team during fiscal 2014, 2015 and 2016. Each recipient of a performance stock unit is eligible to receive between zero and 200% of the target number of shares of our common stock at the end of three years provided our defined Return on Invested Capital, or ROIC, metrics are achieved. We recognize compensation expense ratably over the required service period based on an estimate of the probability that the measurement criteria will be achieved for a targeted number of shares. Our estimate of the number of shares that are probable of vesting is based on our estimate of ROIC over the respective time periods using our internal forecasts and projections. If there is a change in the estimate of the number of shares that are probable of vesting, we will cumulatively adjust compensation expense in the period that the change in estimate is made.
We recognized $65.4 million, $59.3 million and $50.0 million of stock-based compensation expense for employee equity awards in fiscal years 2016, 2015 and 2014, respectively. As of September 24, 2016, there was $21.2 million and $66.6 million of unrecognized compensation expense related to stock options and stock units, respectively, that we expect to recognize over a weighted-average period of 2.8 years and 2.0 years, respectively.
Income Taxes
We use the asset and liability method for accounting for income taxes. Under this method, we determine deferred tax assets and liabilities based on the difference between our assets and liabilities financial reporting and taxes bases. We measure deferred tax assets and liabilities using enacted tax rates and laws that will be in effect when we expect the differences to reverse.
We have recognized $973.3 million in net deferred tax liabilities at September 24, 2016 and $1.16 billion at September 26, 2015. The liabilities primarily relate to deferred taxes associated with our acquisitions and debt. The tax assets relate primarily to net operating loss carryforwards, accruals and reserves, stock-based compensation, and research credits. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and the character of such income in assessing the need for the valuation allowance, in the event we determine that we could realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination is made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination is made.
At September 24, 2016, we had $163.6 million in gross unrecognized tax benefits excluding interest, of which $80.1 million, if recognized, would reduce our effective tax rate. At September 26, 2015, we had $154.7 million in gross unrecognized tax benefits excluding interest, of which $74.9 million, if recognized, would have reduced our effective tax rate. I

n the next twelve months, it is reasonably possible that we will reduce our unrecognized tax benefits by up to $1.0 million due to expiring statutes of limitations.
In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Judgment is required in determining our worldwide income tax provision. In our opinion, we have made adequate provisions for income taxes for all years subject to audit. While we consider our estimates reasonable, no assurance can be given that the final tax outcome will not be different than amounts reflected in our historical income tax provisions and accruals. If our assumptions are incorrect, the differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.
Recent Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The guidance requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. The guidance is effective for annual periods beginning after December 15, 2017, and is applicable to us in fiscal 2019. Early adoption is permitted for all entities as of the beginning of an annual reporting period. We are currently evaluating the impact of the adoption of ASU 2016-16 on our consolidated financial position and results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230). The guidance reduces diversity in how certain cash receipts and cash payments are presented and classified in the Statements of Cash Flows. Certain of ASU 2016-15 requirements are as follows: 1) cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities, 2) contingent consideration payments made soon after a business combination should be classified as cash outflows for investing activities and cash payment made thereafter should be classified as cash outflows for financing up to the amount of the contingent consideration liability recognized at the acquisition date with any excess classified as operating activities, 3) cash proceeds from the settlement of insurance claims should be classified on the basis of the nature of the loss, 4) cash proceeds from the settlement of Corporate-Owned Life Insurance (COLI) Policies should be classified as cash inflows from investing activities and cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities, and 5) cash paid to a tax authority by an employer when withholding shares from an employee's award for tax-withholding purposes should be classified as cash outflows for financing activities. The guidance is effective for annual periods beginning after December 15, 2017, and is applicable to us in fiscal 2019. Early adoption is permitted. The adoption of ASU 2016-15 is not expected to have a material effect on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The updated guidance is effective for annual periods beginning after December 15, 2019, and is applicable to us in fiscal 2021. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). The guidance changes how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize income tax effects of awards in the income statement when the awards vest or are settled. The guidance also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes by providing for withholding at the employee's maximum rate as opposed to the minimum rate without triggering liability accounting and by allowing an entity-wide policy election to account for forfeitures as they occur. The updated guidance is effective for annual periods beginning after December 15, 2016, and is applicable to us in fiscal 2018. Early adoption is permitted. The adoption of ASU 2016-09 is not expected to have a material effect on our consolidated financial statements or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires an entity to recognize a right-of-use asset and a lease liability for virtually all of its leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The guidance is effective for annual periods beginning after December 15, 2018, and is applicable to us in fiscal 2020. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial position and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values, however; the exception requires the Company to consider relevant transactions that can be reasonably known to identify any observable price changes that would impact the fair value. This guidance also changes certain disclosure requirements and other aspects of current US GAAP. This guidance is effective for annual periods beginning after December 15, 2017, and is applicable to us in fiscal 2019. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial position and results of operations.

In July 2015, the FASB issued guidance under Accounting Standards Codification (ASC) 330, Simplifying the Measurement of Inventory. The new guidance requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. This new guidance is effective for our first quarter of fiscal year 2018 and early adoption is permitted. The guidance must be applied prospectively. We are currently evaluating the impact of the adoption of this requirement on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, publicly-traded equity securities, cost-method equity investments, interest rate cap agreements, insurance contracts and related deferred compensation plan liabilities, accounts payable and debt obligations. Except for our outstanding convertible notes and 2022 Senior Notes, the fair value of these financial instruments approximate their carrying amount. As of September 24, 2016, we had $745.7 million of principal of convertible notes outstanding, comprised of our 2010 Notes with a principal of $12.3 million, our 2012 Notes with a principal of $363.4 million, and our 2013 Notes with a principal of $370.0 million. The convertible notes are recorded net of the unamortized discount and deferred issuance costs on our consolidated balance sheets. The fair value of our 2010 Notes, 2012 Notes and 2013 Notes as of September 24, 2016 was approximately $20.2 million, $481.9 million and $458.8 million, respectively. The fair value of our 2022 Senior Notes was approximately $1.06 billion. Amounts outstanding under our Credit Agreement and Securitization Program of $1.41 billion and $200.0 million aggregate principal, respectively, as of September 24, 2016 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our Convertible Notes, 2022 Senior Notes and Credit Agreement, as well as under our accounts receivable securitization program. The Convertible Notes and 2022 Senior Notes have fixed interest rates. Borrowings under our Credit Agreement currently bear interest at the Eurocurrency Rate (i.e., Libor) plus the applicable margin of 1.50% per annum. Borrowings under our accounts receivable securitization program currently bear interest at Libor plus the applicable margin of 0.7%.
As of September 24, 2016, there was $1.41 billion of aggregate principal outstanding under the Credit Agreement and $200.0 million aggregate principal outstanding under the securitization program. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by less than $1.0 million due to the low current interest rate environment. During fiscal 2015, we entered into multiple interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding. The critical terms of the interest rate caps were designed to mirror the terms of our LIBOR-based borrowings under the Credit Agreement, and therefore the interest rate caps are highly effective at offsetting the cash flows being hedged. We designated these derivatives as cash flow hedges of the variability of the Libor-based interest payments on $1.0 billion of principal over a three-year period, which ends on December 31, 2017.
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
We conduct business worldwide and maintain sales and service offices outside the United States as well as manufacturing facilities in Costa Rica and the United Kingdom. Our international sales are denominated in a number of currencies, primarily the Euro, U.S. dollar, UK Pound and Renminbi. The majority of our foreign subsidiaries functional currency is the local currency, although certain foreign subsidiaries functional currency is the U.S. dollar based on the nature of their operations or functions. Fluctuations in the foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency. We have executed forward foreign currency contracts to hedge a portion of results denominated in the Euro, UK Pound, Australian dollar, Japanese Yen and Canadian dollar. These contracts do not qualify for hedge accounting. As a result, we may experience volatility in our Consolidated Statements of Income due to (i) the impact of unrealized gains and losses reported in other income (expense), net on the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other income, net, whereas the offsetting economic gains and losses are reported in the line item of the underlying cash flow, for example, revenue.
We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Our operating results and certain assets and liabilities that are denominated in foreign currencies are affected by changes in the relative strength of the U.S. dollar against those currencies. Our expenses, denominated in foreign currencies, are positively affected when the U.S. dollar strengthens against those currencies and adversely affected when the U.S. dollar weakens. However, we believe that the foreign currency exchange risk is not significant. We do not believe a hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material adverse impact on our financial condition or results of operations. During fiscal 2016, 2015 and 2014, we incurred net foreign exchange losses of $(1.0) million, $(3.0) million and $(1.8) million, respectively.

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
As of September 24, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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
Management has assessed the effectiveness of our internal control over financial reporting as of September 24, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Subject to the foregoing, based on management’s assessment, we believe that, as of September 24, 2016, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report in which they expressed an unqualified opinion is included below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Hologic, Inc.:
We have audited Hologic, Inc.’s internal control over financial reporting as of September 24, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Hologic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Hologic, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 24, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hologic, Inc. as of September 24, 2016 and September 26, 2015 and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended September 24, 2016 of Hologic, Inc. and our report dated November 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
November 17, 2016

Changes in Internal Control over Financial Reporting
During the quarter ended September 24, 2016, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item  12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of the end of our fiscal year ended September 24, 2016 regarding the shares of our common stock available for grant or granted under stock option plans and equity incentives that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	9,882,988	$25.37	8,320,216
Equity compensation plans not approved by security holders	—	$—	—
Total	9,882,988	$25.37	8,320,216
___________

(1)	Includes 3,845,862 shares that are issuable upon restricted stock units (RSUs), and performance stock units (PSUs) vesting. The remaining balance consists of outstanding stock option grants.

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs and PSUs, which have no exercise price.
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

PART IV

Item  15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Statements of Income for the years ended September 24, 2016, September 26, 2015 and September 27, 2014
Consolidated Statements of Comprehensive Income (Loss) for the years ended September 24, 2016, September 26, 2015 and September 27, 2014
Consolidated Balance Sheets as of September 24, 2016 and September 26, 2015
Consolidated Statements of Stockholders’ Equity for the years ended September 24, 2016, September 26, 2015 and September 27, 2014
Consolidated Statements of Cash Flows for the years ended September 24, 2016, September 26, 2015 and September 27, 2014
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.
(b) Listing of Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

2.1	Agreement and Plan of Merger, dated April 29, 2012, by and among Hologic, Gold Acquisition Corp. and Gen-Probe Incorporated.	8-K	05/01/2012

3.1	Certificate of Incorporation of Hologic.	S-1	01/24/1990

3.2	Certificate of Amendment to Certificate of Incorporation of Hologic.	10-Q	03/30/1996

3.3	Certificate of Amendment to Certificate of Incorporation of Hologic.	10-K	09/24/2005

3.4	Certificate of Amendment to Certificate of Incorporation of Hologic.	8-K	10/22/2007

3.5	Certificate of Amendment to Certificate of Incorporation of Hologic.	8-K	03/11/2008

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock of Hologic.	8-K	11/21/2013

3.7	Certificate of Elimination of Series A Junior Participating Preferred Stock of Hologic.	8-K	06/25/2014

3.8	Fifth Amended and Restated Bylaws of Hologic, Inc.	10-Q	03/04/2016

4.1	Specimen Certificate for Shares of Hologic’s Common Stock.	8-A	01/31/1990

4.2	Description of Capital Stock (Contained in Hologic’s Certificate of Incorporation, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 hereto).

4.3	Indenture, dated December 10, 2007, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	12/10/2007

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
4.4	Second Supplemental Indenture, dated November 23, 2010, by and between Wilmington Trust Company, as Trustee, and Hologic.	10-K	09/25/2010

4.5	Form of 2.00% Convertible Exchange Senior Note due 2037 (included in Exhibit 4.4).	10-K	09/25/2010

4.6	Third Supplemental Indenture, dated March 5, 2012, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	03/08/2012

4.7	Form of 2.00% Convertible Senior Note due 2042 (included in Exhibit 4.6).	8-K	03/08/2012

4.8	Fourth Supplemental Indenture, dated February 21, 2013, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	02/21/2013

4.9	Form of 2.00% Convertible Senior Note due 2043 (included in Exhibit 4.8).	8-K	02/21/2013

4.10	Indenture, dated July 2, 2015, by and among Hologic, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	07/02/2015

4.11	Form of 5.250% Senior Note due 2022 (included in Exhibit 4.10).	8-K	07/02/2015

10.1*	Second Amended and Restated 1999 Equity Incentive Plan.	10-Q	03/25/2006

10.2*	Amendment No. 1 to Second Amended and Restated 1999 Equity Incentive Plan.	S-8	10/23/2007

10.3*	Amendment No. 2 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	10/22/2007

10.4*	Amendment No. 3 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	12/12/2008

10.5*	The 2003 Incentive Award Plan of Gen-Probe Incorporated as amended and restated.	S-8	08/02/2012

10.6*	Hologic Amended and Restated 2008 Equity Incentive Plan.	8-K	03/11/2013

10.7*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.8*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2015).	8-K	11/05/2014

10.9*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016).	8-K	10/14/2015

10.10*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2017).	8-K	11/09/2016

10.11*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.12*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016).	8-K	10/14/2015

10.13*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2017).	8-K	11/09/2016

10.14*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.15*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2015).	8-K	11/05/2014

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.16*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016).	8-K	11/06/2015

10.17*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2017).	8-K	11/09/2016

10.18*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (annual grant, adopted fiscal 2014).	10-K	09/28/2013

10.19*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (annual grant, adopted fiscal 2015).	10-K	09/27/2014

10.20*	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (annual grant).	10-K	09/28/2013

10.21*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (initial grant, adopted fiscal 2014).	10-K	09/28/2013

10.22*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (initial grant, adopted fiscal 2015).	10-K	09/27/2014

10.23*	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (initial grant).	10-K	09/28/2013

10.24*	Hologic, Inc. 2012 Employee Stock Purchase Plan, As Amended	8-K	03/04/2016

10.25*	Hologic Short-Term Incentive Plan.	8-K	11/06/2015

10.26*	Hologic Amended and Restated Deferred Equity Plan	8-K	12/16/2015

10.27*	Rabbi Trust Agreement.	10-K	09/28/2013

10.28*	Form of Indemnification Agreement (as executed with each director of Hologic).	8-K	03/06/2009

10.29*	Form of Senior Vice President Change of Control Agreement. (1)	10-Q	12/29/2012

10.30*	Form of Senior Vice President Severance Agreement. (1)	10-K	09/28/2013

10.31*	Employment Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic.	8-K	12/09/2013

10.32*	Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated September 18, 2015.	8-K	09/21/2015

10.33*	Amendment No. 1 to Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated September 24, 2016.	Filed herewith

10.34*	Form of Matching Restricted Stock Unit Award Agreement.	8-K	12/09/2013

10.35*	Change of Control Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic.	8-K	12/09/2013

10.36*	Offer Letter dated March 9, 2014 by and between Eric B. Compton and Hologic.	8-K	03/14/2014

10.37*	Severance and Change of Control Agreement dated March 9, 2014 by and between Eric B. Compton and Hologic. (2)	10-K	11/19/2015

10.38*	Offer Letter dated May 8, 2014 by and between Robert W. McMahon and Hologic.	8-K	05/13/2014

10.39*	Severance and Change of Control Agreement dated May 8, 2014 by and between Robert W. McMahon and Hologic. (2)	10-K	11/19/2015

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.40*	Offer Letter dated May 4, 2014 by and between Peter J. Valenti and Hologic.	10-Q	06/28/2014

10.41*	Senior Vice President Severance Agreement dated May 26, 2014 by and between Peter J. Valenti and Hologic.	10-K	09/27/2014

10.42*	Offer Letter dated August 21, 2014 by and between Thomas A. West and Hologic.	10-K	09/27/2014

10.43*	Senior Vice President Severance Agreement dated October 3, 2014 by and between Thomas A. West and Hologic.	10-K	09/27/2014

10.44*	Letter of Intent dated February 27, 2014 and Terms and Conditions of Employment dated March 10, 2014 by and between Claus Egstrand and Hologic.	10-K	09/27/2014

10.45*	Severance and Change of Control Agreement dated September 18, 2014 by and between Claus Egstrand and Hologic.	10-K	09/27/2014

10.46*	Offer Letter dated January 6, 2015 by and between John M. Griffin and Hologic.	10-Q	03/28/2015

10.47*	Severance and Change of Control Agreement dated February 2, 2015 by and between John M. Griffin and Hologic.	10-Q	03/28/2015

10.48	Facility Lease (Danbury) dated December 30, 1995 by and among Melvin J. Powers and Mary P. Powers D/B/A M&N Realty and Lorad.	Trex Medical Corporation S-1	03/29/1996

10.49	Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated August 28, 2002.	10-K	09/28/2002

10.50	First Amendment to Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated October 29, 2007.	10-K	09/29/2007

10.51	Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership.	Cytyc Corporation 10-K	12/31/2003

10.52	Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated April 23, 2007.	10-K	09/29/2007

10.53	Lease Agreement by and between 445 Simarano Drive, Marlborough LLC and Cytyc dated July 11, 2006.	10-K	09/29/2007

10.54	Lease Guaranty dated October 22, 2007 between Bel Marlborough I LLC and Hologic, as guarantor thereunder.	8-K	10/22/2007

10.55	Form of Exchange Agreement.	8-K	02/15/2013

10.56
Credit and Guaranty Agreement, dated May 29, 2015, among Hologic, Hologic GGO 4 Ltd, each Designated Borrower from time to time party thereto, the Guarantors from time to time party thereto, each Lender from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
		8-K	05/29/2015

10.57	Pledge and Security Agreement, dated May 29, 2015, among the grantors party thereto and Bank of America, N.A. as Collateral Agent	10-Q	06/27/2015

10.58	Restated Agreement dated July 24, 2009 by and between Gen-Probe Incorporated and Novartis Vaccines and Diagnostics, Inc. ‡	Gen-Probe 10-Q/A	09/30/2009

10.59	First Amendment to Restated Agreement dated November 8, 2013 by and between Gen-Probe Incorporated and Novartis Vaccines and Diagnostics, Inc.	10-K	09/28/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.60	Second Amendment to Restated Agreement by and between Gen-Probe Incorporated and Grifols Diagnostic Solutions Inc.‡	10-Q	06/27/2015

10.61	Supply Agreement for Panther Instrument System effective November 22, 2006 between Gen-Probe Incorporated and STRATEC Biomedical Systems AG. ‡	Gen-Probe 10-Q	09/30/2007

10.62	Amendment No. 1 dated June 1, 2011 to Supply Agreement for Panther Instrument System. ‡‡	Filed herewith

10.63	Amendment No. 2 dated February 28, 2013 to Supply Agreement for Panther Instrument System. ‡‡	Filed herewith

12.1	Ratio of Earnings to Fixed Charges.	Filed herewith

21.1	Subsidiaries of Hologic.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
______________
*    Indicates management contract or compensatory plan, contract or arrangement.
‡    Confidential treatment has been granted with respect to certain portions of this exhibit. A complete version of this exhibit has been filed separately with the U.S. Securities and Exchange Commission.
‡‡    Confidential treatment has been requested with respect to certain portions of this exhibit. A complete version of this exhibit has been filed separately with the U.S. Securities and Exchange Commission.
(1) List of executive officers to whom provided filed herewith.

Item  16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLOGIC, INC.

By:	/S/ STEPHEN P. MACMILLAN
Stephen P. MacMillan
Chairman, President and Chief Executive Officer
Date: November 17, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN P. MACMILLAN	Chairman, President and Chief Executive Officer (Principal Executive Officer)	November 17, 2016
STEPHEN P. MACMILLAN

/S/ ROBERT W. MCMAHON	Chief Financial Officer (Principal Financial Officer)	November 17, 2016
ROBERT W. MCMAHON

/S/ KARLEEN M. OBERTON	Corporate Vice President, Finance and Accounting, Chief Accounting Officer (Principal Accounting Officer)	November 17, 2016
KARLEEN M. OBERTON

/S/ ELAINE S. ULLIAN	Lead Independent Director	November 17, 2016
ELAINE S. ULLIAN

/S/ CHRISTOPHER J. COUGHLIN	Director	November 17, 2016
CHRISTOPHER J. COUGHLIN

/S/ SALLY W. CRAWFORD	Director	November 17, 2016
SALLY W. CRAWFORD

/S/ SCOTT T. GARRETT	Director	November 17, 2016
SCOTT T. GARRETT

/S/ NANCY L. LEAMING	Director	November 17, 2016
NANCY L. LEAMING

/S/ LAWRENCE M. LEVY	Director	November 17, 2016
LAWRENCE M. LEVY

/S/ CHRISTIANA STAMOULIS	Director	November 17, 2016
CHRISTIANA STAMOULIS

Hologic, Inc.
Consolidated Financial Statements
Years ended September 24, 2016, September 26, 2015 and September 27, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Hologic, Inc.:
We have audited the accompanying consolidated balance sheets of Hologic, Inc. as of September 24, 2016 and September 26, 2015 and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended September 24, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hologic, Inc. at September 24, 2016 and September 26, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 24, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hologic, Inc.’s internal control over financial reporting as of September 24, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
November 17, 2016

Hologic, Inc.
Consolidated Statements of Income
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Years ended
	September 24, 2016	September 26, 2015	September 27, 2014
Revenues:
Product	$2,379.0	$2,270.4	$2,094.9
Service and other	453.7	434.6	435.8
	2,832.7	2,705.0	2,530.7
Costs of revenues:
Product	756.8	755.5	731.3
Amortization of intangible assets	293.4	299.7	314.6
Impairment of intangible assets	—	—	26.6
Service and other	219.2	217.1	212.7
Gross Profit	1,563.3	1,432.7	1,245.5
Operating expenses:
Research and development	232.1	214.9	203.2
Selling and marketing	415.1	363.0	331.7
General and administrative	267.3	261.0	259.8
Amortization of intangible assets	89.7	110.2	113.8
Impairment of intangible assets	—	—	5.6
Restructuring and divestiture charges	10.5	28.5	51.7
	1,014.7	977.6	965.8
Income from operations	548.6	455.1	279.7
Interest income	0.7	1.3	1.3
Interest expense	(155.3)	(205.5)	(220.6)
Debt extinguishment loss	(5.3)	(62.7)	(7.4)
Other income (expense), net	26.6	(11.0)	(4.9)
Income before income taxes	415.3	177.2	48.1
Provision for income taxes	84.5	45.6	30.8
Net income	$330.8	$131.6	$17.3
Net income per common share:
Basic	$1.18	$0.47	$0.06
Diluted	$1.16	$0.45	$0.06
Weighted average number of shares outstanding:
Basic	280,213	280,566	275,499
Diluted	286,156	289,537	278,360

See accompanying notes.

Hologic, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Years ended
	September 24, 2016	September 26, 2015	September 27, 2014
Net income	$330.8	$131.6	$17.3
Changes in foreign currency translation adjustment	(10.4)	(11.0)	(13.3)
Changes in unrealized holding gains and losses on available-for-sale securities:
Loss recognized in accumulated other comprehensive income (loss)	(1.1)	(2.0)	(3.2)
Net (gains) losses reclassified from accumulated other comprehensive income to the statement of income	(6.1)	—	—
Changes in pension plans, net of taxes of $0.3 in 2016, $0.3 in 2015, and $0.2 in 2014	(0.7)	(0.2)	(1.3)
Changes in value of hedged interest rate caps, net of tax of $2.0 in 2016 and $2.5 in 2015:
Loss recognized in other comprehensive income, net	(3.4)	(3.9)	—
Loss reclassified from accumulated other comprehensive income to the statement of operations, net	3.9	—	—
Other comprehensive loss	(17.8)	(17.1)	(17.8)
Comprehensive income (loss)	$313.0	$114.5	$(0.5)
See accompanying notes.

Hologic, Inc.
Consolidated Balance Sheets
(In millions, except number of shares, which are reflected in thousands, and par value)

	September 24, 2016	September 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$548.4	$491.3
Restricted cash	—	1.4
Accounts receivable, less reserves of $12.7 and $11.1, respectively	447.0	416.1
Inventories	274.7	283.1
Deferred income tax assets	—	19.0
Prepaid income taxes	16.9	21.7
Prepaid expenses and other current assets	39.6	33.2
Total current assets	1,326.6	1,265.8
Property, plant and equipment, net	460.2	457.1
Intangible assets, net	2,643.4	3,023.2
Goodwill	2,803.1	2,808.2
Other assets	83.7	88.2
Total assets	$7,317.0	$7,642.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$296.0	$391.2
Accounts payable	156.9	117.0
Accrued expenses	287.6	272.1
Deferred revenue	161.4	163.1
Total current liabilities	901.9	943.4
Long-term debt, net of current portion	3,049.4	3,221.0
Deferred income tax liabilities	982.6	1,178.4
Deferred revenue	15.9	19.6
Other long-term liabilities	224.5	200.9
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 285,015 and 282,495 shares issued, respectively	2.9	2.8
Additional paid-in-capital	5,560.3	5,559.9
Accumulated deficit	(3,138.2)	(3,469.0)
Treasury stock, at cost – 7,289 shares at September 24, 2016	(250.0)	—
Accumulated other comprehensive loss	(32.3)	(14.5)
Total stockholders’ equity	2,142.7	2,079.2
Total liabilities and stockholders’ equity	$7,317.0	$7,642.5
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount
Balance at September 28, 2013	272,036	2.7	5,536.3	(3,616.4)	20.4	219	(1.5)	1,941.5
Exercise of stock options	4,697	0.1	70.5	—	—	—	—	70.6
Issuance of common stock to employees upon vesting of restricted stock units, net of shares withheld for employee taxes	846	—	(9.8)	—	—	—	—	(9.8)
Issuance of common stock under the employee stock purchase plan	612	—	10.9	—	—	—	—	10.9
Stock-based compensation expense	—	—	49.5	—	—	—	—	49.5
Excess tax benefit from equity awards	—	—	0.8	—	—	—	—	0.8
Net income	—	—	—	17.3	—	—	—	17.3
Foreign currency translation adjustment	—	—	—	—	(13.3)	—	—	(13.3)
Adjustment to minimum pension liability, net	—	—	—	—	(1.3)	—	—	(1.3)
Retirement of treasury shares	(219)	—	—	(1.5)	—	(219)	1.5	—
Unrealized losses on marketable securities	—	—	—	—	(3.2)	—	—	(3.2)
Balance at September 27, 2014	277,972	2.8	5,658.2	(3,600.6)	2.6	—	—	2,063.0
Exercise of stock options	3,036	—	57.3	—	—	—	—	57.3
Issuance of common stock to employees upon vesting of restricted stock units, net of shares withheld for employee taxes	949	—	(12.9)	—	—	—	—	(12.9)
Issuance of common stock under the employee stock purchase plan	538	—	12.0	—	—	—	—	12.0
Stock-based compensation expense	—	—	54.6	—	—	—	—	54.6
Excess tax benefit from equity awards	—	—	7.6	—	—	—	—	7.6
Reacquisition of equity component from convertible notes repurchase, net of taxes	—	—	(216.9)	—	—	—	—	(216.9)
Net income	—	—	—	131.6	—	—	—	131.6
Foreign currency translation adjustment	—	—	—	—	(20.6)	—	—	(20.6)
Amounts reclassified out of cumulative translation adjustment	—	—	—	—	9.6	—	—	9.6
Adjustment to minimum pension liability, net	—	—	—	—	(0.2)	—	—	(0.2)
Unrealized losses on derivatives, net of taxes	—	—	—	—	(3.9)	—	—	(3.9)
Other-than-temporary impairment of marketable security reclassified out of accumulated other comprehensive income (loss)	—	—	—	—	7.8	—	—	7.8
Unrealized losses on marketable securities	—	—	—	—	(9.8)	—	—	(9.8)
Balance at September 26, 2015	282,495	2.8	5,559.9	(3,469.0)	(14.5)	—	—	2,079.2
Exercise of stock options	1,233	0.1	24.0	—	—	—	—	24.1
Issuance of common stock to employees upon vesting of restricted stock units, net of shares withheld for employee taxes	820	—	(16.4)	—	—	—	—	(16.4)
Issuance of common stock under the employee stock purchase plan	467	—	14.4	—	—	—	—	14.4
Stock-based compensation expense	—	—	62.3	—	—	—	—	62.3
Excess tax benefit from equity awards	—	—	10.5	—	—	—	—	10.5
Reacquisition of equity component from convertible notes repurchase, net of taxes	—	—	(94.4)	—	—	—	—	(94.4)
Net income	—	—	—	330.8	—	—	—	330.8
Foreign currency translation adjustment	—	—	—	—	(10.4)	—	—	(10.4)
Adjustment to minimum pension liability, net	—	—	—	—	(0.7)	—	—	(0.7)
Repurchase of common stock	—	—	—	—	—	7,289	(250.0)	(250.0)
Unrealized losses on derivatives, net of taxes	—	—	—	—	(3.4)	—	—	(3.4)
Net unrealized losses on marketable securities	—	—	—	—	(1.1)	—	—	(1.1)
Interest cost of interest rate cap reclassified to statement of income	—	—	—	—	3.9	—	—	3.9
Net realized gains on marketable securities reclassified out of accumulated other comprehensive income (loss)	—	—	—	—	(6.1)	—	—	(6.1)
Balance at September 24, 2016	285,015	$2.9	$5,560.3	$(3,138.2)	$(32.3)	7,289	$(250.0)	$2,142.7
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended
	September 24, 2016	September 26, 2015	September 27, 2014
OPERATING ACTIVITIES
Net income	$330.8	$131.6	$17.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	82.3	81.5	94.7
Amortization	383.1	409.9	428.5
Non-cash interest expense	52.1	63.8	68.7
Stock-based compensation expense	65.4	59.3	50.0
Excess tax benefit related to equity awards	(11.0)	(10.7)	(5.7)
Deferred income taxes	(155.8)	(148.8)	(243.1)
Gain on sale of available-for-sale marketable security	(25.1)	—	—
Asset impairment charges	—	—	38.4
Debt extinguishment losses	5.3	62.7	7.4
Equity investment impairment charges	1.1	7.8	6.9
Loss on disposal of property and equipment	5.5	6.6	7.1
Loss on sale of businesses	—	9.6	5.5
Other adjustments and non-cash items	(2.9)	14.3	(11.8)
Changes in operating assets and liabilities:
Accounts receivable	(31.8)	(30.3)	7.9
Inventories	7.6	43.9	(44.7)
Prepaid income taxes	4.7	0.7	22.4
Prepaid expenses and other assets	(4.9)	5.7	17.3
Accounts payable	40.1	25.5	11.8
Accrued expenses and other liabilities	45.6	36.9	14.7
Deferred revenue	(4.9)	16.1	15.1
Net cash provided by operating activities	787.2	786.1	508.4
INVESTING ACTIVITIES
Net proceeds from sale of business	—	—	10.1
Purchase of property and equipment	(47.3)	(48.1)	(44.3)
Increase in equipment under customer usage agreements	(47.2)	(41.3)	(35.9)
Proceeds from sale of available-for-sale marketable security	31.1	—	—
Net (purchases) sales of insurance contracts	(5.2)	(6.4)	13.8
Purchases of mutual funds	—	—	(29.7)
Sales of mutual funds	5.2	10.0	22.4
Purchase of intellectual property	(4.0)	—	—
Increase in other assets	(1.0)	(0.3)	(3.4)
Net cash used in investing activities	(68.4)	(86.1)	(67.0)
FINANCING ACTIVITIES
Proceeds from long-term debt	—	2,495.1	—
Repayment of long-term debt	(75.0)	(3,095.0)	(595.0)
Payments to extinguish convertible notes	(392.8)	(543.7)	—
Proceeds from amounts borrowed under revolving credit line	50.0	358.0	—
Repayment of amounts borrowed under revolving credit line	(225.0)	(183.0)	—
Proceeds from accounts receivable securitization agreement	200.0	—	—
Repurchase of common stock	(250.0)	—	—
Payment of debt issuance costs	—	(22.7)	(2.4)
Purchase of interest rate caps	—	(13.2)	—
Payment of deferred acquisition consideration	—	—	(5.0)
Net proceeds from issuance of common stock pursuant to employee stock plans	38.5	70.0	81.4
Excess tax benefit related to equity awards	11.0	10.7	5.7
Payment of minimum tax withholdings on net share settlements of equity awards	(16.4)	(12.9)	(9.8)
Net cash used in financing activities	(659.7)	(936.7)	(525.1)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(8.1)	(2.7)
Net increase (decrease) in cash and cash equivalents	57.1	(244.8)	(86.4)
Cash and cash equivalents, beginning of period	491.3	736.1	822.5
Cash and cash equivalents, end of period	$548.4	$491.3	$736.1
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on the last Saturday in September. Fiscal 2016, 2015 and 2014 ended on September 24, 2016, September 26, 2015 and September 27, 2014, respectively.
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
The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including dependence on third-party reimbursements to support the markets of the Company’s products, early stage of development of certain products, rapid technological changes, recoverability of long-lived assets (including intangible assets and goodwill), competition, stability of world financial markets, ability to obtain regulatory approvals, changes in the regulatory environment, limited number of suppliers, customer concentration, integration of acquisitions, substantial indebtedness, government regulations, management of international activities, protection of proprietary rights, patent and other litigation, dependence on contract manufacturers and dependence on key individuals.
Cash Equivalents
Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition.
Marketable Securities
The Company’s marketable securities as of September 24, 2016 are comprised of solely of equity securities and as of September 26, 2015 also included mutual funds. The equity securities are investments in the common stock of publicly traded companies, and the mutual funds were used to fund a portion of the Company's deferred compensation plan. The equity securities are classified as available-for-sale and are recorded at fair value with the unrealized gains or losses, net of tax, within accumulated other comprehensive income (loss), which is a component of stockholders’ equity. The mutual funds were classified as trading and recorded at fair value with unrealized gains and losses recorded in other income (expense), net in the Consolidated Statements of Income.

The Company periodically reviews its marketable equity securities classified as available-for-sale for other-than-temporary declines in fair value below carrying value, or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. When assessing marketable equity securities for other-than-temporary declines in fair value, the Company considers factors including: the significance of the decline in value compared to the carrying value; the underlying factors contributing to a decline in the price of the security; how long the market value of the investment has been less than its carrying value; any market conditions that impact liquidity; the views of external investment analysts; the financial condition and near-term prospects of the investee; any news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates. In the fourth quarters of fiscal 2016 and 2015, the Company concluded that the decline in fair value of one of its marketable securities was other-than-temporary based on the length of time the security's market value was significantly below its carrying value and recorded impairment charges of $1.1 million and $7.8 million, respectively.
The following reconciles cost basis to fair market value.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Fair Value
As of September 24, 2016	$2.4	$—	$(0.3)	$(1.1)	$1.0
As of September 26, 2015	$16.1	$7.2	$(0.3)	$(7.8)	$15.2
As of September 27, 2014	$15.5	$10.2	$(1.3)	$—	$24.4
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
The Company’s customers are principally located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the healthcare industry, as well as global economic conditions, management does not believe significant credit risk exists as of September 24, 2016. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the healthcare industry. The Company maintains an allowance for doubtful accounts based on accounts past due and historical collection experience.
There were no customers with balances greater than 10% of accounts receivable as of September 24, 2016 and September 26, 2015, or any customers that represented greater than 10% of consolidated revenues for fiscal years 2016, 2015 and 2014 (see Note 13).
Supplemental Cash Flow Statement Information

	Years ended
	September 24, 2016	September 26, 2015	September 27, 2014
Cash paid during the period for income taxes	$184.8	$168.7	$231.8
Cash paid during the period for interest	$104.0	$143.0	$155.7

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
Inventories consisted of the following:

	September 24, 2016	September 26, 2015
Raw materials	$96.4	$98.3
Work-in-process	51.7	58.7
Finished goods	126.6	126.1
	$274.7	$283.1

Property, Plant and Equipment
Property, plant and equipment is recorded at cost less allowances for depreciation. The straight-line method of depreciation is used for all property and equipment.
Property, plant and equipment consisted of the following:

	September 24, 2016	September 26, 2015
Equipment and software	$381.9	$365.9
Equipment under customer usage agreements	334.6	305.7
Buildings and improvements	186.1	182.1
Leasehold improvements	65.6	59.2
Land	51.9	51.4
Furniture and fixtures	18.4	17.3
	1,038.5	981.6
Less - accumulated depreciation and amortization	(578.3)	(524.5)
	$460.2	$457.1
Property, plant and equipment are depreciated over the following estimated useful lives:

Asset Classification	Estimated Useful Life
Building and improvements	35–40 years
Equipment and software	3–10 years
Equipment under customer usage agreements	3–8 years
Furniture and fixtures	5–7 years
Leasehold improvements	Shorter of the Original Term of Lease or Estimated Useful Life
Equipment under customer usage agreements primarily consists of diagnostic instrumentation and imaging equipment located at customer sites but owned by the Company. Generally, the customer has the right to use the equipment for a period of time provided they meet certain agreed to conditions. The Company recovers the cost of providing the equipment from the sale of disposables. The depreciation costs associated with equipment under customer usage agreements are charged to cost of product revenues over the estimated useful life of the equipment. The costs to maintain the equipment in the field are charged to cost of product revenue as incurred.

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
During the second quarter of fiscal 2014, the Company recorded impairment charges of $26.6 million and $0.5 million to developed technology and trade names, respectively, related to its MRI breast coils product line discussed above. In addition, the Company periodically re-evaluates the lives of its definite-lived intangible assets, and in the second quarter of fiscal 2014 shortened the life of certain corporate trade names, which were phased out.
Intangible assets consisted of the following:

	September 24, 2016		September 26, 2015
Description	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology	$3,983.7	$1,991.6	$3,979.1	$1,698.5
In-process research and development	3.7	—	3.7	—
Customer relationships and contracts	1,098.9	546.2	1,101.1	467.5
Trade names	236.2	141.6	236.4	131.5
Business licenses	2.4	2.1	2.5	2.1
	$5,324.9	$2,681.5	$5,322.8	$2,299.6
In the third quarter of fiscal 2016, the Company accelerated the amortization of the Cystic Fibrosis developed technology asset of $6.2 million as a result of discontinuing this product line.
In the second quarter of fiscal 2016, the Company acquired certain intellectual property for $4.8 million, which was recorded in developed technology.
Amortization expense related to developed technology is classified as a component of cost of product revenues—amortization of intangible assets. Amortization expense related to customer relationships and contracts, trade names, and business licenses is classified as a component of amortization of intangible assets within operating expenses.
The estimated amortization expense at September 24, 2016 for each of the five succeeding fiscal years was as follows:

Fiscal 2017	$365.8
Fiscal 2018	$355.0
Fiscal 2019	$343.1
Fiscal 2020	$331.4
Fiscal 2021	$312.0

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
The Company conducted its fiscal 2016 impairment test on the first day of the fourth quarter, and as noted above used DCF and market approaches to estimate the fair value of its reporting units as of June 26, 2016, and ultimately used the fair value determined by the DCF approach in making its impairment test conclusions. The Company believes it used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing Step 1, all of the Company's reporting units had fair values exceeding their carrying values, and as such, Step 2 of the impairment test was not required. For illustrative purposes, had the fair value of each of the reporting units that passed Step 1 been lower than 10%, all of the reporting units would still have passed Step 1 of the goodwill impairment test.
At September 24, 2016, the Company believes that each reporting unit, with goodwill aggregating $2.80 billion, was not at risk of failing Step 1 of the goodwill impairment test based on the current forecasts.
The Company conducted its fiscal 2015 and 2014 impairment tests on the first day of the respective year's fourth quarter, and as noted above used DCF and market approaches to estimate the fair value of its reporting units as of June 28, 2015 and June 29, 2014, respectively, and ultimately used the fair value determined by the DCF approach in making its impairment test conclusions. The Company believes it used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing Step 1, all of the Company's reporting units had fair values exceeding their carrying values, and as such, Step 2 of the impairment test was not required.

A rollforward of goodwill activity by reportable segment from September 26, 2015 to September 24, 2016 is as follows:

	Diagnostics	Breast Health	GYN Surgical	Skeletal Health	Total
Balance at September 26, 2015	$1,152.3	$631.8	$1,016.0	$8.1	$2,808.2
Tax adjustments	(1.3)	—	—	—	(1.3)
Foreign currency and other	(2.8)	—	(1.0)	—	(3.8)
Balance at September 24, 2016	$1,148.2	$631.8	$1,015.0	$8.1	$2,803.1
Other Assets
Other assets consisted of the following:

	September 24, 2016	September 26, 2015
Other Assets
Life insurance contracts	$36.0	$27.5
Manufacturing access fees	9.6	11.6
Derivative assets	0.4	6.2
Mutual funds	—	5.6
Marketable securities	1.0	15.2
Cost-method equity investments	3.5	4.2
Deferred tax assets	9.3	—
Other	23.9	17.9
	$83.7	$88.2
Life insurance contracts were purchased in connection with the Company’s Nonqualified Deferred Compensation Plan (“DCP”) and are recorded at their cash surrender value (see Note 9 for further discussion). The manufacturing access fees are related to a manufacturing supply and purchase agreement for our Aptima HPV products and are being amortized over the term of the agreement.
The Company’s cost-method equity investments are carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The Company regularly evaluates the carrying value of its cost-method equity investments for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the investee valuation as determined by that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in other income (expense), net in the Consolidated Statements of Operations. During fiscal 2014, the Company recorded other-than-temporary impairment charges of $6.9 million related to certain of its cost-method equity investments to adjust their carrying amounts to fair value. No such charges were recorded in fiscal 2016 or 2015 for cost-method equity investments.
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

Foreign Currency Translation
The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830, Foreign Currency Matters. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is determined based on the guidance in ASC 830. The majority of the Company's foreign subsidiaries' functional currency is the applicable local currency, although certain of the Company's foreign subsidiaries' functional currency is the U.S. dollar based on the nature of their operations or functions. Assets and liabilities of subsidiaries whose functional currency is the local currency are translated at the exchange rate in effect at each balance sheet date. Before translation, the Company re-measures foreign currency denominated assets and liabilities, including inter-company accounts receivable and payable, into the functional currency of the respective entity, resulting in unrealized gains or losses recorded in other income (expense), net in the Consolidated Statements of Income. Revenues and expenses are translated using average exchange rates during the respective period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are included in other income (expense), net in the Consolidated Statements of Income and were not significant in any of the reporting periods presented.
Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) includes certain transactions that have generally been reported in the statement of stockholders’ equity. The following tables summarize the components and changes in accumulated balances of other comprehensive income for the periods presented:

	Year Ended September 24, 2016					Year Ended September 26, 2015
	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(15.7)	$6.9	$(1.8)	$(3.9)	$(14.5)	$(4.7)	$8.9	$(1.6)	$—	$2.6
Other comprehensive loss before reclassifications	(10.4)	(1.1)	(0.7)	(3.4)	(15.6)	(20.6)	(9.8)	(0.2)	(3.9)	(34.5)
(Gains) charges reclassified to statement of income	—	(6.1)	—	3.9	(2.2)	9.6	7.8	—	—	17.4
Ending Balance	$(26.1)	$(0.3)	$(2.5)	$(3.4)	$(32.3)	$(15.7)	$6.9	$(1.8)	$(3.9)	$(14.5)

In the first quarter of fiscal 2016, the Company sold all of its shares in one of its marketable securities and recorded a realized gain of $25.1 million in other income (expense), net and resulted in reclassifying a $7.2 million gain out of other comprehensive income (loss) to other income (expense), net. In the fourth quarter of fiscal 2016, the Company recorded a $1.1 million other-than-temporary impairment charge and this amount was reclassified out of other comprehensive income (loss) to other income (expense), net.

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

During fiscal 2015, the Company entered into separate interest rate cap agreements with multiple counter-parties to help mitigate the interest rate volatility associated with the variable rate interest on its credit facilities under its Prior Credit Agreement, which has been replaced by the new Credit Agreement (see Note 4). Interest rate cap agreements provide the right to receive cash if the reference interest rate rises above a contractual rate. The aggregate premium paid for the interest rate cap agreements was $13.2 million, which was the initial fair value of the instruments recorded in the Company's financial statements.
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
As of September 24, 2016, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the interest rate caps were recorded in the Consolidated Statements of Comprehensive Income as a component of AOCI.
During fiscal 2016, $3.9 million was reclassified from AOCI to the Company's Consolidated Statements of Income related to the interest rate cap agreements. The Company expects to similarly reclassify approximately $6.9 million from AOCI to the Consolidated Statements of Income in the next twelve months.
The aggregate fair value of these interest rate caps was $1.4 million and $6.9 million at September 24, 2016 and September 26, 2015, respectively, and is included in both Prepaid expenses and other current assets and Other assets on the Company’s Consolidated Balance Sheet. Refer to Note 5 “Fair Value Measurements” below for related fair value disclosures.
Forward Foreign Currency Contracts
The Company enters into forward foreign currency exchange contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar and the Japanese Yen. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. During fiscal 2016, the Company began to execute forward foreign currency contracts in order to mitigate its exposure to fluctuations in various currencies against its reporting currency, the U.S. dollar. The Company did not elect hedge accounting for these forward foreign currency contracts; however, the Company may seek to apply hedge accounting in future scenarios. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net. During fiscal 2016, the Company recorded a realized gain of $1.5 million from settling forward foreign currency contracts, and net unrealized losses of $1.1 million on outstanding contracts.
As of September 24, 2016, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and are used to hedge fluctuations in the U.S dollar of forecasted transactions denominated in the Euro, UK Pound, Australian Dollar, Canadian Dollar and Japanese Yen with a notional amount of $165.0 million.
Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of September 24, 2016:

	Balance Sheet Location	September 24, 2016	September 26, 2015
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap agreements	Prepaid expenses and other current assets	$1.0	$0.7
Interest rate cap agreements	Other Assets	0.4	6.2
		$1.4	$6.9

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$0.2	$—

Liabilities:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$1.3	$—
The following table presents the unrealized loss recognized in AOCI related to the interest rate caps for the following reporting periods:

	Year Ended September 24, 2016	Year Ended September 26, 2015
Amount of loss recognized in other comprehensive income, net of taxes:
Interest rate cap agreements	$(3.4)	$(3.9)
The following table presents the adjustment to fair value (realized and unrealized) recorded within the Consolidated Statements of Income for derivative instruments for which the Company did not elect hedge accounting:

Derivatives not classified as hedging instruments		Location of Gain (Loss) Recognized in Income
	Year Ended September 24, 2016
Forward foreign currency contracts	$0.4	Other income (expense), net
Revenue Recognition
The Company generates revenue from the sale of its products, primarily medical imaging systems and diagnostic and surgical disposable products, and related services, which are primarily support and maintenance services on its medical imaging systems.
The Company recognizes product revenue upon shipment provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Generally, the Company’s product arrangements for capital equipment sales, primarily in its Breast Health and Skeletal Health reporting segments, are multiple-element arrangements, including services, such as installation, training and support and maintenance, and multiple products. Based on the terms and conditions of the product arrangements, the Company believes that these services and undelivered products can be accounted for separately from the delivered product element as the Company’s delivered products have value to its customers on a stand-alone basis. Accordingly, revenue for services not yet performed at the time of product delivery are deferred and recognized as such services are performed. The relative selling price of any undelivered products is also deferred at the time of shipment and recognized as revenue when these products are delivered. There is no customer right of return in the Company’s sales agreements for its capital equipment.
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
The Company is required to allocate revenue to its multiple element arrangements based on the relative fair value of each element’s selling price. The Company typically determines the selling price of its products based on its best estimate of selling prices (“ESP”) and services based on vendor-specific objective evidence of selling price (“VSOE”). The Company determines VSOE based on its normal pricing and discounting practices for the specific product or service when sold on a stand-alone basis. In determining VSOE, the Company’s policy requires a substantial majority of selling prices for a product or service to be within a reasonably narrow range. The Company also considers the class of customer, method of distribution, and the geographies into which its products and services are sold when determining VSOE. If VSOE cannot be established, which may occur in instances when a product or service has not been sold separately, stand-alone sales are too infrequent, or product pricing is not within a relatively narrow range, the Company will generally establish the selling price using ESP to allocate arrangement consideration. The objective of ESP is to determine the price at which the Company would typically transact a stand-alone sale of the product or service. ESP is determined by considering a number of factors including Company pricing policies, internal costs and gross margin objectives, method of distribution, information gathered from experience in customer negotiations, market research and information, recent technological trends, competitive landscape and geographies.
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
While the majority of its instruments are placed at customer sites, in certain instances the Company sells instruments to its clinical diagnostics customers and records sales of these instruments upon shipment or delivery, depending on the terms of the arrangement.
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
Accounts receivable reserve activity for fiscal 2016, 2015 and 2014 was as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Write- offs and Payments	Balance at End of Period
Period Ended:
September 24, 2016	$11.1	$2.0	$(0.4)	$12.7
September 26, 2015	$12.0	$1.6	$(2.5)	$11.1
September 27, 2014	$8.8	$4.4	$(1.2)	$12.0
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
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and the dilutive effect of potential future issuances of common stock from outstanding stock options, restricted stock units and convertible debt determined by applying the treasury stock method. In accordance with ASC 718, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of in-the-money stock options and restricted stock units. This results in the assumed buyback of additional shares, thereby reducing the dilutive impact of equity awards.
The Company applies the provisions of ASC 260, Earnings Per Share, Subsection 10-45-44, to determine the diluted weighted average shares outstanding as it relates to its convertible notes, and due to the type of debt instrument issued and its accounting policy, the Company applies the treasury stock method and not the if-converted method. The dilutive impact of the Company’s convertible notes is based on the difference between the Company’s current period average stock price and the conversion price of the convertible notes, provided there is a premium. As such, dilution related to the conversion premium on the 2010 Notes, 2012 Notes and 2013 Notes is included in the calculation of diluted weighted-average shares outstanding in fiscal 2016 and 2015 to the extent each issuance is dilutive based on the average stock price during each reporting period being greater than the conversion price of the respective Notes. In fiscal 2014, only the dilution of the conversion premium on the 2010 Notes is included in diluted weighted-average shares outstanding.

A reconciliation of basic and diluted share amounts for fiscal 2016, 2015, and 2014 was as follows:

	September 24, 2016	September 26, 2015	September 27, 2014
Basic weighted average common shares outstanding	280,213	280,566	275,499
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock units	2,631	2,898	2,368
Incremental shares from Convertible Notes premium	3,312	6,073	493
Diluted weighted average common shares outstanding	286,156	289,537	278,360
Weighted-average anti-dilutive shares related to:
Outstanding stock options	1,029	1,502	5,033
Restricted stock units	62	49	20
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
Product warranty activity for fiscal 2016 and 2015 was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Period ended:
September 24, 2016	$5.4	$7.1	$(7.5)	$5.0
September 26, 2015	$6.3	$6.1	$(7.0)	$5.4
Advertising Costs
Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $20.2 million, $14.4 million and $14.1 million for fiscal 2016, 2015 and 2014, respectively, and were included in selling and marketing expense in the Consolidated Statements of Income.

Recently Adopted Accounting Pronouncements

On September 27, 2015, the Company early adopted FASB ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in the balance sheet. Rather, it requires deferred tax assets and liabilities to be classified as noncurrent in the balance sheet. The Company adopted this standard prospectively in the first quarter of fiscal 2016, and prior periods were not retrospectively adjusted.

On June 26, 2016, the Company retrospectively adopted FASB ASU 2015-13, Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability consistent with the presentation of a debt discount and not recorded as separate assets. The Company adopted this standard in the fourth quarter of fiscal 2016, and the fiscal 2015 balance sheet was retrospectively recast. In fiscal 2015, the Company had $0.6 million related to current debt issuance costs recorded in prepaid expenses and other current assets and $27.0 million related to non-current debt issuance costs recorded in other assets. The adoption of this standard resulted in these amounts being reclassified as liabilities, reducing both the current portion of long-term debt and long-term debt, net of current portion at the end of fiscal 2015 by $27.6 million in total and a corresponding reduction to the aforementioned asset accounts. Debt issuance costs will no longer be recorded as an asset.

Recently Issued Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The guidance requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. The guidance is effective for annual periods beginning after December 15, 2017, and is applicable to the Company in fiscal 2019. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of the adoption of ASU 2016-16 on its consolidated financial position and results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230). The guidance reduces diversity in how certain cash receipts and cash payments are presented and classified in the Statements of Cash Flows. Certain of ASU 2016-15 requirements are as follows: 1) cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities, 2) contingent consideration payments made soon after a business combination should be classified as cash outflows for investing activities and cash payment made thereafter should be classified as cash outflows for financing up to the amount of the contingent consideration liability recognized at the acquisition date with any excess classified as operating activities, 3) cash proceeds from the settlement of insurance claims should be classified on the basis of the nature of the loss, 4) cash proceeds from the settlement of Corporate-Owned Life Insurance (COLI) Policies should be classified as cash inflows from investing activities and cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities, and 5) cash paid to a tax authority by an employer when withholding shares from an employee's award for tax-withholding purposes should be classified as cash outflows for financing activities. The guidance is effective for annual periods beginning after December 15, 2017, and is applicable to the Company in fiscal 2019. Early adoption is permitted. The adoption of ASU 2016-15 is not expected to have a material effect on the Company's consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). The guidance changes how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize income tax effects of awards in the income statement when the awards vest or are settled. The guidance also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes by providing for withholding at the employee's maximum rate as opposed to the minimum rate without triggering liability accounting and by allowing an entity-wide policy election to account for forfeitures as they occur. The updated guidance is effective for annual periods beginning after December 15, 2016, and is applicable to the Company in fiscal 2018. Early adoption is permitted. The adoption of ASU 2016-09 is not expected to have a material effect on the Company's consolidated financial position and results of operations, although the income tax affect from vesting of stock units and option exercises could be significant to quarterly results of operations.

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

3. Restructuring and Divestiture Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions which are described below. The following table displays charges taken related to restructuring actions in fiscal 2016, 2015 and 2014 and a rollforward of the charges to the accrued balances as of September 24, 2016:

	Fiscal 2016 Actions	Fiscal 2015 Actions	Fiscal 2014 Actions	Consolidation of Diagnostics Operations	Other Operating Cost Reductions	Total
Restructuring and Divestiture Charges
Fiscal 2014 charges:
Workforce reductions	$—	$—	$29.5	$2.9	$9.8	$42.2
Non-cash impairment charge	—	—	—	—	3.1	3.1
Facility closure costs	—	—	—	—	0.6	0.6
Other	—	—	—	0.1	0.2	0.3
Fiscal 2014 restructuring charges	$—	$—	$29.5	$3.0	$13.7	$46.2
Divestiture net charges						5.5
Fiscal 2014 restructuring and divestiture charges						$51.7
Fiscal 2015 charges:
Workforce reductions	$—	$10.0	$6.0	$0.1	$0.2	$16.3
Facility closure costs	—	—	2.0	0.5	0.1	2.6
Fiscal 2015 restructuring charges	$—	$10.0	$8.0	$0.6	$0.3	$18.9
Divestiture net charges						9.6
Fiscal 2015 restructuring and divestiture charges						$28.5
Fiscal 2016 charges:
Workforce reductions	$10.5	$—	$—	$—	$—	$10.5
Fiscal 2016 restructuring charges	$10.5	$—	$—	$—	$—	$10.5

	Fiscal 2016 Actions	Fiscal 2015 Actions	Fiscal 2014 Actions	Consolidation of Diagnostics Operations	Other Operating Cost Reductions	Total
Rollforward of Accrued Restructuring
Balance as of September 28, 2013	$—	$—	$—	$3.0	$9.3	$12.3

Fiscal 2014 restructuring charges	$—	$—	$29.5	$3.0	$13.7	$46.2
Stock-based compensation	—	—	(6.6)	—	—	(6.6)
Non-cash impairment charges	—	—	—	—	(3.1)	(3.1)
Severance payments	—	—	(10.9)	(3.0)	(17.1)	(31.0)
Other payments	—	—	—	—	(0.9)	(0.9)
Balance as of September 27, 2014	$—	$—	$12.0	$3.0	$1.9	$16.9

Fiscal 2015 restructuring charges	$—	$10.0	$8.0	$0.6	$0.3	$18.9
Stock-based compensation	—	(4.1)	—	—	—	(4.1)
Severance payments	—	(2.8)	(16.2)	(3.0)	(1.9)	(23.9)
Other payments	—	—	(1.3)	(0.5)	(0.3)	(2.1)
Balance as of September 26, 2015	$—	$3.1	$2.5	$0.1	$—	$5.7

Fiscal 2016 restructuring charges	$10.5	$—	$—	$—	$—	$10.5
Stock-based compensation	(0.4)	—	—	—	—	(0.4)
Severance payments	(4.6)	(2.9)	(1.4)	(0.1)	—	(9.0)
Other payments	—	—	(0.5)	—	—	(0.5)
Balance as of September 24, 2016	$5.5	$0.2	$0.6	$—	$—	$6.3
Fiscal 2016 Actions
During the fourth quarter of fiscal 2016, the Company decided to initiate a cost reduction initiative in part of its Diagnostic's reportable segment, resulting in the termination of certain employees. The majority of employees were notified of termination and related benefits in the fourth quarter of fiscal 2016, and the Company recorded these charges pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420) as the benefits qualify as one-time termination benefits. As such, the Company recorded a charge for severance and benefits of $0.9 million in the fourth quarter. Additional charges of $0.2 million are expected in fiscal 2017 related to this Action.
During the third quarter of fiscal 2015, the Company decided to close its Bedford, Massachusetts facility where it manufactured its Skeletal Health products and provided certain support manufacturing services for its Breast Health segment. The manufacturing of the Skeletal Health products has been outsourced to a third-party, and the Breast Health manufacturing services were moved to the Company's Danbury, Connecticut and Marlborough, Massachusetts facilities. In addition, research and development, sales and services support and administrative functions have been or will be moved to both Marlborough and Danbury. The transition is expected to be substantially completed by the end of calendar year 2016. In connection with this plan, certain employees, primarily in manufacturing, were terminated. The employees were notified of termination and related benefits in the first quarter of fiscal 2016, and the Company recorded these charges pursuant to ASC 420. Employees were required to remain employed during this transition period and charges were recorded ratably over the required service period. The Company recorded $1.7 million in severance and benefits charges related to this action in fiscal 2016. This action is complete and no additional severance and benefits charges are expected.

In connection with shutting down the Bedford location, the Company expects to record lease obligation charges ranging from approximately $8.0 million to $12.0 million in fiscal 2017 as it meets the cease-use date requirements for a portion of the facility. In order to estimate the lease obligation charges, the Company has made certain assumptions including the time period it will take to obtain a subtenant and certain sub-lease rates. These estimates may vary from the sub-lease agreements ultimately executed, if at all, resulting in an adjustment to the charges.
During the first quarter of fiscal 2016, the Company began implementing a second plan to consolidate and improve operational efficiency of its international sales and marketing and field services operations and certain support functions. As a result, the Company identified and terminated certain employees during each quarter in fiscal 2016. Severance and benefits under this action were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712), and ASC 420 depending on the circumstances. The Company recorded severance and benefit charges of $7.9 million in fiscal 2016 related to this plan. Included in this charge was $0.4 million of stock-based compensation.
Fiscal 2015 Actions
During each quarter of fiscal 2015, the Company continued to make executive management changes resulting in the termination of certain executives and employees on a worldwide basis. In addition, the Company continued to consolidate and close certain international offices to improve operational efficiency and reduce costs. Severance and benefit charges under these actions were recorded pursuant to ASC 712 and ASC 420 depending on the employees terminated, and the Company recorded severance and benefit charges of $10.0 million in fiscal 2015. Included in the charge was $4.1 million of stock-based compensation. No additional charges will be recorded under these actions.
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
On December 6, 2013, Stephen P. MacMillan was appointed as President, Chief Executive Officer and a director of the Company. The employment of John W. Cumming, the Company’s prior President and Chief Executive Officer, terminated upon Mr. MacMillan’s appointment. The Company provided separation benefits to Mr. Cumming pursuant to his employment letter dated July 18, 2013 resulting in a charge of $6.6 million in the first quarter of fiscal 2014, which included $4.4 million of stock-based compensation related to the acceleration of all of Mr. Cumming’s outstanding equity awards in accordance with the existing terms of Mr. Cumming’s share-based payment arrangements.
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

Consolidation of Diagnostics Operations
In connection with its acquisition of Gen-Probe in fiscal 2012, the Company implemented restructuring actions to consolidate its Diagnostics operations, including streamlining product development initiatives, reducing overlapping functional areas in sales, marketing and general and administrative functions, and consolidating manufacturing resources, field services and support. As a result, the Company terminated certain employees from Gen-Probe and its legacy diagnostics business in research and development, sales, marketing, and general and administrative functions. The Company recorded severance and benefit charges in fiscal 2012 of $13.3 million related to this action pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420). The majority of these employees ceased working in the fourth quarter of fiscal 2012, and their full severance charge was recorded in the fourth quarter of fiscal 2012. In addition, certain of the terminated Gen-Probe employees had unvested stock options, which were accelerated at termination pursuant to the stock options’ original terms. As such, the severance charges in fiscal 2012 include $3.5 million of stock-based compensation expense. In fiscal 2013, the Company recorded $10.8 million of severance charges, including $6.3 million for stock-based compensation. Included in these charges was $9.7 million recorded in the second quarter of fiscal 2013 related to the termination of certain Gen-Probe executives, including Carl Hull, Gen-Probe’s former Chairman, President and Chief Executive Officer. The charge was for the acceleration of certain retention payments and equity awards pursuant to the original terms of the related agreements. No additional charges were recorded in fiscal 2014, 2015 or 2016 under this portion of the action.
In addition, under this plan, the Company completed moving its legacy molecular diagnostics operations from Madison, Wisconsin to Gen-Probe’s facilities in San Diego, California. This transfer was completed at the end of fiscal 2014, and as a result, many of the employees in Madison were terminated. The Company recorded severance and benefit charges pursuant to ASC 420 beginning in fiscal 2012 through the third quarter of fiscal 2015 as charges were recorded over requisite service periods. The Company recorded $0.1 million, $3.0 million, $3.2 million and $0.9 million for severance and benefits in fiscal 2015, 2014, 2013 and 2012, respectively, and $0.5 million for facility closure costs in fiscal 2015. The Company also recorded non-cash charges of $0.6 million in the fourth quarter of fiscal 2012 as a result of exiting certain research projects. This action is complete and no additional charges were recorded in fisca1 2016.
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

4. Borrowings and Credit Agreements
The Company’s borrowings consisted of the following:

	September 24, 2016	September 26, 2015
Current debt obligations, net of debt discount and issuance costs:
Term Loan	$83.8	$74.4
Revolver	—	175.0
Securitization Program	200.0	—
Convertible Notes	12.2	141.8
Total current debt obligations	296.0	391.2
Long-term debt obligations, net of debt discount and issuance costs:
Term Loan	1,308.2	1,388.3
2022 Senior Notes	977.7	973.9
Convertible Notes	763.5	858.8
Total long-term debt obligations	3,049.4	3,221.0
Total debt obligations	$3,345.4	$3,612.2

In April 2015, the FASB issued ASU No. 2015-03, Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability consistent with the presentation of a debt discount and not recorded as separate assets. The Company adopted this standard in the fourth quarter of fiscal 2016, and the prior period was retrospectively adjusted. In fiscal 2015, the Company had $0.6 million related to current debt issuance costs recorded in prepaid expenses and other current assets and $27.0 million related to non-current debt issuance costs recorded in other assets. The adoption of this standard resulted in these amounts being reclassified as liabilities, reducing both the current portion of long-term debt and long-term debt, net of current portion at the end of fiscal 2015 by $27.6 million in total and a corresponding reduction to the aforementioned asset accounts. Debt issuance costs will no longer be recorded as an asset.

The debt maturity schedule for the Company’s obligations as of September 24, 2016 is as follows:

	2017	2018	2019	2020	2021	2022 and Thereafter	Total
Term Loan	$84.4	$121.9	$150.0	$1,050.0	$—	$—	$1,406.3
Securitization Program	200.0	—	—	—	—	—	200.0
2022 Senior Notes	—	—	—	—	—	1,000.0	1,000.0
Convertible Notes (1)	12.3	790.4	—	—	—	—	802.7
	$296.7	$912.3	$150.0	$1,050.0	$—	$1,000.0	$3,409.0

(1)	Classified based on the earliest date of redemption for each respective issuance. In addition, the balance in fiscal 2018 reflects accretion on the 2013 Notes through September 24, 2016.
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
The Company and one of its subsidiaries, Hologic GGO 4 Ltd ("Hologic U.K."), are the initial borrowers (the “Borrowers”) under the Credit Agreement. The Company's obligations under the Credit Agreement are guaranteed by certain of its domestic subsidiaries (the "Subsidiary Guarantors"). Hologic U.K.’s obligations under the Credit Agreement are guaranteed by the Company and the Subsidiary Guarantors.
In addition to the Term Loan, the Company borrowed $175.0 million under the Revolver upon entering into the Credit Agreement that was subsequently repaid during fiscal 2016. Borrowings under the Revolver may be made in certain alternative currencies pursuant to the terms of the Credit Agreement. The Company has the ability, subject to the terms of the Credit Agreement, to designate any additional wholly-owned foreign subsidiary of the Company as a Designated Borrower (as defined in the Credit Agreement) to receive loans up to a $100 million sublimit. The obligations of any Designated Borrower under such sublimit would be guaranteed by the Company and the Subsidiary Guarantors. During fiscal 2016, the Company added Hologic UK Finance, Ltd as a Designated Borrower.
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

The applicable margin to the Base Rate and the Eurocurrency Rate is subject to specified changes depending on the total net leverage ratio as defined in the Credit Agreement. Current borrowings outstanding under the Credit Agreement bear interest at the Eurocurrency Rate plus the applicable margin, which is currently 1.50% per annum. The Company is also required to pay a quarterly commitment fee on the undrawn committed amount available under the Revolver.
The Company is required to make scheduled principal payments under the Term Loan in increasing amounts ranging from $18.75 million per three-month period commencing with the three-month period ending on September 25, 2015 to $37.5 million per three-month period commencing with the three-month period ending on September 28, 2018. The remaining balance of the Term Loan is due at maturity. Any amounts outstanding under the Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the Credit Agreement, the Company may be required to make certain mandatory prepayments from specified excess cash flows from operations (to the extent the Company’s net senior secured leverage ratio exceeds a certain ratio) and from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances and insurance recoveries (subject to certain reinvestment rights) (“Mandatory Prepayments”). Mandatory Prepayments are required to be applied by the Company, first, to the Term Loan, second, to any outstanding amount under the swing line sublimit, third, to the Revolver, and fourth to any outstanding amount under a letter of credit sublimit. Subject to certain limitations, the Company may voluntarily prepay any of the credit facilities under the Credit Agreement without premium or penalty.
Borrowings outstanding under the Credit Agreement in fiscal 2016 and a combination of the Credit Agreement and the Prior Credit Agreement in fiscal 2015 had weighted-average interest rates of 2.08% and 2.43%, respectively. The interest rate on the amounts outstanding at September 24, 2016 was 2.05%. Interest expense in fiscal 2016 and 2015 under the Credit Agreement and the Prior Credit Agreement aggregated $40.4 million and $54.7 million, respectively, which includes non-cash interest expense of $4.4 million and $9.0 million, respectively, related to the amortization of the deferred issuance costs and accretion of the debt discount.
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

Borrowings are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Company, with certain exceptions. For example, borrowings under the Credit Agreement are not secured by those accounts receivable that are transferred to the special purpose entity under the Company's Accounts Receivable Securitization program. The Credit Agreement contains total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter and an excess cash flow prepayment requirement measured as of the end of each fiscal year. The total net leverage ratio is 5.50:1.00 beginning on the Company's fiscal quarter ended September 26, 2015, and then decreases over time to 4.00:1.00 for the quarter ending March 28, 2020. The interest coverage ratio is 3.75:1.00 beginning on the Company's fiscal quarter ended September 26, 2015, and will remain as such for each quarter thereafter. The total net leverage ratio is defined as the ratio of the Company's consolidated net debt as of the quarter end to its consolidated adjusted EBITDA (as defined in the Credit Agreement) for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of the Company's consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on the measurement date to adjusted consolidated cash interest expense (as defined in the Credit Agreement) for the same measurement period. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement. The Company was in compliance with these covenants as of September 24, 2016, and no Mandatory Prepayments were required as of September 24, 2016.
The Company has evaluated the Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified embedded derivatives that require bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives are a default provision, which could require additional interest payments, and a provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company has determined that the fair value of these embedded derivatives was nominal as of September 24, 2016 and September 26, 2015.
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
On May 6, 2016, the Company used the proceeds borrowed under the Securitization Program, discussed below, to repay $175.0 million owed under its Revolver. No amounts are outstanding under the Revolver as of September 24, 2016.
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
Pursuant to the terms and conditions of the Prior Credit Agreement, the Prior Lenders committed to provide senior secured financing in an aggregate amount of up to $2.8 billion. As of the closing of the Gen-Probe Incorporated acquisition on August 1, 2012, the Company borrowed $2.5 billion aggregate principal under the term loans of the Prior Credit Agreement. Net proceeds to the Company were $2.41 billion, after issuing the term loans at a discount and deducting associated fees and expenses, all of which were being amortized to interest expense over the respective maturity dates of the debt. The proceeds were used to fund a portion of the purchase price for the Gen-Probe acquisition.
On October 31, 2013, the Company voluntarily prepaid $100.0 million of the Term Loan B facility. Pursuant to ASC 470, the Company recorded a debt extinguishment loss of $2.9 million in the first quarter of fiscal 2014 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to this voluntary prepayment.
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
On December 24, 2014, the Company voluntarily prepaid $300.0 million of the Term Loan B facility. Pursuant to ASC 470, the Company recorded a debt extinguishment loss of $6.7 million in the first quarter of fiscal 2015 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to this voluntary prepayment.
Borrowings outstanding under the Prior Credit Agreement in fiscal 2014 had weighted-average interest rate of 2.89%. Interest expense under the Prior Credit Agreement totaled $75.3 million for fiscal 2014, which included non-cash interest expense of $12.7 million, related to the amortization of the deferred financing costs and accretion of the debt discount.
Senior Notes
2022 Senior Notes
On July 2, 2015, the Company completed a private placement of $1.0 billion aggregate principal amount of its 5.250% Senior Notes due 2022 (the “2022 Senior Notes”) at an offering price of 100% of the aggregate principal amount of the 2022 Senior Notes. The 2022 Senior Notes mature on July 15, 2022 and bear interest at the rate of 5.250% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2016. The Company used the net proceeds of the 2022 Senior Notes, plus available cash to discharge the outstanding 6.25% Senior Notes due 2020 (the "Senior Notes") and redeemed such Senior Notes, in the aggregate principal amount of $1.0 billion on August 1, 2015 at an aggregate redemption price of $1.03 billion, reflecting a premium payment of $31.25 million. In addition, the Company made a final interest payment in the amount of $31.25 million for interest accrued to August 1, 2015, to holders of record of the Senior Notes as of July 15, 2015. As a result of this transaction, the Company recorded a debt extinguishment loss in the fourth quarter of fiscal 2015 of $22.3 million, which included the pro-rata premium payment and pro-rata debt issuance costs. The Company evaluated the accounting under ASC 470 at the creditor-by-creditor level to determine modification versus extinguishment accounting.
The Company recorded interest expense related to the 2022 Senior Notes and Senior Notes of $56.0 million, $67.2 million and $64.0 million in fiscal 2016, 2015 and 2014, respectively, which includes non-cash interest expense of $3.8 million, $2.1 million and $1.7 million in fiscal 2016, 2015 and 2014, respectively, related to the amortization of the deferred financing costs.
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
Holders may also require the Company to repurchase the Convertible Notes upon a fundamental change, as defined in each of the applicable indentures. The Company may redeem all or a portion of the 2010 Notes at any time on or after December 19, 2016, all or a portion of the 2012 Notes at any time on or after March 6, 2018 and all or a portion of the 2013 Notes at any time on or after December 15, 2017. If, prior to maturity, a holder requires the Company to repurchase the Convertible Notes or the Company elects to redeem the Convertible Notes, the repurchase or redemption price of each Convertible Note will equal 100% of its principal amount, plus accrued and unpaid interest to, but excluding, the redemption or repurchase date, as applicable. On November 9, 2016, the Company announced that it would repurchase, on December 15, 2016, all of the outstanding 2010 Notes at a repurchase price payable in cash equal to 100% of the original principal amount of the 2010 Notes validly surrendered for repurchase and not withdrawn plus accrued and unpaid interest, if any, to, but not including, December 15, 2016, at the option of the holders of the 2010 Notes. The Company also announced on November 9, 2016, that it had elected to redeem, on December 19, 2016, all of the then outstanding 2010 Notes (those 2010 Notes not put to the Company on December 15, 2016 or validly submitted for conversion prior to December 16, 2016) at a redemption price payable in cash equal to 100% of the accreted principal amount of the 2010 Notes to be redeemed plus accrued and unpaid interest (including contingent interest, if any) to, but not including December 19, 2016.
It is the Company's current intent and policy to settle any conversion of the Convertible Notes as if the Company had elected to make either a net share settlement or all cash election, such that upon conversion, the Company intends to pay the holders in cash for the principal amount of the Convertible Notes and, if applicable shares of its common stock or cash to satisfy the premium based on a calculated daily conversion value. On November 9, 2016, the Company announced that it had made an irrevocable net share settlement election to settle any conversions of the 2010 Notes validly submitted on or after November 9, 2016 in cash.
The 2010, 2012, and 2013 Notes all bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15, March 1 and September 1, and June 15 and December 15, respectively, of each year ending on December 15, 2016, March 1, 2018, and December 15, 2013, respectively. The 2013 Notes no longer bear interest payable at 2.00%. The 2010 Notes will accrete principal from December 15, 2016 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. The 2012 Notes will accrete principal from March 1, 2018 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. The 2013 Notes accrete principal from their date of issuance at a rate of 4.00% per year until and including December 15, 2017, and 2.00% per year thereafter. Beginning with the six month interest period commencing December 15, 2016, March 1, 2018 and December 15,

2017, the Company will pay contingent interest during any six month interest period to the holders of 2010, 2012 and 2013 Notes, respectively, if the “trading price”, as defined, of the 2010, 2012 and 2013 Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the 2010, 2012 and 2013 Notes. The holders of each of the 2010, 2012 or 2013 Notes may convert their respective Notes into shares of the Company’s common stock at a conversion price of approximately $23.03 per share, $31.175 per share and $38.59 per share, respectively, subject to adjustment, prior to the close of business on September 15, 2037, December 1, 2014 and September 15, 2043, respectively, subject to prior redemption or repurchase of the 2010, 2012, and 2013 Notes, respectively, under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events. At the option of the holder, regardless of the foregoing circumstances, holders may convert their respective 2010, 2012 and 2013 Notes at any time on or after September 15, 2037, December 1, 2041 and September 15, 2043, respectively, through the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate will not be adjusted for accrued interest or accreted principal in excess of the original $1,000 principal amount, as accrued interest and accreted principal will not be convertible into common stock. For both the 2012 and 2013 Notes none of these triggering events have occurred as of September 24, 2016.
During the fourth quarter of fiscal 2016, the closing price of the Company's common stock exceeded 130% of the applicable conversion price of its 2010 Notes on at least 20 of the last 30 consecutive trading days of the quarter and, on November 9, 2016, the Company announced that it had elected to redeem all of the then outstanding 2010 Notes on December 19, 2016. Therefore holders of the 2010 Notes are able to convert their notes during the first quarter of fiscal 2017. As such, the Company classified the $12.2 million carrying value of its 2010 Notes (which had a principal value of $12.3 million at September 24, 2016) as a current debt obligation. As of September 24, 2016, the if-converted value of the 2010 Notes exceeded the aggregate principal amount by approximately $7.9 million.
On various dates during the fourth quarter of fiscal 2016, the Company entered into privately negotiated repurchase transactions and extinguished $46.3 million principal amount of the 2010 Notes for total payments of $79.2 million. These amounts include the conversion premium resulting from the Company's stock price on the date of the transactions being in excess of the conversion price of $23.03 for the 2010 Notes. Under ASC 470, this transaction was accounted for as an extinguishment and derecognition of the 2010 Notes and resulted in a debt loss extinguishment of $0.8 million. In addition, $1.3 million principal was put to the Company during the quarter.
On various dates during the second quarter of fiscal 2016, the Company entered into privately negotiated repurchase transactions and extinguished $90.0 million and $136.6 million principal amount of the 2010 Notes and 2012 Notes, respectively, for total payments of $140.1 million and $171.3 million, respectively. These amounts include the conversion premium resulting from the Company's stock price on the date of the transactions being in excess of the conversion price of $23.03 and $31.175 for the 2010 Notes and 2012 Notes, respectively. Under ASC 470, these transactions were accounted for as an extinguishment and derecognition of the 2010 and 2012 Notes and resulted in an aggregate debt loss extinguishment of $4.5 million.
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
The Company accounted for the 2010 Notes and 2012 Notes extinguishments in fiscal 2016, discussed above, under the derecognition provisions of subtopic ASC 470-20-40, which requires the allocation of the fair value of the consideration transferred and transaction costs incurred to the extinguishment of the liability component and the reacquisition of the equity component. In connection with these transactions, the Company recorded a debt extinguishment loss on the 2010 Notes of $4.6 million and a debt extinguishment loss on the 2012 Notes of $0.7 million, for a total debt extinguishment loss of $5.3 million in fiscal 2016. The 2010 Notes debt extinguishment loss was comprised of the loss on the debt itself of $4.0 million, the write-off of the pro-rata amount of debt issuance costs of $0.4 million allocated to the notes retired, and allocated third party costs of $0.2 million. The 2012 Notes debt extinguishment loss was comprised of the write-off of the pro-rata amount of debt issuance costs of $0.5 million allocated to the notes retired, and allocated third party costs of $0.2 million. The loss on the debt itself was calculated as the difference between the fair value of the liability component immediately before the respective transactions and their related carrying values. The fair value of the liability component was calculated using a discounted cash flow technique, and the Company used effective interest rates of 2.71% for the 2010 Notes and 3.87% and 3.41% for the 2012 Notes, which had two valuation dates, representing the estimated rate for non-convertible debt (with similar features as the 2010 and 2012 Notes excluding the conversion feature) issued by a company with a credit rating similar to the Company. In addition, under this accounting standard, a portion of the fair value of the consideration transferred is allocated to the reacquisition of the equity component, which is the difference between the fair value of the consideration transferred and the fair value of the liability component immediately before the extinguishment. As a result, on a gross basis, $83.7 million related to the 2010 Notes and $38.9 million related to the 2012 Notes were allocated to the reacquisition of the equity component of the original instrument, which was recorded net of deferred taxes of $15.7 million and $12.5 million, respectively, within additional paid-in-capital.

The Company also accounted for the 2010 Notes extinguishment in fiscal 2015, discussed above, under the derecognition provisions of subtopic ASC 470-20-40. In connection with this transaction, the Company recorded a debt extinguishment loss of $15.5 million in the fourth quarter fiscal 2015. This debt extinguishment loss was comprised of the loss on the debt itself of $14.4 million, the write-off of the pro-rata amount of debt issuance costs of $0.7 million allocated to the notes retired, and allocated third party costs of $0.4 million. The fair value of the liability component was calculated using a discounted cash flow technique as described above, and the Company used an effective interest rate of 2.71% representing the estimated rate for non-convertible debt (with similar features as the 2010 Notes excluding the conversion feature) issued by a company with a credit rating similar to the Company. In addition, on a gross basis, $246.1 million was allocated to the reacquisition of the equity component of the original instrument, which was recorded net of deferred taxes of $29.2 million within additional paid-in-capital.
As of September 24, 2016 and September 26, 2015, the Convertible Notes and related equity components (recorded in additional paid-in-capital, net of deferred taxes) consisted of the following:

	2016	2015
2010 Notes principal amount	$12.3	$150.0
Unamortized discount and issuance costs (1)	(0.1)	(8.2)
Net carrying amount	$12.2	$141.8
Equity component, net of taxes	$1.6	$20.0
2012 Notes principal amount	$363.4	$500.0
Unamortized discount and issuance costs (1)	(9.5)	(21.8)
Net carrying amount	$353.9	$478.2
Equity component, net of taxes	$35.8	$49.2
2013 Notes principal amount	$370.0	$370.0
Principal accretion	57.1	40.5
Unamortized discount and issuance costs (1)	(17.5)	(29.9)
Net carrying amount	$409.6	$380.6
Equity component, net of taxes	$131.5	$131.5

(1)	In connection with the adoption of ASU 2015-03, debt issuance costs are presented as direct deduction from the debt liability consistent with the presentation of a debt discount.
Interest expense under the Convertible Notes is as follows:

	Years Ended
	September 24, 2016	September 26, 2015	September 27, 2014
Amortization of debt discount	$22.3	$34.9	$37.1
Amortization of deferred financing costs	1.1	1.7	1.9
Principal accretion	16.6	15.9	15.3
Non-cash interest expense	40.0	52.5	54.3
2.00% accrued interest (cash)	10.0	18.2	22.3
	$50.0	$70.7	$76.6
If the Company fails to comply with the reporting obligations contained in the agreements for the Convertible Notes, the sole remedy of the holders of the Convertible Notes for the first 90 days following such event of default consists exclusively of the right to receive an extension fee in an amount equal to 0.25% of the accreted principal amount of the Convertible Notes. Based on its evaluation of the Convertible Notes in accordance with ASC 815, the Company determined that the Convertible Notes contain a single embedded derivative, comprising both the contingent interest feature and the filing failure penalty payment, requiring bifurcation as the features are not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of September 24, 2016 and September 26, 2015.
As of September 24, 2016, upon conversion, including the potential premium that could be payable on a fundamental change (as defined), the Company would issue a maximum of approximately 29.6 million shares of common stock to the holders of the Convertible Notes.

Accounts Receivable Securitization Program
On April 25, 2016, the Company entered into a one-year $200.0 million accounts receivable securitization program (the "Securitization Program") with several of its wholly owned subsidiaries and certain financial institutions. Under the terms of the Securitization Program, the Company and certain of its wholly-owned subsidiaries sell their respective customer receivables to a bankruptcy remote special purpose entity, which is also a wholly-owned subsidiary of the Company. In addition, the Company also contributed a portion of its customer receivables to the special purpose entity in connection with its establishment. The Company retains servicing responsibility. The special purpose entity, as borrower, and the Company, as servicer, have entered into a Credit and Security Agreement with several lenders pursuant to which the special purpose entity may borrow up to $200.0 million from the lenders, with the loans secured by the receivables. The amount that the special purpose entity may borrow at a given point in time is determined based on the amount of qualifying receivables that are present in the special purpose entity at such point in time. The entire amount available was borrowed in the third quarter of fiscal 2016. Borrowings outstanding under the Securitization Program bear interest at LIBOR plus the applicable margin of 0.7% and are included as a component of current liabilities in the Company's consolidated balance sheet, while the accounts receivable securing these obligations remain as a component of net receivables in the Company's consolidated balance sheet. The Company and the special purpose entity are operated and maintained as separate legal entities. The assets of the special purpose entity secure the amounts borrowed and cannot be used to pay other debts or liabilities of the Company. The special purpose entity is not a guarantor under the Company's Credit Agreement and is not a guarantor of the Company's 2022 Senior Notes.
Borrowings under the Securitization Program for fiscal 2016 had a weighted-average interest rate of 1.17%. Interest expense under the Securitization Program aggregated $1.0 million for fiscal 2016. The interest rate on the amounts outstanding at September 24, 2016 was 1.22%.
The Credit and Security Agreement contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, and an event of default upon a change of control of the Company. In addition, it contains financial covenants consistent with that of the Credit Agreement. As of September 24, 2016, the Company was in compliance with the Credit and Security Agreement covenants.

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

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company has investments in publicly-traded companies, which are valued using quoted market prices, representing Level 1 assets, and investments in derivative instruments comprised of interest rate caps and forward foreign currency contracts, which are valued using analyses obtained from independent third party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of the Company's interest rate caps and forward foreign currency contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 2 for further discussion and information on the equity investments, the interest rate caps and forward foreign currency contracts.
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
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following:

		Fair Value Measurements at September 24, 2016
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$1.0	$1.0	$—	$—
Interest rate caps - derivative	1.4	—	1.4	—
Forward foreign currency contracts	0.2	—	0.2	—
Total	$2.6	$1.0	$1.6	$—
Liabilities:
Deferred compensation liabilities	$37.0	$37.0	$—	$—
Forward foreign currency contracts	1.3	—	1.3	—
Total	$38.3	$37.0	$1.3	$—

		Fair Value Measurements at September 26, 2015
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Equity securities	$15.2	$15.2	$—	$—
Mutual funds	5.6	5.6	—	—
Interest rate cap- derivative	6.9	—	6.9	—
Total	$27.7	$20.8	$6.9	$—
Liabilities:
Deferred compensation liabilities	$29.4	$29.4	$—	$—
Total	$29.4	$29.4	$—	$—
There were no Level 3 assets or liabilities outstanding during fiscal 2016 and 2015. Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, during the year ended September 27, 2014 were as follows:

2014
Balance at beginning of period	$3.8
Payments / Accruals	(3.8)
Balance at end of period	$—
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
The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $3.5 million and $4.2 million at September 24, 2016 and September 26, 2015, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost, less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical. During fiscal 2014, the Company recorded other-than-temporary impairment charges of $6.9 million related to its cost-method equity investments to adjust their carrying amounts to fair value.
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
					$(43.7)
The above fair value amounts represent only those individual assets remeasured and not the consolidated balances. Refer to Note 4 for disclosure of the nonrecurring fair value measurement related to the debt extinguishment losses recorded in fiscal 2016, 2015 and 2014.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, marketable securities, cost-method equity investments, interest rate caps, forward foreign currency contracts, insurance contracts, DCP liability, accounts payable and debt obligations. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company’s marketable securities, interest rate caps, and forward foreign currency contracts are recorded at fair value. The carrying amount of the insurance contracts are recorded at the cash surrender value, as required by U.S. GAAP, which approximates fair value, and the related DCP liability is recorded at fair value. The Company believes the carrying amounts of its cost-method equity investments approximate fair value.
Amounts outstanding under the Company’s Credit Agreement and Securitization Program of $1.41 billion and $200.0 million aggregate principal, respectively, as of September 24, 2016 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2022 Senior Notes had a fair value of approximately $1.06 billion and $1.03 billion as of September 24, 2016 and September 26, 2015, respectively, based on their trading price, representing a Level 1 measurement. The fair value of the Company’s Convertible Notes is based on the trading prices of the respective notes and represents a Level 1 measurement. Refer to Note 4 for the carrying amounts of the various components of the Company’s debt.

The estimated fair values of the Company’s Convertible Notes at September 24, 2016 and September 26, 2015 are as follows:

	2016	2015
2010 Notes	20.2	264.1
2012 Notes	481.9	688.2
2013 Notes	458.8	471.8
	$960.9	$1,424.1

6. Income Taxes
The Company’s income before income taxes consisted of the following:

	Years ended
	September 24, 2016	September 26, 2015	September 27, 2014
Domestic	$310.7	$158.3	$95.1
Foreign	104.6	18.9	(47.0)
	$415.3	$177.2	$48.1

The provision for income taxes contained the following components:

	Years ended
	September 24, 2016	September 26, 2015	September 27, 2014
Federal:
Current	$209.0	$185.2	$242.2
Deferred	(122.7)	(137.0)	(212.5)
	86.3	48.2	29.7
State:
Current	16.6	3.5	22.1
Deferred	(22.7)	(11.0)	(24.7)
	(6.1)	(7.5)	(2.6)
Foreign:
Current	14.7	5.7	9.6
Deferred	(10.4)	(0.8)	(5.9)
	4.3	4.9	3.7
	$84.5	$45.6	$30.8
The income tax provision differed from the tax provision computed at the U.S. federal statutory rate due to the following:

	Years ended
	September 24, 2016	September 26, 2015	September 27, 2014
Income tax provision at federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
Domestic production activities deduction	(5.0)	(10.1)	(30.6)
State income taxes, net of federal benefit	2.0	1.2	4.3
Tax credits	(3.2)	(3.8)	(5.2)
Unrecognized tax benefits	2.4	(1.8)	2.5
Cumulative translation adjustment write-off	—	1.9	—
Non-deductible compensation	0.1	1.9	5.5
Foreign rate differential	(6.1)	(1.6)	10.7
Change in state deferred tax rate	(1.8)	—	—
Change in valuation allowance	(3.4)	1.0	35.4
Other	0.3	2.1	6.3
	20.3%	25.8%	63.9%
The Company's effective tax rate in fiscal 2016 was lower than the statutory rate primarily due to earnings in jurisdictions subject to lower tax rates, the domestic production activities deduction benefit, and a change in the valuation allowance related to the sale of a marketable security with a higher tax than book basis.
The Company's effective tax rate in fiscal 2015 was lower than the statutory rate primarily due to the domestic production activities deduction benefit.
The Company’s effective tax rate in fiscal 2014 was higher than the statutory rate primarily due to unbenefited foreign losses partially offset by the domestic production activities deduction benefit.
The Company uses the asset and liability method to account for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting bases of assets and liabilities at each reporting period. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the period in which these differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in the balance sheet. Rather, it requires deferred tax assets and liabilities to be classified as noncurrent in the balance sheet. The Company adopted this standard prospectively in the first quarter of fiscal 2016, and prior periods were not retrospectively adjusted.
The Company’s significant deferred tax assets and liabilities were as follows:

	September 24, 2016	September 26, 2015
Deferred tax assets
Net operating loss carryforwards	$40.0	$45.4
Capital losses	19.1	25.7
Non-deductible accruals	21.1	16.3
Non-deductible reserves	31.1	26.8
Stock-based compensation	34.8	24.3
Research and other credits	10.7	14.5
Nonqualified deferred compensation plan	14.1	11.3
Other temporary differences	9.2	10.2
	180.1	174.5
Less: valuation allowance	(46.2)	(60.9)
	$133.9	$113.6
Deferred tax liabilities
Depreciation and amortization	$(1,030.8)	$(1,171.5)
Debt discounts and deferrals	(75.1)	(100.1)
Debt issuance costs	(1.3)	(1.4)
	$(1,107.2)	$(1,273.0)
	$(973.3)	$(1,159.4)
Under ASC 740, the Company can only recognize a deferred tax asset for the future benefit to the extent that it is “more likely than not” that these assets will be realized. After considering all available positive and negative evidence, the Company established a valuation allowance against specifically identified deferred tax assets because it is more-likely-than-not that these assets will not be realized. In making this determination, the Company considered numerous factors including historical profitability, estimated future taxable income and the character of such income. The valuation allowance decreased $14.7 million in fiscal 2016 from fiscal 2015 primarily due to a change in the valuation allowance related to the sale of a marketable security with a higher tax than book basis, foreign exchange rate fluctuations, and a change in judgment regarding the realizability of foreign net operating losses.
At September 24, 2016, the Company had $13.9 million, $63.9 million and $45.0 million in gross federal, state, and foreign net operating losses, respectively, and $0.3 million, $13.7 million and $1.6 million in federal, state, and foreign credit carryforwards, respectively. These losses and credits expire between 2017 and 2036, except for $44.6 million in losses and $8.9 million in credits that have unlimited carryforward periods. The federal, state, and foreign net operating losses exclude $4.5 million, $151.3 million and $46.5 million, respectively, in net operating losses, that the Company expects will expire unutilized.
At September 24, 2016, the Company had $163.6 million in gross unrecognized tax benefits excluding interest, of which $80.1 million, if recognized, would reduce the Company's effective tax rate. At September 26, 2015, the Company had $154.7 million in gross unrecognized tax benefits excluding interest, of which $74.9 million, if recognized, would have reduced the Company's effective tax rate. In the next twelve months it is reasonably possible that the Company will reduce its gross unrecognized tax benefits by up to $1.0 million due to expiring statutes of limitations.

The Company’s unrecognized income tax benefits activity for fiscal 2016 and 2015 was as follows:

	2016	2015
Balance at beginning of fiscal year	$154.7	$137.0
Tax positions related to current year:
Additions	23.9	11.0
Reductions	—	—
Tax positions related to prior years:
Additions related to change in estimate	1.1	21.1
Reductions	(6.9)	(10.3)
Payments	(6.0)	(0.8)
Lapses in statutes of limitations and settlements	(3.2)	(3.7)
Acquired tax positions:
Additions related to reserves acquired from acquisitions	—	0.4
Balance as of the end of the fiscal year	$163.6	$154.7
The Company’s policy is to include accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, in income tax expense. As of September 24, 2016 and September 26, 2015, gross accrued interest was $13.1 million and $9.9 million, respectively. At September 24, 2016, no significant penalties have been accrued.
The Company and its subsidiaries are subject to various federal, state, and foreign income taxes. The Company’s U.S. Federal income tax returns are no longer subject to examination prior to fiscal 2011. State income tax returns are generally no longer subject to examination prior to fiscal year 2012. The Internal Revenue Service concluded its fiscal 2011 federal income tax return examination and commenced its fiscal 2013 and 2014 federal income tax examination in fiscal 2016. The Company is also undergoing tax examinations in Germany for fiscal 2011 through 2014. Massachusetts began a state tax examination for fiscal 2012 through 2013 in fiscal 2016.
The Company intends to reinvest, indefinitely, approximately $187.6 million in unremitted foreign earnings. It is not practicable to estimate the additional taxes that may be payable upon repatriation.

7. Stockholders' Equity and Stock-Based Compensation
Stock Repurchase Program
On November 11, 2013, the Company announced that its Board of Directors authorized the repurchase of up to $250 million of the Company’s outstanding common stock over a three-year period. Under the stock repurchase program, the Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. During fiscal 2016, the Company repurchased 7.3 million shares of its common stock for total consideration of $250.0 million. This share repurchase authorization is now fully utilized.
On June 21, 2016, the Company's Board of Directors authorized the repurchase of up to an additional $500.0 million of the Company's outstanding common stock over the next five years. There were no repurchases of common stock made under this authorization during fiscal 2016.

Stock-Based Compensation
Equity Compensation Plans
The Company has one share-based compensation plan pursuant to which awards are currently being made—the 2008 amended and restated Equity Incentive Plan (“2008 Equity Plan”). The purpose of the 2008 Equity Plan is to provide stock options, restricted stock units and other equity interests in the Company to employees, officers, directors, consultants and advisors of the Company and any other person who is determined by the Board of Directors to have made (or is expected to make) contributions to the Company. The 2008 Equity Plan is administered by the Board of Directors of the Company, and a total of 31.5 million shares were reserved for issuance under this plan. As of September 24, 2016, the Company had 8.3 million shares available for future grant under the 2008 Equity Plan.
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Operations in fiscal 2016, 2015 and 2014:

	2016	2015	2014
Cost of revenues	$10.5	$8.7	$7.3
Research and development	10.8	8.6	8.4
Selling and marketing	10.9	8.8	8.2
General and administrative	32.8	29.1	19.5
Restructuring and divestiture	0.4	4.1	6.6
	$65.4	$59.3	$50.0
Grant-Date Fair Value
The Company uses a binomial model to determine the fair value of its stock options. The Company considers a number of factors to determine the fair value of options including the assistance of an outside valuation adviser. Information pertaining to stock options granted during fiscal 2016, 2015 and 2014 and related assumptions are noted in the following table:

	Years ended
	September 24, 2016	September 26, 2015	September 27, 2014
Options granted (in millions)	1.1	1.3	2.4
Weighted-average exercise price	$39.32	$27.68	$22.01
Weighted-average grant date fair value	$12.91	$9.95	$7.67
Assumptions:
Risk-free interest rates	1.6%	1.7%	1.2%
Expected life (in years)	4.7	5.3	4.4
Expected volatility	37.8%	38.6%	41.4%
Dividend yield	—	—	—
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
In connection with appointing Stephen P. MacMillan as its new President and Chief Executive Officer in December 2013, the Company granted approximately 0.1 million market stock units ("MSUs"). The MSUs vest in three separate tranches in an amount of 1/3rd of the total amount of the award based on the Company’s stock price meeting certain defined average stock prices for 30 consecutive trading days. These MSUs were valued at an average of $18.65 per share using the Monte Carlo simulation model and each tranche had its own derived service period. The Company recognized compensation expense under the accelerated method as prescribed by ASC 718 in fiscal 2014 through a portion of fiscal 2015, and all tranches have vested due to the defined average stock prices being met for the required period. In addition, per the terms of his employment agreement, the Company granted 0.2 million restricted stock units ("RSUs") to match Mr. MacMillan’s purchase of 0.2 million shares of the Company’s common stock on the open market in the second quarter of fiscal 2014. The RSUs cliff vest three years from the date of grant, and the Company is accounting for this grant as a liability award pursuant to ASC 718 because this RSU award contains an additional vesting condition (the requirement that Mr. MacMillan retain the matching shares during the vesting period) that is not service, performance or market based. As such, this award is marked-to-market at each reporting period, and at September 24, 2016, $7.8 million has been recorded as a liability for this award.

Stock-Based Compensation Expense Attribution
The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options and RSUs. The vesting term of stock options is generally four or five years with annual vesting of 25% and 20% per year, respectively, on the anniversary of the grant date, and RSUs generally vest over three or four years with annual vesting at 33% and 25% per year, respectively, on the anniversary of the grant date. Effective in the fourth quarter of fiscal 2016, the Company implemented a retirement provision providing for the continued vesting of equity awards granted after November 6, 2015 once an employee meets certain age and years of service criteria and retires from the Company. This provision from an accounting perspective can result in a shorter requisite service period for certain employees, resulting in accelerated stock-based compensation expense. Since this provision affected previously granted awards, it was accounted for as a modification and the Company recognized an additional $4.0 million of expense in the fourth quarter of fiscal 2016.
The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 7.0% as of September 24, 2016 depending on the specific employee group. This analysis is re-evaluated annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.
Stock-based compensation expense related to stock options was $10.9 million, $12.2 million, and $16.3 million in fiscal 2016, 2015 and 2014, respectively. Stock compensation expense related to stock units, including RSUs, performance stock units ("PSUs") and MSUs, was $50.5 million, $43.7 million, and $30.6 million in fiscal 2016, 2015 and 2014, respectively. The related tax benefit recorded in the Consolidated Statements of Operations was $23.1 million, $17.7 million and $15.3 million in fiscal 2016, 2015 and 2014, respectively. Included within stock-based compensation expense in fiscal 2016, 2015 and 2014 is $0.4 million, $4.1 million and $6.6 million, respectively, related to modification accounting, the acceleration of vesting of certain retention RSUs provided under their original terms upon termination, and the acceleration of vesting for certain options assumed in the Gen-Probe acquisition related to employees who were terminated in connection with the Company’s restructuring action to consolidate its Diagnostics operations. The original terms of the stock options assumed in the Gen-Probe acquisition provided for acceleration upon a change-in-control and termination within 18 months of the change-in-control. At September 24, 2016, there was $21.2 million and $66.6 million of unrecognized compensation expense related to stock options and RSUs, respectively, to be recognized over a weighted average period of 2.8 years and 2.0 years, respectively.
Share Based Payment Activity
The following table summarizes all stock option activity under the Company’s stock option plans for the year ended September 24, 2016:

	Number of Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at September 26, 2015	6.7	$22.21	4.9	$119.1
Granted	1.1	39.32
Canceled/ forfeited	(0.5)	27.00
Exercised	(1.2)	19.55		$21.6
Options outstanding at September 24, 2016	6.1	$25.37	4.9	$80.1
Options exercisable at September 24, 2016	3.0	$21.95	3.1	$48.8
Options vested and expected to vest at September 24, 2016 (1)	5.9	$25.32	4.9	$79.0

(1)
This represents the number of vested stock options as of September 24, 2016 plus the unvested outstanding options at September 24, 2016 expected to vest in the future, adjusted for estimated forfeitures.

During fiscal 2015 and 2014, the total intrinsic value of options exercised (i.e., the difference between the market price on the date of exercise and the price paid by the employee to exercise the options) was $42.0 million and $34.7 million, respectively.

A summary of the Company’s RSU activity during the year ended September 24, 2016 is presented below:

Non-vested Shares	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested at September 26, 2015	3.7	$24.54
Granted	1.0	39.38
Vested	(1.2)	22.96
Forfeited	(0.4)	25.74
Non-vested at September 24, 2016	3.1	$29.98
The number of RSUs vested includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. The Company pays the minimum statutory tax withholding requirement on behalf of its employees. During fiscal 2016, 2015 and 2014 the total fair value of RSUs vested was $28.4 million, $27.2 million and $22.6 million, respectively.
The Company also granted approximately 0.2 million and 0.3 million PSUs during fiscal 2016 and 2015, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $39.72 and $26.58, respectively. Each recipient of the PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company is recognizing compensation expense ratably over the required service period based on its estimate of the number of shares will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.
Employee Stock Purchase Plan
In March 2012, the Company’s stockholders approved the Hologic, Inc. 2012 Employee Stock Purchase Plan (“2012 ESPP”), which provides for the granting of up to 2.5 million shares of the Company’s common stock to eligible employees. The 2012 ESPP plan period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lower of (i) the market value per share of the common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. The first plan period began on July 1, 2012. Stock-based compensation expense in fiscal 2016, 2015 and 2014 was $4.0 million, $3.4 million and $3.1 million, respectively.
The Company uses the Black-Scholes model to estimate the fair value of shares to be issued as of the grant date using the following weighted average assumptions:

	September 24, 2016	September 26, 2015	September 27, 2014
Assumptions:
Risk-free interest rates	0.34%	0.10%	0.08%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	27.2%	27.4%	30.0%
Dividend yield	—	—	—

8. Profit Sharing 401(k) Plan
The Company has a qualified profit sharing plan covering substantially all of its employees. The Company made contributions of $16.2 million, $14.4 million and $13.3 million for fiscal 2016, 2015 and 2014, respectively.

9. Deferred Compensation Plans
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
Annually, the Compensation Committee of the Board of Directors has approved a discretionary cash contribution to the DCP for each year. Discretionary contributions by the Company to the DCP are held in a Rabbi Trust. The Company is recording compensation expense for the DCP discretionary contributions ratably over the three-year vesting period of each annual contribution, unless the participant meets the plan retirement provision of reaching a certain age and years of service criteria in which case the expense is accelerated to match the required service period to receive such benefit. Under the DCP, the Company recorded compensation expense of $3.1 million, $1.8 million and $3.7 million in fiscal 2016, 2015 and 2014, respectively. The full amount of the discretionary contribution, net of forfeitures, along with employee deferrals is recorded within accrued expenses and totaled $37.0 million and $29.4 million at September 24, 2016 and September 26, 2015, respectively.
The Company has purchased Company-owned group life insurance contracts, in which both voluntary and discretionary Company DCP contributions are invested, to partially fund payment of the Company’s obligation to the DCP participants. The total amount invested at September 24, 2016 and September 26, 2015 was $36.0 million and $27.5 million, respectively. The values of these life insurance contracts are recorded in other long-term assets. Changes in the cash surrender value of life insurance contracts, which were not significant in fiscal 2016, 2015 and 2014, are recorded within other income (expense), net. In fiscal 2015, the Company had an additional $5.6 million of investments in mutual funds to fund the DCP which were sold in fiscal 2016 and replaced with life insurance contracts.
Deferred Equity Plan
Effective September 17, 2015, the Company adopted the Hologic, Inc. Deferred Equity Plan (the “DEP”). The DEP is designed to allow executives and non-employee Directors to accumulate Company stock in a tax-efficient manner to meet their long-term equity accumulation goals and shareholder ownership guidelines. Under the DEP, eligible participants may elect to defer the settlement of RSUs and PSUs granted under the 2008 Equity Plan until separation from service or separation from service plus a fixed number of years. Participants may defer settlement by vesting tranche. Although the equity will vest on schedule, if deferral of settlement is elected, no shares will be issued until the settlement date. The settlement date will be the earlier of death, disability, change in control of the Company or separation from service plus the number of years of deferral elected by the participant. While these shares upon vesting are not distributed to the individuals and are not outstanding, these shares will be included in basic weighted average shares outstanding used to calculate earnings per share.

10. Commitments and Contingencies
Finance Lease Obligations
The Company has two non-cancelable lease agreements for buildings that are primarily used for manufacturing. The Company was responsible for a significant portion of the construction costs, and in accordance with ASC 840, Leases, Subsection 40-15-5, the Company was deemed to be the owner of the respective buildings during the construction period. At the completion of the construction period, the Company reviewed the lease for potential sale-leaseback treatment in accordance with ASC 840, Subsection 40, Sale-Leaseback Transactions. Based on its analysis, the Company determined that the lease did not qualify for sale-leaseback treatment. Therefore, the building, leasehold improvements and associated liabilities remain on the Company’s financial statements throughout the lease term, and the building and leasehold improvements are being depreciated on a straight line basis over their estimated useful lives of 35 years. The Company recorded the fair market value of the buildings and land aggregating $28.3 million within property and equipment on its Consolidated Balance Sheets. Depreciation expense related to the buildings and land is recorded within depreciation in the Company's Consolidated Statements of Cash Flows. During fiscal 2016, the Company executed an amendment to one of the leases extending the term to 2024, and a renewal option was removed. There were no other significant provisions to the terms of the lease agreement. At September 24, 2016, the Company has recorded $2.9 million in accrued expenses and $34.8 million in other long-term liabilities related to these obligations. The current term of the leases is for a period of approximately 10 and 8 years, respectively, with the option to extend for one lease for two consecutive 5-year terms and the other for one 5-year term.
Future minimum lease payments, including principal and interest, under these leases were as follows at September 24, 2016:

Fiscal 2017	$3.1
Fiscal 2018	2.9
Fiscal 2019	1.2
Fiscal 2020	1.2
Fiscal 2021	1.2
Thereafter	2.8
Total minimum payments	12.4
Less-amount representing interest	(3.9)
Total	$8.5
Non-cancelable Purchase and Royalty Commitments
The Company has certain non-cancelable purchase obligations primarily related to inventory purchases and diagnostics instruments, primarily the Tigris and Panther systems, and to a lesser extent other operating expense commitments. These obligations are not recorded in the Consolidated Balance Sheets. For reasons of quality assurance, sole source availability or cost effectiveness, certain key components and raw materials and instruments are available only from a sole supplier and the Company has certain long-term supply contracts to assure continuity of supply. At September 24, 2016, purchase commitments are as follows:

Fiscal 2017	$58.5
Fiscal 2018	15.6
Fiscal 2019	13.0
Total	$87.1
In connection with its R&D efforts, the Company has various license agreements with unrelated parties that provide the Company with rights to develop and market products using certain technology and patent rights. Terms of the various license agreements require the Company to pay royalties ranging from less than 1% up to 35% of future sales on products using the specified technology. Such agreements generally provide for a term that commences upon execution and continues until expiration of the last patent covering the licensed technology. Under certain of these agreements, the Company is required to pay minimum annual royalty payments regardless of the level of sales. In addition, the Company has commitments for minimum payments under certain collaboration agreements. At September 24, 2016, minimum commitments for these agreements are as follows:

Fiscal 2017	$0.7
Fiscal 2018	0.7
Fiscal 2019	0.5
Fiscal 2020	0.5
Fiscal 2021	0.5
Thereafter	2.7
Total	$5.6
Concentration of Suppliers
The Company purchases certain components of its products from a single or small number of suppliers. A change in or loss of these suppliers could cause a delay in filling customer orders and a possible loss of sales, which could adversely affect results of operations; however, management believes that suitable replacement suppliers could be obtained in such an event.

Operating Leases
The Company conducts its operations in leased facilities under operating lease agreements that expire through fiscal 2035. Substantially all of the Company’s lease agreements require the Company to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. The Company makes customary representations and warranties and agrees to certain financial covenants and indemnities. In the event the Company defaults on a lease, typically the landlord may terminate the lease, accelerate payments and collect liquidated damages. As of September 24, 2016, the Company was not in default of any covenants contained in its lease agreements. Certain of the Company’s lease agreements provide for renewal options. Such renewal options are at rates similar to the current rates under the agreements.
Future minimum lease payments under all of the Company’s operating leases at September 24, 2016 are as follows:

Fiscal 2017	$17.3
Fiscal 2018	15.5
Fiscal 2019	10.5
Fiscal 2020	8.3
Fiscal 2021	6.6
Thereafter	14.3
Total	$72.5
Rent expense, net of sublease income from these locations, was $17.9 million, $19.2 million, and $21.1 million for fiscal 2016, 2015 and 2014, respectively.
The Company subleases a portion of a building it owns and some of its facilities and has received aggregate rental income of $2.4 million, $2.0 million and $1.8 million in fiscal 2016, 2015 and 2014, respectively, which has been recorded as an offset to rent expense. The future minimum annual rental income payments under these sublease agreements at September 24, 2016 are as follows:

Fiscal 2017	$2.3
Fiscal 2018	2.2
Fiscal 2019	2.1
Fiscal 2020	1.3
Fiscal 2021	0.3
Thereafter	0.9
Total	$9.1

11. Litigation and Related Matters
On June 9, 2010, Smith & Nephew, Inc. ("Smith & Nephew") filed suit against Interlace, Inc., which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. The complaint alleged that the Interlace MyoSure hysteroscopic tissue removal device infringed U.S. patent 7,226,459. On November 22, 2011, Smith & Nephew filed suit against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that use of the MyoSure hysteroscopic tissue removal system infringed U.S. patent 8,061,359. Both complaints sought permanent injunctive relief and unspecified damages. On September 4, 2012, following a two week trial, the jury returned a verdict of infringement of both the ‘459 and ‘359 patents and assessed damages of $4.0 million. A bench trial regarding the Company’s assertion of inequitable conduct on the part of Smith & Nephew with regard to the ‘359 patent was held on December 9, 2012 and oral arguments on the issue of inequitable conduct were presented on February 27, 2013. On June 27, 2013, the Court denied the Company’s motions related to inequitable conduct and allowed Smith & Nephew’s request for injunction, but ordered that enforcement of the injunction be stayed until final resolution, including appeal, of the current re-examinations of both patents at the United States Patent and Trademark Office (“USPTO”). The Court also rejected the jury’s damage award and ordered the parties to identify a mechanism for resolving the damages issue. The Company intends to file post-trial motions seeking to reverse the jury’s verdict. The USPTO has issued final decisions that the claims of the ‘459 and the '359 patents asserted as part of the litigation are not patentable. Smith & Nephew has appealed these decisions to the U.S. Patent Trial and Appeal Board. On January 20, 2016, the U.S. Patent Trial and Appeal Board affirmed the USPTO decision holding the claims at issue in the ‘459 patent as invalid. Smith & Nephew has appealed this holding to the Court of Appeals for the Federal Circuit (CAFC). On September 22, 2016, oral arguments related to the ‘359 patent were held at the Patent Trial and

Appeal Board (PTAB). On October 25, 2016 the PTAB reversed the USPTO decision related to the ‘359 patent. The Company intends to appeal the PTAB reversal decision. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

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

On March 27, 2015, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware, The complaint alleged that certain additional Company molecular diagnostic products, including, inter alia, the Procleix Parvo/HAV assays and coagulation products, including the Invader Factor II test and the Invader Factor V test, also infringe U.S. Patent 6,992,180. The complaint further alleged that certain of the Company’s molecular diagnostic products, including Hologic’s Progensa PCA3 products, all Aptima products and all Procleix products infringe Enzo’s U. S. Patent 7,064,197. On June 11, 2015, this matter was stayed pending the resolution of summary judgment motions in the 2012 case referenced above. On March 30, 2016, the Company filed a request for inter-parties review of the ‘179 patent at the USPTO. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses

On October 3, 2016, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware, The complaint alleged that certain additional Company molecular diagnostic products, including, inter alia, the Progensa ® PCA3, Aptima® and Procleix® products infringe U.S. Patent 6,221,581. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.
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
12. Grifols Collaboration Agreement
Under its collaboration agreement with Grifols, the Company manufactures blood screening products, while Grifols is responsible for marketing, sales and service of those products, which Grifols sells under its trademarks. The Company is entitled to recover 50% of its manufacturing costs incurred in connection with the collaboration and will receive a percentage of the blood screening assay revenue generated under the collaboration. The Company’s share of revenue from any assay it sells Grifols is currently 50% and will remain so through the remainder of the term of the collaboration. Grifols is obligated to purchase all of the quantities of assays specified on a 90-day demand forecast, due 90 days prior to the date Grifols intends to take delivery, and certain quantities specified on a rolling 12-month forecast.
The Company recognizes product revenue, and collaborative research and license revenue, which is included within services and other revenues, under this collaboration agreement. The Company recognized revenue of $235.4 million, $253.1 million and $223.3 million under this collaboration agreement in fiscal 2016, 2015, and 2014 respectively.

13. Business Segments and Geographic Information
The Company reports segment information in accordance with ASC 280, Segment Reporting. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is its chief executive officer, and the Company’s reportable segments have been identified based on the types of products manufactured and the end markets to which the products are sold. Each reportable segment generates revenue from either the sale of medical equipment and related services and/or sale of disposable supplies, primarily used for diagnostic testing and surgical procedures. The Company has four reportable segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. Certain reportable segments represent an aggregation of operating units within each segment. The Company measures and evaluates its reportable segments based on segment revenues and operating income adjusted to exclude the effect of non-cash charges, such as intangible asset amortization expense, intangible asset impairment charges, restructuring and divestiture charges, litigation charges, and other one-time or unusual items.
Identifiable assets for the four principal reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues. Segment information for fiscal 2016, 2015, and 2014 was as follows:

	Years ended
	September 24, 2016	September 26, 2015	September 27, 2014
Total revenues:
Diagnostics	$1,236.9	$1,211.8	$1,186.8
Breast Health	1,112.8	1,063.4	944.7
GYN Surgical	393.1	335.8	307.9
Skeletal Health	89.9	94.0	91.3
	$2,832.7	$2,705.0	$2,530.7
Operating income:
Diagnostics	$126.0	$109.5	$48.7
Breast Health	350.5	296.3	187.6
GYN Surgical	69.1	38.6	30.3
Skeletal Health	3.0	10.7	13.1
	$548.6	$455.1	$279.7
Depreciation and amortization:
Diagnostics	$341.8	$358.7	$376.0
Breast Health	22.6	28.6	41.7
GYN Surgical	99.9	102.7	104.6
Skeletal Health	1.1	1.4	0.9
	$465.4	$491.4	$523.2
Capital expenditures:
Diagnostics	$53.5	$55.6	$52.2
Breast Health	10.6	12.8	10.0
GYN Surgical	17.7	9.5	8.0
Skeletal Health	0.4	0.4	0.4
Corporate	12.3	11.1	9.6
	$94.5	$89.4	$80.2

	September 24, 2016	September 26, 2015	September 27, 2014
Identifiable assets:
Diagnostics	$3,771.9	$4,055.8	$4,383.5
Breast Health	809.1	815.4	859.8
GYN Surgical	1,570.7	1,658.1	1,748.2
Skeletal Health	30.9	25.3	26.1
Corporate	1,134.4	1,087.9	1,351.1
	$7,317.0	$7,642.5	$8,368.7
The Company operates in the following major geographic areas as noted in the below chart. Revenue data is based upon customer location. Other than the United States, no single country accounted for more than 10% of consolidated revenues. The Company’s sales in Europe are predominantly derived from France, the United Kingdom and Germany. The Company’s sales in Asia-Pacific are predominantly derived from China, Australia and Japan. The “All others” designation includes Canada, Latin America and the Middle East.
Revenues by geography as a percentage of total revenues were as follows:

	Years ended
	September 24, 2016	September 26, 2015	September 27, 2014
United States	78.9%	76.0%	75.1%
Europe	10.2%	11.8%	13.3%
Asia-Pacific	7.6%	8.5%	7.7%
All others	3.3%	3.7%	3.9%
	100.0%	100.0%	100.0%

The Company’s property, plant and equipment, net are geographically located as follows:

	September 24, 2016	September 26, 2015	September 27, 2014
United States	$370.7	$369.1	$366.8
Costa Rica	28.1	27.7	27.9
Europe	49.2	50.8	56.0
All other countries	12.2	9.5	11.2
	$460.2	$457.1	$461.9

14. Accrued Expenses and Other Long-Term Liabilities
Accrued expenses and other long-term liabilities consisted of the following:

	September 24, 2016	September 26, 2015
Accrued Expenses
Compensation and employee benefits	$176.4	$173.2
Interest	11.7	14.6
Income and other taxes	38.4	13.3
Other	61.1	71.0
	$287.6	$272.1

	September 24, 2016	September 26, 2015
Other Long-Term Liabilities
Reserve for income tax uncertainties	$167.6	$145.1
Accrued lease obligation—long-term	34.8	34.0
Pension liabilities	11.2	10.1
Other	10.9	11.7
	$224.5	$200.9

15. Pension and Other Employee Benefits
The Company has certain defined benefit pension plans covering the employees of its Hitec Imaging German subsidiary (the “Pension Benefits”). As of September 24, 2016 and September 26, 2015, the Company’s pension liability was $11.0 million and $10.0 million, respectively, which is primarily recorded as a component of long-term liabilities in the Consolidated Balance Sheets. Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Pension benefits are safeguarded by the Pension Guaranty Fund, a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency. The pension plans were closed on December 31, 1997 and only eligible employees at that date could participate in the plans prior to closing to new participants.
The tables below provide a reconciliation of benefit obligations, plan assets, funded status, and related actuarial assumptions of the Company’s German Pension Benefits.

Change in Benefit Obligation	Years ended
	September 24, 2016	September 26, 2015	September 27, 2014
Benefit obligation at beginning of year	$(10.0)	$(10.3)	$(10.1)
Service cost	—	—	—
Interest cost	(0.2)	(0.3)	(0.3)
Plan participants’ contributions	—	—	—
Actuarial loss	(1.2)	(0.9)	(0.8)
Foreign exchange gain	0.1	1.2	0.6
Benefits paid	0.3	0.3	0.3
Benefit obligation at end of year	(11.0)	(10.0)	(10.3)
Plan assets	—	—	—
Benefit obligation at end of year	$(11.0)	$(10.0)	$(10.3)
The tables below outline the components of the net periodic benefit cost and related actuarial assumptions of the Company’s German Pension Benefits.

Components of Net Periodic Benefit Cost	Years ended
	September 24, 2016	September 26, 2015	September 27, 2014
Service cost	$—	$—	$—
Interest cost	0.4	0.3	0.3
Expected return on plan assets	—	—	—
Amortization of prior service cost	—	—	—
Recognized net actuarial gain	(0.2)	—	—
Net periodic benefit cost	$0.2	$0.3	$0.3

Weighted-Average Net Periodic Benefit Cost Assumptions	2016	2015	2014
Discount rate	1.30%	2.05%	2.95%
Expected return on plan assets	—%	—%	—%
Rate of compensation increase	—%	—%	—%

The projected benefit obligation for the German Pension Benefits with projected benefit obligations in excess of plan assets was $11.0 million and $10.0 million at September 24, 2016 and September 26, 2015, respectively, and the accumulated benefit obligation for the German Pension Benefits was $11.0 million and $10.0 million at September 24, 2016 and September 26, 2015, respectively.
The Company is also obligated to pay long-term service award benefits under the German Pension Benefits. The projected benefit obligation for long-term service awards was $0.1 million at both September 24, 2016 and September 26, 2015, respectively.
The table below reflects the total Pension Benefits expected to be paid for the German Pension Benefits each fiscal year as of September 24, 2016:

2017	$0.3
2018	$0.3
2019	$0.4
2020	$0.4
2021	$0.4
2022 to 2026	$2.0
The Company also maintains additional contractual pension benefits for its top German executive officers in the form of a defined contribution plan. These contributions were insignificant in fiscal 2016, 2015 and 2014. Additionally, the Company has Swiss pension plans, which were insignificant in fiscal 2016, 2015, and 2014.

16. Quarterly Statement of Operations Information (Unaudited)
The following table presents a summary of quarterly results of operations for fiscal 2016 and 2015:

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$695.2	$693.3	$717.4	$726.8
Gross profit	379.1	385.0	393.1	406.1
Net income (1)	84.9	68.9	84.8	92.2
Diluted net income per common share	$0.29	$0.24	$0.30	$0.33

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$652.8	$655.5	$693.9	$702.8
Gross profit	338.6	336.0	378.7	379.4
Net income (2)	29.2	47.8	29.4	25.2
Diluted net income per common share	$0.10	$0.17	$0.10	$0.09

(1)
Net income in the first quarter of fiscal 2016 included restructuring charges of $2.3 million and a realized gain of $25.1 million related to the sale of all the shares in a marketable security investment. Net income in the second quarter of fiscal 2016 included restructuring charges of $3.8 million and a debt extinguishment loss of $4.5 million. Net income in the fourth quarter of fiscal 2016 included restructuring charges of $2.9 million, a debt extinguishment loss of $0.8 million, and an other-than-temporary impairment charge of $1.1 million related to a marketable security.

(2)
Net income in the first quarter of fiscal 2015 included restructuring charges of $8.0 million and a debt extinguishment loss of $6.7 million. Net income in the third quarter of fiscal 2015 included restructuring and divestiture charges of $11.9 million and a debt extinguishment loss of $18.2 million. Net income in the fourth quarter of fiscal 2015 included restructuring and divestiture charges of $6.5 million, a debt extinguishment loss of $37.8 million, and an other-than-temporary impairment charge of $7.8 million related to a marketable security.

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

2.1	Agreement and Plan of Merger, dated April 29, 2012, by and among Hologic, Gold Acquisition Corp. and Gen-Probe Incorporated.	8-K	05/01/2012

3.1	Certificate of Incorporation of Hologic.	S-1	01/24/1990

3.2	Certificate of Amendment to Certificate of Incorporation of Hologic.	10-Q	03/30/1996

3.3	Certificate of Amendment to Certificate of Incorporation of Hologic.	10-K	09/24/2005

3.4	Certificate of Amendment to Certificate of Incorporation of Hologic.	8-K	10/22/2007

3.5	Certificate of Amendment to Certificate of Incorporation of Hologic.	8-K	03/11/2008

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock of Hologic.	8-K	11/21/2013

3.7	Certificate of Elimination of Series A Junior Participating Preferred Stock of Hologic.	8-K	06/25/2014

3.8	Fifth Amended and Restated Bylaws of Hologic, Inc.	10-Q	03/04/2016

4.1	Specimen Certificate for Shares of Hologic’s Common Stock.	8-A	01/31/1990

4.2	Description of Capital Stock (Contained in Hologic’s Certificate of Incorporation, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 hereto).

4.3	Indenture, dated December 10, 2007, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	12/10/2007

4.4	Second Supplemental Indenture, dated November 23, 2010, by and between Wilmington Trust Company, as Trustee, and Hologic.	10-K	09/25/2010

4.5	Form of 2.00% Convertible Exchange Senior Note due 2037 (included in Exhibit 4.4).	10-K	09/25/2010

4.6	Third Supplemental Indenture, dated March 5, 2012, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	03/08/2012

4.7	Form of 2.00% Convertible Senior Note due 2042 (included in Exhibit 4.6).	8-K	03/08/2012

4.8	Fourth Supplemental Indenture, dated February 21, 2013, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	02/21/2013

4.9	Form of 2.00% Convertible Senior Note due 2043 (included in Exhibit 4.8).	8-K	02/21/2013

4.10	Indenture, dated July 2, 2015, by and among Hologic, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	07/02/2015

4.11	Form of 5.250% Senior Note due 2022 (included in Exhibit 4.10).	8-K	07/02/2015

10.1*	Second Amended and Restated 1999 Equity Incentive Plan.	10-Q	03/25/2006

10.2*	Amendment No. 1 to Second Amended and Restated 1999 Equity Incentive Plan.	S-8	10/23/2007

10.3*	Amendment No. 2 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	10/22/2007

10.4*	Amendment No. 3 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	12/12/2008

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.5*	The 2003 Incentive Award Plan of Gen-Probe Incorporated as amended and restated.	S-8	08/02/2012

10.6*	Hologic Amended and Restated 2008 Equity Incentive Plan.	8-K	03/11/2013

10.7*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.8*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2015).	8-K	11/05/2014

10.9*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016).	8-K	10/14/2015

10.10*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2017).	8-K	11/09/2016

10.11*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.12*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016).	8-K	10/14/2015

10.13*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2017).	8-K	11/09/2016

10.14*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.15*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2015).	8-K	11/05/2014

10.16*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016).	8-K	11/06/2015

10.17*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2017).	8-K	11/09/2016

10.18*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (annual grant, adopted fiscal 2014).	10-K	09/28/2013

10.19*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (annual grant, adopted fiscal 2015).	10-K	09/27/2014

10.20*	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (annual grant).	10-K	09/28/2013

10.21*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (initial grant, adopted fiscal 2014).	10-K	09/28/2013

10.22*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (initial grant, adopted fiscal 2015).	10-K	09/27/2014

10.23*	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (initial grant).	10-K	09/28/2013

10.24*	Hologic, Inc. 2012 Employee Stock Purchase Plan, As Amended	8-K	03/04/2016

10.25*	Hologic Short-Term Incentive Plan.	8-K	11/06/2015

10.26*	Hologic Amended and Restated Deferred Equity Plan	8-K	12/16/2015

10.27*	Rabbi Trust Agreement.	10-K	09/28/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.28*	Form of Indemnification Agreement (as executed with each director of Hologic).	8-K	03/06/2009

10.29*	Form of Senior Vice President Change of Control Agreement. (1)	10-Q	12/29/2012

10.30*	Form of Senior Vice President Severance Agreement. (1)	10-K	09/28/2013

10.31*	Employment Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic.	8-K	12/09/2013

10.32*	Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated September 18, 2015.	8-K	09/21/2015

10.33*	Amendment No. 1 to Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated September 24, 2016.	Filed herewith

10.34*	Form of Matching Restricted Stock Unit Award Agreement.	8-K	12/09/2013

10.35*	Change of Control Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic.	8-K	12/09/2013

10.36*	Offer Letter dated March 9, 2014 by and between Eric B. Compton and Hologic.	8-K	03/14/2014

10.37*	Severance and Change of Control Agreement dated March 9, 2014 by and between Eric B. Compton and Hologic. (2)	10-K	11/19/2015

10.38*	Offer Letter dated May 8, 2014 by and between Robert W. McMahon and Hologic.	8-K	05/13/2014

10.39*	Severance and Change of Control Agreement dated May 8, 2014 by and between Robert W. McMahon and Hologic. (2)	10-K	11/19/2015

10.40*	Offer Letter dated May 4, 2014 by and between Peter J. Valenti and Hologic.	10-Q	06/28/2014

10.41*	Senior Vice President Severance Agreement dated May 26, 2014 by and between Peter J. Valenti and Hologic.	10-K	09/27/2014

10.42*	Offer Letter dated August 21, 2014 by and between Thomas A. West and Hologic.	10-K	09/27/2014

10.43*	Senior Vice President Severance Agreement dated October 3, 2014 by and between Thomas A. West and Hologic.	10-K	09/27/2014

10.44*	Letter of Intent dated February 27, 2014 and Terms and Conditions of Employment dated March 10, 2014 by and between Claus Egstrand and Hologic.	10-K	09/27/2014

10.45*	Severance and Change of Control Agreement dated September 18, 2014 by and between Claus Egstrand and Hologic.	10-K	09/27/2014

10.46*	Offer Letter dated January 6, 2015 by and between John M. Griffin and Hologic.	10-Q	03/28/2015

10.47*	Severance and Change of Control Agreement dated February 2, 2015 by and between John M. Griffin and Hologic.	10-Q	03/28/2015

10.48	Facility Lease (Danbury) dated December 30, 1995 by and among Melvin J. Powers and Mary P. Powers D/B/A M&N Realty and Lorad.	Trex Medical Corporation S-1	03/29/1996

10.49	Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated August 28, 2002.	10-K	09/28/2002

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.50	First Amendment to Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated October 29, 2007.	10-K	09/29/2007

10.51	Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership.	Cytyc Corporation 10-K	12/31/2003

10.52	Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated April 23, 2007.	10-K	09/29/2007

10.53	Lease Agreement by and between 445 Simarano Drive, Marlborough LLC and Cytyc dated July 11, 2006.	10-K	09/29/2007

10.54	Lease Guaranty dated October 22, 2007 between Bel Marlborough I LLC and Hologic, as guarantor thereunder.	8-K	10/22/2007

10.55	Form of Exchange Agreement.	8-K	02/15/2013

10.56
Credit and Guaranty Agreement, dated May 29, 2015, among Hologic, Hologic GGO 4 Ltd, each Designated Borrower from time to time party thereto, the Guarantors from time to time party thereto, each Lender from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
		8-K	05/29/2015

10.57	Pledge and Security Agreement, dated May 29, 2015, among the grantors party thereto and Bank of America, N.A. as Collateral Agent	10-Q	06/27/2015

10.58	Restated Agreement dated July 24, 2009 by and between Gen-Probe Incorporated and Novartis Vaccines and Diagnostics, Inc. ‡	Gen-Probe 10-Q/A	09/30/2009

10.59	First Amendment to Restated Agreement dated November 8, 2013 by and between Gen-Probe Incorporated and Novartis Vaccines and Diagnostics, Inc.	10-K	09/28/2013

10.60	Second Amendment to Restated Agreement by and between Gen-Probe Incorporated and Grifols Diagnostic Solutions Inc.‡	10-Q	06/27/2015

10.61	Supply Agreement for Panther Instrument System effective November 22, 2006 between Gen-Probe Incorporated and STRATEC Biomedical Systems AG. ‡	Gen-Probe 10-Q	09/30/2007

10.62	Amendment No. 1 dated June 1, 2011 to Supply Agreement for Panther Instrument System. ‡‡	Filed herewith

10.63	Amendment No. 2 dated February 28, 2013 to Supply Agreement for Panther Instrument System. ‡‡	Filed herewith

12.1	Ratio of Earnings to Fixed Charges.	Filed herewith

21.1	Subsidiaries of Hologic.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
______________
*    Indicates management contract or compensatory plan, contract or arrangement.
‡    Confidential treatment has been granted with respect to certain portions of this exhibit. A complete version of this exhibit has been filed separately with the U.S. Securities and Exchange Commission.
‡‡    Confidential treatment has been requested with respect to certain portions of this exhibit. A complete version of this exhibit has been filed separately with the U.S. Securities and Exchange Commission.
(1) List of executive officers to whom provided filed herewith.