Form 10-Q
period 2016-12-31
HOLOGIC INC
filed 2017-02-03
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
As of January 30, 2017, 279,296,249 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended
	December 31, 2016	December 26, 2015
Revenues:
Product	$613.4	$587.2
Service and other	121.0	108.0
	734.4	695.2
Costs of revenues:
Product	198.3	188.2
Amortization of intangible assets	73.5	73.4
Service and other	57.8	54.5
Gross Profit	404.8	379.1
Operating expenses:
Research and development	54.4	51.7
Selling and marketing	110.0	99.4
General and administrative	69.8	77.0
Amortization of intangible assets	21.4	22.6
Restructuring and divestiture charges	3.2	2.3
	258.8	253.0
Income from operations	146.0	126.1
Interest income	0.3	0.2
Interest expense	(40.4)	(39.2)
Other income, net	10.2	27.6
Income before income taxes	116.1	114.7
Provision for income taxes	29.6	29.8
Net income	$86.5	$84.9
Net income per common share:
Basic	$0.31	$0.30
Diluted	$0.30	$0.29
Weighted average number of shares outstanding:
Basic	278,663	282,976
Diluted	284,224	291,971

See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended
	December 31, 2016	December 26, 2015
Net income	$86.5	$84.9
Changes in foreign currency translation adjustment	(15.7)	(4.2)
Changes in unrealized holding gains and losses on available-for-sale securities, net of tax of $1.5 for the three months ended December 31, 2016:
Gain (loss) recognized in other comprehensive income, net	2.3	(0.6)
Loss (gain) reclassified from accumulated other comprehensive loss to the statement of income	0.1	(7.2)
Changes in value of hedged interest rate caps, net of tax of $0.5 and $0.2 for the three months ended December 31, 2016 and December 26, 2015:
Gain recognized in other comprehensive loss, net	0.7	0.3
Loss reclassified from accumulated other comprehensive loss to the statement of income	2.1	0.3
Other comprehensive loss	(10.5)	(11.4)
Comprehensive income	$76.0	$73.5
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	December 31, 2016	September 24, 2016
ASSETS
Current assets:
Cash and cash equivalents	$646.0	$548.4
Accounts receivable, less reserves of $10.3 and $12.7, respectively	419.9	447.0
Inventories	258.3	274.7
Prepaid income taxes	17.7	16.9
Prepaid expenses and other current assets	67.7	39.6
Assets held for sale	928.5	—
Total current assets	2,338.1	1,326.6
Property, plant and equipment, net	432.6	460.2
Intangible assets, net	2,005.7	2,643.4
Goodwill	2,474.5	2,803.1
Other assets	86.9	83.7
Total assets	$7,337.8	$7,317.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$707.3	$296.0
Accounts payable	138.7	156.9
Accrued expenses	298.9	287.6
Deferred revenue	145.8	161.4
Total current liabilities	1,290.7	901.9
Long-term debt, net of current portion	2,615.6	3,049.4
Deferred income tax liabilities	958.9	982.6
Deferred revenue	15.2	15.9
Other long-term liabilities	228.8	224.5
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 000,000 and 285,015 shares issued, respectively	2.9	2.9
Additional paid-in-capital	5,570.2	5,560.3
Accumulated deficit	(3,051.7)	(3,138.2)
Treasury stock, at cost – 7,289 shares	(250.0)	(250.0)
Accumulated other comprehensive loss	(42.8)	(32.3)
Total stockholders’ equity	2,228.6	2,142.7
Total liabilities and stockholders’ equity	$7,337.8	$7,317.0
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	December 31, 2016	December 26, 2015
OPERATING ACTIVITIES
Net income	$86.5	$84.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20.4	19.9
Amortization	94.9	96.0
Non-cash interest expense	14.3	13.2
Stock-based compensation expense	19.2	15.9
Deferred income taxes	(24.6)	(28.0)
Gain on sale of available-for-sale marketable security	—	(25.1)
Other adjustments and non-cash items	(6.0)	(0.2)
Changes in operating assets and liabilities:
Accounts receivable	21.5	4.3
Inventories	(20.7)	(3.6)
Prepaid income taxes	(0.8)	21.7
Prepaid expenses and other assets	(17.4)	(7.7)
Accounts payable	(17.8)	(4.9)
Accrued expenses and other liabilities	14.6	(9.8)
Deferred revenue	(14.5)	(5.2)
Net cash provided by operating activities	169.6	171.4
INVESTING ACTIVITIES
Purchase of property and equipment	(11.5)	(9.1)
Increase in equipment under customer usage agreements	(13.2)	(10.6)
Proceeds from sale of available-for-sale marketable security	0.4	31.1
Increase in other assets	(0.9)	0.9
Net cash (used in) provided by investing activities	(25.2)	12.3
FINANCING ACTIVITIES
Repayment of long-term debt	(18.8)	(18.8)
Repayment of amounts borrowed under accounts receivable securitization program	(12.0)	—
Payments to extinguish convertible notes	(6.4)	(0.1)
Net proceeds from issuance of common stock pursuant to employee stock plans	13.2	11.1
Payment of minimum tax withholdings on net share settlements of equity awards	(16.4)	(14.9)
Net cash used in financing activities	(40.4)	(22.7)
Effect of exchange rate changes on cash and cash equivalents	(6.4)	(2.0)
Net increase in cash and cash equivalents	97.6	159.0
Cash and cash equivalents, beginning of period	548.4	491.3
Cash and cash equivalents, end of period	$646.0	$650.3
See accompanying notes.

HOLOGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(all tabular amounts in millions, except number of shares, which are reflected in thousands, and per share data)
(1) Basis of Presentation
The consolidated financial statements of Hologic, Inc. (“Hologic” or the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended September 24, 2016 included in the Company’s Form 10-K filed with the SEC on November 17, 2016. In the opinion of management, the financial statements and notes contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 30, 2017. Fiscal 2017 is a 53 week fiscal period and this additional week is included in the results for the three months ended December 31, 2016.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting (ASU 2016-09). The guidance changes how companies account for certain aspects of share-based payments to employees. The amendments in the update are effective for annual periods beginning after December 15, 2016, and are applicable to the Company in fiscal 2018 with early adoption permitted in any interim or annual period. During the first quarter of fiscal 2017, the Company elected to early adopt this standard. The update requires certain changes to presentation of the financial statements as follows:

•
All excess tax benefits and deficiencies are recognized as a component of the provision for income taxes on a discrete basis in the period when the equity awards vest and/or are settled. Previously, the Company recorded this tax impact directly to additional paid in capital. For the three months ended December 31, 2016, the Company recorded a tax benefit of $6.0 million. The standard does not permit retroactive presentation of this benefit to prior fiscal years on the Consolidated Statements of Income.

•
The tax benefit or deficiency is required to be classified as a cash flow provided by (used in) operating activities. It was previously required to be presented as a cash flow provided by (used in) financing activities in the Consolidated Statements of Cash Flows, with a corresponding adjustment to operating cash flows. As permitted in the ASU, the Company has elected to adopt this classification on a retrospective basis, and therefore, the prior fiscal period Consolidated Statement of Cash Flows has been recast for this provision resulting in cash flows provided by operations increasing $7.1 million for the three months ended December 26, 2015 with a corresponding increase to cash flows used in financing activities.

•
In the diluted net earnings per share calculation, when applying the treasury stock method for shares that could be repurchased, the assumed proceeds no longer include the amount of excess tax benefit. This provision, which is only applicable on a prospective basis, did not have a material impact on the Company's diluted net earnings per share calculation in the first quarter of fiscal 2017.

•
ASU 2016-09 allows a Company to elect to account for award forfeitures as they occur or to continue to estimate forfeitures. The Company has elected to continue to estimate potential forfeitures. As such, there is no impact from a change in accounting principle within stockholders' equity.

Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three months ended December 31, 2016. On January 31, 2017, the Company completed the sale of its blood screening business for a sales price of $1.85 billion, subject to adjustment. Please see note 10 for further discussion of this transaction.

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
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at December 31, 2016:

		Fair Value at Reporting Date Using
	Balance as of December 31, 2016	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$4.4	$4.4	$—	$—
Interest rate cap - derivative	2.5	—	2.5	—
Forward foreign currency contracts	7.4	—	7.4	—
Total	$14.3	$4.4	$9.9	$—
Liabilities:
Deferred compensation liabilities	$41.1	$41.1	$—	$—
Total	$41.1	$41.1	$—	$—
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of cost-method equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill.
The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $3.4 million and $3.5 million at December 31, 2016 and September 24, 2016, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost, less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to make such an estimate would be impractical.
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

Amounts outstanding under the Company’s Credit Agreement and Securitization Program of $1.39 billion and $188.0 million aggregate principal, respectively, as of December 31, 2016 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2022 Senior Notes had a fair value of approximately $1.05 billion as of December 31, 2016 based on their trading price, representing a Level 1 measurement. The fair value of the Company’s Convertible Notes is based on the trading prices of the respective notes and represents a Level 1 measurement. Refer to Note 4 for the carrying amounts of the various components of the Company’s debt.
The estimated fair values of the Company’s Convertible Notes at December 31, 2016 were as follows:

2012 Notes	494.2
2013 Notes	451.4
$945.6

(3) Restructuring and Divestiture Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. In addition, the Company continually assesses its management structure. As a result of these assessments, the Company has undertaken various restructuring actions, which are described below. The following table displays charges related to these actions recorded in the fiscal 2017 year to date period (3 months ended December 31, 2016) and fiscal 2016 (the year ended September 24, 2016) and a rollforward of the accrued balances from September 24, 2016 to December 31, 2016:

	Fiscal 2016 Actions	Total
Restructuring and Divestiture Charges
Fiscal 2016 charges:
Workforce reductions	$10.5	$10.5
Fiscal 2016 restructuring charges	$10.5	$10.5
Fiscal 2017 charges:
Severance adjustments	$(0.3)	$(0.3)
Facility closure costs	3.5	3.5
Fiscal 2017 restructuring charges	$3.2	$3.2

	Fiscal 2016 Actions	Fiscal 2015 Actions	Fiscal 2014 Actions	Total
Rollforward of Accrued Restructuring
Balance as of September 24, 2016	$5.5	$0.2	$0.6	$6.3
Fiscal 2017 facility closure costs	3.5	—	—	3.5
Severance payments and adjustments	(3.8)	(0.1)	—	(3.9)
Other payments	(0.4)	—	(0.1)	(0.5)
Balance as of December 31, 2016	$4.8	$0.1	$0.5	$5.4

Fiscal 2016 Actions

During the fourth quarter of fiscal 2016, the Company decided to initiate a cost reduction initiative in part of its Diagnostic's reportable segment, resulting in the termination of certain employees. The employees were notified of termination and related benefits in the fourth quarter of fiscal 2016, and the Company recorded these charges pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420) as the benefits qualify as one-time termination benefits. As such, the Company recorded a charge for severance and benefits of $0.9 million in the fourth quarter. This action is complete and no additional severance and benefits charges are expected.

During the third quarter of fiscal 2015, the Company decided to close its Bedford, Massachusetts facility where it manufactured its Skeletal Health products and provided certain support manufacturing services for its Breast Health segment. The manufacturing of the Skeletal Health products has been outsourced to a third-party, and the Breast Health manufacturing services were moved to the Company's Danbury, Connecticut and Marlborough, Massachusetts facilities. In addition, research and development, sales and services support and administrative functions have been moved to both Marlborough and Danbury. The transition was substantially completed by the end of calendar 2016. In connection with this plan, certain employees, primarily in manufacturing, were terminated. The employees were notified of termination and related benefits in the first quarter of fiscal 2016, and the Company recorded these charges pursuant to ASC 420. Employees were required to remain employed during this transition period and charges were recorded ratably over the required service period. The Company recorded a total of $1.7 million in severance and benefits charges in fiscal 2016 of which $0.5 million was recorded in the first quarter of fiscal 2016. This action is complete and no additional severance and benefits charges are expected.

In connection with shutting down the Bedford location, during the first quarter of fiscal 2017 the Company recorded $3.5 million for lease obligation charges related to a section of the facility that the Company had determined met the cease-use date criteria. The Company has made certain assumptions regarding the time period it will take to obtain a subtenant and the sublease rates it can obtain. These estimates may vary from the actual sublease agreements executed, if at all, resulting in an adjustment to the charge. In addition, the Company expects to meet the cease-use date criteria for additional sections of the facility in fiscal 2017 resulting in additional charges.

During the first quarter of fiscal 2016, the Company began implementing a second plan to consolidate and improve operational efficiency of its international sales and marketing and field services operations and certain support functions. As a result, the Company identified and terminated certain employees during each quarter in fiscal 2016. Severance and benefit charges under this action were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712), and ASC 420 depending on the circumstances. The Company recorded severance and benefit charges of $7.9 million in fiscal 2016 related to this plan. Included in this charge was $0.4 million of stock-based compensation. During the first quarter of fiscal 2016, the Company recorded severance and benefits charges of $1.8 million.

(4) Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	December 31, 2016	September 24, 2016
Current debt obligations, net of debt discount:
Term Loan	$93.1	$83.8
Securitization Program	188.0	200.0
Convertible Notes	426.2	12.2
Total current debt obligations	$707.3	$296.0
Long-term debt obligations, net of debt discount:
Term Loan	1,281.2	1,308.2
2022 Senior Notes	978.8	977.7
Convertible Notes	355.6	763.5
Total long-term debt obligations	$2,615.6	$3,049.4
Total debt obligations	$3,322.9	$3,345.4

Credit Agreement
Borrowings outstanding under the Credit Agreement for the three months ended December 31, 2016 and December 26, 2015 had weighted-average interest rates of 2.05% and 1.95%, respectively. The interest rate on the outstanding Term Loan borrowing at December 31, 2016 was 2.27%. Interest expense under the Credit Agreement aggregated $9.8 million for the three months ended December 31, 2016, which includes non-cash interest expense of $1.1 million related to the amortization of the deferred issuance costs and accretion of the debt discount. Interest expense under the Credit Agreement aggregated $10.0 million for the three months ended December 26, 2015, which includes $1.1 million of non-cash interest expense related to the amortization of the deferred issuance costs and accretion of the debt discount.
The Credit Agreement contains two financial covenants, a total net leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement. As of December 31, 2016, the Company was in compliance with these covenants.
2022 Senior Notes
The Company's 5.250% Senior Notes due 2022 (the “2022 Senior Notes”) mature on July 15, 2022 and bear interest at the rate of 5.250% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2016. The Company recorded interest expense of $15.1 million and $14.0 million for the three months ended December 31, 2016 and December 26, 2015, respectively, which includes non-cash interest expense of $1.0 million related to the amortization of the deferred issuance costs and accretion of the debt discount for both periods.
Convertible Notes
On November 9, 2016, the Company announced that pursuant to the terms of the indenture for the 2.00% Convertible Exchange Senior Notes due 2037, issued in November 2010 (the “2010 Notes”), holders of the 2010 Notes, had the option of requiring the Company to repurchase their 2010 Notes on December 16, 2016 at a repurchase price payable in cash equal to 100% of the original principal amount of the 2010 Notes. None of the 2010 Notes were surrendered for repurchase pursuant to the option.
In addition, the Company also announced on November 9, 2016 that, pursuant to the terms of the indenture, it had elected to redeem, on December 19, 2016, all of the then outstanding 2010 Notes at a redemption price payable in cash equal to 100% of the accreted principal amount of the 2010 Notes. Holders of the 2010 Notes also had a right to convert their 2010 Notes. As of December 16, 2016, holders of $8.4 million in aggregate principal of the 2010 Notes surrendered notes for conversion, which remained outstanding as of December 31, 2016 and will be paid in cash in the second quarter of fiscal 2017. This amount is included within the current portion of long term debt on the Consolidated Balance Sheet. The premium on the conversion price for the 2010 Notes will also be paid in cash in the second quarter of fiscal 2017 based on the average trading price of the Company's common stock during a thirty-day trading period. The Company also paid $6.4 million in cash for conversion requests in the first quarter of fiscal 2017, which included $2.5 million of premium.
The term "Convertible Notes" refers to the 2010 Notes, the 2012 Notes and the 2013 Notes.
Interest expense under the Convertible Notes was as follows:

	Three Months Ended
	December 31, 2016	December 26, 2015
Amortization of debt discount	$5.2	$6.4
Amortization of deferred financing costs	0.2	0.3
Principal accretion	4.6	4.1
Non-cash interest expense	10.0	10.8
2.00% accrued interest (cash)	2.0	3.2
	$12.0	$14.0

Accounts Receivable Securitization Program
Borrowings under the Securitization Program for the three month period ended December 31, 2016 had a weighted-average interest rate of 1.25%. Interest expense under the Securitization Program aggregated $0.7 million for the three month period ended December 31, 2016. The interest rate on the amounts outstanding at December 31, 2016 was 1.47%. On December 22, 2016, the Company paid down $12.0 million under the Securitization Program as its qualified borrowing base decreased.

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
During fiscal 2015, the Company entered into separate interest rate cap agreements with multiple counter-parties to help mitigate the interest rate volatility associated with the variable interest rate on amounts borrowed under its Credit Agreement. Interest rate cap agreements provide the right to receive cash if the reference interest rate rises above a contractual rate. The aggregate premium paid for the interest rate cap agreements was $13.2 million, which was the initial fair value of the instruments recorded in the Company's financial statements.
The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR-based borrowings under its Credit Agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal over a three-year period, which ends on December 29, 2017.
As of December 31, 2016, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the interest rate caps were recorded in the Consolidated Statements of Comprehensive Income as a component of AOCI.
During the three months ended December 31, 2016, $2.1 million was reclassified from AOCI to the Company’s Consolidated Statements of Income related to the interest rate cap agreements. The Company expects to similarly reclassify a loss of approximately $7.1 million from AOCI to the Consolidated Statements of Income in the next twelve months.
The aggregate fair value of these interest rate caps was $2.5 million and $1.4 million at December 31, 2016 and September 24, 2016, respectively and is included in Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet. Refer to Note 2 “Fair Value Measurements” above for related fair value disclosures.
Forward Foreign Currency Contracts
The Company enters into forward foreign currency exchange contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar and the Japanese Yen. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. During fiscal 2016, the Company began to execute forward foreign currency contracts in order to mitigate its exposure to fluctuations in various currencies against its reporting currency, the U.S. dollar. The Company did not elect hedge accounting for these forward foreign currency contracts; however, the Company may seek to apply hedge accounting in future scenarios. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net. During the three months ended December 31, 2016 and December 26, 2015, the Company recorded net realized gains of $1.2 million and $0.4 million, respectively, from settling forward foreign currency contracts and unrealized gains of $8.4 million and $1.0 million, respectively, on the mark-to-market for its outstanding forward foreign currency contracts.
As of December 31, 2016, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar of forecasted transactions denominated in the Euro, UK Pound, Australian dollar, Canadian Dollar and Japanese Yen with an aggregate notional amount of $156.7 million.

Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of December 31, 2016:

	Balance Sheet Location	December 31, 2016	September 24, 2016
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap agreements	Prepaid expenses and other current assets	$2.5	$1.0
Interest rate cap agreements	Other assets	—	0.4
		$2.5	$1.4

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$7.4	$0.2

Liabilities:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$—	$1.3
The following table presents the unrealized loss recognized in AOCI related to the interest rate caps for the following reporting periods:

	Three Months Ended
	December 31, 2016	December 26, 2015
Amount of gain recognized in other comprehensive income, net of taxes:
Interest rate cap agreements	$0.7	$0.3
The following table presents the adjustment to fair value (realized and unrealized) recorded within the Consolidated Statements of Income for derivative instruments for which the Company did not elect hedge accounting:

Derivatives not classified as hedging instruments	Amount of Gain Recognized in Income		Location of Gain Recognized in Income
	Three Months Ended December 31, 2016	Three months ended December 26, 2015
Forward foreign currency contracts	$9.6	$1.4	Other income, net

(6) Commitments and Contingencies
Litigation and Related Matters

On June 9, 2010, Smith & Nephew, Inc. ("Smith & Nephew") filed suit against Interlace Medical, Inc. ("Interlace"), which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. The complaint alleged that the Interlace MyoSure hysteroscopic tissue removal device infringed U.S. patent 7,226,459 (the '459 patent). On November 22, 2011, Smith & Nephew filed suit against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that use of the MyoSure tissue removal system infringed U.S. patent 8,061,359 (the '359 patent). Both complaints sought preliminary and permanent injunctive relief and unspecified damages. On September 4, 2012, following a two week trial, the jury returned a verdict of infringement of both the ‘459 and ‘359 patents and assessed damages of $4.0 million. A two-day bench trial regarding the Company’s assertion of inequitable conduct on the part of Smith & Nephew with regard to the ‘359 patent began on December 10, 2012 and oral arguments on the issue of inequitable conduct were presented on February 27, 2013. On June 27, 2013, the Court denied the Company’s motions related to inequitable conduct and allowed Smith & Nephew’s request for injunction, but ordered that enforcement of the injunction be stayed until final resolution, including appeal, of the current re-examinations of both patents at the United States Patent and Trademark Office (“USPTO”). The Court also rejected the jury’s damage award and ordered the parties to identify a mechanism for resolving the damages issue. The USPTO issued final decisions that the claims of the ‘459 and the '359 patents asserted as part of the litigation are not patentable, which decisions Smith & Nephew appealed to the U.S. Patent Trial and Appeal Board. In 2016, the U.S. Patent Trial and Appeal Board (i) affirmed the USPTO decision with respect to the '459 patent, holding that the claims at issue are invalid, and (ii) reversed the USPTO decision with respect to the '359 patent, holding that the claims at issue are not invalid. The Company and Smith & Nephew have appealed the decisions by the Patent Trial and Appeal Board on the '359 patent and the '459 patent, respectively, to the U.S. Court of Appeals for the Federal Circuit. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.
In January 2012, Enzo Life Sciences, Inc. ("Enzo") filed suit against the Company's subsidiary, Gen-Probe Incorporated ("Gen-Probe"), in the United States District Court for the District of Delaware, alleging that certain of Gen-Probe’s diagnostics products, including products that incorporate Gen-Probe’s patented hybridization protection assay technology (HPA), including the Aptima line of products, infringe Enzo’s U.S. patent 6,992,180 (the '180 patent). On March 6, 2012, Enzo filed suit against the Company in the United States District Court for the District of Delaware, alleging that products based on the Company's Invader chemistry platform, such as Cervista HPV HR and Cervista HPV 16/18, infringe the '180 patent. On July 16, 2012, Enzo amended its complaint to include additional products that include HPA or TaqMan reagent chemistry, including Progensa, AccuProbe and Prodesse product lines. The Company counter-claimed for non-infringement, invalidity and unenforceability of the ‘180 patent. On September 30, 2013, Enzo filed its infringement contentions which added products including "Torch" probes, PACE and certain Procleix assays. Both complaints seek preliminary and permanent injunctive relief and unspecified damages. Enzo has asserted the ‘180 patent claims against six other companies. Summary judgment and Daubert motions were filed by the parties on December 15, 2016. A hearing on the summary judgment motions is scheduled for April 4, 2017 and trial in both suits is scheduled to begin on October 2, 2017. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.
On March 27, 2015, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware. The complaint alleged that certain additional Company molecular diagnostic products, including, inter alia, the Procleix Parvo/HAV assays and coagulation products, including the Invader Factor II test and the Invader Factor V test, also infringe the '180 patent. The complaint further alleged that certain of the Company’s molecular diagnostic products, including the Company’s Progensa PCA3, Aptima and Procleix products using target capture technology infringe Enzo’s U. S. Patent 7,064,197 (the '197 patent). On June 11, 2015, this matter was stayed pending the resolution of summary judgment motions in the other related suits involving the '197 patent. On March 30, 2016, Hologic filed two requests for inter partes review of the ‘197 patent at the USPTO. The USPTO instituted the two inter partes reviews on all challenged claims on October 4, 2016. The oral arguments in both inter partes reviews are scheduled for June 1, 2017. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.
On October 3, 2016, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware. The complaint alleged that all of the Company's Progensa PCA3, Aptima and Procleix products infringe U.S. Patent 6,221,581. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.
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

(7) Marketable Securities
The following reconciles the cost basis to the fair market value of the Company’s equity securities that are classified as available-for-sale:

Period Ended:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Fair Value
December 31, 2016	$0.7	$4.0	$(0.3)	$—	$4.4
September 24, 2016	$2.4	$—	$(0.3)	$(1.1)	$1.0
In the first quarter of fiscal 2017, one of the Company's cost-method equity investments became a marketable security, and the Company recorded the increase in value of $4.0 million to other comprehensive income.

In the first quarter of fiscal 2016, the Company sold all of its shares in one of its marketable securities and recorded a realized gain of $25.1 million in Other income, net.

(8) Net Income Per Share
A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended
	December 31, 2016	December 26, 2015
Basic weighted average common shares outstanding	278,663	282,976
Weighted average common stock equivalents from assumed exercise of stock options and stock units	3,143	3,109
Incremental shares from Convertible Notes premium	2,418	5,886
Diluted weighted average common shares outstanding	284,224	291,971
Weighted-average anti-dilutive shares related to:
Outstanding stock options	1,442	733
Stock units	13	67
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

(9) Stock-Based Compensation
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended
	December 31, 2016	December 26, 2015
Cost of revenues	$2.8	$2.2
Research and development	2.8	2.4
Selling and marketing	2.7	2.5
General and administrative	10.9	8.8
	$19.2	$15.9
The Company granted 0.9 million and 0.9 million stock options during the three months ended December 31, 2016 and December 26, 2015, respectively, with weighted-average exercise prices of $37.62 and $39.94, respectively. There were 6.5 million options outstanding at December 31, 2016 with a weighted-average exercise price of $27.43.
The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended
	December 31, 2016	December 26, 2015
Risk-free interest rate	1.8%	1.6%
Expected volatility	36.6%	37.8%
Expected life (in years)	4.7	4.7
Dividend yield	—	—
Weighted average fair value of options granted	$12.18	$13.13
The Company granted 0.9 million and 0.9 million restricted stock units (RSUs) during the three months ended December 31, 2016 and December 26, 2015, respectively, with weighted-average grant date fair values of $37.58 and $39.96 per unit, respectively. As of December 31, 2016, there were 2.8 million unvested RSUs outstanding with a weighted-average grant date fair value of $34.12 per unit. In addition, the Company granted 0.1 million and 0.3 million performance stock units (PSUs) during the three months ended December 31, 2016 and December 26, 2015, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $37.64 and $26.58 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company is recognizing compensation expense ratably over the required service period based on its estimate of the number of shares that will vest. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million market based awards (MSUs) to its senior management team. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $48.90 per share using the Monte Carlo simulation model. The Company is recognizing compensation expense for the MSUs ratably over the service period.
At December 31, 2016, there was $28.6 million and $94.4 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs and PSUs), respectively, to be recognized over a weighted-average period of 3.0 years and 2.2 years, respectively.

(10) Assets Held-for-Sale

On December 14, 2016, the Company entered into a definitive agreement to sell its blood screening business to its commercial partner, Grifols, for a sales price of $1.85 billion in cash, subject to adjustment based on the closing amount of inventory. The transaction, which is an asset sale, closed on January 31, 2017. Upon closing of the transaction, the Company's existing collaboration agreement with Grifols terminated. The Company has agreed to provide transition services to Grifols, including manufacturing inventory for Grifols. In determining whether or not this disposal qualified to be reported as discontinued operation, the Company considered a number of quantitative and qualitative factors and concluded that the disposal of the blood screening business does not qualify as a strategic shift as the blood screening business has not had and will not have a major effect on the Company's operations and financial results. Under the existing collaboration agreement, the Company performed research and development activities and manufacturing, while Grifols performed the commercial and distribution activities. The blood screening business is embedded within the Company's molecular diagnostics business and the Company retains ownership and will continue to use the intellectual property for the underlying technology of its molecular diagnostics assays and instrumentation. As a result of this transaction, certain of the Company's assets used in the blood screening business have been designated as assets held-for-sale. Assets held-for sale are reflected separately in the Company's Consolidated Balance Sheet and comprise the following as of December 31, 2016:

Assets:
Inventory	$35.6
Property, plant and equipment	26.2
Goodwill	325.0
Intangible assets	541.7
Total assets held-for-sale	$928.5

Income from operations of the disposed business for the periods ended December 31, 2016 and December 26, 2015 was as follows:

	Three Months Ended
	December 31, 2016	December 26, 2015

Income from operations	$28.6	$27.1

The Company believes that the sale of its blood screening business to Grifols constitutes an asset sale under the Credit Agreement and that, subject to the terms and limitations set forth in the Credit Agreement, the Company is permitted to use the after tax net proceeds to reinvest in its business. The Company is then required to apply the balance of net available cash, unless otherwise consented to by its lenders, to Mandatory Prepayments as defined in the Credit Agreement.

(11) Other Balance Sheet Information

	December 31, 2016	September 24, 2016
Inventories
Raw materials	$95.3	$96.4
Work-in-process	38.9	51.7
Finished goods	124.1	126.6
	$258.3	$274.7

Property, plant and equipment
Equipment and software	$373.3	$381.9
Equipment under customer usage agreements	338.7	334.6
Building and improvements	168.4	186.1
Leasehold improvements	54.9	65.6
Land	46.2	51.9
Furniture and fixtures	12.7	18.4
	994.2	1,038.5
Less – accumulated depreciation and amortization	(561.6)	(578.3)
	$432.6	$460.2

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

Identifiable assets for the four principal operating segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues during the three months ended December 31, 2016 and December 26, 2015. Segment information is as follows:

	Three Months Ended
	December 31, 2016	December 26, 2015
Total revenues:
Diagnostics	$325.4	$310.7
Breast Health	273.3	262.2
GYN Surgical	114.8	98.8
Skeletal Health	20.9	23.5
	$734.4	$695.2
Income from operations:
Diagnostics	$41.1	$31.6
Breast Health	85.2	71.6
GYN Surgical	25.5	20.8
Skeletal Health	(5.8)	2.1
	$146.0	$126.1
Depreciation and amortization:
Diagnostics	$84.9	$83.7
Breast Health	5.1	7.3
GYN Surgical	25.1	24.6
Skeletal Health	0.2	0.3
	$115.3	$115.9
Capital expenditures:
Diagnostics	$10.3	$11.9
Breast Health	2.2	2.0
GYN Surgical	4.1	3.4
Skeletal Health	0.3	0.1
Corporate	7.8	2.3
	$24.7	$19.7

	December 31, 2016	September 24, 2016
Identifiable assets:
Diagnostics	$3,687.1	$3,771.9
Breast Health	812.3	809.1
GYN Surgical	1,551.6	1,570.7
Skeletal Health	31.7	30.9
Corporate	1,255.1	1,134.4
	$7,337.8	$7,317.0
The Company had no customers that represented greater than 10% of consolidated revenues during the three months ended December 31, 2016 and December 26, 2015.

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
Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended
	December 31, 2016	December 26, 2015
United States	77.9%	78.4%
Europe	10.7%	10.0%
Asia-Pacific	8.4%	7.9%
All others	3.0%	3.7%
	100.0%	100.0%

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
The Company’s effective tax rate for the three months ended December 31, 2016 was 25.5% compared to 25.9% for the corresponding period in the prior year. For the current three month period, the effective tax rate was lower than the statutory tax rate primarily due to the adoption of ASU 2016-09, which resulted in a tax benefit, earnings in jurisdictions subject to lower tax rates, and the domestic production activities deduction benefit. For the three months ended December 26, 2015, the effective tax rate was lower than the statutory tax rate primarily due to increased earnings in jurisdictions subject to lower tax rates, the domestic production activities deduction benefit, the retroactively reinstated Federal research credit, and a change in the valuation allowance related to the sale of a marketable security that had a gain for book purposes.

The IRS completed its audit of the Company's consolidated Federal income tax returns for fiscal 2013 and 2014 subsequent to December 31, 2016.

(14) Intangible Assets
Intangible assets consisted of the following:

Description	As of December 31, 2016		As of September 24, 2016
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology	$3,727.4	$1,962.9	$3,983.7	$1,991.6
In-process research and development	3.7	—	3.7	—
Customer relationships and contracts	512.1	366.9	1,098.9	546.2
Trade names	236.1	144.1	236.2	141.6
Business licenses	2.3	2.0	2.4	2.1
	$4,481.6	$2,475.9	$5,324.9	$2,681.5
In the first quarter of fiscal 2017, the Company classified the assets of its blood screening business as assets held for sale. As such, developed technology and customer contract assets of $154.0 million and $387.7 million, respectively, were reclassified accordingly in the Company's Consolidated Balance Sheet as of December 31, 2016.
The estimated remaining amortization expense as of December 31, 2016 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2017	$210.1
Fiscal 2018	$286.5
Fiscal 2019	$274.8
Fiscal 2020	$264.2
Fiscal 2021	$242.6

(15) Product Warranties
Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Three Months Ended:
December 31, 2016	$5.0	$2.6	$(1.7)	$5.9
December 26, 2015	$5.4	$5.7	$(1.7)	$9.4
During the first quarter of fiscal 2016, the Company recorded a warranty provision of $4.0 million related to certain products sold exclusively in the Chinese market.

(16) Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated balances of other comprehensive loss for the periods presented:

	Three Months Ended December 31, 2016
	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(26.1)	$(0.3)	$(2.5)	$(3.4)	$(32.3)
Other comprehensive income (loss) before reclassifications	(15.7)	2.3	—	0.7	(12.7)
Amounts reclassified to statement of income	—	0.1	—	2.1	2.2
Ending Balance	$(41.8)	$2.1	$(2.5)	$(0.6)	$(42.8)

	Three Months Ended December 26, 2015
	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(15.7)	$6.9	$(1.8)	$(3.9)	$(14.5)
Other comprehensive income (loss) before reclassifications	(4.2)	(0.6)	—	0.3	(4.5)
Amounts reclassified to statement of income	—	(7.2)	—	0.3	(6.9)
Ending Balance	$(19.9)	$(0.9)	$(1.8)	$(3.3)	$(25.9)

(18) New Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires an entity to recognize a right-of-use asset and a lease liability for virtually all of its leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The guidance is effective for annual periods beginning after December 15, 2018, and is applicable to the Company in fiscal 2020. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. The Company is currently evaluating the anticipated impact of the adoption of ASU 2016-02 on its consolidated financial position and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values, however; the exception requires the Company to consider relevant transactions that can be reasonably known to identify any observable price changes that would impact the fair value. This guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. This guidance is effective for annual periods beginning after December 15, 2017, and is applicable to the Company in fiscal 2019. Early adoption is permitted. The Company is currently evaluating the anticipated impact of the adoption of ASU 2016-01 on its consolidated financial position and results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 660), which provides guidance for revenue recognition. This ASU is applicable to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to receive in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current U.S. GAAP. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On July 9, 2015, the FASB voted in favor of delaying the effective date of the new standard by one year, with early adoption permitted as of the original effective date. ASU 2014-09 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, which is fiscal 2019 for the Company. The Company is currently evaluating the anticipated impact of the adoption of ASU 2014-09 on its consolidated financial position and results of operations.

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

•
the impact to our results of operations from the disposal of our blood screening business to Grifols, and the operational challenges of separating this business unit from our molecular diagnostics business;

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including those set forth under "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 24, 2016. We qualify all of our forward-looking statements by these cautionary statements.

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
In the first quarter of fiscal 2017, we entered into a definitive agreement to sell our blood screening business to Grifols for a sales price of $1.85 billion in cash, subject to adjustment based on the closing amount of inventory. The transaction closed on January 31, 2017. Upon closing of the transaction, the existing collaboration agreement with Grifols terminated. We have agreed to provide transition services to Grifols, including manufacturing inventory for Grifols. We expect that the after-tax net proceeds from this transaction will be approximately $1.1 billion, subject to adjustment. In the first quarter of fiscal 2017, revenue, gross profit and income from operations for our blood screening business were $65.2 million, $43.6 million and $28.6 million, respectively. In the first quarter of fiscal 2016, revenue, gross profit and income from operations for our blood screening business were $60.7 million, $41.8 million and $27.1 million, respectively. Following the closing of this disposition, we will no longer be operating our blood screening business, and except to the limited extent we have agreed to support Grifols, our future results of operations will reflect this disposition. As a result of our execution of the definitive agreement for the sale, we have classified certain of our assets used in the blood screening business as assets held-for-sale. See footnote 10 to our consolidated financial statements included herein.
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
Trademark Notice
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 3D, AccuProbe, Affirm, Aptima, Cervista, C-View, Dimensions, Discovery, Eviva, Genius 3D Mammography, Gen-Probe, Horizon, Interlace, Invader, MyoSure, NovaSure, PACE, Panther, Prodesse, Progensa, ThinPrep and Tigris.
Procleix is a trademark of Grifols Worldwide Operations Limited.

RESULTS OF OPERATIONS
All dollar amounts in tables are presented in millions.
Product Revenues

	Three Months Ended
	December 31, 2016		December 26, 2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$319.1	43.5%	$303.4	43.6%	$15.7	5.2%
Breast Health	165.4	22.5%	168.4	24.2%	(3.0)	(1.8)%
GYN Surgical	114.6	15.6%	98.5	14.2%	16.1	16.3%
Skeletal Health	14.3	1.9%	16.9	2.4%	(2.6)	(15.4)%
	$613.4	83.5%	$587.2	84.4%	$26.2	4.5%
We generated an increase in product revenues in the current quarter compared to the corresponding period in the prior year in our Diagnostics and GYN Surgical segments and a decrease in product revenues in our Breast and Skeletal Health segments. Product revenues increased 4.5% in the current quarter, as reported growth was partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies, most notably the Euro and UK Pound.
Diagnostics product revenues increased 5.2% in the current quarter compared to the corresponding period in the prior year primarily due to increases in Molecular Diagnostics of $11.4 million and Blood Screening of $4.2 million.
Molecular Diagnostics product revenue, and in particular revenue related to our Aptima family of assays, increased in the current quarter primarily due to our increased installed base of Panther instruments, which is driving higher volumes of assay testing, and an additional week in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Fiscal 2017 is a 53-week year and the first quarter of fiscal 2017 was a 14-week quarter, while the first quarter of fiscal 2016 had 13 weeks. These increases were partially offset by a slight decline in average selling prices, a reduction in Cystic Fibrosis revenues as we discontinued the product at the end of the second quarter of fiscal 2016, a reduction in Cervista HPV revenues as our larger customers transition to our Panther system and the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies. Blood screening revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the Zika virus assay, which was launched in late fiscal 2016.
Breast Health product revenues decreased 1.8% in the current quarter compared to the corresponding period in the prior year primarily due to slight decreases in component revenue related to our digital mammography systems and the negative foreign currency effect of the strengthening U.S. dollar on our sales denominated in foreign currencies. These decreases were partially offset by the increase in our recently launched Affirm Prone table and higher volumes of our Eviva product primarily due to an additional week in the current quarter.
GYN Surgical product revenues increased 16.3% in the current quarter compared to the corresponding period in the prior year primarily due to an increase in MyoSure system sales of $11.4 million as MyoSure continues to gain strong market acceptance as unit sales increase globally, partially offset by product mix shift and slightly lower average selling prices. NovaSure revenues increased $4.5 million in the current quarter compared to the corresponding period in the prior year as volumes increased globally, which we believe is partially attributable to a competitive withdrawal from the market during fiscal 2016. In addition, revenues increased due to an extra week in the current quarter. These increases were partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.
Skeletal Health product revenues decreased 15.4% in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in our Horizon osteoporosis assessment product sales volume. In addition, mini C-arm sales decreased in the US in the current quarter primarily due to competitive pressures, which was partially offset by an increase in international volumes.

Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended
	December 31, 2016	December 26, 2015
United States	76.8%	77.1%
Europe	11.4%	10.4%
Asia-Pacific	8.8%	8.8%
All others	3.0%	3.7%
	100.0%	100.0%
Service and Other Revenues

	Three Months Ended
	December 31, 2016		December 26, 2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$121.0	16.5%	$108.0	15.5%	$13.0	12.0%
Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment. Service and other revenues increased 12.0% in the current quarter compared to the corresponding period in the prior year primarily due to higher service contract conversion and renewal rates, an additional week in the current quarter, and higher spare parts sales. These increases were partially offset by lower royalty revenues in our Diagnostics segment.
Cost of Product Revenues

	Three Months Ended
	December 31, 2016		December 26, 2015		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$198.3	32.3%	$188.2	32.0%	$10.1	5.4%
Amortization of Intangible Assets	73.5	12.0%	73.4	12.5%	0.1	0.2%
	$271.8	44.3%	$261.6	44.5%	$10.2	3.9%
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 32.3% in the current quarter compared to 32.0% in the corresponding period in the prior year. Cost of product revenues as a percentage of product revenues in the current quarter were higher in Diagnostics, GYN Surgical and Skeletal Health but decreased in Breast Health compared to the prior year period, resulting in the slight decrease in overall product margins.
Diagnostics' product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year primarily due to a shift in sales to lower margin international molecular diagnostic products, unfavorable absorption, slight decline in Aptima average selling prices, and the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, partially offset by the increase in Aptima assay volumes.
Breast Health’s product costs as a percentage of revenue decreased in the current quarter compared to the corresponding period in the prior year primarily due to higher software revenues primarily due to our C-View product and 3D upgrades, which have higher gross margins than capital equipment sales. In addition, the prior year period included a $6.0 million aggregate charge related to inventory and warranty costs associated with product produced exclusively for the Chinese market was recorded in the first quarter of fiscal 2016 that did not recur in the current year period.

GYN Surgical’s product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year primarily due to a product mix shift to our slightly lower margin MyoSure product domestically, a slight decrease in average selling prices.
Skeletal Health’s product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year primarily due to lower volumes and an increase in obsolescence charges.
Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 8.5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. While there is an extra week of expense in the current quarter, this increase is offset by lower amortization expense from intangible assets from the Cytyc acquisition, which are amortized based on their pattern of economic use, and lower amortization from the blood screening developed technology asset as amortization ceased upon these assets meeting the held-for-sale criteria during the first quarter of fiscal 2017.
Cost of Service and Other Revenues

	Three Months Ended
	December 31, 2016		December 26, 2015		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$57.8	47.8%	$54.5	50.4%	$3.3	6.2%
Service and other revenues gross margin increased to 52.2% in the current three month period compared to 49.6% in the corresponding period in the prior year. Within our Breast Health segment, the increase in gross margin is related to higher service revenue from the continued conversion of a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period improving leverage of our service infrastructure.
Operating Expenses

	Three Months Ended
	December 31, 2016		December 26, 2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$54.4	7.4%	$51.7	7.4%	$2.7	5.2%
Selling and marketing	110.0	15.0%	99.4	14.3%	10.6	10.7%
General and administrative	69.8	9.5%	77.0	11.1%	(7.2)	(9.3)%
Amortization of intangible assets	21.4	2.9%	22.6	3.3%	(1.2)	(5.3)%
Restructuring and divestiture charges	3.2	0.4%	2.3	0.3%	0.9	39.1%
	$258.8	35.2%	$253.0	36.4%	$5.8	2.3%
Research and Development Expenses. Research and development expenses increased 5.2% in the current quarter compared to the corresponding period in the prior year primarily due to higher compensation, increased consulting and project spend. The increase in headcount primarily occurred in our Breast Health segment, which was partially offset by lower headcount in Diagnostics. There was also an increase in new product development project and consulting spend in Breast Health and GYN Surgical. In addition, there is an extra week of spend in the current quarter. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.

Selling and Marketing Expenses. Selling and marketing expenses increased 10.7% in the current period compared to the corresponding period in the prior year primarily due to higher compensation from an increase in headcount in GYN Surgical and Breast Health as well as increased investment in our international infrastructure including additional headcount, increased commissions as a result of higher sales, and higher trade show and meeting expenses. In addition, there was an extra week of spend in the current quarter. These increases were partially offset by lower marketing initiatives in Breast Health and Diagnostics.
General and Administrative Expenses. General and administrative expenses decreased 9.3% in the current quarter compared to the corresponding period in the prior year. The decrease in the current quarter compared to the corresponding period in the prior year is primarily due to lower medical device excise tax of $6.7 million as it is currently not imposed on the sale of medical devices in the United States, lower legal fees which is primarily due to the fact that the prior year period included a $6.0 million charge to settle a legal fee dispute, and lower consulting fees related to organizational structure changes and improvements. The decrease in the current quarter was partially offset by an increase in compensation and benefits, an additional week of expenses in the current quarter, transaction related expenses of $2.6 million for the divestiture of our blood screening business and an increase in information systems infrastructure and project costs.
Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names and business licenses related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense decreased 5.3% in the current quarter compared to the corresponding period in the prior year primarily due to lower amortization expense from intangible assets from the Gen-Probe Incorporated acquisition and the Cytyc acquisition, which are being amortized based on the pattern of economic use, partially offset by an additional week of expense in the current quarter.
Restructuring and Divestiture Charges. In fiscal 2015, we decided to shut down our Bedford, Massachusetts facility and transfer production of our Skeletal Health products to a third-party contract manufacturer and other activities to our Marlborough, Massachusetts and Danbury, Connecticut facilities. We also implemented additional organizational changes to our international operations in fiscal 2016. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are recognized either ratably over the respective required employee service periods or up-front for contractual benefits, and other charges are being recognized as incurred. In the current quarter, we recorded net charges of $3.2 million primarily related to lease obligation charges for a vacated section of our Bedford facility, and we expect to incur additional charges in fiscal 2017 as we vacate additional sections. In the prior year period, we recorded aggregate charges of $2.3 million related to the actions noted above for severance and benefits. For additional information pertaining to restructuring actions and charges, please refer to Note 3 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.
Interest Expense

	Three Months Ended
	December 31, 2016	December 26, 2015	Change
	Amount	Amount	Amount	%
Interest Expense	$(40.4)	$(39.2)	$(1.2)	3.0%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our Convertible Notes, 2022 Senior Notes, and amounts borrowed under our Credit Agreement and Accounts Receivable Securitization Program. The increase in interest expense in the current quarter compared to the corresponding period in the prior year was primarily due to an additional week in the current quarter, an increase in the LIBOR rate, partially offset by lower outstanding debt balances as a result of scheduled principal payments, and Convertible Note repurchases in fiscal 2016 of $274.2 million principal amount.

Other Income, net

	Three Months Ended
	December 31, 2016	December 26, 2015	Change
	Amount	Amount	Amount	%
Other Income, net	$10.2	$27.6	$(17.4)	(63.0)%

For the current three month period, this account was primarily comprised of gains of $8.4 million on the mark-to-market of outstanding forward foreign currency contracts due to the strengthening US dollar, $0.8 million on net foreign currency exchange gains and $0.8 million on the cash surrender value of life insurance contracts related to our deferred compensation plan. For the first quarter of fiscal 2016, this account was primarily comprised of $25.1 million realized gain on the sale of a marketable security, gains of $1.2 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan, and net foreign currency exchange gains of $1.1 million.
Provision for Income Taxes

	Three Months Ended
	December 31, 2016	December 26, 2015	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$29.6	$29.8	$(0.2)	(0.7)%
Our effective tax rate for the current quarter was 25.5% compared to 25.9% for the corresponding period in the prior year. For the current quarter the effective tax rate was lower than the statutory tax rate primarily due to the adoption of ASU 2016-09, which resulted in a tax benefit, earnings in jurisdictions subject to lower tax rates, and the domestic production activities deduction benefit. For the three months ended December 26, 2015, the effective tax rate was lower than the statutory tax rate primarily due to increased earnings in jurisdictions subject to lower tax rates, the domestic production activities deduction benefit, the retroactively reinstated Federal research credit, and a change in the valuation allowance related to the sale of a marketable security that had a gain for book purposes.
Segment Results of Operations
We report our business as four segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 24, 2016. We measure segment performance based on total revenues and operating income or loss. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.
Diagnostics

	Three Months Ended
	December 31, 2016	December 26, 2015	Change
	Amount	Amount	Amount	%
Total Revenues	$325.4	$310.7	$14.7	4.7%
Operating Income	$41.1	$31.6	$9.5	30.1%
Operating Income as a % of Segment Revenue	12.7%	10.2%

Diagnostics revenues increased in the quarter compared to the corresponding period in the prior year primarily due to the increase in product revenues discussed above.
Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year due to lower operating expenses and to a lesser extent an increase in gross profit as a result of higher revenues. Gross margin was 48.8% in the current quarter compared with 50.4% in the corresponding prior year period primarily due to a shift in sales to lower margin international molecular diagnostic products, unfavorable absorption, slight decline in Aptima average selling prices, and the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, partially offset by the increase in Aptima assay volumes.
Operating expenses decreased in the current quarter compared to the corresponding period in the prior year primarily due to a reduction of legal fees and charges as the prior year period included a $6.0 million settlement of a legal fee dispute, lower marketing initiatives, and lower medical device excise taxes of $2.8 million, partially offset by an additional week of expenses in the current quarter.
Breast Health

	Three Months Ended
	December 31, 2016	December 26, 2015	Change
	Amount	Amount	Amount	%
Total Revenues	$273.3	$262.2	$11.1	4.2%
Operating Income	$85.2	$71.6	$13.6	19.1%
Operating Income as a % of Segment Revenue	31.2%	27.3%
Breast Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase of $14.1 million in service revenue, partially offset by the $3.0 million decrease in product revenue discussed above in the current quarter.
Operating income for this business segment increased in the current quarter due to an increase in gross profit from higher revenue, which was partially offset by higher operating expenses compared to the corresponding period in the prior year. The overall gross margin increased to 60.6% in the current quarter compared to 56.7% in the corresponding period in the prior year primarily due to the increase in service revenue and software product sales compared to the prior year period. In addition, the prior year period included a $6.0 million aggregate charge related to inventory and warranty costs associated with product produced exclusively for the Chinese market.
Operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in compensation and commissions from increased head count, higher marketing expenditures internationally, and increased trade show and meeting expenses. These expense increases were partially offset by lower medical device excise taxes of $2.5 million and a reduction of domestic marketing initiatives.
GYN Surgical

	Three Months Ended
	December 31, 2016	December 26, 2015	Change
	Amount	Amount	Amount	%
Total Revenues	$114.8	$98.8	$16.0	16.2%
Operating Income	$25.5	$20.8	$4.7	22.6%
Operating Income as a % of Segment Revenue	22.2%	21.1%

GYN Surgical revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in product revenues discussed above.
Operating income for this business segment increased in the current three months compared to the corresponding period in the prior year primarily due to an increase in gross profit as result of higher revenues, partially offset by an increase in operating expenses. Gross margin increased to 63.9% in the current quarter from 63.5% in the corresponding period in the prior year primarily due to a decrease in amortization expense, partially offset by the slight increase in product costs as a percentage of product revenue discussed above.
Operating expenses increased in the current quarter primarily due to an increase in compensation from additional headcount, higher commissions due to increased sales, increased spend on marketing initiatives increased product development spend and higher legal fees.
Skeletal Health

	Three Months Ended
	December 31, 2016	December 26, 2015	Change
	Amount	Amount	Amount	%
Total Revenues	$20.9	$23.5	$(2.6)	(11.1)%
Operating Income	$(5.8)	$2.1	$(7.9)	(382.4)%
Operating Income as a % of Segment Revenue	(27.8)%	8.8%
Skeletal Health revenues decreased in the current quarter compared to the corresponding periods in the prior year primarily due to the decrease in product revenues discussed above.
Operating income decreased in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in gross profit from lower revenues and increased obsolescence charges. The gross margin rate is 34.3% in the current quarter as compared to 48.3% in the corresponding period in the prior year. This business also had higher operating expenses related to the facility closure costs incurred for the Bedford facility of $3.5 million.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2016, we had $1,047.4 million of working capital, which included $928.5 million of assets held for sale, and our cash and cash equivalents totaled $646.0 million. Our cash and cash equivalents balance increased by $97.6 million during the first three months of fiscal 2017 primarily due to cash generated through operating activities, partially offset by repayments of debt and capital expenditures.
In the first three months of fiscal 2017, our operating activities provided us with $169.6 million of cash, primarily due to net income of $86.5 million, non-cash charges for depreciation and amortization aggregating $115.3 million, stock-based compensation expense of $19.2 million and non-cash interest expense of $14.3 million related to our outstanding debt. These adjustments to net income were partially offset by a decrease in net deferred tax liabilities of $24.6 million, primarily from the amortization of intangible assets. Cash provided by operations also included a net cash outflow of $35.1 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by an increase in inventories of $20.7 million as inventory levels were built up to meet anticipated demand, an increase in prepaid expenses and other assets of $17.4 million primarily related to the timing of insurance and maintenance renewals, a decrease in accounts payable of $17.8 million due to timing of payments and a decrease in deferred revenue of $14.5 million primarily due to meeting revenue recognition criteria on certain transactions during the first quarter of fiscal 2017 and an additional week of amortization for service contracts. The cash outflows were partially offset by a decrease in accounts receivable of $21.5 million due to improved collections and an increase in accrued expenses of $14.6 million primarily due to an increase in accrued income and other taxes, accrued interest based on timing of payments, partially offset by lower compensation accruals as the fiscal 2016 bonus was paid out in the first quarter of fiscal 2017.

In the first three months of fiscal 2017, we used $25.2 million of cash from investing activities, primarily related to $24.7 million for capital expenditures, which consisted of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware.
In the first three months of fiscal 2017, our financing activities used cash of $40.4 million primarily for a principal payment of $18.8 million related to amounts outstanding under our Credit Agreement, repayment of $12.0 million under our asset securitization agreement, payments of $6.4 million to extinguish certain of our 2010 Notes, and payments of $16.4 million for employee-related taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $13.2 million from our equity plans, primarily from the exercise of stock options.
Debt
We had total recorded debt outstanding of $3.3 billion at December 31, 2016, which is comprised of amounts outstanding under our Credit Agreement of $1.37 billion (principal $1.39 billion), 2022 Senior Notes of $978.8 million (principal $1.0 billion), Convertible Notes of $781.8 million (principal $741.8 million), which includes accretion of interest at 4.0% per annum on the 2013 Notes, and amounts outstanding under the accounts receivable securitization program of $188.0 million.
Credit Agreement
The credit facilities under the Credit Agreement consist of:
•A $1.5 billion secured term loan to Hologic with a final maturity date of May 29, 2020 (the "Term Loan"); and
•A secured revolving credit facility under which we may borrow up to $1 billion, subject to certain sublimits, with a final maturity date of May 29, 2020 (the "Revolver").

As of December 31, 2016, the principal amount outstanding under the Term Loan was $1.39 billion of which $93.8 million was classified as a current debt obligation. As of December 31, 2016, there were no amounts outstanding under the Revolver.
Borrowings are secured by first-priority liens on, and a first-priority security interest in, substantially all of our assets, with certain exceptions.
We are required to make scheduled principal payments under the Term Loan in increasing amounts ranging from $18.75 million per three-month period commencing with the three-month period ending on September 25, 2015 to $37.5 million per three-month period commencing with the three-month period ending on September 28, 2018. The remaining balance of the Term Loan is due at maturity. In addition, subject to the terms and conditions set forth in the Credit Agreement, we are required to make certain mandatory prepayments from specified excess cash flows from operations (to the extent our net senior secured leverage ratio exceeds a certain ratio) and from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances and insurance recoveries (subject to certain reinvestment rights) (“Mandatory Prepayments”). Mandatory Prepayments are required to be applied by us, first, to the Term Loan, second, to any outstanding amount under the swing line sublimit, and third to any outstanding amount under a letter of credit sublimit. Subject to certain limitations, we may voluntarily prepay any of the credit facilities under the Credit Agreement without premium or penalty. We believe that the sale of our blood screening business to Grifols constitutes an asset sale under our Credit Agreement and that, subject to the terms and limitations set forth in our Credit Agreement, we are permitted to use the after tax net proceeds to reinvest in our business. We are then required to apply the balance of net available cash, unless otherwise consented to by our lenders, to Mandatory Prepayments.
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
The Credit Agreement contains two financial ratio covenants measured as of the last day of each fiscal quarter: a total net leverage ratio and an interest coverage ratio. We were in compliance with these covenants as of December 31, 2016.
Senior Notes
On July 2, 2015, we issued $1.0 billion aggregate principal amount of our 2022 Senior Notes. The 2022 Senior Notes are our general senior unsecured obligations and are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries

(the "Guarantors"). The 2022 Senior Notes mature on July 15, 2022 and bear interest at the rate of 5.250% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2016.
We may redeem the 2022 Senior Notes at any time prior to July 15, 2018 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the 2022 Senior Notes indenture ("the Indenture"). We may also redeem up to 35% of the aggregate principal amount of our 2022 Senior Notes with the net cash proceeds of certain equity offerings at any time and from time to time before July 15, 2018, at a redemption price equal to 105.250% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. We also have the option to redeem the 2022 Senior Notes on or after: July 15, 2018 through July 14, 2019 at 102.625% of par; July 15, 2019 through July 14, 2020 at 101.313% of par; and July 15, 2020 and thereafter at 100% of par. If we undergo a change of control, as provided in the Indenture, we will be required to make an offer to purchase each holder’s 2022 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date. We believe that the sale of our blood screening business to Grifols constitutes an Asset Disposition under the Indenture. Subject to the terms and limitations set forth in the Indenture, we are permitted to use the after tax net proceeds received from an Asset Disposition (as defined in the Indenture), among other things, to repay our senior secured indebtedness, to repay or repurchase our Convertible Notes, to reinvest in our business, to make certain prepayments or repurchases of senior indebtedness, including the 2022 Senior Notes, and/or to establish a reserve of proceeds from all Asset Dispositions of up to the greater of $300 million or 3.0% of our total assets. We are then required to apply the balance of net available cash after application in accordance with the Indenture, to make an offer to the holders of the 2022 Senior Notes and other of our senior indebtedness to repurchase such Notes or other senior indebtedness at a price of no less than 100% of the then outstanding principal amount thereof plus accrued and unpaid interest.
Convertible Notes
At December 31, 2016, our Convertible Notes, in the aggregate principal amount of $741.8 million, are recorded at $781.8 million, which includes accretion of interest at 4.0% per annum on the 2013 Notes and is net of the unamortized debt discount attributed to the embedded conversion feature of the convertible notes. These notes consist of:

•	$8.4 million of our 2.00% Convertible Exchange Senior Notes due 2037 issued in November 2010 ("2010 Notes");

•	$363.4 million of our 2.00% Convertible Senior Notes due 2042 issued in March 2012 ("2012 Notes"); and

•	$370.0 million of our 2.00% Convertible Senior Notes due 2043 issued in February 2013 ("2013 Notes").

On November 9, 2016, we announced that pursuant to the terms of the indenture for the 2.00% Convertible Exchange Senior Notes due 2037, or the “2010 Notes”, holders of the 2010 Notes had the option of requiring us to repurchase their 2010 Notes on December 16, 2016 at a repurchase price payable in cash equal to 100% of the original principal amount of the 2010 Notes. None of the 2010 Notes were surrendered for repurchase pursuant to the option.

In addition, we also announced on November 9, 2016 that, pursuant to the terms of the indenture, we had elected to redeem, on December 19, 2016, all of the then outstanding 2010 Notes at a redemption price payable in cash equal to 100% of the accreted principal amount of the 2010 Notes. Holders of the Notes also had a right to convert their 2010 Notes. As of December 16, 2016, holders of $8.4 million in aggregate principal of the 2010 Notes surrendered notes for conversion, which remained outstanding as of December 31, 2016 and will be paid in cash in the second quarter of fiscal 2017. The premium on the conversion price for the 2010 Notes that were converted will be paid in the second quarter of fiscal 2017 based on the average trading price of our common stock during a thirty-day trading period.

The 2012 Notes and 2013 Notes have conversion prices of approximately $31.175 and $38.59, respectively, and are subject in each case to adjustment. Holders of the 2012 Notes and 2013 Notes may convert their Convertible Notes at the applicable conversion price under certain circumstances, including without limitation (x) if the last reported sale price of our common stock exceeds 130% of the applicable conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter and (y) if the applicable series of Convertible Notes has been called for redemption. It is our current intent and policy to settle any conversion of the Convertible Notes as if we had elected to make either a net share settlement or all cash election, such that upon conversion, we intend to pay the holders in cash for the principal amount of the Convertible Notes and, if applicable shares of our common stock or cash to satisfy the premium based on a calculated daily conversion value.
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
We may redeem any of the 2012 Notes and 2013 Notes beginning March 6, 2018 and December 15, 2017, respectively. We may redeem all or a portion of the 2012 Notes, and 2013 Notes (i.e., in cash or a combination of cash and shares of our common stock) at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the applicable redemption date.
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

Accounts Receivable Securitization Program
On April 25, 2016, we entered into a one-year $200.0 million accounts receivable securitization program (the "Securitization Program") with several of our wholly owned subsidiaries and certain financial institutions. Under the terms of the Securitization Program, we and certain of our wholly-owned subsidiaries sell our customer receivables to a bankruptcy remote special purpose entity, which is wholly-owned by us. The special purpose entity, as borrower, and we, as servicer, have entered into a Credit and Security Agreement with several lenders pursuant to which the special purpose entity may borrow from the lenders up to $200.0 million, with the loans secured by the receivables. The amount that the special purpose entity may borrow at a given point in time is determined based on the amount of qualifying receivables that are present in the special purpose entity at such point in time. As of December 31, 2016, $188.0 million was outstanding under the Securitization Program. The assets of the special purpose entity secure the amounts borrowed and cannot be used to pay our other debts or liabilities.
The Credit and Security Agreement contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, and an event of default upon a change of control. In addition, it contains financial covenants consistent with that of the Credit Agreement. As of December 31, 2016, we were in compliance with these covenants.

Stock Repurchase Program
On June 21, 2016, the Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common stock over the next five years. There were no repurchases of common stock made under this authorization during the three months ended December 31, 2016.
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
Future Liquidity Considerations
We believe that our cash and cash equivalents, cash flows from operations, the cash available under our Revolver and our accounts receivable securitization program and the net cash proceeds received from the sale of our blood screening business, will provide us with sufficient funds in order to fund our expected normal operations and debt payments, including interest and potential payouts for any Convertible Notes for which conversion is triggered, over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt and related deferred tax liabilities, as applicable, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our Credit Agreement, 2022 Senior Notes, Convertible Notes and the Securitization Program. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 24, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowances. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” above and “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 24, 2016.
The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 24, 2016. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the fiscal year ended September 24, 2016.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, publicly-traded equity securities, cost-method equity investments, insurance contracts and related deferred compensation plan liabilities, interest rate caps, forward foreign currency contracts, accounts payable and debt obligations. Except for our outstanding Convertible Notes and 2022 Senior Notes, the fair value of these financial instruments approximates their carrying amount. As of December 31, 2016, we have $741.8 million in principal amount of Convertible Notes outstanding, including $8.4 million principal amount of our 2010 Notes, $363.4 million principal amount of our 2012 Notes and $370.0 million principal amount of our 2013 Notes. The Convertible Notes are recorded net of the unamortized debt discount on our consolidated balance sheets. The fair value of our 2012 Notes and 2013 Notes as of December 31, 2016 was approximately, $494.2 million and $451.4 million, respectively. The fair value of our 2022 Senior Notes was approximately $1.05 billion. Amounts outstanding under our Credit Agreement and Securitization Program of $1.39 billion and $188.0 million, respectively, as of December 31, 2016 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
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
As of December 31, 2016, there was $1.39 billion of aggregate principal outstanding under the Credit Agreement and $188.0 million aggregate principal outstanding under the securitization program. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by less than $1.0 million due to the low current interest rate environment. During fiscal 2015, we entered into multiple interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding. The critical terms of the interest rate caps were designed to mirror the terms of our LIBOR-based borrowings under the Credit Agreement, and therefore the interest rate caps are highly effective at offsetting the cash flows being hedged. We designated these derivatives as cash flow hedges of the variability of the Libor-based interest payments on $1.0 billion of principal over a 3-year period, which ends on December 31, 2017.
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

We conduct business worldwide and maintain sales and service offices outside the United States as well as manufacturing facilities in Costa Rica and the United Kingdom. Our international sales are denominated in a number of currencies, primarily the Euro, U.S. dollar, UK Pound and Renminbi. The majority of our foreign subsidiaries functional currency is the local currency, although certain foreign subsidiaries functional currency is the U.S. dollar based on the nature of their operations or functions. Our revenues, denominated in foreign currencies, are positively affected when the U.S. dollar weakens against them and adversely effected when the U.S. dollar strengthens. Fluctuations in foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency. We have executed forward foreign currency contracts to hedge a portion of results denominated in the Euro, UK Pound, Australian dollar, Japanese Yen and Canadian dollar. These contracts do not qualify for hedge accounting. As a result, we may experience volatility in our Consolidated Statements of Income due to (i) the impact of unrealized gains and losses reported in other income, net on the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other income, net, whereas the offsetting economic gains and losses are reported in the line item of the underlying cash flow, for example, revenue.
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
As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2016.
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
Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended September 24, 2016.
Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 24, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
September 25, 2016 – October 22, 2016	2,669	$38.69	—	$—	$500.0
October 23, 2016 – November 26, 2016	412,753	38.01	—	—	500.0
November 27, 2016 – December 31, 2016	15,109	38.51	—	—	500.0
Total	430,531	$—	—	$—	$500.0
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

(2)
On June 21, 2016, the Board of Directors authorized the repurchase of up to an additional $500.0 million of our outstanding common stock over the next five years. There were no repurchases of common stock made under this authorization during the quarter ended December 31, 2016.

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

2.1	Asset Purchase Agreement, dated as of December 14, 2016, by and among Hologic, Inc., Grifols Diagnostic Solutions Inc. and Grifols, S.A.	8-K	December 14, 2016

10.1	Form of Performance Stock Unit Award Agreement (ROIC) (adopted fiscal 2017)	8-K	November 9, 2016

10.2	Form of Performance Stock Unit Award Agreement (relative TSR) (adopted fiscal 2017)	8-K	November 9, 2016

10.3	Form of Restricted Stock Unit Award Agreement (adopted fiscal 2017)	8-K	November 9, 2016

10.4	Form of Non-Qualified Stock Option Agreement (adopted fiscal 2017)	8-K	November 9, 2016

10.5	License Agreement, dated as of January 31, 2017, by and among Hologic, Inc., Gen-Probe Incorporated and Grifols Diagnostic Solutions Inc.	8-K	February 2, 2017

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition
_______________

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	February 3, 2017	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer

Date:	February 3, 2017	/s/ Robert W. McMahon

Robert W. McMahon
Chief Financial Officer (Principal Financial Officer)