Form 10-Q
period 2017-04-01
HOLOGIC INC
filed 2017-05-10
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of May 5, 2017, 280,010,877 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
Revenues:
Product	$594.8	$583.0	$1,208.1	$1,170.2
Service and other	120.6	110.3	241.7	218.2
	715.4	693.3	1,449.8	1,388.4
Costs of revenues:
Product	200.6	182.0	398.8	370.1
Amortization of intangible assets	65.2	70.8	138.7	144.3
Service and other	60.9	55.5	118.8	109.9
Gross Profit	388.7	385.0	793.5	764.1
Operating expenses:
Research and development	55.4	59.1	109.8	110.8
Selling and marketing	103.4	100.8	213.3	200.3
General and administrative	117.4	62.4	187.3	139.5
Amortization of intangible assets	10.8	22.8	32.2	45.4
Gain on sale of business	(899.7)	—	(899.7)	—
Restructuring and divestiture charges	1.6	3.8	4.8	6.0
	(611.1)	248.9	(352.3)	502.0
Income from operations	999.8	136.1	1,145.8	262.1
Interest income	1.9	0.2	2.2	0.4
Interest expense	(37.5)	(39.1)	(77.9)	(78.3)
Debt extinguishment loss	—	(4.5)	—	(4.5)
Other income (expense), net	3.4	(0.8)	13.6	26.9
Income before income taxes	967.6	91.9	1,083.7	206.6
Provision for income taxes	440.8	23.0	470.4	52.8
Net income	$526.8	$68.9	$613.3	$153.8
Net income per common share:
Basic	$1.88	$0.24	$2.19	$0.54
Diluted	$1.84	$0.24	$2.15	$0.53
Weighted average number of shares outstanding:
Basic	280,215	282,474	279,439	282,725
Diluted	286,010	287,857	285,117	289,914

See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
Net income	$526.8	$68.9	$613.3	$153.8
Changes in foreign currency translation adjustment	3.4	(1.2)	(12.3)	(5.4)
Changes in unrealized holding gains and losses on available-for-sale securities, net of tax of $0.1 and $0.2 for the three and six months ended April 1, 2017:
Gain (loss) recognized in other comprehensive income (loss)	0.1	(0.6)	2.4	(1.2)
Loss (gain) reclassified from accumulated other comprehensive loss to the statements of income	(2.5)	—	(2.4)	(7.2)
Changes in value of hedged interest rate caps, net of tax of $0.3 and $0.7 for the three and six months ended April 1, 2017 and $1.4 and $1.2 for the three and six months ended March 26, 2016:
Gain recognized in other comprehensive income (loss), net	0.4	(2.2)	1.1	(1.9)
Loss reclassified from accumulated other comprehensive loss to the statements of income	1.2	0.7	3.3	1.0
Other comprehensive income (loss)	2.6	(3.3)	(7.9)	(14.7)
Comprehensive income	$529.4	$65.6	$605.4	$139.1
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	April 1, 2017	September 24, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,134.6	$548.4
Short-term marketable securities	5.2	—
Accounts receivable, less reserves of $10.2 and $12.7, respectively	456.7	447.0
Inventories	384.0	274.7
Prepaid income taxes	13.3	16.9
Prepaid expenses and other current assets	58.0	39.6
Total current assets	2,051.8	1,326.6
Property, plant and equipment, net	482.7	460.2
Intangible assets, net	2,923.9	2,643.4
Goodwill	3,155.3	2,803.1
Other assets	92.9	83.7
Total assets	$8,706.6	$7,317.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,049.4	$296.0
Accounts payable	177.1	156.9
Accrued expenses	989.2	287.6
Deferred revenue	158.1	161.4
Current portion of capital lease obligations	1.6	—
Total current liabilities	2,375.4	901.9
Long-term debt, net of current portion	2,233.8	3,049.4
Capital lease obligations, net of current portion	23.6	—
Deferred income tax liabilities	1,099.3	982.6
Deferred revenue	24.0	15.9
Other long-term liabilities	153.4	224.5
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 286,996 and 285,015 shares issued, respectively	2.9	2.9
Additional paid-in-capital	5,609.3	5,560.3
Accumulated deficit	(2,524.9)	(3,138.2)
Treasury stock, at cost – 7,289 shares	(250.0)	(250.0)
Accumulated other comprehensive loss	(40.2)	(32.3)
Total stockholders’ equity	2,797.1	2,142.7
Total liabilities and stockholders’ equity	$8,706.6	$7,317.0
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	April 1, 2017	March 26, 2016
OPERATING ACTIVITIES
Net income	$613.3	$153.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39.5	40.2
Amortization	170.9	189.7
Non-cash interest expense	26.9	26.1
Stock-based compensation expense	39.0	30.6
Deferred income taxes	(262.6)	(64.7)
Net gains on sale of marketable securities	(3.6)	(25.1)
Fair value write-up of inventory sold	2.4	—
Debt extinguishment loss	—	4.5
Gain on sale of business	(899.7)	—
Other adjustments and non-cash items	(2.3)	1.0
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	28.0	(7.0)
Inventories	(29.0)	(2.3)
Prepaid income taxes	0.4	3.4
Prepaid expenses and other assets	(4.0)	(15.0)
Accounts payable	0.5	1.6
Accrued expenses and other liabilities	551.9	(2.1)
Deferred revenue	(18.2)	(12.4)
Net cash provided by operating activities	253.4	322.3
INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(1,471.4)	—
Proceeds from sale of business	1,865.0	—
Purchase of property and equipment	(24.5)	(19.4)
Increase in equipment under customer usage agreements	(25.3)	(22.3)
Proceeds from sale of available-for-sale marketable securities	81.8	31.1
Purchases of insurance contracts	—	(5.2)
Sales of mutual funds	—	5.2
Purchase of intellectual property	—	(4.0)
(Increase) decrease in other assets	(1.8)	0.1
Net cash provided by (used in) investing activities	423.8	(14.5)
FINANCING ACTIVITIES
Repayment of long-term debt	(37.5)	(37.5)
Repayment of amounts borrowed under accounts receivable securitization program	(44.0)	—
Proceeds from accounts receivable securitization program	8.0	—
Payments to extinguish convertible notes	(21.0)	(311.5)
Proceeds from amounts borrowed under revolving credit line	—	50.0
Repayment of amounts borrowed under revolving credit line	—	(50.0)
Repurchase of common stock	—	(135.9)
Net proceeds from issuance of common stock pursuant to employee stock plans	26.6	19.0
Payment of minimum tax withholdings on net share settlements of equity awards	(17.6)	(15.6)
Net cash used in financing activities	(85.5)	(481.5)
Effect of exchange rate changes on cash and cash equivalents	(5.5)	(1.3)
Net increase (decrease) in cash and cash equivalents	586.2	(175.0)
Cash and cash equivalents, beginning of period	548.4	491.3
Cash and cash equivalents, end of period	$1,134.6	$316.3
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and six months ended April 1, 2017 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 30, 2017. Fiscal 2017 is a 53 week fiscal period and this additional week is included in the results for the six months ended April 1, 2017.
On March 22, 2017, the Company completed the acquisition of Cynosure, Inc. ("Cynosure"), which resulted in the Company expanding into the Medical Aesthetics market. Cynosure develops, manufactures and markets aesthetic treatment systems that enable medical practitioners to perform non-invasive and minimally invasive procedures. Cynosure's results of operations are reported within the Company's Medical Aesthetics reportable segment. The Company's acquisition of Cynosure is more fully described in Note 3.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting (ASU 2016-09). This guidance changes how companies account for certain aspects of share-based payments to employees. The amendments in the update are effective for annual periods beginning after December 15, 2016, and were applicable to the Company in fiscal 2018 with early adoption permitted in any interim or annual period. During the first quarter of fiscal 2017, the Company elected to early adopt this standard. The update requires certain changes to presentation of the financial statements as follows:

•
All excess tax benefits and deficiencies are recognized as a component of the provision for income taxes on a discrete basis in the period when the equity awards vest and/or are settled. Previously, the Company recorded this tax impact directly to additional paid in capital. For the three and six three months ended April 1, 2017, the Company recorded a tax benefit of $1.7 million and $7.7 million, respectively. The standard does not permit retroactive presentation of this benefit to prior fiscal years on the Consolidated Statements of Income.

•
The tax benefit or deficiency is required to be classified as a cash flow provided by (used in) operating activities. It was previously required to be presented as a cash flow provided by financing activities in the Consolidated Statements of Cash Flows, with a corresponding adjustment to operating cash flows. As permitted by ASU 2016-09, the Company has elected to adopt this classification on a retrospective basis, and therefore, the prior fiscal period Consolidated Statement of Cash Flows has been recast for this provision resulting in cash flows provided by operations increasing $7.9 million for the six months ended March 26, 2016 with a corresponding increase to cash flows used in financing activities.

•
In the diluted net earnings per share calculation, when applying the treasury stock method for shares that could be repurchased, the assumed proceeds no longer include the amount of excess tax benefit. This provision, which is only applicable on a prospective basis, did not have a material impact on the Company's diluted net earnings per share calculations in fiscal 2017.

•
ASU 2016-09 allows a Company to elect to account for award forfeitures as they occur or to continue to estimate forfeitures. The Company has elected to continue to estimate potential forfeitures. As such, there is no impact from a change in accounting principle within stockholders' equity.

Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three and six months ended April 1, 2017.
There were two unrecognized subsequent events related to the acquisition of MMS Medicor Medical Supplies GmbH and an amendment to the Company's asset securitization program that was extended for an additional year. Please refer to Note 3 and Note 5, respectively, for additional details.

(2) Fair Value Measurements
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company has investments in publicly-traded companies, which are valued using quoted market prices, representing Level 1 assets, and investments in municipal bonds as a result of its acquisition of Cynosure, representing Level 2 assets. The Company also has investments in derivative instruments comprised of interest rate caps and forward foreign currency contracts, which are valued using analyses obtained from independent third party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of the Company's interest rate caps and forward foreign currency contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 6 for further discussion and information on the interest rate caps and forward foreign currency contracts.
The Company has a payment obligation to the participants under its Nonqualified Deferred Compensation Plan (“DCP”). This liability is recorded at fair value based on the underlying value of certain hypothetical investments under the DCP as designated by each participant for their benefit. Since the value of the DCP obligation is based on market prices, the liability is classified within Level 1.
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at April 1, 2017:

		Fair Value at Reporting Date Using
	Balance as of April 1, 2017	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$0.3	$0.3	$—	$—
State and municipal bonds	5.2	—	5.2	—
Interest rate cap - derivative	3.2	—	3.2	—
Forward foreign currency contracts	3.5	—	3.5	—
Total	$12.2	$0.3	$11.9	$—
Liabilities:
Deferred compensation liabilities	$42.8	$42.8	$—	$—
Total	$42.8	$42.8	$—	$—
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of cost-method equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill.
The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $3.2 million and $3.5 million at April 1, 2017 and September 24, 2016, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost, less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to make such an estimate would be impractical.
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
Amounts outstanding under the Company’s Credit Agreement and Securitization Program of $1.37 billion and $164.0 million aggregate principal, respectively, as of April 1, 2017 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2022 Senior Notes had a fair value of approximately $1.05 billion as of April 1, 2017 based on their trading price, representing a Level 1 measurement. The fair value of the Company’s Convertible Notes is based on the trading prices of the respective notes and represents a Level 1 measurement. Refer to Note 5 for the carrying amounts of the various components of the Company’s debt.
The estimated fair values of the Company’s Convertible Notes at April 1, 2017 were as follows:

2012 Notes	507.1
2013 Notes	459.5
$966.6

(3) Business Combinations

Cynosure Inc.

On March 22, 2017, the Company completed the acquisition of Cynosure and acquired all of the outstanding shares of Cynosure, except for 1.2 million shares that dissented and are pursuing appraisal rights. Pursuant to the terms and conditions of the merger agreement, each share of common stock of Cynosure outstanding immediately prior to the effective time of the acquisition was canceled and converted into the right to receive $66.00 in cash, except for the dissenting shares. In addition, all outstanding restricted stock units, performance stock units, and stock options were canceled and converted into the right to receive $66.00 per share in cash less the applicable exercise price, as applicable. The acquisition was funded through available cash, and the Company paid $1.51 billion to Cynosure shareholders and $64.1 million to employee equity award holders. The amount allocated to the dissenting shareholders of $79.2 million has been recorded as a liability. The Company incurred approximately $18.5 million of transaction costs, which were recorded within general and administrative expenses in the second quarter of fiscal 2017.

Cynosure, headquartered in Westford, Massachusetts, develops, manufactures, and markets aesthetic treatment systems that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, reduce fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus, ablate sweat glands and improve women’s health. Cynosure also markets radiofrequency (RF) energy-sourced medical devices for precision surgical applications such as facial plastic and general surgery, gynecology, ear, nose, and throat procedures, ophthalmology, oral and maxillofacial surgery, podiatry and proctology. Cynosure's results of operations are reported in the Company's Medical Aesthetics reportable segment from the date of acquisition and the goodwill within this reportable segment is solely related to Cynosure.

The purchase price consideration was as follows:

Cash paid	$1,578.6
Accrued liability	79.2
Total purchase price	$1,657.8

The total purchase price was allocated to Cynosure’s preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values of those assets as of March 22, 2017, as set forth below. The preliminary purchase price allocation is as follows:

Cash	$107.2
Marketable securities	82.9
Accounts receivable	40.2
Inventory	121.1
Property, plant and equipment	43.8
Other assets and liabilities, net	13.2
Accounts payable and accrued expenses	(74.5)
Deferred revenue	(10.8)
Capital lease obligation	(25.2)
Identifiable intangible assets:
Developed technology	736.0
In-process research and development	107.0
Distribution agreement	42.0
Customer relationships	35.0
Trade names	74.0
Deferred income taxes, net	(314.3)
Goodwill	680.2
Purchase Price	$1,657.8

In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Cynosure’s business. The Company has not yet obtained all of the information related to the fair value of the acquired assets and liabilities related to the acquisition to finalize the purchase price allocation. It is expected that most aspects of allocation of the purchase price will be finalized upon the completion of the analysis of the acquired assets and liabilities during the year ended September 30, 2017.

As part of the preliminary purchase price allocation, the Company has determined the identifiable intangible assets are developed technology, in-process research and development ("IPR&D"), a distribution agreement, customer relationships, and trade names. The preliminary fair value of the intangible assets has been estimated using the income approach and the cash flow projections were discounted using rates ranging from 11% to 12%, except for the IPR&D assets where the Company used a range of 14% to 22%. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

The developed technology assets are comprised of know-how, patents and technologies embedded in Cynosure's products and relate to currently marketed products. The developed technology assets primarily comprise the significant product families of Cynosure, primarily SculpSure, Icon, and PicoSure.

IPR&D projects relate to in-process projects that have not reached technological feasibility as of the acquisition date and have no alternative future use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the underlying project or expected commercial release depending on the project. The Company recorded, on a preliminary basis, $107.0 million of IPR&D related to three projects. The projects are expected to be completed during fiscal 2018 and 2019 with a total preliminary estimate of cost to complete of approximately $18.0 million. Given the uncertainties inherent with product development and introduction, there can be no assurance that any of the Company's product development efforts will be successful, completed on a timely basis or within budget, if at all. All of the IPR&D assets were valued using the multiple-period excess earnings method approach.

The distribution agreement intangible asset primarily relates to the exclusive distribution rights of the MonaLisa Touch device that the Company has pertaining to certain geographic regions. The customer relationships intangible asset pertains to Cynosure's relationships with its end customers and related service arrangements and distributors throughout the world. Trade names relate to the Cynosure corporate name and primary product names, and the Company used the Relief-from-Royalty Method to estimate the fair value of this asset.

Developed technology, distribution agreement, customer relationships and trade names are being amortized on a straight-line basis over a weighted average period of 11.8 years, 8 years, 7.7 years and 8.9 years, respectively.

The preliminary calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The factors contributing to the recognition of the preliminary amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Cynosure acquisition. These benefits include the expectation that the combined company's products in the aesthetic market will significantly broaden the Company's offering in women's health. The combined company is expected to benefit from a broader global presence and with Hologic's direct sales force, primarily its GYN Surgical sales force, and the Company's entry into an adjacent cash-pay segment. None of the goodwill is expected to be deductible for income tax purposes.

Cynosure's revenue and pre-tax loss, which excludes acquisition expenses incurred by the Company, for the period from the acquisition date to April 1, 2017 were $16.0 million and $5.8 million, respectively. The following unaudited pro forma information presents the combined financial results for the Company and Cynosure as if the acquisition of Cynosure had been completed at the beginning of the prior fiscal year, September 26, 2015:

	6 Months Ended	6 Months Ended
	April 1, 2017	March 26, 2016
	(unaudited)	(unaudited)
Revenue	$1,632.4	$1,584.1
Net income	$594.9	$96.1
Basic earnings per common share	$2.13	$0.34
Diluted earnings per common share	$2.09	$0.33

The unaudited pro forma information for the six months ended April 1, 2017 and fiscal 2016 was calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. Fiscal 2017 unaudited pro forma net income was adjusted to exclude acquisition-related transaction costs and restructuring costs solely related to the acquisition. These expenses have been added to fiscal 2016 unaudited pro forma net income. In addition, the fiscal year 2017 unaudited pro forma net income was adjusted to exclude nonrecurring expenses related to the fair value adjustments associated with the acquisition of Cynosure that were recorded by the Company. The fiscal 2016 pro forma net income was adjusted to include these acquisition-related transaction costs and expenses related to the fair value adjustments. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments to reflect pro forma results or operations as if the acquisition occurred on September 27, 2015, such as fair value adjustment to inventory and property, plant and equipment, increased expenses for restructuring charges and retention costs, and increased amortization for the fair value of acquired intangible assets. The pro forma information does not reflect the effect of costs, other than restructuring, or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

Medicor Medical Supply (subsequent event)

On April 7, 2017, the Company completed the acquisition of MMS Medicor Medical Supplies GmbH ("Medicor") for a purchase price of approximately $19.1 million, which is subject to a working capital adjustment, and approximately $3.8 million of the purchase price was withheld. Medicor is a long-standing distributor of the Company's Breast and Skeletal Health products in Germany, Austria and Switzerland. The Company's initial accounting related to this acquisition is not yet complete due to the timing of the closing of the transaction.

(4) Restructuring and Divestiture Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. In addition, the Company continually assesses its management and organizational structure. As a result of these assessments, the Company has undertaken various restructuring actions, which are described below. The following table displays charges related to these actions recorded in the fiscal 2017 year to date period (six months ended April 1, 2017) and fiscal 2016 (the year ended September 24, 2016) and a rollforward of the accrued balances from September 24, 2016 to April 1, 2017:

	Fiscal 2017 Actions	Fiscal 2016 Actions	Total
Restructuring and Divestiture Charges
Fiscal 2016 charges:
Workforce reductions	—	$10.5	$10.5
Fiscal 2016 restructuring charges	$—	$10.5	$10.5
Fiscal 2017 charges:
Severance costs/adjustments	$1.5	$(0.2)	$1.3
Facility closure costs	—	3.5	3.5
Fiscal 2017 restructuring charges	$1.5	$3.3	$4.8

	Fiscal 2017 Actions	Fiscal 2016 Actions	Fiscal 2015 Actions	Fiscal 2014 Actions	Total
Rollforward of Accrued Restructuring
Balance as of September 24, 2016	$—	$5.5	$0.2	$0.6	$6.3
Fiscal 2017 charges	1.5	3.5	—	—	5.0
Severance payments and adjustments	—	(4.7)	(0.2)	—	(4.9)
Other payments	—	(0.7)	—	(0.2)	(0.9)
Balance as of April 1, 2017	$1.5	$3.6	$—	$0.4	$5.5

Fiscal 2017 Actions
During the second quarter of fiscal 2017, the Company completed its acquisition of Cynosure. In connection with the acquisition, the Company decided to terminate three Cynosure executives for a total of $1.5 million in severance and benefits charges. The charges were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712) or ASC 420, Exit or Disposal Cost Obligations (ASC 420) depending on the executive. Additional terminations may occur, but the Company does not have a formal plan at this time, nor does it expect such charges to be material.
Fiscal 2016 Actions

During the fourth quarter of fiscal 2016, the Company decided to initiate a cost reduction initiative in part of its Diagnostic's reportable segment, resulting in the termination of certain employees. The employees were notified of termination and related benefits in the fourth quarter of fiscal 2016, and the Company recorded these charges pursuant to ASC 420 as the benefits qualify as one-time termination benefits. As such, the Company recorded a charge for severance and benefits of $0.9 million in the fourth quarter. This action is complete and no additional severance and benefits charges are expected.

During the third quarter of fiscal 2015, the Company decided to close its Bedford, Massachusetts facility where it manufactured its Skeletal Health products and provided certain support manufacturing services for its Breast Health segment. The manufacturing of the Skeletal Health products has been outsourced to a third-party, and the Breast Health manufacturing services were moved to the Company's Danbury, Connecticut and Marlborough, Massachusetts facilities. In addition, research and development, sales and services support and administrative functions have been moved to both Marlborough and Danbury. The transition was substantially completed by the end of calendar 2016. In connection with this plan, certain employees, primarily in manufacturing, were terminated. The employees were notified of termination and related benefits in the first quarter of fiscal 2016, and the Company recorded these charges pursuant to ASC 420. Employees were required to remain employed during this transition period and charges were recorded ratably over the required service period. The Company recorded a total of $1.7 million in severance and benefits charges in fiscal 2016 of which $0.5 million and $0.9 million were recorded in the three and six months ended March 26, 2016, respectively. This action is complete and no additional severance and benefits charges are expected.

In connection with shutting down the Bedford location, during the first quarter of fiscal 2017 the Company recorded $3.5 million for lease obligation charges related to a section of the facility that the Company had determined met the cease-use date criteria. The Company has made certain assumptions regarding the time period it will take to obtain a subtenant and the sublease rates it can obtain. These estimates may vary from the actual sublease agreements executed, if at all, resulting in an adjustment to the charge. The Company has vacated other portions of the building but not the entire facility, and at this time does not meet the cease-use date criteria to record additional restructuring charges.

During the first quarter of fiscal 2016, the Company began implementing a second plan to consolidate and improve operational efficiency of its international sales and marketing and field services operations and certain support functions. As a result, the Company identified and terminated certain employees during each quarter in fiscal 2016. Severance and benefit charges under this action were recorded pursuant to ASC 712 and ASC 420 depending on the circumstances. The Company recorded severance and benefit charges of $7.9 million in fiscal 2016 related to this plan. The Company recorded severance and benefits charges of $3.3 million and $5.1 million in the three and six months ended March 26, 2016, respectively, related to this plan.

(5) Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	April 1, 2017	September 24, 2016
Current debt obligations, net of debt discount:
Term Loan	$102.6	$83.8
Securitization Program	164.0	200.0
Convertible Notes	782.8	12.2
Total current debt obligations	$1,049.4	$296.0
Long-term debt obligations, net of debt discount:
Term Loan	1,254.1	1,308.2
2022 Senior Notes	979.7	977.7
Convertible Notes	—	763.5
Total long-term debt obligations	$2,233.8	$3,049.4
Total debt obligations	$3,283.2	$3,345.4
Credit Agreement
Borrowings outstanding under the Credit Agreement for the three and six months ended April 1, 2017 had weighted-average interest rates of 2.28% and 2.17%, respectively. The interest rate on the outstanding Term Loan borrowing at April 1, 2017 was 2.48%. Borrowings outstanding under the Credit Agreement for the three and six months ended March 26, 2016 had weighted-average interest rates of 2.18% and 2.06%, respectively. Interest expense under the Credit Agreement aggregated $9.8 million and $19.5 million for the three and six months ended April 1, 2017, which includes non-cash interest expense of $1.0 million and $2.1 million, respectively, related to the amortization of the deferred issuance costs and accretion of the debt discount. Interest expense under the Credit Agreement aggregated $10.8 million and $20.7 million for the three and six months ended March 26, 2016, which includes $1.1 million and $2.1 million of non-cash interest expense related to the amortization of the deferred issuance costs and accretion of the debt discount.
The Credit Agreement contains two financial covenants, a total net leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement. As of April 1, 2017, the Company was in compliance with these covenants.
2022 Senior Notes
The Company's 5.250% Senior Notes due 2022 (the “2022 Senior Notes”) mature on July 15, 2022 and bear interest at the rate of 5.250% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2016. The Company recorded interest expense of $14.1 million and $29.2 million for the three and six months ended April 1, 2017, respectively, which includes non-cash interest expense of $1.0 million and $2.0 million, respectively, related to the amortization of the deferred issuance costs and accretion of the debt discount. The Company recorded interest expense related to these notes of $13.9 million and $27.9 million in the three and six months ended March 26, 2016, respectively, which included non-cash interest expense of $1.0 million and $1.9 million, respectively, related to the amortization of deferred issuance costs and accretion of the debt discount.
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
In addition, the Company also announced on November 9, 2016 that, pursuant to the terms of the indenture, it had elected to redeem, on December 19, 2016, all of the then outstanding 2010 Notes at a redemption price payable in cash equal to 100% of the accreted principal amount of the 2010 Notes. Holders of the 2010 Notes also had a right to convert their 2010 Notes. During the first quarter of fiscal 2017, all of the outstanding 2010 Notes were either converted or surrendered for conversion in aggregate principal of $12.3 million, which was paid out over the first and second quarters of fiscal 2017. The payouts included an additional $8.7 million of premium payments due to the Company's stock price exceeding the conversion price.
During the second quarter of fiscal 2017, the closing price of the Company's common stock exceeded 130% of the applicable conversion price of its 2012 Notes on at least 20 of the last 30 consecutive trading days of the first calendar quarter ending March 31, 2017. As a result, holders of the 2012 Notes are able to convert their notes during the second calendar quarter of 2017. The carrying amount of the 2012 Note as of April 1, 2017 was $357.2 million (which had a principal value of $363.4 million at April 1, 2017). In the event the closing price conditions are met in the second calendar quarter of 2017 or a future calendar quarter, the 2012 Notes will be convertible at a holder's option during the immediately following calendar quarter. As of April 1, 2017, the if-converted value of the 2012 Notes exceeded the aggregate principal amount by approximately $143.7 million. It is the Company's current intent and policy to settle any conversion of the Convertible Notes as if the Company had elected to make either a net share settlement or all cash election, such that upon conversion, the Company intends to pay the holders in cash for the principal amount of the 2012 Notes and, if applicable, shares of its common stock or cash to satisfy the premium based on a calculated daily conversion value.
The term "Convertible Notes" refers to the 2010 Notes, the 2012 Notes and the 2013 Notes.
Interest expense under the Convertible Notes was as follows:

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
Amortization of debt discount	$4.9	$5.8	$10.1	$12.2
Amortization of deferred financing costs	0.2	0.3	0.5	0.6
Principal accretion	4.3	4.1	8.9	8.2
Non-cash interest expense	9.4	10.2	19.5	21.0
2.00% accrued interest (cash)	1.8	2.7	3.8	5.9
	$11.2	$12.9	$23.3	$26.9
Accounts Receivable Securitization Program
Borrowings under the Securitization Program for the three and six month periods ended April 1, 2017 had weighted-average interest rates of 1.47% and 1.36%, respectively. Interest expense under the Securitization Program aggregated $0.7 million and $1.4 million for the three and six month period ended April 1, 2017. The interest rate on the amounts outstanding at April 1, 2017 was 1.68%. During the first and second quarters of fiscal 2017, the Company paid down a net of $12.0 million and $24.0 million, respectively, as its qualified borrowing base decreased.
Effective April 21, 2017, the Company entered into an amendment to extend the Securitization Program an additional year to April 20, 2018. The amendment allows the Company to continue to borrow up to $200.0 million and due to structural changes to the terms, the borrowing base has fewer limitations. As a result, on April 25, 2017 the Company borrowed an additional $36.0 million increasing the borrowed amount to the $200.0 million maximum allowed.

(6) Derivatives
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
As of April 1, 2017, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the interest rate caps were recorded in the Consolidated Statements of Comprehensive Income as a component of AOCI.
During the three and six months ended April 1, 2017, $1.2 million and $3.3 million, respectively, was reclassified from AOCI to the Company’s Consolidated Statements of Income related to the interest rate cap agreements. The Company expects to similarly reclassify a loss of approximately $6.0 million from AOCI to the Consolidated Statements of Income in the next twelve months.
The aggregate fair value of these interest rate caps was $3.2 million and $1.4 million at April 1, 2017 and September 24, 2016, respectively and is included in Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet. Refer to Note 2 “Fair Value Measurements” above for related fair value disclosures.
Forward Foreign Currency Contracts
The Company enters into forward foreign currency exchange contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar and the Japanese Yen. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. The Company has not elected hedge accounting for any of the forward foreign currency contracts it has executed; however, the Company may seek to apply hedge accounting in future scenarios. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net. During the three and six months ended April 1, 2017, the Company recorded net realized gains of $1.8 million and $3.0 million, respectively, from settling forward foreign currency contracts and an unrealized loss of $3.9 million and an unrealized gain of $4.5 million, respectively, on the mark-to-market for its outstanding forward foreign currency contracts. During the three and six months ended March 26, 2016, the Company recorded realized gains of $0.6 million and $1.0 million, respectively, from settling forward foreign currency contracts and a net unrealized loss of $0.7 million and an unrealized gain of $0.3 million, respectively, on the mark-to-market for its outstanding forward foreign currency contracts.
As of April 1, 2017, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar of forecasted transactions denominated in the Euro, UK Pound, Australian dollar, Canadian Dollar and Japanese Yen with an aggregate notional amount of $80.5 million.

Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of April 1, 2017:

	Balance Sheet Location	April 1, 2017	September 24, 2016
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap agreements	Prepaid expenses and other current assets	$3.2	$1.0
Interest rate cap agreements	Other assets	—	0.4
		$3.2	$1.4

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$3.5	$0.2

Liabilities:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$—	$1.3
The following table presents the unrealized loss recognized in AOCI related to the interest rate caps for the following reporting periods:

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
Amount of gain (loss) recognized in other comprehensive income, net of taxes:
Interest rate cap agreements	$0.4	$(2.2)	$1.1	$(1.9)
The following table presents the adjustment to fair value (realized and unrealized) recorded within the Consolidated Statements of Income for derivative instruments for which the Company did not elect hedge accounting:

Derivatives not classified as hedging instruments	Amount of Gain (Loss) Recognized in Income				Location of Gain (Loss) Recognized in Income
	Three Months Ended April 1, 2017	Three Months Ended March 26, 2016	Six Months Ended April 1, 2017	Six Months Ended March 26, 2016
Forward foreign currency contracts	$(2.1)	$(0.1)	$7.5	$1.3	Other income, net

(7) Commitments and Contingencies
Litigation and Related Matters

On June 9, 2010, Smith & Nephew, Inc. ("Smith & Nephew") filed suit against Interlace Medical, Inc. ("Interlace"), which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. The complaint alleged that the Interlace MyoSure hysteroscopic tissue removal device infringed U.S. patent 7,226,459 (the '459 patent). On November 22, 2011, Smith & Nephew filed suit against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that use of the MyoSure tissue removal system infringed U.S. patent 8,061,359 (the '359 patent). Both complaints sought preliminary and permanent injunctive relief and unspecified damages. On September 4, 2012, following a two week trial, the jury returned a verdict of infringement of both the ‘459 and ‘359 patents and assessed damages of $4.0 million. A two-day bench trial regarding the Company’s assertion of inequitable conduct on the part of Smith & Nephew with regard to the ‘359 patent began on December 10, 2012 and oral arguments on the issue of inequitable conduct were presented on February 27, 2013. On June 27, 2013, the Court denied the Company’s motions related to inequitable conduct and allowed Smith & Nephew’s request for injunction, but ordered that enforcement of the injunction be stayed until final resolution, including appeal, of the current re-examinations of both patents at the United States Patent and Trademark Office (“USPTO”). The Court also rejected the jury’s damage award and ordered the parties to identify a mechanism for resolving the damages issue. The USPTO issued final decisions that the claims of the ‘459 and the '359 patents asserted as part of the litigation are not patentable, which decisions Smith & Nephew appealed to the U.S. Patent Trial and Appeal Board. In 2016, the U.S. Patent Trial and Appeal Board (i) affirmed the USPTO decision with respect to the '459 patent, holding that the claims at issue are invalid, and (ii) reversed the USPTO decision with respect to the '359 patent, holding that the claims at issue are not invalid. The Company and Smith & Nephew have appealed the decisions by the Patent Trial and Appeal Board on the '359 patent and the '459 patent, respectively, to the U.S. Court of Appeals for the Federal Circuit. Briefing on the ‘459 patent was completed on March 27, 2017. Oral arguments have not been scheduled. The Company filed its opening brief on the ‘359 patent on April 14, 2017. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On April 11, 2017, Minerva Surgical, Inc. (“Minerva”) filed suit against the Company and Cytyc Surgical Products, LLC (“Cytyc”) in the United States District Court for the Northern District of California alleging that the Company’s and Cytyc’s NovaSure ADVANCED endometrial ablation device infringes Minerva’s U.S. patent 9,186,208 (the “208 patent”). Minerva is seeking a preliminary and permanent injunction against the Company and Cytyc from selling this NovaSure device as well as enhanced damages and interest, including in lost profits, price erosion and/or royalty. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

In January 2012, Enzo Life Sciences, Inc. ("Enzo") filed suit against the Company's subsidiary, Gen-Probe Incorporated ("Gen-Probe"), in the United States District Court for the District of Delaware, alleging that certain of Gen-Probe’s diagnostics products, including products that incorporate Gen-Probe’s hybridization protection assay technology (HPA), which include the Aptima line of products, infringe Enzo’s U.S. patent 6,992,180 (the '180 patent). On March 6, 2012, Enzo filed suit against the Company in the United States District Court for the District of Delaware, alleging that products based on the Company's Invader chemistry platform, such as Cervista HPV HR and Cervista HPV 16/18, infringe the '180 patent. On July 16, 2012, Enzo amended its complaint to include additional products that include HPA or TaqMan reagent chemistry, including Progensa, AccuProbe and Prodesse product lines. The Company counter-claimed for non-infringement, invalidity and unenforceability of the ‘180 patent. On September 30, 2013, Enzo filed its infringement contentions which added products including "Torch" probes, PACE and certain Procleix assays. Both complaints seek preliminary and permanent injunctive relief and unspecified damages. Enzo asserted the ‘180 patent claims against six other companies, three of which have settled with Enzo. Summary judgment and Daubert motions were filed by the parties on December 15, 2016. A hearing on the summary judgment motions was held on April 4, 2017 and trial in both suits is scheduled to begin on October 2, 2017. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On March 27, 2015, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware. The complaint alleges that certain additional Company molecular diagnostic products, including, inter alia, the Procleix Parvo/HAV assays and coagulation products, including the Invader Factor II test and the Invader Factor V test, also infringe the '180 patent. The complaint further alleged that certain of the Company’s molecular diagnostic products, including the Company’s Progensa PCA3, Aptima and Procleix products using target capture technology infringe Enzo’s U. S. Patent 7,064,197 (the '197 patent). On June 11, 2015, this matter was stayed pending the resolution of summary judgment motions in the other related suits involving the '197 patent. On March 30, 2016, Hologic filed two requests for inter partes review of the ‘197 patent at the USPTO. The USPTO instituted the two inter partes reviews on all challenged claims on October 4, 2016. The oral arguments in both inter partes reviews are scheduled for June 1, 2017. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On October 3, 2016, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware. The complaint alleges that all of the Company's Progensa PCA3, Aptima and Procleix products infringe U.S. Patent 6,221,581. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On February 3, 2017, bioMérieux, S.A. and bioMérieux, Inc. (collectively “bioMérieux”) filed suit against the Company in the United States District Court for the Middle District of North Carolina. The complaint alleged that the Company’s Aptima

HIV-1 RNA Qualitative assay and Aptima HIV-1 Quant Dx assay, as well as products manufactured by the Company and sold to Grifols, S.A. and Grifols Diagnostic Solutions Inc. (“Grifols USA”) for resale under the names Procleix HIV-1/HCV assay, Procleix Ultrio assay, and Procleix Ultrio Plus assay, infringe U.S. Patent Nos. 8,697,352 and 9,074,262. On April 3, 2017, the Company and Grifols USA filed a Motion to dismiss asking the Court to dismiss the complaint in its entirety for bioMérieux’s failure to state a claim upon which relief can be granted. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or range of estimates, or potential losses.
On July 27, 2016, plaintiff ARcare, Inc., individually and as putative representative of a purported nationwide class, filed a complaint against Cynosure.  The plaintiff alleges that Cynosure violated the Telephone Consumer Protection Act by: (i) sending fax advertisements that did not comply with statutory and Federal Communications Commission requirements that senders provide recipients with certain information about how to opt out from receiving faxed advertisements in the future; and (ii) sending unsolicited fax advertisements. The complaint sought damages, declaratory and injunctive relief, and attorneys’ fees on behalf of a purported class of all recipients of purported fax advertisements that the plaintiff alleges did not receive an adequate opt-out notice. On September 30, 2016, Cynosure answered the complaint and denied liability. On September 7, 2016, the plaintiff sent a demand letter seeking a class settlement for statutory damages under Massachusetts General Laws, Chapter 93A § 9 (“Chapter 93A”). On October 7, 2016, Cynosure responded denying any liability under Chapter 93A, but offering the plaintiff statutory damages of $25 on an individual basis.  In March 2017, Cynosure and ARcare entered into a settlement agreement, subject to court approval, which requires Cynosure to pay settlement compensation of $8.5 million notwithstanding the number of claims filed. If approved, Cynosure would receive a full release from the settlement class concerning the conduct alleged in the complaint. As a result of the settlement agreement, Cynosure recorded a charge of $9.2 million, in the period ended December 31, 2016, which is still accrued on the Company's balance sheet as of April 1, 2017.

On March 17, 2017, prior to the consummation of Hologic’s acquisition of Cynosure, Hologic received a written demand for appraisal from BlueMountain Capital Management LLC and its affiliates with respect to 1,200,000 shares of Cynosure (value of $79.2 million at $66.00 per share). On April 17, 2017, the shareholders filed a Petition for Appraisal of Stock in the Court of Chancery of the State of Delaware requesting appraisal and payment of the fair value of their shares as well as interest compounded quarterly at 5% over the Federal Reserve discount rate, from March 22, 2017, to the date of payment. The Company expects to file a response by May 8, 2017, and litigation is expected to proceed.

On March 17, 2017, a purported shareholder of Cynosure, Michael Guido, filed an action against Cynosure in the Court of Chancery of the State of Delaware pursuant to Section 220 of the Delaware General Corporation Law seeking the production of certain books and records, including books and records related to the acquisition of Cynosure by Hologic. The action follows Cynosure’s rejection of Mr. Guido’s demand for these books and records on the ground that he had not met the requirements of the statute. In addition to books and records, the complaint seeks reasonable attorneys’ fees. At this time, based on available information regarding this matter, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or range of estimates, or potential losses.

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

(8) Marketable Securities
The following reconciles the cost basis to fair market value of the Company's equity securities that are classified as available-for-sale. In connection with the acquisition of Cynosure, the Company assumed $82.9 million of short and long-term marketable securities, which were classified as available-for-sale and primarily comprised of state and municipal bonds and U.S. treasury notes. Prior to the end of the second fiscal quarter, the Company liquidated the majority of these investments with the exception of $5.2 million of municipal bonds and recorded a loss of $0.2 million in other income (expenses), net. Subsequent to April 1, 2017, the remaining $5.2 million of investments were liquidated.
As of April 1, 2017, Hologic's marketable securities consist of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Fair Value
Period Ended:
April 1, 2017	$5.9	$—	$(0.4)	$—	$5.5
September 24, 2016	$2.4	$—	$(0.3)	$(1.1)	$1.0

In the first quarter of fiscal 2017, one of the Company's cost-method equity investments became a marketable security, and the Company recorded the increase in value of $4.0 million to other comprehensive income. In the second quarter of fiscal 2017, the Company sold this marketable security and recorded a gain of $3.8 million in other income (expense), net.

In the first quarter of fiscal 2016, the Company sold all of its shares in one of its marketable securities and recorded a gain of $25.1 million in other income, net.

(9) Net Income Per Share
A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
Basic weighted average common shares outstanding	280,215	282,474	279,439	282,725
Weighted average common stock equivalents from assumed exercise of stock options and stock units	2,541	2,301	2,842	2,705
Incremental shares from Convertible Notes premium	3,254	3,082	2,836	4,484
Diluted weighted average common shares outstanding	286,010	287,857	285,117	289,914
Weighted-average anti-dilutive shares related to:
Outstanding stock options	1,841	1,106	1,642	919
Stock units	—	150	6	109
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

(10) Stock-Based Compensation
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
Cost of revenues	$3.6	$2.5	$6.4	$4.7
Research and development	4.1	2.6	6.9	5.0
Selling and marketing	3.2	2.7	5.9	5.2
General and administrative	8.9	6.9	19.8	15.7
	$19.8	$14.7	$39.0	$30.6
The Company granted 1.0 million and 1.0 million stock options during the six months ended April 1, 2017 and March 26, 2016, respectively, with weighted-average exercise prices of $37.94 and $39.47, respectively. There were 6.0 million options outstanding at April 1, 2017 with a weighted-average exercise price of $27.98.
The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
Risk-free interest rate	1.8%	1.6%	1.8%	1.6%
Expected volatility	36.5%	37.8%	36.6%	37.8%
Expected life (in years)	4.7	4.7	4.7	4.7
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$13.44	$11.80	$12.28	$12.98
The Company granted 1.0 million and 1.0 million restricted stock units (RSUs) during the six months ended April 1, 2017 and March 26, 2016, respectively, with weighted-average grant date fair values of $37.74 and $39.63 per unit, respectively. As of April 1, 2017, there were 2.4 million unvested RSUs outstanding with a weighted-average grant date fair value of $33.79 per unit. In addition, the Company granted 0.1 million and 0.2 million performance stock units (PSUs) during the six months ended April 1, 2017 and March 26, 2016, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $37.70 and $39.72 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company is recognizing compensation expense ratably over the required service period based on its estimate of the number of shares that will vest. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million market based awards (MSUs) to its senior management team. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $48.90 per share using the Monte Carlo simulation model. The Company is recognizing compensation expense for the MSUs ratably over the service period.
At April 1, 2017, there was $26.1 million and $77.6 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs and PSUs), respectively, to be recognized over a weighted-average period of 2.8 years and 2.1 years, respectively.

(11) Disposition

Blood Screening Business

On December 14, 2016, the Company entered into a definitive agreement to sell the assets of its blood screening business to its long-time commercial partner, Grifols for a sales price of $1.85 billion in cash, subject to adjustment based on an estimated closing amount of inventory. The divestiture was completed on January 31, 2017, and the Company received $1.865 billion. The sales price is subject to adjustment based on a finalization of inventory provided to Grifols. The sale resulted in a gain of $899.7 million recorded in the second quarter of fiscal 2017 within operations in the Consolidated Statements of Income. As a result of this disposition and proceeds received, the Company recorded a tax obligation of $649.5 million, the majority of which is anticipated to be paid in the third quarter of fiscal 2017. Upon the closing of the transaction, the Company's existing collaboration agreement with Grifols terminated, and a new collaboration agreement was executed as part of this transaction for the Company to provide certain research and development services to Grifols. In addition, the Company has agreed to provide transition services to Grifols over the next two to three years depending on the nature of the respective service, including the manufacture of inventory. The Company has also agreed to sell Panther instrumentation and certain supplies to Grifols as part of a long term supply agreement. In determining the accounting for the multiple elements of the overall arrangement, the Company has allocated $13.1 million of the proceeds to these elements based on their estimated fair values.

The Company has determined this disposal does not qualify to be reported as a discontinued operation as the blood screening business was deemed not to be strategic to the Company and has not had and will not have a major effect on the Company's operations and financial results. Under the previous collaboration agreement, the Company performed research and development activities and manufacturing, while Grifols performed the commercial and distribution activities. The blood screening business was embedded within the Company's molecular diagnostics business, and the Company retains ownership and will continue to use the intellectual property for the underlying technology of its molecular diagnostics assays and instrumentation.
Income from operations of the disposed business for the three and six month periods ended April 1, 2017 and March 26, 2016 was as follows:

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016

Income from operations	$17.3	$27.3	$45.8	$54.3

The Company believes that the sale of its blood screening business to Grifols constitutes an asset sale under the Credit Agreement and the Indenture for its 2022 Notes that, subject to the terms and limitations set forth in the Credit Agreement and the Indenture, the Company is permitted to use the after tax net proceeds to reinvest in its business. The Company is then required to apply the balance of net available cash, unless otherwise consented to by its lenders, to Mandatory Prepayments as defined in the Credit Agreement. The Company has met the reinvestment requirement under both the Credit Agreement and Indenture as a result of the purchase of Cynosure.

(12) Other Balance Sheet Information

	April 1, 2017	September 24, 2016
Inventories
Raw materials	$113.1	$96.4
Work-in-process	47.0	51.7
Finished goods	223.9	126.6
	$384.0	$274.7

Property, plant and equipment
Equipment and software	$397.1	$381.9
Equipment under customer usage agreements	346.6	334.6
Building and improvements	169.4	186.1
Leasehold improvements	71.9	65.6
Land	46.2	51.9
Furniture and fixtures	18.5	18.4
	1,049.7	1,038.5
Less – accumulated depreciation and amortization	(567.0)	(578.3)
	$482.7	$460.2

(13) Business Segments and Geographic Information
The Company has five reportable segments: Diagnostics, Breast Health, GYN Surgical, Skeletal Health and Medical Aesthetics. Certain reportable segments represent an aggregation of operating units within each segment. The Company measures and evaluates its reportable segments based on segment revenues and operating income adjusted to exclude the effect of non-cash charges, such as intangible asset amortization expense, intangible asset and goodwill impairment charges, acquisition related fair value adjustments and integration expenses, restructuring, divestiture and facility consolidation charges and other one-time or unusual items.

Identifiable assets for the five principal operating segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its five reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three and six months ended April 1, 2017 and March 26, 2016. Segment information is as follows:

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
Total revenues:
Diagnostics	$296.0	$304.4	$621.3	$615.1
Breast Health	280.5	275.8	553.8	537.9
GYN Surgical	101.1	90.9	215.9	189.7
Skeletal Health	21.8	22.2	42.8	45.7
Medical Aesthetics	16.0	—	16.0	—
	$715.4	$693.3	$1,449.8	$1,388.4
Income (loss) from operations:
Diagnostics	$929.7	$34.3	$970.9	$65.8
Breast Health	92.7	88.4	177.9	160.0
GYN Surgical	1.8	11.5	27.2	32.3
Skeletal Health	0.1	1.9	(5.7)	4.0
Medical Aesthetics	(24.5)	—	(24.5)	—
	$999.8	$136.1	$1,145.8	$262.1
Depreciation and amortization:
Diagnostics	$64.4	$83.8	$149.3	$167.4
Breast Health	4.6	5.1	9.7	12.4
GYN Surgical	23.4	24.8	48.5	49.5
Skeletal Health	0.2	0.3	0.4	0.6
Medical Aesthetics	2.5	—	2.5	—
	$95.1	$114.0	$210.4	$229.9
Capital expenditures:
Diagnostics	$11.5	$13.0	$21.8	$24.9
Breast Health	1.8	3.4	4.0	5.4
GYN Surgical	3.3	3.4	7.4	6.8
Skeletal Health	0.1	0.1	0.4	0.2
Medical Aesthetics	0.4	—	0.4	—
Corporate	8.0	2.1	15.8	4.4
	$25.1	$22.0	$49.8	$41.7

	April 1, 2017	September 24, 2016
Identifiable assets:
Diagnostics	$2,717.7	$3,771.9
Breast Health	813.4	809.1
GYN Surgical	1,533.8	1,570.7
Skeletal Health	31.4	30.9
Medical Aesthetics	1,832.3	—
Corporate	1,778.0	1,134.4
	$8,706.6	$7,317.0

The Company had no customers that represented greater than 10% of consolidated revenues during the three and six months ended April 1, 2017 and March 26, 2016.
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
Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
United States	79.7%	79.0%	78.9%	78.7%
Europe	9.7%	10.4%	10.1%	10.2%
Asia-Pacific	6.5%	7.4%	7.4%	7.6%
All others	4.1%	3.2%	3.6%	3.5%
	100.0%	100.0%	100.0%	100.0%

(14) Income Taxes
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
The Company’s effective tax rate for the three and six months ended April 1, 2017 was 45.6% and 43.4%, respectively, compared to 25.0% and 25.5%, respectively, for the corresponding periods in the prior year. For the current three and six month periods, the effective tax rate was higher than the statutory tax rate primarily due to the gain on the sale of the blood screening business as the tax basis of the assets sold was lower than the book basis, partially offset by the Company's excess tax benefits, earnings in jurisdictions subject to lower tax rates, the reversal of reserves from settling open audits, and the domestic production activities deduction benefit. For the three and six months ended March 26, 2016, the effective tax rate was lower than the statutory tax rate primarily due to earnings in jurisdictions subject to lower tax rates, the domestic production activities deduction benefit, and a change in the valuation allowance related to the sale of a marketable security that had a gain for book purposes.

During the quarter ended April 1, 2017, the Internal Revenue Service ("IRS") completed its audit for fiscal years 2013 and 2014. The Company made a cash payment of $1.7 million and recorded an income tax benefit of $10.9 million related to the reversal of unrecognized tax benefits.
The Company has $104.0 million of gross unrecognized tax benefits, excluding interest, as of April 1, 2017. The gross unrecognized tax benefits decreased $59.6 million from September 24, 2016, of which $64.0 million was a balance sheet reclassification as a result of the effective settlement during the second quarter of fiscal 2017 of uncertain tax positions related to the convertible debt exchange that took place in the second quarter of fiscal 2013 and $6.2 million was the result of the effective settlement during the quarter of other unrecognized tax benefits, which were offset by $10.6 million of other net year-to-date additions.

In the next twelve months it is reasonably possible that the Company will reduce its gross unrecognized tax benefits by up to approximately $21.0 million due to expiring statutes of limitations.

Non-Income Tax Matters

The Company is subject to tax examinations for value added, sales-based, payroll and other non-income tax items. A number of these examinations are ongoing in various jurisdictions. The Company takes certain non-income tax positions in the jurisdictions in which it operates pursuant to ASC 450. In the normal course of business, the Company's positions and conclusions related to its non-income tax positions could be challenged, resulting in assessments by governmental authorities.

In the second quarter of fiscal 2017, based on current period developments in an ongoing state tax audit, the Company determined that it was probable that it had incurred a loss related to a non-income tax issue. The Company estimated the most likely amount of loss to be $28.8 million for all open years and recorded this charge to general and administrative expenses in the second quarter of fiscal 2017. While the Company believes its estimate is reasonable and appropriate, this matter is still ongoing and additional charges could be recorded in the future.

(15) Intangible Assets
Intangible assets consisted of the following:

Description	As of April 1, 2017		As of September 24, 2016
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology	$4,463.4	$2,028.2	$3,983.7	$1,991.6
In-process research and development	110.7	—	3.7	—
Customer relationships	547.4	374.7	1,098.9	546.2
Trade names	310.2	146.9	236.2	141.6
Distribution agreement	42.0	0.3	—	—
Business licenses	2.4	2.1	2.4	2.1
	$5,476.1	$2,552.2	$5,324.9	$2,681.5
During the second quarter, the Company divested its blood screening business and as such $154.0 million of net book value of developed technology and $387.7 million of net book value of customer contract assets were disposed of. In addition, in the second quarter of fiscal 2017, the Company acquired Cynosure and recorded an aggregate of $994.0 million of intangible assets (see Note 3).
The estimated remaining amortization expense as of April 1, 2017 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2017	$188.2
Fiscal 2018	$369.0
Fiscal 2019	$357.2
Fiscal 2020	$346.1
Fiscal 2021	$324.7

(16) Product Warranties
Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Acquired	Settlements/ Adjustments	Balance at End of Period
Six Months Ended:
April 1, 2017	$5.0	$4.6	$9.9	$(4.1)	$15.4
March 26, 2016	$5.4	$7.3	$—	$(3.3)	$9.4
During the first quarter of fiscal 2016, the Company recorded a warranty provision of $4.0 million related to certain products sold exclusively in the Chinese market.
(17) Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated balances of other comprehensive loss for the periods presented:

	Three Months Ended April 1, 2017					Six Months Ended April 1, 2017
	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(41.8)	$2.1	$(2.5)	$(0.6)	$(42.8)	$(26.1)	$(0.3)	$(2.5)	$(3.4)	$(32.3)
Other comprehensive income (loss) before reclassifications	3.4	0.1	—	0.4	3.9	(12.3)	2.4	—	1.1	(8.8)
Amounts reclassified to statement of income	—	(2.5)	—	1.2	(1.3)	—	(2.4)	—	3.3	0.9
Ending Balance	$(38.4)	$(0.3)	$(2.5)	$1.0	$(40.2)	$(38.4)	$(0.3)	$(2.5)	$1.0	$(40.2)

	Three Months Ended March 26, 2016					Six Months Ended March 26, 2016
	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(19.9)	$(0.9)	$(1.8)	$(3.3)	$(25.9)	$(15.7)	$6.9	$(1.8)	$(3.9)	$(14.5)
Other comprehensive income (loss) before reclassifications	(1.2)	(0.6)	—	(2.2)	(4.0)	(5.4)	(1.2)	—	(1.9)	(8.5)
Amounts reclassified to statement of income	—	—	—	0.7	0.7	—	(7.2)	—	1.0	(6.2)
Ending Balance	$(21.1)	$(1.5)	$(1.8)	$(4.8)	$(29.2)	$(21.1)	$(1.5)	$(1.8)	$(4.8)	$(29.2)

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). ASC 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendment requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and is applicable to the Company in fiscal 2017. The amendment will be applied prospectively to adjustments to provisional amounts that occur after the effective date.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and is applicable to the Company in fiscal 2018. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company's consolidated financial statements but the standard requires enhanced disclosures in certain circumstances based on the Company's assessment of whether any such conditions or events exist that raise substantial doubt regarding the Company's ability to continue as a going concern within the one year period.

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

•	the ability to successfully manage ongoing organizational and strategic changes, including our ability to attract, motivate and retain key employees;

•	the impact and anticipated benefits of completed acquisitions, including our acquisition of Cynosure, Inc. in the second quarter of fiscal 2017, and acquisitions we may complete in the future;

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

OVERVIEW
We are a developer, manufacturer and supplier of premium diagnostics products, medical imaging systems and surgical products with an emphasis on women's health. On March 22, 2017, we acquired Cynosure, Inc., or Cynosure. Cynosure is a developer and manufacturer of a broad array of light-based aesthetic and medical treatment systems. The products are used to provide a diverse range of treatment applications such as non-invasive body contouring, hair removal, skin revitalization and scar reduction, as well as the treatment of vascular lesions. The Cynosure business will be referred to as Medical Aesthetics and will be operated as a separate business segment. As a result of our acquisition of Cynosure, we operate in five segments: Diagnostics, Breast Health, GYN Surgical, Skeletal Health and Medical Aesthetics. We sell and service our products through a combination of direct sales and service personnel and a network of independent distributors and sales representatives.
We offer a wide range of diagnostic products which are used primarily to aid in the diagnosis of human diseases and through January 31, 2017, we offered products that screened donated human blood and plasma. Our primary diagnostics products include our Aptima family of assays, which run on our advanced instrumentation systems (Panther and Tigris), our ThinPrep system, the Rapid Fetal Fibronectin Test and, through January 31, 2017, our Procleix blood screening assays. The Aptima family of assays is used to detect the infectious microorganisms that cause the common sexually transmitted diseases, or STDs, chlamydia and gonorrhea, certain high-risk strains of human papillomavirus, or HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth. In blood screening, we developed and manufactured the Procleix family of assays, which are used to detect various infectious diseases. These blood screening products were marketed worldwide by our former blood screening collaborator, Grifols S.A., or Grifols, to whom we divested the blood screening business.
In the first quarter of fiscal 2017, we entered into a definitive agreement to sell our blood screening business to Grifols for a sales price of $1.85 billion in cash, subject to adjustment based on the closing amount of inventory. The transaction closed on January 31, 2017 and we received $1.865 billion. The sales price is subject to adjustment based on a finalization of inventory provided to Grifols. The sale resulted in a gain of $899.7 million recorded in the second quarter of fiscal 2017. As a result of this disposition and proceeds received, we recorded a tax obligation of $649.5 million, the majority of which we anticipate will be paid in the third quarter of fiscal 2017. Upon the closing of the transaction, our existing collaboration agreement with Grifols terminated, and a new collaboration agreement was executed as part of this transaction for us to provide certain research and development services to Grifols. In addition, we have agreed to provide transition services to Grifols over the next two to three years depending on the nature of the respective service, including the manufacture of inventory. We have also agreed to sell Panther instrumentation and certain supplies to Grifols as part of a long term supply agreement. In the second quarter and year to date period of fiscal 2017, revenue, gross profit and income from operations for our blood screening business were $31.3 million and $96.5 million, respectively, $21.2 million and $64.8 million, respectively, and $17.3 million and $45.8 million, respectively. In the second quarter and year to date period of fiscal 2016, revenue, gross profit and income from operations for our blood screening business were $62.2 million and $122.9 million, respectively, $44.5 million and $86.3 million, respectively, and $27.3 million and 54.3 million, respectively. Following the closing of this disposition, we no longer operate our blood screening business, except to the limited extent we have agreed to support Grifols. See Note 11 to our consolidated financial statements included herein.
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
Our Medical Aesthetics segment offers a portfolio of aesthetic treatment systems, including SculpSure, PicoSure and MonaLisa Touch that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, reduce fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus, ablate sweat glands and improve gynecologic health. This segment also markets radio frequency, or RF, energy sourced medical devices for precision surgical applications such as facial plastic and general surgery, gynecology, ear, nose, and throat procedures, ophthalmology, oral and maxillofacial surgery, podiatry and proctology.
Unless the context otherwise requires, references to we, us, Hologic or our company refer to Hologic, Inc. and its consolidated subsidiaries.
Trademark Notice
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 3D, AccuProbe, Affirm, Aptima, Cervista, C-View, Cynosure, Dimensions, Discovery, Eviva, Genius 3D Mammography, Gen-Probe, Horizon, Interlace, Invader, MyoSure, NovaSure, PACE, Panther, PicoSure, Prodesse, Progensa, Sculpture, ThinPrep and Tigris.
MonaLisa Touch is a trademark of El. En. S.p.A.

MATERIAL ACQUISITION

Cynosure, Inc.

On March 22, 2017, we completed the acquisition of Cynosure and acquired all of the outstanding shares of Cynosure, except for 1.2 million shares that dissented and are pursuing appraisal rights. Pursuant to the terms and conditions of the merger agreement, each share of common stock of Cynosure outstanding immediately prior to the effective time of the acquisition, other than dissenting shares, was canceled and converted into the right to receive $66.00 in cash, except for the dissenting shares. In addition, all outstanding restricted stock units, performance stock units, and stock options were canceled and converted into the right to receive $66.00 per share in cash less the applicable exercise price, as applicable. The acquisition was funded through available cash, and the total purchase price was $1.66 billion. The amount allocated to the dissenting shareholders of $79.2 million has been recorded as a liability.

The preliminary allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of March 22, 2017. We are continuing to obtain information to complete our valuation of intangible assets, as well as to determine the identification and valuation of acquired assets and liabilities, including tax assets and liabilities. The purchase price has been allocated to the acquired assets and assumed liabilities based on management’s estimate of their fair values.

As part of the preliminary purchase price allocation, the Company has determined the identifiable intangible assets are developed technology of $736.0 million, in-process research and development of $107.0 million, trade names of $74.0 million, a distribution agreement of $42.0 million and customer relationships of $35.0 million. The preliminary fair value of the intangible assets has been estimated using the income approach, specifically the excess earning method and relief from royalty method, and the cash flow projections were discounted using rates ranging from 11% to 22%. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

The developed technology assets comprise know-how, patents and technologies embedded in Cynosure’s products and relate to currently marketed products. In-process research and development projects relate to in-process projects that have not reached technological feasibility as of the acquisition date and have no alternative future use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the underlying product or expected commercial release depending on the project. We recorded $107.0 million of in-process research and development assets related to three projects. Based on the results of our preliminary purchase accounting, the projects are expected to be completed during fiscal 2018 and 2019 with a total cost to complete of approximately $18.0 million. Given the uncertainties inherent with product development and introduction, we cannot assure that any of our product development efforts will be successful, completed on a timely basis or within budget, if at all. All of the in-process research and development assets were valued using the multiple-period excess earnings method approach using discount rates ranging from 14% to 22.0%.

The excess of the purchase price over the preliminary estimated fair value of the tangible net assets and intangible assets acquired of $680.2 million was recorded to goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Cynosure acquisition. These benefits include the expectation that the combined company's products in the aesthetic market will significantly broaden our offering in women's health. The combined company is expected to benefit from a broader global presence and with Hologic's direct sales force, primarily its GYN Surgical sales force, and entry into an adjacent, cash-pay segment.

RESULTS OF OPERATIONS
All dollar amounts in tables are presented in millions.

Product Revenues

	Three Months Ended						Six Months Ended
	April 1, 2017		March 26, 2016		Change		April 1, 2017		March 26, 2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$291.2	40.7%	$298.2	43.0%	$(7.0)	(2.3)%	$610.3	42.1%	$601.6	43.3%	$8.7	1.4%
Breast Health	173.3	24.2%	179.0	25.8%	(5.7)	(3.2)%	338.7	23.4%	347.4	25.0%	(8.7)	(2.5)%
GYN Surgical	101.0	14.1%	90.6	13.1%	10.4	11.4%	215.5	14.9%	189.1	13.6%	26.4	14.0%
Skeletal Health	14.9	2.1%	15.2	2.2%	(0.3)	(2.2)%	29.2	2.0%	32.1	2.3%	(2.9)	(9.0)%
Medical Aesthetics	14.4	2.0%	—	—%	14.4	100.0%	14.4	1.0%	—	—%	14.4	100.0%
	$594.8	83.1%	$583.0	84.1%	$11.8	2.0%	$1,208.1	83.4%	$1,170.2	84.2%	$37.9	3.2%
We generated an increase in product revenues in both the three and six month periods of 2.0% and 3.2%, respectively, compared to the corresponding periods in the prior year primarily due to our acquisition of Cynosure on March 22, 2017 and an increase in GYN Surgical sales. Cynosure's results are reported in our new Medical Aesthetics segment and is the sole business in this segment. In both periods, we had decreases in product revenues in our Breast and Skeletal Health segments. In the current six month period, we had an increase in product revenues related to our Diagnostics business, but a decrease in the three month period as a result of the sale of our blood screening business effective January 31, 2017. Our Diagnostics revenues, excluding blood screening, increased in both current year periods. The increases in overall product revenues were reduced by the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies, most notably the Euro and UK Pound. The current six month period included an extra week as fiscal 2017 is a 53-week year and the first quarter of fiscal 2017 was a 14-week quarter compared to the first quarter of fiscal 2016, a 13-week quarter.
Diagnostics product revenues decreased 2.3% in the current three month period and increased 1.4% in the current six month period, respectively compared to the corresponding periods in the prior year primarily due to the decrease in Blood Screening revenues of $23.7 million and $19.5 million, respectively, as a result of the divestiture of the business during the current quarter. In connection with the divestiture agreement, we have committed to providing Grifols manufacturing support through the defined transition services period and long term access to Panther instrumentation and certain supplies. As such, we will continue to generate a level of revenues but much lower than historical trends. Excluding the divestiture of blood screening, diagnostic product revenues grew driven by increases in Molecular Diagnostics of $16.9 million and $28.4 million in the current three and six month periods, respectively, while Cytology and Perinatal revenues were consistent year over year.
Molecular Diagnostics product revenue, and in particular revenue related to our Aptima family of assays, increased in the current three and six month periods due to our increased installed base of Panther instruments, which is driving higher volumes of assay testing, and an additional week in the current six month period compared to the corresponding period in the prior year. These increases were partially offset by a slight decline in average selling prices, a reduction in Cystic Fibrosis revenues as we discontinued the product at the end of the second quarter of fiscal 2016, a reduction in Cervista HPV revenues as our larger customers transition to our Panther system, and the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.
Breast Health product revenues decreased 3.2% and 2.5% in the current three and six month periods compared to the corresponding periods in the prior year primarily due to lower sales volume of our 3D Dimensions systems and related components in the U.S., partially offset by an increase in international sales volumes and a slight increase in average sales prices. In addition, the lower revenue was attributable a decline in 2D systems as we discontinued the Selenia system and the negative foreign currency effect of the strengthening U.S. dollar on our sales denominated in foreign currencies. These decreases were partially offset by the increase in our recently launched Affirm Prone table, an increase in C-view sales and higher volumes of our Eviva product.

GYN Surgical product revenues increased 11.4% and 14.0% in the current three and six month periods, respectively compared to the corresponding periods in the prior year primarily due to increases in MyoSure system sales of $10.9 million and $22.3 million, respectively, as MyoSure continues to gain strong market acceptance. NovaSure revenues were essentially flat in the current three month period and increased $4.2 million in the current six month period compared to the corresponding periods in the prior year as, in the first quarter of 2017, volumes increased globally, which we believe is partially attributable to a competitive withdrawal from the market during fiscal 2016, which has now normalized. These increases were partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.
Skeletal Health product revenues decreased 2.2% and 9.0% in the current three and six month periods, respectively compared to the corresponding periods in the prior year, primarily due to a decrease in our mini C-arm sales in the U.S. due to competitive pressures, which was partially offset by Horizon osteoporosis assessment product sales volume in the current three month period.
Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
United States	78.8%	77.8%	77.9%	77.5%
Europe	10.1%	10.9%	10.7%	10.7%
Asia-Pacific	6.8%	8.1%	7.8%	8.4%
All others	4.3%	3.2%	3.6%	3.4%
	100.0%	100.0%	100.0%	100.0%
Service and Other Revenues

	Three Months Ended						Six Months Ended
	April 1, 2017		March 26, 2016		Change		April 1, 2017		March 26, 2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$120.6	16.9%	$110.3	15.9%	$10.3	9.3%	$241.7	16.7%	$218.2	15.7%	$23.5	10.7%
Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment. Service and other revenues increased 9.3% and 10.7% in the current three and six month periods, respectively compared to the corresponding periods in the prior year primarily due to higher service contract conversion and renewal rates, an additional week in the current year six month period, higher spare parts sales, and the Cynosure acquisition, which contributed $1.6 million in both current year periods. These increases were partially offset by lower royalty revenues in our Diagnostics segment.
Cost of Product Revenues

	Three Months Ended						Six Months Ended
	April 1, 2017		March 26, 2016		Change		April 1, 2017		March 26, 2016		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$200.6	33.7%	$182.0	31.2%	$18.6	10.2%	$398.8	33.0%	$370.1	31.6%	$28.7	7.8%
Amortization of Intangible Assets	65.2	11.0%	70.8	12.2%	(5.6)	(7.9)%	138.7	11.5%	144.3	12.3%	(5.6)	(3.8)%
	$265.8	44.7%	$252.8	43.4%	$13.0	5.1%	$537.5	44.5%	$514.4	44.0%	$23.1	4.5%
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 33.7% and 33.0% in the current three and six month periods, respectively, compared to 31.2% and 31.6% in the corresponding periods in the prior year. Cost of product revenues as a percentage of product revenues in the current three and six month periods were higher in Diagnostics, GYN

Surgical and Skeletal Health but decreased in Breast Health compared to the prior year periods, resulting in the decrease in overall product margins. In addition, the cost of product revenues was higher due the inclusion of Cynosure results partially due to the impact of the step-up in inventory in purchase accounting, which was $2.4 million in both current year periods.
Diagnostics' product costs as a percentage of revenue increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the divestiture of the blood screening business that occurred during the second quarter of fiscal 2017. The cost as a percentage of revenue also increased due to a shift in sales to lower margin international molecular diagnostic products, unfavorable absorption, a slight decline in Aptima average selling prices, and the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, partially offset by the increase in Aptima assay volumes.
Breast Health’s product costs as a percentage of revenue decreased in the current three and six months periods compared to the corresponding periods in the prior year primarily due to higher software revenues primarily due to our C-View product and 3D upgrades, which have higher gross margins than capital equipment sales. In addition, the prior year six month period included a $6.0 million aggregate charge related to inventory and warranty costs associated with product produced exclusively for the Chinese market was recorded in the first quarter of fiscal 2016 that did not recur in the current year period. These product cost as a percentage of revenue decreases were partially offset by the volume impact of the decreases in 3D Dimensions systems and related component revenue.
GYN Surgical’s product costs as a percentage of revenue increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a product mix shift of increasing sales of our slightly lower margin MyoSure products versus Novasure devices and unfavorable manufacturing variances.
Skeletal Health’s product costs as a percentage of revenue increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to lower volumes and an increase in obsolescence charges.
Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 8.5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. The decrease in amortization expense is primarily driven by the divestiture of the blood screening business resulting in lower amortization expense of $5.8 million and $6.2 million in the current three and six month periods, respectively. The decrease was also driven to a lesser degree from lower amortization expense related to the Cytyc acquisition intangibles, which are being amortized based on the pattern of economic benefits. This decrease is partially offset by amortization expense of $1.9 million from intangible assets acquired from Cynosure.
Cost of Service and Other Revenues

	Three Months Ended						Six Months Ended
	April 1, 2017		March 26, 2016		Change		April 1, 2017		March 26, 2016		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$60.9	50.5%	$55.5	50.3%	$5.4	9.9%	$118.8	49.1%	$109.9	50.4%	$8.9	8.0%
Service and other revenues gross margin was essentially flat in the current three month period compared to the corresponding period in the prior year and increased to 50.9% in the current six month period compared to 49.7% in the corresponding period in the prior year. Within our Breast Health segment, the increase in gross margin is related to higher service revenue from the continued conversion of a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period improving leverage of our service infrastructure.

Operating Expenses

	Three Months Ended						Six Months Ended
	April 1, 2017		March 26, 2016		Change		April 1, 2017		March 26, 2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$55.4	7.7%	$59.1	8.5%	$(3.7)	(6.3)%	$109.8	7.6%	$110.8	8.0%	$(1.0)	(0.9)%
Selling and marketing	103.4	14.4%	100.8	14.5%	2.6	2.6%	213.3	14.7%	200.3	14.4%	13.0	6.5%
General and administrative	117.4	16.4%	62.4	9.0%	55.0	88.1%	187.3	12.9%	139.5	10.0%	47.8	34.3%
Amortization of intangible assets	10.8	1.5%	22.8	3.3%	(12.0)	(52.6)%	32.2	2.2%	45.4	3.3%	(13.2)	(29.2)%
Gain on sale of business	(899.7)	(125.8)%	—	—%	(899.7)	(100.0)%	(899.7)	(62.1)%	—	—%	(899.7)	(100.0)%
Restructuring and divestiture charges	1.6	0.2%	3.8	0.5%	(2.2)	(57.9)%	4.8	0.3%	6.0	0.4%	(1.2)	(20.0)%
	$(611.1)	(85.4)%	$248.9	35.9%	$(860.0)	(345.5)%	$(352.3)	(24.3)%	$502.0	36.2%	$(854.3)	(170.2)%
Research and Development Expenses. Research and development expenses decreased 6.3% and 0.9% in the current three and six month periods compared to the corresponding periods in the prior year primarily due to lower project spend primarily in Diagnostics and the divestiture of the blood screening business, partially offset by increased consulting expenses. Partially offsetting the decrease in the six month period was fiscal 2017 has an additional week of expenses. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses increased 2.6% and 6.5% in the current three and six month periods compared to the corresponding periods in the prior year. The increase in the current three month period was primarily due to the inclusion of Cynosure, which contributed $4.8 million as expenses related to Hologic's legacy business decreased slightly as a result of lower commissions, marketing initiatives in Breast Health and trade shows. These decreases were partially offset by higher compensation from increased headcount in GYN Surgical and Breast Health. For the current six month period, the increase was primarily due to the inclusion of Cynosure, higher compensation from an increase in headcount in GYN Surgical and Breast Health as well as increased investment in our international infrastructure including additional headcount, and higher trade show, meeting expenses and training, partially offset by lower commissions and marketing initiatives. In addition, there was an extra week of spend in the current six month period.
General and Administrative Expenses. General and administrative expenses increased 88.1% and 34.3% in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a charge of $28.8 million for non-income tax related matters recorded in the second quarter, acquisition, transaction and related expenses of $19.4 million and $22.0 million, respectively, increased compensation and benefits partially due to higher stock compensation, increased information systems infrastructure and project costs, the inclusion of Cynosure expenses of $1.9 million and additional expenses incurred for integration and divestiture activities. These increases in both periods were partially offset by lower consulting and tax fees related to organizational structure changes and improvements. The increase in the current six month period was also due to an additional week of expenses partially offset by lower medical device excise tax of $6.7 million as it is currently not imposed on the sale of medical devices in the United States, lower legal fees which is primarily due to the fact that the prior year six month period included a $6.0 million charge to settle a legal fee dispute.
Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, distributor relationships and business licenses related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to lower amortization expense from intangible assets related to the blood screening business of $11.2 million and $12.1 million, respectively, that was disposed of during the current quarter. This decrease was partially offset by intangible asset amortization expense of $0.5 million as a result of the Cynosure acquisition.

Gain on Sale of Business. In the second quarter of fiscal 2017 we completed the sale of our blood screening business to Grifols and recorded a gain of $899.7 million. For additional information pertaining to the disposition please refer to Note 11 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.
Restructuring and Divestiture Charges. In fiscal 2015, we decided to shut down our Bedford, Massachusetts facility and transfer production of our Skeletal Health products to a third-party contract manufacturer and other activities to our Marlborough, Massachusetts and Danbury, Connecticut facilities. We also implemented additional organizational changes to our international operations in fiscal 2016. In addition in connection with our acquisition of Cynosure, we expect to implement certain organizational changes. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are recognized either ratably over the respective required employee service periods or up-front for contractual benefits, and other charges are being recognized as incurred. In the current quarter, we recorded $1.6 million for severance benefits, primarily for certain Cynosure executives. In the current six month period, we recorded net charges of $3.5 million primarily related to lease obligation charges for a vacated section of our Bedford facility. In the prior year three and six month periods, we recorded aggregate charges of $3.8 million and $6.0 million related to the actions noted above for severance and benefits. For additional information pertaining to restructuring actions and charges, please refer to Note 4 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.
Interest Expense

	Three Months Ended				Six Months Ended
	April 1, 2017	March 26, 2016	Change		April 1, 2017	March 26, 2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(37.5)	$(39.1)	$1.6	(4.1)%	$(77.9)	$(78.3)	$0.4	(0.5)%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our Convertible Notes, 2022 Senior Notes, and amounts borrowed under our Credit Agreement and Accounts Receivable Securitization Program. The decrease in interest expense in the current three and six month periods compared to the corresponding periods in the prior year was primarily due to lower outstanding debt balances as a result of scheduled principal payments, and Convertible Note repurchases in fiscal 2016, partially offset by an additional week in the current six month period, higher expense from interest rate cap agreements and an increase in the LIBOR rate compared to the prior year periods.
Debt Extinguishment Loss

	Three Months Ended				Six Months Ended
	April 1, 2017	March 26, 2016	Change		April 1, 2017	March 26, 2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Debt Extinguishment Loss	$—	$(4.5)	$4.5	(100.0)%	$—	$(4.5)	$4.5	(100.0)%

On various dates during the second quarter of fiscal 2016, we entered into privately negotiated repurchase transactions and extinguished $90.0 million and $136.6 million principal amount of our 2010 Notes and 2012 Notes, respectively. In connection with these transactions, we recorded a debt extinguishment loss of $3.8 million and $0.7 million on the 2010 Notes and 2012 Notes, respectively, related to the difference between the fair value of their respective liability components and carrying values at the repurchase dates plus a pro-rata amount of deferred issuance costs.

Other Income (Expense), net

	Three Months Ended				Six Months Ended
	April 1, 2017	March 26, 2016	Change		April 1, 2017	March 26, 2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income (Expense), net	$3.4	$(0.8)	$4.2	**	$13.6	$26.9	$(13.3)	(49.4)%
** Percentage not meaningful

For the current three month period, this account was primarily comprised of $3.6 million of net realized gains on the sale of marketable securities, a gain of $1.6 million on the cash surrender value of life insurance contracts related to our deferred compensation plan, partially offset by $1.9 million in net foreign currency exchange losses. For the corresponding three month period in the prior year, this account was primarily comprised of losses of $0.8 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan and net foreign currency exchange losses of $0.1 million.

For the current six month period, this account was primarily comprised of $3.6 million of net realized gains on the sale of marketable securities, a gain of $2.5 million on the cash surrender value of life insurance contracts related to our deferred compensation plan and $7.3 million in net foreign currency exchange gains. For the prior year corresponding six month period, this account was primarily comprised of $25.2 million realized gain on the sale of a marketable security, a gain of $0.4 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan, and net foreign currency exchange gains of $1.0 million.
Provision for Income Taxes

	Three Months Ended				Six Months Ended
	April 1, 2017	March 26, 2016	Change		April 1, 2017	March 26, 2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$440.8	$23.0	$417.8	**	$470.4	$52.8	$417.6	**
** Percentage not meaningful
Our effective tax rate for the three and six months ended April 1, 2017 was 45.6% and 43.4%, respectively, compared to 25.0% and 25.5%, respectively, for the corresponding periods in the prior year. For the current three and six month periods, the effective tax rate was higher than the statutory tax rate primarily due to the gain on the sale of the blood screening business as the tax basis of the assets sold was lower than the book basis, partially offset by our excess tax benefits, earnings in jurisdictions subject to lower tax rates, the reversal of reserves from settling open audits, and the domestic production activities deduction benefit. For the three and six months ended March 26, 2016, the effective tax rate was lower than the statutory tax rate primarily due to earnings in jurisdictions subject to lower tax rates, the domestic production activities deduction benefit, and a change in the valuation allowance related to the sale of a marketable security that had a gain for book purposes.
Segment Results of Operations
We report our business as five segments: Diagnostics, Breast Health, GYN Surgical, Skeletal Health and Medical Aesthetics. The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 24, 2016. We measure segment performance based on total revenues and operating income or loss. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.

Diagnostics

	Three Months Ended				Six Months Ended
	April 1, 2017	March 26, 2016	Change		April 1, 2017	March 26, 2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$296.0	$304.4	$(8.4)	(2.8)%	$621.3	$615.1	$6.2	1.0%
Operating Income	$929.7	$34.3	$895.4	2,610.5%	$970.9	$65.8	$905.1	1,375.5%
Operating Income as a % of Segment Revenue	314.1%	11.2%			156.3%	10.7%
Diagnostics revenues decreased in the current three month period, but increased in the current six month period compared to the corresponding periods in the prior year primarily due to the fluctuations in product revenues discussed above.
Operating income for this business segment increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the gain on the disposition of the blood screening business of $899.7 million partially offset by a decrease in gross profit primarily due to the blood screening divestiture. Excluding the impact of the gain, operating income decreased in the current quarter, primarily reflecting the divestiture of the blood screening business, but increased for the current six month period compared to the prior year corresponding periods. Gross margin was 46.7% and 47.8% in the current three and six month periods, respectively, compared with 50.3% in each of the corresponding prior year periods. The decrease in gross margin was primarily due to lower revenues as a result of the disposition of the blood business, slight decline in Aptima average selling prices, and the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, partially offset by the increase in Aptima assay volumes and lower amortization expense.
Exclusive of the impact of the gain on the sale of the blood screening business, operating expenses decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to lower amortization expense as a result of the blood screening divestiture, lower research and development expenses related to a reduction in project spending. In addition, the current year six month period expenses were lower primarily due to a reduction of legal fees and charges as the prior year period included a $6.0 million settlement of a legal fee dispute, and there was not medical device excise tax, which was $2.8 million in the prior year period. These decreases in operating expenses were partially offset by an increase in non-income taxes of $8.7 million recorded in the second quarter of fiscal 2017.
Breast Health

	Three Months Ended				Six Months Ended
	April 1, 2017	March 26, 2016	Change		April 1, 2017	March 26, 2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$280.5	$275.8	$4.7	1.7%	$553.8	$537.9	$15.9	2.9%
Operating Income	$92.7	$88.4	$4.3	4.9%	$177.9	$160.0	$17.9	11.2%
Operating Income as a % of Segment Revenue	33.1%	32.1%			32.1%	29.7%
Breast Health revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to increases of $10.3 million and $24.5 million in service revenue, respectively, partially offset by the $5.7 million and $8.7 million decreases in product revenue discussed above in the current three and six month periods.
Operating income for this business segment increased in the current three and six month periods due to an increase in gross profit from higher revenue, which was partially offset by higher operating expenses compared to the corresponding three and six month periods in the prior year. The overall gross margin increased to 61.9% and 61.3% in the current three and six month periods, respectively, compared to 60.2% and 58.5% in the corresponding three and six month periods in the prior year primarily due to the increase in service revenue and software product sales compared to the prior year period. In addition, the prior year six month period included a $6.0 million aggregate charge related to inventory and warranty costs associated with product produced exclusively for the Chinese market. The gross margin increases were partially offset by the volume impact of the decreases in 3D Dimensions systems and related component revenue.
Operating expenses increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in non-income taxes of $4.6 million recorded in the second quarter of fiscal 2017, an increase in compensation and commissions from increased head count, higher marketing expenditures internationally, and increased trade show and meeting expenses. These expense increases were partially offset by lower medical device excise taxes of $2.5 million in the six month period, and a reduction of domestic marketing program spend and lower restructuring related charges.
GYN Surgical

	Three Months Ended				Six Months Ended
	April 1, 2017	March 26, 2016	Change		April 1, 2017	March 26, 2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$101.1	$90.9	$10.2	11.2%	$215.9	$189.7	$26.2	13.8%
Operating Income	$1.8	$11.5	$(9.7)	(84.3)%	$27.2	$32.3	$(5.1)	(15.8)%
Operating Income as a % of Segment Revenue	1.7%	12.7%			12.6%	17.0%
GYN Surgical revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increases in product revenues discussed above.
Operating income for this business segment decreased in the current three and six month periods compared to the corresponding periods in the prior year due to increases in operating expenses, which were partially offset by increases in gross profit as result of higher revenues. Gross margin increased to 61.9% and 63.0% in the current three and six month periods, respectively, from 59.8% and 61.7% in the corresponding periods in the prior year primarily due to a decrease in amortization expense.
Operating expenses increased in the current three and six month periods primarily due to charges recorded for non-income tax matters of $15.5 million, increases in compensation from additional headcount, higher commissions due to increased sales, increased spend on marketing initiatives and increased product development spend.
Skeletal Health

	Three Months Ended				Six Months Ended
	April 1, 2017	March 26, 2016	Change		April 1, 2017	March 26, 2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$21.8	$22.2	$(0.4)	(1.8)%	$42.8	$45.7	$(2.9)	(6.3)%
Operating Income (Loss)	$0.1	$1.9	$(1.8)	(94.8)%	$(5.7)	$4.0	$(9.7)	(242.3)%
Operating Income (Loss) as a % of Segment Revenue	0.5%	8.7%			(13.3)%	8.8%
Skeletal Health revenues decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the decrease in product revenues discussed above.
Operating income decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to decreases in gross profit from lower revenues and increased obsolescence charges. Gross margin rate was 44.8% and 39.7% in the current three and six month periods, respectively, compared to 51.0% and 49.6%, respectively, in the corresponding periods in the prior year. This business also had higher operating expenses in the current six month period related to the facility closure costs incurred for the Bedford facility of $3.5 million, but expenses in the current three month period that were essentially flat.
Medical Aesthetics

	Three Months Ended				Six Months Ended
	April 1, 2017	March 26, 2016	Change		April 1, 2017	March 26, 2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$16.0	$—	$16.0	100.0%	$16.0	$—	$16.0	100.0%
Operating Loss	$(24.5)	$—	$(24.5)	(100.0)%	$(24.5)	$—	$(24.5)	(100.0)%
Operating Loss as a % of Segment Revenue	(153.0)%	(100.0)%			(153.1)%	(100.0)%
Medical Aesthetics revenue increased in the current three and six month periods related to the acquisition of Cynosure.
The operating loss of $24.5 million in the current three and six month periods was primarily due to acquisition expenses of $18.5 million, amortization of intangible assets of $2.5 million, step-up to fair value of inventory sold of $2.4 million, restructuring and retention costs and integration expenses, partially offset by gross profit in absolute dollars from revenues.

LIQUIDITY AND CAPITAL RESOURCES
At April 1, 2017, we had $323.6 million of a working capital deficit and our cash and cash equivalents totaled $1,134.6 million. Our cash and cash equivalents balance increased by $586.2 million during the first six months of fiscal 2017 primarily due to cash generated through investing activities as a result of the sale of our blood screening business and operating activities, partially offset by the purchase of Cynosure and repayments of debt and capital expenditures.
In the first six months of fiscal 2017, our operating activities provided us with $253.4 million of cash, primarily due to net income of $613.3 million, non-cash charges for depreciation and amortization aggregating $210.4 million, stock-based compensation expense of $39.0 million and non-cash interest expense of $26.9 million related to our outstanding debt. These adjustments to net income were partially offset by a gain on the sale of our blood screening business of $899.7 million and a decrease in net deferred tax liabilities of $262.6 million, primarily from the amortization of intangible assets and reversal of deferred taxes related to blood screening intangible assets that were disposed of. Cash provided by operations also included a net cash inflow of $529.6 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by an increase in accrued expenses of $551.9 million primarily related to taxes payable on the gain on the sale of the blood screening business partially offset by a decrease in compensation for payments of fiscal 2016 bonuses and timing of accrued payroll, and a decrease in accounts receivable of $28.0 million due to improved collections. These cash inflows were partially offset by an increase in inventories of $29.0 million as inventory levels were built up to meet anticipated demand and a decrease in deferred revenue of $18.2 million primarily due to meeting revenue recognition criteria on certain transactions.
In the first six months of fiscal 2017, we generated $423.8 million of cash from investing activities, primarily related to $1.865 billion in proceeds from the sale of our blood screening business and $81.8 million in proceeds from the sale of marketable securities. These cash inflows were partially offset by $1.47 billion in cash used to acquire Cynosure, net of cash acquired, and $49.8 million for capital expenditures, which primarily consisted of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware.
In the first six months of fiscal 2017, our financing activities used cash of $85.5 million primarily for principal payments of $37.5 million related to amounts outstanding under our Credit Agreement, net repayments of $36.0 million under our asset securitization agreement, payments of $21.0 million to extinguish our 2010 Notes, and payments of $17.6 million for employee-related taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $26.6 million from our equity plans, primarily from the exercise of stock options.
Debt

We had total recorded debt outstanding of $3.3 billion at April 1, 2017, which is comprised of amounts outstanding under our Credit Agreement of $1.36 billion (principal $1.37 billion), 2022 Senior Notes of $979.7 million (principal $1.0 billion), Convertible Notes of $782.8 million (principal $733.4 million), which includes accretion of interest at 4.0% per annum on the 2013 Notes, and amounts outstanding under the accounts receivable securitization program of $164.0 million.
Credit Agreement
The credit facilities under the Credit Agreement consist of:
•A $1.5 billion secured term loan to Hologic with a final maturity date of May 29, 2020 (the "Term Loan"); and
•A secured revolving credit facility under which we may borrow up to $1 billion, subject to certain sublimits, with a final maturity date of May 29, 2020 (the "Revolver").

As of April 1, 2017, the principal amount outstanding under the Term Loan was $1.37 billion and there were no amounts outstanding under the Revolver.
Borrowings are secured by first-priority liens on, and a first-priority security interest in, substantially all of our assets, with certain exceptions.
We are required to make scheduled principal payments under the Term Loan in increasing amounts ranging from $18.75 million per three-month period commencing with the three-month period ending on September 25, 2015 to $37.5 million per three-month period commencing with the three-month period ending on September 28, 2018. The remaining balance of the Term Loan is due at maturity. In addition, subject to the terms and conditions set forth in the Credit Agreement, we are required to make certain mandatory prepayments from specified excess cash flows from operations (to the extent our net senior secured leverage ratio exceeds a certain ratio) and from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances and insurance recoveries (subject to certain reinvestment rights) (“Mandatory Prepayments”). Mandatory Prepayments are required to be applied by us, first, to the Term Loan, second, to any outstanding amount under the swing line sublimit, and third to any outstanding amount under a letter of credit sublimit. Subject to certain limitations, we may voluntarily prepay any of the credit facilities under the Credit Agreement without premium or penalty. We believe that the sale of our blood screening business to Grifols constitutes an asset sale under our Credit Agreement and that, subject to the terms and limitations set forth in our Credit Agreement, we are permitted to use the after tax net proceeds to reinvest in our business. We are then required to apply the balance of net available cash, unless otherwise consented to by our lenders, to Mandatory Prepayments. We have met the reinvestment requirement under the Credit Agreement as a result of our purchase of Cynosure.
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
The Credit Agreement contains two financial ratio covenants measured as of the last day of each fiscal quarter: a total net leverage ratio and an interest coverage ratio. We were in compliance with these covenants as of April 1, 2017.
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
We may redeem the 2022 Senior Notes at any time prior to July 15, 2018 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the 2022 Senior Notes indenture ("the Indenture"). We may also redeem up to 35% of the aggregate principal amount of our 2022 Senior Notes with the net cash proceeds of certain equity offerings at any time and from time to time before July 15, 2018, at a redemption price equal to 105.250% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. We also have the option to redeem the 2022 Senior Notes on or after: July 15, 2018 through July 14, 2019 at 102.625% of par; July 15, 2019 through July 14, 2020 at 101.313% of par; and July 15, 2020 and thereafter at 100% of par. If we undergo a change of control, as provided in the Indenture, we will be required to make an offer to purchase each holder’s 2022 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date. We believe that the sale of our blood screening business to Grifols constitutes an Asset Disposition under the Indenture. Subject to the terms and limitations set forth in the Indenture, we are permitted to use the after tax net proceeds received from an Asset Disposition (as defined in the Indenture), among other things, to repay our senior secured indebtedness, to repay or repurchase our Convertible Notes, to reinvest in our business, to make certain prepayments or repurchases of senior indebtedness, including the 2022 Senior Notes, and/or to establish a reserve of proceeds from all Asset Dispositions of up to the greater of $300 million or 3.0% of our total assets. We are then required to apply the balance of net available cash after application in accordance with the Indenture, to make an offer to the holders of the 2022 Senior Notes and other of our senior indebtedness to repurchase such Notes or other senior indebtedness at a price of no less than 100% of the then outstanding principal amount thereof plus accrued and unpaid interest. We have met the reinvestment requirement under the Indenture as a result of our purchase of Cynosure.
Convertible Notes
At April 1, 2017, our Convertible Notes, in the aggregate principal amount of $733.4 million, are recorded at $782.8 million, which includes accretion of interest at 4.0% per annum on the 2013 Notes and is net of the unamortized debt discount attributed to the embedded conversion feature of the convertible notes. These notes consist of:

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
During the first calendar quarter of 2017, the closing price of our common stock exceeded 130% of the applicable conversion price of the 2012 Notes on at least 20 of the last 30 consecutive trading days of the calendar quarter ending March 31, 2017. As a result, holders of the 2012 Notes are able to convert their notes during the second calendar quarter of 2017. The carrying amount of the 2012 Note as of April 1, 2017 was $357.2 million (which had a principle value of $363.4 million at April 1, 2017). As of April 1, 2017, the if-converted value of the 2012 Notes exceeded the aggregate principal amount by approximately $143.7 million.
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

Accounts Receivable Securitization Program
On April 25, 2016, we entered into a one-year $200.0 million accounts receivable securitization program (the "Securitization Program") with several of our wholly owned subsidiaries and certain financial institutions. Under the terms of the Securitization Program, we and certain of our wholly-owned subsidiaries sell our customer receivables to a bankruptcy remote special purpose entity, which is wholly-owned by us. The special purpose entity, as borrower, and we, as servicer, have entered into a Credit and Security Agreement with several lenders pursuant to which the special purpose entity may borrow from the lenders up to $200.0 million, with the loans secured by the receivables. The amount that the special purpose entity may borrow at a given point in time is determined based on the amount of qualifying receivables that are present in the special purpose entity at such point in time. As of April 1, 2017, $164.0 million was outstanding under the Securitization Program. The assets of the special purpose entity secure the amounts borrowed and cannot be used to pay our other debts or liabilities.
On April 21, 2017, we entered into an amendment to extend the Securitization Program an additional year to April 20, 2018. The amendment allows us to continue to borrow up to $200.0 million and due to structural changes to the terms, the borrowing base has fewer limitations. As a result, on April 25, 2017 we borrowed an additional $36.0 million, increasing the borrowed amount to the $200.0 million maximum allowed.
The Credit and Security Agreement contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, and an event of default upon a change of control. In addition, it contains financial covenants consistent with that of the Credit Agreement. As of April 1, 2017, we were in compliance with these covenants.
Divestiture and Acquisition
In connection with our divestiture of our blood screening business in the second quarter of fiscal 2017 in which we received $1.865 billion and recorded a net book gain of $899.7 million, we have incurred a tax liability of $649.5 million, the majority of which will be paid in the third quarter of fiscal 2017.
In connection with our acquisition of Cynosure, holders of 1.2 million Cynosure shares dissented and did not tender their shares. These shareholders have sought a valuation appraisal for the transaction. As such, based on the per share value of the acquisition of $66.00 per share, we have recorded a $79.2 million liability as of April 1, 2017.
Stock Repurchase Program
On June 21, 2016, the Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common stock over the next five years. There were no repurchases of common stock made under this authorization during the six months ended April 1, 2017.
Legal Contingencies
We are currently involved in several legal proceedings and claims. In connection with these legal proceedings and claims, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed, as applicable in consultation with outside counsel, and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with ASC 450, Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such financial outcome can be reasonably estimated. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings. Information with respect to this disclosure may be found in Note 7 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
Future Liquidity Considerations
We believe that our cash and cash equivalents, cash flows from operations, the cash available under our Revolver and our accounts receivable securitization program will provide us with sufficient funds in order to fund our expected normal operations and debt payments, including interest and potential payouts for any Convertible Notes, including for which conversion or repurchase obligations may be triggered, over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt and related deferred tax liabilities, as applicable, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our Credit Agreement, 2022 Senior Notes, Convertible Notes and the Securitization Program. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 24, 2016.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, publicly-traded debt and equity securities, cost-method equity investments, insurance contracts and related deferred compensation plan liabilities, interest rate caps, forward foreign currency contracts, accounts payable and debt obligations. Except for our outstanding Convertible Notes and 2022 Senior Notes, the fair value of these financial instruments approximates their carrying amount. As of April 1, 2017, we have $733.4 million in principal amount of Convertible Notes outstanding, including $363.4 million principal amount of our 2012 Notes and $370.0 million principal amount of our 2013 Notes. The Convertible Notes are recorded net of the unamortized debt discount and deferred issuance costs on our consolidated balance sheets. The fair value of our 2012 Notes and 2013 Notes as of April 1, 2017 was approximately $507.1 million and $459.5 million, respectively. The fair value of our 2022 Senior Notes was approximately $1.05 billion. Amounts outstanding under our Credit Agreement and Securitization Program of $1.37 billion and $164.0 million, respectively, as of April 1, 2017 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
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
As of April 1, 2017, there was $1.37 billion of aggregate principal outstanding under the Credit Agreement and $164.0 million aggregate principal outstanding under the securitization program. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by less than $1.0 million due to the low current interest rate environment. During fiscal 2015, we entered into multiple interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding. The critical terms of the interest rate caps were designed to mirror the terms of our LIBOR-based borrowings under the Credit Agreement, and therefore the interest rate caps are highly effective at offsetting the cash flows being hedged. We designated these derivatives as cash flow hedges of the variability of the Libor-based interest payments on $1.0 billion of principal over a 3-year period, which ends on December 31, 2017.

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

We conduct business worldwide and maintain sales and service offices outside the United States as well as manufacturing facilities in Costa Rica and the United Kingdom. Our international sales are denominated in a number of currencies, primarily the Euro, U.S. dollar, UK Pound and Renminbi. The majority of our foreign subsidiaries' functional currency is the local currency, although certain foreign subsidiaries functional currency is the U.S. dollar based on the nature of their operations or functions. Our revenues denominated in foreign currencies are positively affected when the U.S. dollar weakens against them and adversely effected when the U.S. dollar strengthens. Fluctuations in foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency. We have executed forward foreign currency contracts to hedge a portion of results denominated in the Euro, UK Pound, Australian dollar, Japanese Yen and Canadian dollar. These contracts do not qualify for hedge accounting. As a result, we may experience volatility in our Consolidated Statements of Income due to (i) the impact of unrealized gains and losses reported in other income, net on the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other income, net, whereas the offsetting economic gains and losses are reported in the line item of the underlying cash flow, for example, revenue.
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
As of April 1, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of April 1, 2017. We closed the acquisition of Cynosure on March 22, 2017, and Cynosure's total assets and revenues constituted 23.9% and 2.2%, respectively, of our consolidated total assets and revenues as shown on our consolidated financial statements as of and for the three months ended April 1, 2017. As the acquisition occurred in the second quarter of fiscal 2017, we excluded Cynosures' internal control over financial reporting from the scope of our assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition, if specified conditions are satisfied.
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Except as described above, that evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The acquisition of Cynosure had a material impact on internal control over financial reporting. Due to the timing of the acquisition, we expect to exclude the internal control over financial reporting of Cynosure from our evaluation of internal control over financial reporting of the Company for the year ending September 30, 2017. This exclusion would be in accordance with general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recent business acquisition may be omitted from management’s report on internal control over financial reporting in the first year of consolidating an acquired business, if specified conditions are satisfied.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.
Information with respect to this Item may be found in Note 7 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended September 24, 2016.
Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 24, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
January 1, 2017 – January 28, 2017	2,886	$40.02	—	$—	$500.0
January 29, 2016 – February 25, 2017	18,101	40.54	—	—	500.0
February 26, 2017 – April 1, 2017	8,113	41.66	—	—	500.0
Total	29,100	$—	—	$—	$500.0
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

(2)
On June 21, 2016, the Board of Directors authorized the repurchase of up to an additional $500.0 million of our outstanding common stock over the next five years. There were no repurchases of common stock made under this authorization during the quarter ended April 1, 2017.

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

2.1	Agreement and Plan of Merger, dated as of February 14, 2017, by and among Hologic, Inc., Cynosure, Inc. and Minuteman Merger Sub, Inc.	8-K	February 14, 2017

3.1	Sixth Amended and Restated Bylaws of Hologic, Inc.	8-K	March 9, 2017

10.1	Intellectual Property License, dated as of January 31, 2017, by and among Hologic, Inc., Gen-Probe Incorporated and Grifols Diagnostic Solutions Inc.	8-K	February 2, 2017

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition
_______________

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	May 10, 2017	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2017	/s/ Robert W. McMahon

Robert W. McMahon
Chief Financial Officer (Principal Financial Officer)