Form 10-Q
period 2017-07-01
HOLOGIC INC
filed 2017-08-02
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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
As of July 31, 2017, 280,473,469 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Revenues:
Product	$674.1	$601.3	$1,882.3	$1,771.5
Service and other	132.0	116.1	373.6	334.3
	806.1	717.4	2,255.9	2,105.8
Costs of revenues:
Product	249.3	191.1	648.1	561.2
Amortization of intangible assets	79.1	77.9	217.9	222.2
Service and other	68.1	55.3	186.8	165.2
Gross Profit	409.6	393.1	1,203.1	1,157.2
Operating expenses:
Research and development	62.5	58.8	172.3	169.6
Selling and marketing	145.4	109.0	358.8	309.2
General and administrative	65.5	62.5	252.7	202.0
Amortization of intangible assets	15.2	21.9	47.3	67.3
Gain on sale of business	—	—	(899.7)	—
Restructuring and divestiture charges	6.0	1.5	10.8	7.5
	294.6	253.7	(57.8)	755.6
Income from operations	115.0	139.4	1,260.9	401.6
Interest income	1.1	0.2	3.3	0.6
Interest expense	(39.1)	(39.1)	(117.1)	(117.4)
Debt extinguishment loss	(2.6)	—	(2.6)	(4.5)
Other income, net	0.1	0.6	13.7	27.5
Income before income taxes	74.5	101.1	1,158.2	307.8
Provision for income taxes	15.0	16.3	485.4	69.1
Net income	$59.5	$84.8	$672.8	$238.7
Net income per common share:
Basic	$0.21	$0.31	$2.40	$0.85
Diluted	$0.21	$0.30	$2.35	$0.83
Weighted average number of shares outstanding:
Basic	280,824	277,853	279,901	281,101
Diluted	287,638	282,302	285,957	287,377

See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net income	$59.5	$84.8	$672.8	$238.7
Changes in foreign currency translation adjustment	11.6	(3.8)	(0.7)	(9.2)
Changes in unrealized holding gains and losses on available-for-sale securities, net of tax of $0.1 and $0.1 for the three and nine months July 1, 2017:
Gain (loss) recognized in other comprehensive income (loss)	—	—	2.4	(1.2)
(Gain) reclassified from accumulated other comprehensive loss to the statements of income	—	—	(2.4)	(7.2)
Changes in value of hedged interest rate caps, net of tax of $0.2 and $0.5 for the three and nine months ended July 1, 2017 and $0.9 and $2.1 for the three and nine months ended June 25, 2016:
(Loss) gain recognized in other comprehensive income (loss), net	(0.4)	(1.5)	0.7	(3.4)
Loss reclassified from accumulated other comprehensive loss to the statements of income	1.6	1.2	4.9	2.2
Other comprehensive income (loss)	12.8	(4.1)	4.9	(18.8)
Comprehensive income	$72.3	$80.7	$677.7	$219.9
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	July 1, 2017	September 24, 2016
ASSETS
Current assets:
Cash and cash equivalents	$588.4	$548.4
Accounts receivable, less reserves of $9.3 and $12.7, respectively	520.3	447.0
Inventories	357.0	274.7
Prepaid income taxes	18.1	16.9
Prepaid expenses and other current assets	52.2	39.6
Total current assets	1,536.0	1,326.6
Property, plant and equipment, net	485.5	460.2
Intangible assets, net	2,835.8	2,643.4
Goodwill	3,165.0	2,803.1
Other assets	95.7	83.7
Total assets	$8,118.0	$7,317.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,013.3	$296.0
Accounts payable	148.7	156.9
Accrued expenses	467.0	287.6
Deferred revenue	182.2	161.4
Current portion of capital lease obligations	1.6	—
Total current liabilities	1,812.8	901.9
Long-term debt, net of current portion	2,207.6	3,049.4
Capital lease obligations, net of current portion	23.2	—
Deferred income tax liabilities	1,032.0	982.6
Deferred revenue	20.0	15.9
Other long-term liabilities	156.8	224.5
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 287,517 and 285,015 shares issued, respectively	2.9	2.9
Additional paid-in-capital	5,605.5	5,560.3
Accumulated deficit	(2,465.4)	(3,138.2)
Treasury stock, at cost – 7,289 shares	(250.0)	(250.0)
Accumulated other comprehensive loss	(27.4)	(32.3)
Total stockholders’ equity	2,865.6	2,142.7
Total liabilities and stockholders’ equity	$8,118.0	$7,317.0
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	July 1, 2017	June 25, 2016
OPERATING ACTIVITIES
Net income	$672.8	$238.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	63.5	61.3
Amortization	265.2	289.5
Non-cash interest expense	38.9	38.8
Stock-based compensation expense	53.4	45.1
Deferred income taxes	(304.6)	(104.2)
Net gains on sale of marketable securities	(3.6)	(25.1)
Fair value write-up of inventory sold	22.3	—
Debt extinguishment loss	2.6	4.5
Gain on sale of business	(899.7)	—
Other adjustments and non-cash items	1.8	1.2
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(29.7)	(10.8)
Inventories	(20.2)	2.1
Prepaid income taxes	(4.5)	1.9
Prepaid expenses and other assets	(4.4)	(16.2)
Accounts payable	(28.3)	14.4
Accrued expenses and other liabilities	15.4	34.7
Deferred revenue	0.8	(6.2)
Net cash (used in) provided by operating activities	(158.3)	569.7
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(1,478.9)	—
Proceeds from sale of business	1,865.0	—
Purchase of property and equipment	(35.8)	(27.0)
Increase in equipment under customer usage agreements	(38.2)	(35.8)
Proceeds from sale of available-for-sale marketable securities	87.1	31.1
Purchases of insurance contracts	—	(5.2)
Sales of mutual funds	—	5.2
Purchase of intellectual property	—	(4.0)
Increase in other assets	(5.6)	(0.4)
Net cash provided by (used in) investing activities	393.6	(36.1)
FINANCING ACTIVITIES
Repayment of long-term debt	(56.3)	(56.2)
Repayment of amounts borrowed under accounts receivable securitization program	(48.0)	—
Proceeds from accounts receivable securitization program	48.0	200.0
Payments to extinguish convertible notes	(290.1)	(311.5)
Proceeds from amounts borrowed under revolving credit line	125.0	50.0
Repayment of amounts borrowed under revolving credit line	—	(225.0)
Repurchase of common stock	—	(250.0)
Net proceeds from issuance of common stock pursuant to employee stock plans	42.5	27.4
Payments under capital lease obligations	(0.4)	—
Payment of minimum tax withholdings on net share settlements of equity awards	(19.3)	(16.1)
Net cash used in financing activities	(198.6)	(581.4)
Effect of exchange rate changes on cash and cash equivalents	3.3	(2.0)
Net increase (decrease) in cash and cash equivalents	40.0	(49.8)
Cash and cash equivalents, beginning of period	548.4	491.3
Cash and cash equivalents, end of period	$588.4	$441.5
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and nine months ended July 1, 2017 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 30, 2017. Fiscal 2017 is a 53 week fiscal period and this additional week was included in the results for the first quarter of fiscal 2017 and the nine months ended July 1, 2017.
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
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting (ASU 2016-09). This guidance changes how companies account for certain aspects of share-based payments to employees. The amendments in the update are effective for annual periods beginning after December 15, 2016, and were applicable to the Company in fiscal 2018 with early adoption permitted in any interim or annual period. During the first quarter of fiscal 2017, the Company elected to early adopt this standard. The update requires certain changes to presentation of the financial statements as follows:

•
All excess tax benefits and deficiencies are recognized as a component of the provision for income taxes on a discrete basis in the period in which the equity awards vest and/or are settled. Previously, the Company recorded this tax impact directly to additional paid in capital. For the three and nine months ended July 1, 2017, the Company recorded a tax benefit of $2.1 million and $9.9 million, respectively. The standard does not permit retroactive presentation of this benefit to prior fiscal years on the Consolidated Statements of Income.

•
The tax benefit or deficiency is required to be classified as a cash flow provided by (used in) operating activities. It was previously required to be presented as a cash flow provided by financing activities in the Consolidated Statements of Cash Flows, with a corresponding adjustment to operating cash flows. As permitted by ASU 2016-09, the Company has elected to adopt this classification on a retrospective basis, and therefore, the prior fiscal period Consolidated Statement of Cash Flows has been recast for this provision resulting in cash flows provided by operations increasing $9.2 million for the nine months ended June 25, 2016 with a corresponding increase to cash flows used in financing activities.

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

Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three and nine months ended July 1, 2017.

(2) Fair Value Measurements
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company has investments in publicly-traded companies, which are valued using quoted market prices, representing Level 1 assets. The Company also has investments in derivative instruments consisting of interest rate caps and forward foreign currency contracts, which are valued using analyses obtained from independent third party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of the Company's interest rate caps and forward foreign currency contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 6 for further discussion and information on the interest rate caps and forward foreign currency contracts.
The Company has a payment obligation to the participants under its Nonqualified Deferred Compensation Plan (“DCP”). This liability is recorded at fair value based on the underlying value of certain hypothetical investments under the DCP as designated by each participant for their benefit. Since the value of the DCP obligation is based on market prices, the liability is classified within Level 1.
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at July 1, 2017:

		Fair Value at Reporting Date Using
	Balance as of July 1, 2017	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$0.2	$0.2	$—	$—
Interest rate cap - derivative	2.6	—	2.6	—
Forward foreign currency contracts	0.5	—	0.5	—
Total	$3.3	$0.2	$3.1	$—
Liabilities:
Deferred compensation liabilities	$42.0	$42.0	$—	$—
Forward foreign currency contracts	0.5	—	0.5	—
Total	$42.5	$42.0	$0.5	$—
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets consist of cost-method equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill.
The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $3.2 million and $3.5 million at July 1, 2017 and September 24, 2016, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost, less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to make such an estimate would be impractical.
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

Amounts outstanding under the Company’s Credit Agreement and Securitization Program of $1.48 billion and $200.0 million aggregate principal, respectively, as of July 1, 2017 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2022 Senior Notes had a fair value of approximately $1.05 billion as of July 1, 2017 based on their trading price, representing a Level 1 measurement. The fair values of the Company’s Convertible Notes were based on the trading prices of the respective notes and represents a Level 1 measurement. Refer to Note 5 for the carrying amounts of the various components of the Company’s debt.
The estimated fair values of the Company’s Convertible Notes at July 1, 2017 were as follows:

2012 Notes	387.1
2013 Notes	329.9
$717.0

(3) Business Combinations

Cynosure Inc.

On March 22, 2017, the Company completed the acquisition of Cynosure and acquired all of the outstanding shares of Cynosure, except for 1.2 million shares the holders of which have demanded appraisal rights (the "dissenting shares"). Pursuant to the terms and conditions of the merger agreement, each share of common stock of Cynosure outstanding immediately prior to the effective time of the acquisition was canceled and converted into the right to receive $66.00 in cash, except for the dissenting shares. In addition, all outstanding restricted stock units, performance stock units, and stock options were canceled and converted into the right to receive $66.00 per share in cash less the applicable exercise price, as applicable. The acquisition was funded through available cash, and the Company paid $1.58 billion at closing. The amount allocated to the dissenting shareholders of $79.2 million has been recorded as a liability. As required by law, the Company is accruing interest related to the acquisition consideration owed to the dissenting shares and recorded interest expense of $1.5 million in the third quarter of fiscal 2017. The Company incurred $18.5 million of transaction costs, which were recorded within general and administrative expenses in the second quarter of fiscal 2017.

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

The purchase price consideration was as follows:

Cash paid	$1,578.6
Accrued liability relating to dissenting shareholders	79.2
Total purchase price	$1,657.8

The total purchase price was allocated to Cynosure’s preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values of those assets as of March 22, 2017, as set forth below. The preliminary purchase price allocation is as follows:

Cash	$107.2
Marketable securities	82.9
Accounts receivable	40.2
Inventory	121.1
Property, plant and equipment	44.1
Other assets and liabilities, net	13.3
Accounts payable and accrued expenses	(74.5)
Deferred revenue	(11.2)
Capital lease obligation	(25.2)
Identifiable intangible assets:
Developed technology	736.0
In-process research and development	107.0
Distribution agreement	42.0
Customer relationships	35.0
Trade names	74.0
Deferred income taxes, net	(313.6)
Goodwill	679.5
Purchase Price	$1,657.8

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

As part of the preliminary purchase price allocation, the Company has determined the identifiable intangible assets are developed technology, in-process research and development ("IPR&D"), a distribution agreement, customer relationships, and trade names. The preliminary fair value of the intangible assets has been estimated using the income approach, and the cash flow projections were discounted using rates ranging from 11% to 12%, except for the IPR&D assets in which the Company used a range of 14% to 22%. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

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

The distribution agreement intangible asset primarily relates to Cynosure's exclusive distribution rights for the MonaLisa Touch device in certain geographic regions. The customer relationships intangible asset pertains to Cynosure's relationships with its end customers and related service arrangements and distributors throughout the world. Trade names relate to the Cynosure corporate name and primary product names, and the Company used the Relief-from-Royalty Method to estimate the fair value of this asset.

Developed technology, distribution agreement, customer relationships and trade names are being amortized on a straight-line basis over a weighted average period of 11.8 years, 8 years, 7.7 years and 8.9 years, respectively.

The preliminary calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The factors contributing to the recognition of the preliminary amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Cynosure acquisition. These benefits include the expectation that the Company's entry into the aesthetics market will significantly broaden the Company's offering in women's health. The combined company is expected to benefit from a broader global presence, synergistic utilization of Hologic's direct sales force, primarily its GYN Surgical sales force, with certain Cynosure products, and the Company's entry into an adjacent cash-pay segment. None of the goodwill is expected to be deductible for income tax purposes.

Cynosure's revenue and pre-tax loss, which excludes acquisition expenses incurred by the Company, for the period from the acquisition date to July 1, 2017 were $126.0 million and $51.4 million, respectively. The pre-tax loss includes amortization expense, the impact of the step-up in inventory, retention and integration expenses including legal and consulting fees, and restructuring charges. The following unaudited pro forma information presents the combined financial results for the Company and Cynosure as if the acquisition of Cynosure had been completed at the beginning of the prior fiscal year, September 26, 2015:

	Nine Months Ended	Nine Months Ended
	July 1, 2017	June 25, 2016
	(unaudited)	(unaudited)
Revenue	$2,438.5	$2,411.6
Net income	$671.4	$168.6
Basic earnings per common share	$2.40	$0.60
Diluted earnings per common share	$2.35	$0.59

The unaudited pro forma information for the nine months ended July 1, 2017 and fiscal 2016 was calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. Fiscal 2017 unaudited pro forma net income was adjusted to exclude acquisition-related transaction costs, restructuring and retention costs solely related to the acquisition, and the impact of the fair value step-up to inventory. These expenses have been added to fiscal 2016 unaudited pro forma net income. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments to reflect pro forma results of operations as if the acquisition occurred on September 27, 2015, such as fair value adjustments to inventory and property, plant and equipment, increased expenses for restructuring charges and retention costs, and increased amortization for the fair value of acquired intangible assets. The pro forma information does not reflect the effect of costs, other than restructuring, or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

Medicor Medical Supply

On April 7, 2017, the Company completed the acquisition of MMS Medicor Medical Supplies GmbH ("Medicor") for a purchase price of approximately $19.0 million, which includes a working capital adjustment of $2.0 million that was paid in the fourth quarter of fiscal 2017, and a holdback of $1.9 million that is payable two years from the date of acquisition. Medicor was a long-standing distributor of the Company's Breast and Skeletal Health products in Germany, Austria and Switzerland. Based on the Company's preliminary valuation, it has allocated $5.4 million of the purchase price to the preliminary value of intangible assets, which have a weighted average life of 7.7 years, and $8.4 million to goodwill. The remaining $5.2 million of purchase price has been allocated to the acquired tangible assets and liabilities. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities.

(4) Restructuring and Divestiture Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. In addition, the Company continually assesses its management and organizational structure. As a result of these assessments, the Company has undertaken various restructuring actions, which are described below. The following table displays charges related to these actions recorded in the fiscal 2017 year to date period (nine months ended July 1, 2017) and fiscal 2016 (the year ended September 24, 2016) and a rollforward of the accrued balances from September 24, 2016 to July 1, 2017:

	Fiscal 2017 Actions	Fiscal 2016 Actions	Total
Restructuring and Divestiture Charges
Fiscal 2016 charges:
Workforce reductions	—	$10.5	$10.5
Fiscal 2016 restructuring charges	$—	$10.5	$10.5
Fiscal 2017 charges:
Severance costs and adjustments	$5.8	$0.2	$6.0
Facility closure costs	—	4.8	4.8
Fiscal 2017 restructuring charges	$5.8	$5.0	$10.8

	Fiscal 2017 Actions	Fiscal 2016 Actions	Fiscal 2015 Actions	Fiscal 2014 Actions	Total
Rollforward of Accrued Restructuring
Balance as of September 24, 2016	$—	$5.5	$0.2	$0.6	$6.3
Fiscal 2017 charges	5.8	5.0	—	—	10.8
Severance payments and adjustments	—	(4.9)	(0.2)	—	(5.1)
Other payments	—	(1.0)	—	(0.2)	(1.2)
Balance as of July 1, 2017	$5.8	$4.6	$—	$0.4	$10.8

Fiscal 2017 Actions
During the second quarter of fiscal 2017, the Company completed its acquisition of Cynosure. In connection with the acquisition, the Company decided to terminate certain Cynosure executives in the second quarter of fiscal 2017 and recorded $1.5 million in severance and benefits charges. During the third quarter of fiscal 2017, the Company decided to terminate additional members of the executive team and recorded $4.3 million in severance and benefits charges. The charges were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712) or ASC 420, Exit or Disposal Cost Obligations (ASC 420) depending on the executive. Additional terminations may occur, but the Company does not have a formal plan at this time, nor does it expect any resulting charges to be material.
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

During the third quarter of fiscal 2015, the Company decided to close its Bedford, Massachusetts facility where it manufactured its Skeletal Health products and provided certain support manufacturing services for its Breast Health segment. The manufacturing of the Skeletal Health products was outsourced to a third-party, and the Breast Health manufacturing services were moved to the Company's Danbury, Connecticut and Marlborough, Massachusetts facilities. In addition, research and development, sales and services support and administrative functions were moved to both Marlborough and Danbury. The transition was substantially completed by the end of calendar 2016. In connection with this plan, certain employees, primarily in manufacturing, were terminated. The employees were notified of termination and related benefits in the first quarter of fiscal 2016, and the Company recorded these charges pursuant to ASC 420. Employees were required to remain employed during this transition period and charges were recorded ratably over the required service period. The Company recorded a total of $1.7 million in severance and benefits charges in fiscal 2016 of which $0.5 million and $1.4 million were recorded in the three and nine months ended June 25, 2016, respectively. This action is complete and no additional severance and benefits charges are expected.

In connection with shutting down the Bedford location, during the first quarter of fiscal 2017 the Company recorded $3.5 million for lease obligation charges related to a section of the facility that the Company had determined met the cease-use date criteria. The Company made certain assumptions regarding the time period it would take to obtain a subtenant and the sublease rates it can obtain. During the third quarter of fiscal 2017, the Company updated its assumption regarding the time period it will take to obtain a subtenant at the Bedford location and as a result recorded an additional $1.3 million lease obligation charge. These estimates may vary from the actual sublease agreements executed, if at all, resulting in an adjustment to the charge. The Company has vacated other portions of the building but not the entire facility, and at this time does not meet the cease-use date criteria to record additional restructuring charges.

During the first quarter of fiscal 2016, the Company began implementing a second plan to consolidate and improve operational efficiency of its international sales and marketing and field services operations and certain support functions. As a result, the Company identified and terminated certain employees during each quarter in fiscal 2016. Severance and benefit charges under this action were recorded pursuant to ASC 712 and ASC 420 depending on the circumstances. The Company recorded severance and benefit charges of $7.9 million in fiscal 2016 related to this plan. The Company recorded severance and benefits charges of $1.0 million and $6.1 million in the three and nine months ended June 25, 2016, respectively, related to this plan.

(5) Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	July 1, 2017	September 24, 2016
Current debt obligations, net of debt discount:
Term Loan	$111.9	$83.8
Revolver	$125.0	$—
Securitization Program	200.0	200.0
Convertible Notes	576.4	12.2
Total current debt obligations	$1,013.3	$296.0
Long-term debt obligations, net of debt discount:
Term Loan	1,227.0	1,308.2
2022 Senior Notes	980.6	977.7
Convertible Notes	—	763.5
Total long-term debt obligations	$2,207.6	$3,049.4
Total debt obligations	$3,220.9	$3,345.4
Credit Agreement
Borrowings outstanding under the Credit Agreement for the three and nine months ended July 1, 2017 had weighted-average interest rates of 2.50% and 2.28%, respectively. The interest rate on the outstanding Term Loan borrowing at July 1, 2017 was 2.72%. Borrowings outstanding under the Credit Agreement for the three and nine months ended June 25, 2016 had weighted-average interest rates of 2.19% and 2.11%, respectively. Interest expense under the Credit Agreement aggregated $10.5 million and $30.1 million for the three and nine months ended July 1, 2017, which includes non-cash interest expense of $1.0 million and $3.2 million, respectively, related to the amortization of the deferred issuance costs and accretion of the debt discount. Interest expense under the Credit Agreement aggregated $10.5 million and $31.2 million for the three and nine months ended June 25, 2016, which includes $1.1 million and $3.2 million of non-cash interest expense related to the amortization of the deferred issuance costs and accretion of the debt discount.
During the third quarter of fiscal 2017, the Company borrowed $125.0 million under the Revolver of the Credit Agreement.
The Credit Agreement contains two financial covenants, a total net leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter. These terms, and the calculation thereof, are defined in the Credit Agreement. As of July 1, 2017, the Company was in compliance with these covenants.
2022 Senior Notes
The Company's 5.250% Senior Notes due 2022 (the “2022 Senior Notes”) mature on July 15, 2022 and bear interest at the rate of 5.250% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2016. The Company recorded interest expense of $14.0 million and $43.2 million for the three and nine months ended July 1, 2017, respectively, which includes non-cash interest expense of $1.0 million and $2.9 million, respectively, related to the amortization of the deferred issuance costs and accretion of the debt discount. The Company recorded interest expense related to these notes of $14.0 million and $41.9 million in the three and nine months ended June 25, 2016, respectively, which included non-cash interest expense of $1.0 million and $2.9 million, respectively, related to the amortization of deferred issuance costs and accretion of the debt discount.
Convertible Notes
On various dates during the third quarter of fiscal 2017, the Company entered into privately negotiated repurchase transactions and extinguished $100.0 million principal amount of each of its 2.00% Convertible Senior Notes due 2042 (the "2012 Notes") and 2.00% Convertible Senior Notes due 2043 (the "2013 Notes"), for total payments of $269.1 million. This amount includes the conversion premium resulting from the Company's stock price on the date of the transactions being in excess of the conversion prices of $31.175 and $38.59, respectively, and on the 2013 Notes accreted principal of approximately $18.5 million.

The Company accounted for the extinguishments under the derecognition provisions of subtopic ASC 470-20-40, which requires the allocation of the fair value of the consideration transferred and transaction costs incurred to the extinguishment of the liability component and the reacquisition of the equity component. In connection with these transactions, the Company recorded a debt extinguishment loss of $2.6 million in the third quarter of fiscal 2017. The debt extinguishment loss was comprised of the write-off of the pro-rata amount of debt issuance costs and the loss on the debt itself calculated as the difference between the fair value of the liability component of the notes repurchased and its related carrying value. In addition, under this accounting standard, a portion of the fair value of the consideration transferred is allocated to the reacquisition of the equity component, which is the difference between the fair value of the consideration transferred and the fair value of the liability component immediately before the extinguishment. As a result, on a gross basis, $51.6 million of the consideration paid was allocated to the reacquisition of the equity component of the original instrument, which was recorded net of deferred taxes of $23.5 million within additional paid-in-capital.
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
During the third quarter of fiscal 2017, the closing price of the Company's common stock exceeded 130% of the applicable conversion price of its 2012 Notes on at least 20 of the last 30 consecutive trading days of the second calendar quarter ending June 30, 2017. As a result, holders of the 2012 Notes are able to convert their notes during the third calendar quarter of 2017. The carrying amount of the 2012 Notes as of July 1, 2017 was $260.0 million (which had a principal value of $263.4 million at July 1, 2017). In the event the closing price conditions are met in the third calendar quarter of 2017 or a future calendar quarter, the 2012 Notes will be convertible at a holder's option during the immediately following calendar quarter. As of July 1, 2017, the if-converted value of the 2012 Notes exceeded the aggregate principal amount by approximately $123.7 million. It is the Company's current intent and policy to settle any conversion of the Convertible Notes as if the Company had elected to make either a net share settlement or all cash election, such that upon conversion, the Company intends to pay the holders in cash for the principal amount of the 2012 Notes and, if applicable, shares of its common stock or cash to satisfy the premium based on a calculated daily conversion value.
On various dates during the second quarter of fiscal 2016, the Company entered into privately negotiated repurchase transactions and extinguished $90.0 million and $136.6 million principal amount of the 2010 Notes and 2012 Notes, respectively, for total payments of $140.1 million and $171.3 million, respectively. These amounts include the conversion premium resulting from the Company's stock price on the date of the transactions being in excess of the conversion price of $23.03 and $31.175 for the 2010 Notes and 2012 Notes, respectively. The Company accounted for the extinguishments under the derecognition provisions of subtopic ASC 470-20-40 and recorded a debt extinguishment loss of $4.5 million in the second quarter of fiscal 2016. In addition, on a gross basis, $88.8 million of the consideration paid was allocated to the reacquisition of the equity component of the original instrument, which was recorded net of deferred taxes of $22.5 million within additional paid-in-capital.
The term "Convertible Notes" refers to the 2010 Notes, the 2012 Notes and the 2013 Notes.
Interest expense under the Convertible Notes was as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Amortization of debt discount	$4.4	$5.2	$14.5	$17.3
Amortization of deferred financing costs	0.2	0.2	0.7	0.9
Principal accretion	3.9	4.2	12.8	12.4
Non-cash interest expense	8.5	9.6	28.0	30.6
2.00% accrued interest (cash)	1.6	2.1	5.4	8.0
	$10.1	$11.7	$33.4	$38.6

Accounts Receivable Securitization Program
Effective April 21, 2017, the Company entered into an amendment to extend the Securitization Program an additional year to April 20, 2018. The amendment allows the Company to continue to borrow up to $200.0 million and due to structural changes to the terms, the borrowing base has fewer limitations. As a result, on April 25, 2017, the Company borrowed an additional $36.0 million increasing the borrowed amount to the $200.0 million maximum allowed.
Borrowings under the Securitization Program for the three and nine month periods ended July 1, 2017 had weighted-average interest rates of 1.22% and 1.32%, respectively. Interest expense under the Securitization Program aggregated $0.9 million and $2.3 million for the three and nine month period ended July 1, 2017. The interest rate on the amounts outstanding at July 1, 2017 was 1.92%. Interest expense under the Securitization Program aggregated $0.4 million for the three and nine month periods ended June 25, 2016.

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
As of July 1, 2017, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial, and all changes in the fair value of the interest rate caps were recorded in the Consolidated Statements of Comprehensive Income as a component of AOCI.
During the three and nine months ended July 1, 2017, $1.6 million and $4.9 million, respectively, was reclassified from AOCI to the Company’s Consolidated Statements of Income related to the interest rate cap agreements. The Company expects to similarly reclassify a loss of approximately $4.4 million from AOCI to the Consolidated Statements of Income in the next twelve months.
The aggregate fair value of these interest rate caps was $2.6 million and $1.4 million at July 1, 2017 and September 24, 2016, respectively, and is included in Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet. Refer to Note 2 “Fair Value Measurements” above for related fair value disclosures.
Forward Foreign Currency Contracts
The Company enters into forward foreign currency exchange contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar and the Japanese Yen. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. The Company has not elected hedge accounting for any of the forward foreign currency contracts it has executed; however, the Company may seek to apply hedge accounting in future scenarios. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net. During the three and nine months ended July 1, 2017, the Company recorded net realized gains of $1.1 million and $4.0 million, respectively, from settling forward foreign currency contracts and an unrealized loss of $3.5 million and an unrealized gain of $1.1 million, respectively, on the mark-to-market for its outstanding forward foreign currency contracts. During the three and nine months ended June 25, 2016, the Company recorded a realized loss of $0.2 million and realized gain of $0.8 million, respectively, from settling forward foreign currency contracts and net unrealized gains of $0.2 million and $0.6 million, respectively, on the mark-to-market for its outstanding forward foreign currency contracts.
As of July 1, 2017, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar of forecasted transactions denominated in the Euro, UK Pound, Australian dollar, Canadian Dollar and Japanese Yen with an aggregate notional amount of $42.3 million.
Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of July 1, 2017:

	Balance Sheet Location	July 1, 2017	September 24, 2016
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap agreements	Prepaid expenses and other current assets	$2.6	$1.0
Interest rate cap agreements	Other assets	—	0.4
		$2.6	$1.4

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$0.5	$0.2

Liabilities:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$0.5	$1.3
The following table presents the unrealized gain (loss) recognized in AOCI related to the interest rate caps for the following reporting periods:

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Amount of gain (loss) recognized in other comprehensive income, net of taxes:
Interest rate cap agreements	$(0.4)	$(1.5)	$0.7	$(3.4)
The following table presents the adjustment to fair value (realized and unrealized) recorded within the Consolidated Statements of Income for derivative instruments for which the Company did not elect hedge accounting:

Derivatives not classified as hedging instruments	Amount of Gain (Loss) Recognized in Income				Location of Gain (Loss) Recognized in Income
	Three Months Ended July 1, 2017	Three Months Ended June 25, 2016	Nine Months Ended July 1, 2017	Nine Months Ended June 25, 2016
Forward foreign currency contracts	$(2.4)	$0.1	$5.1	$1.4	Other income, net

(7) Commitments and Contingencies
Litigation and Related Matters

On June 9, 2010, Smith & Nephew, Inc. ("Smith & Nephew") filed suit against Interlace Medical, Inc. ("Interlace"), which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. The complaint alleged that the Interlace MyoSure hysteroscopic tissue removal device infringed U.S. patent 7,226,459 (the '459 patent). On November 22, 2011, Smith & Nephew filed suit against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that use of the MyoSure tissue removal system infringed U.S. patent 8,061,359 (the '359 patent). Both complaints sought preliminary and permanent injunctive relief and unspecified damages. On September 4, 2012, following a two week trial, the jury returned a verdict of infringement of both the '459 and '359 patents and assessed damages of $4.0 million. A two-day bench trial regarding the Company’s assertion of inequitable conduct on the part of Smith & Nephew with regard to the '359 patent began on December 10, 2012 and oral arguments on the issue of inequitable conduct were presented on February 27, 2013. On June 27, 2013, the Court denied the Company’s motions related to inequitable conduct and allowed Smith & Nephew’s request for injunction, but ordered that enforcement of the injunction be stayed until final resolution, including appeal, of the current re-examinations of both patents at the United States Patent and Trademark Office (“USPTO”). The Court also rejected the jury’s damage award and ordered the parties to identify a mechanism for resolving the damages issue. The USPTO issued final decisions that the claims of the '459 and the '359 patents asserted as part of the litigation are not patentable, which decisions Smith & Nephew appealed to the U.S. Patent Trial and Appeal Board. In 2016, the U.S. Patent Trial and Appeal Board (i) affirmed the USPTO decision with respect to the '459 patent, holding that the claims at issue are invalid, and (ii) reversed the USPTO decision with respect to the '359 patent, holding that the claims at issue are not invalid. The Company and Smith & Nephew have appealed the decisions by the Patent Trial and Appeal Board on the '359 patent and the '459 patent, respectively, to the U.S. Court of Appeals for the Federal Circuit. Briefing on both appeals was completed on June 7, 2017. Oral arguments have not been scheduled. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On April 11, 2017, Minerva Surgical, Inc. (“Minerva”) filed suit against the Company and Cytyc Surgical Products, LLC (“Cytyc”) in the United States District Court for the Northern District of California alleging that the Company’s and Cytyc’s NovaSure ADVANCED endometrial ablation device infringes Minerva’s U.S. patent 9,186,208. Minerva is seeking a preliminary and permanent injunction against the Company and Cytyc from selling this NovaSure device as well as enhanced damages and interest, including in lost profits, price erosion and/or royalty. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

In January 2012, Enzo Life Sciences, Inc. ("Enzo") filed suit against the Company's subsidiary, Gen-Probe Incorporated ("Gen-Probe"), in the United States District Court for the District of Delaware, alleging that certain of Gen-Probe’s diagnostics products, including products that incorporate Gen-Probe’s hybridization protection assay technology (HPA), which include the Aptima line of products, infringe Enzo’s U.S. patent 6,992,180 (the '180 patent). On March 6, 2012, Enzo filed suit against the Company in the United States District Court for the District of Delaware, alleging that products based on the Company's Invader chemistry platform, such as Cervista HPV HR and Cervista HPV 16/18, infringe the '180 patent. On July 16, 2012, Enzo amended its complaint to include additional products that include HPA or TaqMan reagent chemistry, including Progensa, AccuProbe and Prodesse product lines. The Company counter-claimed for non-infringement, invalidity and unenforceability of the '180 patent. On September 30, 2013, Enzo filed its infringement contentions which added products including "Torch" probes (e.g., MilliPROBE Real-Time Detection System for Mycoplasma), PACE and certain Procleix assays. Both complaints seek preliminary and permanent injunctive relief and unspecified damages. Enzo asserted the '180 patent claims against six other companies, three of which have settled with Enzo. Summary judgment and Daubert motions were filed by the parties on December 15, 2016. A hearing on the summary judgment motions was held on April 4, 2017, and on June 28, 2017, the Court ruled that the '180 patent is invalid for nonenablement. Once final judgment is entered in the case, Enzo will have an opportunity to appeal the Court’s decision to the Court of Appeals for the Federal Circuit. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On March 27, 2015, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware. The complaint alleges that certain additional Company molecular diagnostic products, including, inter alia, the Procleix Parvo/HAV assays and coagulation products, including the Invader Factor II test and the Invader Factor V test, also infringe the '180 patent. The complaint further alleged that certain of the Company’s molecular diagnostic products, including the Company’s Progensa PCA3, Aptima and Procleix products using target capture technology infringe Enzo’s U. S. Patent 7,064,197 (the '197 patent). On June 11, 2015, this matter was stayed pending the resolution of summary judgment motions in the other related suits involving the '197 patent. On March 30, 2016, Hologic filed two requests for inter partes review of the ‘197 patent at the USPTO. The USPTO instituted the two inter partes reviews on all challenged claims on October 4, 2016. Combined oral arguments for the two inter partes reviews were held on June 1, 2017. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On October 3, 2016, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware. The complaint alleges that all of the Company's Progensa PCA3, Aptima and Procleix products infringe U.S. Patent 6,221,581 (the '581 patent). On November 28, 2016, the Company filed an answer and counterclaims of non-infringement, invalidity and unenforceability. On June 30, 2017, Hologic filed its initial invalidity contentions, which provide support for finding that the asserted claims of the '581 patent are invalid based on anticipation, obviousness, lack of adequate written description and enablement, and indefiniteness. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On February 3, 2017, bioMérieux, S.A. and bioMérieux, Inc. (collectively “bioMérieux”) filed suit against the Company in the United States District Court for the Middle District of North Carolina. The complaint alleged that the Company’s Aptima HIV-1 RNA Qualitative assay and Aptima HIV-1 Quant Dx assay, as well as products manufactured by the Company and sold to Grifols, S.A. and Grifols Diagnostic Solutions Inc. (“Grifols USA”) for resale under the names Procleix HIV-1/HCV assay, Procleix Ultrio assay, and Procleix Ultrio Plus assay, infringe U.S. Patent Nos. 8,697,352 and 9,074,262. On April 3, 2017, the Company and Grifols USA filed a Motion to dismiss asking the Court to dismiss the complaint in its entirety for bioMérieux’s failure to state a claim upon which relief can be granted. On June 9, 2017, Hologic and Grifols USA filed a supplemental motion to dismiss for improper venue. bioMérieux filed a response to the venue motion on June 30, 2017, and Hologic and Grifols USA responded by filing a brief in further support of their motion to dismiss for improper venue on July 14, 2017. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or range of estimates, or potential losses.
On July 27, 2016, plaintiff ARcare, Inc., individually and as putative representative of a purported nationwide class, filed a complaint against Cynosure.  The plaintiff alleges that Cynosure violated the Telephone Consumer Protection Act by: (i) sending fax advertisements that did not comply with statutory and Federal Communications Commission requirements that senders provide recipients with certain information about how to opt out from receiving faxed advertisements in the future; and (ii) sending unsolicited fax advertisements. The complaint sought damages, declaratory and injunctive relief, and attorneys’ fees on behalf of a purported class of all recipients of purported fax advertisements that the plaintiff alleges did not receive an adequate opt-out notice. On September 30, 2016, Cynosure answered the complaint and denied liability. On September 7, 2016, the plaintiff sent a demand letter seeking a class settlement for statutory damages under Massachusetts General Laws, Chapter 93A § 9 (“Chapter 93A”). On October 7, 2016, Cynosure responded denying any liability under Chapter 93A, but offering the plaintiff statutory damages of $25 on an individual basis.  In March 2017, Cynosure and ARcare entered into a settlement agreement, subject to court approval, which requires Cynosure to pay settlement compensation of $8.5 million notwithstanding the number of claims filed. If approved, Cynosure would receive a full release from the settlement class concerning the conduct alleged in the complaint. As a result of the settlement agreement, Cynosure recorded a charge of $9.2 million, in the period ended December 31, 2016, which is still accrued on the Company's balance sheet as of July 1, 2017.

On March 17, 2017, prior to the consummation of Hologic’s acquisition of Cynosure, Hologic received a written demand for appraisal from BlueMountain Capital Management LLC and its affiliates with respect to 1,200,000 shares of Cynosure (value of $79.2 million at $66.00 per share). On April 17, 2017, the shareholders filed a Petition for Appraisal of Stock in the Court of Chancery of the State of Delaware requesting appraisal and payment of the fair value of their shares as well as interest compounded quarterly at 5% over the Federal Reserve discount rate, from March 22, 2017, to the date of payment. The Company filed a response on May 5, 2017, and litigation is expected to proceed.

On March 17, 2017, a purported shareholder of Cynosure, Michael Guido, filed an action against Cynosure in the Court of Chancery of the State of Delaware pursuant to Section 220 of the Delaware General Corporation Law seeking the production of certain books and records, including books and records related to the acquisition of Cynosure by Hologic. The action follows Cynosure’s rejection of Mr. Guido’s demand for these books and records on the ground that he had not met the requirements of the statute. In addition to books and records, the complaint seeks reasonable attorneys’ fees. The Company filed an answer to the complaint on April 10, 2017. At this time, based on available information regarding this matter, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or range of estimates, or potential losses.

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

(8) Marketable Securities
In connection with the acquisition of Cynosure, the Company assumed $82.9 million of short and long-term marketable securities, which were classified as available-for-sale and primarily comprised of state and municipal bonds and U.S. treasury notes. Prior to the end of the second fiscal quarter, the Company liquidated the majority of these investments with the exception of $5.2 million of municipal bonds and recorded a loss of $0.2 million in other income, net. During the third fiscal quarter, the remaining $5.2 million of investments were liquidated.
As of the balance sheet dates, the following reconciles the cost basis to the fair market value of the Company's equity securities that are classified as available-for-sale:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Fair Value
Period Ended:
July 1, 2017	$0.7	$—	$(0.5)	$—	$0.2
September 24, 2016	$2.4	$—	$(0.3)	$(1.1)	$1.0

In the first quarter of fiscal 2017, one of the Company's cost-method equity investments became a marketable security, and the Company recorded the increase in value of $4.0 million to other comprehensive income. In the second quarter of fiscal 2017, the Company sold this marketable security and recorded a gain of $3.8 million in other income, net.

In the first quarter of fiscal 2016, the Company sold all of its shares in one of its marketable securities and recorded a gain of $25.1 million in other income, net.

(9) Net Income Per Share
A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Basic weighted average common shares outstanding	280,824	277,853	279,901	281,101
Weighted average common stock equivalents from assumed exercise of stock options and stock units	2,781	2,399	2,822	2,603
Incremental shares from Convertible Notes premium	4,033	2,050	3,234	3,673
Diluted weighted average common shares outstanding	287,638	282,302	285,957	287,377
Weighted-average anti-dilutive shares related to:
Outstanding stock options	1,688	1,149	1,657	996
Stock units	—	15	4	77
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

(10) Stock-Based Compensation
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Cost of revenues	$2.3	$2.2	$8.7	$6.9
Research and development	2.2	2.4	9.1	7.3
Selling and marketing	3.4	2.5	9.3	7.8
General and administrative	6.5	7.4	26.3	23.1
	$14.4	$14.5	$53.4	$45.1
The Company granted 1.0 million stock options during each of the nine months ended July 1, 2017 and June 25, 2016, respectively, with weighted-average exercise prices of $38.07 and $39.39, respectively. There were 5.6 million options outstanding at July 1, 2017 with a weighted-average exercise price of $28.12.
The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Risk-free interest rate	1.8%	1.6%	1.8%	1.6%
Expected volatility	36.5%	37.8%	36.6%	37.8%
Expected life (in years)	4.7	4.7	4.7	4.7
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$14.40	$11.36	$12.33	$12.95
The Company granted 1.0 million restricted stock units (RSUs) during each of the nine months ended July 1, 2017 and June 25, 2016, respectively, with weighted-average grant date fair values of $37.99 and $39.46 per unit, respectively. As of July 1, 2017, there were 2.4 million unvested RSUs outstanding with a weighted-average grant date fair value of $34.05 per unit. In addition, the Company granted 0.1 million and 0.2 million performance stock units (PSUs) during the nine months ended July 1, 2017 and June 25, 2016, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $38.84 and $39.72 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company is recognizing compensation expense ratably over the required service period based on its estimate of the number of shares that will vest. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million market based awards (MSUs) to its senior management team. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $48.90 per share using the Monte Carlo simulation model. The Company is recognizing compensation expense for the MSUs ratably over the service period.
At July 1, 2017, there was $24.1 million and $67.4 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs and PSUs), respectively, to be recognized over a weighted-average period of 2.7 and 1.9 years, respectively.

(11) Disposition

Blood Screening Business

On December 14, 2016, the Company entered into a definitive agreement to sell the assets of its blood screening business to its long-time commercial partner, Grifols for a sales price of $1.85 billion in cash, subject to adjustment based on an estimated closing amount of inventory. The divestiture was completed on January 31, 2017, and the Company received $1.865 billion. The sale resulted in a gain of $899.7 million recorded in the second quarter of fiscal 2017 within operations in the Consolidated Statements of Income. As a result of this disposition and proceeds received, the Company recorded a tax obligation of $649.5 million, the majority of which was paid in the third quarter of fiscal 2017. Upon the closing of the transaction, the Company's existing collaboration agreement with Grifols terminated, and a new collaboration agreement was executed as part of this transaction pursuant to which the Company provides certain research and development services to Grifols. In addition, the Company agreed to provide transition services to Grifols over the next two to three years depending on the nature of the respective service, including the manufacture of inventory. The Company has also agreed to sell Panther instrumentation and certain supplies to Grifols as part of a long term supply agreement. In determining the accounting for the multiple elements of the overall arrangement, the Company allocated $13.1 million of the proceeds to these elements based on their estimated fair values.

The Company determined this disposal does not qualify to be reported as a discontinued operation as the blood screening business was deemed not to be strategic to the Company and has not had and will not have a major effect on the Company's operations and financial results. Under the previous collaboration agreement, the Company performed research and development activities and manufacturing, while Grifols performed the commercial and distribution activities. The blood screening business was embedded within the Company's molecular diagnostics business, and the Company retains ownership and will continue to use the intellectual property for the underlying technology of its molecular diagnostics assays and instrumentation.
Income from operations of the disposed business presented below represents the pretax profit of the business as it was operated prior to the date of disposition. The operating expenses include only those that were incurred directly by and were retained by the disposed business and are now incurred by Grifols. As noted above, the Company is performing a number of transition services and the financial impact from these services are not included in the amounts presented below and the Company is in effect serving as a contract manufacturer of assays for Grifols for a two to three year period. Income from operations of the disposed business for the three and nine month periods ended July 1, 2017 and June 25, 2016 was as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016

Income from operations	$0.0	$22.9	$45.8	$77.3
Under the long term supply agreement and transition services agreement to manufacture assays, subsequent to disposing the blood screening business, the Company recognized revenues of $19.0 million and $26.0 million, respectively, during the three and nine months ended July 1, 2017.

(12) Other Balance Sheet Information

	July 1, 2017	September 24, 2016
Inventories
Raw materials	$106.4	$96.4
Work-in-process	50.5	51.7
Finished goods	200.1	126.6
	$357.0	$274.7

Property, plant and equipment
Equipment and software	$410.2	$381.9
Equipment under customer usage agreements	359.0	334.6
Building and improvements	171.5	186.1
Leasehold improvements	59.8	65.6
Land	46.3	51.9
Furniture and fixtures	20.7	18.4
	1,067.5	1,038.5
Less – accumulated depreciation and amortization	(582.0)	(578.3)
	$485.5	$460.2

(13) Business Segments and Geographic Information
The Company has five reportable segments: Diagnostics, Breast Health, Medical Aesthetics, GYN Surgical and Skeletal Health. Certain reportable segments represent an aggregation of operating units within each segment. The Company measures and evaluates its reportable segments based on segment revenues and operating income adjusted to exclude the effect of non-cash charges, such as intangible asset amortization expense, intangible asset and goodwill impairment charges, acquisition related fair value adjustments and integration expenses, restructuring, divestiture and facility consolidation charges and other one-time or unusual items.

Identifiable assets for the five principal operating segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its five reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three and nine months ended July 1, 2017 and June 25, 2016. Segment information is as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Total revenues:
Diagnostics	$284.1	$309.9	$905.4	$925.0
Breast Health	283.7	282.5	837.4	820.5
Medical Aesthetics	110.0	—	126.1	—
GYN Surgical	106.5	102.0	322.4	291.6
Skeletal Health	21.8	23.0	64.6	68.7
	$806.1	$717.4	$2,255.9	$2,105.8
Income (loss) from operations:
Diagnostics	$36.8	$31.7	$1,007.8	$97.6
Breast Health	99.2	90.8	277.1	250.7
Medical Aesthetics	(45.4)	—	(69.9)	—
GYN Surgical	25.6	16.8	52.9	49.2
Skeletal Health	(1.2)	0.1	(7.0)	4.1
	$115.0	$139.4	$1,260.9	$401.6
Depreciation and amortization:
Diagnostics	$64.7	$90.6	$214.0	$258.0
Breast Health	5.0	5.1	14.7	17.5
Medical Aesthetics	24.7	—	27.3	—
GYN Surgical	23.7	24.9	72.2	74.4
Skeletal Health	0.2	0.3	0.5	0.9
	$118.3	$120.9	$328.7	$350.8
Capital expenditures:
Diagnostics	$13.0	$12.7	$34.7	$37.6
Breast Health	3.2	2.4	7.2	7.7
Medical Aesthetics	3.3	—	3.7	—
GYN Surgical	3.5	4.1	10.9	10.9
Skeletal Health	0.2	0.1	0.5	0.4
Corporate	1.1	1.8	17.0	6.2
	$24.3	$21.1	$74.0	$62.8

	July 1, 2017	September 24, 2016
Identifiable assets:
Diagnostics	$2,670.7	$3,771.9
Breast Health	830.0	809.1
Medical Aesthetics	1,783.7	—
GYN Surgical	1,512.5	1,570.7
Skeletal Health	30.0	30.9
Corporate	1,291.1	1,134.4
	$8,118.0	$7,317.0

The Company had no customers that represented greater than 10% of consolidated revenues during the three and nine months ended July 1, 2017 and June 25, 2016.
The Company operates in the following major geographic areas as noted in the below chart. Revenue data is based upon customer location. Other than the United States, no single country accounted for more than 10% of consolidated revenues. The Company’s sales in Europe are predominantly derived from France, Germany and the United Kingdom. The Company’s sales in Asia-Pacific are predominantly derived from China, Australia and Japan. The “Rest of world” designation includes Canada, Latin America and the Middle East.
Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
United States	76.7%	78.7%	78.1%	78.7%
Europe	9.4%	10.6%	9.9%	10.3%
Asia-Pacific	8.7%	7.5%	7.9%	7.6%
Rest of world	5.2%	3.2%	4.1%	3.4%
	100.0%	100.0%	100.0%	100.0%

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
The Company’s effective tax rate for the three and nine months ended July 1, 2017 was 20.1% and 41.9%, respectively, compared to 16.1% and 22.5%, respectively, for the corresponding periods in the prior year. For the current three month period, the effective tax rate was lower than the statutory tax rate primarily due to earnings in jurisdictions subject to lower tax rates, the domestic production activities deduction benefit, stock compensation tax benefits, and federal and state tax credits. For the current nine month period, the effective tax rate was higher than the statutory tax rate primarily due to the gain on the sale of the blood screening business as the tax basis of the assets sold was lower than the book basis, partially offset by earnings in jurisdictions subject to lower tax rates, the domestic production activities deduction benefit, the reversal of reserves from settling open audits, stock compensation tax benefits, and federal and state tax credits. For the three and nine months ended June 25, 2016, the effective tax rate was lower than the statutory tax rate primarily due to earnings in jurisdictions subject to lower tax rates, the domestic production activities deduction benefit, a favorable state audit settlement, and a change in the valuation allowance related to the sale of a marketable security that had a gain for book purposes.

During the quarter ended April 1, 2017, the Internal Revenue Service ("IRS") completed its audit for fiscal years 2013 and 2014. The Company made a cash payment of $1.7 million and recorded an income tax benefit of $10.9 million related to the reversal of unrecognized tax benefits.
The Company has $101.9 million of gross unrecognized tax benefits, excluding interest, as of July 1, 2017. The gross unrecognized tax benefits decreased $61.7 million from September 24, 2016, of which $64.0 million was a balance sheet reclassification as a result of the effective settlement during the second quarter of fiscal 2017 of uncertain tax positions related to the convertible debt exchange that took place in the second quarter of fiscal 2013 and $6.2 million was the result of the effective settlement during the second quarter of other unrecognized tax benefits, which were offset by $8.5 million of other net year-to-date additions.

In the next twelve months it is reasonably possible that the Company will reduce its gross unrecognized tax benefits, excluding interest, by up to approximately $20.2 million due to expiring statutes of limitations.

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

In the second quarter of fiscal 2017, based on current period developments in an ongoing state tax audit, the Company determined that it was probable it had incurred a loss related to a non-income tax issue. The Company estimated the most likely amount of loss to be $28.8 million for all open years and recorded this charge to general and administrative expenses in the second quarter of fiscal 2017. While the Company believes its estimate is reasonable and appropriate, this matter is still ongoing and additional charges could be recorded in the future.

During the third quarter of fiscal 2017, the Internal Revenue Service approved and paid refund claims submitted in connection with Medical Device Excise Tax filings for the January 1, 2013 through December 31, 2015 periods. As a result, the Company recorded a gain of $12.4 million in the third quarter of fiscal 2017 within general and administrative expenses.

(15) Intangible Assets
Intangible assets consisted of the following:

Description	As of July 1, 2017		As of September 24, 2016
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology	$4,467.5	$2,107.5	$3,983.7	$1,991.6
In-process research and development	107.0	—	3.7	—
Customer relationships	552.2	384.2	1,098.9	546.2
Trade names	310.2	151.6	236.2	141.6
Non-competition agreements	1.5	0.1	—	—
Distribution agreement	42.0	1.5	—	—
Business licenses	2.4	2.1	2.4	2.1
	$5,482.8	$2,647.0	$5,324.9	$2,681.5
During the second quarter, the Company divested its blood screening business and as such $154.0 million of net book value of developed technology and $387.7 million of net book value of customer contract assets were disposed of. In addition, in the second quarter of fiscal 2017, the Company acquired Cynosure and recorded an aggregate of $994.0 million of intangible assets (see Note 3). In the third quarter of fiscal 2017, the Company acquired Medicor and recorded $5.4 million of intangible assets. In addition, during the third quarter of fiscal 2017, the Company obtained CE approval for its last in-process research and development project acquired in the Gen-Probe Incorporated acquisition and transferred $3.7 million to developed technology.
In the third quarter of fiscal 2016, the Company accelerated the amortization of its Cystic Fibrosis developed technology asset of $6.2 million as a result of discontinuing this product line.
The estimated remaining amortization expense as of July 1, 2017 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2017	$94.3
Fiscal 2018	$370.4
Fiscal 2019	$358.7
Fiscal 2020	$347.5
Fiscal 2021	$326.0

(16) Product Warranties
Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Acquired	Settlements/ Adjustments	Balance at End of Period
Nine Months Ended:
July 1, 2017	$5.0	$12.1	$9.9	$(9.3)	$17.7
June 25, 2016	$5.4	$8.5	$—	$(4.8)	$9.1
During the first quarter of fiscal 2016, the Company recorded a warranty provision of $4.0 million related to certain products sold exclusively in the Chinese market.
(17) Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated balances of other comprehensive loss for the periods presented:

	Three Months Ended July 1, 2017					Nine Months Ended July 1, 2017
	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(38.4)	$(0.3)	$(2.5)	$1.0	$(40.2)	$(26.1)	$(0.3)	$(2.5)	$(3.4)	$(32.3)
Other comprehensive income (loss) before reclassifications	11.6	—	—	(0.4)	11.2	(0.7)	2.4	—	0.7	2.4
Amounts reclassified to statement of income	—	—	—	1.6	1.6	—	(2.4)	—	4.9	2.5
Ending Balance	$(26.8)	$(0.3)	$(2.5)	$2.2	$(27.4)	$(26.8)	$(0.3)	$(2.5)	$2.2	$(27.4)

	Three Months Ended June 25, 2016					Nine Months Ended June 25, 2016
	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(21.1)	$(1.5)	$(1.8)	$(4.8)	$(29.2)	$(15.7)	$6.9	$(1.8)	$(3.9)	$(14.5)
Other comprehensive income (loss) before reclassifications	(3.8)	—	—	(1.5)	(5.3)	(9.2)	(1.2)	—	(3.4)	(13.8)
Amounts reclassified to statement of income	—	—	—	1.2	1.2	—	(7.2)	—	2.2	(5.0)
Ending Balance	$(24.9)	$(1.5)	$(1.8)	$(5.1)	$(33.3)	$(24.9)	$(1.5)	$(1.8)	$(5.1)	$(33.3)

(18) New Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). This guidance simplifies how companies calculate goodwill impairments by eliminating Step 2 of the impairment test. The guidance requires companies to compare the fair value of a reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The guidance is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2017-04 on its consolidated financial position and results of operations.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, at each annual or interim reporting period, whether conditions or events exist that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and is applicable to the Company in fiscal 2018. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company's consolidated financial statements but the standard requires enhanced disclosures in certain circumstances based on the Company's assessment of whether any such conditions or events exist that raise substantial doubt regarding the Company's ability to continue as a going concern within the one year period.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU is applicable to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to receive in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current U.S. GAAP. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On July 9, 2015, the FASB voted in favor of delaying the effective date of the new standard by one year, with early adoption permitted as of the original effective date. ASU 2014-09 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, which is fiscal 2019 for the Company. The Company is currently evaluating the anticipated impact of the adoption of ASU 2014-09 on its consolidated financial position and results of operations.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including those set forth under "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report, if any, as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 24, 2016. We qualify all of our forward-looking statements by these cautionary statements.

OVERVIEW
We are a developer, manufacturer and supplier of premium diagnostics products, medical imaging systems and surgical products with an emphasis on women's health. On March 22, 2017, we acquired Cynosure, Inc., or Cynosure. Cynosure is a developer and manufacturer of a broad array of light-based aesthetic and medical treatment systems. The products are used to provide a diverse range of treatment applications such as non-invasive body contouring, hair removal, skin revitalization and scar reduction, as well as the treatment of vascular lesions. The Cynosure business is referred to as Medical Aesthetics and operates as a separate business segment. As a result of our acquisition of Cynosure, we operate in five segments: Diagnostics, Breast Health, Medical Aesthetics, GYN Surgical and Skeletal Health. We sell and service our products through a combination of direct sales and service personnel and a network of independent distributors and sales representatives.
We offer a wide range of diagnostic products which are used primarily to aid in the diagnosis of human diseases and through January 31, 2017, we offered products that screened donated human blood and plasma. Our primary diagnostics products include our Aptima family of assays, which run on our advanced instrumentation systems (Panther and Tigris), our ThinPrep system, the Rapid Fetal Fibronectin Test and, through January 31, 2017, our Procleix blood screening assays. The Aptima family of assays is used to detect the infectious microorganisms that cause the common sexually transmitted diseases, or STDs, chlamydia and gonorrhea, certain high-risk strains of human papillomavirus, or HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth. In blood screening, we developed and manufactured the Procleix family of assays, which are used to detect various infectious diseases. These blood screening products were marketed worldwide by our former blood screening collaborator, Grifols S.A., or Grifols, to whom we sold the blood screening business.
In the first quarter of fiscal 2017, we entered into a definitive agreement to sell our blood screening business to Grifols for a sales price of $1.85 billion in cash, subject to adjustment based on the closing amount of inventory. The transaction closed on January 31, 2017 and we received $1.865 billion. The sales price is subject to adjustment based on a finalization of inventory provided to Grifols. The sale resulted in a gain of $899.7 million recorded in the second quarter of fiscal 2017. As a result of this disposition and proceeds received, we recorded a tax obligation of $649.5 million, of which $632.7 million has been paid as of the third quarter of fiscal 2017. Upon the closing of the transaction, our existing collaboration agreement with Grifols terminated, and a new collaboration agreement was executed as part of this transaction for us to provide certain research and development services to Grifols. In addition, we have agreed to provide transition services to Grifols over the next two to three years depending on the nature of the respective service, including the manufacture of inventory, and we are in effect serving as a contract manufacturer of assays for Grifols for a two to three year period. We have also agreed to sell Panther instrumentation and certain supplies to Grifols as part of a long term supply agreement. Revenue, gross profit and operating income of the disposed business presented below represents the financial impact of the business as it was operated prior to the date of disposition. The operating expenses include only those that were incurred directly by and were retained by the disposed business and are now incurred by Grifols. As noted above, we are performing a number of transition services and the financial impact from these services is not included in the amounts presented below for the disposed business. For the disposed blood screening business, in the third quarter and year to date period of fiscal 2017, revenue was $0.0 million and $96.5 million, respectively, gross profit was $0.0 million and $64.8 million, respectively, and operating income was $0.0 million and $45.8 million, respectively. For the disposed blood screening business, in the third quarter and year to date period of fiscal 2016, revenue was $55.9 million and $178.8 million, respectively, gross profit was $39.0 million and $125.3 million, respectively, and operating income was $22.9 million and $77.3 million, respectively. Following the closing of this disposition, we no longer operate our blood screening business, except to the limited extent we have agreed to support Grifols. Under the long term supply agreement and transition services agreement to manufacture assays, subsequent to disposing the blood screening business, we recognized revenues of $19.0 million and $26.0 million, respectively, during the three and nine months ended July 1, 2017. See Note 11 to our consolidated financial statements included herein.
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
Our Medical Aesthetics segment offers a portfolio of aesthetic treatment systems, including SculpSure, PicoSure and MonaLisa Touch that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, reduce fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus, ablate sweat glands and improve gynecologic health. This segment also markets radio frequency, or RF, energy sourced medical devices for precision surgical applications such as facial plastic and general surgery, gynecology, ear, nose, and throat procedures, back and thigh procedures, ophthalmology, oral and maxillofacial surgery, podiatry and proctology.
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
Trademark Notice
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 3D, AccuProbe, Affirm, Aptima, Cervista, C-View, Cynosure, Dimensions, Discovery, Eviva, Genius 3D Mammography, Gen-Probe, Horizon, Icon, Interlace, Invader, MyoSure, MyoSure REACH, NovaSure, PACE, Panther, PicoSure, Prodesse, Progensa, SculpSure, ThinPrep and Tigris.
MonaLisa Touch is a trademark of El. En. S.p.A.

ACQUISITIONS

Cynosure, Inc.

On March 22, 2017, we completed the acquisition of Cynosure and acquired all of the outstanding shares of Cynosure, except for 1.2 million shares the holders of which have demanded appraisal rights. The acquisition was funded through available cash, and the total purchase price was $1.66 billion. The amount allocated to the dissenting shareholders of $79.2 million has been recorded as a liability. As required by law, we have accrued interest related to the acquisition consideration owed to the dissenting shares and recorded interest expense of $1.5 million in the third quarter of fiscal 2017.

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

As part of the preliminary purchase price allocation, the Company has determined the identifiable intangible assets are developed technology of $736.0 million, in-process research and development of $107.0 million, trade names of $74.0 million, a distribution agreement of $42.0 million and customer relationships of $35.0 million. The preliminary fair value of the intangible assets has been estimated using the income approach, specifically the excess earning method and relief from royalty method, and the cash flow projections were discounted using rates ranging from 11% to 12%. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

The developed technology assets comprise know-how, patents and technologies embedded in Cynosure’s products and relate to currently marketed products. In-process research and development projects relate to in-process projects that have not reached technological feasibility as of the acquisition date and have no alternative future use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the underlying product or expected commercial release depending on the project. We recorded $107.0 million of in-process research and development assets related to three projects. Based on the results of our preliminary purchase accounting, the projects are expected to be completed during fiscal 2018 and 2019 with a total cost to complete of approximately $18.0 million. Given the uncertainties inherent with product development and introduction, we cannot assure that any of our product development efforts will be successful, completed on a timely basis or within budget, if at all. All of the in-process research and development assets were valued using the multiple-period excess earnings method approach using discount rates ranging from 14% to 22%.

The excess of the purchase price over the preliminary estimated fair value of the tangible net assets and intangible assets acquired of $679.5 million was recorded to goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Cynosure acquisition. These benefits include the expectation that the Company's entry into the aesthetics market will significantly broaden our offering in women's health. The Company is expected to benefit from a broader global presence, synergistic utilization of Hologic's direct sales force, primarily its GYN Surgical sales force, with certain Cynosure products and entry into an adjacent, cash-pay segment.

Medicor Medical Supply

On April 7, 2017, we completed the acquisition of MMS Medicor Medical Supplies GmbH, or Medicor, for a purchase price of approximately $19.0 million, which includes a working capital adjustment of $2.0 million that was paid in the fourth quarter of fiscal 2017, and a holdback of $1.9 million that is payable two years from the date of acquisition. Medicor was a long-standing distributor of our Breast and Skeletal Health products in Germany, Austria and Switzerland. Based on the preliminary valuation, we have allocated $5.4 million of the purchase price to the preliminary value of intangible assets and $8.4 million to goodwill. The allocation of the purchase price is preliminary as we are continuing to gather information supporting the acquired assets and liabilities.

RESULTS OF OPERATIONS
All dollar amounts in tables are presented in millions.

Product Revenues

	Three Months Ended						Nine Months Ended
	July 1, 2017		June 25, 2016		Change		July 1, 2017		June 25, 2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$280.0	34.7%	$301.4	42.0%	$(21.4)	(7.1)%	$890.3	39.5%	$903.0	42.9%	$(12.7)	(1.4)%
Breast Health	177.1	22.0%	182.2	25.4%	(5.1)	(2.8)%	515.8	22.9%	529.7	25.1%	(13.9)	(2.6)%
Medical Aesthetics	96.3	12.0%	—	—%	96.3	100.0%	110.8	4.9%	—	—%	110.8	100.0%
GYN Surgical	106.3	13.2%	101.7	14.2%	4.6	4.5%	321.8	14.3%	290.7	13.8%	31.1	10.7%
Skeletal Health	14.4	1.8%	16.0	2.2%	(1.6)	(9.8)%	43.6	1.9%	48.1	2.3%	(4.5)	(9.4)%
	$674.1	83.7%	$601.3	83.8%	$72.8	12.1%	$1,882.3	83.5%	$1,771.5	84.1%	$110.8	6.3%
We generated an increase in product revenues in both the current three and nine month periods of 12.1% and 6.3%, respectively, compared to the corresponding periods in the prior year primarily due to our acquisition of Cynosure on March 22, 2017 and an increase in GYN Surgical sales. Cynosure's results are reported in our new Medical Aesthetics segment and is the sole business in this segment. In both periods, we had decreases in product revenues in our Breast and Skeletal Health segments, and in our Diagnostics business product revenues declined as a result of the sale of our blood screening business effective January 31, 2017. Our Diagnostics revenues, excluding blood screening, increased in both current year periods. The increases in overall product revenues were reduced by the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies, most notably the Euro and UK Pound, although the impact in the current quarter is less than that on a year to date basis. The current nine month period included an extra week as fiscal 2017 is a 53-week year and the first quarter of fiscal 2017 was a 14-week quarter compared to the first quarter of fiscal 2016, a 13-week quarter.
Diagnostics product revenues decreased 7.1% and 1.4% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily due to the decrease in blood screening revenues of $34.2 million and $53.8 million, respectively, as a result of the divestiture of the business during the second quarter of FY17. In connection with the divestiture agreement, we have committed to providing Grifols manufacturing support through the defined transition services period and long term access to Panther instrumentation and certain supplies. As such, we will continue to generate a level of revenues, but much lower than historical trends. For the current three and nine month periods, product revenue under the new long term supply agreement and transition services agreement to manufacture assays for Grifols was $18.2 million and $22.8 million, respectively. Excluding the divestiture of the blood screening business, diagnostic product revenues grew driven by increases in Molecular Diagnostics of $13.7 million and $42.1 million in the current three and nine month periods, respectively, while Cytology and Perinatal revenues were slightly lower year over year in both periods as the average selling price of ThinPrep Pap tests have declined, partially offset by an increase in worldwide volume.
Molecular Diagnostics product revenue, and in particular revenue related to our Aptima family of assays, increased in the current three and nine month periods due to our increased installed base of Panther instruments, which is driving higher volumes of assay testing, an increase in our virology products as we have recently received regulatory approval for certain of these products, and an additional week in the current nine month period compared to the corresponding period in the prior year. These increases were partially offset by a slight decline in average selling prices, a reduction in Cystic Fibrosis revenues as we discontinued the product at the end of the second quarter of fiscal 2016, a reduction in Cervista HPV revenues as our larger customers transition to our Panther system, and the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.
Breast Health product revenues decreased 2.8% and 2.6% in the current three and nine month periods compared to the corresponding periods in the prior year, respectively, primarily due to lower sales volume of our 3D Dimensions systems and related components in the U.S. due to market and competitive dynamics, partially offset by an increase in international sales volumes, 3D upgrades, and a slight increase in average sales prices in the U.S. In addition, the lower revenue was attributable to a decline in 2D systems as we discontinued the Selenia system in fiscal 2016, and the negative foreign currency effect of the strengthening U.S. dollar on our sales denominated in foreign currencies. These decreases were partially offset by the increase in our recently launched

Affirm Prone table, an increase in C-view sales and higher volumes of our Eviva and ATEC products, partially offset by slightly lower average selling prices.
Our Medical Aesthetics business was formed in fiscal 2017 by the acquisition of Cynosure effective March 22, 2017. Accordingly, we did not have any revenues in the prior year periods.
GYN Surgical product revenues increased 4.5% and 10.7% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily due to increases in MyoSure system sales of $8.2 million and $30.4 million, respectively, as MyoSure continues to gain strong market acceptance with new devices being released, such as the MyoSure REACH, partially offset by a slight decrease in average selling prices. NovaSure system revenues declined $3.0 million in the current three month period as volumes decreased and increased $1.2 million in the current nine month period compared to the corresponding periods in the prior year as, in the first quarter of 2017, volumes increased globally, which we believe was partially attributable to a competitive withdrawal from the market during fiscal 2016, which has now normalized. Our GYN Surgical revenues were also adversely affected by the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.
Skeletal Health product revenues decreased 9.8% and 9.4% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year, primarily due to a decrease in our mini C-arm sales in the U.S. due to competitive pressures, which was partially offset by increases in Horizon osteoporosis assessment product revenues, primarily attributable to higher sales volume in the current three month period.
Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
United States	76.1%	77.8%	77.2%	77.6%
Europe	9.3%	10.9%	10.2%	10.7%
Asia-Pacific	9.1%	8.1%	8.2%	8.3%
Rest of world	5.5%	3.2%	4.4%	3.4%
	100.0%	100.0%	100.0%	100.0%
In the current quarter compared to the corresponding period in the prior year, there was a shift in revenue composition. The percentage of product revenue from Asia-Pacific increased and the percentage of product revenue from the U.S. and Europe decreased, primarily as a result of the Cynosure acquisition. A higher percentage of Cynosure's revenues are in Asia-Pacific compared to legacy Hologic's. In addition, the percentage of product revenue from regions other than the U.S., Europe and Asia-Pacific increased as we expanded our international infrastructure and sales efforts in these regions.
Service and Other Revenues

	Three Months Ended						Nine Months Ended
	July 1, 2017		June 25, 2016		Change		July 1, 2017		June 25, 2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$132.0	16.4%	$116.1	16.2%	$15.9	13.7%	$373.6	16.6%	$334.3	15.9%	$39.3	11.8%
Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment, and to a lesser extent, our Medical Aesthetics business. Our Medical Aesthetics business represented approximately 10% of service revenues in the third quarter of fiscal 2017. Service and other revenues increased 13.7% and 11.8% in the current three and nine month periods, respectively compared to the corresponding periods in the prior year primarily due to higher service contract conversion and renewal rates, an additional week in the current year nine month period, higher spare parts sales in the current nine month period, and the Cynosure acquisition, which contributed $13.7 million and $15.3 million in the current three and nine month periods, respectively. These increases were partially offset by lower royalty revenues in our Diagnostics segment and lower research services in blood screening.
Cost of Product Revenues

	Three Months Ended						Nine Months Ended
	July 1, 2017		June 25, 2016		Change		July 1, 2017		June 25, 2016		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$249.3	37.0%	$191.1	31.8%	$58.2	30.4%	$648.1	34.4%	$561.2	31.7%	$86.9	15.5%
Amortization of Intangible Assets	79.1	11.7%	77.9	13.0%	1.2	1.6%	217.9	11.6%	222.2	12.5%	(4.3)	(1.9)%
	$328.4	48.7%	$269.0	44.8%	$59.4	22.1%	$866.0	46.0%	$783.4	44.2%	$82.6	10.5%
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 37.0% and 34.4% in the current three and nine month periods, respectively, compared to 31.8% and 31.7% in the corresponding periods in the prior year. Cost of product revenues as a percentage of product revenues in the current three and nine month periods were higher in Diagnostics and Skeletal Health, relatively consistent in GYN Surgical for the nine month period but declined in the current quarter, and decreased in Breast Health compared to the prior year periods, resulting in the decrease in overall product margins. In addition, the cost of product revenues was higher due the inclusion of Cynosure results partially due to the impact of the step-up in inventory in purchase accounting, which was $19.6 million and $22.0 million in the current three and nine month periods. In addition, the Cynosure products have a lower gross margin than our legacy products.
Diagnostics' product costs as a percentage of revenue increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the divestiture of the blood screening business that occurred during the second quarter of fiscal 2017. The products that we supply to Grifols under the new supply and collaboration agreements are at lower gross margins than we earned in the disposed business, and we expect this to continue. The cost as a percentage of revenue also increased due to a shift in sales to lower margin international molecular diagnostic products, unfavorable absorption and manufacturing variances, a slight decline in Aptima average selling prices, and the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, partially offset by the increase in Aptima assay volumes.
Breast Health’s product costs as a percentage of revenue decreased in the current three and nine months periods compared to the corresponding periods in the prior year primarily due to higher software revenues for our C-View product and 3D upgrades, which have higher gross margins than capital equipment sales, as well as manufacturing efficiencies, a slight increase in 3D Dimensions average sales prices in the U.S., and an increase in Eviva and ATEC volumes. In addition, the prior year nine month period included a $6.0 million aggregate charge related to inventory and warranty costs associated with product produced exclusively for the Chinese market was recorded in the first quarter of fiscal 2016 that did not recur in the current year period. These product cost as a percentage of revenue decreases were partially offset by the volume impact of the decreases in 3D Dimensions systems and related component revenue.
GYN Surgical’s product costs as a percentage of revenue decreased in the current three month period as the prior year period included a write-off of inventory that would not be utilized and there were also improved manufacturing efficiencies. This decrease was partially offset by the increase in Myosure sales as a percentage of total sales as Mysosure systems have lower gross margins than Novasure. In the current nine month period compared to the corresponding period, product costs as a percentage of revenue were relatively consistent.
Skeletal Health’s product costs as a percentage of revenue increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to lower volumes and an increase in obsolescence charges.

Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 8 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense has increased in the current three month period and decreased in the current nine month period. The increase in the current three month period is primarily driven by a $15.8 million increase related to intangible assets acquired from Cynosure, partially offset by a decrease in amortization expense related to divestiture of the blood screening business of $5.8 million. In addition, the prior year period included $6.2 million of intangible asset amortization from the acceleration of the Cystic Fibrosis developed technology asset as we discontinued that product line in the third quarter of fiscal 2016. In the current nine month period, the decrease in amortization expense is primarily driven by the divestiture of the blood screening business resulting in lower amortization expense of $12.1 million, and the acceleration of the Cystic Fibrosis developed technology asset in the prior year. The decrease was also driven to a lesser degree from lower amortization expense related to the Cytyc acquisition intangibles, which are being amortized based on the pattern of economic benefits. This decrease is partially offset by amortization expense of $17.7 million from intangible assets acquired from Cynosure.
Cost of Service and Other Revenues

	Three Months Ended						Nine Months Ended
	July 1, 2017		June 25, 2016		Change		July 1, 2017		June 25, 2016		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$68.1	51.6%	$55.3	47.6%	$12.8	23.2%	$186.8	50.0%	$165.2	49.4%	$21.6	13.1%
Service and other revenues gross margin decreased to 48.4% in the current three month period compared to 52.4% in the corresponding period in the prior year primarily due to Cynosure's service gross margin, which is lower than that generated by the Breast Health business. The Breast Health business continues to convert a high percentage of our installed based of digital mammography systems to service contracts upon expiration of the warranty period leveraging our service infrastructure. In addition, lower royalty revenues in our Diagnostics business, to a lesser extent, contributed to lower gross margin. Service and other revenues gross margin was essentially flat in the current nine month period compared to the corresponding period in the prior year as the lower margin Cynosure service business was offset by the strength of the Breast Health service margins.
Operating Expenses

	Three Months Ended						Nine Months Ended
	July 1, 2017		June 25, 2016		Change		July 1, 2017		June 25, 2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$62.5	7.8%	$58.8	8.2%	$3.7	6.2%	$172.3	7.6%	$169.6	8.1%	$2.7	1.6%
Selling and marketing	145.4	18.0%	109.0	15.2%	36.4	33.4%	358.8	15.9%	309.2	14.7%	49.6	16.0%
General and administrative	65.5	8.1%	62.5	8.7%	3.0	4.8%	252.7	11.2%	202.0	9.6%	50.7	25.2%
Amortization of intangible assets	15.2	1.9%	21.9	3.1%	(6.7)	(30.5)%	47.3	2.1%	67.3	3.2%	(20.0)	(29.8)%
Gain on sale of business	—	—%	—	—%	—	—%	(899.7)	(39.9)%	—	—%	(899.7)	(100.0)%
Restructuring and divestiture charges	6.0	0.7%	1.5	0.2%	4.5	300.0%	10.8	0.5%	7.5	0.4%	3.3	44.0%
	$294.6	36.5%	$253.7	35.4%	$40.9	16.1%	$(57.8)	(2.6)%	$755.6	36.0%	$(813.4)	(107.6)%
Research and Development Expenses. Research and development expenses increased 6.2% and 1.6% in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the inclusion of Cynosure research and development expenses of $7.4 million and $8.3 million, respectively, and increased consulting expenses, partially offset by the divestiture of the blood screening business, lower project spend, and a reduction in headcount primarily in Diagnostics. In addition, for the fiscal 2017 nine month period there was an additional week of expenses. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses increased 33.4% and 16.0% in the current three and nine month periods compared to the corresponding periods in the prior year. The increase in the current three and nine month periods was primarily due to the inclusion of Cynosure, which contributed $41.3 million and $46.1 million, respectively. Excluding Cynosure, expenses related to Hologic's legacy business decreased in the current quarter compared to the corresponding prior year period as a result of lower commissions, and lower spend on trade shows and marketing initiatives in primarily in Breast Health and GYN Surgical, partially offset by higher compensation from increased headcount in GYN Surgical, Diagnostics and Breast Health, and increased consulting. Excluding Cynosure, expenses related to Hologic's legacy business increased in the current nine month period compared to the corresponding prior year period primarily due to increased headcount in GYN Surgical, Diagnostics and Breast Health, increased training and meeting expenses, partially offset by lower commissions, trade shows and marketing initiatives. In addition, there was an extra week of spend in the current nine month period.
General and Administrative Expenses. General and administrative expenses increased 4.8% and 25.2% in the current three and nine month periods compared to the corresponding periods in the prior year. The current three and nine month periods include expenses related to Cynosure of $16.0 million and $18.4 million, respectively, which includes retention and integration related expenses including legal and consulting professional fees. Excluding Cynosure and related expenses, expenses related to Hologic's legacy business decreased in the current quarter compared to the corresponding period in the prior year primarily due to the Company receiving a refund of $12.4 million, net of fees, related to filing amended Medical Device Excise tax returns, and lower compensation from stock compensation and bonus, partially offset by an increase in litigation fees. Excluding Cynosure and related expenses, expenses related to Hologic's legacy business increased in the current nine month period compared to the corresponding period in the prior year primarily due to acquisition and divestiture transaction fees of $22.7 million, net charges of $16.8 million for non-income tax matters net of the benefit of the Medical Device Excise tax refund in the third quarter, increased compensation and benefits partially due to higher stock compensation, increased information systems infrastructure and project costs, integration and consolidation charges, and an additional week of expenses. These increases were partially offset by overall lower legal fees as the prior year period included a $6.0 million charge to settle a legal fee dispute, lower consulting and tax fees related to organizational structure changes and improvements and decrease in facilities costs.
Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, distributor relationships and business licenses related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to lower amortization expense from intangible assets related to the blood screening business of $11.2 million and $23.3 million, respectively, that was disposed of during the second quarter. This decrease was partially offset by intangible asset amortization expense of $4.7 million and $5.3 million, respectively, as a result of the Cynosure acquisition.
Gain on Sale of Business. In the second quarter of fiscal 2017, we completed the sale of our blood screening business to Grifols and recorded a gain of $899.7 million which is included in the current nine month period. For additional information pertaining to the disposition please refer to Note 11 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.
Restructuring and Divestiture Charges. In fiscal 2015, we decided to shut down our Bedford, Massachusetts facility and transfer production of our Skeletal Health products to a third-party contract manufacturer and other activities to our Marlborough, Massachusetts and Danbury, Connecticut facilities. We also implemented additional organizational changes to our international operations in fiscal 2016. In addition, in connection with our acquisition of Cynosure, we expect to implement certain organizational changes. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are recognized either ratably over the respective required employee service periods or up-front for contractual benefits, and other charges are being recognized as incurred. In the current three and nine month periods, we recorded charges of $6.0 million and $10.8 million, respectively, for severance benefits primarily related to Cynosure executives and lease obligation charges for a vacated section of our Bedford facility. In the prior year three and nine month periods, we recorded aggregate charges of $1.5 million and $7.5 million related to the actions noted above for severance and benefits. For additional information pertaining to restructuring actions and charges, please refer to Note 4 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Interest Expense

	Three Months Ended				Nine Months Ended
	July 1, 2017	June 25, 2016	Change		July 1, 2017	June 25, 2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(39.1)	$(39.1)	$—	—%	$(117.1)	$(117.4)	$0.3	(0.3)%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our Convertible Notes, 2022 Senior Notes, and amounts borrowed under our Credit Agreement and Accounts Receivable Securitization Program. Interest expense in the current three and nine month periods compared to the corresponding periods in the prior year have offsetting factors. While we have lower outstanding debt balances as a result of scheduled principal payments, and Convertible Note repurchases in fiscal 2017, this effect on interest was offset by an additional week in the current nine month period, higher expense from interest rate cap agreements and an increase in the LIBOR rate compared to the prior year periods.
Debt Extinguishment Loss

	Three Months Ended				Nine Months Ended
	July 1, 2017	June 25, 2016	Change		July 1, 2017	June 25, 2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Debt Extinguishment Loss	$(2.6)	$—	$(2.6)	100.0%	$(2.6)	$(4.5)	$1.9	(41.7)%

On various dates during the third quarter of fiscal 2017, we entered into privately negotiated repurchase transactions and extinguished $100.0 million principal amount of each of our 2012 Notes and 2013 Notes. In connection with these transactions, we recorded a debt extinguishment loss of $2.6 million based on the difference between the fair value of their respective liability components and carrying values at the repurchase dates. In the prior year nine month period, we repurchased $226.6 million principal amount of our 2010 and 2012 notes in the second quarter of fiscal 2016 and recorded a debt extinguishment loss of $4.5 million based on the difference between the fair value of their respective liability components and carrying values at the repurchase dates.

Other Income, net

	Three Months Ended				Nine Months Ended
	July 1, 2017	June 25, 2016	Change		July 1, 2017	June 25, 2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income, net	$0.1	$0.6	$(0.5)	(83.3)%	$13.7	$27.5	$(13.8)	(50.2)%

For the current three month period, this account primarily consisted of a gain of $1.1 million on the cash surrender value of life insurance contracts related to our deferred compensation plan, partially offset by net foreign currency exchange losses of $0.9 million. For the corresponding three month period in the prior year, this account primarily consisted of gains of $0.3 million on the cash surrender value of life insurance contracts related to our deferred compensation plan and net foreign currency exchange gains of $0.3 million.

For the current nine month period, this account primarily consisted of a gain of $3.6 million on the cash surrender value of life insurance contracts related to our deferred compensation plan, $6.5 million in net foreign currency exchange gains partially due to hedging activities and $3.6 million of net realized gains on the sale of marketable securities. For the prior year corresponding nine month period, this account primarily consisted of a $25.1 million realized gain on the sale of a marketable security, a gain of $1.1 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan and net foreign currency exchange gains of $1.3 million.
Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	July 1, 2017	June 25, 2016	Change		July 1, 2017	June 25, 2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$15.0	$16.3	$(1.3)	(8.0)%	$485.4	$69.1	$416.3	**
** Percentage not meaningful
Our effective tax rate for the three and nine months ended July 1, 2017 was 20.1% and 41.9%, respectively, compared to 16.1% and 22.5%, respectively, for the corresponding periods in the prior year. For the current three month period, the effective tax rate was lower than the statutory tax rate primarily due to earnings in jurisdictions subject to lower tax rates, the domestic production activities deduction benefit, stock compensation tax benefits, and federal and state tax credits. For the current nine month period, the effective tax rate was higher than the statutory tax rate primarily due to the gain on the sale of the blood screening business as the tax basis of the assets sold was lower than the book basis, partially offset by earnings in jurisdictions subject to lower tax rates, the domestic production activities deduction benefit, the reversal of reserves from settling open audits, stock compensation tax benefits, and federal and state tax credits. For the three and nine months ended June 25, 2016, the effective tax rate was lower than the statutory tax rate primarily due to earnings in jurisdictions subject to lower tax rates, the domestic production activities deduction benefit, a favorable state audit settlement, and a change in the valuation allowance related to the sale of a marketable security that had a gain for book purposes.
Segment Results of Operations
We report our business as five segments: Diagnostics, Breast Health, Medical Aesthetics, GYN Surgical and Skeletal Health. The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 24, 2016. We measure segment performance based on total revenues and operating income or loss. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.

Diagnostics

	Three Months Ended				Nine Months Ended
	July 1, 2017	June 25, 2016	Change		July 1, 2017	June 25, 2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$284.1	$309.9	$(25.8)	(8.3)%	$905.4	$925.0	$(19.6)	(2.1)%
Operating Income	$36.8	$31.7	$5.1	16.1%	$1,007.8	$97.6	$910.2	932.6%
Operating Income as a % of Segment Revenue	13.0%	10.2%			111.3%	10.5%
Diagnostics revenues decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the fluctuations in product revenues discussed above. The primary driver of the reduction in revenues was the divestiture of the blood screening business in the second quarter of fiscal 2017.
Operating income for this business segment increased in the current three and nine month period compared to the corresponding periods in the prior year. Increase in the current three month period is primarily due to a $5.5 million refund received from amending the Company's Medical Device Excise tax filings. Increase in the current nine month period is primarily due to the gain on the disposition of the blood screening business of $899.7 million partially offset by a decrease in gross profit primarily due to the blood screening divestiture. Excluding the impact of the gain, operating income increased $108.1 million for the current nine month period compared to the prior year corresponding periods. Gross margin was 46.0% and 47.2% in the current three and nine month periods, respectively, compared with 48.4% and 49.7% in each of the corresponding prior year periods. The decrease in gross margin was primarily due to lower revenues as a result of the disposition of the higher-margin blood screening business, lower margins generated under the new supply and collaboration arrangement, the slight decline in Aptima average selling prices, shift in sales to lower margin international molecular diagnostic products, unfavorable absorption and manufacturing variances, and the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, partially offset by the increase in Aptima assay volumes and lower amortization expense.
Exclusive of the impact of the gain on the sale of the blood screening business, operating expenses decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to lower amortization expense as a result of the blood screening divestiture, lower research and development expenses related to a reduction in project spending as well as the divestiture of blood screening, and the refund received related to amended medical device excise tax filings, $5.5 million of which relates to Diagnostics. In addition, the current year nine month period expenses were lower primarily due to a reduction of legal fees and charges as the prior year period included a $6.0 million settlement of a legal fee dispute, and the prior year period included $2.8 million for the medical device excise tax. These decreases in operating expenses were partially offset by an increase in non-income taxes of $8.7 million recorded in the second quarter of fiscal 2017 and increased compensation from higher sales and marketing headcount.
Breast Health

	Three Months Ended				Nine Months Ended
	July 1, 2017	June 25, 2016	Change		July 1, 2017	June 25, 2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$283.7	$282.5	$1.2	0.4%	$837.4	$820.5	$16.9	2.1%
Operating Income	$99.2	$90.8	$8.4	9.3%	$277.1	$250.7	$26.4	10.5%
Operating Income as a % of Segment Revenue	35.0%	32.1%			33.1%	30.6%
Breast Health revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to increases of $6.4 million and $30.8 million in service revenue, respectively, partially offset by the $5.2 million and $13.8 million decreases in product revenue discussed above in the current three and nine month periods.

Operating income for this business segment increased in the current three and nine month periods due to an increase in gross profit from higher revenue and lower operating expenses in the current three month period while operating expenses in the current nine month period were consistent with the corresponding period in the prior year. The overall gross margin increased to 60.8% and 61.1% in the current three and nine month periods, respectively, compared to 60.2% and 59.1% in the corresponding three and nine month periods in the prior year primarily due to the increase in service revenue and software product sales. In addition, the prior year nine month period included a $6.0 million aggregate charge related to inventory and warranty costs associated with product produced exclusively for the Chinese market. The gross margin increases were partially offset by the volume impact of the decreases in 3D Dimensions systems and related component revenue.
Operating expenses decreased in the current three month period and were relatively consistent in the current nine month periods compared to the corresponding periods in the prior year. The decrease in the current three month period is primarily due to decrease in marketing program spend, lower meetings spend and lower commissions, and a $4.5 million refund received in the third quarter of fiscal 2017 from amending the Company's Medical Device Excise tax filings, partially offset by higher legal fees. For the current nine month period expenses were relatively consistent with the prior year. We experienced an increase in non-income tax charges recorded in the second quarter of fiscal 2017, an increase in compensation and commissions from increased head count, higher marketing expenditures internationally, increased legal fees and acquisition fees, offset by lower marketing initiatives and program spend on Genius 3D, lower meeting and related expenses, and lower restructuring costs. In addition, the prior year period included medical device excise taxes of $2.5 million.
Medical Aesthetics

	Three Months Ended				Nine Months Ended
	July 1, 2017	June 25, 2016	Change		July 1, 2017	June 25, 2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$110.0	$—	$110.0	100.0%	$126.1	$—	$126.1	100.0%
Operating Loss	$(45.4)	$—	$(45.4)	(100.0)%	$(69.9)	$—	$(69.9)	(100.0)%
Operating Loss as a % of Segment Revenue	(41.3)%	—%			(55.4)%	—%
Medical Aesthetics revenue increased in the current three and nine month periods related to the acquisition of Cynosure.
The operating loss of $45.4 million and $69.9 million in the current three and nine month periods was primarily due to amortization of intangible assets of $20.6 million and $23.0 million, respectively, step-up to fair value of inventory sold of $19.6 million and $21.9 million, respectively, and restructuring, retention and integration expenses, including legal and professional consulting fees, aggregating $13.6 million and $17.5 million, respectively, partially offset by gross profit. The nine month period includes acquisition transaction fees of $18.4 million.
GYN Surgical

	Three Months Ended				Nine Months Ended
	July 1, 2017	June 25, 2016	Change		July 1, 2017	June 25, 2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$106.5	$102.0	$4.5	4.4%	$322.4	$291.6	$30.8	10.5%
Operating Income	$25.6	$16.8	$8.8	52.3%	$52.9	$49.2	$3.7	7.5%
Operating Income as a % of Segment Revenue	24.1%	16.5%			16.4%	16.9%
GYN Surgical revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the increases in product revenues discussed above.

Operating income for this business segment increased in the current three and nine month periods compared to the corresponding periods in the prior year due to increases in gross profit as result of higher revenues and, for the current quarter, lower operating expenses. Gross margin increased to 64.3% and 63.4% in the current three and nine month periods, respectively, from 61.3% and 61.6% in the corresponding periods in the prior year primarily due to higher revenues with improved manufacturing efficiencies, a decrease in amortization expense, and the inclusion in the prior year period of a write-off of inventory that would not be utilized.
Operating expenses decreased in the current three month period and increased in the current nine month period. The decrease in the current three month period is primarily due to a $2.2 million refund received in the third quarter of fiscal 2017 from amending the Company's Medical Device Excise tax filings and lower sales and marketing expenses from lower commissions and program spend, partially offset by increased product development spend. The increase in the nine month period was primarily due to charges recorded for non-income tax matters of $15.5 million, increases in compensation from additional headcount, higher commissions due to increased sales, increased spend on marketing initiatives and increased product development spend.
Skeletal Health

	Three Months Ended				Nine Months Ended
	July 1, 2017	June 25, 2016	Change		July 1, 2017	June 25, 2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$21.8	$23.0	$(1.2)	(5.2)%	$64.6	$68.7	$(4.1)	(6.0)%
Operating Income (Loss)	$(1.2)	$0.1	$(1.3)	(1,164.7)%	$(7.0)	$4.1	$(11.1)	(269.4)%
Operating Income (Loss) as a % of Segment Revenue	(5.7)%	0.5%			(10.8)%	6.0%
Skeletal Health revenues decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the decrease in product revenues discussed above.
Operating income decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to decreases in gross profit from lower revenues and increased obsolescence charges. Gross margin rate was 44.1% and 41.2% in the current three and nine month periods, respectively, compared to 46.1% and 48.5%, respectively, in the corresponding periods in the prior year. This business also had higher operating expenses in the current nine month period primarily related to the facility closure costs incurred for the Bedford facility of $4.8 million, but expenses in the current three month period were essentially flat.

LIQUIDITY AND CAPITAL RESOURCES
At July 1, 2017, we had $276.8 million of a working capital deficit and our cash and cash equivalents totaled $588.4 million. Our cash and cash equivalents balance increased by $40.0 million during the first nine months of fiscal 2017 primarily due to cash generated through investing activities as a result of the sale of our blood screening business, sales of marketable securities, cash flow from our core operating activities and borrowings under our revolving line of credit, partially offset by tax payments on the gain on the sale of the blood screening business, the purchase of Cynosure and repurchases and repayments of debt, and capital expenditures.
In the first nine months of fiscal 2017, our operating activities used cash of $158.3 million, primarily due to making tax payments of $632.7 million related to the gain on the sale of our blood screening business in which the cash received from the sale is within investing cash flows. Excluding these tax payments, cash flow from operations would have been $474.4 million. Adjusting net income of $672.8 million, were non-cash charges for depreciation and amortization aggregating $328.7 million, stock-based compensation expense of $53.4 million and non-cash interest expense of $38.9 million related to our outstanding debt. These adjustments to net income were partially offset by a gain on the sale of our blood screening business of $899.7 million and a decrease in net deferred tax liabilities of $304.6 million, primarily from the amortization of intangible assets and reversal of deferred taxes related to blood screening intangible assets that were sold. Cash provided by operations also included a net cash outflow of $70.9 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by an increase in accounts receivable of $29.7 million due to a higher portion of revenues occurring in the third month of the quarter compared to prior quarters and the timing of billings on service contracts, which occurred on the last day of our quarter, a decrease in accounts payable of $28.3 million based on timing of payments and an increase in inventory of $20.2 million as inventory levels were built up to meet anticipated demand and launch newer products. Partially offsetting these cash out flows was an increase in accrued expenses of $15.4 million primarily related to an increase in accrued franchise taxes, interest on debt based on timing of payments, higher professional fees related to litigation, partially offset by lower compensation accruals, principally bonus (paid annually) and commissions.
In the first nine months of fiscal 2017, we generated $393.6 million of cash from investing activities, primarily related to $1.865 billion in proceeds from the sale of our blood screening business and $87.1 million in proceeds from the sale of marketable securities. These cash inflows were partially offset by $1.48 billion in cash used to acquire Cynosure and Medicor, net of cash acquired, and $74.0 million for capital expenditures, which primarily consisted of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware.
In the first nine months of fiscal 2017, our financing activities used cash of $198.6 million primarily for payments of $290.1 million to extinguish our 2010 Notes and repurchase $100.0 million principal of each of our 2012 and 2013 Notes, principal payments of $56.3 million related to our Credit Agreement, and payments of $19.3 million for employee-related taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $125.0 million we drew down from our Revolver and $42.5 million from our equity plans, primarily from the exercise of stock options.
Debt
We had total recorded debt outstanding of $3.2 billion at July 1, 2017, which is comprised of amounts outstanding under our Credit Agreement of $1.46 billion (principal $1.48 billion), 2022 Senior Notes of $980.6 million (principal $1.0 billion), Convertible Notes of $576.4 million (principal $533.4 million), which includes accretion of interest at 4.0% per annum on the 2013 Notes, and amounts outstanding under the accounts receivable securitization program of $200.0 million.
Credit Agreement
The credit facilities under the Credit Agreement consist of:
•A $1.5 billion secured term loan to Hologic with a final maturity date of May 29, 2020 (the "Term Loan"); and
•A secured revolving credit facility under which we may borrow up to $1 billion, subject to certain sublimits, with a final maturity date of May 29, 2020 (the "Revolver").

As of July 1, 2017, the principal amount outstanding under the Term Loan was $1.35 billion and there was $125.0 million outstanding under the Revolver.
Borrowings are secured by first-priority liens on, and a first-priority security interest in, substantially all of our assets, with certain exceptions.
We are required to make scheduled principal payments under the Term Loan in increasing amounts ranging from $18.75 million per three-month period commencing with the three-month period ending on September 25, 2015 to $37.5 million per three-month period commencing with the three-month period ending on September 28, 2018. The remaining balance of the Term Loan is due at maturity. In addition, subject to the terms and conditions set forth in the Credit Agreement, we are required to make certain mandatory prepayments from specified excess cash flows from operations (to the extent our net senior secured leverage ratio exceeds a certain ratio) and from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances and insurance recoveries (subject to certain reinvestment rights) (“Mandatory Prepayments”). Mandatory Prepayments are required to be applied by us first to the Term Loan, second to any outstanding amount under the swing line sublimit, and third to any outstanding amount under a letter of credit sublimit. Subject to certain limitations, we may voluntarily prepay any of the credit facilities under the Credit Agreement without premium or penalty.
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

The Credit Agreement contains two financial ratio covenants measured as of the last day of each fiscal quarter: a total net leverage ratio and an interest coverage ratio. We were in compliance with these covenants as of July 1, 2017.
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
Convertible Notes
At July 1, 2017, our Convertible Notes, in the aggregate principal amount of $533.4 million, are recorded at $576.4 million, which includes accretion of interest at 4.0% per annum on the 2013 Notes and is net of the unamortized debt discount attributed to the embedded conversion feature of the convertible notes. These notes consist of:

•	$263.4 million of our 2.00% Convertible Senior Notes due 2042 issued in March 2012 ("2012 Notes"); and

•	$270.0 million of our 2.00% Convertible Senior Notes due 2043 issued in February 2013 ("2013 Notes").

The Convertible Notes are recorded as current obligations on our balance sheet. Since they are in-the-money as our stock price is in excess of their respective conversion prices, the aggregate amount to redeem the Convertible Notes as of July 1, 2017 would be approximately $717.0 million, which excludes any taxes that may be due upon redemption.

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
During the third quarter of fiscal 2017, the closing price of our common stock exceeded 130% of the applicable conversion price of the 2012 Notes on at least 20 of the last 30 consecutive trading days of the calendar quarter ending June 30, 2017. As a result, holders of the 2012 Notes are able to convert their notes during the third calendar quarter of 2017. The carrying amount of the 2012 Notes as of July 1, 2017 was $260.0 million (which had a principle value of $263.4 million at July 1, 2017). As of July 1, 2017, the if-converted value of the 2012 Notes exceeded the aggregate principal amount by approximately $123.7 million.
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

Accounts Receivable Securitization Program
On April 25, 2016, we entered into a one-year $200.0 million accounts receivable securitization program (the "Securitization Program") with several of our wholly owned subsidiaries and certain financial institutions. Under the terms of the Securitization Program, we and certain of our wholly-owned subsidiaries sell our customer receivables to a bankruptcy remote special purpose entity, which is wholly-owned by us. The special purpose entity, as borrower, and we, as servicer, have entered into a Credit and Security Agreement with several lenders pursuant to which the special purpose entity may borrow from the lenders up to $200.0 million, with the loans secured by the receivables. The amount that the special purpose entity may borrow at a given point in time is determined based on the amount of qualifying receivables that are present in the special purpose entity at such point in time. On April 21, 2017, we entered into an amendment to extend the Securitization Program an additional year to April 20, 2018. The amendment allows us to continue to borrow up to $200.0 million and due to structural changes to the terms, the borrowing base has fewer limitations. As of July 1, 2017, $200.0 million was outstanding under the Securitization Program. The assets of the special purpose entity secure the amounts borrowed and cannot be used to pay our other debts or liabilities.
The Credit and Security Agreement contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, and an event of default upon a change of control. In addition, it contains financial covenants consistent with that of the Credit Agreement. As of July 1, 2017, we were in compliance with these covenants.
Acquisition
In connection with our acquisition of Cynosure, holders of 1.2 million Cynosure shares did not tender their shares. These shareholders have sought a valuation appraisal for their shares. As such, based on the per share value of the acquisition of $66.00 per share, we have recorded a $79.2 million liability as of July 1, 2017. In addition, by law we are required to pay interest on this amount at the Federal Reserve Rate plus 5.0% per annum, and recorded $1.5 million as of July 1, 2017.

Stock Repurchase Program
On June 21, 2016, the Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common stock over the next five years. There were no repurchases of common stock made under this authorization during the nine months ended July 1, 2017.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, publicly-traded debt and equity securities, cost-method equity investments, insurance contracts and related deferred compensation plan liabilities, interest rate caps, forward foreign currency contracts, accounts payable and debt obligations. Except for our outstanding Convertible Notes and 2022 Senior Notes, the fair value of these financial instruments approximates their carrying amount. As of July 1, 2017, we have $533.4 million in principal amount of Convertible Notes outstanding, including $263.4 million principal amount of our 2012 Notes and $270.0 million principal amount of our 2013 Notes. The Convertible Notes are recorded net of the unamortized debt discount and deferred issuance costs on our consolidated balance sheets. The fair value of our 2012 Notes and 2013 Notes as of July 1, 2017 was approximately $387.1 million and $329.9 million, respectively. The fair value of our 2022 Senior Notes was approximately $1.05 billion. Amounts outstanding under our Credit Agreement and Securitization Program of $1.48 billion and $200.0 million, respectively, as of July 1, 2017 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
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
As of July 1, 2017, there was $1.48 billion of aggregate principal outstanding under the Credit Agreement, including amounts borrowed under the Revolver, and $200.0 million aggregate principal outstanding under the securitization program. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by approximately $2.1 million. During fiscal 2015, we entered into multiple interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding. The critical terms of the interest rate caps were designed to mirror the terms of our LIBOR-based borrowings under the Credit Agreement, and therefore the interest rate caps are highly effective at offsetting the cash flows being hedged. We designated these derivatives as cash flow hedges of the variability of the Libor-based interest payments on $1.0 billion of principal over a 3-year period, which ends on December 31, 2017.
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
As of July 1, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of July 1, 2017. We closed the acquisition of Cynosure on March 22, 2017, and Cynosure's total assets and revenues constituted 25.4% and 5.6%, respectively, of our consolidated total assets and revenues as shown on our consolidated financial statements as of and for the nine months ended July 1, 2017. As the acquisition occurred in the second quarter of fiscal 2017, we excluded Cynosures' internal control over financial reporting from the scope of our assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition, if specified conditions are satisfied.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
April 2, 2017 – April 29, 2017	29,918	$42.42	—	$—	$500.0
April 30, 2017 – May 27, 2017	3,524	44.49	—	—	500.0
May 28, 2017 – July 1, 2017	7,621	45.18	—	—	500.0
Total	41,063	$—	—	$—	$500.0
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

(2)
On June 21, 2016, the Board of Directors authorized the repurchase of up to an additional $500.0 million of our outstanding common stock over the next five years. There were no repurchases of common stock made under this authorization during the quarter ended July 1, 2017.

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

Hologic, Inc.
(Registrant)

Date:	August 2, 2017	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 2, 2017	/s/ Robert W. McMahon

Robert W. McMahon
Chief Financial Officer (Principal Financial Officer)