Form 10-K
period 2017-09-30
HOLOGIC INC
filed 2017-11-21
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of April 1, 2017 was $11,852,439,894 based on the price of the last reported sale on Nasdaq Global Select Market on that date.
As of November 14, 2017, 275,683,548 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s annual meeting of stockholders to be filed within 120 days of the end of its fiscal year ended September 30, 2017 are incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated.

HOLOGIC, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

•	the effect of the continuing worldwide macroeconomic uncertainty, including the United Kingdom’s decision to leave the European Union, on our business and results of operations;

•	the coverage and reimbursement decisions of third-party payors and the guidelines, recommendations, and studies published by various organizations relating to the use of our products and treatments;

•	the uncertainty of the impact of cost containment efforts and federal healthcare reform legislation on our business and results of operations;

•
the impact to our results of operations from the disposal of our blood screening business to Grifols S.A., or Grifols, and the operational challenges of separating this business unit from our molecular diagnostics business;

•	the ability to successfully manage ongoing organizational and strategic changes, including our ability to attract, motivate and retain key employees;

•
the impact and anticipated benefits of completed acquisitions, including our acquisition of Cynosure, Inc., or Cynosure, in the second quarter of fiscal 2017, and acquisitions we may complete in the future;

•
the ability to consolidate certain of our manufacturing and other operations on a timely basis and within budget, without disrupting our business and to achieve anticipated cost synergies related to such actions;

•	our goal of expanding our market positions;

•	the development of new competitive technologies and products;

•	regulatory approvals and clearances for our products;

•	production schedules for our products;

•	the anticipated development of markets into which we sell our products and the success of our products in these markets;

•	the anticipated performance and benefits of our products;

•	business strategies;

•	estimated asset and liability values;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future;

•	our compliance with covenants contained in the terms of the agreements governing our indebtedness;

•	anticipated trends relating to our financial condition or results of operations, including the impact of interest rate and foreign currency exchange fluctuations; and

•	our anticipated use of proceeds, and capital resources and the adequacy thereof.

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

TRADEMARK NOTICE
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 3Dimensions, 3D Mammography, Accolade, Accuprobe, Affirm, Affirm Prone, Apogee, Aptima, Aptima Combo 2, ATEC, Brevera, C-View, Celero, Cellulaze, Cervista, Cynergy, Cynosure, Dimensions, Discovery, DTS, Elite, Eviva, Fluoroscan, Gen-Probe, Genius, Genius 3D, Genius 3D Mammography, Horizon, Invader, Medicor, MedLite, MonaLisa Touch, MultiCare, MyoSure, NovaSure, Panther, PicoSure, PrecisionTx, PreservCyt, Prodesse, Progensa, RevLite, SculpSure, SecurView, Selenia, Sertera, SmartLipo Triplex, StereoLoc, Synthesized 2D, ThinPrep, Tigris, TLI IQ, Tomcat, TMA, and Vectus.
Procleix, Ultrio, and Ultrio Plus are trademarks of Grifols Worldwide Operations Limited.

PART I

Item 1.    Business
Overview
We are a developer, manufacturer and supplier of premium diagnostics products, medical imaging systems and surgical products with an emphasis on women's health. On March 22, 2017, we acquired Cynosure, Inc., or Cynosure. Cynosure is a developer, manufacturer and supplier of a broad array of light-based aesthetic and medical treatment systems. The products are used to provide a diverse range of treatment applications such as non-invasive body contouring, hair removal, tattoo removal, skin revitalization and scar reduction, as well as the treatment of vascular lesions. The Cynosure business is referred to as Medical Aesthetics and operates as a separate business segment. As a result of our acquisition of Cynosure, we operate in five segments: Diagnostics, Breast Health, Medical Aesthetics, GYN Surgical and Skeletal Health. We sell and service our products through a combination of direct sales and service personnel and a network of independent distributors and sales representatives.
We offer a wide range of diagnostic products which are used primarily to aid in the diagnosis of human diseases and through January 31, 2017, we offered products that screen donated human blood and plasma. Our primary diagnostics products include our Aptima family of assays, which run on our advanced instrumentation systems (Panther and Tigris), our ThinPrep System, the Rapid Fetal Fibronectin Test and, through January 31, 2017, the Procleix blood screening assays. The Aptima family of assays is used to detect, among other things, the infectious microorganisms that cause the common sexually transmitted diseases, or STDs, chlamydia and gonorrhea, certain high-risk strains of human papillomavirus, or HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth. In blood screening, we developed and manufactured the Procleix family of assays, which are used to detect various infectious diseases. The Procleix blood screening assays also run on our Panther and Tigris systems. These blood screening products were marketed worldwide by our former blood screening collaborator, Grifols S.A., or Grifols, to whom we sold the blood screening business on January 31, 2017. Following the closing of this disposition, we no longer operate our blood screening business, except to the limited extent we have agreed to support Grifols.
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
Products
We view our operations and manage our business in five principal reporting segments: Diagnostics, Breast Health, Medical Aesthetics, GYN Surgical and Skeletal Health. Financial information concerning these segments is provided in Note 14 to our audited consolidated financial statements contained in Item 15 of this Annual Report. The following describes our principal products in each of our segments.
Diagnostics Products
Aptima Family of Assays
The Aptima family of assays is used to detect, among other things, the infectious microorganisms that cause the common sexually transmitted diseases, or STDs, chlamydia and gonorrhea, certain high-risk strains of human papillomavirus, or HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. In addition, we also offer viral load assays for the quantitation of hepatitis B virus, or HBV, hepatitis C virus, or HCV, and human immunodeficiency virus, or HIV-1 for use on our Panther instrument system. All three of these viral load assays are CE-marked and are currently marketed in Europe. In addition, our HCV and HIV-1 viral load assays are approved for sale and marketing in the U.S., and we are seeking FDA approval of our HBV viral load assay. Our Aptima products integrate a proprietary number of core technologies, including our target capture technology, our Transcription Mediated Amplification, or TMA, technology, and our hybridization protection assay, or HPA, and dual kinetic assay, or DKA, technologies, to produce highly sensitive amplification assays that increase assay performance, improve laboratory efficiency and reduce laboratory costs. Each of these technologies is described in greater detail below.
Target Capture/Nucleic Acid Extraction Technology. The detection of target organisms that are present in small numbers in a large-volume clinical sample requires that target organisms be concentrated to a detectable level. One way to accomplish this is to isolate the particular nucleic acid of interest by binding it to a solid support. This support, with the target bound to it, can then be separated from the original sample. We refer to such techniques as “target capture.” We have developed target capture techniques to immobilize nucleic acids on magnetic beads by the use of a “capture probe” that binds to the bead and to the target nucleic acid. We use magnetic separation to concentrate the target by drawing the magnetic beads to the sides of a sample tube, while the remainder of the sample is removed from the tube. When used in conjunction with our amplification procedures, target capture techniques concentrate the nucleic acid target(s) and also remove materials in the sample that might otherwise interfere with amplification.

Transcription-Mediated Amplification (TMA) Technology. The goal of amplification technologies is to increase the copy number of a target nucleic acid sequences that may be present in samples in small numbers. These copies can then be detected using nucleic acid probes. Amplification technologies can yield results in only a few hours versus the several days or weeks required for traditional culture methods. TMA is a transcription-based amplification system that uses two different enzymes to drive the process. The first enzyme is a reverse transcriptase that creates a double-stranded DNA copy from an RNA or DNA template. The second enzyme, an RNA polymerase, makes thousands of copies of the complementary RNA sequence, known as the “RNA amplicon,” from the double-stranded DNA template. Each RNA amplicon serves as a new target for the reverse transcriptase and the process repeats automatically, resulting in an exponential amplification of the original target that can produce over a billion copies of amplicon in less than thirty minutes.
Hybridization Protection Assay (HPA) and Dual Kinetic Assay (DKA) Technologies. With our HPA technology, we have simplified testing, further increased test sensitivity and specificity, and increased convenience. In the HPA process, the acridinium ester, or AE, molecule is protected within the double-stranded helix that is formed when the probe binds to its specific target. Prior to activating the AE molecule, known as “lighting off,” a chemical is added that destroys the AE molecule on any unhybridized probes, leaving the label on the hybridized probes largely unaffected. When the “light off” or detection reagent is added to the specimen, only the label attached to the hybridized probe is left to produce a signal indicating that the target organism’s DNA or RNA is present. All of these steps occur in a single tube and without any wash steps, which were required as part of conventional probe tests. Our DKA technology uses two types of AE molecules that can be differentiated from each other-one that “flashes” and another one that “glows.” By using DKA technology, we have created nucleic acid test, or NAT, assays that can detect two separate targets simultaneously.
Instrumentation
We have developed and continue to develop instrumentation and software designed specifically for use with certain of our assays, including the Aptima family of assays. We also provide technical support and instrument service to maintain these instrument systems in the field. By placing our proprietary instrumentation in laboratories and hospitals, we can establish a platform for future sales of our assays.
Our instrumentation includes the Tigris system, an integrated, fully-automated testing instrument for high-volume laboratories which is approved for use with a number of our Aptima assays, the Panther instrument system, an integrated, fully-automated testing instrument capable of serving both high- and low-volume laboratories, and our semi-automated direct tube sampling, or DTS, instruments which are used to run a number of infectious disease assays. In the fourth quarter of fiscal 2014, we also introduced our Tomcat instrument, a fully-automated general purpose instrument designed to improve pre-analytical sample processing by eliminating the inefficient and error-prone activities associated with manually transferring samples from one tube to another. In the third quarter of fiscal 2017, we received a CE-mark for our new Panther Fusion system and related Fusion assays for flu and respiratory testing, all of which are currently available in Europe. The Panther Fusion system extends the capabilities of the existing Panther system by adding the flexibility of polymerase chain reaction, or PCR, functionality to our existing TMA-based technology, all as a modular in-lab upgrade to the existing Panther system. We also received clearance from the FDA in October 2017 to market and sell the Panther Fusion system and related Fusion assays in the U.S.
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
ThinPrep System
The ThinPrep System is the most widely used method for cervical cancer screening in the U.S. The ThinPrep System consists of any one or more of the following: the ThinPrep 2000 Processor, ThinPrep 5000 Processor, ThinPrep5000 Processor with Autoloader, ThinPrep Imaging System, and related reagents, filters and other supplies, such as the ThinPrep Pap Test and our ThinPrep PreservCyt Solution.

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
Dimensions: Breast Tomosynthesis

Our Dimensions platform includes the Selenia Dimensions gantry and the 3Dimensions gantry incorporating our DirectRay digital detector capable of performing both 2D and tomosynthesis image acquisition and display. When operating in tomosynthesis mode, each system acquires a series of low dose x-ray images taken in a scanning motion at various angles. The images are mathematically processed into a series of small slices, allowing for visualization of the breast in multiple contiguous slices. We believe by revealing the internal structure of the breast, the more subtle architecture of various types of suspicious lesions may be able to be better interpreted, which may ultimately increase cancer detection and reduce unnecessary patient callbacks. Our clinical results for FDA approval demonstrated that conventional 2D digital mammography with the addition of our Genius 3D Mammography is superior to 2D digital mammography alone for both screening and diagnostics. The new 3Dimensions system, which was released for commercial shipment in Europe during the fourth quarter of fiscal 2017, is designed to be our most advanced 3D mammography system. In the U.S., the 3Dimensions system has been approved by the FDA, although we are awaiting FDA approval of certain hardware and software features.
Synthesized 2D System
Our Synthesized 2D product has two offerings: C-View and Intelligent 2D. These software products provide a 2D image that is mathematically synthesized from the data within a tomosynthesis exam. Our current recommended clinical practice involves what we refer to as a “combo” exam involving a tomosynthesis exam and a conventional digital 2D exam, but performed under the same breast compression. The C-View product allows for the mathematical construction of a 2D image in standard resolution format from the tomosynthesis data, without the need for an actual 2D exposure. Elimination of the 2D exposure reduces the breast compression time and patient dose compared to the current combo exam. The new Intelligent 2D product, which was released in Europe during the fourth quarter of fiscal 2017, allows for the mathematical construction of a 2D image in high resolution format.

Selenia
The Selenia product family is our original full field digital mammography platform. The Selenia product family includes the Selenia base configuration, the Selenia Value (a lower cost alternative to the Selenia base configuration) and a remanufactured Selenia system, each of which offer customers varying performance capabilities. We discontinued the Selenia system in fiscal 2016.
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
Stereotactic Breast Biopsy Systems

We provide clinicians with the flexibility of choosing upright or prone systems for breast biopsy by offering three minimally invasive stereotactic breast biopsy guidance systems: the MultiCare Platinum and Affirm Prone dedicated, prone breast biopsy table, the StereoLoc II upright attachment, and the Affirm upright attachment. The StereoLoc II attachment is used in conjunction with our Selenia systems. The Affirm upright attachment is employed with our Dimensions systems. These breast biopsy systems provide an alternative to open surgical biopsy and can be performed as an outpatient procedure under local anesthesia, allowing shorter recovery times. The Affirm tomosynthesis option provides faster lesion targeting and reduced patient procedure time compared to traditional stereotactic biopsy procedures. The Affirm system is pre-programmed for use with our Brevera, Eviva and ATEC vacuum-assisted breast biopsy devices.
Breast Biopsy Products

We offer a wide range of minimally invasive products for breast biopsy and biopsy site marking. Our breast biopsy portfolio includes three types of tethered vacuum-assisted breast biopsy products, the Brevera, ATEC, and Eviva devices. Each tethered device is powered by a console and utilizes our patented fluid management system. The ATEC device can be used under all standard imaging guidance modalities (stereotactic x-ray, ultrasound, MRI and molecular breast imaging) whereas our Brevera and Eviva devices are used exclusively under stereotactic x-ray guidance. We also offer the Celero and Sertera biopsy devices, both of which are non-tethered (no separate console), spring-loaded, disposable core biopsy devices, which are used exclusively under ultrasound-guidance.
Medical Aesthetics
SculpSure
Our SculpSure laser system is a hyperthermic laser treatment for non-invasive body contouring. Utilizing a 1060 nanometer (nm) diode laser, SculpSure is designed to reduce fat non-invasively by eliminating subcutaneous fat cells. Over time, the body naturally eliminates the fat cells that were disrupted by the SculpSure treatment. The hands-free device features a flexible applicator system to treat multiple anatomical areas of the body. SculpSure is currently approved for treatment on flanks, abdomen and back as well as inner and outer thighs. We recently received FDA 510(k) clearance for use of SculpSure in the submental, or below the chin, area. The SculpSure system requires the use of a Patented Applicator for Contouring, or PAC, to activate each applicator handpiece used in a treatment cycle.
PicoSure, MedLite and RevLite
Our PicoSure system uses a 755 nm wavelength laser for the removal of tattoos and benign pigmented lesions, as well as the reduction of wrinkles. PicoSure uses short bursts of energy which are measured in picoseconds (trillionths of a second) in contrast to nanosecond technology, used in our MedLite and RevLite products, which delivers pulses in billionths of a second. The bursts of energy cause the tattoo ink or other damage to break apart into tiny particles which are eliminated by the body. MedLite and RevLite are used for the removal of benign pigmented lesions and multi-colored tattoos. We also offer PicoSure 532 nm wavelength and the PicoSure 1064 nm wavelength to more effectively treat certain colors in tattoos.
MonaLisa Touch
The MonaLisa Touch is a CO2 laser for vaginal rejuvenation for postmenopausal women, breast cancer survivors and women who have undergone hysterectomies and who may suffer from changes to their gynecologic health, including vaginal dryness, soreness and itching as well as painful urination and intercourse. Delivering short CO2 ablative laser pulses to the vaginal wall, the MonaLisa Touch is designed to stimulate and promote the regeneration of collagen fibers and the restoration of hydration and elasticity within the vaginal mucosa. We distribute and market the MonaLisa Touch in North America pursuant to an exclusive distribution agreement with El.En. S.p.A., or El.En. We and El.En. have agreed to market and distribute the MonaLisa Touch under separate distribution agreements with our respective wholly-owned subsidiaries in the United Kingdom, Germany and Spain.
Other Products.
Other product offerings in our Medical Aesthetics business include, among others:

•	the Icon aesthetic system for hair removal, wrinkle reduction and scar and stretch mark treatment;

•	the Vectus diode laser for high volume hair removal;

•	the Cellulaze laser device for the treatment of cellulite;

•	the Cynergy product line for the treatment of vascular lesions;

•	the Elite product line for hair removal and treatment of facial and leg veins and pigmentations; and

•	the SmartLipo product line for Laser Body Sculpting for the minimally invasive removal of unwanted fat.
System Components.
Each of our Medical Aesthetics systems consists of a control console and one or more handpieces. Some of our systems consist of RF-based control consoles where energy is transferred through a handpiece or electrode. Our control consoles are each comprised of a graphical user interface, control system software and high voltage electronics. Depending on the system, the laser or other light source may be within the control console or the handpiece. The graphical user interface allows the practitioner to set the appropriate laser or flashlamp parameters, such as energy and pulse duration, to meet the requirements of a particular application for each particular patient. The control system software communicates the operator’s instructions from the graphical user interface to the system’s components and manages system performance and calibration.
For many applications, practitioners use cooling to protect the skin. The cooling system may be a separate system or integrated into the laser or intense pulsed light system itself. When not integrated, we offer our customers the SmartCool treatment cooling system, which we purchase from a third-party supplier and sell as a private label product under the SmartCool brand. The SmartCool handpiece, which is specially designed for use with our laser systems, interlocks with the laser handpiece.
GYN Surgical Products
NovaSure
The NovaSure endometrial ablation system allows physicians to treat women suffering from abnormal uterine bleeding. The system consists of a disposable device and a controller that delivers radio frequency, or RF, energy to ablate the endometrial lining of the uterus in order to eliminate or reduce the patient’s abnormal bleeding. The NovaSure disposable device is a hand-held, single-use device that incorporates a flexible gold-plated mesh electrode used to deliver the RF energy to the endometrial tissue. The NovaSure RF Controller generates and delivers the RF energy customized for each patient, monitors several critical treatment and safety parameters, and automatically controls the endpoint of the procedure. In the second quarter of fiscal 2017, we released a new NovaSure ADVANCED device with slimmer diameter designed to improve patient comfort and physician ease-of-use while maintaining the clinical efficacy of the NovaSure system.
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

The MyoSure system consists of a tissue removal device, control unit, and hysteroscope. The MyoSure tissue removal device is single-use and features simultaneous tissue cutting and removal. The device incorporates a rapidly rotating cutting blade. During the procedure, the tissue removal device is inserted through the MyoSure hysteroscope. This tissue removal device is powered by a control unit, which features a simple user interface and is foot pedal activated.
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
Marketing, Sales and Service
We sell and service our products through a combination of direct sales and service forces and a network of independent distributors and sales representatives. In fiscal 2017, 2016, and 2015, no customer accounted for more than 10% of our consolidated revenues. In fiscal 2017, 2016, and 2015, revenues generated from Grifols, to whom we sold our blood screening business, accounted for 11.7%, 18.8%, and 20.9% of our Diagnostics segment revenue, respectively. In addition, in fiscal 2017, revenues from another customer accounted for 12.8% of our Diagnostics segment revenue. No other customer accounted for more than 10% of our revenues in any other business segment in fiscal 2017, 2016, or 2015. In fiscal 2017, 2016, and 2015, international revenues accounted for 22.4%, 21.1%, and 24.0% of our consolidated revenues, respectively. See Note 14 to our consolidated financial statements contained in Item 15 of this Annual Report for geographical information.
Our U.S. sales force is structured to specifically target the customers in each of our business segments. We maintain distinct teams focused on the Diagnostics, Breast Health, Medical Aesthetics, GYN Surgical, and Skeletal Health markets. Our end customers include clinical laboratories, hospitals, healthcare providers and surgeons in both hospital and office settings, and we target various specialists at healthcare entities who use our products, such as ob-gyns, dermatologists, radiologists and breast surgeons.
A critical element of our strategy in the U.S. for our Diagnostics, Breast and Skeletal Health and GYN Surgical divisions has been to utilize the results of our clinical trials and expanded FDA labeling to demonstrate safety, efficacy and productivity improvements to our target customers. Our U.S. sales efforts for these divisions also include the use of national account managers focused on obtaining purchasing contracts from large purchasing entities, such as managed care organizations, integrated delivery networks and government healthcare facilities. In addition, in certain regions of the U.S., we use a limited number of independent dealers or distributors to sell and service certain of our products. Internationally, our products in all divisions are marketed and sold through a combination of a direct sales force and a network of distributors.
In our Medical Aesthetics division, we target potential customers through office visits, trade shows and trade journals. We also conduct clinical workshops and webinars featuring recognized expert panelists and opinion leaders to promote existing and new treatment techniques using our products. We believe that these workshops and webinars enhance customer loyalty and provide us with new sales opportunities. We also use direct mail programs to target specific segments of the market that we seek to access, such as members of medical societies and attendees at meetings sponsored by medical societies or associations. We actively maintain a public relations program to promote coverage of our products on daytime television shows in the U.S. and Europe and we are active on popular social media outlets.
Our service organization is responsible for installing our products and providing warranty and repair services, applications training and biomedical training. In our Medical Aesthetics business, we also provide business and practice development consulting. Products sold by our direct sales force typically carry limited warranties covering parts and labor for twelve months. Products sold through dealers also carry limited warranties that typically last for twelve months and cover only parts and components. We also offer service contracts that generally last one to five years after the original warranty period. We provide both repair services and routine maintenance services under these arrangements, and also offer repair and maintenance services on a time and materials basis to customers that do not have service contracts. Internationally, we primarily use distributors, sales representatives and third parties to provide maintenance service for our products.
El.En. Commercial Relationship
We have several distribution agreements with El.En. S.p.A. Under one of these agreements, we purchase from El.En. its SmartLipo MPX system and its proprietary SLT II laser system. The SLT II laser system is an essential component of our SmartLipo Triplex, Cellulaze, and PrecisionTx systems, which also incorporate our proprietary software and delivery systems. We have exclusive worldwide rights under this agreement to sell the SmartLipo MPX system and our products containing the SLT II laser system. Under another distribution agreement with El.En. and under separate distribution agreements with certain of our wholly-owned subsidiaries in the United Kingdom, Germany and Spain, we purchase from El.En. its MonaLisa Touch laser system.
The prices at which we purchase these laser systems from El.En. are specified in the agreements; however, they may be changed by El.En. at its discretion upon 30 days’ notice. El.En. is required to provide us with training for the products we distribute under these agreements, as well as marketing and other sales support for such products as we and El.En. may agree. We are required to use commercially reasonable efforts to sell and promote our systems containing these laser systems, and we are responsible for obtaining and maintaining regulatory approvals for such products. We or El.En. may terminate these agreements at any time based upon material uncured breaches by, or the insolvency of, the other party. In addition, El.En. may terminate each agreement if we do not meet annual minimum purchase obligations specified in the agreement and we may terminate if El.En. rejects a purchase order that is in line with our forecast.
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
In the global clinical diagnostics market, we compete with several companies offering alternative technologies to our diagnostic products. For example, in the U.S., our Aptima Combo 2 test competes against BD and Roche Diagnostics Corporation, or Roche, and our Aptima HPV and Cervista HPV tests compete with tests marketed by Qiagen and Roche.
Breast Health. Our mammography and related products and subsystems compete on a worldwide basis with products offered by a number of competitors, including General Electric Company, or GE, Siemens, Koninklijke Philips NV, or Philips, Planmed Oy, or Planmed, Carestream Health, Inc., FUJIFILM Holdings Corporation, or Fuji, I.M.S., and Toshiba Corporation. In the U.S., our full field digital mammography systems compete with digital mammography systems from GE, Siemens, Fuji, I.M.S., Philips and Planmed. Our digital mammography systems also compete with Fuji’s and Carestream Health’s Computed Radiography, or CR mammography systems, and other lower-priced alternatives to 2D digital mammography and analog mammography systems. In the U.S., GE, Siemens and Fuji have received FDA approval for their breast tomosynthesis systems, and we believe that other competitors are developing tomosynthesis systems for commercial use in the U.S. Our Dimensions tomosynthesis systems also compete in certain countries outside of the U.S. with tomosynthesis systems developed by GE, Siemens, Fuji, and I.M.S.
The primary competitor for our breast biopsy product line is Devicor Medical Products, Inc., part of Danaher Corporation's Leica Biosystems division. In addition, other competitors include CareFusion, a BD Company, Sanarus Technologies, LLC and Intact Medical Corporation.
Medical Aesthetics. Our Medical Aesthetics products compete against laser and other energy-based products offered by companies such as Cutera, Inc., Syneron Medical Ltd. and ZELTIQ Aesthetics, Inc. (acquired by Allergan plc in April 2017), as well as several smaller specialized companies, such as Alma Lasers Inc. (acquired in May 2013 by Shanghai Fosun Pharmaceutical) and Lumenis Inc. Some of these competitors have strong financial and human resources and have established reputations, as well as established worldwide distribution channels and sales and marketing capabilities. Additional competitors may enter the Medical Aesthetics market, and we are likely to compete with new Medical Aesthetics companies in the future. Our Medical Aesthetics products also compete against non-laser and non-light-based medical products, such as BOTOX and collagen injections, and surgical and non-surgical aesthetic procedures, such as face lifts, chemical peels, abdominoplasty, liposuction, microdermabrasion, sclerotherapy and electrolysis.
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
Manufacturing
We purchase many of the components, subassemblies, and raw materials used in our products from numerous suppliers worldwide. For reasons of quality assurance, scarcity and/or cost effectiveness, certain components, subassemblies, and raw materials used in our products are available only from one or a limited number of suppliers. We work closely with our suppliers to develop contingency plans to ensure continuity of quality and reliable supply. We established long-term supply contracts with many of our suppliers and in other instances, we developed in-house capability to offset potential shortages caused by sole source suppliers. Due to the high standards and FDA requirements applicable to manufacturing our products, such as the FDA's Quality System Regulation and Good Manufacturing Practices, we may not be able to quickly establish additional or replacement sources for certain components or materials. In the event that we are unable to obtain sufficient quantities of raw materials or components or subassemblies on commercially reasonable terms or in a timely manner, our ability to manufacture our products on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on our business, financial condition and results of operations.

Our current supplier of certain key raw materials for certain of our amplified NAT diagnostic assays is Roche Diagnostics Corporation. The parent company of Roche Diagnostics Corporation is F. Hoffmann-La Roche Ltd, a direct competitor of our Diagnostics business. Our Diagnostic business has two supply agreements with GE Healthcare Bio-Sciences Corp., an affiliate of GE, for membranes used in connection with our ThinPrep product line and for primers used in the manufacture of Aptima, Fusion, Cervista, Progensa and AccuProbe product lines. GE is a direct competitor with our Breast Health and Skeletal Health businesses.
We have sole-source third-party contract manufacturers for each of our molecular diagnostics instrument product lines and for our Skeletal Health products. KMC Systems, Inc., or KMC Systems, is the only manufacturer of the Tigris instrument spare parts, Stratec Biomedical AG, or Stratec, is the only manufacturer of the Panther instrument and Flextronics International, LTD, or Flextronics, is the only manufacturer of our Skeletal Health finished goods products. We are dependent on these sole source third-party manufacturers, and this dependence exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs. We have no firm long-term volume commitments with either KMC Systems, Stratec or Flextronics. If KMC Systems, Stratec, Flextronics or any of our other third-party manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its development or manufacturing operations or becomes insolvent or otherwise fails to supply us with products in sufficient quantities, instrument and equipment shipments to our customers could be delayed, which would decrease our revenues and may harm our competitive position and reputation. Further, because we place orders with our manufacturers based on forecasts of expected demand for our instruments and Skeletal Health products, if we inaccurately forecast demand we may be unable to obtain adequate manufacturing capacity or adequate quantities of components to meet our customers' delivery requirements.
In our Medical Aesthetics business, we use Alexandrite rods in the lasers for our Elite+, Apogee+, and PicoSure systems and our sole source supplier is Northrop Grumman SYNOPTICS. We are aware of no alternative supplier of Alexandrite rods meeting our quality standards. We also offer our SmartCool cooling systems for use with our laser aesthetic treatment systems, and our sole source supplier is Zimmer Elektromedizin GmbH. We use diode laser bars from Coherent, Inc. to manufacture our Vectus diode laser, and we use diode laser modules from Dilas Diode Laser Inc. to manufacture our SculpSure laser system. Although alternative suppliers exist for the diode laser bars, they could take months to qualify and implement. We also have El.En. as our sole source supplier for the MonaLisa Touch, as well as the SLT II laser system that we integrate with our own proprietary software and delivery systems for our SmartLipo Triplex, Cellulaze and PrecisionTx systems. We use one third-party to assemble and test many of the components and subassemblies for our Cynergy, Accolade, MedLite, RevLite, and PicoSure product families. We also utilize one third-party to assemble and test Elite+, Apogee+, Icon, Vectus, and the SculpSure finished devices.
We, and our contract manufacturers, manufacture our products at a limited number of different facilities located in the U.S. and throughout the world. In most cases, the manufacturing of each of our products is concentrated in one or a few locations. An interruption in manufacturing capabilities at any of these facilities, as a result of equipment failure or other reasons, could reduce, delay or prevent the production of our products. Some of our manufacturing operations are located outside of the U.S., including in Costa Rica and the United Kingdom. Those manufacturing operations are also subject to additional challenges and risks associated with international operations described under the caption “Risk Factors” set forth in Part I, Item 1A of this annual report on Form 10-K.
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
Other regulations which affect the content and manufacturing of our products include, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances, or REACH, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS, and the Waste Electrical and Electronic

Equipment Directive, or WEEE, enacted in the European Union which require the registration of and regulate the use of certain hazardous substances and chemicals in, and require the collection, reuse and recycling of waste from, certain products we manufacture. Similar legislation that has been or is in the process of being enacted in Japan and China and various states of the U.S. may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These redesigns or alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions, result in additional costs or have other similar effects.
Backlog
Our backlog as of October 28, 2017 and October 23, 2016 totaled $294.1 million and $345.5 million, respectively. Backlog consists of customer orders for which a delivery schedule within the next twelve months has been specified. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net revenues for any future period.
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
In addition to product development, our research and development personnel play an active role in the review of product specifications, clinical protocols and FDA submissions, as well as ensuring that certain of our products conform to European health, safety and environmental requirements, or CE-marking. Our research and development expenses were $232.8 million, $232.1 million and $214.9 million in fiscal 2017, 2016, and 2015, respectively.
Patents and Proprietary Rights
We rely primarily on a combination of trade secrets, patents, copyrights, trademarks and confidentiality procedures to protect our products and technology. Due to the rapid technological changes that characterize the markets we operate in, we believe that trade secrets and other unpatented know-how relied upon in connection with the development of new products and the enhancement of existing products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, we have obtained patents and will continue to make efforts to obtain patents, when available, in connection with our product development programs. We do not consider our business to be materially dependent upon any individual patent.
We own numerous U.S. patents and have applied for numerous additional U.S. patents relating to our technologies. We also own or have applied for corresponding patents in selected foreign countries. These patents relate to various aspects of most of our products. We do not know if current or future patent applications will issue with the full scope of the claims sought, if at all, or whether any patents issued will be challenged or invalidated. There is a risk that our patent applications will not result in granted patents or that granted patents will not provide significant protection for our products and technology. Third parties may infringe, misappropriate or otherwise violate our intellectual property rights, or copy or reverse engineer portions of our technology. Our competitors may independently develop similar or superior technology that our patents do not cover. In addition, because patent applications in the U.S. are not generally publicly disclosed until eighteen months after the application is filed, applications may have been filed by third parties that relate to our technology. Moreover, there is a risk that foreign intellectual property laws will not protect our intellectual property rights to the same extent as intellectual property laws in the U.S. The rights provided by a patent are finite in time. Over the coming years, certain patents relating to current products will expire in the U.S. and abroad which may allow third parties to exploit those technologies. In the absence of significant patent protection, we may be vulnerable to competitors who attempt to copy our products, processes or technology.
In addition to the patents we have been issued or we have acquired, we license patents from others on a variety of terms and conditions.
We are engaged in intellectual property litigation as described in Note 12 to our consolidated financial statements entitled "Litigation and Related Matters" , and as may also be described herein, and we may be notified in the future of claims that we may be infringing, misappropriating or otherwise violating the intellectual property rights of third-parties. In connection with any such claims, we may seek to enter into settlement and/or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms. Alternatively, we may decide or be required to litigate such claims. A successful claim by a third-party may require us to remove the alleged infringing product from the market or to design around the patented technology, potentially resulting in less market demand for the product.
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
The FDA classifies medical devices into three classes based on risk. Regulatory control increases from Class I (lowest risk) to Class III (highest risk). The FDA generally must clear or approve the commercial sale of new medical devices in Classes II and III. Commercial sales of our Class II (except for Class II exempt devices) and III medical devices within the U.S. must be preceded by either a pre-market notification filing pursuant to Section 510(k) of the FD&C Act (Class II) or the granting of a pre-market approval, or PMA (Class III). Our Class I and Class II exempt medical devices must follow Hologic’s internal Quality System processes prior to commercialization. All classes of devices must meet FDA's quality system (QS), establishment registration, medical device listing, labeling and medical device reporting (MDR) regulations.
A 510(k) pre-market notification filing must contain information establishing that the device to be sold is substantially equivalent to a device commercially distributed prior to May 28, 1976 or to a device that has been determined by the FDA to be substantially equivalent. The PMA procedure involves a complex and lengthy testing process that is subject to review by the FDA and may require several years to obtain. We may need to first obtain an investigational device exemption (for significant risk devices), known as an IDE, in order to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. The FDA will approve a PMA only if after evaluating the supporting technical data it finds that the PMA contains sufficient, valid scientific evidence to assure that the device is safe and effective for its intended use(s). This approval may be granted with post-approval requirements including inspection of manufacturing facilities and/or additional patient follow-up for an indefinite period of time.
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
Sales of medical devices outside of the U.S. are subject to foreign requirements that vary widely from country to country. For example, our ability to market our products outside of the U.S. is contingent upon maintaining our International Standards Organization, or ISO, Quality System certification, complying with European directives and in some cases receiving specific marketing authorization from the appropriate foreign regulatory authorities. Foreign registration is an ongoing process as we register additional products and/or product modifications.
The time required to obtain approval from a foreign country to market and sell our products may be longer or shorter than that required for FDA approval and the requirements may differ. In addition, we may be required to meet the FDA’s export requirements or receive FDA export approval for the export of our products to foreign countries.
In 2012, the European Commission proposed two new regulations, one each for medical devices and In-vitro Diagnostics (IVD). The European regulators have now reached consensus on the texts for both new regulations and they became official in May of 2017. There will be a three-year transition period for medical devices and a five-year transition period for IVDs. The adoption of these regulations may impact our international operations through a broadened scope of medical device and IVD oversight and/or regulatory reach. Compliance with the new European Commission regulations may impose additional administrative and financial burdens on us.
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
Reimbursement
Market acceptance of our medical products in the U.S. and other countries is dependent upon the purchasing and procurement practices of our customers, patient demand for our products and procedures, and, other than for our Medical Aesthetics products, the reimbursement of patients’ medical expenses by government healthcare programs, private insurers or other healthcare payors. In the U.S., the Centers for Medicare & Medicaid Services, known as CMS, establishes coverage policies and payment rates for Medicare beneficiaries. CMS publishes payment rates for physician, hospital, laboratory and ambulatory surgical center services on an annual basis. Under current CMS policies and regulations, varying payment levels have been established for tests and procedures performed using our products. Coverage policies for Medicare patients may vary by regional Medicare contractor in the absence of a national coverage determination and payment rates for procedures will vary based on the geographic price index. Coverage policies and reimbursement rates for Medicaid patients are dependent on each State Medicaid plan and will vary. Coverage policies and reimbursement rates for patients with private insurance is dependent on the individual private payor’s decisions and may not follow the policies and rates established by CMS. Moreover, private insurance carriers may choose not to follow the CMS coverage policies or payment rates. The use of our products outside of the U.S. is similarly affected by reimbursement policies adopted by foreign regulatory authorities and insurance carriers.
Healthcare policy and payment reform proposals and medical cost containment measures are being adopted in the U.S. and in many foreign countries. The ability of our customers to obtain appropriate reimbursement for our products and services from private and governmental third-party payors is critical to the success of medical technology companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement and coverage varies by country and can significantly impact acceptance of new products and technologies. Even if we develop a promising new product, we may find limited demand for the product unless reimbursement approval and coverage is obtained from private and governmental third-party payors. Further legislative or administrative reforms to the reimbursement system in the U.S. and other countries in a manner that significantly reduces reimbursement for procedures using our medical products or denies coverage for those procedures facilitated by our products, including price regulation, competitive bidding and tendering, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, could have a material adverse effect on our business, financial condition or results of operations.
Employees
As of September 30, 2017, we had 6,233 full-time employees, including 1,552 in manufacturing operations, 761 in research and development, 3,205 in marketing, sales and support services, and 715 in general administration. The 60 non-

management employees of our Hitec-Imaging subsidiary located in Germany are represented by a union and are subject to collective bargaining agreements. In addition, Hitec-Imaging’s German employees are represented by a works council, a Betriebsrat, with respect to various shop agreements for social matters and working conditions. We believe that our relationship with our employees is good. Except as described herein, none of our other employees are represented by a union.
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
Risks Relating to our Business
Successful execution of the revenue growth plan for all of our divisions, but particularly for our newly-acquired Medical Aesthetics division, is essential to achieving our growth objectives and involves risk.
Our successful execution of the growth plan for our Medical Aesthetics business, which is essential to achieving our growth objectives, involves a number of risks.  Among other things:

•	we may not be able to successfully commercialize our Medical Aesthetics product pipeline on a timely basis or at all;

•	we may be unable to drive increased disposable utilization of our SculpSure or other future products; and

•	we face competition from well-established companies operating in the Medical Aesthetics field, some of whom are much larger than we are and have more resources to devote to promoting the business.
Competition in the Medical Aesthetics device industry is intense. Our Medical Aesthetics products compete against products offered by companies such as Cutera, Syneron Medical, and ZELTIQ Aesthetics (which was acquired by Allergan in 2017), as well as several smaller specialized companies, such as Alma Lasers (acquired in 2013 by Shanghai Fosun Pharmaceutical) and Lumenis. We also face competition against non-laser and non-light-based medical products, such as BOTOX and collagen injections, and surgical and non-surgical aesthetic procedures, such as face lifts, chemical peels, abdominoplasty, liposuction, microdermabrasion, sclerotherapy and electrolysis. We may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed. Additional competitors may enter the market, and we are likely to compete with new companies in the future.
In addition, Medical Aesthetics is a new type of business for the Company, requiring understanding of a new market as well as new products and procedures that are not subject to reimbursement.  As noted in a subsequent risk factor, the elective nature of the Medical Aesthetics procedures subjects our business to increased volatility due to macroeconomic conditions. We market our aesthetic treatment systems to physicians and other practitioners as well as to end-users directly. We believe, and our growth expectations assume, that we and other companies selling lasers and other aesthetic treatment systems have not fully penetrated these markets and that we will receive a significant percentage of our revenues from selling to these markets.  In addition, the commercial success of the Medical Aesthetics products and technology we develop will depend upon the acceptance of these products by providers of aesthetic procedures and their patients and clients. It is difficult for us to predict how successful recently introduced products, or products we are currently developing, will be over the long term. If our expectations as to the size of these markets and our ability to sell our products to participants in these markets are not correct, our revenues will suffer and our business will be harmed.
Additionally, as our Medical Aesthetics business is newly-acquired, we face risks relating to integration, including, among others:

•	sales force and other employee turnover (including rebuilding the sales force of our Medical Aesthetics business);

•	unforeseen internal control, regulatory or compliance issues;

•	diversion of management’s attention from day-to-day operations;

•	difficulties or delays establishing, integrating or combining operations and systems (including accounting systems); and

•	adverse effects on existing business relationships with suppliers or customers.
Finally, the aesthetic laser and light-based treatment system industry is subject to continuous technological development and product innovation. If we do not continue to innovate and develop new products and applications within our Medical Aesthetics business, our competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications. Accordingly, the success of our Medical Aesthetics business depends in part on developing or acquiring new and innovative applications of laser and other light-based technology and identifying new markets for and applications of existing products and technology.
Any or all of these factors could impact our ability to successfully execute our Medical Aesthetics revenue growth plan, which could have a material adverse effect on our business and financial results.
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
The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products, complete clinical trials, obtain regulatory approvals and reimbursement in the U.S. and abroad, manufacture products in a cost-effective manner, obtain, maintain, protect and enforce appropriate intellectual property protection for our products, gain and maintain market approval of our products and access capital. If we are not able to successfully enhance existing products or develop new products, our products may be rendered obsolete or uncompetitive by new industry standards or changing technology. We cannot assure that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance, and we may be unable to recover all or a meaningful part of our investment in such products and technologies.
Additionally, as part of our long-term strategy, we are engaged in business development activities including evaluating acquisitions, joint development opportunities, technology licensing arrangements and other opportunities to further expand our presence in or diversify into priority growth areas by accessing new products and technologies. We may not be able to identify appropriate acquisition candidates, consummate transactions or obtain agreements with favorable terms. Further, once we acquire a business, such as Cynosure, for example, any inability to successfully integrate the business, decreases in customer loyalty or product orders, failure to retain and develop the acquired workforce, failure to establish and maintain appropriate controls or unknown or contingent liabilities could adversely affect our ability to realize the anticipated benefits of any acquisition. The integration of an acquired business such as Cynosure or any other acquired business, whether or not successful, requires significant efforts which may result in additional expenses and divert the attention of our management and technical personnel from other projects. These transactions are inherently risky, and there can be no assurance that any past or future transaction will be successful.
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
We are focused on international expansion as a key component of our growth strategy and have identified specific areas of opportunity in various international markets. In fiscal 2017, 22.4% of our revenue came from outside of the U.S. If we fail to capitalize on the opportunities we have identified, our future growth may be materially adversely affected.
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

•
the inability to effectively obtain, maintain, protect or enforce intellectual property rights, reduced protection for intellectual property rights in some countries, and the inability to otherwise protect against clone or “knock off” products; and

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
Further, the June 2016 referendum in the United Kingdom ("UK") in which voters approved a withdrawal from the European Union, commonly referred to as “Brexit,” has created uncertainty. Subsequent to the referendum, in March 2017, the UK formally initiated its withdrawal from the European Union by triggering Article 50 of the Treaty of Lisbon. As a result of the triggering of Article 50, the process of negotiating the terms of the UK’s exit from the European Union, which is expected to take two years, has commenced. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the UK and the European Union and increased regulatory complexities. We have a manufacturing facility in the UK. As a result of Brexit, we may face new regulatory costs and challenges that may have a material adverse effect on us and our operations.  For example, depending on the terms of Brexit, we could become subject to export tariffs and regulatory restrictions that could increase the costs and time related to doing business in Europe. Additionally, Brexit could result in the UK or the European Union significantly altering its regulations affecting the clearance or approval of our products that are developed or manufactured in the UK. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the UK, the European Union and elsewhere. Given the lack of comparable precedent, it is unclear what economic, financial, trade and legal implications the withdrawal of the UK from the European Union would have and how such withdrawal may affect us.
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
We constantly monitor the dynamics of the economy, the healthcare industry and the markets in which we compete, and we continue to assess the key personnel that we believe are essential to our long-term success. Over the last four years, we have effected a leadership change and have made significant organizational and strategic changes in connection therewith. If we fail to effectively manage our ongoing organizational and strategic changes, our financial condition, results of operations, and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed. Additionally, facilitating seamless leadership transitions for key positions is a critical factor in sustaining the success of an organization. If our succession planning efforts are not effective, it could adversely impact our business.

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
Market acceptance of our medical products in the U.S. and other countries is dependent upon the medical equipment purchasing and procurement practices of our customers, patient demand for our products and procedures, the reimbursement of patients’ medical expenses by government healthcare programs and third-party payors and, for our Medical Aesthetics business, individual economic health. The continuing uncertainty surrounding world financial markets and continuing weak worldwide macroeconomic conditions have caused and may continue to cause the purchasers of medical equipment to decrease their medical equipment purchasing and procurement activities. Economic uncertainty as well as increasing health insurance premiums and co-payments may continue to result in cost-conscious consumers making fewer elective trips to their physicians and specialists, which in turn would adversely affect demand for our products and procedures. Job losses or slow improvement in the unemployment rate in the U.S. may result in a smaller percentage of our patients being covered by an employer health group and a larger percentage being covered by lower paying Medicare and Medicaid programs. Furthermore, governments and other third-party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could adversely affect sales of our products.
Additionally, the aesthetic laser and energy-based treatment system industry in which our Medical Aesthetics business operates is particularly vulnerable to economic trends. Most procedures performed using our aesthetic treatment systems are elective procedures that are not reimbursable through government or private health insurance. The cost of these elective procedures must be borne by the patient. As a result, the decision to undergo a procedure that uses our products may be influenced by the cost. Consumer demand, and therefore our Medical Aesthetics business, is sensitive to a number of factors that affect consumer spending, including political and macroeconomic conditions, health of credit markets, disposable consumer income levels, consumer debt levels, interest rates, consumer confidence and other factors.  If there is not sufficient consumer demand for the procedures performed with our Medical Aesthetics products, practitioner demand for our Medical Aesthetics products would decline, and our Medical Aesthetics business would suffer.
In the event of deterioration of general business conditions or the availability of credit, the financial strength and stability of our Medical Aesthetics customers and potential customers may deteriorate over time, which may cause them to cancel or delay their purchase of our products. In addition, we may be subject to increased risk of non-payment of our accounts receivables for our Medical Aesthetics business. We may also be adversely affected by bankruptcies or other business failures of our customers and potential customers. A significant delay in the collection of funds or a reduction of funds collected may impact our liquidity or result in bad debts. If the current adverse macroeconomic conditions continue, our business and prospects may be negatively impacted.

The failure of third-party payors to provide appropriate levels of coverage and reimbursement for the use of our diagnostics, breast and skeletal health and surgical products and treatments facilitated by our products could harm our business and prospects.
Sales and market acceptance of our diagnostics, breast and skeletal health and surgical products and the treatments facilitated by these products is dependent upon the coverage decisions and reimbursement policies established by government healthcare programs and private health insurers. The ability of customers to obtain appropriate reimbursement for the products and services they use from private and governmental third-party payors is critical to the success of medical technology companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement varies by country and can significantly impact the acceptance of new products and technologies. Even if we develop a promising new product, we may find limited demand for the product unless appropriate reimbursement approval is obtained from private and governmental third-party payors. Further legislative or administrative reforms to the reimbursement systems in the U.S. and other countries in a manner that significantly reduces reimbursement for procedures using our diagnostics, breast and skeletal health and surgical products or denies coverage for those procedures facilitated by our products, including price regulation, competitive bidding and tendering, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, could have a material adverse effect on our business, financial condition or results of operations.
Healthcare policy changes, including healthcare reform legislation and the uncertainty surrounding the implementation of any such legislation, could harm our business and prospects.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, “the Healthcare Reform Act”) was enacted into law in the U.S. in March 2010. As a U.S. headquartered company with significant sales in the U.S., the medical device tax included in this law has materially affected us. The law imposed on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in January 2013. As such, this excise tax applied to the majority, if not all of our products sold in the U.S. Effective January 1, 2016, the implementation of the medical device tax was suspended for calendar years 2016 and 2017. The status of the tax for sales after December 31, 2017 will be reinstated unless there is legislative efforts to temporarily suspend or permanently repeal.
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
These reforms, cost containment measures and new taxes, including the uncertainty in the medical community regarding their nature and effect, could also have an adverse effect on our customers’ purchasing decisions regarding our products and treatments and could harm our business, results of operations, financial condition and prospects. We cannot predict the specific healthcare programs and regulations that will be ultimately implemented by regional and national governments globally. However, any changes that lower reimbursements for our products and/or procedures using our products, reduce medical procedure volumes or increase cost containment pressures on us or others in the healthcare sector could adversely affect our business and results of operations. In addition, the draft Clinical Laboratory Fee Schedule (CLFS) published by CMS under the Protecting Access to Medicare Act of 2014 (PAMA), may impact our diagnostic laboratory customers. This impact could in turn, over time, put pressure on the prices at which we sell our diagnostic assays and instruments to these customers.
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
Professional societies, government agencies, practice management groups, private health/science foundations, and organizations involved in healthcare issues may publish guidelines, recommendations or studies to the healthcare and patient communities. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, cost-effectiveness, and use of related therapies. Organizations like these have in the past made recommendations about our products and those of our competitors. Recommendations, guidelines or studies that are followed by healthcare providers and insurers could result in decreased use of our products. For example, in November 2012, the American Congress of Obstetrics and Gynecologists, known as the ACOG, released updates in which they have recommended less frequent cervical cancer screening similar to guidelines released in March 2012 by the U.S. Preventative Services Task Force, or the USPSTF, and the American Cancer Society. We believe that these recommendations and guidelines may have contributed to increased screening intervals for cervical cancer, which we believe has and may continue to adversely affect our ThinPrep revenues. Further, in September 2017, the USPSTF released draft recommendations that excluded HPV and Pap co-testing for women, which could also adversely affect our HPV test and ThinPrep revenues if these guidelines were to become final. In addition, on October 20, 2015, the American Cancer Society issued new guidelines recommending that women start annual mammograms at age 45 instead of 40 and have a mammogram every two years instead of annually. This recommendation could result in a decrease in purchases of our mammography systems.
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
Although we do not currently have any customers that represent more than 10% of our consolidated revenues, a material portion of product sales in our Diagnostics segment comes from a limited number of customers, one of whom accounted for more than 12.8% of our Diagnostics segment revenue in fiscal 2017. Blood screening product sales to Grifols accounted for 11.5% of our Diagnostics segment product revenue in fiscal 2017. We anticipate that our operating results in our Diagnostics segment will continue to depend, to a significant extent, upon revenues from a small number of customers. Contracts with two of our key Diagnostics customers are up for renewal in the next two years. The loss of any of these key customers, or a significant reduction in sales volume or pricing to these customers, could significantly reduce our Diagnostics segment revenues or profitability.
If we cannot maintain our current corporate collaborations and enter into new corporate collaborations, our product development could be delayed and our revenue could be adversely impacted.
With respect to certain of our products we have relied, to a significant extent, on corporate collaborators for funding development and marketing as well as distribution. We also expect to rely on our corporate collaborators for the commercialization of certain products. If any of our corporate collaborators were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the development or commercialization and subsequent marketing of the products contemplated by the collaboration could be delayed or terminated. We cannot control the amount and timing of resources our corporate collaborators devote to our programs or potential products.
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
We have relied primarily on a combination of trade secrets, patents, copyrights, trademarks and confidentiality procedures to protect our products and technology. Despite these precautions, unauthorized third parties may infringe, misappropriate or otherwise violate our intellectual property, or copy or reverse engineer portions of our technology. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. We do not know if current or future patent applications will be issued with the full scope of the claims sought, if at all, or whether any patents that do issue will be challenged or invalidated. The patents that we own or license could also be subjected to invalidation proceedings or similar disputes, and an unfavorable outcome could require us to cease using the related technology or to attempt to license rights to the technology from the prevailing party. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in the field of biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us.
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

Finally, within our Medical Aesthetics business, we jointly own certain patents and patent applications with third parties. In the absence of an agreement with each co-owner of jointly owned patent rights, we will be subject to default rules pertaining to joint ownership. Some countries require the consent of all joint owners to exploit, license or assign jointly owned patents, and if we are unable to obtain that consent from the joint owners, we may be unable to exploit the invention or to license or assign our rights under these patents and patent applications in those countries.
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
We rely on strategic relationships with a number of key distributors for sales and service of our products. If any of our strategic relationships are terminated and not replaced or if our strategic partners fail to perform their contractual obligations, our revenues and/or ability to service our products in the territories serviced by these distributors could be adversely affected. If any of our distribution or marketing agreements are terminated or if we elect to distribute new products directly, we will have to invest in additional sales and marketing resources, including additional field sales personnel, which would significantly increase future selling, general and administrative expenses. We may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all. If we fail to enter into acceptable distribution or marketing agreements or fail to successfully market our products, our product sales will decrease. In addition, we cannot be sure that our distributors will agree with our interpretation of the terms of the agreements or that we will receive payments under the agreements. The third-party distributors with which we do not have written distributor agreements may also disagree with the terms of our relationship. We may also be exposed to risks as a result of transitioning a territory from a distributor sales model to a direct sales model, such as difficulties maintaining relationships with specific customers, hiring appropriately trained personnel or ensuring compliance with local product registration requirements, any of which could result in lower revenues than previously received from the distributor in that territory. We do not control our distributors, and these parties may not be successful in marketing our products. These parties may fail to commit the necessary resources to market and sell our products to the level of our expectations. Currently, we have written distributor agreements in place with most of our third-party distributors.
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

Similarly, we rely on one or a limited number of suppliers for some key raw materials for our products and some of these suppliers are competitors. For example, our current supplier of certain key raw materials for certain of our amplified NAT diagnostic assays, pursuant to a fixed-price contract, is Roche Diagnostics Corporation and we have a supply and purchase agreement for oligonucleotides for HPV with Roche Molecular Systems, Inc. The parent company of both Roche Diagnostics Corporation and Roche Molecular Systems, Inc. is F. Hoffmann-LaRoche Ltd, a direct competitor of our Diagnostics business. We also have a supply agreement with GE Healthcare Bio-Sciences Corp., an affiliate of GE, for membranes used in connection with our ThinPrep product line. GE is a direct competitor with our Breast Health and Skeletal Health businesses. In our Medical Aesthetics business, we use Alexandrite rods in the lasers for our Elite and PicoSure systems. We depend exclusively on Northrop Grumman SYNOPTICS to supply the Alexandrite rods to us, and we are aware of no alternative supplier of Alexandrite rods meeting our quality standards. We offer our SmartCool cooling systems for use with our laser aesthetic treatment systems, and we depend exclusively on Zimmer Elektromedizin GmbH to supply SmartCool systems to us. We use diode laser bars from Coherent, Inc. to manufacture our Vectus diode laser, and we use diode laser modules from Dilas Diodenlaser GmbH to manufacture our SculpSure laser system. Although alternative suppliers exist for the diode laser bars, they could take months to qualify and implement. We also depend on El.En. for the SLT II laser system that we integrate with our own proprietary software and delivery systems into our SmartLipo Triplex, Cellulaze and PrecisionTx systems. El.En. markets, sells, promotes and licenses other products that compete with our products.
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
Because we do not require training for users of our non-invasive Medical Aesthetics products, and we sell these products to non-physicians, there exists an increased potential for misuse of these products, which could harm our reputation and our business.
Federal regulations allow us to sell our Medical Aesthetics products to or on the order of practitioners licensed by law to use or order the use of a prescription device. The definition of “licensed practitioners” varies from state to state. As a result, our products may be purchased or operated by physicians with varying levels of training and, in many states, by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the U.S., many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our products, nor can we require that direct medical supervision occur. We and our distributors offer product training sessions, but neither we nor our distributors require purchasers or operators of our non-invasive products to attend training sessions. The lack of required training and the purchase and use of our non-invasive products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.
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
Charges to earnings resulting from the application of the purchase method of accounting may adversely affect our operating results following the acquisition of Cynosure.
We have accounted for the acquisition of Cynosure using the purchase method of accounting, resulting in charges to our earnings that adversely affect our results of operations as determined in accordance with U.S. GAAP. Under the purchase method of accounting, we allocated the total purchase price to the assets acquired and liabilities assumed from Cynosure based on their estimated fair values as of the acquisition date, and recorded the excess of the purchase price over those fair values as goodwill. For certain intangible assets, recording their fair values as of the acquisition date results in incurring significant additional amortization expense that exceeds the amounts recorded by Cynosure prior to the acquisition. This increased expense is recorded over the estimated useful lives of the underlying assets. In addition, to the extent the carrying value of goodwill, acquired in-process research and development, or other intangible assets post-acquisition were to become impaired, including without limitation as a result of a change in our anticipated future cash flows, terminal value growth rates and discount rates of those assets or related reporting unit, we may be required to record charges relating to the impairment of those assets.
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
Based on performing a quantitative analysis, all of our reporting units passed Step 1 of the annual goodwill impairment test in fiscal 2017. For illustrative purposes, had the fair value of each of the reporting units been lower by 10%, all of the reporting units would still have passed Step 1 of the goodwill impairment test, except our Medical Aesthetics reporting unit. This reporting unit had a fair value as of the measurement date that exceeded its carrying value by 2% with goodwill of $683.5 million. We acquired Cynosure, which is the sole business in Medical Aesthetics, on March 22, 2017. In connection with our annual strategic planning process and annual goodwill impairment test, we have lowered our estimated financial projections for this business as a result of its current operating performance being below expectations, which we primarily attribute to the significant turnover in the U.S. sales force in 2017. In the event, future operating performance is below our forecasted projections, or there are negative changes to long-term growth rates or if discount rates increase, these factors could result in a decline in the fair value of the reporting unit and we may be required to record a goodwill impairment charge.
Although we believe that we use reasonable methodologies for developing assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates are uncertain by nature and can vary from actual results. Any significant adverse change regarding the amount and timing of future cash flows, terminal value growth rates and discount rates used in valuing our reporting units could require us to record an impairment charge, which could have an adverse effect on our operating results. In addition to the higher risk of impairment for our Medical Aesthetics reporting unit, it is possible that the continuation of the current global financial and economic uncertainty could negatively affect our anticipated future cash flows, or the discount rates used to value the cash flows for each of our reporting units to such an extent that we could be required to perform an interim impairment test during fiscal 2018.
Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.
As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. In preparing our financial statements, we record the amount of tax payable in each of the countries, states and other jurisdictions in which we operate. Our future effective tax rate, however, may be lower or higher than prior years due to numerous factors, including a change in our geographic earnings mix, changes in the measurement of our deferred taxes, and recently enacted and future tax law changes in jurisdictions in which we operate. We are also subject to ongoing tax audits in various jurisdictions, and tax authorities may disagree with certain positions we have taken and assess additional taxes. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could adversely affect our business, results of operations, and cash flows. U.S. lawmakers are evaluating proposals for substantial changes to U.S. fiscal and tax policies, which could include comprehensive tax reform. A variety of tax reform proposals that would significantly impact U.S. taxation of corporations are under consideration, including elimination of the interest deduction, taxation of previously unrepatriated foreign earnings and reductions in the U.S. corporate tax rate. We cannot predict which, if any, of these proposals will be enacted into law or the resulting impact any such enactment will have on our financial results. However, if new legislation were enacted, it could have a material adverse effect on our financial condition and results of operations.
Risks Relating to our Indebtedness
We have a significant amount of indebtedness outstanding, which limits our operating flexibility, and could adversely affect our operations and financial results and prevent us from fulfilling our obligations.
As of September 30, 2017, we had approximately $3.36 billion aggregate principal of indebtedness outstanding. We also have other contractual obligations and deferred tax liabilities. This significant level of indebtedness and our other obligations may:

•	make it more difficult for us to satisfy our obligations with respect to our outstanding indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions, including increases in interest rates;

•
require us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, strategic transactions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we participate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, expansion efforts, strategic transactions or other general corporate purposes.
In addition, the terms of our financing obligations contain certain covenants that restrict our ability, and that of our subsidiaries, to engage in certain transactions and may impair our ability to respond to changing business and economic conditions, including, among other things, limitations on our ability to:

•	incur indebtedness or issue certain preferred equity;

•	pay dividends, repurchase our common stock, repurchase our convertible notes or make other distributions or restricted payments;

•	make certain investments;

•	agree to payment restrictions affecting the restricted subsidiaries;

•	sell or otherwise transfer or dispose of assets, including equity interests of our subsidiaries;

•	enter into transactions with our affiliates;

•	create liens;

•	designate our subsidiaries as unrestricted subsidiaries;

•	consolidate, merge or sell substantially all of our assets; and

•	use the proceeds of permitted sales of our assets.
Our amended and restated credit facilities also require us to satisfy certain financial covenants. Our ability to comply with these provisions may be affected by general economic conditions, political decisions, industry conditions and other events beyond our control. Our failure to comply with the covenants contained in our amended and restated credit facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.
If there were an event of default under one of our debt instruments or a change of control, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately and may be cross-defaulted to other debt, including our 2022 and 2025 notes. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default or a change of control, and there is no guarantee that we would be able to repay, refinance or restructure the payments on such debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

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
A significant portion of our indebtedness is subject to floating interest rates, which makes us more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in our business. As of September 30, 2017, approximately $1.87 billion aggregate principal of our indebtedness, which represented the outstanding principal under our Term Loan and Revolver under our Credit Agreement and amounts outstanding under our Accounts Receivable Securitization Program, was subject to floating interest rates. The term loan and revolver under our Amended and Restated Credit Agreement entered into on October 3, 2017 similarly provide for variable interest rates. We currently have certain hedging arrangements in the form of interest rate cap agreements in place to mitigate the impact of higher interest rates. The interest rate cap agreements hedge $1.0 billion of principal under our Credit Agreement and have a December 2018 termination date.

Risks Relating to our Common Stock
Future issuances of common stock and hedging activities may depress the trading price of our common stock.
Any future issuance of equity securities could dilute the interests of our existing stockholders, including holders who have received shares upon conversion of our convertible notes, and could substantially decrease the trading price of our common stock and our convertible notes. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions), to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.
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

•	published studies and reports relating to the comparative efficacy of products and markets in which we participate;

•	quarterly fluctuations in our actual or anticipated operating results and order levels;

•	general conditions in the U.S. or worldwide economy;

•	our stock repurchase program;

•	announcements of technological innovations;

•	new products or product enhancements by us or our competitors;

•	developments in patents or other intellectual property rights and litigation;

•	developments in relationships with our customers and suppliers;

•	the implementation of healthcare reform legislation and the adoption of additional reform legislation in the future; and

•	the success or lack of success of integrating our acquisitions.
In addition, the stock market in general and the markets for shares of “high-tech” and life sciences companies, have historically experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of our common stock, and the market price of our common stock may decline.

Item  1B. Unresolved Staff Comments
None.

Item  2. Properties
We own and lease the real property identified below. We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

Principal Properties Owned:	Primary Use	Floor Space
Newark, DE (a)	DirectRay digital detector research and development and plate manufacturing operations	164,000 sq. ft.
Warstein, Germany	Hitec-Imaging’s manufacturing operations, research and development and administrative functions	201,000 sq. ft.
Londonderry, NH	Manufacturing operations	47,000 sq. ft.
San Diego, CA	Diagnostics headquarters, including administrative and manufacturing operations	262,000 sq. ft.
San Diego, CA (b)	Diagnostics research and development, administrative and manufacturing operations	290,000 sq. ft.

Principal Properties Leased:	Primary Use	Floor Space	Lease Expiration (fiscal year)	Renewals
Bedford, MA (c)	Administrative, research and development, and manufacturing operations	207,000 sq. ft.	2022	4, five-yr. periods
Danbury, CT	Manufacturing facility	62,000 sq. ft.	2022	4, five-yr. periods
Danbury, CT	Manufacturing operations and research and development	60,000 sq. ft.	2021	1, five-yr. period
Marlborough, MA	Headquarters, including research and development, manufacturing and distribution operations	216,000 sq. ft.	2025	2, five-yr. periods
Marlborough, MA	Manufacturing operations	146,000 sq. ft.	2024	1, five-yr. period
Methuen, MA	Main Distribution facility	38,000 sq. ft.	2023	1, five-yr. period
Alajuela, Costa Rica	Manufacturing facility	164,000 sq. ft.	2018	2, five-yr. periods
Manchester, England	Manufacturing operations and research and development	66,000 sq. ft.	2035	None
Westford, MA	Administrative, research and development, and manufacturing operations	150,000 sq. ft.	2028	None
Westford, MA	Manufacturing operations	19,000 sq. ft.	2024	1, five-yr. period
Hicksville, NY	Manufacturing operations	44,000 sq. ft.	2020	4, five-yr. periods
____________

(a)
We currently occupy approximately 59,000 square feet of this building, which houses our plate manufacturing facility, including both a Class 1 and a Class 2 clean room. We lease approximately 105,000 square feet of the facility to Siemens under a lease, which expires in April 2020.

(b)	We currently occupy approximately 221,000 square feet of this building, with the remaining space available to accommodate future growth.

(c)
During fiscal 2015, we decided to shut down our Bedford, Massachusetts facility and outsource the manufacturing of certain of our Skeletal Health products to a third party and transfer certain other manufacturing operations for our Breast Health segment to our Danbury, Connecticut and Marlborough, Massachusetts facilities. In addition, research and development, sales and service support and administrative functions were moved to Danbury and Marlborough. This transition is primarily completed. We are actively attempting to sublease this space.

We lease other facilities utilized for office space and distribution operations across the U.S. and a number of countries worldwide.

Item  3. Legal Proceedings
For a discussion of legal matters as of September 30, 2017, please see Note 12 to our consolidated financial statements entitled “Litigation and Related Matters,” which is incorporated by reference into this item.

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

Fiscal Year Ended September 30, 2017	High	Low
First Quarter	$41.01	$35.15
Second Quarter	42.97	37.76
Third Quarter	46.80	42.12
Fourth Quarter	45.61	36.20
Fiscal Year Ended September 24, 2016	High	Low
First Quarter	$41.66	$36.29
Second Quarter	39.94	31.84
Third Quarter	38.09	32.64
Fourth Quarter	39.35	32.81
Number of Holders. As of November 14, 2017, there were approximately 1,077 holders of record of our common stock, including multiple beneficial holders at depositories, banks and brokers listed as a single holder in the street name of each respective depositary, bank or broker.
Dividend Policy. We have never declared or paid cash dividends on our capital stock, and we currently have no plans to do so. Our current policy is to retain all of our earnings to finance future growth, pay down our existing indebtedness and repurchase our common stock. The existing covenants under certain of our debt instruments also place limits on our ability to issue dividends and repurchase stock.
Recent Sales of Unregistered Securities. We did not sell unregistered equity securities during the fourth quarter of fiscal 2017.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs ($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
July 2, 2017 – July 29, 2017	725	$45.26	—	$—	$500.0
July 30, 2017– August 26, 2017	2,589	41.32	2,195,623	37.87	416.9
August 27, 2017 – September 30, 2017	5,479	37.89	3,075,170	38.00	300.0
Total	8,793	$39.51	5,270,793	$37.94	$300.0
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
The following graph compares cumulative total shareholder return on our common stock since September 29, 2012 with the cumulative total return of the Russell 1000 Index and the Standard & Poor’s Health Care Supplies Index. This graph assumes the investment of $100 on September 29, 2012 in our common stock, the Russell 1000 Index and the S&P Health Care Supplies Index. Measurement points are the last trading day of each respective fiscal year.

Item  6. Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, beginning on page F-1. In the second quarter of fiscal 2017, we acquired Cynosure and in the third quarter of fiscal 2017 we acquired Medicor. Results of operations for these businesses are included in our consolidated financial statements from the date of acquisition.

	Fiscal Years Ended
	September 30, 2017 (5)	September 24, 2016 (4)	September 26, 2015 (3)	September 27, 2014 (2)	September 28, 2013 (1)
	(In millions, except per share data)
Consolidated Statement of Operations Data
Total revenues	$3,058.8	$2,832.7	$2,705.0	$2,530.7	$2,492.3
Total operating costs and expenses	$1,688.6	$2,284.1	$2,249.9	$2,251.0	$3,398.5
Net income (loss)	$755.5	$330.8	$131.6	$17.3	$(1,172.8)
Basic net income (loss) per common share	$2.70	$1.18	$0.47	$0.06	$(4.36)
Diluted net income (loss) per common share	$2.64	$1.16	$0.45	$0.06	$(4.36)
Consolidated Balance Sheet Data
Working capital	$(386.9)	$424.7	$322.4	$946.2	$535.8
Total assets	$7,979.6	$7,317.0	$7,642.5	$8,368.7	$8,936.9
Long-term debt obligations, less current portion (6)	$2,198.9	$3,058.7	$3,227.3	$4,117.7	$4,193.8
Total stockholders’ equity	$2,784.7	$2,142.7	$2,079.2	$2,063.0	$1,941.5
____________

(1)
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

(2)	Fiscal 2014 total operating costs and expenses include restructuring and divestiture charges of $51.7 million and intangible asset impairment charges of $32.2 million.

(3)
Fiscal 2015 total operating costs and expenses include restructuring and divestiture charges of $28.5 million. Included in net income was a debt extinguishment loss of $62.7 million and related transaction costs of $9.3 million.

(4)
Fiscal 2016 total operating costs and expenses include restructuring and divestiture charges of $10.5 million. Included in net income was a gain on the sale of a marketable security of $25.1 million partially offset by a debt extinguishment loss of $5.3 million.

(5)
Fiscal 2017 total operating costs and expenses include a gain on sale of the blood screening business of $899.7 million, inventory step-up costs of $39.7 million, transaction expenses for acquisitions of $23.2 million, restructuring charges of $13.3 million.

(6)
Long-term obligations are net of unamortized debt discounts and deferred issuance costs aggregating $27.9 million, $62.9 million, $95.7 million, $166.2 million, and $217.7 million for fiscal years 2017, 2016, 2015, 2014, and 2013, respectively.

Item  7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the information described under the caption “Risk Factors” in Part I, Item 1A of this report and our Special Note Regarding Forward-Looking Statements at the outset of this report.

OVERVIEW
We are a developer, manufacturer and supplier of premium diagnostics products, medical imaging systems and surgical products with an emphasis on women's health. On March 22, 2017, we acquired Cynosure, Inc., a developer, manufacturer and supplier of a broad array of light-based aesthetic and medical treatment systems. The products are used to provide a diverse range of treatment applications such as non-invasive body contouring, hair removal, skin revitalization and scar reduction, as well as the treatment of vascular lesions. The Cynosure business is referred to as Medical Aesthetics and operates as a separate business segment. As a result of our acquisition of Cynosure, we operate in five segments: Diagnostics, Breast Health, Medical Aesthetics, GYN Surgical and Skeletal Health. We sell and service our products through a combination of direct sales and service personnel and a network of independent distributors and sales representatives.
We offer a wide range of diagnostic products which are used primarily to aid in the diagnosis of human diseases and through January 31, 2017, we offered products that screened donated human blood and plasma. Our primary diagnostics products include our Aptima family of assays, which run on our advanced instrumentation systems (Panther and Tigris), our ThinPrep system, the Rapid Fetal Fibronectin Test and, through January 31, 2017, the Procleix blood screening assays. The Aptima family of assays is used to detect, among other things, the infectious microorganisms that cause the common sexually transmitted diseases, or STDs, chlamydia and gonorrhea, certain high-risk strains of human papillomavirus, or HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth. In blood screening, we developed and manufactured the Procleix family of assays, which are used to detect various infectious diseases. These blood screening products were marketed worldwide by our former blood screening collaborator, Grifols, to whom we sold the blood screening business.
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
Our GYN Surgical products include our NovaSure endometrial ablation system and our MyoSure hysteroscopic tissue removal system. NovaSure endometrial ablation is a one-time procedure for the treatment of abnormal uterine bleeding. MyoSure tissue removal is a minimally invasive procedure that targets and removes fibroids, polyps, and other pathology within the uterus.
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

Acquisitions and Dispositions
Cynosure, Inc.
On March 22, 2017, we completed the acquisition of Cynosure pursuant to which we acquired all of the outstanding shares of Cynosure. The acquisition was funded through available cash, and the total purchase price was $1.66 billion.
The preliminary allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of March 22, 2017. The Company has not yet obtained all of the information related to the fair value of the acquired assets and liabilities, primarily taxes, to finalize the purchase price allocation.The purchase price has been allocated to the acquired assets and assumed liabilities based on management’s estimate of their fair values.
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
The developed technology assets comprise know-how, patents and technologies embedded in Cynosure’s products and relate to currently marketed products. In-process research and development projects relate to in-process projects that have not reached technological feasibility as of the acquisition date and have no alternative future use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the underlying product or expected commercial release depending on the project. We recorded $107.0 million of in-process research and development assets related to three projects, which were expected to be completed during fiscal 2018 and 2019 with a preliminary cost to complete of approximately $18.0 million. During the fourth quarter of fiscal 2017, we obtained regulatory approval for two projects with an aggregate fair value of $61.0 million and these assets were reclassified to developed technology The remaining project is expected to be completed during fiscal 2019 with an estimated cost to complete of approximately $4.0 million. Given the uncertainties inherent with product development and introduction, we cannot assure that any of our product development efforts will be successful, completed on a timely basis or within budget, if at all. All of the in-process research and development assets were valued using the multiple-period excess earnings method approach using discount rates ranging from 14% to 22%.
The excess of the purchase price over the preliminary estimated fair value of the tangible net assets and intangible assets acquired of $683.5 million was recorded to goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Cynosure acquisition. These benefits include the expectation that the Company’s entry into the aesthetics market will significantly broaden our offering in women’s health. The Company is expected to benefit from a broader global presence, synergistic utilization of Hologic’s direct sales force, primarily its GYN Surgical sales force, with certain Cynosure products and entry into an adjacent, cash-pay segment. For additional information, please refer to Note 3 to our consolidated financial statements contained in Item 15 of this Annual Report.
Medicor Medical Supply
On April 7, 2017, we completed the acquisition of MMS Medicor Medical Supplies GmbH, or Medicor, for a purchase price of approximately $19.0 million, which includes a working capital adjustment of $2.0 million that was paid in the fourth quarter of fiscal 2017, and a holdback of $1.9 million that is payable two years from the date of acquisition. Medicor was a long-standing distributor of our Breast and Skeletal Health products in Germany, Austria and Switzerland. Based on the preliminary valuation, we have allocated $5.4 million of the purchase price to the preliminary value of intangible assets and $9.5 million to goodwill. The allocation of the purchase price is preliminary as we are continuing to gather information supporting the acquired assets and liabilities.
Blood Screening Business
In the first quarter of fiscal 2017, we entered into a definitive agreement to sell our blood screening business to Grifols for a sales price of $1.85 billion in cash, subject to adjustment based on the closing amount of inventory. The transaction closed on January 31, 2017 and we received $1.865 billion. The sales price is subject to adjustment based on a finalization of inventory provided to Grifols. The sale resulted in a gain of $899.7 million recorded in the second quarter of fiscal 2017. As a result of this disposition and proceeds received, we recorded a tax obligation of $649.5 million, which was paid in fiscal 2017. Upon the closing of the transaction, our existing collaboration agreement with Grifols terminated, and a new collaboration agreement was executed as part of this transaction for us to provide certain research and development services to Grifols. In addition, we have agreed to provide transition services to Grifols over the next two to three years depending on the nature of the respective service, including the manufacture of inventory, and we are in effect serving as a contract manufacturer of assays for Grifols for a two to three year period. We have also agreed to sell Panther instrumentation and certain supplies to Grifols as part of a long term supply agreement. Revenue, gross profit and operating income of the disposed business presented below represents the financial impact of the business as it was operated prior to the date of disposition. The operating expenses include only those that were incurred directly by and were retained by the disposed business and are now incurred by Grifols. As noted above, we are performing a number of transition services and the financial impact from these services is not included in the amounts presented below for the disposed business. For the disposed blood screening business, in fiscal 2017, revenue was $96.5 million, gross profit was $64.8 million, and operating income was $45.8 million. For the disposed blood screening business, in fiscal 2016, revenue was $235.4 million, gross profit was $163.3 million, and operating income was $99.1 million. Following the closing of this disposition, we no longer operate our blood screening business, except to the limited extent we have agreed to support Grifols. Under the long term supply agreement, transition services agreement to manufacture assays and new collaboration agreement, subsequent to disposing the blood screening business, we recognized revenues of $44.0 million in fiscal 2017.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage of total revenues represented by items as shown in our Consolidated Statements of Operations. All dollar amounts in tables are presented in millions.

	Fiscal Years Ended
	September 30, 2017	September 24, 2016	September 26, 2015
Revenues:
Product	83.0%	84.0%	83.9%
Service and other	17.0%	16.0%	16.1%
	100.0%	100.0%	100.0%
Costs of revenues:
Product	28.8%	26.7%	27.9%
Amortization of intangible assets	9.7%	10.4%	11.1%
Impairment of intangible assets	—%	—%	—%
Service and other	8.5%	7.7%	8.0%
Gross Profit	53.0%	55.2%	53.0%
Operating expenses:
Research and development	7.6%	8.2%	7.9%
Selling and marketing	16.3%	14.7%	13.4%
General and administrative	11.2%	9.4%	9.7%
Amortization of intangible assets	2.0%	3.2%	4.1%
Gain on sale of business	(29.4)%	—%	—%
Restructuring and divestiture charges	0.4%	0.4%	1.1%
	8.1%	35.9%	36.1%
Income from operations	44.8%	19.4%	16.8%
Interest income	0.1%	—%	—%
Interest expense	(5.0)%	(5.5)%	(7.6)%
Debt extinguishment loss	(0.1)%	(0.2)%	(2.3)%
Other income (expense), net	0.4%	0.9%	(0.4)%
Income before income taxes	40.2%	14.7%	6.6%
Provision for income taxes	15.5%	3.0%	1.7%
Net income	24.7%	11.7%	4.9%

Fiscal Year Ended September 30, 2017 Compared to Fiscal Year Ended September 24, 2016
Product Revenues.

	Years Ended
	September 30, 2017		September 24, 2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$1,165.1	38.1%	$1,204.7	42.5%	$(39.6)	(3.3)%
Breast Health	708.1	23.2%	719.7	25.4%	(11.6)	(1.6)%
Medical Aesthetics	178.3	5.8%	—	—%	178.3	—%
GYN Surgical	426.1	13.9%	392.0	13.9%	34.1	8.7%
Skeletal Health	60.4	2.0%	62.6	2.2%	(2.2)	(3.5)%
	$2,538.0	83.0%	$2,379.0	84.0%	$159.0	6.7%

We generated a 6.7% increase in product revenues in fiscal 2017 compared to fiscal 2016 primarily due to our acquisition of Cynosure on March 22, 2017 and an increase in GYN Surgical sales. Cynosure's results (after the date of the acquisition) are reported in our new Medical Aesthetics segment. Cynosure is the sole business in this segment. We had decreases in our Diagnostics business as a result of the sale of our blood screening business effective January 31, 2017. We also experienced decreases in our Breast Health and Skeletal Health segments. Our Diagnostics revenues, excluding blood screening, increased in the current year. The increase in overall product revenues was reduced partially by the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies, most notably the Euro and UK Pound. The current year included an extra week as fiscal 2017 is a 53-week year.
Diagnostics product revenues decreased 3.3% in fiscal 2017 compared to fiscal 2016 primarily due to the decrease in blood screening revenues of $94.6 million in the current year as a result of the divestiture of the business during the second quarter of FY17. In connection with the divestiture agreement, we have committed to providing Grifols manufacturing support through the defined transition services period and long term access to Panther instrumentation and certain supplies. As such, we will continue to generate a level of revenues, but much lower than historical trends. For the current year, product revenue under the new long term supply agreement and transition services agreement to manufacture assays for Grifols was $37.1 million. Excluding the divestiture of the blood screening business, diagnostic product revenues grew driven by increases in Molecular Diagnostics of $57.5 million in the current year, respectively, while Cytology and Perinatal revenues were slightly lower by $2.4 million year over year primarily due to lower Perinatal sales volume.
The increase in Molecular Diagnostics product revenues was primarily due to our increased installed base of Panther instruments, which is driving higher volumes of assay testing, in particular our Aptima family of assays, an increase in the number of our virology products, as we have recently received regulatory approval for certain of these products, and an additional week in the current year compared to prior year. These increases were partially offset by a slight decline in average selling prices, a reduction in Cervista HPV revenues as our larger customers transition to our Panther system, a reduction in Cystic Fibrosis revenues as we discontinued the product at the end of the second quarter of fiscal 2016, and the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.
Breast Health product revenues decreased 1.6% in fiscal 2017 compared to fiscal 2016 primarily due to lower sales volume of our 3D Dimensions systems and related components in the U.S., partially offset by an increase in international sales volume and 3D upgrades. The increase in international sales was partially due to our acquisition of Medicor in the third quarter of fiscal 2017. In addition, the lower revenue reflected a decline in 2D systems primarily due to discontinuing the Selenia system in fiscal 2016. These decreases were partially offset by the sales volume increase in our recently launched Affirm Prone table, an increase in C-view sales and higher volumes of our Eviva and ATEC products, partially offset by slightly lower average selling prices for ATEC.
Our Medical Aesthetics business was formed in fiscal 2017 by the acquisition of Cynosure effective March 22, 2017. Accordingly, we did not have any Medical Aesthetics revenues in the prior year period.

GYN Surgical product revenues increased 8.7% in fiscal 2017 compared to fiscal 2016 primarily due to increases in MyoSure system sales of $33.0 million as MyoSure continues to gain strong market acceptance with new devices being released, such as the MyoSure REACH, partially offset by a slight decrease in average selling prices primarily due to product mix. NovaSure revenues were lower by $2.9 million in fiscal 2017 compared to fiscal 2016 primarily due to slight decrease in average selling prices. Our GYN Surgical revenues were also adversely affected by the negative foreign currency exchange impact of the strengthening U.S. dollar on our sales denominated in foreign currencies.
Skeletal Health product revenues decreased 3.5% in fiscal 2017 compared to fiscal 2016 primarily due to a decrease in our mini C-arm sales in the U.S. due to competitive pressures, which was partially offset by increases in Horizon osteoporosis assessment product revenues primarily attributable to higher sales volume on a worldwide basis.
In fiscal 2017, 76.7% of product revenues were generated in the United States, 10.3% in Europe, 8.5% in Asia-Pacific, and 4.5% in other international markets. In fiscal 2016, 77.8% of product revenues were generated in the United States, 10.6% in Europe, 8.3% in Asia-Pacific, and 3.3% in other international markets. The slight decrease in the percentage of U.S. revenues was primarily due to lower sales volumes of 3D Dimensions systems and related components in the U.S. and higher revenues in other international markets as a result of our Cynosure acquisition.
Service and Other Revenues.

	Years Ended
	September 30, 2017		September 24, 2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$520.8	17.0%	$453.7	16.0%	$67.1	14.8%
Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment. Service and other revenues increased 14.8% in fiscal 2017 compared to fiscal 2016 primarily due to higher service contract conversion and renewal rates, an additional week in the current year, higher spare parts sales, and the Cynosure acquisition, which contributed $29.2 million in the current year.
Cost of Product Revenues.

	Years Ended
	September 30, 2017		September 24, 2016		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Revenues	$881.8	34.7%	$756.8	31.8%	$125.0	16.5%
Amortization of Intangible Assets	297.1	11.7%	293.4	12.3%	3.7	1.3%
	$1,178.9	46.4%	$1,050.2	44.1%	$128.7	12.3%
Product gross margin decreased to 53.6% in fiscal 2017 compared to 55.9% in fiscal 2016.
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 34.7% in the current year, compared to 31.8% in the prior year. Cost of product revenues as a percentage of product revenues in the current year were higher in Diagnostics and Skeletal Health, relatively consistent in GYN Surgical, and decreased in Breast Health compared to the prior year, resulting in the decrease in overall product margins. In addition, the cost of product revenues was higher due the inclusion of Cynosure results partially due to the impact of the step-up in inventory from purchase accounting, which was $39.3 million in the current year, and the Cynosure products have a lower gross margin than our legacy products.

Diagnostics’ product costs as a percentage of revenue increased in fiscal 2017 compared to fiscal 2016 primarily due to the divestiture of the higher margin blood screening business that occurred during the second quarter of fiscal 2017. The products that we supply to Grifols under the new supply and collaboration agreements are at significantly lower gross margins than we earned in the disposed business, and we expect this to continue. The cost as a percentage of revenue also increased due to a shift in sales to lower margin international molecular diagnostic products, a slight decline in Aptima average selling prices, lower Perinatal sales and the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, partially offset by the increase in Aptima assay volumes.

Breast Health’s product costs as a percentage of revenue decreased in fiscal 2017 compared to fiscal 2016 primarily due to higher software revenues for our C-View product and 3D upgrades, which have higher gross margins than capital equipment sales, as well as manufacturing efficiencies, increase in average sales prices for breast biopsy systems due to increased volume in our Affirm Prone table, and an increase in Eviva and ATEC volumes. These decreases in product costs as a percentage of revenue were partially offset by the volume impact of the decreases in 3D Dimensions systems and related component revenue.

GYN Surgical’s product costs as a percentage of revenue were relatively consistent in fiscal 2017 compared to fiscal 2016.

Skeletal Health’s product costs as a percentage of revenue increased in fiscal 2017 compared to fiscal 2016 primarily due to lower volumes and an increase in obsolescence charges.
Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology. These intangible assets are generally amortized over their estimated useful lives of between 8 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. The decrease in amortization expense as a percentage of revenue in fiscal 2017 compared to fiscal 2016 was primarily due to the divestiture of the blood screening business resulting in lower amortization expense of $17.9 million, and the $6.2 million acceleration of the discontinued Cystic Fibrosis developed technology asset in the prior year. The decrease was also driven, to a lesser extent, from lower amortization expense related to the Cytyc acquisition intangibles, which are being amortized based on the pattern of economic benefits. These decreases were partially offset by amortization expense of $33.5 million from intangible assets acquired from Cynosure.
Cost of Service and Other Revenues.

	Years Ended
	September 30, 2017		September 24, 2016		Change
	Amount	% of Service and Other Revenues	Amount	% of Service and Other Revenues	Amount	%
Cost of Service and Other Revenues	$258.9	49.7%	$219.2	48.3%	$39.7	18.1%
Service and other revenues gross margin was 50.3% in fiscal 2017 compared to 51.7% in fiscal 2016. Slight decrease in gross margin is related to lower margin Cynosure service business offset by the strength of the Breast Health service margins. The Breast Health business continues to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period leveraging our service infrastructure.
Operating Expenses.

	Years Ended
	September 30, 2017		September 24, 2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$232.8	7.6%	$232.1	8.2%	$0.7	0.3%
Selling and marketing	498.6	16.3%	415.1	14.7%	83.5	20.1%
General and administrative	343.3	11.2%	267.3	9.4%	76.0	28.4%
Amortization of intangible assets	62.5	2.0%	89.7	3.2%	(27.2)	(30.3)%
Gain on sale of business	(899.7)	(29.4)%	—	—%	(899.7)	(100.0)%
Restructuring and divestiture charges	13.3	0.4%	10.5	0.4%	2.8	26.7%
	$250.8	8.1%	$1,014.7	35.9%	$(763.9)	(75.3)%
Research and Development Expenses. Research and development expenses increased 0.3% in fiscal 2017 compared to fiscal 2016 primarily due to the inclusion of Cynosure research and development expenses of $15.3 million and increased consulting expenses, partially offset by the divestiture of the blood screening business, lower project spend, and a reduction in headcount primarily in Diagnostics. In addition, for fiscal 2017 there was an additional week of expenses. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses increased 20.1% in fiscal 2017 compared to fiscal 2016 primarily due to the inclusion of Cynosure, which contributed $81.0 million. Excluding the impact of Cynosure, expenses related to Hologic’s legacy business increased in the current year compared to the prior year primarily due to increased headcount in GYN Surgical and Breast Health, increased training, meeting and consulting expenses and higher spend internationally as we invest to expand our presence in targeted geographic markets, partially offset by lower commissions, trade shows and marketing initiatives. In addition, there was an extra week of spend in the current year.
General and Administrative Expenses. General and administrative expenses increased 28.4% in fiscal 2017 compared to fiscal 2016 primarily due to the inclusion of Cynosure, which contributed $30.4 million, which includes retention and integration related expenses including legal and consulting professional fees. Excluding the impact of Cynosure, expenses related to Hologic’s legacy business increased in the current year compared to the prior year primarily due to acquisition and divestiture transaction fees of $23.2 million, charges of $35.6 million for non-income tax matters, increased compensation and benefits partially due to higher stock compensation, increased information systems infrastructure and project costs, integration and consolidation charges, and an additional week of expenses. These increases were partially offset by $12.4 million refund received in fiscal 2017 related to amended medical device excise tax filings, overall lower legal fees as the prior year period included a $6.0 million charge to settle a legal fee dispute, lower consulting and tax fees related to organizational structure changes and improvements and decrease in facilities costs.
Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, distributor relationships and business licenses related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense decreased 30.3% in fiscal 2017 compared to fiscal 2016 primarily due to lower amortization expense from intangible assets related to the blood screening business of $34.5 million that was disposed of during the second quarter of fiscal 2017. This decrease was partially offset by intangible asset amortization expense of $10.1 million as a result of the Cynosure acquisition and an additional week of expense in fiscal 2017.
Gain on Sale of Business. In the second quarter of fiscal 2017, we completed the sale of our blood screening business to Grifols and recorded a gain of $899.7 million.
Restructuring and Divestiture Charges. In fiscal 2015, we decided to shut down our Bedford, Massachusetts facility and transfer production of our Skeletal Health products to a third-party contract manufacturer and other activities to our Marlborough, Massachusetts and Danbury, Connecticut facilities. We also implemented additional organizational changes to our international operations in fiscal 2016. In fiscal 2017, in connection with our acquisition of Cynosure, we have and will implement certain organizational changes, and we also eliminated certain research and development positions in Breast Health and manufacturing positions primarily in our Diagnostics division. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are recognized either ratably over the respective required employee service periods or up-front for contractual benefits, and other charges are being recognized as incurred. In fiscal 2017 and 2016, we recorded aggregate charges of $13.3 million and $10.5 million, respectively, from these actions, primarily for severance and benefits and to a lesser extent facility closure costs. The current year charges are for severance benefits primarily related to the termination of Cynosure executives and employees and lease obligation charges for a vacated section of our Bedford facility. For additional information, please refer to Note 3 to our consolidated financial statements contained in Item 15 of this Annual Report.
Interest Expense.

	Years Ended
	September 30, 2017	September 24, 2016	Change
	Amount	Amount	Amount	%
Interest Expense	$(153.2)	$(155.3)	$2.1	(1.4)%
Interest expense in fiscal 2016 and 2017 consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our Convertible Notes, 2022 Senior Notes, and amounts borrowed under our Credit Agreement, and Accounts Receivable Securitization Program. Interest expense in fiscal 2017 compared to fiscal 2016 was relatively consistent but had offsetting factors. While we lowered outstanding debt balances as a result of scheduled principal payments, and Convertible Note repurchases in fiscal 2017, this effect on interest was offset by an additional week in the current year, higher expense from interest rate cap agreements and an increase in the LIBOR rate compared to the prior year period.

Debt Extinguishment Loss.

	Years Ended
	September 30, 2017	September 24, 2016	Change
	Amount	Amount	Amount	%
Debt Extinguishment Loss	$(3.2)	$(5.3)	$2.1	(39.6)%
On various dates during the third and fourth quarters of fiscal 2017, we entered into privately negotiated repurchase transactions and extinguished $117.9 million and $168.0 million principal amount of our 2012 and 2013 Notes, respectively, for an aggregate payment of $375.1 million, which includes a premium conversion resulting from our stock price on the date of the transactions being in excess of the conversion prices. In connection with these transactions, we recorded a debt extinguishment loss of $0.9 million and $2.3 million on the 2012 and 2013 Notes, respectively, related to the difference between the fair value of their respective liability components and carrying values at the repurchase dates. The remaining cash payments were allocated to the reacquisition of the equity component and recorded within additional paid-in capital, a component of stockholders' equity.
On various dates during the second and fourth quarters of fiscal 2016, we entered into privately negotiated repurchase transactions and extinguished $137.6 million and $136.6 million principal amount of our 2010 and 2012 Notes, respectively, for an aggregate payment of $392.8 million, which includes a premium conversion resulting from our stock price on the date of the transactions being in excess of the conversion prices. In connection with these transactions, we recorded a debt extinguishment loss of $4.6 million and $0.7 million on the 2010 Notes and 2012 Notes, respectively, related to the difference between the fair value of their respective liability components and carrying values at the repurchase dates. The remaining cash payments were allocated to the reacquisition of the equity component and recorded within additional paid-in capital, a component of stockholders' equity.
Other Income (Expense), net.

	Years Ended
	September 30, 2017	September 24, 2016	Change
	Amount	Amount	Amount	%
Other Income (Expense), net	$12.9	$26.6	$(13.7)	(51.5)%
In fiscal 2017, this account primarily consisted of a gain of $4.9 million on the cash surrender value of life insurance contracts related to our deferred compensation plan, $2.3 million in net foreign currency exchange gains partially due to hedging activities and $5.6 million of net realized gains on the sale of investments.
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
Provision for Income Taxes.

	Years Ended
	September 30, 2017	September 24, 2016	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$475.0	$84.5	$390.5	462.1%
Our effective tax rate for fiscal 2017 was 38.6% compared to 20.3% in fiscal 2016. Our effective tax rate in fiscal 2017 was higher than the statutory rate primarily due to non-deductible goodwill related to the sale of the Blood Screening business, partially offset by the release of valuation allowances for capital losses utilized against the capital gain generated on the sale of the Blood Screening business, earnings in jurisdictions subject to lower tax rates, the domestic production activities deduction benefit, the release of uncertain tax positions due to statutes of limitations expirations and audit settlements, stock compensation benefits, and federal and state tax credits.
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
Diagnostics.

	Years Ended
	September 30, 2017	September 24, 2016	Change
	Amount	Amount	Amount	%
Total Revenues	$1,197.1	$1,236.9	$(39.8)	(3.2)%
Operating Income	$1,054.2	$126.0	$928.2	736.7%
Operating Income as a % of Segment Revenue	88.1%	10.2%
Diagnostics revenues decreased in fiscal 2017 compared to fiscal 2016 primarily due to the decrease in product revenues discussed above. The primary driver of the reduction in revenues was the divestiture of the blood screening business in the second quarter of fiscal 2017.
Operating income for this business segment increased in fiscal 2017 compared to fiscal 2016 primarily due to the gain on the disposition of the blood screening business of $899.7 million partially offset by a decrease in gross profit primarily due to the blood screening divestiture. Excluding the impact of the gain, operating income increased $28.7 million in the current year compared to the prior year. Gross margin was 47.8% in the current year compared with 49.5% in the prior year. The decrease in gross margin was primarily due to lower revenues as a result of the disposition of the higher-margin blood screening business and the lower margins generated under the new supply and collaboration arrangement, the slight decline in Aptima average selling prices, a shift in sales to lower margin international molecular diagnostic products and the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies, partially offset by the increase in Aptima assay volumes and lower amortization expense primarily attributable to the divestiture of the blood screening business.
Exclusive of the impact of the gain on the sale of the blood screening business, operating expenses decreased in fiscal 2017 compared to fiscal 2016 primarily due to lower amortization expense primarily as a result of the blood screening divestiture, lower research and development expenses related to a reduction in project spending as well as the divestiture of blood screening, and the refund received related to amended medical device excise tax filings, $5.5 million of which related to Diagnostics. In addition, the current year expenses were lower primarily due to a reduction of legal fees and charges as the prior year period included a $6.0 million settlement of a legal fee dispute, and the prior year period included $2.8 million for the medical device excise tax. These decreases in operating expenses were partially offset by an increase in non-income taxes of $3.7 million recorded in fiscal 2017 and increased compensation from higher sales and marketing headcount.
Breast Health.

	Years Ended
	September 30, 2017	September 24, 2016	Change
	Amount	Amount	Amount	%
Total Revenues	$1,138.3	$1,112.8	$25.5	2.3%
Operating Income	$373.4	$350.5	$22.9	6.5%
Operating Income as a % of Segment Revenue	32.8%	31.5%
Breast Health revenues increased in fiscal 2017 compared to fiscal 2016 primarily due primarily due to an increase of $37.2 million in service revenue, partially offset by a $11.7 million decrease in product revenue discussed above.
Operating income for this business segment increased in fiscal 2017 compared to fiscal 2016 primarily due to an increase in gross profit from higher revenue partially offset by an increase in operating expenses in the current year. The overall gross margin increased to 60.9% in the current year compared to 59.9% in the prior year primarily due to the increase in service revenue and software product sales, which have higher gross margins than capital equipment sales. The gross margin increases were partially offset by the volume impact of the decreases in 3D Dimensions systems and related component revenue in the US.
Operating expenses increased in fiscal 2017 compared to fiscal 2016. We experienced an increase in non-income tax charges of $5.8 million recorded in fiscal 2017, an increase in compensation and commissions from increased head count, higher marketing expenditures internationally, increased legal fees, and operating expenses from Medicor. These increases were partially offset by lower marketing initiatives and program spend on Genius 3D, lower meeting and related expenses, lower restructuring costs, and a $4.5 million refund received in the third quarter of fiscal 2017 relating to this business segment from amending the Company’s medical device excise tax filings. In addition, the prior year period included medical device excise taxes of $2.5 million.
Medical Aesthetics.

	Years Ended
	September 30, 2017	September 24, 2016	Change
	Amount	Amount	Amount	%
Total Revenues	$207.5	$—	$207.5	100.0%
Operating Income	$(115.9)	$—	$(115.9)	100.0%
Operating Income as a % of Segment Revenue	(55.9)%	—%
Medical Aesthetics revenues increased in fiscal 2017 related to the acquisition of Cynosure on March 22, 2017.
The operating loss of $115.9 million in the fiscal 2017 was primarily due to amortization of intangible assets of $43.7 million, the step-up to fair value of inventory sold of $39.3 million, and restructuring, retention and integration expenses, including legal and professional consulting fees and accelerated depreciation expense, aggregating $25.7 million partially offset by gross profit. Fiscal 2017 also includes acquisition transaction fees of $18.8 million.
GYN Surgical.

	Years Ended
	September 30, 2017	September 24, 2016	Change
	Amount	Amount	Amount	%
Total Revenues	$427.1	$393.1	$34.0	8.6%
Operating Income	$65.0	$69.1	$(4.1)	(5.9)%
Operating Income as a % of Segment Revenue	15.2%	17.6%
GYN Surgical revenues increased in fiscal 2017 compared to fiscal 2016 due to the increase in product revenues discussed above.
Operating income for this business segment decreased in fiscal 2017 compared to fiscal 2016 primarily due to increase in operating expense related to charges recorded for non-income tax matters of $26.1 million. Excluding the impact of the non-income tax matter, operating income in fiscal 2017 compared to fiscal 2016 would have increased due to an increase in gross profit as a result of higher revenues. Gross margin increased to 63.6% in fiscal 2017 period from 62.0% in fiscal 2016 primarily due to higher revenues with improved manufacturing efficiencies, a decrease in amortization expense, and the inclusion in the prior year period of a write-off of inventory that would not be utilized.
Operating expenses increased in fiscal 2017 primarily due to charges recorded for non-income tax matters of $26.1 million, increases in compensation from additional headcount, higher commissions due to increased sales, increased spend on marketing initiatives and increased product development spend, partially offset by lower amortization expenses.

Skeletal Health.

	Years Ended
	September 30, 2017	September 24, 2016	Change
	Amount	Amount	Amount	%
Total Revenues	$88.8	$89.9	$(1.1)	(1.2)%
Operating Income	$(6.5)	$3.0	$(9.5)	(316.7)%
Operating Income as a % of Segment Revenue	(7.3)%	3.3%
Skeletal Health revenues decreased in fiscal 2017 compared to fiscal 2016 primarily due to the decrease in product revenues discussed above.
Operating income decreased in fiscal 2017 compared to the prior year primarily due to a decrease in gross profit from lower revenues and increased obsolescence charges. Gross margin rate was 42.2% in fiscal 2017 compared to 46.3% in fiscal 2016. This business also had higher operating expenses in fiscal 2017 primarily related to the facility closure costs incurred for the Bedford facility of $4.8 million.

Fiscal Year Ended September 24, 2016 Compared to Fiscal Year Ended September 26, 2015
Product Revenues.

	Years Ended
	September 24, 2016		September 26, 2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$1,204.7	42.5%	$1,184.1	43.8%	$20.6	1.7%
Breast Health	719.7	25.4%	685.1	25.3%	34.6	5.1%
GYN Surgical	392.0	13.9%	334.6	12.4%	57.4	17.2%
Skeletal Health	62.6	2.2%	66.6	2.5%	(4.0)	(6.0)%
	$2,379.0	84.0%	$2,270.4	84.0%	$108.6	4.8%
We generated an increase in product revenues in fiscal 2016 compared to fiscal 2015. The growth was across our three primary business segments on both a domestic and worldwide basis, while Skeletal Health experienced a decline domestically and internationally. Product revenues increased 4.8% in fiscal 2016 compared to fiscal 2015, as reported growth was partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies, most notably the Euro, Australian dollar and UK Pound.
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
Cost of Product Revenues. Cost of product revenues as a percentage of product revenues in fiscal 2016 decreased in our Breast Health and GYN Surgical business segments and increased in Diagnostics and Skeletal Health compared to fiscal 2015, resulting in the overall improvement in gross margins.

Diagnostics’ product costs as a percentage of revenue increased slightly in fiscal 2016 compared to fiscal 2015 primarily due to unfavorable absorption variances, a mix shift in international sales to a higher percentage of lower margin molecular diagnostic products, inventory related charges for discontinuing the Cystic Fibrosis product, and the negative impact of the strengthening U.S. dollar on our sales denominated in foreign currencies. These increases were partially offset by an increase in product revenue related to the increase in Aptima assay sales and related volumes resulting in favorable manufacturing variances, and lower production costs at our manufacturing facilities as we improve our operational efficiency and renegotiate pricing with certain of our vendors. In addition, we generated an increase in domestic sales, which have higher average selling prices, while international sales declined in fiscal 2016 compared to fiscal 2015.

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
Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our Convertible Notes, 2022 Senior Notes, 6.25% Senior Notes due 2020, and amounts borrowed under our Credit Agreement, our prior senior secured credit facility with Goldman Sachs Bank USA, in its capacity as administrative and collateral agent, referred to as the Prior Credit Agreement and our Accounts Receivable Securitization Program. The decrease in interest expense in fiscal 2016 compared to fiscal 2015 was primarily due to lower outstanding balances as a result of scheduled principal payments, a term loan prepayment and extinguishments in fiscal 2015 and, to a lesser extent, Convertible Note repurchases in fiscal 2016 of $274.2 million principal amount, and lower interest rates in fiscal 2016 as a result of debt refinancings in fiscal 2015.

Debt Extinguishment Loss.

	Years Ended
	September 24, 2016	September 26, 2015	Change
	Amount	Amount	Amount	%
Debt Extinguishment Loss	$(5.3)	$(62.7)	$57.4	(91.5)%
On various dates during the second and fourth quarters of fiscal 2016, we entered into privately negotiated repurchase transactions and extinguished $137.6 million and $136.6 million principal amount of our 2010 and 2012 Notes, respectively, for an aggregate payment of $392.8 million, which includes a premium conversion resulting from our stock price on the date of the transactions being in excess of the conversion prices. In connection with these transactions, we recorded a debt extinguishment loss of $4.6 million and $0.7 million on the 2010 and 2012 Notes, respectively, related to the difference between the fair value of their respective liability components and carrying values at the repurchase dates. The remaining cash payments were allocated to the reacquisition of the equity component and recorded within additional paid-in capital, a component of stockholders' equity.
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
Operating income decreased in fiscal 2016 compared to fiscal 2015 primarily due to higher operating expenses for compensation and additional investment in research and development projects, while gross profit increased slightly as a result of higher sales of our higher margin Horizon product and favorable manufacturing variances as we built up inventory in advance of transitioning production of these products to a third-party manufacturer.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2017, we had a negative $(386.9) million of working capital, and our cash and cash equivalents totaled $540.6 million. Our cash and cash equivalents balance decreased by $7.8 million during fiscal 2017 principally due to the purchase of Cynosure, tax payments on the gain on the sale of the blood screening business, payments to extinguish certain of our Convertible Notes and repurchase of our common stock, partially offset by cash generated through investing activities as a result of the sale of our blood screening business, sales of marketable securities, cash flows from our core operating activities and borrowings under our revolving line of credit.
In fiscal 2017, our operating activities provided us with $8.3 million of cash, which included tax payments of $649.5 million related to the gain on the sale of our blood screening business. The cash received from the sale of the business is separately classified within cash from investing activities. Cash flow from operations, excluding this tax payment, was $657.8 million. Adjustments to net income of $755.5 million included non-cash charges for depreciation and amortization aggregating $449.2 million, stock-based compensation expense of $68.2 million and non-cash interest expense of $49.4 million related to our outstanding debt and $39.7 million related to the step-up in fair value of acquired inventory. These adjustments to net income were partially offset by a gain on the sale of our blood screening business of $899.7 million, the cash from which was included in investing activities, and a decrease in net deferred tax liabilities of $357.2 million, primarily from the amortization of intangible assets and the reversal of deferred taxes related to blood screening intangible assets that were sold. Cash provided by operations included a net cash outflow of $103.2 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by an increase in accounts receivable of $41.5 million primarily due to a higher portion of revenues occurring in the last month of fiscal 2017 compared to fiscal 2016 resulting in a slight increase in days sales outstanding, a decrease in accrued expenses of $17.8 million related to the timing of accruals for income and other taxes, and lower accrued compensation, a decrease in accounts payable of $10.6 million primarily due to the timing of payments, a decrease in deferred revenue of $10.6 million primarily due to recognizing amounts previously deferred for not meeting the revenue recognition criteria, and an increase in inventory of $11.6 million primarily due to building up inventory to meet anticipated demand and launch of newer products.
In fiscal 2017, we generated $285.8 million of cash from investing activities, primarily related to $1.865 billion in proceeds from the sale of our blood screening business and $87.1 million in proceeds from the sale of marketable securities. These cash inflows were partially offset by $1.558 billion in net cash used to acquire Cynosure and Medicor and $107.6 million for capital expenditures, which consisted of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware.
In fiscal 2017, our financing activities used cash of $309.2 million, primarily for payments of $396.2 million to extinguish and redeem certain of our Convertible Notes, repurchases of common stock of $200.1 million, payments related to our long term debt under our Credit Agreement of $84.4 million and payments of $19.7 million for employee-related taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $345.0 million borrowed under our revolving line of credit and proceeds of $49.0 million from our equity compensation plans.
Debt
We had total recorded debt outstanding of $3.3 billion at September 30, 2017, which was comprised of amounts outstanding under our Credit Agreement of $1.66 billion (principal $1.67 billion), our 2022 Senior Notes of $1.0 billion and our convertible notes of $484.5 million (principal $447.4 million), which included accretion of principal at 4.0% per annum on the 2013 Notes, and amounts outstanding under the accounts receivable securitization program of $200.0 million.
Credit Agreement
As of September 30, 2017, the credit facilities under the Credit Agreement consisted of:

•	A $1.5 billion secured term loan to the Company with a final maturity date of May 29, 2020 or the Term Loan, of which $1.3 billion was outstanding at September 30, 2017; and

•
A secured revolving credit facility under which the Borrowers (as defined below) could borrow up to $1 billion, subject to certain sublimits, with a final maturity date of May 29, 2020 or the Revolver, of which $345.0 million was outstanding at September 30, 2017.

Borrowings were secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of our U.S. subsidiaries, with certain exceptions. For example, borrowings under the Credit Agreement were not secured by those accounts receivable that we transfer to the special purpose entity under our Accounts Receivable Securitization Program. As of September 30, 2017, the interest rate under the Term Loan and Revolver was 2.73% on the outstanding amounts, which was reflective of the Eurocurrency Rate (i.e., Libor) plus the applicable margin of 1.50% per annum as set forth in the Credit

Agreement. The applicable margin was subject to specified changes depending on the total net leverage ratio as defined in the Credit Agreement.
We were required to make scheduled principal payments under the Term Loan in increasing amounts ranging from $18.75 million per three-month period commencing with the three-month period ending on September 25, 2015 to $37.5 million per three-month period commencing with the three-month period ending on September 28, 2018. The remaining balance of the Term Loan was due at maturity. Any amounts outstanding under the Revolver were due at maturity. In addition, subject to the terms and conditions set forth in the Credit Agreement, we were required to make certain mandatory prepayments from specified excess cash flows from operations (to the extent our net senior secured leverage ratio exceeded a certain ratio) and from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances and insurance recoveries (subject to certain reinvestment rights) (“Mandatory Prepayments”). Subject to certain limitations, we could voluntarily prepay any of the credit facilities under the Credit Agreement without premium or penalty.
The Credit Agreement contained affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting our ability and that of the Subsidiary Guarantors, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of our businesses. The Credit Agreement also contained customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults and an event of default upon a change of control of the company.
The Credit Agreement contained total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter and an excess cash flow prepayment requirement measured as of the end of each fiscal year. As of September 30, 2017, we were in compliance with these covenants, and no Mandatory Prepayments were required as of September 30, 2017.
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
Convertible Notes
At September 30, 2017, our convertible notes, in the aggregate original principal amount of $447.4 million, are recorded at $484.5 million, which includes accretion of principal at 4.0% per annum on the 2013 Notes and is net of the unamortized debt discount attributed to the embedded conversion feature of the convertible notes and deferred issuance costs. At September 30, 2017, these notes consisted of:

•	$245.4 million original principal amount of our 2.00% Convertible Senior Notes due 2042 issued in March 2012 (2012 Notes); and

•	$202.0 million original principal amount of our 2.00% Convertible Senior Notes due 2043 issued in February 2013 (2013 Notes).
The 2012 Notes and 2013 Notes are collectively referred to herein as the convertible notes. Interest on the 2013 Notes is currently being accreted to principal, from their date of issuance, at a rate of 4.00% per year until December 15, 2017, and 2.00% per year thereafter. The 2012 Notes bear interest at a rate of 2.00% per year on the original principal amount, payable semi-annually in arrears until their first put date and thereafter accrete principal at the rate of 2.00% per year. In addition, under certain circumstances contingent interest may be payable under the convertible notes after each of their first put date.

The 2012 Notes and 2013 Notes have conversion prices of approximately $31.175 and $38.59 of original principal amount, respectively, and are subject in each case to adjustment. Holders of the 2012 Notes and 2013 Notes may convert their convertible notes at the applicable conversion price under certain circumstances, including without limitation (x) if the last reported sale price of our common stock exceeds 130% of the applicable conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter and (y) if the applicable series of convertible notes has been called for redemption. It is our current intent and policy to settle any conversion of the convertible notes as if we had elected to make either a net share settlement or all cash election, such that upon conversion, we intend to pay the holders in cash for the principal amount of the convertible notes and, if applicable shares of our common stock or cash to satisfy the premium based on a calculated daily conversion value.
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
We may redeem any of the 2012 Notes and 2013 Notes beginning March 6, 2018, and December 15, 2017, respectively. As discussed above, holders of the convertible notes may elect to convert their notes prior to redemption. We may redeem all or a portion of the 2012 Notes and 2013 Notes (i.e., in cash or a combination of cash and shares of our common stock) at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the applicable redemption date. On November 14, 2017, we announced that we had elected to redeem, on December 15, 2017, all of the outstanding 2013 Notes (those 2013 Notes not surrendered to us for repurchase on December 15, 2017 or validly submitted for conversion prior to December 15, 2017) at a redemption price equal to 100% of the accreted principal amount of the 2013 Notes to be redeemed. We also announced on November 14, 2017 that as provided in the indenture for the 2013 Notes, we had made an irrevocable election to settle any conversion of the 2013 Notes validly submitted on or after November 14, 2017 in cash.
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
Accounts Receivable Securitization Program
On April 25, 2016, we entered into a one-year $200.0 million accounts receivable securitization program (the "Securitization Program") with several of our wholly owned subsidiaries and certain financial institutions. Under the terms of the Securitization Program, we and certain of our wholly-owned subsidiaries sell our customer receivables to a bankruptcy remote special purpose entity, which is wholly-owned by us. In addition, we also contributed a portion of our customer receivables to the special purpose entity in connection with its establishment. We retain servicing responsibility. The special purpose entity, as borrower, and we, as servicer, have entered into a Credit and Security Agreement with several lenders pursuant to which the special purpose entity may borrow from the lenders up to $200.0 million, with the loans secured by the receivables. The amount that the special purpose entity may borrow at a given point in time is determined based on the amount of qualifying receivables that are present in the special purpose entity at such point in time. The entire amount available of $200.0 million is outstanding at September 30, 2017. Borrowings outstanding under the Securitization Program bear interest at LIBOR plus the applicable margin of 0.7% and are included as a component of current liabilities in our consolidated balance sheet, while the accounts receivable securing these obligations remain as a component of net receivables in our consolidated balance sheet. As of September 30, 2017, the interest rate under the Securitization Program was 1.24% on the outstanding amounts. We and the special purpose entity are operated and maintained as separate legal entities. The assets of the special purpose entity secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The special purpose entity was not a guarantor under our Credit Agreement and is not a guarantor under our Amended and Restated Credit Agreement or of our 2022 and 2025 Senior Notes.
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

In addition, it contains financial covenants consistent with that of the Credit Agreement. As of September 30, 2017, the Company was in compliance with the Credit and Security Agreement covenants.
Subsequent Events
Amended and Restated Credit Agreement
On October 3, 2017, we and certain of our domestic subsidiaries entered into an Amended and Restated Credit and Guaranty Agreement (the "Amended and Restated Credit Agreement") with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders from time to time party thereto. The Amended and Restated Credit Agreement amends and restates our Credit Agreement. The proceeds under the Amended and Restated Credit Agreement of $1.8 billion were used, among other things, to pay off the Term Loan and Revolver outstanding under the Credit Agreement. Borrowings under the Amended and Restated Credit Agreement are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of our U.S. subsidiaries, with certain exceptions.

The credit facilities (the “Amended and Restated Credit Facilities”) under the Amended and Restated Credit Agreement consist of:

•
A $1.5 billion secured term loan to the Company (the "Amended Term Loan") with a stated maturity date of October 3, 2022 (which date may spring to April 15, 2022 upon the occurrence of certain conditions set forth in the Amended and Restated Credit Agreement); and

•
A secured revolving credit facility (the "Amended Revolver") under which the Borrowers may borrow up to $1.5 billion, subject to certain sublimits, with a stated maturity date of October 3, 2022 (which date may spring to April 15, 2022 upon the occurrence of certain conditions set forth in the Amended and Restated Credit Agreement).

At the closing, we borrowed $345 million under the Amended Revolver, which was subsequently repaid during October 2017.

Borrowings under the Amended and Restated Credit Facilities bear interest, at the Company's option and in each case plus an applicable margin as follows:

•
Amended Term Loan: the Base Rate (as defined in the Amended and Restated Credit Agreement), at the Eurocurrency Rate (as defined in the Amended and Restated Credit Agreement), or at the LIBOR Daily Floating Rate (as defined in the Amended and Restated Credit Agreement),

•
Amended Revolver: if funded in U.S. dollars,the Base Rate, Eurocurrency Rate, or LIBOR Daily Floating Rate, and, if funded in an alternative currency, the Eurocurrency Rate; and it requested under the swing line sublimit, the Base Rate.

The applicable margin to the Base Rate, Eurocurrency Rate, or LIBOR Daily Floating Rate is subject to specified changers depending on the total net leverage ratio as defined in the Amended and Restated Credit Agreement. The borrowings of the Amended Term Loan initially bear interest at an annual rate equal to the Eurocurrency Rate (i.e., the LIBOR rate) plus an Applicable Rate equal to 1.50%. The borrowings of the Amended Revolver initially bear interest at a rate equal to the LIBOR Daily Floating Rate plus an Applicable Rate equal to 1.50%. We are also required to pay a quarterly commitment fee calculated on the undrawn committed amount available under the Amended Revolver.

We are required to make scheduled principal payments under the Amended Term Loan in increasing amounts ranging from $9.375 million per three-month period commencing with the three-month period ending on December 29, 2017 to $37.5 million per three-month period commencing with the three-month period ending on December 23, 2021. The remaining balance of the Amended Term Loan and any amounts outstanding under the Amended Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the Amended and Restated Credit Agreement, we are required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances and insurance recoveries (subject to certain reinvestment rights). These mandatory prepayments are required to be applied by us, first, to the Amended Term Loan, second, to any outstanding amount under any Swing Line Loans (as defined in the Amended and Restated Credit Agreement), third, to the Amended Revolver, fourth to prepay any outstanding reimbursement obligations with respect to Letters of Credit (as defined in the Amended and Restated Credit Agreement) and fifth, to cash collateralize any Letters of Credit. Subject to certain limitations, we may voluntarily prepay any of the Amended and Restated Credit Facilities without premium or penalty.

The Amended and Restated Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of us, subject to negotiated exceptions, to incur additional indebtedness and grant additional liens on our assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Amended and Restated Credit Agreement requires the Borrowers to maintain certain financial ratios. The Amended and Restated Credit Agreement also contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults and an event of default upon a change of control of the Company.

2025 Senior Notes

On October 10, 2017, we completed a private placement of $350 million aggregate principal amount of our 4.375% Senior Notes due 2025 (the “2025 Notes”) at an offering price of 100% of the aggregate principal amount of the 2025 Notes. The 2025 Notes mature on October 15, 2025 and bear interest at the rate of 4.375% per year, payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2018. The 2025 Notes were not registered under the Securities Act, or any state securities laws, and were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States in accordance with Regulation S under the Securities Act. The 2025 Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries of Hologic.

We may redeem the 2025 Notes at any time prior to October 15, 2020 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the Indenture. We may also redeem up to 35% of the aggregate principal amount of the 2025 Notes with the net cash proceeds of certain equity offerings at any time and from time to time before October 15, 2020, at a redemption price equal to 104.375% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. We also have the option to redeem the 2025 Notes on or after: October 15, 2020 through October 14, 2021 at 102.188% of par; October 15, 2021 through October 14, 2022 at 101.094% of par; and October 15, 2022 and thereafter at 100% of par. In addition, if we undergo a change of control coupled with a decline in ratings, as provided in the indenture, we will be required to make an offer to purchase each holder’s 2025 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

We intend to use the net proceeds of the 2025 Notes, plus available cash, which includes amounts available under the Revolver, to redeem or repurchase all of our outstanding convertible notes, including exercise of our cash settlement election upon any conversion of those notes. Our election to redeem or repurchase the convertible notes, and/or make an all cash settlement election on conversion of the convertible notes will be in our sole discretion, based upon existing market and business conditions at the time of such determination.
Stock Repurchase Program
On June 21, 2016, the Board of Directors authorized the repurchase of up to an additional $500.0 million of the Company's outstanding common stock over the next five years. There were no repurchases of common stock made under this authorization during fiscal 2016. During fiscal 2017, the Company repurchased 5.3 million shares of its common stock for total consideration of $200.1 million.

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of September 30, 2017:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-Term Debt Obligations (1)	$1,155.2	$1,200.0	$1,000.0	$—	$3,355.2
Interest on Long-Term Debt Obligations	103.2	171.7	93.9	—	368.8
Operating Leases	20.9	33.2	23.9	27.0	105.0
Capital Leases (2)	2.8	5.6	5.9	17.3	31.6
Finance Leases (3)	2.9	2.4	2.4	1.7	9.4
Purchase Obligations (4)	56.4	5.8	2.2	—	64.4
Pension Obligations (5)	0.4	0.8	0.8	7.9	9.9
Total Contractual Obligations	$1,341.8	$1,419.5	$1,129.1	$53.9	$3,944.3

(1)
Included within long-term debt obligations are the Term Loan, Revolver, 2022 Senior Notes, borrowings under the Securitization Program, the 2012 Notes and 2013 Notes. The 2012 Notes and 2013 Notes can first be put to us on March 1, 2018 ($245.4 million original principal). The 2013 Notes can first be put to us on December 15, 2017 ($202.0 million original principal) and are convertible by their respective holders because we have elected to redeem such notes in the first quarter of fiscal 2017 as further discussed above. We have assumed for purposes of the above table that the principal amounts for each issuance will be paid off when they first can be put to us. The 2013 Notes also have principal accretion of 4.00% annually, which is included in the principal amount in the less than 1 year column above. The amounts in the table do not include deferred tax liabilities for the recapture of the original issuance discount.

(2)	As a result of the Cynosure acquisition, we have capital leases for the buildings at its primary U.S. operating facility and certain equipment and vehicles.

(3)
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

(5)
Pension obligations do not include our obligation under our deferred compensation plans of $43.2 million at September 30, 2017, which is recorded as a current liability. Deferred compensation plan benefits are generally paid out at retirement or termination of employment.

The above table does not reflect our long-term liabilities associated with uncertain tax positions recorded under FIN 48 (codified primarily in ASC 740, Income Taxes) totaling $88.3 million. Due to the complexity associated with tax uncertainties, we cannot reasonably make a reliable estimate of the period in which we expect to settle these non-current liabilities. See Note 7 to our consolidated financial statements contained in Item 15 of this Annual Report for more information on our unrecognized tax benefits.
Future Liquidity Considerations
We intend to use the net proceeds from our 2025 Notes, our Amended and Restated Credit Agreement and available cash and borrowings under our Amended Revolver to redeem or repurchase all of our outstanding convertible notes. We also expect to continue to review and evaluate potential strategic transactions and alliances that we believe will complement our current or future business. Subject to the Risk Factors set forth in Part I, Item 1A of this Annual Report and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Annual Report, we believe that cash flow from operations and the cash available under our Revolver and permitted accounts receivable securitization program will provide us with sufficient funds in order to redeem or repurchase all of our outstanding convertible notes and fund our expected normal operations, and debt payments, including interest over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions or other investments, or to repay our convertible notes and related deferred tax liabilities. As described above, we have significant indebtedness outstanding under our Amended and Restated Credit Agreement, 2022 Senior Notes, 2025 Senior Notes, convertible notes and accounts receivable securitization program. These capital requirements could be substantial. Our operating performance may also be affected by matters discussed under the above-referenced Risk Factors set forth elsewhere in this report. These risks, trends and uncertainties may also adversely affect our long-term liquidity.
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
Business Combinations
We record tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. Contingent consideration, which is not deemed to be linked to continuing employment, is recorded at fair value as measured on the date of acquisition. The value recorded is based on estimates of future financial projections under various potential scenarios, which are generally probability weighted as to the outcome of each scenario. These cash flow projections are discounted with an risk adjusted rate. Quarterly until such contingent amounts are earned, the fair value of the liability is reassessed at each reporting period and adjusted as a component of operating expenses based on changes to the underlying assumptions. The estimates used to determine the fair value of the contingent consideration liability are subject to significant judgment and actual results are likely to differ from the amounts originally recorded.
The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, which consider management’s best estimate of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill.
We generally use the income approach in which cash flow projections on an after-tax basis are discounted using a risk adjusted rate to determine the estimated fair value of certain identifiable intangible assets including developed technology, in-process research and development projects, customer relationships, and trade names.
With respect to property, plant and equipment, we estimate the fair value of these assets using a combination of the cost and market approaches, depending on the component. Generally, we apply the cost or income approach as the primary methods in estimating the fair value of land and buildings as the market approach is less reliable based on potential significant differences between the property being valued and the potentially comparable sales of similar properties.
Intangible Assets and Goodwill
Intangible Assets
We amortize our intangible assets that have finite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed. The economic pattern is based on undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from 2 to 30 years. We review our intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. In the event an indicator of impairment is identified, we perform an analysis comparing the undiscounted cash flows the asset group is expected to generate over its remaining economic life to its carrying value. The undiscounted cash flows are based on management's assumptions on the asset group's use in the future. If the carrying value of an asset exceeds its undiscounted cash flows, we will write-down the carrying value of the intangible asset to its fair value in the period identified. In assessing fair value, we must make assumptions regarding estimated future cash flows and discount rates. If these estimates or related assumptions change in the future, we may be required to record impairment charges. We generally determine fair value based on the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life has changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.
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
We conducted our fiscal 2017 annual impairment test on the first day of the fourth quarter. We utilized discounted cash flows, or DCF, and market approaches to estimate the fair value of our reporting units as of July 1, 2017 and ultimately used the fair value determined by the DCF in making our impairment test conclusions. We believe we used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing Step 1, all of our reporting units had fair values exceeding their carrying values, and as such, Step 2 of the impairment test was not required for those reporting units. For illustrative purposes, had the fair value of each of our reporting units been lower by 10%, all of our reporting units, except our Medical Aesthetics reporting unit, would still have passed Step 1 of the goodwill impairment test. This reporting unit had a fair value as of the measurement date that exceeded its carrying value by 2% with goodwill of $683.5 million. We acquired Cynosure, which is the sole business in Medical Aesthetics, on March 22, 2017. In connection with our annual strategic planning process and annual goodwill impairment test, we have lowered our estimated financial projections for this business as a result of its current operating performance being below expectations, which we primarily attribute to the significant turnover in the U.S. sales force in 2017. In the event, future operating performance is below our forecasted projections, or there are negative changes to long-term growth rates or if discount rates increase, these factors could result in a decline in the fair value of the reporting unit and we may be required to record a goodwill impairment charge.
At September 30, 2017, the Company believes that its other reporting units, with goodwill aggregating $2.49 billion, were not at risk of failing Step 1 of the goodwill impairment test based on the current forecasts.
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
Revenue Recognition
We generate revenue from the sale of our products, primarily medical imaging systems, aesthetic treatment systems and diagnostic and surgical disposable products, and related services, which are primarily support and maintenance services on its medical imaging systems.
We recognize product revenue upon shipment provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Generally, our product arrangements for capital equipment sales, primarily in its Breast Health, Medical Aesthetics and Skeletal Health reporting segments, are multiple-element arrangements, including services, such as installation, training and support and maintenance, and multiple products. Based on the terms and conditions of the product arrangements, we believe that these services and undelivered products can be accounted for separately from the delivered product element as the delivered products have value to our customers on a stand-alone basis. Accordingly, revenue for services not yet performed at the time of product delivery are deferred and recognized as such services are performed. The relative selling price of any undelivered products is also deferred at the time of shipment and recognized as revenue when these products are delivered. There is no customer right of return in the Company’s sales agreements for its capital equipment.
Service revenues primarily consist of amounts recorded under service and maintenance contracts and repairs not covered under warranty, installation and training, and shipping and handling costs billed to customers. Service and maintenance contract revenues are recognized ratably over the term of the contract. Other service revenues are recognized as the services are performed. Service and other revenue also includes royalties which are recognized in the period the payments are due to the Company.

For revenue arrangements with multiple deliverables, we record revenue as separate units of accounting if the delivered items have value to the customer on a stand-alone basis, and if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is considered probable and substantially within the Company’s control. Some of our products have both software and non-software components that function together to deliver the product’s essential functionality. We determined that except for our computer-aided detection (“CAD”) products and C-View and Intelligent 2D products, the software element in its other products is not within the scope of the software revenue recognition rules, ASC 985-605, Software—Revenue Recognition.We determined that given the significance of the software component’s functionality to its CAD, C-View and Intelligent 2D components, which are sold by its Breast Health segment, these products are within the scope of the software revenue recognition rules. We evaluated the appropriate revenue recognition treatment of it hardware products, including its Dimensions digital mammography systems, which have both software and non-software components that function together to deliver the products’ essential functionality (i.e., it is a tangible product), and determined they are not within the scope of ASC 985-605.
We are required to allocate revenue to its multiple element arrangements based on the relative fair value of each element’s selling price. We typically determine the selling price of our products based on our best estimate of selling prices (“ESP”) and services based on vendor-specific objective evidence of selling price (“VSOE”). We determine VSOE based on our normal pricing and discounting practices for the specific product or service when sold on a stand-alone basis. In determining VSOE, our policy requires a substantial majority of selling prices for a product or service to be within a reasonably narrow range. We also consider the class of customer, method of distribution, and the geographies into which its products and services are sold when determining VSOE. If VSOE cannot be established, which may occur in instances when a product or service has not been sold separately, stand-alone sales are too infrequent, or product pricing is not within a relatively narrow range, we will generally establish the selling price using ESP to allocate arrangement consideration. The objective of ESP is to determine the price at which we would typically transact a stand-alone sale of the product or service. ESP is determined by considering a number of factors including our pricing policies, internal costs and gross margin objectives, method of distribution, information gathered from experience in customer negotiations, market research and information, recent technological trends, competitive landscape and geographies.
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
Within our Diagnostics segment, we manufactured blood screening products according to demand schedules provided by its former collaboration partner, Grifols, S.A. (“Grifols”). In the second quarter of fiscal 2017, we sold its assets in the blood screening business to Grifols. Upon the closing of the transaction, our existing collaboration agreement with Grifols terminated, and a new collaboration agreement was executed as part of this transaction for us to provide certain research and development services to Grifols.  In addition, we agreed to provide transition services to Grifols over the next two to three years depending on the nature of the respective service, including the manufacture of inventory, and we are in effect serving as a contract manufacturer of assays to Grifols for a two to three year period. We also agreed to sell Panther instrumentation and certain supplies to Grifols as part of a long term supply agreement. As such, we will generate a level of revenues, but much lower than historical trends. Prior to divestiture, our agreement provided that we would share a portion of Grifols’s revenue from screening blood donations. Upon shipment to Grifols, we recognized product revenue at an agreed upon fixed transfer price, which was not refundable, and recorded the related cost of products sold. Based on the terms of our prior collaboration agreement with Grifols, our ultimate share of the net revenue from sales to the end user in excess of the transfer price was not known until it was reported to us by Grifols. On a monthly basis, Grifols reported net revenue generated during the prior month and remitted an additional corresponding net payment to us, which was recorded as revenue at that time. This payment combined with the transfer price revenues previously recognized represented our ultimate share of net revenue under the prior agreement.
While the majority of our instruments are placed at customer sites, in certain instances we sell instruments to our clinical diagnostics customers and records sales of these instruments upon shipment or delivery, depending on the terms of the arrangement.
Within our Diagnostics business, and to a lesser extent, its GYN Surgical business, we provide our instrumentation (for example, the ThinPrep Processor, ThinPrep Imaging System, and the Panther and Tigris systems) and certain other hardware to customers without requiring them to purchase the equipment or enter into a lease. We install the instrumentation or equipment at the customer’s site and recover the cost of providing the instrumentation or equipment in the amount we charge for its diagnostic tests, assays and other disposables. Customers enter into a customer usage agreement and typically commit to purchasing minimum quantities of disposable products at a stated price over a defined contract term, which is typically between three and five years. Revenue is recognized over the term of the customer usage agreement as tests, assays and other disposable products are shipped or delivered, depending on the customer's arrangement.
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
The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718, Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical forfeitures, we have determined a specific forfeiture rate for certain employee groups and have applied forfeiture rates ranging from 0% to 7% as of September 30, 2017 depending on the specific employee group. This analysis is re-evaluated periodically and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.
We granted performance stock units and market-based stock units to members of our senior management team. Each recipient of a performance stock unit is eligible to receive between zero and 200% of the target number of shares of our common stock at the end of three years provided our defined Return on Invested Capital, or ROIC, metrics are achieved. Each recipient of a market based award is eligible to receive between zero and 200% of the target number of shares of our common stock at the end of three years based upon achieving a certain total shareholder return relative to a defined peer group. Since both awards cliff vest, we recognize compensation expense ratably over the required service period, and specifically for performance stock units based on an estimate of the probability that the measurement criteria will be achieved for a targeted number of shares. Our estimate of the number of shares that are probable of vesting is based on our estimate of ROIC over the respective time periods using our internal forecasts and projections. If there is a change in the estimate of the number of shares that are probable of vesting, we will cumulatively adjust compensation expense in the period that the change in estimate is made.
We recognized $68.2 million, $65.4 million and $59.3 million of stock-based compensation expense for employee equity awards in fiscal years 2017, 2016 and 2015, respectively. As of September 30, 2017, there was $21.0 million and $54.6 million of unrecognized compensation expense related to stock options and stock units, respectively, that we expect to recognize over a weighted-average period of 2.5 years and 1.8 years, respectively.
Income Taxes
We use the asset and liability method for accounting for income taxes. Under this method, we determine deferred tax assets and liabilities based on the difference between our assets and liabilities financial reporting and taxes bases. We measure deferred tax assets and liabilities using enacted tax rates and laws that will be in effect when we expect the differences to reverse.
We have recognized $964.5 million in net deferred tax liabilities at September 30, 2017 and $973.3 million at September 24, 2016. The liabilities primarily relate to deferred taxes associated with our acquisitions and debt. The tax assets relate primarily to net operating loss carryforwards, accruals and reserves, stock-based compensation, and research credits. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and the character of such income in assessing the need for the valuation allowance, in the event we determine that we could realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination is made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination is made.
At September 30, 2017, we had $90.3 million in gross unrecognized tax benefits excluding interest, of which $70.3 million, if recognized, would reduce our effective tax rate. At September 24, 2016, we had $163.6 million in gross unrecognized tax benefits excluding interest, of which $76.9 million, if recognized, would have reduced the Company's effective tax rate. The gross unrecognized tax benefits decreased by $73.3 million from fiscal 2016, of which $64 million was a balance sheet reclassification resulting from the effective settlement in fiscal 2017 of uncertain tax positions related to the convertible debt exchange that occurred in fiscal 2013 and $6.2 million was the result of the effective settlement in fiscal 2017 of other unrecognized tax benefits. In the next twelve months it is reasonably possible that the Company will reduce its gross unrecognized tax benefits by up to $2.0 million due to expiring statutes of limitations.
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
Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements contained in Item 15 of this Annual Report

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, cost-method equity investments, interest rate cap agreements, insurance contracts and related deferred compensation plan liabilities, accounts payable and debt obligations. Except for our outstanding convertible notes and 2022 Senior Notes, the fair value of these financial instruments approximate their carrying amount. As of September 30, 2017, we had $447.4 million of principal of convertible notes outstanding, comprised of our 2012 Notes with a principal of $245.4 million, and our 2013 Notes with a principal of $202.0 million. The fair value of our 2012 Notes and 2013 Notes as of September 30, 2017 was approximately $297.3 million and $244.4 million, respectively. The fair value of our 2022 Senior Notes was approximately $1.05 billion. Amounts outstanding under our Credit Agreement and Securitization Program of $1.67 billion and $200.0 million aggregate principal, respectively, as of September 30, 2017 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
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
As of September 30, 2017, there was $1.67 billion of aggregate principal outstanding under the Credit Agreement, including the Revolver, and $200.0 million aggregate principal outstanding under the securitization program. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by approximately $2.3 million. During fiscal 2015 and fiscal 2017, we entered into multiple interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding. The critical terms of the interest rate caps were designed to mirror the terms of our LIBOR-based borrowings under the Credit Agreement, and therefore the interest rate caps are highly effective at offsetting the cash flows being hedged. We designated these derivatives as cash flow hedges of the variability of the Libor-based interest payments on $1.0 billion of principal which ends on December 31, 2017 and December 28, 2018, respectively.
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
We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Our operating results and certain assets and liabilities that are denominated in foreign currencies are affected by changes in the relative strength of the U.S. dollar against those currencies. Our expenses, denominated in foreign currencies, are positively affected when the U.S. dollar strengthens against those currencies and adversely affected when the U.S. dollar weakens. However, we believe that the foreign currency exchange risk is not significant. We do not believe a hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material adverse impact on our financial condition or results of operations. During fiscal 2017, 2016 and 2015, we incurred net foreign exchange gains (losses) of $2.3 million, $(1.0) million, and $(3.0) million, respectively.

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
As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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
Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Management has excluded from our assessment of and conclusion on the effectiveness of internal control over financial reporting the internal controls of Cynosure Inc. acquired on March 22, 2017, which is included in the consolidated financial statements of Hologic, Inc. as of and for the year ended September 30, 2017 constituting $1.9 billion and $1.4 billion of total assets and net assets, respectively, as of September 30, 2017, and $207.5 million and $96.4 million of revenues and a pre-tax losses, respectively, for the year then ended.
Subject to the foregoing, based on management’s assessment, we believe that, as of September 30, 2017, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report in which they expressed an unqualified opinion is included below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Hologic, Inc.:
We have audited Hologic, Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Hologic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cynosure, Inc., which is included in the 2017 consolidated financial statements of Hologic, Inc. and constituted $1,876 million and $1,424 million of total and net assets, respectively, as of September 30, 2017, and $207.5 million and $96.4 million of revenues and pre-tax loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Hologic, Inc., also did not include an evaluation of the internal control over financial reporting of Cynosure, Inc.
In our opinion, Hologic, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hologic, Inc. as of September 30, 2017 and September 24, 2016 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2017 of Hologic, Inc. and our report dated November 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
November 21, 2017

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item  12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of the end of our fiscal year ended September 30, 2017 regarding the shares of our common stock available for grant or granted under stock option plans and equity incentives that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	9,053,180	$28.15	6,783,777
Equity compensation plans not approved by security holders	—	$—	—
Total	9,053,180	$28.15	6,783,777
___________

(1)
Includes 3,621,422 shares that are issuable upon restricted stock units (RSUs), performance stock units (PSUs) and market stock units (MSUs) vesting. The remaining balance consists of outstanding stock option grants.

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, PSUs and MSUs, which have no exercise price.
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

PART IV

Item  15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Statements of Income for the years ended September 30, 2017, September 24, 2016 and September 26, 2015
Consolidated Statements of Comprehensive Income for the years ended September 30, 2017, September 24, 2016 and September 26, 2015
Consolidated Balance Sheets as of September 30, 2017 and September 24, 2016
Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2017, September 24, 2016 and September 26, 2015
Consolidated Statements of Cash Flows for the years ended September 30, 2017, September 24, 2016 and September 26, 2015
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.
(b) Listing of Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

2.1	Agreement and Plan of Merger, dated April 29, 2012, by and among Hologic, Gold Acquisition Corp. and Gen-Probe Incorporated.	8-K	05/01/2012

2.2	Asset Purchase Agreement, dated December 14, 2016, by and among Hologic, Inc., Grifols Diagnostic Solutions Inc. and Grifols, S.A.	8-K	12/15/2016

2.3	Agreement and Plan of Merger, dated February 14, 2017, by and among Hologic, Inc., Cynosure, Inc. and Minuteman Merger Sub, Inc.	8-K	02/14/2017

3.1	Certificate of Incorporation of Hologic, with amendments	Filed herewith

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Hologic.	8-K	11/21/2013

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock of Hologic.	8-K	06/25/2014

3.4	Sixth Amended and Restated Bylaws of Hologic, Inc.	8-K	03/09/2017

4.1	Specimen Certificate for Shares of Hologic’s Common Stock (filed in paper format)	8-A	01/31/1990

4.2	Description of Capital Stock (Contained in Hologic’s Certificate of Incorporation, as amended, filed as Exhibit 3.1 hereto).	Filed herewith

4.3	Indenture, dated December 10, 2007, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	12/10/2007

4.4	Second Supplemental Indenture, dated November 23, 2010, by and between Wilmington Trust Company, as Trustee, and Hologic.	10-K	09/25/2010

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

4.5	Form of 2.00% Convertible Exchange Senior Note due 2037 (included in Exhibit 4.4).	10-K	09/25/2010

4.6	Third Supplemental Indenture, dated March 5, 2012, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	03/08/2012

4.7	Form of 2.00% Convertible Senior Note due 2042 (included in Exhibit 4.6).	8-K	03/08/2012

4.8	Fourth Supplemental Indenture, dated February 21, 2013, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	02/21/2013

4.9	Form of 2.00% Convertible Senior Note due 2043 (included in Exhibit 4.8).	8-K	02/21/2013

4.10	Indenture, dated July 2, 2015, by and among Hologic, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	07/02/2015

4.11	Form of 5.250% Senior Note due 2022 (included in Exhibit 4.10).	8-K	07/02/2015

4.12	Indenture, dated October 10, 2017, by and among Hologic, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	10/10/2017

4.13	Form of 4.375% Senior Note due 2025 (included in Exhibit 4.12)	8-K	10/10/2017
10.1*	Second Amended and Restated 1999 Equity Incentive Plan.	10-Q	03/25/2006

10.2*	Amendment No. 1 to Second Amended and Restated 1999 Equity Incentive Plan.	S-8	10/23/2007

10.3*	Amendment No. 2 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	10/22/2007

10.4*	Amendment No. 3 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	12/12/2008

10.5*	The 2003 Incentive Award Plan of Gen-Probe Incorporated as amended and restated.	S-8	08/02/2012

10.6*	Hologic Amended and Restated 2008 Equity Incentive Plan.	8-K	03/11/2013

10.7*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.8*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2015).	8-K	11/05/2014

10.9*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016).	8-K	10/14/2015

10.10*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2017).	8-K	11/09/2016

10.11*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.12*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016).	8-K	10/14/2015

10.13*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2017).	8-K	11/09/2016

10.14*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2015).	8-K	11/05/2014

10.15*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016).	8-K	11/06/2015

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.16*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2017).	8-K	11/09/2016

10.17*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2017).	8-K	11/09/2016

10.18*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2018).	8-K	11/09/2017

10.19*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2018).	8-K	11/09/2017

10.20*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (annual grant, adopted fiscal 2014).	10-K	09/28/2013

10.21*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (annual grant, adopted fiscal 2015).	10-K	09/27/2014

10.22*	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (annual grant).	10-K	09/28/2013

10.23*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (initial grant, adopted fiscal 2014).	10-K	09/28/2013

10.24*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (initial grant, adopted fiscal 2015).	10-K	09/27/2014

10.25*	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (initial grant).	10-K	09/28/2013

10.26*	Hologic, Inc. 2012 Employee Stock Purchase Plan, As Amended	8-K	03/04/2016

10.27*	Hologic Short-Term Incentive Plan.	8-K	11/06/2015

10.28*	Hologic Amended and Restated Deferred Equity Plan	8-K	12/16/2015

10.29*	Rabbi Trust Agreement.	10-K	09/28/2013

10.30*	Form of Indemnification Agreement (as executed with each director of Hologic).	8-K	03/06/2009

10.31*	Form of Senior Vice President Change of Control Agreement. (1)	10-Q	12/29/2012

10.32*	Employment Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic.	8-K	12/09/2013

10.33*	Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated September 18, 2015.	8-K	09/21/2015

10.34*	Amendment No. 1 to Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated September 24, 2016.	10-K	11/17/2016

10.35*	Form of Matching Restricted Stock Unit Award Agreement	8-K	12/09/2013

10.36*	Change of Control Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic.	8-K	12/09/2013

10.37*	Offer Letter dated March 9, 2014 by and between Eric B. Compton and Hologic.	8-K	03/14/2014

10.38*	Severance and Change of Control Agreement dated March 9, 2014 by and between Eric B. Compton and Hologic.	10-K	11/19/2015

10.39*	Offer Letter dated May 8, 2014 by and between Robert W. McMahon and Hologic.	8-K	05/13/2014

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.40*	Severance and Change of Control Agreement dated May 8, 2014 by and between Robert W. McMahon and Hologic.	10-K	11/19/2015

10.41*	Offer Letter dated May 4, 2014 by and between Peter J. Valenti and Hologic.	10-Q	06/28/2014

10.42*	Senior Vice President Severance Agreement dated May 26, 2014 by and between Peter J. Valenti and Hologic.	10-K	09/27/2014

10.43*	Offer Letter dated August 21, 2014 by and between Thomas A. West and Hologic.	10-K	09/27/2014

10.44*	Senior Vice President Severance Agreement dated October 3, 2014 by and between Thomas A. West and Hologic.	10-K	09/27/2014

10.45*	Severance and Change of Control Agreement dated September 13 2017 by and between Allison Bebo and Hologic.	Filed herewith

10.46*	Offer Letter dated January 6, 2015 by and between John M. Griffin and Hologic.	10-Q	03/28/2015

10.47*	Severance and Change of Control Agreement dated February 2, 2015 by and between John M. Griffin and Hologic.	10-Q	03/28/2015

10.48	Facility Lease (Danbury) dated December 20, 1995 by and among Melvin J. Powers and Mary P. Powers D/B/A M&N Realty and Lorad (filed in paper format).	Trex Medical Corporation S-1	03/29/1996

10.49	Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated August 28, 2002.	10-K	09/28/2002

10.50	First Amendment to Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated October 29, 2007.	10-K	09/29/2007

10.51	Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership.	Cytyc Corporation 10-K	12/31/2003

10.52
First Amendment to that Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership, entered into August 23, 2017, by and between Hines Global REIT Marlborough Campus LLC and Hologic, Inc. (2)

Filed herewith

10.53	Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated April 23, 2007.	10-K	09/29/2007

10.54	Lease Agreement by and between 445 Simarano Drive, Marlborough LLC and Cytyc dated July 11, 2006.	10-K	09/29/2007

10.55	Lease Guaranty dated October 18, 2007 between Bel Marlborough I LLC and Hologic, as guarantor thereunder.	8-K	10/22/2007

10.56	Form of Exchange Agreement.	8-K	02/15/2013

10.57
Amended and Restated Credit and Guaranty Agreement, originally dated May 29, 2015, and amended and restated as of October 3, 2017 among Hologic, Hologic GGO 4 Ltd, each Designated Borrower from time to time party thereto, the Guarantors from time to time party thereto, each Lender from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
		8-K	10/04/2017

10.58	Pledge and Security Agreement, dated May 29, 2015, among the grantors party thereto and Bank of America, N.A. as Collateral Agent	10-Q	06/27/2015

10.59	Supply Agreement for Panther Instrument System effective November 22, 2006 between Gen-Probe Incorporated and STRATEC Biomedical Systems AG. (3)	Gen-Probe 10-Q	09/30/2007

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.60	Amendment No. 1 dated June 1, 2011 to Supply Agreement for Panther Instrument System. (3)	10-K	09/24/2016

10.61	Amendment No. 2 dated February 28, 2013 to Supply Agreement for Panther Instrument System. (3)	10-K	09/24/2016

10.62	Intellectual Property License, dated as of January 31, 2017, by and among Hologic, Inc., Gen-Probe Incorporated and Grifols Diagnostics Solutions Inc.	8-K	02/02/2017

12.1	Ratio of Earnings to Fixed Charges.	Filed herewith

21.1	Subsidiaries of Hologic.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
______________
*    Indicates management contract or compensatory plan, contract or arrangement.
(1) List of executive officers to whom provided filed herewith.
(2)    Confidential treatment has been requested with respect to certain portions of this exhibit. A complete version of this exhibit has been filed separately with the U.S. Securities and Exchange Commission.
(3)    Confidential treatment has been granted with respect to certain portions of this exhibit. A complete version of this exhibit has been filed separately with the U.S. Securities and Exchange Commission.

Item  16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLOGIC, INC.

By:	/S/ STEPHEN P. MACMILLAN
Stephen P. MacMillan
Chairman, President and Chief Executive Officer
Date: November 21, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN P. MACMILLAN	Chairman, President and Chief Executive Officer (Principal Executive Officer)	November 21, 2017
STEPHEN P. MACMILLAN

/S/ ROBERT W. MCMAHON	Chief Financial Officer (Principal Financial Officer)	November 21, 2017
ROBERT W. MCMAHON

/S/ KARLEEN M. OBERTON	Corporate Vice President, Finance and Accounting, Chief Accounting Officer (Principal Accounting Officer)	November 21, 2017
KARLEEN M. OBERTON

/S/ ELAINE S. ULLIAN	Lead Independent Director	November 21, 2017
ELAINE S. ULLIAN

/S/ SALLY W. CRAWFORD	Director	November 21, 2017
SALLY W. CRAWFORD

/S/ CHARLES DOCKENDORFF	Director	November 21, 2017
CHARLES DOCKENDORFF

/S/ SCOTT T. GARRETT	Director	November 21, 2017
SCOTT T. GARRETT

/S/ LAWRENCE M. LEVY	Director	November 21, 2017
LAWRENCE M. LEVY

/S/ CHRISTIANA STAMOULIS	Director	November 21, 2017
CHRISTIANA STAMOULIS

/S/ AMY M. WENDELL	Director	November 21, 2017
AMY M. WENDELL

Hologic, Inc.
Consolidated Financial Statements
Years ended September 30, 2017, September 24, 2016 and September 26, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Hologic, Inc.:
We have audited the accompanying consolidated balance sheets of Hologic, Inc. as of September 30, 2017 and September 24, 2016 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hologic, Inc. at September 30, 2017 and September 24, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hologic, Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
November 21, 2017

Hologic, Inc.
Consolidated Statements of Income
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Years ended
	September 30, 2017	September 24, 2016	September 26, 2015
Revenues:
Product	$2,538.0	$2,379.0	$2,270.4
Service and other	520.8	453.7	434.6
	3,058.8	2,832.7	2,705.0
Costs of revenues:
Product	881.8	756.8	755.5
Amortization of intangible assets	297.1	293.4	299.7
Service and other	258.9	219.2	217.1
Gross Profit	1,621.0	1,563.3	1,432.7
Operating expenses:
Research and development	232.8	232.1	214.9
Selling and marketing	498.6	415.1	363.0
General and administrative	343.3	267.3	261.0
Amortization of intangible assets	62.5	89.7	110.2
Gain on sale of business	(899.7)	—	—
Restructuring and divestiture charges	13.3	10.5	28.5
	250.8	1,014.7	977.6
Income from operations	1,370.2	548.6	455.1
Interest income	3.8	0.7	1.3
Interest expense	(153.2)	(155.3)	(205.5)
Debt extinguishment losses	(3.2)	(5.3)	(62.7)
Other income (expense), net	12.9	26.6	(11.0)
Income before income taxes	1,230.5	415.3	177.2
Provision for income taxes	475.0	84.5	45.6
Net income	$755.5	$330.8	$131.6
Net income per common share:
Basic	$2.70	$1.18	$0.47
Diluted	$2.64	$1.16	$0.45
Weighted average number of shares outstanding:
Basic	279,811	280,213	280,566
Diluted	285,653	286,156	289,537

See accompanying notes.

Hologic, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years ended
	September 30, 2017	September 24, 2016	September 26, 2015
Net income	$755.5	$330.8	$131.6
Changes in foreign currency translation adjustment	7.6	(10.4)	(11.0)
Changes in unrealized holding gains and losses on available-for-sale securities, net of tax of $0.1 in 2017:
Loss recognized in accumulated other comprehensive income (loss)	2.3	(1.1)	(2.0)
Net (gains) losses reclassified from accumulated other comprehensive income to the statement of income	(2.4)	(6.1)	—
Changes in pension plans, net of taxes of $1.1 in 2017, $0.3 in 2016, and $0.3 in 2015	0.9	(0.7)	(0.2)
Changes in value of hedged interest rate caps, net of tax of $0.6 in 2017, $2.0 in 2016 and $2.5 in 2015:
Loss recognized in other comprehensive income, net	0.8	(3.4)	(3.9)
Loss reclassified from accumulated other comprehensive income to the statement of operations, net	6.9	3.9	—
Other comprehensive income (loss)	16.1	(17.8)	(17.1)
Comprehensive income	$771.6	$313.0	$114.5
See accompanying notes.

Hologic, Inc.
Consolidated Balance Sheets
(In millions, except number of shares, which are reflected in thousands, and par value)

	September 30, 2017	September 24, 2016
ASSETS
Current assets:
Cash and cash equivalents	$540.6	$548.4
Accounts receivable, less reserves of $9.8 and $12.7, respectively	533.5	447.0
Inventories	331.6	274.7
Prepaid income taxes	22.4	16.9
Prepaid expenses and other current assets	50.5	39.6
Total current assets	1,478.6	1,326.6
Property, plant and equipment, net	491.2	460.2
Intangible assets, net	2,741.6	2,643.4
Goodwill	3,171.2	2,803.1
Other assets	97.0	83.7
Total assets	$7,979.6	$7,317.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,150.8	$296.0
Accounts payable	166.6	156.9
Accrued expenses	375.3	287.6
Deferred revenue	171.2	161.4
Current portion of capital lease obligations	1.6	—
Total current liabilities	1,865.5	901.9
Long-term debt, net of current portion	2,172.1	3,049.4
Capital lease obligations, net of current portion	22.7	—
Deferred income tax liabilities	973.6	982.6
Deferred revenue	20.8	15.9
Other long-term liabilities	140.2	224.5
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 287,853 and 285,015 shares issued, respectively	2.9	2.9
Additional paid-in-capital	5,630.8	5,560.3
Accumulated deficit	(2,382.7)	(3,138.2)
Treasury stock, at cost – 12,560 and 7,289 shares, respectively	(450.1)	(250.0)
Accumulated other comprehensive loss	(16.2)	(32.3)
Total stockholders’ equity	2,784.7	2,142.7
Total liabilities and stockholders’ equity	$7,979.6	$7,317.0
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount
Balance at September 27, 2014	277,972	2.8	5,658.2	(3,600.6)	2.6	—	—	2,063.0
Exercise of stock options	3,036	—	57.3	—	—	—	—	57.3
Vesting of restricted stock units, net of shares withheld for employee taxes	949	—	(12.9)	—	—	—	—	(12.9)
Common stock issued under the employee stock purchase plan	538	—	12.0	—	—	—	—	12.0
Stock-based compensation expense	—	—	54.6	—	—	—	—	54.6
Excess tax benefit from equity awards	—	—	7.6	—	—	—	—	7.6
Reacquisition of equity component from convertible notes repurchase, net of taxes	—	—	(216.9)	—	—	—	—	(216.9)
Net income	—	—	—	131.6	—	—	—	131.6
Foreign currency translation adjustment	—	—	—	—	(20.6)	—	—	(20.6)
Amounts reclassified out of cumulative translation adjustment	—	—	—	—	9.6	—	—	9.6
Adjustment to minimum pension liability, net	—	—	—	—	(0.2)	—	—	(0.2)
Unrealized losses on derivatives, net of taxes	—	—	—	—	(3.9)	—	—	(3.9)
Other-than-temporary impairment of marketable security reclassified out of accumulated other comprehensive income (loss)	—	—	—	—	7.8	—	—	7.8
Unrealized losses on marketable securities	—	—	—	—	(9.8)	—	—	(9.8)
Balance at September 26, 2015	282,495	2.8	5,559.9	(3,469.0)	(14.5)	—	—	2,079.2
Exercise of stock options	1,233	0.1	24.0	—	—	—	—	24.1
Vesting of restricted stock units, net of shares withheld for employee taxes	820	—	(16.4)	—	—	—	—	(16.4)
Common stock issued under the employee stock purchase plan	467	—	14.4	—	—	—	—	14.4
Stock-based compensation expense	—	—	62.3	—	—	—	—	62.3
Excess tax benefit from equity awards	—	—	10.5	—	—	—	—	10.5
Reacquisition of equity component from convertible notes repurchase, net of taxes	—	—	(94.4)	—	—	—	—	(94.4)
Net income	—	—	—	330.8	—	—	—	330.8
Foreign currency translation adjustment	—	—	—	—	(10.4)	—	—	(10.4)
Adjustment to minimum pension liability, net	—	—	—	—	(0.7)	—	—	(0.7)
Repurchase of common stock						7,289	(250.0)	(250.0)
Unrealized losses on derivatives, net of taxes	—	—	—	—	(3.4)	—	—	(3.4)
Unrealized losses on marketable securities	—	—	—	—	(1.1)	—	—	(1.1)
Interest cost of interest rate cap reclassified to statement of income					3.9			3.9
Net realized gains on marketable securities reclassified out of accumulated other comprehensive income (loss)	—	—	—	—	(6.1)	—	—	(6.1)
Balance at September 24, 2016	285,015	2.9	5,560.3	(3,138.2)	(32.3)	7,289	(250.0)	2,142.7
Exercise of stock options	1,427	—	33.1	—	—	—	—	33.1
Vesting of restricted stock units, net of shares withheld for employee taxes	939	—	(19.7)	—	—	—	—	(19.7)
Common stock issued under the employee stock purchase plan	472	—	15.0	—	—	—	—	15.0
Stock-based compensation expense	—	—	68.2	—	—	—	—	68.2
Reclassification of liability award to equity	—	—	7.8	—	—	—	—	7.8
Reacquisition of equity component from convertible notes repurchase, net of taxes	—	—	(33.9)	—	—	—	—	(33.9)
Net income	—	—	—	755.5	—	—	—	755.5
Foreign currency translation adjustment	—	—	—	—	7.6	—	—	7.6
Adjustment to minimum pension liability, net	—	—	—	—	0.9	—	—	0.9
Repurchase of common stock	—	—	—	—	—	5,271	(200.1)	(200.1)
Unrealized losses on derivatives, net of taxes	—	—	—	—	0.8	—	—	0.8
Unrealized losses on marketable securities	—	—	—	—	2.3	—	—	2.3
Interest cost of interest rate cap reclassified to statement of income	—	—	—	—	6.9	—	—	6.9
Net realized gains on marketable securities reclassified out of accumulated other comprehensive income (loss)	—	—	—	—	(2.4)	—	—	(2.4)
Balance at September 30, 2017	287,853	$2.9	$5,630.8	$(2,382.7)	$(16.2)	12,560	$(450.1)	$2,784.7
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended
	September 30, 2017	September 24, 2016	September 26, 2015
OPERATING ACTIVITIES
Net income	$755.5	$330.8	$131.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	89.6	82.3	81.5
Amortization	359.6	383.1	409.9
Non-cash interest expense	49.4	52.1	63.8
Stock-based compensation expense	68.2	65.4	59.3
Deferred income taxes and other non-cash taxes	(357.2)	(155.8)	(148.8)
Gain on sale of investments	(5.6)	(25.1)	—
Fair value write-up of inventory sold	39.7	—	—
Debt extinguishment losses	3.2	5.3	62.7
Equity investment impairment charges	—	1.1	7.8
(Gain) loss on sale of businesses	(899.7)	—	9.6
Other adjustments and non-cash items	8.8	2.6	20.9
Changes in operating assets and liabilities, excluding the effect of acquisitions and dispositions:
Accounts receivable	(41.5)	(31.8)	(30.3)
Inventories	(11.6)	7.6	43.9
Prepaid income taxes	(8.7)	4.7	0.7
Prepaid expenses and other assets	(2.4)	(4.9)	5.7
Accounts payable	(10.6)	40.1	25.5
Accrued expenses and other liabilities	(17.8)	45.6	36.9
Deferred revenue	(10.6)	(4.9)	16.1
Net cash provided by operating activities	8.3	798.2	796.8
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(1,558.1)	—	—
Proceeds from sale of business	1,865.0	—	—
Purchase of property and equipment	(57.8)	(47.3)	(48.1)
Increase in equipment under customer usage agreements	(49.8)	(47.2)	(41.3)
Proceeds from sale of available-for-sale marketable securities	87.1	31.1	—
Purchases of insurance contracts	—	(5.2)	(6.4)
Sales of mutual funds	—	5.2	10.0
Purchase of intellectual property	—	(4.0)	—
Other activity	(0.6)	(1.0)	(0.3)
Net cash provided by (used in) investing activities	285.8	(68.4)	(86.1)
FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	2,495.1
Repayment of long-term debt	(84.4)	(75.0)	(3,095.0)
Payments to extinguish convertible notes	(396.2)	(392.8)	(543.7)
Proceeds from amounts borrowed under revolving credit line	345.0	50.0	358.0
Repayment of amounts borrowed under revolving credit line	—	(225.0)	(183.0)
Proceeds from accounts receivable securitization program	48.0	200.0	—
Repayments under accounts receivable securitization program	(48.0)	—	—
Repurchase of common stock	(200.1)	(250.0)	—
Payment of debt issuance costs	—	—	(22.7)
Purchase of interest rate caps	(1.9)	—	(13.2)
Net proceeds from issuance of common stock pursuant to employee stock plans	49.0	38.5	70.0
Payments under capital lease obligations	(0.9)	—	—
Payment of minimum tax withholdings on net share settlements of equity awards	(19.7)	(16.4)	(12.9)
Net cash used in financing activities	(309.2)	(670.7)	(947.4)
Effect of exchange rate changes on cash and cash equivalents	7.3	(2.0)	(8.1)
Net increase (decrease) in cash and cash equivalents	(7.8)	57.1	(244.8)
Cash and cash equivalents, beginning of period	548.4	491.3	736.1
Cash and cash equivalents, end of period	$540.6	$548.4	$491.3
See accompanying notes.

Hologic, Inc.
Notes to Consolidated Financial Statements
(all tabular amounts in millions, except number of shares which are reflected in thousands)

1. Operations
Hologic, Inc. (the “Company” or “Hologic”) develops, manufactures and supplies premium diagnostics products, medical imaging systems and surgical products with an emphasis on women's health. On March 22, 2017, the Company acquired Cynosure, Inc. ("Cynosure"). Cynosure is a developer, manufacturer and supplier of a broad array of light-based aesthetic and medical treatment systems. The products are used to provide a diverse range of treatment applications such as non-invasive body contouring, hair removal, skin revitalization and scar reduction, as well as the treatment of vascular lesions. The Cynosure business is referred to as Medical Aesthetics and operates as a separate business segment. As a result of the Cynosure acquisition, the Company operates in five segments: Diagnostics, Breast Health, Medical Aesthetics, GYN Surgical and Skeletal Health.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on the last Saturday in September. Fiscal 2017, 2016 and 2015 ended on September 30, 2017, September 24, 2016 and September 26, 2015, respectively. Fiscal 2017 is a 53-week year and fiscal 2016 and 2015 were 52-week years.
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events recorded in the consolidated financial statements as of and for the year ended September 30, 2017, except for the Company entering into the Amended and Restated Credit Agreement and issuance of its 2025 Notes in October 2017. For additional information, please refer to Note 5.
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
Marketable Securities
The Company’s marketable securities as of September 30, 2017 and September 24, 2016 are comprised solely of equity securities and as of September 26, 2015 also included mutual funds. The equity securities are investments in the common stock of publicly traded companies, and the mutual funds were used to fund a portion of the Company's deferred compensation plan. The equity securities are classified as available-for-sale and are recorded at fair value with the unrealized gains or losses, net of tax, recorded within accumulated other comprehensive income (loss), which is a component of stockholders’ equity. The mutual funds were classified as trading and recorded at fair value with unrealized gains and losses recorded in other income (expense), net in the Consolidated Statements of Income.
The Company periodically reviews its marketable equity securities classified as available-for-sale for other-than-temporary declines in fair value below carrying value, or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. When assessing marketable equity securities for other-than-temporary declines in fair value, the Company considers factors including: the significance of the decline in value compared to the carrying value; the underlying factors contributing to a decline in the price of the security; how long the market value of the investment has been less than its carrying value; any market conditions that impact liquidity; the views of external investment analysts; the financial condition and near-term prospects of the investee; any news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates. In the fourth quarters of fiscal 2016 and 2015, the Company concluded that the decline in fair value of one of its marketable securities was other-than-temporary based on the length of time the security's market value was significantly below its carrying value and recorded impairment charges of $1.1 million and $7.8 million, respectively. No impairment charges were recorded in fiscal 2017.
The following reconciles cost basis to fair market value.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Fair Value
As of September 30, 2017	$0.7	$—	$(0.6)	$—	$0.1
As of September 24, 2016	$2.4	$—	$(0.3)	$(1.1)	$1.0
As of September 26, 2015	$16.1	$7.2	$(0.3)	$(7.8)	$15.2
In connection with the acquisition of Cynosure, the Company assumed $82.9 million of short and long-term marketable securities, which were classified as available-for-sale and primarily comprised of state and municipal bonds and U.S. treasury notes. During fiscal 2017, the Company liquidated these investments. In the first quarter of fiscal 2016, the Company sold all of its shares in one of its marketable securities and recorded a realized gain of $25.1 million in other income (expense), net.
Concentrations of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, cost-method equity investments, and trade accounts receivable. The Company invests its cash and cash equivalents with high credit quality financial institutions.
The Company’s customers are principally located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the healthcare industry, as well as global economic conditions, management does not believe significant credit risk exists as of September 30, 2017. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the healthcare industry. The Company maintains an allowance for doubtful accounts based on accounts past due and historical collection experience.
There were no customers with balances greater than 10% of accounts receivable as of September 30, 2017 and September 24, 2016, or any customers that represented greater than 10% of consolidated revenues for fiscal years 2017, 2016 and 2015 (see Note 13).

Supplemental Cash Flow Statement Information

	Years ended
	September 30, 2017	September 24, 2016	September 26, 2015
Cash paid during the period for income taxes	$867.8	$184.8	$168.7
Cash paid during the period for interest	$102.4	$104.0	$143.0
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
Inventories consisted of the following:

	September 30, 2017	September 24, 2016
Raw materials	$95.7	$96.4
Work-in-process	45.0	51.7
Finished goods	190.9	126.6
	$331.6	$274.7

Property, Plant and Equipment
Property, plant and equipment is recorded at cost less allowances for depreciation. The straight-line method of depreciation is used for all property and equipment.
Property, plant and equipment consisted of the following:

	September 30, 2017	September 24, 2016
Equipment and software	$422.4	$381.9
Equipment under customer usage agreements	368.7	334.6
Buildings and improvements	172.0	186.1
Leasehold improvements	60.6	65.6
Land	46.3	51.9
Furniture and fixtures	20.8	18.4
	1,090.8	1,038.5
Less - accumulated depreciation and amortization	(599.6)	(578.3)
	$491.2	$460.2
Property, plant and equipment are depreciated over the following estimated useful lives:

Asset Classification	Estimated Useful Life
Building and improvements	20–35 years
Equipment and software	3–10 years
Equipment under customer usage agreements	3–8 years
Furniture and fixtures	5–7 years
Leasehold improvements	Shorter of the Original Term of Lease or Estimated Useful Life

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
The Company has identified certain software acquired in the Cynosure acquisition that will be discontinued and has shortened the useful life. As such, the Company accelerated depreciation of the asset resulting in an additional $3.0 million of expense recorded in fiscal 2017, and the Company expects to record $5.9 million of incremental expense in fiscal 2018 at which time the asset will be abandoned.
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
Business Combinations and Acquisition of Intangible Assets
The Company accounts for the acquisition of a business in accordance with ASC 805, Business Combinations (ASC 805). Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The Company determines the fair value of acquired intangible assets based on detailed valuations that use certain information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.
The Company uses the income approach to determine the fair value of developed technology and in-process research and development ("IPR&D") acquired in a business combination. This approach determines fair value by estimating the after-tax cash flows attributable to the respective asset over its useful life and then discounting these after-tax cash flows back to a present value. The Company bases its revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. Developed technology represents patented and unpatented technology and know-how. The value of the in-process projects is based on projects’ stage of completion, the complexity of the work completed as of the acquisition date, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date, the estimated cash flows to be generated upon commercial release and the estimated useful life of the technology. The Company believes that the estimated developed technology and IPR&D amounts represent the fair value at the date of acquisition and do not exceed the amount a third-party would pay for the assets.
The Company also uses the income approach, as described above, to determine the estimated fair value of certain other identifiable intangible assets including customer relationships, distribution agreements, trade names and business licenses. Customer relationships represent established relationships with customers, which provide a ready channel for the sale of additional products and services. Trade names represent acquired company and product names, and distribution agreements generally pertain to exclusive distribution of certain products manufactured by third parties

Intangible Assets and Goodwill
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
Intangible assets consisted of the following:

	September 30, 2017		September 24, 2016
Description	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology	$4,528.7	$2,186.8	$3,983.7	$1,991.6
In-process research and development	46.0	—	3.7	—
Customer relationships	552.8	393.8	1,098.9	546.2
Trade names	310.3	156.4	236.2	141.6
Distribution agreement	42.0	2.8	—	—
Non-competition agreements	1.5	0.1	—	—
Business licenses	2.4	2.2	2.4	2.1
	$5,483.7	$2,742.1	$5,324.9	$2,681.5
During the second quarter of fiscal 2017, the Company divested its blood screening business and net book value of $154.0 million of developed technology and $387.7 million of customer relationship assets were disposed of (see Note 13). In addition, in the second quarter of fiscal 2017, the Company acquired Cynosure and recorded an aggregate of $994.0 million of intangible assets (see Note 3). In the third quarter of fiscal 2017, the Company acquired Medicor and recorded $5.4 million of intangible assets. In addition, during the third quarter of fiscal 2017, the Company obtained CE approval for its last in-process research and development project acquired in the Gen-Probe Incorporated acquisition and transferred $3.7 million to developed technology.
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
The estimated amortization expense at September 30, 2017 for each of the five succeeding fiscal years was as follows:

Fiscal 2018	$376.6
Fiscal 2019	$364.9
Fiscal 2020	$353.6
Fiscal 2021	$332.2
Fiscal 2022	$319.8

Goodwill
In accordance with ASC 350, Intangibles—Goodwill and Other (ASC 350), the Company tests goodwill for impairment annually at the reporting unit level and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that could indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate, operational performance of the business or key personnel, and an adverse action or assessment by a regulator.
In performing the impairment test, the Company utilizes the two-step approach prescribed under ASC 350. The first step requires a comparison of the carrying value of each reporting unit to its estimated fair value. To estimate the fair value of its reporting units for Step 1, the Company primarily utilizes the income approach. The income approach is based on a DCF analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on the Company’s most recent budget and strategic plan and for years beyond this period, the Company’s estimates are based on assumed growth rates expected as of the measurement date. The Company believes its assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates used are intended to reflect the risks inherent in future cash flow projections and are based on estimates of the weighted-average cost of capital (“WACC”) of market participants relative to each respective reporting unit. The market approach considers comparable market data based on multiples of revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”) and is primarily used as a corroborative analysis to the results of the DCF analysis. The Company believes its assumptions used to determine the fair value of its reporting units are reasonable. If different assumptions were used, particularly with respect to forecasted cash flows, terminal values, WACCs, or market multiples, different estimates of fair value may result and there could be the potential that an impairment charge could result. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.
If the carrying value of a reporting unit exceeds its estimated fair value, the Company is required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the impaired reporting unit as of the measurement date and allocating the reporting unit’s estimated fair value to its assets and liabilities. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment charge is recorded.
The Company conducted its fiscal 2017 impairment test on the first day of the fourth quarter, and as noted above used DCF and market approaches to estimate the fair value of its reporting units as of July 2, 2017, and ultimately used the fair value determined by the DCF approach in making its impairment test conclusions. The Company believes it used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing Step 1, all of the Company's reporting units had fair values exceeding their carrying values, and as such, Step 2 of the impairment test was not required. For illustrative purposes, had the fair value of each of the reporting units been lower by 10%, all of the reporting units, except the Company's Medical Aesthetics reporting unit, would still have passed Step 1 of the goodwill impairment test. This reporting unit had a fair value as of the measurement date that exceeded its carrying value by 2% with goodwill of $683.5 million. The Company acquired Cynosure, which is the sole business in Medical Aesthetics, on March 22, 2017. In connection with the Company's annual strategic planning process and annual goodwill impairment test, it lowered its estimated financial projections for this business as a result of its current operating performance being below expectations, which the Company primarily attributes to the significant turnover in the U.S. sales force in 2017. In the event, future operating performance is below forecasted projections, or there are negative changes to long-term growth rates or if discount rates increase, these factors could result in a decline in the fair value of the reporting unit and the Company may be required to record a goodwill impairment charge.
At September 30, 2017, the Company believes that its other reporting units, with goodwill aggregating $2.49 billion, was not at risk of failing Step 1 of the goodwill impairment test based on the current forecasts.
The Company conducted its fiscal 2016 and 2015 impairment tests on the first day of the respective year's fourth quarter, and as noted above used DCF and market approaches to estimate the fair value of its reporting units as of June 26, 2016 and June 28, 2015, respectively, and ultimately used the fair value determined by the DCF approach in making its impairment test conclusions. As a result of completing Step 1, all of the Company's reporting units had fair values exceeding their carrying values, and as such, Step 2 of the impairment test was not required.

A rollforward of goodwill activity by reportable segment from September 24, 2016 to September 30, 2017 is as follows:

	Diagnostics	Breast Health	Medical Aesthetics	GYN Surgical	Skeletal Health	Total
Balance at September 24, 2016	$1,148.2	$631.8	$—	$1,015.0	$8.1	$2,803.1
Acquisitions	—	8.9	683.5	—	—	692.4
Sale of blood screening business	(325.0)	—	—	—	—	(325.0)
Foreign currency and other adjustments	(0.2)	0.8	—	0.1	—	0.7
Balance at September 30, 2017	$823.0	$641.5	$683.5	$1,015.1	$8.1	$3,171.2
Other Assets
Other assets consisted of the following:

	September 30, 2017	September 24, 2016
Other Assets
Life insurance contracts	$41.0	$36.0
Capitalized software	12.3	10.0
Manufacturing access fees	7.1	9.6
Cost-method equity investments	3.0	3.5
Deferred tax assets	9.1	9.3
Other	24.5	15.3
	$97.0	$83.7
Life insurance contracts were purchased in connection with the Company’s Nonqualified Deferred Compensation Plan (“DCP”) and are recorded at their cash surrender value (see Note 9 for further discussion). Capitalized software relates to development costs incurred related to software embedded in the Company's products. The manufacturing access fees are related to a manufacturing supply and purchase agreement for our Aptima HPV products and are being amortized over the term of the agreement.
Research and Software Development Costs
Costs incurred for the research and development of the Company’s products are expensed as incurred. Nonrefundable advance payments for goods or services to be received in the future by the Company for use in research and development activities are deferred. The deferred costs are expensed as the related goods are delivered or the services are performed.
The Company accounts for the development costs of software embedded in the Company’s products in accordance with ASC 985, Software. Costs incurred in the research, design and development of software embedded in products to be sold to customers are charged to expense until technological feasibility of the ultimate product to be sold is established. The Company’s policy is that technological feasibility is achieved when a working model, with the key features and functions of the product, is available for customer testing. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured. Capitalized software development costs are amortized over their estimate useful life and recorded within cost of revenues - product.
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
Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) includes certain transactions that have generally been reported in the statement of stockholders’ equity. The following tables summarize the components and changes in accumulated balances of other comprehensive income for the periods presented:

	Year Ended September 30, 2017					Year Ended September 24, 2016
	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(26.1)	$(0.3)	$(2.5)	$(3.4)	$(32.3)	$(15.7)	$6.9	$(1.8)	$(3.9)	$(14.5)
Other comprehensive loss before reclassifications	7.6	2.3	0.9	0.8	11.6	(10.4)	(1.1)	(0.7)	(3.4)	(15.6)
(Gains) charges reclassified to statement of income	—	(2.4)	—	6.9	4.5	—	(6.1)	—	3.9	(2.2)
Ending Balance	$(18.5)	$(0.4)	$(1.6)	$4.3	$(16.2)	$(26.1)	$(0.3)	$(2.5)	$(3.4)	$(32.3)

In the first quarter of fiscal 2017, one of the Company's cost-method equity investments became a marketable security, and the Company recorded the increase in value of $4.0 million to other comprehensive income. In the second quarter of fiscal 2017, the Company sold this marketable security and recorded a gain of $3.8 million in other income (expense), net.

In the first quarter of fiscal 2016, the Company sold all of its shares in one of its marketable securities and recorded a realized gain of $25.1 million in other income (expense), net and resulted in reclassifying a $7.2 million gain out of other comprehensive income (loss) to other income (expense), net. In the fourth quarter of fiscal 2016, the Company recorded a $1.1 million other-than-temporary impairment charge, and this amount was reclassified out of other comprehensive income (loss) to other income (expense), net.

During fiscal 2015, the Company reclassified $9.6 million out of accumulated other comprehensive income to restructuring and divestiture charges related to writing off the cumulative translation adjustment in connection with its substantial liquidation of the MRI breast coils product line (see Note 4). In addition, during fiscal 2015 the Company reclassified $7.8 million out of accumulated other comprehensive income to other (expense) income, net for the other-than-temporary impairment of a marketable security.
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
During fiscal 2015, the Company entered into separate interest rate cap agreements with multiple counter-parties to help mitigate the interest rate volatility associated with the variable rate interest on its credit facilities under its Prior Credit Agreement, which was replaced by the Credit Agreement in 2015 (see Note 5). Interest rate cap agreements provide the right to receive cash if the reference interest rate rises above a contractual rate. The aggregate premium paid for the interest rate cap agreements was $13.2 million, which was the initial fair value of the instruments recorded in the Company's financial statements. Certain of these cap agreements expired during fiscal 2017.
During fiscal 2017, the Company entered into new separate interest rate cap agreements with multiple counter-parties to extend the expiration date of its hedges by an additional year. The aggregate premium paid for the interest rate cap agreements was $1.9 million, which was the initial fair value of the instruments recorded in the Company's financial statements.
The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR-based borrowings under the Prior Credit Agreement. The terms in the 2015 Credit Agreement are consistent with the Prior Credit Agreement, and therefore the interest rate caps continue to be highly effective at offsetting the cash flows being hedged. The Company designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal, which ends on December 30, 2018.
As of September 30, 2017, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the interest rate caps were recorded in the Consolidated Statements of Comprehensive Income as a component of AOCI.
During fiscal 2017 and 2016, interest expense of $6.9 million and $3.9 million, respectively, was reclassified from AOCI to the Company's Consolidated Statements of Income related to the interest rate cap agreements. The Company expects to similarly reclassify approximately $3.6 million from AOCI to the Consolidated Statements of Income in the next twelve months.
The aggregate fair value of these interest rate caps was $4.8 million and $1.4 million at September 30, 2017 and September 24, 2016, respectively, and is included in both Prepaid expenses and other current assets and Other assets on the Company’s Consolidated Balance Sheet. Refer to Note 6 “Fair Value Measurements” below for related fair value disclosures.
Forward Foreign Currency Contracts
The Company enters into forward foreign currency exchange contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar and the Japanese Yen. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. During fiscal 2016, the Company began to execute forward foreign currency contracts in order to mitigate its exposure to fluctuations in various currencies against its reporting currency, the U.S. dollar. The Company executed additional contracts in fiscal 2017. The Company did not elect hedge accounting for these forward foreign currency contracts; however, the Company may seek to apply hedge accounting in future scenarios. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net. During fiscal 2017 and fiscal 2016, the Company recorded net realized gains of $3.1 million and $1.5 million, respectively from settling forward foreign currency contracts, and net unrealized losses of $3.6 million and $1.1 million in fiscal 2017 and fiscal 2016, respectively, on outstanding contracts.
As of September 30, 2017, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and are used to hedge fluctuations in the U.S dollar of forecasted transactions denominated in the Euro, UK Pound, Australian Dollar, Canadian Dollar and Japanese Yen with a notional amount of $209.0 million.
Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of September 30, 2017:

	Balance Sheet Location	September 30, 2017	September 24, 2016
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap agreements	Prepaid expenses and other current assets	$3.6	$1.0
Interest rate cap agreements	Other Assets	1.2	0.4
		$4.8	$1.4

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$0.4	$0.2

Liabilities:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$4.0	$1.3
The following table presents the unrealized loss recognized in AOCI related to the interest rate caps for the following reporting periods:

	Year Ended September 30, 2017	Year Ended September 24, 2016	Year Ended September 26, 2015
Amount of loss recognized in other comprehensive income, net of taxes:
Interest rate cap agreements	$0.8	$(3.4)	$(3.9)
The following table presents the adjustment to fair value (realized and unrealized) recorded within the Consolidated Statements of Income for derivative instruments for which the Company did not elect hedge accounting:

Derivatives not classified as hedging instruments			Location of Gain (Loss) Recognized in Income
	Year Ended September 30, 2017	Year Ended September 24, 2016
Forward foreign currency contracts	$0.5	$0.4	Other income (expense), net
Revenue Recognition
The Company generates revenue from the sale of its products, primarily medical imaging systems, aesthetic treatment systems and diagnostic and surgical disposable products, and related services, which are primarily support and maintenance services on its medical imaging systems.
The Company recognizes product revenue upon shipment provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Generally, the Company’s product arrangements for capital equipment sales, primarily in its Breast Health, Medical Aesthetics and Skeletal Health reporting segments, are multiple-element arrangements, including services, such as installation, training and support and maintenance, and multiple products. Based on the terms and conditions of the product arrangements, the Company believes that these services and undelivered products can be accounted for separately from the delivered product element as the Company’s delivered products have value to its customers on a stand-alone basis. Accordingly, revenue for services not yet performed at the time of product delivery are deferred and recognized as such services are performed. The relative selling price of any undelivered products is also deferred at the time of shipment and recognized as revenue when these products are delivered. There is no customer right of return in the Company’s sales agreements for its capital equipment.

Service revenues primarily consist of amounts recorded under service and maintenance contracts and repairs not covered under warranty, installation and training, and shipping and handling costs billed to customers. Service and maintenance contract revenues are recognized ratably over the term of the contract. Other service revenues are recognized as the services are performed. Service and other revenue also includes royalties which are recognized in the period the payments are due to the Company.
For revenue arrangements with multiple deliverables, the Company records revenue as separate units of accounting if the delivered items have value to the customer on a stand-alone basis, and if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is considered probable and substantially within the Company’s control. Some of the Company’s products have both software and non-software components that function together to deliver the product’s essential functionality. The Company determined that except for its computer-aided detection (“CAD”) products and C-View and Intelligent 2D products, the software element in its other products is not within the scope of the software revenue recognition rules, ASC 985-605, Software—Revenue Recognition. The Company determined that given the significance of the software component’s functionality to its CAD, C-View and Intelligent 2D components, which are sold by its Breast Health segment, these products are within the scope of the software revenue recognition rules. The Company evaluated the appropriate revenue recognition treatment of it hardware products, including its Dimensions digital mammography systems, which have both software and non-software components that function together to deliver the products’ essential functionality (i.e., it is a tangible product), and determined they are not within the scope of ASC 985-605.
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
Within its Diagnostics segment, the Company manufactured blood screening products according to demand schedules provided by its former collaboration partner, Grifols, S.A. (“Grifols”). In the second quarter of fiscal 2017, the Company sold its assets in the blood screening business to Grifols. Upon the closing of the transaction, the Company's existing collaboration agreement with Grifols terminated, and a new collaboration agreement was executed as part of this transaction for the Company to provide certain research and development services to Grifols.  In addition, the Company agreed to provide transition services to Grifols over the next two to three years depending on the nature of the respective service, including the manufacture of inventory, and the Company is in effect serving as a contract manufacturer of assays to Grifols for a two to three year period. The Company also agreed to sell Panther instrumentation and certain supplies to Grifols as part of a long term supply agreement. As such, the Company will generate a level of revenues, but much lower than historical trends. Prior to divestiture, the Company’s agreement provided that it would share a portion of Grifols’s revenue from screening blood donations. Upon shipment to Grifols, the Company recognized product revenue at an agreed upon fixed transfer price, which was not refundable, and recorded the related cost of products sold. Based on the terms of the Company’s prior collaboration agreement with Grifols, the Company’s ultimate share of the net revenue from sales to the end user in excess of the transfer price was not known until it was reported to the Company by Grifols. On a monthly basis, Grifols reported net revenue generated during the prior month and remitted an additional corresponding net payment to the Company, which was recorded as revenue at that time. This payment combined with the transfer price revenues previously recognized represented the Company’s ultimate share of net revenue under the prior agreement.

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
Accounts receivable reserve activity for fiscal 2017, 2016 and 2015 was as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Write- offs and Payments	Balance at End of Period
Period Ended:
September 30, 2017	$12.7	$1.8	$(4.7)	$9.8
September 24, 2016	$11.1	$2.0	$(0.4)	$12.7
September 26, 2015	$12.0	$1.6	$(2.5)	$11.1
Cost of Service and Other Revenues
Cost of service and other revenues primarily represents payroll and related costs associated with the Company’s professional services’ employees, consultants, infrastructure costs and overhead allocations, including depreciation, rent and materials consumed in providing the service.
Stock-Based Compensation
The Company accounts for share-based payments in accordance with ASC 718, Stock Compensation (ASC 718). As such, all share-based payments to employees, including grants of stock options, restricted stock units, performance stock units and market stock units and shares issued under the Company’s employee stock purchase plan, are recognized in the Consolidated Statements of Income based on their fair values on the date of grant.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting (ASU 2016-09). This guidance changes how companies account for certain aspects of share-based payments to employees. The amendments in the update are effective for annual periods beginning after December 15, 2016, and were applicable to the Company in fiscal 2018 with early adoption permitted in any interim or annual period. During the first quarter of fiscal 2017, the Company elected to early adopt this standard. The update requires certain changes to presentation of the financial statements as follows:

•
All excess tax benefits and deficiencies are recognized as a component of the provision for income taxes on a discrete basis in the period in which the equity awards vest and/or are settled. Previously, the Company recorded this tax impact directly to additional paid in capital. For fiscal 2017, the Company recorded a tax benefit of $10.3 million. The standard does not permit retroactive presentation of this benefit to prior fiscal years on the Consolidated Statements of Income.

•
The tax benefit or deficiency is required to be classified as a cash flow provided by (used in) operating activities. It was previously required to be presented as a cash flow provided by financing activities in the Consolidated Statements of Cash Flows, with a corresponding adjustment to operating cash flows. As permitted by ASU 2016-09, the Company has elected to adopt this classification on a retrospective basis, and therefore, the Consolidated Statement of Cash Flows for fiscal 2016 and 2015 have been recast for this provision resulting in an increase cash flows provided by operations of $11.0 million and $10.7 million, respectively, with a corresponding increase to cash flows used in financing activities.

•
In the diluted net earnings per share calculation, when applying the treasury stock method for shares that could be repurchased, the assumed proceeds no longer include the amount of excess tax benefit. This provision, which is only applicable on a prospective basis, did not have a material impact on the Company's diluted net earnings per share calculation in fiscal 2017.

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
The Company applies the provisions of ASC 260, Earnings Per Share, Subsection 10-45-44, to determine the diluted weighted average shares outstanding as it relates to its convertible notes, and due to the type of debt instrument issued and its accounting policy, the Company applies the treasury stock method and not the if-converted method. The dilutive impact of the Company’s convertible notes is based on the difference between the Company’s current period average stock price and the conversion price of the convertible notes, provided there is a premium. As such, dilution related to the conversion premium on the 2010 Notes, 2012 Notes and 2013 Notes is included in the calculation of diluted weighted-average shares outstanding in all years to the extent each issuance is dilutive based on the average stock price during each reporting period being greater than the conversion price of the respective Notes.
A reconciliation of basic and diluted share amounts for fiscal 2017, 2016, and 2015 was as follows:

	September 30, 2017	September 24, 2016	September 26, 2015
Basic weighted average common shares outstanding	279,811	280,213	280,566
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock units	2,885	2,631	2,898
Incremental shares from convertible notes premium	2,957	3,312	6,073
Diluted weighted average common shares outstanding	285,653	286,156	289,537
Weighted-average anti-dilutive shares related to:
Outstanding stock options	1,677	1,029	1,502
Restricted stock units	12	62	49
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

Product warranty activity for fiscal 2017 and 2016 was as follows:

	Balance at Beginning of Period	Acquired	Provisions	Settlements/ Adjustments	Balance at End of Period
Period ended:
September 30, 2017	$5.0	$9.9	$15.3	$(13.2)	$17.0
September 24, 2016	$5.4	$—	$7.1	$(7.5)	$5.0
Advertising Costs
Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $22.5 million, $20.2 million and $14.4 million for fiscal 2017, 2016 and 2015, respectively, and were included in selling and marketing expense in the Consolidated Statements of Income.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU is applicable to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to receive in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current U.S. GAAP. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On July 9, 2015, the FASB voted in favor of delaying the effective date of the new standard by one year, with early adoption permitted as of the original effective date. ASU 2014-09 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, which is fiscal 2019 for the Company. The Company will adopt Topic 606 effective September 30, 2018 and has established a cross-functional team to evaluate and implement the new revenue recognition rules. The Company will adopt Topic 606 using the modified retrospective method but has not finalized evaluating the anticipated impact of the adoption of ASU 2014-09 on its consolidated financial position and results of operations.

(3) Business Combinations

Cynosure, Inc.

On March 22, 2017, the Company completed the acquisition of Cynosure and acquired all of the outstanding shares of Cynosure. Pursuant to the terms and conditions of the merger agreement, each share of common stock of Cynosure outstanding immediately prior to the effective time of the acquisition was canceled and converted into the right to receive $66.00 in cash, except for 1.2 million shares the holder of which demanded appraisal rights (the "dissenting shares"). In addition, all outstanding restricted stock units, performance stock units, and stock options were canceled and converted into the right to receive $66.00 per share in cash less the applicable exercise price, as applicable. The acquisition was funded through available cash, and the total purchase price was $1.66 billion. The Company incurred $18.8 million of direct transaction costs recorded within general and administrative expenses.

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

The total purchase price was allocated to Cynosure’s preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values of those assets as of March 22, 2017, as set forth below. The preliminary purchase price allocation is as follows:

Cash	$107.2
Marketable securities	82.9
Accounts receivable	40.2
Inventory	121.1
Property, plant and equipment	44.1
Other assets and liabilities, net	12.2
Accounts payable and accrued expenses	(75.3)
Deferred revenue	(11.2)
Capital lease obligation	(25.2)
Identifiable intangible assets:
Developed technology	736.0
In-process research and development	107.0
Distribution agreement	42.0
Customer relationships	35.0
Trade names	74.0
Deferred income taxes, net	(315.7)
Goodwill	683.5
Purchase Price	$1,657.8

In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Cynosure’s business. The Company has not yet obtained all of the information related to the fair value of the acquired assets and liabilities, primarily taxes, to finalize the purchase price allocation.

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

The developed technology assets are comprised of know-how, patents and technologies embedded in Cynosure's products and relate to currently marketed products. The developed technology assets comprise the significant product families of Cynosure, primarily SculpSure, Icon, and PicoSure.

IPR&D projects relate to in-process projects that have not reached technological feasibility as of the acquisition date and have no alternative future use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the underlying product or expected commercial release depending on the project. The Company recorded, on a preliminary basis, $107.0 million of IPR&D related to three projects, which were expected to be completed during fiscal 2018 and 2019 with a preliminary cost to complete of approximately $18.0 million. During the fourth quarter of fiscal 2017, the Company obtained regulatory approval for two projects with an aggregate fair value of $61.0 million and these assets were reclassified to developed technology. The remaining project is expected to be completed during fiscal 2019 with an estimated cost to complete of approximately $4.0 million. Given the uncertainties inherent with product development and introduction, there can be no assurance that any of the Company's product development efforts will be successful, completed on a timely basis or within budget, if at all. All of the IPR&D assets were valued using the multiple-period excess earnings method approach.

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

Cynosure's revenue and pre-tax loss, which excludes acquisition expenses incurred by the Company, for the period from the acquisition date to September 30, 2017, were $207.5 million and $96.4 million, respectively. The pre-tax loss includes amortization expense, the impact of the step-up in inventory, retention and integration expenses including legal and consulting fees, and restructuring charges. The following unaudited pro forma information presents the combined financial results for the Company and Cynosure as if the acquisition of Cynosure had been completed at the beginning of the prior fiscal year, September 26, 2015:

	Twelve Months Ended	Twelve Months Ended
	September 30, 2017	September 24, 2016
	(unaudited)	(unaudited)
Revenue	$3,241.4	$3,244.6
Net income	$768.5	$252.3
Basic earnings per common share	$2.75	$0.90
Diluted earnings per common share	$2.69	$0.88

The unaudited pro forma information for fiscal 2017 and 2016 was calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. Fiscal 2017 unaudited pro forma net income was adjusted to exclude acquisition-related transaction costs, restructuring and retention costs solely related to the acquisition, and the impact of the fair value step-up to inventory. These expenses have been added to fiscal 2016 unaudited pro forma net income. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments to reflect pro forma results of operations as if the acquisition occurred on September 27, 2015, such as fair value adjustments to inventory and property, plant and equipment, increased expenses for restructuring charges and retention costs, and increased amortization for the fair value of acquired intangible assets. The pro forma information does not reflect the effect of costs, other than restructuring, or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

Medicor Medical Supply

On April 7, 2017, the Company completed the acquisition of MMS Medicor Medical Supplies GmbH ("Medicor") for a purchase price of approximately $19.0 million, which includes a working capital adjustment of $2.0 million that was paid in the fourth quarter of fiscal 2017, and a holdback of $1.9 million that is payable two years from the date of acquisition. Medicor was a long-standing distributor of the Company's Breast and Skeletal Health products in Germany, Austria and Switzerland. Based on the Company's preliminary valuation, it has allocated $5.4 million of the purchase price to the preliminary value of intangible assets, which primarily consist of customer relationships and have a weighted average life of 7.7 years, and $8.9 million to goodwill. The remaining $4.7 million of purchase price has been allocated to the acquired tangible assets and liabilities. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities.

4. Restructuring and Divestiture Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions which are described below. The following table displays charges taken related to restructuring actions in fiscal 2017, 2016 and 2015 and a rollforward of the charges to the accrued balances as of September 30, 2017:

	Fiscal 2017 Actions	Fiscal 2016 Actions	Fiscal 2015 Actions	Fiscal 2014 Actions	Other Charges	Total
Restructuring and Divestiture Charges
Fiscal 2015 charges:
Workforce reductions	$—	$—	$10.0	$6.0	$0.3	$16.3
Facility closure costs	—	—	—	2.0	0.6	2.6
Fiscal 2015 restructuring charges	$—	$—	$10.0	$8.0	$0.9	$18.9
Divestiture net charges						9.6
Fiscal 2015 restructuring and divestiture charges						$28.5
Fiscal 2016 charges:
Workforce reductions	$—	$10.5	$—	$—	$—	$10.5
Fiscal 2016 restructuring charges	$—	$10.5	$—	$—	$—	$10.5
Fiscal 2017 charges:
Workforce reductions	$8.5	$—	$—	$—	$—	$8.5
Facility closure costs	—	4.8	—	—	—	4.8
Other	—	—	—	—	—	—
Fiscal 2017 restructuring charges	$8.5	$4.8	$—	$—	$—	$13.3

	Fiscal 2017 Actions	Fiscal 2016 Actions	Fiscal 2015 Actions	Fiscal 2014 Actions	Other Charges	Total
Rollforward of Accrued Restructuring
Balance as of September 27, 2014	$—	$—	$—	$12.0	$4.9	$16.9

Fiscal 2015 restructuring charges	$—	$—	$10.0	$8.0	$0.9	$18.9
Stock-based compensation	—	—	(4.1)	—	—	(4.1)
Severance payments	—	—	(2.8)	(16.2)	(4.9)	(23.9)
Other payments	—	—	—	(1.3)	(0.8)	(2.1)
Balance as of September 26, 2015	$—	$—	$3.1	$2.5	$0.1	$5.7

Fiscal 2016 restructuring charges	$—	$10.5	$—	$—	$—	$10.5
Stock-based compensation	—	(0.4)	—	—	—	(0.4)
Severance payments	—	(4.6)	(2.9)	(1.4)	(0.1)	(9.0)
Other payments	—	—	—	(0.5)	—	(0.5)
Balance as of September 24, 2016	$—	$5.5	$0.2	$0.6	$—	$6.3

Fiscal 2017 restructuring charges	$8.5	$4.8	$—	$—	$—	$13.3
Severance payments	(1.0)	(5.4)	(0.2)	—	—	(6.6)
Other payments	—	(1.2)	—	(0.3)	—	(1.5)
Balance as of September 30, 2017	$7.5	$3.7	$—	$0.3	$—	$11.5
Fiscal 2017 Actions

During the second quarter of fiscal 2017, the Company completed its acquisition of Cynosure. In connection with the acquisition, the Company decided to terminate certain Cynosure executives in the second quarter of fiscal 2017 and recorded $1.5 million in severance and benefits charges. During the third and fourth quarters of fiscal 2017, the Company terminated additional executives and employees and recorded $4.3 million and $1.3 million, respectively, in severance and benefits charges. The charges were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712) or ASC 420, Exit or Disposal Cost Obligations (ASC 420) depending on the executive. Additional terminations may occur, but the Company does not have a formal plan at this time, nor does it expect any resulting charges to be material.
During the fourth quarter of fiscal 2017, the decision was made to reduce headcount and related costs in R&D within Breast Health and to eliminate certain manufacturing personnel, primarily in Diagnostics. The majority of employees were notified of termination and related benefits in the fourth quarter of fiscal 2017, and the Company recorded these charges pursuant to ASC 420 as the benefits qualify as one-time termination benefits. As such, the Company recorded a charge for severance and benefits for these employees of $1.4 million in the fourth quarter.
Fiscal 2016 Actions
During the fourth quarter of fiscal 2016, the Company decided to initiate a cost reduction initiative in part of its Diagnostic's reportable segment, resulting in the termination of certain employees. The majority of employees were notified of termination and related benefits in the fourth quarter of fiscal 2016, and the Company recorded these charges pursuant to ASC 420 as the benefits qualify as one-time termination benefits. As such, the Company recorded a charge for severance and benefits of $0.9 million in the fourth quarter. This action was completed and no additional charges were recorded in fiscal 2017.
During the third quarter of fiscal 2015, the Company decided to close its Bedford, Massachusetts facility where it manufactured its Skeletal Health products and provided certain support manufacturing services for its Breast Health segment. The manufacturing of the Skeletal Health products was outsourced to a third-party, and the Breast Health manufacturing services were moved to the Company's Danbury, Connecticut and Marlborough, Massachusetts facilities. In addition, research and development, sales and services support and administrative functions were moved to both Marlborough and Danbury. The transition was be substantially completed by the end of calendar year 2016. In connection with this plan, certain employees, primarily in manufacturing, were terminated. The employees were notified of termination and related benefits in the first quarter of fiscal 2016, and the Company recorded these charges pursuant to ASC 420. Employees were required to remain employed during this transition period and charges were recorded ratably over the required service period. The Company recorded $1.7 million in severance and benefits charges related to this action in fiscal 2016. This action was completed in the first quarter of fiscal 2017.

In connection with shutting down the Bedford location, during the first quarter of fiscal 2017 the Company recorded $3.5 million for lease obligation charges related to a section of the facility that the Company had determined met the cease-use date criteria. The Company made certain assumptions regarding the time period it would take to obtain a subtenant and the sublease rates it could obtain. During the third quarter of fiscal 2017, the Company updated its assumption regarding the time period it will take to obtain a subtenant and as a result recorded an additional $1.3 million lease obligation charge. These estimates may vary from the actual sublease agreements executed, if at all, resulting in an adjustment to the charge. The Company has vacated other portions of the building but not the entire facility, and at this time does not meet the cease-use date criteria to record additional restructuring charges.
During the first quarter of fiscal 2016, the Company began implementing a second plan to consolidate and improve operational efficiency of its international sales and marketing and field services operations and certain support functions. As a result, the Company identified and terminated certain employees during each quarter in fiscal 2016. Severance and benefits under this action were recorded pursuant to ASC 712, and ASC 420 depending on the circumstances. The Company recorded severance and benefit charges of $7.9 million in fiscal 2016 related to this plan.
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
Fiscal 2014 Actions
During the first quarter of fiscal 2014, the Company implemented a cost reduction initiative comprised of reducing headcount and evaluating research projects and operating costs. In connection with this plan, the Company terminated certain employees on a worldwide basis. The Company recorded the severance and benefit charges pursuant to ASC 420 and ASC 712, depending on the employee terminated. The Company recorded $6.3 million of severance and benefit charges in the first quarter of fiscal 2014.
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
Divestiture
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

5. Borrowings and Credit Agreements
The Company’s borrowings consisted of the following:

	September 30, 2017	September 24, 2016
Current debt obligations, net of debt discount and issuance costs:
Term Loan	$121.3	$83.8
Revolver	345.0	—
Securitization Program	200.0	200.0
Convertible Notes	484.5	12.2
Total current debt obligations	1,150.8	296.0
Long-term debt obligations, net of debt discount and issuance costs:
Term Loan	1,190.5	1,308.2
2022 Senior Notes	981.6	977.7
Convertible Notes	—	763.5
Total long-term debt obligations	2,172.1	3,049.4
Total debt obligations	$3,322.9	$3,345.4

The debt maturity schedule for the Company’s obligations as of September 30, 2017 is as follows:

	2018	2019	2020	2021	2022	2023 and Thereafter	Total
Term Loan	$121.9	$150.0	$1,050.0	$—	$—	$—	$1,321.9
Revolver	345.0	—	—	—	—	—	345.0
Securitization Program	200.0	—	—	—	—	—	200.0
2022 Senior Notes	—	—	—	—	1,000.0	—	1,000.0
Convertible Notes (1)	488.3		—	—	—	—	488.3
	$1,155.2	$150.0	$1,050.0	$—	$1,000.0	$—	$3,355.2

(1)	Classified based on the earliest date of redemption for each respective issuance. In addition, the balance in fiscal 2018 reflects accretion on the 2013 Notes through September 30, 2017.
As discussed below, in October 2017 the Company refinanced its Credit Agreement and Term Loan which included increasing the amount outstanding to $1.5 billion, adjusting the principal payments and extending the maturity dates. In addition, the Company issued senior notes for $350 million due 2025. The above schedule does not reflect these subsequent changes to the Company's obligations.
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
The credit facilities ("Credit Facilities") under the Credit Agreement consisted of:

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

Borrowings under the Credit Facilities bore interest, at the Company's option and in each case plus an applicable margin, as follows:

•	Term Loan: the Base Rate (as defined in the Credit Agreement) or the Eurocurrency Rate (i.e., the Libor rate); and

•
Revolver: if funded in U.S. dollars, the Base Rate or the Eurocurrency Rate, and, if funded in an alternative currency, the Eurocurrency Rate; and if requested under the swing line sublimit, the Base Rate.

The applicable margin to the Base Rate and the Eurocurrency Rate was subject to specified changes depending on the total net leverage ratio as defined in the Credit Agreement. Current borrowings outstanding under the Credit Agreement bore interest at the Eurocurrency Rate plus the applicable margin, which was 1.50% per annum as of September 30, 2017. The Company was also required to pay a quarterly commitment fee on the undrawn committed amount available under the Revolver.
The Company was required to make scheduled principal payments under the Term Loan in increasing amounts ranging from $18.75 million per three-month period commencing with the three-month period ending on September 25, 2015 to $37.5 million per three-month period commencing with the three-month period ending on September 28, 2018. The remaining balance of the Term Loan and amounts outstanding under the Revolver were due at maturity. In addition, subject to the terms and conditions set forth in the Credit Agreement, the Company could be required to make certain mandatory prepayments from specified excess cash flows from operations (to the extent the Company’s net senior secured leverage ratio exceeds a certain ratio) and from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances and insurance recoveries (subject to certain reinvestment rights) (“Mandatory Prepayments”). Mandatory Prepayments were required to be applied by the Company, first, to the Term Loan, second, to any outstanding amount under the swing line sublimit, third, to the Revolver, and fourth to any outstanding amount under a letter of credit sublimit. Subject to certain limitations, the Company could have voluntarily prepaid any of the credit facilities under the Credit Agreement without premium or penalty.
Borrowings outstanding under the Credit Agreement in fiscal 2017, 2016 and 2015 had weighted-average interest rates of 2.39%, 2.08% and 2.43% , respectively. The interest rate on the amounts outstanding at September 30, 2017 was 2.73%. Interest expense in fiscal 2017, 2016 and 2015 aggregated $42.3 million and $40.4 million, and $54.7 million, respectively, which includes non-cash interest expense of $4.2 million, $4.4 million, and $9.0 million respectively, related to the amortization of the deferred issuance costs and accretion of the debt discount.
The Credit Agreement contained affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the Borrowers and the Subsidiary Guarantors, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. The Credit Agreement also contained customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults and an event of default upon a change of control of the Company.
Borrowings were secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Company, with certain exceptions. For example, borrowings under the Credit Agreement were not secured by those accounts receivable that are transferred to the special purpose entity under the Company's Accounts Receivable Securitization program. The Credit Agreement contained total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter and an excess cash flow prepayment requirement measured as of the end of each fiscal year. The total net leverage ratio was 5.50:1.00 beginning on the Company's fiscal quarter ended September 26, 2015, and then decreased over time to 4.00:1.00 for the quarter ending March 28, 2020. The interest coverage ratio was 3.75:1.00 beginning on the Company's fiscal quarter ended September 26, 2015, and remained as such for each quarter thereafter. The total net leverage ratio was defined as the ratio of the Company's consolidated net debt as of the quarter end to its consolidated adjusted EBITDA (as defined in the Credit Agreement) for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio was defined as the ratio of the Company's consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on the measurement date to adjusted consolidated cash interest expense (as defined in the Credit Agreement) for the same measurement period. The Company was in compliance with these covenants as of September 30, 2017, and no Mandatory Prepayments were required as of September 30, 2017.
The Company evaluated the Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified embedded derivatives that required bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives were a default provision, which could require additional interest payments, and a provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company determined that the fair value of these embedded derivatives was nominal as of September 30, 2017 and September 24, 2016.

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
At various times during fiscal 2017, the Company borrowed $345.0 million under its Revolver in order to repay amounts owed on its convertible debt and to repurchase $200.1 million of its common stock. This amount was outstanding as of September 30, 2017.
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
Senior Notes
2022 Senior Notes
On July 2, 2015, the Company completed a private placement of $1.0 billion aggregate principal amount of its 5.250% Senior Notes due 2022 (the “2022 Senior Notes”) at an offering price of 100% of the aggregate principal amount of the 2022 Senior Notes. The 2022 Senior Notes mature on July 15, 2022 and bear interest at the rate of 5.250% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2016. The Company used the net proceeds of the 2022 Senior Notes, plus available cash to redeem the outstanding 6.25% Senior Notes due 2020 (the "Senior Notes") in the aggregate principal amount of $1.0 billion on August 1, 2015 at an aggregate redemption price of $1.03 billion, reflecting a premium payment of $31.25 million. In addition, the Company made a final interest payment in the amount of $31.25 million for interest accrued to August 1, 2015, to holders of record of the Senior Notes as of July 15, 2015. As a result of this transaction, the Company recorded a debt extinguishment loss in the fourth quarter of fiscal 2015 of $22.3 million, which included the pro-rata premium payment and pro-rata debt issuance costs. The Company evaluated the accounting under ASC 470 at the creditor-by-creditor level to determine modification versus extinguishment accounting.
The Company recorded interest expense related to the 2022 Senior Notes and Senior Notes of $57.3 million, $56.0 million, and $67.2 million and in fiscal 2017, 2016 and 2015, respectively, which includes non-cash interest expense of $3.9 million, $3.8 million and $2.1 million in fiscal 2017, 2016 and 2015, respectively, related to the amortization of the deferred financing costs.
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
The Company evaluated the 2022 Senior Notes for derivatives pursuant to ASC 815 and did not identify any embedded derivatives that require bifurcation. All features were deemed to be clearly and closely related to the host instrument.
Convertible Notes
On December 10, 2007, the Company issued and sold $1.725 billion, at par, of 2.00% Convertible Senior Notes due December 15, 2037 (“2007 Notes”). On November 18, 2010, the Company entered into separate, privately-negotiated exchange agreements under which it retired $450.0 million in aggregate principal of its 2007 Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due December 15, 2037 (“2010 Notes”). On February 29, 2012, the Company entered into separate, privately-negotiated exchange agreements under which it retired $500.0 million in aggregate principal of the 2007 Notes for $500.0 million in aggregate principal of new 2.00% Convertible Senior Notes due March 1, 2042 (“2012 Notes”). On February 14, 2013, the Company entered into separate, privately-negotiated exchange agreements under which it retired $370.0 million in aggregate principal of the 2007 Notes for $370.0 million in aggregate principal of new 2.00% Convertible Senior Notes due December 15, 2043 (“2013 Notes”). The remaining 2007 Notes were redeemed in fiscal 2014.
On November 9, 2016, the Company announced that pursuant to the terms of the indenture for the 2010 Notes, holders of the 2010 Notes had the option of requiring the Company to repurchase their 2010 Notes on December 16, 2016 at a repurchase price payable in cash equal to 100% of the original principal amount of the 2010 Notes. None of the 2010 Notes were surrendered for repurchase pursuant to the option. In addition, the Company also announced on November 9, 2016 that, pursuant to the terms of the indenture, it had elected to redeem, on December 19, 2016, all of the then outstanding 2010 Notes at a redemption price payable in cash equal to 100% of the accreted principal amount of the 2010 Notes. Holders of the 2010 Notes also had a right to convert their 2010 Notes. During the first quarter of fiscal 2017, all of the outstanding 2010 Notes were either converted or surrendered for conversion in aggregate principal of $12.3 million, which was paid out over the first and second quarters of fiscal 2017. The payouts included an additional $8.7 million of premium payments due to the Company's stock price exceeding the conversion price.
The 2012 Notes and the 2013 Notes are collectively referred to herein as the “Convertible Notes.”
Holders may require the Company to repurchase the Convertible Notes prior to maturity on the dates set forth below:

•	the 2012 Notes on each of March 1, 2018, 2022, 2027 and 2032 and March 2, 2037; and

•	the 2013 Notes on each of December 15, 2017, 2022, 2027, 2032 and 2037.
Holders may also require the Company to repurchase the Convertible Notes upon a fundamental change, as defined in each of the applicable indentures. The Company may redeem all or a portion of the 2012 Notes at any time on or after March 6, 2018 and all or a portion of the 2013 Notes at any time on or after December 15, 2017. If, prior to maturity, a holder requires the Company to repurchase the Convertible Notes or the Company elects to redeem the Convertible Notes, the repurchase or redemption price of each Convertible Note will equal 100% of its principal amount, plus accrued and unpaid interest to, but excluding, the redemption or repurchase date, as applicable. On November 14, 2017, the Company announced that it would repurchase, on December 15, 2017, all of the outstanding 2013 Notes at a repurchase price in cash equal to 100% of the accreted principal amount of the 2013 Notes validly surrendered for repurchase and not withdrawn, at the option of the holders of the 2013 Notes. The Company also announced on November 14, 2017, that it had elected to redeem, on December 15, 2017, all of the outstanding 2013 Notes (those 2013 Notes not surrendered to us for repurchase on December 15, 2017 or validly submitted for conversion prior to December 15, 2017) at a redemption price equal to 100% of the accreted principal amount of the 2013 Notes to be redeemed.
It is the Company's current intent and policy to settle any conversion of the Convertible Notes as if the Company had elected to make either a net share settlement or all cash election, such that upon conversion, the Company intends to pay the holders in cash for the principal amount of the Convertible Notes and, if applicable shares of its common stock or cash to satisfy the premium based on a calculated daily conversion value. The Company also announced on November 14, 2017 that as provided in the indenture for the 2013 Notes, it had made an irrevocable election to settle any conversion of the 2013 Notes validly submitted on or after November 14, 2017 in cash.
The 2010 bore interest at 2.00% per year on the principal amount payable semi-annually through December 15, 2016. The 2012, and 2013 Notes originally bore interest at a rate of 2.00% per year on the principal amount payable semi-annually on March 1 and September 1, and June 15 and December 15, respectively, of each year ending on March 1, 2018 and December 15, 2013, respectively. The 2013 Notes no longer bear interest payable at 2.00%. The 2012 Notes will accrete principal from March 1, 2018 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. The 2013 Notes accrete principal from their date of issuance at a rate of 4.00% per year until and including December 15, 2017, and 2.00% per year thereafter. Beginning with the six month interest period commencing March 1, 2018 and December 15, 2017, the Company will pay contingent interest during any six month interest period to the holders of 2012 and 2013 Notes, respectively, if the “trading price”, as defined, of the 2012 and 2013 Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the 2012 and 2013 Notes. The holders of each of the 2012 or 2013 Notes may convert their respective Notes into shares of the Company’s common stock at a conversion price of approximately $31.175 per share and $38.59 per share, respectively, subject to adjustment, prior to the close of business on December 1, 2041 and September 15, 2043, respectively, subject to prior redemption or repurchase of the 2012, and 2013 Notes, respectively, under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events. At the option of the holder, regardless of the foregoing circumstances, holders may convert their respective 2012 and 2013 Notes at any time on or after December 1, 2041 and September 15, 2043, respectively, through the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate will not be adjusted for accrued interest or accreted principal in excess of the original $1,000 principal amount, as accrued interest and accreted principal will not be convertible into common stock. For the 2013 Notes none of these triggering events have occurred as of September 30, 2017.
On various dates during the fourth quarter of fiscal 2017, the Company entered into privately negotiated repurchase transactions and extinguished $17.9 million and $68.0 million principal amount of the 2012 Notes and 2013 Notes, respectively, for total payments of $23.1 million and $82.9 million, respectively. These amounts include the conversion premium resulting from the Company's stock price on the date of the transactions being in excess of the conversion prices of $31.175 and $38.59, respectively, and on the 2013 Notes accreted principal of $13.3 million. Under ASC 470, these transactions were accounted for as an extinguishment and derecognition of the 2012 Notes and 2013 Notes and resulted in an aggregate debt loss extinguishment of $0.6 million.
On various dates during the third quarter of fiscal 2017, the Company entered into privately negotiated repurchase transactions and extinguished $100.0 million principal amount of each of its 2012 Notes and 2013 Notes, for total payments of $269.1 million. This amount includes the conversion premium resulting from the Company's stock price on the date of the transactions being in excess of the conversion prices of $31.175 and $38.59, respectively, and on the 2013 Notes accreted principal of $18.5 million. Under ASC 470, these transactions were accounted for as an extinguishment and derecognition of the 2012 Notes and 2013 Notes and resulted in an aggregate debt loss extinguishment of $2.6 million.
On various dates during the fourth quarter of fiscal 2016, the Company entered into privately negotiated repurchase transactions and extinguished $46.3 million principal amount of the 2010 Notes for total payments of $79.2 million. These amounts include the conversion premium resulting from the Company's stock price on the date of the transactions being in excess of the conversion price of $23.03 for the 2010 Notes. Under ASC 470, these transactions were accounted for as an extinguishment and derecognition of the 2010 Notes and resulted in a debt loss extinguishment of $0.8 million. In addition, $1.3 million principal was put to the Company during the quarter.

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
The Company accounted for the 2012 Notes and 2013 Notes extinguishments in fiscal 2017, discussed above, under the derecognition provisions of subtopic ASC 470-20-40, which requires the allocations of the fair value of the consideration transferred and transaction costs incurred to the extinguishment of the liability component and the reacquisition of the equity component. In connection with these transactions, the Company recorded a debt extinguishment loss on the 2012 Notes of $0.9 million and a debt extinguishment loss on the 2013 Notes of $2.3 million, for a total debt extinguishment loss of $3.2 million in fiscal 2017. The loss on the debt was calculated as the difference between the fair value of the liability component immediately before the respective transactions and their related carrying values, which includes any debt discount and deferred issuance costs. The fair value of the liability component was calculated using a discounted cash flow technique and incorporates an estimated rate for non-convertible debt (with similar features as the 2012 and 2013 Notes excluding the conversion feature) issued by a company with a credit rating similar to the Company. In addition, under this accounting standard, a portion of the fair value of the consideration transferred is allocated to the reacquisition of the equity component, which is the difference between the fair value of the consideration transferred and the fair value of the liability component immediately before the extinguishment. As a result, on a gross basis, $58.6 million related to the 2012 and 2013 Notes was allocated to the reacquisition of the equity component of the original instrument, which was recorded net of deferred taxes of $31.1 million within additional paid-in-capital.
The Company accounted for the 2010 Notes and 2012 Notes extinguishments in fiscal 2016, discussed above, under the derecognition provisions of subtopic ASC 470-20-40, which requires the allocation of the fair value of the consideration transferred and transaction costs incurred to the extinguishment of the liability component and the reacquisition of the equity component. In connection with these transactions, the Company recorded a debt extinguishment loss on the 2010 Notes of $4.6 million and a debt extinguishment loss on the 2012 Notes of $0.7 million, for a total debt extinguishment loss of $5.3 million in fiscal 2016. On a gross basis, $122.6 million related to the 2010 and 2012 Notes was allocated to the reacquisition of the equity component of the original instrument, which was recorded net of deferred taxes of $28.2 million within additional paid-in-capital.
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
As of September 30, 2017 and September 24, 2016, the Convertible Notes and related equity components (recorded in additional paid-in-capital, net of deferred taxes) consisted of the following:

	2017	2016
2010 Notes principal amount	$—	$12.3
Unamortized discount and issuance costs	—	(0.1)
Net carrying amount	$—	$12.2
Equity component, net of taxes	$—	$1.6
2012 Notes principal amount	$245.4	$363.4
Unamortized discount and issuance costs	(1.9)	(9.5)
Net carrying amount	$243.5	$353.9
Equity component, net of taxes	$24.1	$35.8
2013 Notes principal amount	$202.0	$370.0
Principal accretion	40.8	57.1
Unamortized discount and issuance costs	(1.8)	(17.5)
Net carrying amount	$241.0	$409.6
Equity component, net of taxes	$71.8	$131.5

Interest expense under the Convertible Notes is as follows:

	Years Ended
	September 30, 2017	September 24, 2016	September 26, 2015
Amortization of debt discount	$17.9	$22.3	$34.9
Amortization of deferred financing costs	0.8	1.1	1.7
Principal accretion	15.6	16.6	15.9
Non-cash interest expense	34.3	40.0	52.5
2.00% accrued interest (cash)	6.7	10.0	18.2
	$41.0	$50.0	$70.7
If the Company fails to comply with the reporting obligations contained in the agreements for the Convertible Notes, the sole remedy of the holders of the Convertible Notes for the first 90 days following such event of default consists exclusively of the right to receive an extension fee in an amount equal to 0.25% of the accreted principal amount of the Convertible Notes. Based on its evaluation of the Convertible Notes in accordance with ASC 815, the Company determined that the Convertible

Notes contain a single embedded derivative, comprising both the contingent interest feature and the filing failure penalty payment, requiring bifurcation as the features are not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of September 30, 2017 and September 24, 2016.
As of September 30, 2017, upon conversion, including the potential premium that could be payable on a fundamental change (as defined), the Company would issue a maximum of approximately 18.0 million shares of common stock to the holders of the Convertible Notes.
Accounts Receivable Securitization Program
On April 25, 2016, the Company entered into a one-year $200.0 million accounts receivable securitization program (the "Securitization Program") with several of its wholly owned subsidiaries and certain financial institutions. Under the terms of the Securitization Program, the Company and certain of its wholly-owned subsidiaries sell their respective customer receivables to a bankruptcy remote special purpose entity, which is also a wholly-owned subsidiary of the Company. In addition, the Company also contributed a portion of its customer receivables to the special purpose entity in connection with its establishment. The Company retains servicing responsibility. The special purpose entity, as borrower, and the Company, as servicer, entered into a Credit and Security Agreement with several lenders pursuant to which the special purpose entity may borrow up to $200.0 million from the lenders, with the loans secured by the receivables. The amount that the special purpose entity may borrow at a given point in time is determined based on the amount of qualifying receivables that are present in the special purpose entity at such point in time. The entire amount available was borrowed in the third quarter of fiscal 2016. Borrowings outstanding under the Securitization Program bear interest at LIBOR plus the applicable margin of 0.7% and are included as a component of current liabilities in the Company's consolidated balance sheet, while the accounts receivable securing these obligations remain as a component of net receivables in the Company's consolidated balance sheet. The Company and the special purpose entity are operated and maintained as separate legal entities. The assets of the special purpose entity secure the amounts borrowed and cannot be used to pay other debts or liabilities of the Company. The special purpose entity was not a guarantor under the Company's Credit Agreement and is not a guarantor under the Company's Amended and Restated Credit Agreement or of the Company's 2022 and 2025 Senior Notes.
Effective April 21, 2017, the Company entered into an amendment to extend the Securitization Program an additional year to April 20, 2018. The amendment allows the Company to continue to borrow up to $200.0 million and due to structural changes to the terms, the borrowing base has fewer limitations.
Borrowings under the Securitization Program for fiscal 2017 had a weighted-average interest rate of 1.47%. Interest expense under the Securitization Program aggregated $3.3 million and $1.0 million for fiscal 2017 and fiscal 2016. The interest rate on the amounts outstanding at September 30, 2017 was 1.24%.
The Credit and Security Agreement contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, and an event of default upon a change of control of the Company. In addition, it contains financial covenants consistent with that of the Credit Agreement. As of September 30, 2017, the Company was in compliance with the Credit and Security Agreement covenants.
Subsequent Events
Amended and Restated Credit Agreement
On October 3, 2017, the Company and certain of its domestic subsidiaries entered into an Amended and Restated Credit and Guaranty Agreement (the "Amended and Restated Credit Agreement") with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders from time to time party thereto. The Amended and Restated Credit Agreement amends and restates the Company's Credit Agreement. The proceeds under the Amended and Restated Credit Agreement of $1.8 billion were used, among other things, to pay off the Term Loan and Revolver outstanding under the Credit Agreement. Borrowings under the Amended and Restated Credit Agreement are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Company's U.S. subsidiaries, with certain exceptions.

The credit facilities (the “Amended and Restated Credit Facilities”) under the Amended and Restated Credit Agreement consist of:

•
A $1.5 billion secured term loan to the Company ("Amended Term Loan") with a stated maturity date of October 3, 2022 (which date may spring to April 15, 2022 upon the occurrence of certain conditions set forth in the Amended and Restated Credit Agreement); and

•
A secured revolving credit facility (the "Amended Revolver") under which the Borrowers may borrow up to $1.5 billion, subject to certain sublimits, with a stated maturity date of October 3, 2022 (which date may spring to April 15, 2022 upon the occurrence of certain conditions set forth in the Amended and Restated Credit Agreement).

At the closing, we borrowed $345 million under the Amended Revolver, which was subsequently repaid during October 2017.

Borrowings under the Amended and Restated Credit Facilities bear interest, at the Company's option and in each case plus an applicable margin as follows:

•
Amended Term Loan: the Base Rate (as defined in the Amended and Restated Credit Agreement), at the Eurocurrency Rate (as defined in the Amended and Restated Credit Agreement), or at the LIBOR Daily Floating Rate (as defined in the Amended and Restated Credit Agreement),

•
Amended Revolver: if funded in U.S. dollars,the Base Rate, Eurocurrency Rate, or LIBOR Daily Floating Rate, and, if funded in an alternative currency, the Eurocurrency Rate; and it requested under the swing line sublimit, the Base Rate.

The applicable margin to the Base Rate, Eurocurrency Rate, or LIBOR Daily Floating Rate is subject to specified changers depending on the total net leverage ratio as defined in the Amended and Restated Credit Agreement. The borrowings of the Amended Term Loan initially bear interest at an annual rate equal to the Eurocurrency Rate (i.e., the LIBOR rate) plus an Applicable Rate equal to 1.50%. The borrowings of the Amended Revolver initially bear interest at a rate equal to the LIBOR Daily Floating Rate plus an Applicable Rate equal to 1.50%. The Company is also required to pay a quarterly commitment fee calculated on the undrawn committed amount available under the Amended Revolver.

The Company is required to make scheduled principal payments under the Amended Term Loan in increasing amounts ranging from $9.375 million per three-month period commencing with the three-month period ending on December 29, 2017 to $37.5 million per three-month period commencing with the three-month period ending on December 23, 2021. The remaining balance of the Amended Term Loan and any amounts outstanding under the Amended Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the Amended and Restated Credit Agreement, the Company is required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances and insurance recoveries (subject to certain reinvestment rights). These mandatory prepayments are required to be applied by the Company, first, to the Amended Term Loan, second, to any outstanding amount under any Swing Line Loans (as defined in the Amended and Restated Credit Agreement), third, to the Amended Revolver, fourth to prepay any outstanding reimbursement obligations with respect to Letters of Credit (as defined in the Amended and Restated Credit Agreement) and fifth, to cash collateralize any Letters of Credit. Subject to certain limitations, the Company may voluntarily prepay any of the Amended and Restated Credit Facilities without premium or penalty.

The Amended and Restated Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the Company, subject to negotiated exceptions, to incur additional indebtedness and grant additional liens on its assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Amended and Restated Credit Agreement requires the Borrowers to maintain certain financial ratios. The Amended and Restated Credit Agreement also contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults and an event of default upon a change of control of the Company.

2025 Senior Notes

On October 10, 2017, the Company completed a private placement of $350 million aggregate principal amount of its 4.375% Senior Notes due 2025 (the “2025 Notes”) at an offering price of 100% of the aggregate principal amount of the 2025 Notes. The 2025 Notes were not registered under the Securities Act, or any state securities laws, and were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States in accordance with Regulation S under the Securities Act. The 2025 Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries of Hologic (the “ 2025 Domestic Guarantors”).

The 2025 Notes were issued pursuant to an indenture (the “2025 Indenture”), dated as of October 10, 2017, among the Company, the 2025 Domestic Guarantors and Wells Fargo Bank, National Association, as trustee. The 2025 Notes mature on October 15, 2025 and bear interest at the rate of 4.375% per year, payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2018. The 2025 Indenture contains covenants which limit, among other things, the ability of the Company and the Guarantors to create liens and engage in certain sale and leaseback transactions. These covenants are subject to a number exceptions and qualifications.

The Company may redeem the 2025 Notes at any time prior to October 15, 2020 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the Indenture. The Company may also redeem up to 35% of the aggregate principal amount of the 2025 Notes with the net cash proceeds of certain equity offerings at any time and from time to time before October 15, 2020, at a redemption price equal to 104.375% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. The Company also has the option to redeem the 2025 Notes on or after: October 15, 2020 through October 14, 2021 at 102.188% of par; October 15, 2021 through October 14, 2022 at 101.094% of par; and October 15, 2022 and thereafter at 100% of par. In addition, if the Company undergoes a change of control coupled with a decline in ratings, as provided in the 2025 Indenture, the Company will be required to make an offer to purchase each holder’s 2025 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

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

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following:

		Fair Value Measurements at September 30, 2017
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$0.1	$0.1	$—	$—
Interest rate caps - derivative	4.8	—	4.8	—
Forward foreign currency contracts	0.4	—	0.4	—
Total	$5.3	$0.1	$5.2	$—
Liabilities:
Deferred compensation liabilities	$43.2	$43.2	$—	$—
Forward foreign currency contracts	4.0	—	4.0	—
Total	$47.2	$43.2	$4.0	$—

		Fair Value Measurements at September 24, 2016
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$1.0	$1.0	$—	$—
Interest rate caps - derivative	1.4	—	1.4	—
Forward foreign currency contracts	0.2	—	0.2	—
Total	$2.6	$1.0	$1.6	$—
Liabilities:
Deferred compensation liabilities	$37.0	$37.0	$—	$—
Forward foreign currency contracts	1.3	—	1.3	—
Total	$38.3	$37.0	$1.3	$—
There were no Level 3 assets or liabilities outstanding during fiscal 2017, 2016 and 2015.
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of cost-method equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill. There were no impairments to assets measured using level 3 inputs in fiscal 2017, 2016 and 2015. Refer to Note 4 for disclosure of the nonrecurring fair value measurement related to the debt extinguishment losses recorded in fiscal 2017, 2016 and 2015.
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

Amounts outstanding under the Company’s Credit Agreement and Securitization Program of $1.67 billion and $200.0 million aggregate principal, respectively, as of September 30, 2017 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2022 Senior Notes had a fair value of approximately $1.05 billion and $1.06 billion as of September 30, 2017 and September 24, 2016, respectively, based on their trading price, representing a Level 1 measurement. The fair value of the Company’s Convertible Notes is based on the trading prices of the respective notes and represents a Level 1 measurement. Refer to Note 4 for the carrying amounts of the various components of the Company’s debt.
The estimated fair values of the Company’s Convertible Notes at September 30, 2017 and September 24, 2016 are as follows:

	2017	2016
2010 Notes	—	20.2
2012 Notes	297.3	481.9
2013 Notes	244.4	458.8
	$541.7	$960.9

7. Income Taxes
The Company’s income before income taxes consisted of the following:

	Years ended
	September 30, 2017	September 24, 2016	September 26, 2015
Domestic	$1,105.8	$310.7	$158.3
Foreign	124.7	104.6	18.9
	$1,230.5	$415.3	$177.2

The provision for income taxes contained the following components:

	Years ended
	September 30, 2017	September 24, 2016	September 26, 2015
Federal:
Current	$701.1	$209.0	$185.2
Deferred	(276.9)	(122.7)	(137.0)
	424.2	86.3	48.2
State:
Current	53.1	16.6	3.5
Deferred	(15.9)	(22.7)	(11.0)
	37.2	(6.1)	(7.5)
Foreign:
Current	13.9	14.7	5.7
Deferred	(0.3)	(10.4)	(0.8)
	13.6	4.3	4.9
	$475.0	$84.5	$45.6
The income tax provision differed from the tax provision computed at the U.S. federal statutory rate due to the following:

	Years ended
	September 30, 2017	September 24, 2016	September 26, 2015
Income tax provision at federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
Domestic production activities deduction	(1.7)	(5.0)	(10.1)
State income taxes, net of federal benefit	2.3	2.0	1.2
Non-deductible goodwill	9.2	—	—
Tax credits	(0.8)	(3.2)	(3.8)
Unrecognized tax benefits	(1.4)	2.4	(1.8)
Cumulative translation adjustment write-off	—	—	1.9
Compensation	(0.5)	0.1	1.9
Foreign rate differential	(2.6)	(6.1)	(1.6)
Change in deferred tax rate	0.2	(1.8)	—
Change in valuation allowance	(1.5)	(3.4)	1.0
Other	0.4	0.3	2.1
	38.6%	20.3%	25.8%
The Company's effective tax rate in fiscal 2017 was higher than the statutory rate primarily due to non-deductible goodwill related to the sale of the Blood Screening business, partially offset by the release of valuation allowances for capital losses utilized against the capital gain generated on the sale of the Blood Screening business, earnings in jurisdictions subject to lower tax rates, the domestic production activities deduction benefit, the release of uncertain tax positions due to statutes of limitations expirations and audit settlements, stock compensation benefits, and federal and state tax credits.
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
The Company’s significant deferred tax assets and liabilities were as follows:

	September 30, 2017	September 24, 2016
Deferred tax assets
Net operating loss carryforwards	$50.1	$40.0
Capital losses	7.1	19.1
Non-deductible accruals	50.6	21.1
Non-deductible reserves	30.0	31.1
Stock-based compensation	39.3	34.8
Research and other credits	13.6	10.7
Nonqualified deferred compensation plan	16.4	14.1
Other temporary differences	16.5	9.2
	223.6	180.1
Less: valuation allowance	(28.2)	(46.2)
	$195.4	$133.9
Deferred tax liabilities
Depreciation and amortization	$(1,071.5)	$(1,030.8)
Debt discounts and deferrals	(88.4)	(76.4)
	$(1,159.9)	$(1,107.2)
	$(964.5)	$(973.3)

Under ASC 740, the Company can only recognize a deferred tax asset for the future benefit to the extent that it is “more likely than not” that these assets will be realized. After considering all available positive and negative evidence, the Company established a valuation allowance against specifically identified deferred tax assets because it is more-likely-than-not that these assets will not be realized. In making this determination, the Company considered numerous factors including historical profitability, estimated future taxable income and the character of such income. The valuation allowance decreased $18.0 million in fiscal 2017 from fiscal 2016 primarily due to capital loss utilization against the capital gain generated on the sale of the Blood Screening business.
At September 30, 2017, the Company had $64.3 million, $91.4 million and $36.5 million in gross federal, state, and foreign net operating losses, respectively, and $5.2 million, $10.3 million and $5.8 million in federal, state, and foreign credit carryforwards, respectively. These losses and credits expire between 2018 and 2037, except for $33.7 million in losses and $2.2 million in credits that have unlimited carryforward periods. The federal, state, and foreign net operating losses exclude $4.5 million, $117.9 million and $45.4 million, respectively, in net operating losses, that the Company expects will expire unutilized.
At September 30, 2017, the Company had $90.3 million in gross unrecognized tax benefits excluding interest, of which $70.3 million, if recognized, would reduce the Company's effective tax rate. At September 24, 2016, the Company had $163.6 million in gross unrecognized tax benefits excluding interest, of which $76.9 million, if recognized, would have reduced the Company's effective tax rate. The gross unrecognized tax benefits decreased by $73.3 million from fiscal 2016, of which $64.0 million was a balance sheet reclassification resulting from the effective settlement in fiscal 2017 of uncertain tax positions related to the convertible debt exchange that occurred in fiscal 2013 and $9.3 million was the net benefit recorded to the income tax provision primarily from audit settlements and expiring statutes of limitations partially offset by current year tax positions. In the next twelve months it is reasonably possible that the Company will reduce its gross unrecognized tax benefits by up to $2.0 million due to expiring statutes of limitations.

The Company’s unrecognized income tax benefits activity for fiscal 2017 and 2016 was as follows:

	2017	2016
Balance at beginning of fiscal year	$163.6	$154.7
Tax positions related to current year:
Additions	21.8	23.9
Reductions	—	—
Tax positions related to prior years:
Additions related to change in estimate	1.1	1.1
Reductions	(77.3)	(6.9)
Payments	(1.6)	(6.0)
Lapses in statutes of limitations	(19.9)	(3.2)
Acquired tax positions:
Additions related to reserves acquired from acquisitions	2.6	—
Balance as of the end of the fiscal year	$90.3	$163.6
The Company’s policy is to include accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, in income tax expense. As of September 30, 2017 and September 24, 2016, gross accrued interest was $5.3 million and $13.1 million, respectively. At September 30, 2017, no significant penalties have been accrued.
The Company and its subsidiaries are subject to various federal, state, and foreign income taxes. The Company’s U.S. Federal income tax returns are generally no longer subject to examination prior to tax year 2014. During fiscal 2017, the Internal Revenue Service ("IRS") completed its audit for fiscal years 2013 and 2014. The Company made a cash payment of $1.7 million and recorded an income tax benefit of $10.9 million, including interest, related to the reversal of unrecognized tax benefits. State income tax returns are generally no longer subject to examination prior to fiscal year 2013. The Company is undergoing tax examinations in California (fiscal years 2011-2013), Massachusetts (fiscal years 2012-2013), and New York (fiscal years 2013-2015).
The Company intends to reinvest, indefinitely, $309.5 million in unremitted foreign earnings. It is not practicable to estimate the additional taxes that may be payable upon repatriation.
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
In fiscal 2017, based on developments in an ongoing state tax audit, the Company determined that it was probable it had incurred a loss related to a non-income tax issue. The Company estimated the most likely amount of loss to be $35.6 million for all open years and recorded this charge to general and administrative expenses in fiscal 2017. While the Company believes its estimate is reasonable and appropriate, this matter is still ongoing and additional charges could be recorded in the future.
During fiscal 2017, the Internal Revenue Service approved and paid refund claims submitted in connection with Medical Device Excise Tax filings for the January 1, 2013 through December 31, 2015 periods. As a result, the Company recorded a $12.4 million gain in fiscal 2017 within general and administrative expenses.

8. Stockholders' Equity and Stock-Based Compensation
Stock Repurchase Program
On November 11, 2013, the Company announced that its Board of Directors authorized the repurchase of up to $250 million of the Company’s outstanding common stock over a three-year period. During fiscal 2016, the Company repurchased 7.3 million shares of its common stock for total consideration of $250.0 million. This share repurchase authorization was fully utilized.
On June 21, 2016, the Company's Board of Directors authorized the repurchase of up to an additional $500.0 million of the Company's outstanding common stock over the next five years. There were no repurchases of common stock made under this authorization during fiscal 2016. During fiscal 2017, the Company repurchased 5.3 million shares of its common stock for total consideration of $200.1 million.
Stock-Based Compensation
Equity Compensation Plans
The Company has one share-based compensation plan pursuant to which awards are currently being issued—the 2008 amended and restated Equity Incentive Plan (“2008 Equity Plan”). The purpose of the 2008 Equity Plan is to provide stock options, restricted stock units and other equity interests in the Company to employees, officers, directors, consultants and advisors of the Company and any other person who is determined by the Board of Directors to have made (or is expected to make) contributions to the Company. The 2008 Equity Plan is administered by the Board of Directors of the Company, and a total of 31.5 million shares were reserved for issuance under this plan. As of September 30, 2017, the Company had 6.8 million shares available for future grant under the 2008 Equity Plan.
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Operations in fiscal 2017, 2016 and 2015:

	2017	2016	2015
Cost of revenues	$10.7	$10.5	$8.7
Research and development	11.2	10.8	8.6
Selling and marketing	11.9	10.9	8.8
General and administrative	34.4	32.8	29.1
Restructuring and divestiture	—	0.4	4.1
	$68.2	$65.4	$59.3
Grant-Date Fair Value
The Company uses a binomial model to determine the fair value of its stock options. The Company considers a number of factors to determine the fair value of options including the assistance of an outside valuation adviser. Information pertaining to stock options granted during fiscal 2017, 2016 and 2015 and related assumptions are noted in the following table:

	Years ended
	September 30, 2017	September 24, 2016	September 26, 2015
Options granted (in millions)	1.0	1.1	1.3
Weighted-average exercise price	$38.07	$39.32	$27.68
Weighted-average grant date fair value	$12.33	$12.91	$9.95
Assumptions:
Risk-free interest rates	1.8%	1.6%	1.7%
Expected life (in years)	4.7	4.7	5.3
Expected volatility	36.6%	37.8%	38.6%
Dividend yield	—	—	—
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
In connection with appointing Stephen P. MacMillan as its new President and Chief Executive Officer in December 2013, the Company granted approximately 0.1 million market stock units ("MSUs"). The MSUs vest in three separate tranches in an amount of 1/3rd of the total amount of the award based on the Company’s stock price meeting certain defined average stock prices for 30 consecutive trading days. These MSUs were valued at an average of $18.65 per share using the Monte Carlo simulation model and each tranche had its own derived service period. The Company recognized compensation expense under the accelerated method as prescribed by ASC 718 in fiscal 2014 through a portion of fiscal 2015, and all tranches vested due to the defined average stock prices being met for the required period. In addition, per the terms of his employment agreement, the Company granted 0.2 million restricted stock units ("RSUs") to match Mr. MacMillan’s purchase of 0.2 million shares of the Company’s common stock on the open market in the second quarter of fiscal 2014. The RSUs cliff vest three years from the date of grant, and the Company accounted for this grant as a liability award pursuant to ASC 718 because this RSU award contained an additional vesting condition (the requirement that Mr. MacMillan retain the matching shares during the vesting period) that was not service, performance or market based. As such, this award was marked-to-market at each reporting period and vested during fiscal 2017 at which time the liability of $7.8 million was reclassified to additional paid-in-capital.
Stock-Based Compensation Expense Attribution
The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options and RSUs. The vesting term of stock options is generally four or five years with annual vesting of 25% and 20% per year, respectively, on the anniversary of the grant date, and RSUs generally vest over three or four years with annual vesting at 33% and 25% per year, respectively, on the anniversary of the grant date. Effective in the fourth quarter of fiscal 2016, the Company implemented a retirement provision providing for the continued vesting of equity awards granted after November 6, 2015 once an employee meets certain age and years of service criteria and retires from the Company. This provision from an accounting perspective may result in a shorter requisite service period for certain employees, resulting in accelerated stock-based compensation expense. Since this provision affected previously granted awards, it was accounted for as a modification and the Company recognized an additional $4.0 million of expense in the fourth quarter of fiscal 2016.
The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 7.0% as of September 30, 2017 depending on the specific employee group. This analysis is re-evaluated annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.
Stock-based compensation expense related to stock options was $12.2 million, $10.9 million, and $12.2 million in fiscal 2017, 2016 and 2015, respectively. Stock compensation expense related to stock units, including RSUs, performance stock units ("PSUs") and MSUs, was $51.6 million, $50.5 million, and $43.7 million in fiscal 2017, 2016 and 2015, respectively. The related tax benefit recorded in the Consolidated Statements of Income was $22.6 million, $23.1 million and $17.7 million in fiscal 2017, 2016 and 2015, respectively. Included within stock-based compensation expense in fiscal 2016 and 2015 is $0.4 million and $4.1 million, respectively, related to modification accounting, the acceleration of vesting of certain retention RSUs provided under their original terms upon termination, and the acceleration of vesting for certain options assumed in the Gen-Probe acquisition related to employees who were terminated in connection with the Company’s restructuring action to consolidate its Diagnostics operations. The original terms of the stock options assumed in the Gen-Probe acquisition provided for acceleration upon a change-in-control and termination within 18 months of the change-in-control. At September 30, 2017, there was $21.0 million and $54.6 million of unrecognized compensation expense related to stock options and RSUs, respectively, to be recognized over a weighted average period of 2.5 years and 1.8 years, respectively.
Share Based Payment Activity
The following table summarizes all stock option activity under the Company’s stock option plans for the year ended September 30, 2017:

	Number of Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at September 24, 2016	6.1	$25.37	4.9	$80.1
Granted	1.0	38.07
Canceled/ forfeited	(0.2)	30.59
Exercised	(1.4)	23.25		$25.9
Options outstanding at September 30, 2017	5.5	$28.15	5.4	$50.3
Options exercisable at September 30, 2017	2.6	$23.31	3.6	$34.8
Options vested and expected to vest at September 30, 2017 (1)	5.4	$28.09	5.5	$50.0

(1)
This represents the number of vested stock options as of September 30, 2017 plus the unvested outstanding options at September 30, 2017 expected to vest in the future, adjusted for estimated forfeitures.

During fiscal 2016 and 2015, the total intrinsic value of options exercised (i.e., the difference between the market price on the date of exercise and the price paid by the employee to exercise the options) was $21.6 million and $42.0 million, respectively.
A summary of the Company’s RSU activity during the year ended September 30, 2017 is presented below:

Non-vested Shares	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested at September 24, 2016	2.8	$29.40
Granted	1.0	38.03
Vested	(1.2)	27.43
Forfeited	(0.3)	32.21
Non-vested at September 30, 2017	2.3	$34.06
The number of RSUs vested includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. The Company pays the minimum statutory tax withholding requirement on behalf of its employees. During fiscal 2017, 2016 and 2015 the total fair value of RSUs vested was $38.5 million, $28.4 million and $27.2 million, respectively.
The Company also granted 0.2 million and 0.2 million and 0.3 million PSUs during fiscal 2017, 2016, and 2015, respectively, to members of the Company's senior management team, which have a weighted-average grant date fair value of $38.84 and $39.72,and 26.58, respectively. Each recipient of the PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three year performance period provided the Company’s defined Return on Invested Capital metrics are achieved. These awards cliff-vest three years from the date of grant, and the Company is recognizing compensation expense ratably over the required service period based on its estimate of the number of shares will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million MSUs during fiscal 2017 to its senior management team. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three year performance period based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $48.98 per share using the Monte Carlo simulation model. These awards cliff-vest three years from the date of grant, and the Company is recognizing compensation expense for the MSUs ratably over the service period.
Employee Stock Purchase Plan
In March 2012, the Company’s stockholders approved the Hologic, Inc. 2012 Employee Stock Purchase Plan (“2012 ESPP”), which provides for the granting of up to 2.5 million shares of the Company’s common stock to eligible employees. The 2012 ESPP plan period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lower of (i) the market value per share of the common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Stock-based compensation expense in fiscal 2017, 2016 and 2015 was $4.4 million, $4.0 million and $3.4 million, respectively.
The Company uses the Black-Scholes model to estimate the fair value of shares to be issued as of the grant date using the following weighted average assumptions:

	September 30, 2017	September 24, 2016	September 26, 2015
Assumptions:
Risk-free interest rates	0.72%	0.34%	0.10%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	24.9%	27.2%	27.4%
Dividend yield	—	—	—

9. Profit Sharing 401(k) Plan
The Company has a qualified profit sharing plan covering substantially all of its employees. The Company made contributions of $20.2 million, $16.2 million and $14.4 million for fiscal 2017, 2016 and 2015, respectively.

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
Annually, the Compensation Committee of the Board of Directors has approved a discretionary cash contribution to the DCP for each year. Discretionary contributions by the Company to the DCP are held in a Rabbi Trust. The Company is recording compensation expense for the DCP discretionary contributions ratably over the three-year vesting period of each annual contribution, unless the participant meets the plan retirement provision of reaching a certain age and years of service criteria in which case the expense is accelerated to match the required service period to receive such benefit. Under the DCP, the Company recorded compensation expense related to Company contributions of $3.4 million, $3.1 million and $1.8 million in fiscal 2017, 2016 and 2015, respectively. The full amount of the discretionary contribution, net of forfeitures, along with employee deferrals is recorded within accrued expenses and totaled $43.2 million and $37.0 million at September 30, 2017 and September 24, 2016, respectively.
The Company has purchased Company-owned group life insurance contracts, in which both voluntary and discretionary Company DCP contributions are invested, to partially fund payment of the Company’s obligation to the DCP participants. The total amount invested at September 30, 2017 and September 24, 2016 was $41.0 million and $36.0 million, respectively. The values of these life insurance contracts are recorded in other long-term assets. Changes in the cash surrender value of life insurance contracts, which were not significant in fiscal 2017, 2016 and 2015, are recorded within other income (expense), net.
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

11. Commitments and Contingencies
Finance Lease Obligations
The Company has two non-cancelable lease agreements for buildings that are primarily used for manufacturing. The Company was responsible for a significant portion of the construction costs, and in accordance with ASC 840, Leases, Subsection 40-15-5, the Company was deemed to be the owner of the respective buildings during the construction period. At the completion of the construction period, the Company reviewed the lease for potential sale-leaseback treatment in accordance with ASC 840, Subsection 40, Sale-Leaseback Transactions. Based on its analysis, the Company determined that the lease did not qualify for sale-leaseback treatment. Therefore, the building, leasehold improvements and associated liabilities remain on the Company’s financial statements throughout the lease term, and the building and leasehold improvements are being depreciated on a straight line basis over their estimated useful lives of 35 years. The Company recorded the fair market value of the buildings and land aggregating $28.3 million within property and equipment on its Consolidated Balance Sheets. Depreciation expense related to the buildings and land is recorded within depreciation in the Company's Consolidated Statements of Cash Flows. During fiscal 2016, the Company executed an amendment to one of the leases extending the term to 2024, and a renewal option was removed. There were no other significant provisions to the terms of the lease agreement. At September 30, 2017, the Company has recorded $3.2 million in accrued expenses and $34.1 million in other long-term liabilities related to these obligations. The current term of the leases is for a period of approximately 10 and 8 years, respectively, with the option to extend for one lease for two consecutive 5-year terms and the other for one 5-year term.

Future minimum lease payments, including principal and interest, under these leases were as follows at September 30, 2017:

Fiscal 2018	$2.9
Fiscal 2019	1.2
Fiscal 2020	1.2
Fiscal 2021	1.2
Fiscal 2022	1.2
Thereafter	1.7
Total minimum payments	9.4
Less-amount representing interest	(3.0)
Total	$6.4

As a result of the Cynosure acquisition, the Company has capital leases the for the buildings at its primary U.S. operating facility and certain equipment and vehicles with payments due through May 2028. Future minimum lease payments, including principal and interest, under these leases were as follows at September 30, 2017:

Fiscal 2018	$2.8
Fiscal 2019	2.8
Fiscal 2020	2.8
Fiscal 2021	2.9
Fiscal 2022	3.0
Thereafter	17.3
Total minimum lease payments	$31.6
Less-amount representing interest	(7.3)
Present value of obligations under capital lease	$24.3
Current portion of capital lease obligations	1.6
Capital lease obligations, net of current portion	$22.7

Non-cancelable Purchase and Royalty Commitments
The Company has certain non-cancelable purchase obligations primarily related to inventory purchases and diagnostics instruments, primarily Panther systems, and to a lesser extent other operating expense commitments. These obligations are not recorded in the Consolidated Balance Sheets. For reasons of quality assurance, sole source availability or cost effectiveness, certain key components and raw materials and instruments are available only from a sole supplier and the Company has certain long-term supply contracts to assure continuity of supply. At September 30, 2017, purchase commitments are as follows:

Fiscal 2018	$56.4
Fiscal 2019	4.7
Fiscal 2020	1.1
Fiscal 2021	1.1
Fiscal 2022	1.1
Total	$64.4

Concentration of Suppliers
The Company purchases certain components of its products from a single or small number of suppliers. A change in or loss of these suppliers could cause a delay in filling customer orders and a possible loss of sales, which could adversely affect results of operations; however, management believes that suitable replacement suppliers could be obtained in such an event.

Operating Leases
The Company conducts its operations in leased facilities under operating lease agreements that expire through fiscal 2035. Substantially all of the Company’s lease agreements require the Company to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. The Company makes customary representations and warranties and agrees to certain financial covenants and indemnities. In the event the Company defaults on a lease, typically the landlord may terminate the lease, accelerate payments and collect liquidated damages. As of September 30, 2017, the Company was not in default of any covenants contained in its lease agreements. Certain of the Company’s lease agreements provide for renewal options. Such renewal options are at rates similar to the current rates under the agreements.
Future minimum lease payments under all of the Company’s operating leases at September 30, 2017 are as follows:

Fiscal 2018	$20.9
Fiscal 2019	18.0
Fiscal 2020	15.2
Fiscal 2021	12.5
Fiscal 2022	11.4
Thereafter	27.0
Total	$105.0
Rent expense, net of sublease income from these locations, was $19.3 million, $17.9 million, and $19.2 million for fiscal 2017, 2016 and 2015, respectively.
The Company subleases a portion of a building it owns and some of its rented facilities and has received aggregate rental income of $2.3 million, $2.4 million and $2.0 million in fiscal 2017, 2016 and 2015, respectively, which has been recorded as an offset to rent expense. The future minimum annual rental income payments under these sublease agreements at September 30, 2017 are as follows:

Fiscal 2018	$2.3
Fiscal 2019	2.3
Fiscal 2020	1.5
Fiscal 2021	0.4
Fiscal 2022	0.4
Thereafter	0.7
Total	$7.6

12. Litigation and Related Matters

On June 9, 2010, Smith & Nephew, Inc. ("Smith & Nephew") filed suit against Interlace Medical, Inc. ("Interlace"), which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. The complaint alleged that the Interlace MyoSure hysteroscopic tissue removal device infringed U.S. patent 7,226,459 (the '459 patent). On November 22, 2011, Smith & Nephew filed suit against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that use of the MyoSure tissue removal system infringed U.S. patent 8,061,359 (the '359 patent). Both complaints sought preliminary and permanent injunctive relief and unspecified damages. On September 4, 2012, following a two week trial, the jury returned a verdict of infringement of both the '459 and '359 patents and assessed damages of $4.0 million. A two-day bench trial regarding the Company’s assertion of inequitable conduct on the part of Smith & Nephew with regard to the '359 patent began on December 10, 2012 and oral arguments on the issue of inequitable conduct were presented on February 27, 2013. On June 27, 2013, the Court denied the Company’s motions related to inequitable conduct and allowed Smith & Nephew’s request for injunction, but ordered that enforcement of the injunction be stayed until final resolution, including appeal, of the current re-examinations of both patents at the United States Patent and Trademark Office (“USPTO”). The Court also rejected the jury’s damage award and ordered the parties to identify a mechanism for resolving the damages issue. The USPTO issued final decisions that the claims of the '459 and the '359 patents asserted as part of the litigation are not patentable, which decisions Smith & Nephew appealed to the U.S. Patent Trial and Appeal Board. In 2016, the U.S. Patent Trial and Appeal Board (i) affirmed the USPTO decision with respect to the '459 patent, holding that the claims at issue are invalid, and (ii) reversed the USPTO decision with respect to the '359 patent, holding that the claims at issue are not invalid. The Company and Smith & Nephew have appealed the decisions by the Patent Trial and Appeal Board on the '359 patent and the '459 patent, respectively, to the U.S. Court of Appeals for the Federal Circuit. Briefing on both appeals was completed on June 7, 2017. Oral argument on the ‘459 patent took place on October 4, 2017, and oral argument on the ‘359 patent is scheduled for December 7, 2017. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On April 11, 2017, Minerva Surgical, Inc. (“Minerva”) filed suit against the Company and Cytyc Surgical Products, LLC (“Cytyc”) in the United States District Court for the Northern District of California alleging that the Company’s and Cytyc’s NovaSure ADVANCED endometrial ablation device infringes Minerva’s U.S. patent 9,186,208. Minerva is seeking a preliminary and permanent injunction against the Company and Cytyc from selling this NovaSure device as well as enhanced damages and interest, including lost profits, price erosion and/or royalty. A hearing on Minerva’s motion is scheduled for December 14, 2017. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

In January 2012, Enzo Life Sciences, Inc. ("Enzo") filed suit against the Company's subsidiary, Gen-Probe Incorporated ("Gen-Probe"), in the United States District Court for the District of Delaware, alleging that certain of Gen-Probe’s diagnostics products, including products that incorporate Gen-Probe’s hybridization protection assay technology (HPA), which include the Aptima line of products, infringe Enzo’s U.S. patent 6,992,180 (the '180 patent). On March 6, 2012, Enzo filed suit against the Company in the United States District Court for the District of Delaware, alleging that products based on the Company's Invader chemistry platform, such as Cervista HPV HR and Cervista HPV 16/18, infringe the '180 patent. On July 16, 2012, Enzo amended its complaint to include additional products that include HPA or TaqMan reagent chemistry, including the Progensa, AccuProbe and Prodesse product lines. The Company counter-claimed for non-infringement, invalidity and unenforceability of the '180 patent. On September 30, 2013, Enzo filed its infringement contentions which added products including "Torch" probes (e.g., MilliPROBE Real-Time Detection System for Mycoplasma), PACE and certain Procleix assays. Both complaints seek preliminary and permanent injunctive relief and unspecified damages. Enzo asserted the '180 patent claims against six other companies, three of which have settled with Enzo. Summary judgment and Daubert motions were filed by the parties on December 15, 2016. A hearing on the summary judgment motions was held on April 4, 2017, and on June 28, 2017, the Court ruled that the '180 patent is invalid for nonenablement. Final judgment was entered in the case on July 19, 2017, and on August 18, 2017, Enzo filed a notice of appeal with the Court of Appeals for the Federal Circuit. Enzo’s initial brief in support of its appeal is due on November 28, 2017. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On March 27, 2015, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware. The complaint alleges that certain additional Company molecular diagnostic products, including, inter alia, the Procleix Parvo/HAV assays and coagulation products, including the Invader Factor II test and the Invader Factor V test, also infringe the '180 patent. The complaint further alleged that certain of the Company’s molecular diagnostic products, including the Company’s Progensa PCA3, Aptima and Procleix products using target capture technology infringe Enzo’s U. S. Patent 7,064,197 (the '197 patent). On June 11, 2015, this matter was stayed, and remains stayed, pending the resolution of summary judgment motions in other related suits involving the '197 patent. On March 30, 2016, Hologic filed two requests for inter partes review of the ‘197 patent at the USPTO. The USPTO instituted the two inter partes reviews on all challenged claims on October 4, 2016. Combined oral arguments for the two inter partes reviews were held on June 1, 2017. On September 28 and October 2, 2017, the PTAB issued final written decisions in the two inter partes reviews finding that all of the challenged claims of the’197 patent are unpatentable. Enzo will have an opportunity to appeal the decisions of the USPTO to the United States Court of Appeals for the Federal Circuit. At this time, based on available information regarding this litigation and the related inter partes reviews, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On October 3, 2016, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware. The complaint alleges that all of the Company's Progensa PCA3, Aptima and Procleix products infringe U.S. Patent 6,221,581 (the '581 patent). On November 28, 2016, the Company filed an answer and counterclaims of non-infringement, invalidity and unenforceability. On June 30, 2017, Hologic filed its initial invalidity contentions, which provide support for finding that the asserted claims of the '581 patent are invalid based on anticipation, obviousness, lack of adequate written description and enablement, and indefiniteness. On August 31, 2017, the Company and Enzo filed supplemental invalidity charts and supplemental infringement charts, respectively. On October 4, 2017, the Company filed for inter partes review of the ‘581 patent with the USPTO based on Enzo’s asserted claims. A decision on whether to institute inter partes review is expected in April 2018. At this time, based on available information regarding this litigation and the related request for inter partes review, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On February 3, 2017, bioMérieux, S.A. and bioMérieux, Inc. (collectively “bioMérieux”) filed suit against the Company in the United States District Court for the Middle District of North Carolina. The complaint alleges that the Company’s Aptima HIV-1 RNA Qualitative assay and Aptima HIV-1 Quant Dx assay, as well as products manufactured by the Company and sold to Grifols, S.A. and Grifols Diagnostic Solutions Inc. (“Grifols USA”) for resale under the names Procleix HIV-1/HCV assay, Procleix Ultrio assay, and Procleix Ultrio Plus assay, infringe U.S. Patent Nos. 8,697,352 and 9,074,262. On April 3, 2017, the Company and Grifols USA filed a motion to dismiss asking the Court to dismiss the complaint in its entirety for bioMérieux’s failure to state a claim upon which relief can be granted. On June 9, 2017, Hologic and Grifols USA filed a supplemental motion to dismiss for improper venue. bioMérieux filed a response to the venue motion on June 30, 2017, and Hologic and Grifols USA responded by filing a brief in further support of their motion to dismiss for improper venue on July 14, 2017. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or range of estimates, of potential losses.

On July 27, 2016, plaintiff ARcare, Inc., individually and as putative representative of a purported nationwide class, filed a complaint against Cynosure. The plaintiff alleges that Cynosure violated the Telephone Consumer Protection Act by: (i) sending fax advertisements that did not comply with statutory and Federal Communications Commission requirements that senders provide recipients with certain information about how to opt out from receiving faxed advertisements in the future; and (ii) sending unsolicited fax advertisements. The complaint sought damages, declaratory and injunctive relief, and attorneys’ fees on behalf of a purported class of all recipients of purported fax advertisements that the plaintiff alleges did not receive an adequate opt-out notice. On September 30, 2016, Cynosure answered the complaint and denied liability. On September 7, 2016, the plaintiff sent a demand letter seeking a class settlement for statutory damages under Massachusetts General Laws, Chapter 93A § 9 (“Chapter 93A”). On October 7, 2016, Cynosure responded denying any liability under Chapter 93A, but offering the plaintiff statutory damages of $25 on an individual basis.  In March 2017, Cynosure and ARcare entered into a settlement agreement, subject to court approval, which requires Cynosure to pay settlement compensation of $8.5 million notwithstanding the number of claims filed. If approved, Cynosure would receive a full release from the settlement class concerning the conduct alleged in the complaint. A preliminary approval hearing was held on November 6, 2017. As a result of the settlement agreement, Cynosure recorded a charge of $9.2 million, in the period ended December 31, 2016, which was accrued on the Company's balance sheet as of September 30, 2017.

On March 17, 2017, prior to the consummation of Hologic’s acquisition of Cynosure, Hologic received a written demand for appraisal from BlueMountain Capital Management LLC and its affiliates with respect to 1,200,000 shares of Cynosure (value of $79.2 million at $66.00 per share). On April 17, 2017, the shareholders filed a Petition for Appraisal of Stock in the Court of Chancery of the State of Delaware requesting appraisal and payment of the fair value of their shares. The Company filed a response on May 5, 2017. On August 30, 2017, the shareholders withdrew their Petition, and the matter is fully resolved.

On March 17, 2017, a purported shareholder of Cynosure, Michael Guido, filed an action against Cynosure in the Court of Chancery of the State of Delaware pursuant to Section 220 of the Delaware General Corporation Law seeking the production of certain books and records, including books and records related to the acquisition of Cynosure by Hologic. The action follows Cynosure’s rejection of Mr. Guido’s demand for these books and records on the ground that he had not met the requirements of the statute. In addition to books and records, the complaint seeks reasonable attorneys’ fees. The Company filed an answer to the complaint on April 10, 2017. On June 29, 2017, the parties agreed to stay all proceedings in the action and to suspend all the current deadlines in an attempt to resolve the matter. Hologic has since provided certain board minutes and materials to plaintiff's counsel on a Rule 408 "settlement purposes only" basis, and plaintiff's counsel is evaluating whether or not they intend to continue to pursue the action. At this time, based on available information regarding this matter, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or range of estimates, of potential losses.

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

13. Disposition

Blood Screening Business

On December 14, 2016, the Company entered into a definitive agreement to sell the assets of its blood screening business to its long-time commercial partner, Grifols for a sales price of $1.85 billion in cash, subject to adjustment based on an estimated closing amount of inventory. The divestiture was completed on January 31, 2017, and the Company received $1.865 billion. The sale resulted in a gain of $899.7 million recorded in the second quarter of fiscal 2017 within operations in the Consolidated Statements of Income. As a result of this disposition and proceeds received, the Company recorded a tax obligation of $649.5 million, which was paid during fiscal 2017. Upon the closing of the transaction, the Company's existing collaboration agreement with Grifols terminated, and a new collaboration agreement was executed as part of this transaction pursuant to which the Company provides certain research and development services to Grifols. In addition, the Company agreed to provide transition services to Grifols over the next two to three years depending on the nature of the respective service, including the manufacture of inventory. The Company has also agreed to sell Panther instrumentation and certain supplies to Grifols as part of a long term supply agreement. In determining the accounting for the multiple elements of the overall arrangement, the Company allocated $13.1 million of the proceeds to these elements based on their estimated fair values.

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
Income from operations of the disposed business presented below represents the pretax profit of the business as it was operated prior to the date of disposition. The operating expenses include only those that were incurred directly by and were retained by the disposed business and are now incurred by Grifols. As noted above, the Company is performing a number of transition services and the financial impact from these services are not included in the amounts presented below and the Company is in effect serving as a contract manufacturer of assays for Grifols for a two to three year period. Income from operations of the disposed business for the years periods ended September 30, 2017 and September 24, 2016 was as follows:

	Twelve Months Ended
	September 30, 2017	September 24, 2016
Income from operations	$45.8	$99.1
Under the long term supply agreement and transition services agreement to manufacture assays, subsequent to disposing the blood screening business, the Company recognized $44.0 million of revenue in fiscal 2017.
Prior Collaboration Agreement with Grifols
Under its prior collaboration agreement with Grifols, the Company manufactured blood screening products, while Grifols was responsible for marketing, sales and service of those products, which Grifols sold under its trademarks. The Company was entitled to recover 50% of its manufacturing costs incurred in connection with the collaboration and received a percentage of the blood screening assay revenue generated under the collaboration. The Company’s share of revenue from assays it sold to Grifols was 50%.
The Company recognized product revenue, and collaborative research and license revenue, which is included within services and other revenues, under the prior collaboration agreement. The Company recognized revenue of $96.5 million, $235.4 million and $253.1 million under this collaboration agreement in fiscal 2017, 2016, and 2015 respectively.

14. Business Segments and Geographic Information
The Company reports segment information in accordance with ASC 280, Segment Reporting. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is its chief executive officer, and the Company’s reportable segments have been identified based on the types of products manufactured and the end markets to which the products are sold. Each reportable segment generates revenue from either the sale of medical equipment and related services and/or sale of disposable supplies, primarily used for diagnostic testing and surgical procedures. The Company has five reportable segments: Diagnostics, Breast Health, Medical Aesthetics, GYN Surgical and Skeletal Health. Certain reportable segments represent an aggregation of operating units within each segment. The Company measures and evaluates its reportable segments based on segment revenues and operating income adjusted to exclude the effect of non-cash charges, such as intangible asset amortization expense, intangible asset impairment charges, transaction and integration expenses for acquisitions, restructuring, consolidation and divestiture charges, litigation charges, and other one-time or unusual items.
Identifiable assets for the five reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its five reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues. Segment information for fiscal 2017, 2016, and 2015 was as follows:

	Years ended
	September 30, 2017	September 24, 2016	September 26, 2015
Total revenues:
Diagnostics	$1,197.1	$1,236.9	$1,211.8
Breast Health	1,138.3	1,112.8	1,063.4
Medical Aesthetics	207.5	—	—
GYN Surgical	427.1	393.1	335.8
Skeletal Health	88.8	89.9	94.0
	$3,058.8	$2,832.7	$2,705.0
Operating income:
Diagnostics	$1,054.2	$126.0	$109.5
Breast Health	373.4	350.5	296.3
Medical Aesthetics	(115.9)	—	—
GYN Surgical	65.0	69.1	38.6
Skeletal Health	(6.5)	3.0	10.7
	$1,370.2	$548.6	$455.1
Depreciation and amortization:
Diagnostics	$278.9	$341.8	$358.7
Breast Health	19.7	22.6	28.6
Medical Aesthetics	54.2	—	—
GYN Surgical	95.7	99.9	102.7
Skeletal Health	0.7	1.1	1.4
	$449.2	$465.4	$491.4
Capital expenditures:
Diagnostics	$50.9	$53.5	$55.6
Breast Health	12.0	10.6	12.8
Medical Aesthetics	7.3	—	—
GYN Surgical	15.2	17.7	9.5
Skeletal Health	1.2	0.4	0.4
Corporate	21.0	12.3	11.1
	$107.6	$94.5	$89.4

	September 30, 2017	September 24, 2016	September 26, 2015
Identifiable assets:
Diagnostics	$2,621.6	$3,771.9	$4,055.8
Breast Health	824.0	809.1	815.4
Medical Aesthetics	1,751.2	—	—
GYN Surgical	1,494.6	1,570.7	1,658.1
Skeletal Health	25.5	30.9	25.3
Corporate	1,262.7	1,134.4	1,087.9
	$7,979.6	$7,317.0	$7,642.5
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
Revenues by geography as a percentage of total revenues were as follows:

	Years ended
	September 30, 2017	September 24, 2016	September 26, 2015
United States	77.6%	78.9%	76.0%
Europe	10.0%	10.2%	11.8%
Asia-Pacific	8.1%	7.6%	8.5%
Rest of world	4.3%	3.3%	3.7%
	100.0%	100.0%	100.0%

The Company’s property, plant and equipment, net are geographically located as follows:

	September 30, 2017	September 24, 2016	September 26, 2015
United States	$386.5	$370.7	$369.1
Costa Rica	30.1	28.1	27.7
Europe	57.1	49.2	50.8
Rest of world	17.5	12.2	9.5
	$491.2	$460.2	$457.1

15. Accrued Expenses and Other Long-Term Liabilities
Accrued expenses and other long-term liabilities consisted of the following:

	September 30, 2017	September 24, 2016
Accrued Expenses
Compensation and employee benefits	$176.7	$176.4
Income and other taxes	66.9	38.4
Other	131.7	72.8
	$375.3	$287.6

	September 30, 2017	September 24, 2016
Other Long-Term Liabilities
Reserve for income tax uncertainties	$88.3	$167.6
Accrued lease obligation—long-term	34.1	34.8
Pension liabilities	10.0	11.2
Other	7.8	10.9
	$140.2	$224.5

16. Pension and Other Employee Benefits
The Company has certain defined benefit pension plans covering the employees of its Hitec Imaging German subsidiary (the “Pension Benefits”). As of September 30, 2017 and September 24, 2016, the Company’s pension liability was $9.9 million and $11.0 million, respectively, which is primarily recorded as a component of long-term liabilities in the Consolidated Balance Sheets. Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Pension benefits are safeguarded by the Pension Guaranty Fund, a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency. The pension plans were closed on December 31, 1997 and only eligible employees at that date could participate in the plans prior to closing to new participants.
The tables below provide a reconciliation of benefit obligations, plan assets, funded status, and related actuarial assumptions of the Company’s German Pension Benefits.

Change in Benefit Obligation	Years ended
	September 30, 2017	September 24, 2016	September 26, 2015
Benefit obligation at beginning of year	$(11.0)	$(10.0)	$(10.3)
Service cost	—	—	—
Interest cost	(0.1)	(0.2)	(0.3)
Plan participants’ contributions	—	—	—
Actuarial gain (loss)	1.5	(1.2)	(0.9)
Foreign exchange gain	(0.6)	0.1	1.2
Benefits paid	0.3	0.3	0.3
Benefit obligation at end of year	(9.9)	(11.0)	(10.0)
Plan assets	—	—	—
Benefit obligation at end of year	$(9.9)	$(11.0)	$(10.0)
The tables below outline the components of the net periodic benefit cost and related actuarial assumptions of the Company’s German Pension Benefits.

Components of Net Periodic Benefit Cost	Years ended
	September 30, 2017	September 24, 2016	September 26, 2015
Service cost	$—	$—	$—
Interest cost	0.1	0.4	0.3
Expected return on plan assets	—	—	—
Amortization of prior service cost		—	—
Recognized net actuarial gain	0.4	(0.2)	—
Net periodic benefit cost	$0.5	$0.2	$0.3

Weighted-Average Net Periodic Benefit Cost Assumptions	2017	2016	2015
Discount rate	2.15%	1.30%	2.05%
Expected return on plan assets	—%	—%	—%
Rate of compensation increase	—%	—%	—%

The projected benefit obligation for the German Pension Benefits with projected benefit obligations in excess of plan assets was $9.9 million and $11.0 million at September 30, 2017 and September 24, 2016, respectively, and the accumulated benefit obligation for the German Pension Benefits was $9.9 million and $11.0 million at September 30, 2017 and September 24, 2016, respectively.
The Company is also obligated to pay long-term service award benefits under the German Pension Benefits. The projected benefit obligation for long-term service awards was $0.1 million at both September 30, 2017 and September 24, 2016, respectively.
The table below reflects the total Pension Benefits expected to be paid for the German Pension Benefits each fiscal year as of September 30, 2017:

2018	$0.4
2019	$0.4
2020	$0.4
2021	$0.4
2022	$0.4
2023 to 2027	$2.2
The Company also maintains additional contractual pension benefits for its top German executive officers in the form of a defined contribution plan. These contributions were insignificant in fiscal 2017, 2016 and 2015. Additionally, the Company has Swiss pension plans, which were insignificant in fiscal 2017, 2016, and 2015.

17. Quarterly Statement of Operations Information (Unaudited)
The following table presents a summary of quarterly results of operations for fiscal 2017 and 2016:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$734.4	$715.4	$806.1	$802.9
Gross profit	404.8	388.7	409.6	417.9
Net income (1)	86.5	526.8	59.5	82.7
Diluted net income per common share	$0.30	$1.84	$0.21	$0.29

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$695.2	$693.3	$717.4	$726.8
Gross profit	379.1	385.0	393.1	406.1
Net income (2)	84.9	68.9	84.8	92.2
Diluted net income per common share	$0.29	$0.24	$0.30	$0.33

(1)
Net income in the first quarter of fiscal 2017 included restructuring charges of $3.2 million and acquisition charges of $2.6 million. Net income in the second quarter of fiscal 2017 included a gain on the sale of the blood screening business of $899.7 million, acquisition charges of $19.4 million, and restructuring charges of $1.6 million. Net income in the third quarter of fiscal 2017 included restructuring charges of $6.0 million and a debt extinguishment loss of $2.6 million. Net income in the fourth quarter of fiscal 2017 included restructuring charges of $2.5 million, and gain on sale of cost method investment of $2.0 million.

(2)
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