Form 10-Q
period 2017-12-30
HOLOGIC INC
filed 2018-02-08
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2017
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
As of February 5, 2018, 276,529,054 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended
	December 30, 2017	December 31, 2016
Revenues:
Product	$650.7	$613.4
Service and other	140.4	121.0
	791.1	734.4
Costs of revenues:
Product	213.7	198.3
Amortization of acquired intangible assets	79.8	73.5
Service and other	73.1	57.8
Gross Profit	424.5	404.8
Operating expenses:
Research and development	54.8	54.4
Selling and marketing	139.5	110.0
General and administrative	77.9	69.8
Amortization of acquired intangible assets	14.4	21.4
Restructuring charges	3.8	3.2
	290.4	258.8
Income from operations	134.1	146.0
Interest income	0.8	0.3
Interest expense	(41.0)	(40.4)
Debt extinguishment loss	(1.0)	—
Other income, net	2.9	10.2
Income before income taxes	95.8	116.1
(Benefit) provision for income taxes	(310.9)	29.6
Net income	$406.7	$86.5
Net income per common share:
Basic	$1.47	$0.31
Diluted	$1.45	$0.30
Weighted average number of shares outstanding:
Basic	276,856	278,663
Diluted	280,802	284,224

See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended
	December 30, 2017	December 31, 2016
Net income	$406.7	$86.5
Changes in foreign currency translation adjustment	5.5	(15.7)
Changes in unrealized holding gains and losses on available-for-sale securities, net of tax of $0.2 and $1.5 for the three months December 30, 2017 and December 31, 2016:
Gain recognized in other comprehensive income (loss)	—	2.3
Loss reclassified from accumulated other comprehensive loss to the statements of income	0.4	0.1
Changes in pension plans, net of taxes of $0.6 for the three months ended December 30, 2017	0.6	—
Changes in value of hedged interest rate caps, net of tax of $(4.9) and $0.5 for the three months ended December 30, 2017 and December 31, 2016:
(Loss) gain recognized in other comprehensive income (loss), net	(4.3)	0.7
Loss reclassified from accumulated other comprehensive loss to the statements of income	2.3	2.1
Other comprehensive income (loss)	4.5	(10.5)
Comprehensive income	$411.2	$76.0
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	December 30, 2017	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$664.4	$540.6
Accounts receivable, less reserves of $11.5 and $9.8, respectively	548.0	533.5
Inventories	358.2	331.6
Prepaid income taxes	14.3	22.4
Prepaid expenses and other current assets	53.5	50.5
Total current assets	1,638.4	1,478.6
Property, plant and equipment, net	467.1	472.8
Intangible assets, net	2,681.3	2,772.3
Goodwill	3,176.7	3,171.2
Other assets	84.8	84.7
Total assets	$8,048.3	$7,979.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$572.1	$1,150.8
Accounts payable	160.3	166.6
Accrued expenses	412.7	375.3
Deferred revenue	163.2	171.2
Current portion of capital lease obligations	1.6	1.6
Total current liabilities	1,309.9	1,865.5
Long-term debt, net of current portion	2,757.7	2,172.1
Capital lease obligations, net of current portion	22.3	22.7
Deferred income tax liabilities	586.4	973.6
Deferred revenue	18.8	20.8
Other long-term liabilities	159.2	140.2
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 288,750 and 287,853 shares issued, respectively	2.9	2.9
Additional paid-in-capital	5,628.9	5,630.8
Accumulated deficit	(1,976.0)	(2,382.7)
Treasury stock, at cost – 12,560 shares	(450.1)	(450.1)
Accumulated other comprehensive loss	(11.7)	(16.2)
Total stockholders’ equity	3,194.0	2,784.7
Total liabilities and stockholders’ equity	$8,048.3	$7,979.6
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	December 30, 2017	December 31, 2016
OPERATING ACTIVITIES
Net income	$406.7	$86.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	27.0	20.4
Amortization of acquired intangibles	94.2	94.9
Non-cash interest expense	8.7	14.3
Stock-based compensation expense	16.4	19.2
Deferred income taxes	(390.7)	(24.6)
Debt extinguishment loss	1.0	—
Other adjustments and non-cash items	1.2	(6.0)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(6.4)	21.5
Inventories	(23.3)	(20.7)
Prepaid income taxes	8.1	(0.8)
Prepaid expenses and other assets	(5.0)	(17.4)
Accounts payable	(7.1)	(17.8)
Accrued expenses and other liabilities	48.9	14.6
Deferred revenue	(10.6)	(14.5)
Net cash provided by operating activities	169.1	169.6
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(4.1)	—
Capital expenditures	(10.2)	(11.5)
Increase in equipment under customer usage agreements	(11.6)	(13.2)
Proceeds from sale of available-for-sale marketable securities	0.1	0.4
Other activity	(0.4)	(0.9)
Net cash used in investing activities	(26.2)	(25.2)
FINANCING ACTIVITIES
Repayment of long-term debt	(1,331.3)	(18.8)
Proceeds from long-term debt	1,500.0	—
Repayment of amounts borrowed under accounts receivable securitization program	—	(12.0)
Proceeds from senior notes	350.0	—
Payments to extinguish convertible notes	(296.9)	(6.4)
Proceeds from amounts borrowed under revolving credit line	495.0	—
Repayments of amounts borrowed under revolving credit line	(720.0)	—
Payment of debt issuance costs	(11.9)	—
Proceeds from issuance of common stock pursuant to employee stock plans	9.5	13.2
Payments under capital lease obligations	(0.4)	—
Payment of minimum tax withholdings on net share settlements of equity awards	(14.3)	(16.4)
Net cash used in financing activities	(20.3)	(40.4)
Effect of exchange rate changes on cash and cash equivalents	1.2	(6.4)
Net increase in cash and cash equivalents	123.8	97.6
Cash and cash equivalents, beginning of period	540.6	548.4
Cash and cash equivalents, end of period	$664.4	$646.0
See accompanying notes.

HOLOGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(all tabular amounts in millions, except number of shares, which are reflected in thousands, and per share data)
(1) Basis of Presentation
The consolidated financial statements of Hologic, Inc. (“Hologic” or the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended September 30, 2017 included in the Company’s Form 10-K filed with the SEC on November 21, 2017. In the opinion of management, the financial statements and notes contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three months ended December 30, 2017 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 29, 2018.
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
Recently Adopted Accounting Pronouncements
In December 2016, the FASB issued Accounting Standards Update No. 2016-19, Technical Corrections and Improvements (ASU 2016-19). This guidance changes how companies classify internal-use software from classification within property, plant, and equipment to intangible assets. The amendments in the update are effective for annual periods beginning after December 15, 2016, and were applicable to the Company in fiscal 2018. The Company adopted ASU 2016-19 in the first quarter of fiscal 2018. As a result of the adoption, the Company has reclassified $17.6 million and $18.4 million of internal-use software from property, plant, and equipment to intangible assets as of December 30, 2017 and September 30, 2017, respectively. Additionally, the Company reclassified $12.9 million and $12.3 million of capitalized software embedded in its products from other assets to intangible assets as of December 30, 2017 and September 30, 2017, respectively.
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three months ended December 30, 2017. On January 19, 2018, the Company completed a private placement of $1.0 billion aggregate principal amount of senior notes, allocated between (i) $600 million of its 4.375% Senior Notes due 2025 (the “New 2025 Senior Notes”) at an offering price of 100% of the aggregate principal amount of the 2025 Senior Notes, plus accrued and unpaid interest from October 10, 2017, and (ii) $400 million of its new 4.625% Senior Notes due 2028 (the "2028 Senior Notes," and together with the New 2025 Senior Notes, the "New Notes") at an offering price of 100% of the aggregate principal amount of the 2028 Senior Notes. In connection with the offering of the New Notes, the Company has called all of its outstanding 5.250% Senior Notes due 2022 (the "2022 Senior Notes"), in aggregate principal amount of $1.0 billion, for redemption on February 15, 2018 at an aggregate redemption price equal to the principal amount of the outstanding 2022 Senior Notes, plus the applicable premium and accrued and unpaid interest through the day immediately preceding the redemption date.

Additionally, on January 29, 2018, the Company announced that pursuant to the terms of the indenture for the 2.00% Convertible Senior Notes due 2042 (the “2042 Notes”), holders of the 2042 Notes had the option of requiring the Company to repurchase their 2042 Notes on March 1, 2018 at a repurchase price payable in cash equal to 100% of the accreted principal amount of the 2042 Notes, plus accrued and unpaid interest to, but not including the put date. The Company also announced on January 29, 2018 that it had elected to redeem, on March 6, 2018, all of the then outstanding 2042 Notes at a redemption price payable in cash equal to 100% of the accreted principal amount of the 2042 Notes, plus accrued and unpaid interest to, but not including the redemption date. Holders also have a right to convert their 2042 Notes. In connection with holders’ right to convert the 2042 Notes, the Company announced that it would settle all conversions of 2042 Notes entirely in cash.

(2) Fair Value Measurements
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company has investments in derivative instruments consisting of interest rate caps and forward foreign currency contracts, which are valued using analyses obtained from independent third party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of the Company's interest rate caps and forward foreign currency contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 6 for further discussion and information on the interest rate caps and forward foreign currency contracts.
The Company has a payment obligation to the participants under its Nonqualified Deferred Compensation Plan (“DCP”). This liability is recorded at fair value based on the underlying value of certain hypothetical investments under the DCP as designated by each participant for their benefit. Since the value of the DCP obligation is based on market prices, the liability is classified within Level 1.
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at December 30, 2017:

		Fair Value at Reporting Date Using
	Balance as of December 30, 2017	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate cap - derivative	5.3	—	5.3	—
Forward foreign currency contracts	0.4	—	0.4	—
Total	$5.7	$—	$5.7	$—
Liabilities:
Deferred compensation liabilities	$49.7	$49.7	$—	$—
Forward foreign currency contracts	2.6	—	2.6	—
Total	$52.3	$49.7	$2.6	$—
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets consist of cost-method equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill. There were no such remeasurements for the three months ended December 30, 2017 and December 31, 2016.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, cost-method equity investments, interest rate caps, forward foreign currency contracts, insurance contracts, DCP liability, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company’s interest rate caps and forward foreign currency contracts are recorded at fair value. The carrying amount of the insurance contracts are recorded at the cash surrender value, as required by U.S. GAAP, which approximates fair value, and the related DCP liability is recorded at fair value. The Company believes the carrying amounts of its cost-method equity investments approximate fair value.
Amounts outstanding under the Company’s Amended and Restated Credit Agreement and Securitization Program of $1.6 billion and $200.0 million aggregate principal, respectively, as of December 30, 2017 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2022 Senior Notes and 2025 Senior Notes had a fair value of approximately $1.1 billion and $358.6 million, respectively, as of December 30, 2017 based on their trading prices, representing a Level 1 measurement. The fair values of the Company’s Convertible Notes were based on the trading prices of the respective notes and represents a Level 1 measurement. Refer to Note 5 for the carrying amounts of the various components of the Company’s debt.

The estimated fair values of the Company’s Convertible Notes at December 30, 2017 were as follows:

2042 Notes	284.8
2043 Notes	0.3
$285.1

(3) Business Combinations

Cynosure Inc.

On March 22, 2017, the Company completed the acquisition of Cynosure and acquired all of the outstanding shares of Cynosure. Each share of common stock of Cynosure outstanding immediately prior to the effective time of the acquisition was canceled and converted into the right to receive $66.00 in cash. In addition, all outstanding restricted stock units, performance stock units, and stock options were canceled and converted into the right to receive $66.00 per share in cash less the applicable exercise price, as applicable. The acquisition was funded through available cash, and the total purchase price was $1.66 billion. The Company incurred $18.8 million of transaction costs, which were recorded within general and administrative expenses.

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

The distribution agreement intangible asset relates to Cynosure's exclusive distribution rights for the MonaLisa Touch device in certain geographic regions. The customer relationships intangible asset pertains to Cynosure's relationships with its end customers and related service arrangements and distributors throughout the world. Trade names relate to the Cynosure corporate name and primary product names, and the Company used the Relief-from-Royalty Method to estimate the fair value of this asset.

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

In fiscal 2017, Cynosure's revenue and pre-tax loss, which excludes acquisition expenses incurred by the Company, for the period from the acquisition date to September 30, 2017 were $207.5 million and $96.4 million, respectively. The pre-tax loss includes amortization expense, the impact of the step-up in inventory, retention and integration expenses including legal and consulting fees, and restructuring charges. The following unaudited pro forma information presents the combined financial results for the Company and Cynosure as if the acquisition of Cynosure had been completed at the beginning of the prior fiscal year, September 26, 2015 (fiscal 2016):

Three Months Ended
December 31, 2016
(unaudited)
Revenue	$856.3
Net income	$74.1
Basic earnings per common share	$0.27
Diluted earnings per common share	$0.26

The unaudited pro forma information for the three months ended December 31, 2016 (the first quarter of fiscal 2017) was calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. The pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments to reflect pro forma results of operations as if the acquisition occurred on September 27, 2015 (the beginning of fiscal 2016), such as increased amortization for the fair value of acquired intangible assets. The pro forma information does not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of the period presented, or of future results of the consolidated entities.

Medicor Medical Supply

On April 7, 2017, the Company completed the acquisition of MMS Medicor Medical Supplies GmbH ("Medicor") for a purchase price of approximately $19.0 million, which includes a working capital adjustment of $2.0 million that was paid in the fourth quarter of fiscal 2017, and a holdback of $1.9 million that is payable two years from the date of acquisition. Medicor was a long-standing distributor of the Company's Breast and Skeletal Health products in Germany, Austria and Switzerland. Based on the Company's preliminary valuation, it has allocated $5.4 million of the purchase price to the preliminary value of intangible assets, which have a weighted average life of 7.7 years, and $8.9 million to goodwill. The remaining $4.7 million of purchase price has been allocated to the acquired tangible assets and liabilities. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities.

Emsor, S.A.

On December 11, 2017, the Company completed the acquisition of Emsor S.A. ("Emsor") for a purchase price of approximately $13.1 million, which includes a holdback of $0.5 million that is payable eighteen months from the date of acquisition, and contingent consideration which the Company has estimated at $2.0 million. The contingent consideration is payable upon Emsor achieving predefined amounts of cumulative revenue over a two year period from the date of acquisition. Emsor was a distributor of the Company's Breast and Skeletal Health products in Spain and Portugal. Based on the Company's preliminary valuation, it has allocated $2.8 million of the purchase price to the preliminary value of intangible assets and $3.5 million to goodwill. The remaining $6.8 million of purchase price has been allocated to acquired tangible assets and liabilities. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities.

(4) Restructuring Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. In addition, the Company continually assesses its management and organizational structure. As a result of these assessments, the Company has undertaken various restructuring actions, which are described below. The following table displays charges related to these actions recorded in the fiscal 2018 year to date period (three months ended December 30, 2017) and fiscal 2017 (the year ended September 30, 2017) and a rollforward of the accrued balances from September 30, 2017 to December 30, 2017:

	Fiscal 2018 Actions	Fiscal 2017 Actions	Fiscal 2016 Actions	Total
Restructuring Charges
Fiscal 2017 charges:
Workforce reductions	$—	$8.5	$—	$8.5
Facility closure costs	—	—	4.8	4.8
Fiscal 2017 restructuring charges	$—	$8.5	$4.8	$13.3
Fiscal 2018 charges:
Workforce reductions	$3.8	$—	$—	$3.8
Fiscal 2018 restructuring charges	$3.8	$—	$—	$3.8

	Fiscal 2018 Actions	Fiscal 2017 Actions	Fiscal 2016 Actions	Other	Total
Rollforward of Accrued Restructuring
Balance as of September 30, 2017	$—	$7.5	$3.7	$0.3	$11.5
Fiscal 2018 charges	3.8	—	—	—	3.8
Stock-based compensation	(1.3)	—	—	—	(1.3)
Severance payments and adjustments	(0.9)	(2.3)	(0.2)	—	(3.4)
Other payments	—	—	(0.3)	(0.1)	(0.4)
Balance as of December 30, 2017	$1.6	$5.2	$3.2	$0.2	$10.2
Fiscal 2018 Actions
During the first quarter of fiscal 2018, the Company decided to terminate certain employees across the organization, including a corporate executive and sales and marketing personnel in its Diagnostics and Medical Aesthetics reportable segments. The charges were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712) or ASC 420, Exit or Disposal Cost Obligations (ASC 420) depending on the employee. As such, the Company recorded severance and benefits charges of $3.8 million in the first quarter. Included within this charge is $1.3 million related to the modification of equity awards.
Fiscal 2017 Actions
In connection with its acquisition of Cynosure, the Company decided to terminate certain Cynosure executives in the second quarter of fiscal 2017 and recorded $1.5 million in severance and benefits charges. During the third and fourth quarters of fiscal 2017, the Company terminated additional executives and employees and recorded $4.3 million and $1.3 million, respectively, in severance and benefits charges.
Fiscal 2016 Actions
In connection with the closure of the Bedford, Massachusetts facility, during the first quarter of fiscal 2017 the Company recorded $3.5 million for lease obligation charges related to a section of the facility that the Company had determined met the cease-use date criteria. The Company made certain assumptions regarding the time period it would take to obtain a subtenant and the sublease rates it can obtain. During the third quarter of fiscal 2017, the Company updated its assumption regarding the time period it will take to obtain a subtenant at the Bedford location and as a result recorded an additional $1.3 million lease obligation charge. These estimates may vary from the actual sublease agreements executed, if at all, resulting in an adjustment to the charge. The Company has vacated other portions of the building but not the entire facility, and at this time does not meet the cease-use date criteria to record additional restructuring charges.

(5) Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	December 30, 2017	September 30, 2017
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$46.7	$121.3
Revolver	120.0	345.0
Securitization Program	200.0	200.0
Convertible Notes	205.4	484.5
Total current debt obligations	$572.1	$1,150.8
Long-term debt obligations, net of debt discount and deferred issuance costs:
Term Loan	1,430.1	1,190.5
2022 Senior Notes	982.6	981.6
2025 Senior Notes	345.0	—
Total long-term debt obligations	$2,757.7	$2,172.1
Total debt obligations	$3,329.8	$3,322.9
Amended and Restated Credit Agreement
On October 3, 2017, the Company and certain of its domestic subsidiaries entered into an Amended and Restated Credit and Guaranty Agreement (the "Amended and Restated Credit Agreement") with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders from time to time party thereto. The Amended and Restated Credit Agreement amends and restates the Company's prior credit and guaranty agreement, originally dated as of May 29, 2015 (the "Prior Credit Agreement"). The proceeds under the Amended and Restated Credit Agreement of $1.8 billion were used, among other things, to pay off the Term Loan of $1.32 billion and the Revolver then outstanding under the Company's Prior Credit Agreement. Borrowings under the Amended and Restated Credit Agreement are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Company's U.S. subsidiaries, with certain exceptions.

The credit facilities (the “Amended and Restated Credit Facilities”) under the Amended and Restated Credit Agreement consist of:

•	A $1.5 billion secured term loan to the Company ("Amended Term Loan") with a maturity date of October 3, 2022; and

•	A secured revolving credit facility (the "Amended Revolver") under which the the Company may borrow up to $1.5 billion, subject to certain sublimits, with a maturity date of October 3, 2022.

At the closing, the Company borrowed $345 million under the Amended Revolver, which was fully repaid during October 2017. As of December 30, 2017, the Company had $120.0 million outstanding under the Amended Revolver.

Borrowings under the Amended and Restated Credit Facilities bear interest, at the Company's option and in each case plus an applicable margin as follows:

•	Amended Term Loan: at the Base Rate, Eurocurrency Rate or LIBOR Daily Floating Rate (as defined in the Amended and Restated Credit Agreement),

•
Amended Revolver: if funded in U.S. dollars, the Base Rate, Eurocurrency Rate, or LIBOR Daily Floating Rate, and, if funded in an alternative currency, the Eurocurrency Rate; and if requested under the swing line sublimit, the Base Rate.

The applicable margin to the Base Rate, Eurocurrency Rate, or LIBOR Daily Floating Rate is subject to specified changes depending on the total net leverage ratio as defined in the Amended and Restated Credit Agreement. The borrowings of the Amended Term Loan initially bear interest at an annual rate equal to the Eurocurrency Rate (i.e., the LIBOR rate) plus an Applicable Rate equal to 1.50%. The borrowings of the Amended Revolver initially bear interest at a rate equal to the LIBOR Daily Floating Rate plus an Applicable Rate equal to 1.50%. The Company is also required to pay a quarterly commitment fee calculated on the undrawn committed amount available under the Amended Revolver.

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

Borrowings outstanding under the Amended and Restated Credit Agreement and the Prior Credit Agreement for the three months ended December 30, 2017 and December 31, 2016 had weighted-average interest rates of 2.75% and 2.05%, respectively. The interest rate on the outstanding Amended Term Loan borrowing at December 30, 2017 was 3.07%. Interest expense under the Amended and Restated Credit Agreement aggregated $12.4 million for the three months ended December 30, 2017, which includes non-cash interest expense of $0.7 million related to the amortization of the deferred issuance costs and accretion of the debt discount. Interest expense under the Prior Credit Agreement aggregated $9.8 million for the three months ended December 31, 2016, which includes $1.1 million of non-cash interest expense related to the amortization of the deferred issuance costs and accretion of the debt discount.

The Amended and Restated Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the Company, subject to negotiated exceptions, to incur additional indebtedness and grant additional liens on its assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Amended and Restated Credit Agreement requires the the Company to maintain certain financial ratios. The Amended and Restated Credit Agreement also contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults and an event of default upon a change of control of the Company.

Borrowings are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Company, with certain exceptions. For example, borrowings under the Amended and Restated Credit Agreement are not secured by those accounts receivable that are transferred to the special purpose entity under the Company's Accounts Receivable Securitization program. The Amended and Restated Credit Agreement contains total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter and an excess cash flow prepayment requirement measured as of the end of each fiscal year. The total net leverage ratio was 5.00:1.00 beginning on the Company's fiscal quarter ended December 30, 2017, and then decreases over time to 4.50:1.00 for the quarter ending March 27, 2021. The interest coverage ratio was 3.75:1.00 beginning on the Company's fiscal quarter ended December 30, 2017, and remains as such for each quarter thereafter. The total net leverage ratio is defined as the ratio of the Company's consolidated net debt as of the quarter end to its consolidated adjusted EBITDA (as defined in the Amended and Restated Credit Agreement) for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of the Company's consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on the measurement date to adjusted consolidated cash interest expense (as defined in the Amended and Restated Credit Agreement) for the same measurement period. The Company was in compliance with these covenants as of December 30, 2017.

The Company evaluated the Amended and Restated Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified embedded derivatives that required bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives were a default provision, which could require additional interest payments, and a provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company determined that the fair value of these embedded derivatives was nominal as of December 30, 2017.

Pursuant to ASC 470, Debt (ASC 470), the accounting for the Amended and Restated Credit Agreement was evaluated on a creditor-by-creditor basis with regard to the Amended and Restated Credit Agreement to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the Amended and Restated Credit Agreement did not participate in this refinancing transaction and ceased being creditors of the Company. As a result, the Company recorded a debt extinguishment loss of $1.0 million in the first quarter of fiscal 2018 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to these creditors. For the remainder of the creditors, this transaction was accounted for as a modification because on a creditor-by-creditor basis the present value of the cash flows between the two debt instruments before and after the transaction was less than 10%. Pursuant to ASC 470, subtopic 50-40, third-party costs of $1.7 million related to this transaction were recorded as interest expense and $4.9 million was recorded as a reduction to debt representing deferred issuance costs and fees paid directly to the lenders.

2025 Senior Notes

On October 10, 2017, the Company completed a private placement of $350 million aggregate principal amount of its 4.375% Senior Notes due 2025 (the “2025 Senior Notes”) at an offering price of 100% of the aggregate principal amount of the 2025 Senior Notes. The 2025 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries of Hologic (the “ 2025 Domestic Guarantors”).

The 2025 Senior Notes mature on October 15, 2025 and bear interest at the rate of 4.375% per year, payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2018. The Company recorded interest expense of $3.5 million for the three months ended December 30, 2017 which includes non-cash interest expense of $0.1 million related to the amortization of the deferred issuance costs and accretion of the debt discount.

The Company may redeem the 2025 Senior Notes at any time prior to October 15, 2020 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the Indenture. The Company may also redeem up to 35% of the aggregate principal amount of the 2025 Senior Notes with the net cash proceeds of certain equity offerings at any time and from time to time before October 15, 2020, at a redemption price equal to 104.375% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. The Company also has the option to redeem the 2025 Senior Notes on or after: October 15, 2020 through October 14, 2021 at 102.188% of par; October 15, 2021 through October 14, 2022 at 101.094% of par; and October 15, 2022 and thereafter at 100% of par. In addition, if the Company undergoes a change of control coupled with a decline in ratings, as provided in the 2025 Indenture, the Company will be required to make an offer to purchase each holder’s 2025 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

On January 19, 2018, the Company completed a private placement of $1.0 billion aggregate principal amount of senior notes, which included $600 million of additional 4.375% Senior Notes due 2025 (the “New 2025 Senior Notes”), issued under a supplement to the 2025 Indenture. See “Subsequent Events” below.

2022 Senior Notes

The Company's 5.250% Senior Notes due 2022 (the “2022 Senior Notes”) mature on July 15, 2022 and bear interest at the rate of 5.250% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2016. The Company recorded interest expense of $14.0 million and $15.1 million for the three months ended December 30, 2017 and December 31, 2016, respectively, which includes non-cash interest expense of $1.0 million and $1.0 million, respectively, related to the amortization of the deferred issuance costs and accretion of the debt discount.

In connection with the offering of the New 2025 Senior Notes and the Company’s 4.625% Senior Notes due 2028, the Company has called all of its outstanding 2022 Senior Notes, in the aggregate principal amount of $1.0 billion, for redemption on February 15, 2018 at an aggregate redemption price equal to the principal amount of the outstanding 2022 Senior Notes, plus the applicable premium and accrued and unpaid interest through the day immediately preceding the redemption date. See “Subsequent Events” below.

Convertible Notes

On various dates during the first quarter of fiscal 2018, the Company entered into privately negotiated repurchase transactions and extinguished $39.3 million principal amount of its 2.00% Convertible Senior Notes due 2042 (the "2042 Notes") for total payments of $52.8 million. This amount includes the conversion premium resulting from the Company's stock price on the date of the transactions being in excess of the conversion prices of $31.175. As a result, on a gross basis, $13.4 million of the consideration paid was allocated to the reacquisition of the equity component of the original instrument, which was recorded net of deferred taxes of $3.8 million within additional paid-in-capital.
On December 15, 2017, pursuant to the provisions of the indenture governing the Company's 2.00% Convertible Senior Notes due December 15, 2043 (the "2043 Notes"), the Company redeemed or repurchased an aggregate of $201.7 million in original principal amount of the 2043 Notes then outstanding for an aggregate repurchase price of approximately $244.1 million, representing the then accreted principal amount of the 2043 Notes. The remaining $0.3 million in original principal amount of the 2043 Notes were converted, and the Company elected to settle these conversions, which will occur in the second quarter of fiscal 2018.

The term "Convertible Notes" refers to the 2042 Notes and the 2043 Notes.
Interest expense under the Convertible Notes was as follows:

	Three Months Ended
	December 30, 2017	December 31, 2016
Amortization of debt discount	$2.9	$5.2
Amortization of deferred financing costs	0.1	0.2
Principal accretion	1.6	4.6
Non-cash interest expense	4.6	10.0
2.00% accrued interest (cash)	1.1	2.0
	$5.7	$12.0
Subsequent Events
2025 Senior Notes and 2028 Senior Notes
On January 19, 2018, the Company completed a private placement of $1.0 billion aggregate principal amount of senior notes, allocated between (i) an additional $600 million aggregate principal amounts of its 2025 Senior Notes pursuant to a supplement to the indenture governing the Company's existing 2025 Senior Notes, at an offering price of 100% of the aggregate principal amount of the 2025 Senior Notes, plus accrued and unpaid interest from October 10, 2017 and (ii) $400 million aggregate principal amounts of its 4.625% Senior Notes due 2028 (the "2028 Senior Notes") at an offering price of 100% of the aggregate principal amount of the 2028 Senior Notes. The new 2025 Senior Notes have the same terms as the existing 2025 Senior Notes. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries of Hologic (the “2028 Domestic Guarantors”).

The 2028 Senior Notes were issued pursuant to an indenture (the “2028 Indenture”), dated as of January 19, 2018 among the Company, the 2028 Domestic Guarantors and Wells Fargo Bank, National Association, as trustee. The 2028 Senior Notes mature on February 1, 2028 and bear interest at the rate of 4.625% per year, payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 2018. The 2028 Indenture contains covenants which limit, among other things, the ability of the Company and the Guarantors to create liens and engage in certain sale and leaseback transactions. These covenants are subject to a number exceptions and qualifications.

The Company may redeem the 2028 Senior Notes at any time prior to February 1, 2023 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the Indenture. The Company may also redeem up to 35% of the aggregate principal amount of the 2028 Senior Notes with the net cash proceeds of certain equity offerings at any time and from time to time before February 1, 2021, at a redemption price equal to 104.625% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. The Company also has the option to redeem the 2028 Senior Notes on or after: February 1, 2023 through February 1, 2024 at 102.312% of par; February 1, 2024 through February 1, 2025 at 101.541% of par; February 1, 2025 through February 1, 2026 at 100.770% of par; and February 1, 2026 and thereafter at 100% of par. In addition, if the Company undergoes a change of control coupled with a decline in ratings, as provided in the 2028 Indenture, the Company will be required to make an offer to purchase each holder’s 2028 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.
2042 Notes
On January 29, 2018, the Company announced that pursuant to the terms of the indenture for the 2.00% Convertible Senior Notes due 2042 (the “2042 Notes”), holders of the 2042 Notes had the option of requiring the Company to repurchase their 2042 Notes on March 1, 2018 at a repurchase price payable in cash equal to 100% of the accreted principal amount of the 2042 Notes, plus accrued and unpaid interest to, but not including the put date. The accreted principal amount of the 2042 notes will be $206.0 million as of the repurchase date. The Company also announced on January 29, 2018 that, it had elected to redeem, on March 6, 2018, all of the then outstanding 2042 Notes at a redemption price payable in cash equal to 100% of the accreted principal amount of the 2042 Notes, plus accrued and unpaid interest to, but not including the redemption date.

Holders also have a right to convert their 2042 Notes. Based on a closing price of the Company’s common stock of $42.75 per share (the closing price for the Company’s common stock on December 29, 2017), the conversion value for the outstanding 2042 notes would be $1,371 per $1,000 of original principal amount of the notes, or $282.6 million in the aggregate. The conversion value of the notes would increase or decrease to the extent that the trading price of the Company’s common stock increases or decreases. The Company has elected to settle any conversion of the 2042 Notes entirely in cash.

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
During fiscal 2015, the Company entered into separate interest rate cap agreements with multiple counter-parties to help mitigate the interest rate volatility associated with the variable interest rate on amounts borrowed under the term loan feature of its credit facilities (see Note 6). Interest rate cap agreements provide the right to receive cash if the reference interest rate rises above a contractual rate. The aggregate premium paid for the interest rate cap agreements was $13.2 million, which was the initial fair value of the instruments recorded in the Company's financial statements.
During fiscal 2017, the Company entered into new separate interest rate cap agreements with multiple counter-parties to extend the expiration date of its hedges by an additional year. The aggregate premium paid for the interest rate cap agreements was $1.9 million, which was the initial fair value of the instruments recorded in the Company's financial statements.
The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR-based borrowings under its Prior Credit Agreement and Amended and Restated Credit Agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal, which ended on December 29, 2017 and which will end on December 30, 2018 for the interest rate cap agreements entered into in fiscal 2015 and fiscal 2017, respectively.
As of December 30, 2017, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial, and all changes in the fair value of the interest rate caps were recorded in the Consolidated Statements of Comprehensive Income as a component of AOCI.
During the three months ended December 30, 2017 and December 31, 2016, $2.3 million and $2.1 million, respectively, was reclassified from AOCI to the Company’s Consolidated Statements of Income related to the interest rate cap agreements. The Company expects to similarly reclassify a loss of approximately $1.9 million from AOCI to the Consolidated Statements of Income in the next twelve months.
The aggregate fair value of these interest rate caps was $5.3 million and $4.8 million at December 30, 2017 and September 30, 2017, respectively, and is included in Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet. Refer to Note 2 “Fair Value Measurements” above for related fair value disclosures.
Forward Foreign Currency Contracts
The Company enters into forward foreign currency exchange contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar and the Japanese Yen. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. The Company has not elected hedge accounting for any of the forward foreign currency contracts it has executed; however, the Company may seek to apply hedge accounting in future scenarios. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net. During the three months ended December 30, 2017 and December 31, 2016, the Company recorded net realized loss of $0.2 million and a net realized gain of $1.2 million, respectively, from settling forward foreign currency contracts and unrealized gains of $1.5 million and $8.4 million, respectively, on the mark-to-market for its outstanding forward foreign currency contracts.
As of December 30, 2017, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar of forecasted transactions denominated in the Euro,

UK Pound, Australian dollar, Canadian Dollar and Japanese Yen with an aggregate notional amount of $157.4 million.
Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of December 30, 2017:

	Balance Sheet Location	December 30, 2017	September 30, 2017
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap agreements	Prepaid expenses and other current assets	$5.3	$3.6
Interest rate cap agreements	Other assets	—	1.2
		$5.3	$4.8

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$0.4	$0.4

Liabilities:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$2.6	$4.0
The following table presents the unrealized gain recognized in AOCI related to the interest rate caps for the following reporting periods:

	Three Months Ended
	December 30, 2017	December 31, 2016
Amount of gain (loss) recognized in other comprehensive income, net of taxes:
Interest rate cap agreements	$(4.3)	$0.7
The following table presents the adjustment to fair value (realized and unrealized) recorded within the Consolidated Statements of Income for derivative instruments for which the Company did not elect hedge accounting:

Derivatives not classified as hedging instruments	Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
	Three Months Ended December 30, 2017	Three Months Ended December 31, 2016
Forward foreign currency contracts	$1.2	$9.6	Other income, net

(7) Commitments and Contingencies
Litigation and Related Matters

On June 9, 2010, Smith & Nephew, Inc. ("Smith & Nephew") filed suit against Interlace Medical, Inc. ("Interlace"), which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. The complaint alleged that the Interlace MyoSure hysteroscopic tissue removal device infringed U.S. patent 7,226,459 (the '459 patent). On November 22, 2011, Smith & Nephew filed suit against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that use of the MyoSure tissue removal system infringed U.S. patent 8,061,359 (the '359 patent). Both complaints sought preliminary and permanent injunctive relief and unspecified damages. On

September 4, 2012, following a two week trial, the jury returned a verdict of infringement of both the '459 and '359 patents and assessed damages of $4.0 million. A two-day bench trial regarding the Company’s assertion of inequitable conduct on the part of Smith & Nephew with regard to the '359 patent began on December 10, 2012 and oral arguments on the issue of inequitable conduct were presented on February 27, 2013. On June 27, 2013, the Court denied the Company’s motions related to inequitable conduct and allowed Smith & Nephew’s request for injunction, but ordered that enforcement of the injunction be stayed until final resolution, including appeal, of the current re-examinations of both patents at the United States Patent and Trademark Office (“USPTO”). The Court also rejected the jury’s damage award and ordered the parties to identify a mechanism for resolving the damages issue. The USPTO issued final decisions that the claims of the '459 and the '359 patents asserted as part of the litigation are not patentable, which decisions Smith & Nephew appealed to the U.S. Patent Trial and Appeal Board ("PTAB"). In 2016, the PTAB (i) affirmed the USPTO decision with respect to the '459 patent, holding that the claims at issue are invalid, and (ii) reversed the USPTO decision with respect to the '359 patent, holding that the claims at issue are not invalid. The Company and Smith & Nephew have appealed the decisions by the Patent Trial and Appeal Board on the '359 patent and the '459 patent, respectively, to the U.S. Court of Appeals for the Federal Circuit ("Court of Appeals"). Briefing on both appeals is completed. Oral arguments were held in the '459 patent appeal on October 24, 2017 and in the '359 patent appeal on December 7, 2017. On January 30, 2018, the Court of Appeals issued a decision in the '459 patent appeal that affirmed-in-part and reversed-in-part the PTAB ruling and remanded the matter to the PTAB for further proceedings. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On April 11, 2017, Minerva Surgical, Inc. (“Minerva”) filed suit against the Company and Cytyc Surgical Products, LLC (“Cytyc”) in the United States District Court for the Northern District of California alleging that the Company’s and Cytyc’s NovaSure ADVANCED endometrial ablation device infringes Minerva’s U.S. patent 9,186,208. Minerva is seeking a preliminary and permanent injunction against the Company and Cytyc from selling this NovaSure device as well as enhanced damages and interest, including in lost profits, price erosion and/or royalty. On January 5, 2018, the Court denied Minerva's motion for a preliminary injunction. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

In January 2012, Enzo Life Sciences, Inc. ("Enzo") filed suit against the Company's subsidiary, Gen-Probe Incorporated ("Gen-Probe"), in the United States District Court for the District of Delaware, alleging that certain of Gen-Probe’s diagnostics products, including products that incorporate Gen-Probe’s hybridization protection assay technology (HPA), which include the Aptima line of products, infringe Enzo’s U.S. patent 6,992,180 (the '180 patent). On March 6, 2012, Enzo filed suit against the Company in the United States District Court for the District of Delaware, alleging that products based on the Company's Invader chemistry platform, such as Cervista HPV HR and Cervista HPV 16/18, infringe the '180 patent. On July 16, 2012, Enzo amended its complaint to include additional products that include HPA or TaqMan reagent chemistry, including the Progensa, AccuProbe and Prodesse product lines. The Company counter-claimed for non-infringement, invalidity and unenforceability of the '180 patent. On September 30, 2013, Enzo filed its infringement contentions which added products including "Torch" probes (e.g., MilliPROBE Real-Time Detection System for Mycoplasma), PACE and certain Procleix assays. Both complaints sought preliminary and permanent injunctive relief and unspecified damages. Summary judgment and Daubert motions were filed by the parties on December 15, 2016. A hearing on the summary judgment motions was held on April 4, 2017, and on June 28, 2017, the Court ruled that the '180 patent is invalid for nonenablement. Final judgment was entered on July 19, 2017, and on August 18, 2017, Enzo filed a notice of appeal with the Court of Appeals for the Federal Circuit. Enzo’s opening appeal brief was filed on November 28, 2017, and the Company’s responsive brief is due March 8, 2018. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On March 27, 2015, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware. The complaint alleges that certain additional Company molecular diagnostic products, including, inter alia, the Procleix Parvo/HAV assays and coagulation products, including the Invader Factor II test and the Invader Factor V test, also infringe the '180 patent. The complaint further alleged that certain of the Company’s molecular diagnostic products, including the Company’s Progensa PCA3, Aptima and Procleix products using target capture technology infringe Enzo’s U. S. Patent 7,064,197 (the '197 patent). On June 11, 2015, this matter was stayed pending the resolution of summary judgment motions in the other related suits involving the '197 patent. The litigation remains stayed. On March 30, 2016, Hologic filed two requests for inter partes review of the ‘197 patent at the USPTO. The USPTO instituted the two inter partes reviews on all challenged claims on October 4, 2016. Combined oral arguments for the two inter partes reviews were held on June 1, 2017. On September 28 and October 2, 2017, the PTAB issued final written decisions in the two inter partes reviews finding that all of the challenged claims of the ‘197 patent are unpatentable. In response to the final written decisions, Enzo filed notices of appeal on November 29, 2017, and the United States Court of Appeals for the Federal Circuit consolidated Enzo’s appeals on December 14, 2017. Enzo’s opening brief is due March 12, 2018. At this time, based on available information regarding this litigation and the related inter partes reviews, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On October 3, 2016, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware. The complaint alleges that all of the Company's Progensa PCA3, Aptima and Procleix products infringe U.S. Patent 6,221,581 (the '581 patent). On November 28, 2016, the Company filed an answer and counterclaims of non-infringement, invalidity and unenforceability. On June 30, 2017, Hologic filed its initial invalidity contentions, which provide support for finding that the asserted claims of the '581 patent are invalid based on anticipation, obviousness, lack of adequate written description and enablement, and indefiniteness. On August 31, 2017, the Company and Enzo filed supplemental invalidity charts and supplemental infringement charts, respectively. The parties filed their proposed claim constructions on September 28, 2017. The parties’ claim construction briefs are due in April 2018. On October 4, 2017, the Company filed for inter partes review of the ‘581 patent with the USPTO based on Enzo’s asserted claims. Enzo filed its preliminary response on January 19, 2018. A decision on whether to institute inter partes review is expected in April 2018. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On February 3, 2017, bioMérieux, S.A. and bioMérieux, Inc. (collectively “bioMérieux”) filed suit against the Company in the United States District Court for the Middle District of North Carolina. The complaint alleged that the Company’s Aptima HIV-1 RNA Qualitative assay and Aptima HIV-1 Quant Dx assay, as well as products manufactured by the Company and sold to Grifols, S.A. and Grifols Diagnostic Solutions Inc. (“Grifols USA”) for resale under the names Procleix HIV-1/HCV assay, Procleix Ultrio assay, and Procleix Ultrio Plus assay, infringe U.S. Patent Nos. 8,697,352 and 9,074,262. On April 3, 2017, the Company and Grifols USA filed a Motion to dismiss asking the Court to dismiss the complaint in its entirety for bioMérieux’s failure to state a claim upon which relief can be granted. On June 9, 2017, Hologic and Grifols USA filed a supplemental motion to dismiss for improper venue. bioMérieux filed a response to the venue motion on June 30, 2017, and Hologic and Grifols USA responded by filing a brief in further support of their motion to dismiss for improper venue on July 14, 2017. On January 3, 2018, the district court judge for the Middle District of North Carolina granted the parties’ consent motion to transfer the case to Delaware. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or range of estimates, of potential losses.

On July 27, 2016, plaintiff ARcare, Inc., individually and as putative representative of a purported nationwide class, filed a complaint against Cynosure.  The plaintiff alleges that Cynosure violated the Telephone Consumer Protection Act by: (i) sending fax advertisements that did not comply with statutory and Federal Communications Commission requirements that senders provide recipients with certain information about how to opt out from receiving faxed advertisements in the future; and (ii) sending unsolicited fax advertisements. The complaint sought damages, declaratory and injunctive relief, and attorneys’ fees on behalf of a purported class of all recipients of purported fax advertisements that the plaintiff alleges did not receive an adequate opt-out notice. On September 30, 2016, Cynosure answered the complaint and denied liability. On September 7, 2016, the plaintiff sent a demand letter seeking a class settlement for statutory damages under Massachusetts General Laws, Chapter 93A § 9 (“Chapter 93A”). On October 7, 2016, Cynosure responded denying any liability under Chapter 93A, but offering the plaintiff statutory damages of $25 on an individual basis. In March 2017, Cynosure and ARcare entered into a settlement agreement, subject to court approval, which requires Cynosure to pay settlement compensation of $8.5 million notwithstanding the number of claims filed. If approved, Cynosure would receive a full release from the settlement class concerning the conduct alleged in the complaint. As a result of the settlement agreement, Cynosure recorded a charge of $9.2 million, in the period ended December 31, 2016, which is still accrued on the Company's balance sheet as of December 30, 2017.

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

(8) Net Income Per Share
A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended
	December 30, 2017	December 31, 2016
Basic weighted average common shares outstanding	276,856	278,663
Weighted average common stock equivalents from assumed exercise of stock options and stock units	2,212	3,143
Incremental shares from Convertible Notes premium	1,734	2,418
Diluted weighted average common shares outstanding	280,802	284,224
Weighted-average anti-dilutive shares related to:
Outstanding stock options	2,272	1,442
Stock units	216	13
The Company has outstanding Convertible Notes, and the principal balance and any conversion premium may be satisfied, at the Company’s option, by issuing shares of common stock, cash or a combination of shares and cash. The Company's current policy is that it will settle the principal balance of the Convertible Notes in cash. As such, the Company applies the treasury stock method to these securities and the dilution related to the conversion premium of the 2042 and 2043 Notes is included in the calculation of diluted weighted-average shares outstanding to the extent each issuance is dilutive based on the average stock price during each reporting period being greater than the conversion price of the respective Notes.
(9) Stock-Based Compensation
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended
	December 30, 2017	December 31, 2016
Cost of revenues	$2.2	$2.8
Research and development	2.5	2.8
Selling and marketing	2.9	2.7
General and administrative	7.5	10.9
Restructuring	1.3	—
	$16.4	$19.2
The Company granted 1.6 million and 0.9 million stock options during the three months ended December 30, 2017 and December 31, 2016, respectively, with weighted-average exercise prices of $40.82 and $37.62, respectively. There were 6.7 million options outstanding at December 30, 2017 with a weighted-average exercise price of $31.20.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended
	December 30, 2017	December 31, 2016
Risk-free interest rate	2.1%	1.8%
Expected volatility	35.3%	36.6%
Expected life (in years)	4.7	4.7
Dividend yield	—	—
Weighted average fair value of options granted	$13.00	$12.18
The Company granted 0.8 million and 0.9 million restricted stock units (RSUs) during each of the three months ended December 30, 2017 and December 31, 2016, respectively, with weighted-average grant date fair values of $40.79 and $37.58 per unit, respectively. As of December 30, 2017, there were 2.0 million unvested RSUs outstanding with a weighted-average grant date fair value of $37.72 per unit. In addition, the Company granted 0.4 million and 0.1 million performance stock units (PSUs) during the three months ended December 30, 2017 and December 31, 2016, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $40.86 and $37.64 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company is recognizing compensation expense ratably over the required service period based on its estimate of the number of shares that will vest. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.3 million and 0.1 million market based awards (MSUs) to its senior management team during the three months ended December 30, 2017 and December 31, 2016, respectively. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $49.45 and $48.90 per share using the Monte Carlo simulation model. The Company is recognizing compensation expense for the MSUs ratably over the service period.
At December 30, 2017, there was $37.0 million and $98.4 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs and PSUs), respectively, to be recognized over a weighted-average period of 3.1 and 2.1 years, respectively.

(10) Disposition

Blood Screening Business

On December 14, 2016, the Company entered into a definitive agreement to sell the assets of its blood screening business to its long-time commercial partner, Grifols for a sales price of $1.85 billion in cash, subject to adjustment based on an estimated closing amount of inventory. The divestiture was completed on January 31, 2017, and the Company received $1.865 billion. The sale resulted in a gain of $899.7 million recorded in the second quarter of fiscal 2017 within operations in the Consolidated Statements of Income. As a result of this disposition and proceeds received, the Company recorded a tax obligation of $649.5 million, which was paid in fiscal 2017. Upon the closing of the transaction, the Company's existing collaboration agreement with Grifols terminated, and a new collaboration agreement was executed as part of this transaction pursuant to which the Company provides certain research and development services to Grifols. In addition, the Company agreed to provide transition services to Grifols over the next two to three years depending on the nature of the respective service, including the manufacture of inventory. The Company also agreed to sell Panther instrumentation and certain supplies to Grifols as part of a long term supply agreement. In determining the accounting for the multiple elements of the overall arrangement, the Company allocated $13.1 million of the proceeds to these elements based on their estimated fair values.

The Company determined this disposal did not qualify to be reported as a discontinued operation as the blood screening business was deemed not to be strategic to the Company and has not had and will not have a major effect on the Company's operations and financial results. Under the previous collaboration agreement, the Company performed research and development activities and manufacturing, while Grifols performed the commercial and distribution activities. The blood screening business was embedded within the Company's molecular diagnostics business, and the Company retains ownership and will continue to use the intellectual property for the underlying technology of its molecular diagnostics assays and instrumentation.
Income from operations of the disposed business presented below represents the pretax profit of the business as it was operated prior to the date of disposition. The operating expenses include only those that were incurred directly by and were retained by the disposed business and are now incurred by Grifols. As noted above, the Company is performing a number of transition services and the financial impact from these services are not included in income from operations presented below. The Company is in effect serving as a contract manufacturer of assays for Grifols for a two to three year period from the date of disposal. Revenue and income from operations of the disposed business for the three month period ended December 31, 2016 was $65.2 million and $28.6 million, respectively. Under the long term supply agreement, transition services agreement to manufacture assays and research and development services, the Company recorded revenue of $12.6 million for the three months ended December 30, 2017.

(11) Other Balance Sheet Information

	December 30, 2017	September 30, 2017
Inventories
Raw materials	$114.2	$95.7
Work-in-process	44.6	45.0
Finished goods	199.4	190.9
	$358.2	$331.6

Property, plant and equipment
Equipment	$363.7	$357.9
Equipment under customer usage agreements	379.0	368.7
Building and improvements	172.7	172.0
Leasehold improvements	61.1	60.6
Land	46.4	46.3
Furniture and fixtures	21.0	20.8
	1,043.9	1,026.3
Less – accumulated depreciation and amortization	(576.8)	(553.5)
	$467.1	$472.8
(12) Business Segments and Geographic Information
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

Identifiable assets for the five principal operating segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its five reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three months ended December 30, 2017 and December 31, 2016. Segment information is as follows:

	Three Months Ended
	December 30, 2017	December 31, 2016
Total revenues:
Diagnostics	$284.6	$325.4
Breast Health	288.0	273.3
Medical Aesthetics	91.3	—
GYN Surgical	107.5	114.8
Skeletal Health	19.7	20.9
	$791.1	$734.4
Income (loss) from operations:
Diagnostics	$36.5	$41.1
Breast Health	89.7	85.2
Medical Aesthetics	(23.0)	—
GYN Surgical	30.2	25.5
Skeletal Health	0.7	(5.8)
	$134.1	$146.0
Depreciation and amortization:
Diagnostics	$64.7	$84.9
Breast Health	4.9	5.1
Medical Aesthetics	28.5	—
GYN Surgical	22.9	25.1
Skeletal Health	0.2	0.2
	$121.2	$115.3
Capital expenditures:
Diagnostics	$11.9	$10.3
Breast Health	3.5	2.2
Medical Aesthetics	1.6	—
GYN Surgical	2.4	4.1
Skeletal Health	0.7	0.3
Corporate	1.7	7.8
	$21.8	$24.7

	December 30, 2017	September 30, 2017
Identifiable assets:
Diagnostics	$2,583.0	$2,621.6
Breast Health	840.5	824.0
Medical Aesthetics	1,723.9	1,751.2
GYN Surgical	1,477.8	1,494.6
Skeletal Health	26.8	25.5
Corporate	1,396.3	1,262.7
	$8,048.3	$7,979.6

The Company had no customers that represented greater than 10% of consolidated revenues during the three months ended December 30, 2017 and December 31, 2016.
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
Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended
	December 30, 2017	December 31, 2016
United States	75.5%	77.9%
Europe	11.5%	10.7%
Asia-Pacific	8.7%	8.4%
Rest of World	4.3%	3.0%
	100.0%	100.0%

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
The Company’s effective tax rate for the three months ended December 30, 2017 was (324.5)% compared to 25.5% for the corresponding period in the prior year. The benefit recorded in the current quarter is primarily due to the impact of the Tax Cuts and Jobs Act (the "Act") enacted on December 22, 2017. As a result of this law, US corporations are subject to lower income tax rates, and the Company is required to remeasure its US net deferred tax liabilities at a lower rate, resulting in a net benefit of $355.2 million recorded in the provision for income taxes. Partially offsetting this benefit, the Company recorded a charge of $26.0 million for transition taxes related to the deemed repatriation of foreign earnings. For the current quarter, in addition to the items noted, the effective tax rate was lower than the statutory tax rate primarily due to the impact of earnings in jurisdictions subject to lower tax rates, and the domestic production activities deduction benefit. For the three months ended December 31, 2016, the effective tax rate was lower than the statutory tax rate primarily due to the tax benefit from restricted stock units upon vesting, earnings in jurisdictions subject to lower tax rates, and the domestic production activities deduction benefit.

US Tax Reform
The Act reduces the US federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.
At December 30, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax, and recognized a provisional net benefit of $329.2 million, which is included in income tax expense.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing SEC registrants to consider the impact of the US legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the additional estimated net income tax benefit of $329.2 million represents the Company’s best estimate based on its interpretation of the US legislation as the Company is still accumulating data to finalize the underlying calculations, or in certain cases, the US Treasury is expected to issue further guidance on the application of certain provisions of the US legislation.

In the three months ended December 30, 2017, the Company revised its estimated annual effective rate to reflect a change in the federal statutory income tax rate from 35% to 21%. The rate change is administratively effective at the beginning of the Company’s fiscal year, using a blended rate for the annual period. The Company's blended statutory income tax rate for fiscal 2018 is 24.5%.

Deferred tax assets and liabilities: The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 24.5% for fiscal 2018 reversals and 21% for post-fiscal 2018 reversals. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional net benefit amount recorded related to the re-measurement of the Company’s deferred tax balance was $355.2 million.

Foreign tax effects: The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P) which were previously deferred from US income taxes. The Company recorded a provisional amount for its one-time transition tax liability related to the deemed repatriation of the earnings of its foreign subsidiaries, resulting in an increase in income tax expense of $26.0 million. The Company has not yet finalized its calculation of the total post-1986 foreign E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of its post-1986 foreign E&P previously deferred from US federal taxation and finalizes the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. The Company continues to evaluate this assertion in its ongoing analysis of the effects of tax reform on the Company's strategic initiatives. The Company believes that determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one time transition tax) is not practicable.

Further, starting in fiscal 2019, the Act subjects a US shareholder of a controlled foreign corporation to current tax on “global intangible low-taxed income” (GILTI) and establishes a tax on certain payments from corporations subject to US tax to related foreign persons, also referred to as base erosion and anti-abuse tax (BEAT).

Because of the complexity of the new international tax provisions not applicable to the Company until fiscal 2019, the Company is continuing to evaluate these provisions of the Act and the application of ASC 740.

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

In January 2018, the Company settled an ongoing state tax audit for approximately $11.0 million, resulting in a reversal of $4.0 million recorded to general and administrative expenses in the first quarter of fiscal 2018.

(14) Intangible Assets and Goodwill
Intangible assets consisted of the following:

Description	As of December 30, 2017		As of September 30, 2017
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,528.8	$2,266.7	$4,528.7	$2,186.8
In-process research and development	46.0	—	46.0	—
Customer relationships	556.7	402.8	552.8	393.8
Trade names	310.3	161.1	310.3	156.4
Distribution agreement	42.0	4.1	42.0	2.8
Non-competition agreements	1.5	0.1	1.5	0.1
Business licenses	2.5	2.2	2.4	2.2
Total acquired intangible assets	$5,487.8	$2,837.0	$5,483.7	$2,742.1

Internal-use software	65.8	48.2	64.5	46.1
Capitalized software embedded in products	15.5	2.6	14.3	2.0
Total intangible assets	$5,569.1	$2,887.8	$5,562.5	$2,790.2
The estimated remaining amortization expense of the Company's acquired intangible assets as of December 30, 2017 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2018	$283.1
Fiscal 2019	$366.0
Fiscal 2020	$354.8
Fiscal 2021	$333.2
Fiscal 2022	$320.3
The Company conducted its fiscal 2017 impairment test on the first day of the fourth quarter, and used a discounted cash flow method (DCF) to estimate the fair value of its reporting units as of July 2, 2017. The Company believes it used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing Step 1, all of the Company's reporting units had fair values exceeding their carrying values, and as such, Step 2 of the impairment test was not required. However, one of its reporting units, Medical Aesthetics, had a fair value as of the measurement date that exceeded its carrying value by 2% with goodwill of $683.5 million. The Medical Aesthetics reporting unit is solely comprised of the Cynosure, Inc. business, which the Company acquired on March 22, 2017. In connection with the Company's annual strategic planning process and annual goodwill impairment test, it lowered its estimated financial projections for this business as a result of its then current operating performance being below expectations, which the Company primarily attributed to the significant turnover in the U.S. sales force in 2017 following the date of acquisition. The Company is continuing its efforts to rebuild the U.S. sales force and this continues to affect short term performance. The Company’s long-term outlook for the Medical Aesthetics business has not materially changed. The Company is continuing to monitor the operating performance of this reporting unit compared to the projections used in the annual impairment test, as well as current market and business conditions, to determine if an event has occurred or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company has evaluated these factors and determined that no significant events occurred or circumstances changed during the period ended December 30, 2017 that would suggest it is more likely than not that the fair value of the reporting unit has declined below its carrying value. In the event the Company is unsuccessful in its efforts to rebuild the U.S. sales force or its efforts take significantly longer than expected, or other adverse conditions are identified, future operating performance may be below forecasted projections. If this occurs, the Company may need to revise its long-term growth rates or increase discount rates, and these factors could result in a decline in the fair value of the reporting unit and the Company may be required to record a goodwill impairment charge.

(15) Product Warranties
Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Three Months Ended:
December 30, 2017	$17.0	$4.3	$(5.1)	$16.2
December 31, 2016	$5.0	$2.6	$(1.7)	$5.9
(16) Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated balances of other comprehensive loss for the periods presented:

	Three Months Ended December 30, 2017
	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(18.5)	$(0.4)	$(1.6)	$4.3	$(16.2)
Other comprehensive income (loss) before reclassifications	5.5	—	0.6	(4.3)	1.8
Amounts reclassified to statement of income	—	0.4	—	2.3	2.7
Ending Balance	$(13.0)	$—	$(1.0)	$2.3	$(11.7)

	Three Months Ended December 31, 2016
	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(26.1)	$(0.3)	$(2.5)	$(3.4)	$(32.3)
Other comprehensive income (loss) before reclassifications	(15.7)	2.3	—	0.7	(12.7)
Amounts reclassified to statement of income	—	0.1	—	2.1	2.2
Ending Balance	$(41.8)	$2.1	$(2.5)	$(0.6)	$(42.8)

In the first quarter of fiscal 2017, one of the Company's cost-method equity investments became a marketable security, and the Company recorded the increase in value on a gross basis of $4.0 million to other comprehensive income.

(17) New Accounting Pronouncements

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including those set forth under "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report, if any, as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We qualify all of our forward-looking statements by these cautionary statements.

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
In the first quarter of fiscal 2017, we entered into a definitive agreement to sell our blood screening business to Grifols for a sales price of $1.85 billion in cash, subject to adjustment based on the closing amount of inventory. The transaction closed on January 31, 2017 and we received $1.865 billion. The sales price was subject to adjustment based on a finalization of inventory provided to Grifols. The sale resulted in a gain of $899.7 million recorded in the second quarter of fiscal 2017. As a result of this disposition and proceeds received, we recorded a tax obligation of $649.5 million, which was paid in fiscal 2017. Upon the closing of the transaction, our existing collaboration agreement with Grifols terminated, and a new collaboration agreement was executed as part of this transaction for us to provide certain research and development services to Grifols. In addition, we agreed to provide transition services to Grifols over a two to three year period depending on the nature of the respective service, including the manufacture of inventory, and we are in effect serving as a contract manufacturer of assays for Grifols for a two to three year period from the disposal date. We also agreed to sell Panther instrumentation and certain supplies to Grifols as part of a long term supply agreement. Following the closing of this disposition, we no longer operate our blood screening business, except to the limited extent we have agreed to support Grifols. Under the long term supply agreement, transition services agreement to manufacture assays, and research and development services, we recognized revenues of $12.6 million in the first quarter of fiscal 2018. For the disposed blood screening business, in the first quarter of fiscal 2017, revenue was $65.2 million, gross profit was $43.6 million, and operating income was $28.6 million. Revenue, gross profit and operating income of the disposed business represents the financial impact of the business as it was operated prior to the date of disposition. The operating expenses include only those that were incurred directly by and were retained by the disposed business and are now incurred by Grifols. See Note 10 to our consolidated financial statements included herein.
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
Our GYN Surgical products include our NovaSure Endometrial Ablation System, or NovaSure, and our MyoSure

Hysteroscopic Tissue Removal System, or MyoSure. The NovaSure endometrial ablation is a one-time procedure for the treatment of abnormal uterine bleeding. MyoSure tissue removal is a minimally invasive procedure that targets and removes fibroids, polyps, and other pathology within the uterus.
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
Trademark Notice
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 2D Dimensions, 3Dimensions 3D Mammography, AccuProbe, Affirm Prone, Aptima, ATEC, Brevera, C-View, Cervista, Cynosure, Dimensions, Discovery, Eviva, Fluoroscan, Gen-Probe, Genius, Genius 3D, Genius 3D Mammography, Horizon, Icon, Invader, Medicor, MedLite, MultiCare, MyoSure, NovaSure, PACE, Panther, PicoSure, Procleix, Prodesse, Progensa, Rapid Fibronectin Test, SculpSure, ThinPrep, and Tigris.
Procleix, Ultrio, and Ultrio Plus are trademarks of Grifols Worldwide Operations Limited. MonaLisa Touch is a registered trademark of DEKA M.E.L.A. Srl-Calenzano-Italy.

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

Medicor Medical Supply

On April 7, 2017, we completed the acquisition of MMS Medicor Medical Supplies GmbH, or Medicor, for a purchase price of approximately $19.0 million. Medicor was a long-standing distributor of our Breast and Skeletal Health products in Germany, Austria and Switzerland. Based on the preliminary valuation, we have allocated $5.4 million of the purchase price to the preliminary value of intangible assets and $8.9 million to goodwill. The allocation of the purchase price is preliminary as we are continuing to gather information supporting the acquired assets and liabilities.

Emsor, S.A.

On December 11, 2017, we completed the acquisition of Emsor S.A. ("Emsor") for a purchase price of approximately $13.1 million, which includes contingent consideration which the Company has estimated at $2.0 million. The contingent consideration is payable upon Emsor achieving predefined amounts of cumulative revenue over a two year period from the date of acquisition. Emsor was a distributor of the Company's Breast and Skeletal Health products in Spain and Portugal. Based on the Company's preliminary valuation, it has allocated $2.8 million of the purchase price to the preliminary value of intangible assets and $3.5 million to goodwill. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities.

RESULTS OF OPERATIONS
All dollar amounts in tables are presented in millions.
Product Revenues

	Three Months Ended
	December 30, 2017		December 31, 2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$279.1	35.3%	$319.1	43.5%	$(40.0)	(12.5)%
Breast Health	175.1	22.1%	165.4	22.5%	9.7	5.9%
Medical Aesthetics	76.7	9.7%	—	—%	76.7	100.0%
GYN Surgical	107.3	13.6%	114.6	15.6%	(7.3)	(6.4)%
Skeletal Health	12.5	1.6%	14.3	1.9%	(1.8)	(12.4)%
	$650.7	82.3%	$613.4	83.5%	$37.3	6.1%
We generated an increase in product revenues of 6.1% in the current quarter compared to the corresponding period in the prior year primarily due to our acquisition of Cynosure on March 22, 2017 and an increase in Breast Health sales. Cynosure's results (after the date of acquisition) are reported in our Medical Aesthetics segment and is the sole business in this segment. Partially offsetting the increase, our Diagnostics business product revenues declined as a result of the sale of our blood screening business effective January 31, 2017, and we had lower revenues in GYN Surgical and Skeletal Health. Excluding blood screening, Diagnostics revenues increased $13.2 million in the current quarter compared to the corresponding period in the prior year. In addition, the first quarter of fiscal 2017 was a 14-week quarter as fiscal 2017 was a 53-week fiscal period, and we estimate that the four extra selling days in the prior year period contributed approximately $20 million to revenue, primarily in the U.S.
Diagnostics product revenues decreased 12.5% in the current quarter compared to the corresponding period in the prior year primarily due to the decrease in blood screening revenues of $53.2 million as a result of the divestiture of the business during the second quarter of FY17, and we had four fewer selling days in the first quarter of fiscal 2018. In connection with the divestiture agreement, we have committed to providing Grifols manufacturing support through the defined transition services period and long term access to Panther instrumentation and certain supplies. As such, we will continue to generate a level of revenues, but much lower than historical trends. For the current three month period, product revenue under the new long term supply agreement and transition services agreement to manufacture assays for Grifols was $10.2 million. Excluding the divestiture of the blood screening business, diagnostic product revenues grew driven by increases in Molecular Diagnostics of $10.3 million and Cytology and Perinatal of $2.9 million.
Molecular Diagnostics product revenue of $146.3 million, and in particular revenue related to our Aptima family of assays, increased $10.3 million in the current quarter on a worldwide basis due to our increased installed base of Panther instruments, which is driving higher volumes of assay testing and an increase in international sales of our virology products as we have recently received regulatory approval for certain of these products. These increases were partially offset by lower instrument sales and the loss of one week in the current three month period compared to the corresponding period in the prior year. Cytology and Perinatal product revenue increased $2.9 million due to higher international ThinPrep volumes, partially offset by slightly lower domestic volumes as average selling prices remained relatively consistent. In addition, we experienced an increase in Perinatal revenue as domestic volumes increased primarily due to a change in certain customers ordering patterns.
Breast Health product revenues increased 5.9% in the current quarter compared to the corresponding period in the prior year primarily due to increased unit volumes of our 2D and 3D Dimensions systems internationally, increased sales volume of our Affirm Prone table and Brevera breast biopsy system, which was recently commercially released in the US, and an increase in Eviva and ATEC volumes internationally. In addition, the acquisition of Medicor and Emsor, former distributors of our products, resulted in higher revenues. These increases were partially offset by lower sales volume of our 2D and 3D Dimensions systems and related components in the U.S. due to market and competitive dynamics, as well as a shift to lower priced systems. In addition, we experienced lower sales of our C-View software product and 3D upgrades in the US.
Our Medical Aesthetics business was formed in fiscal 2017 by the acquisition of Cynosure effective March 22, 2017. Accordingly, we did not have any revenues in the prior year period.
GYN Surgical product revenues decreased 6.4% in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in volume of NovaSure system sales of $9.9 million in the US, which we primarily attribute to increased competition and a stagnant market for endometrial ablation, partially offset by a slight increase in average selling prices from a mix shift to the higher priced NovaSure ADVANCED device and an increase in MyoSure system sales on a worldwide basis. In addition, we had four fewer selling days in the first quarter of fiscal 2018.
Skeletal Health product revenues decreased 12.4% in the current quarter compared to the corresponding period in the prior year, primarily due to a decrease in our mini C-arm sales in the U.S. due to competitive pressures, which was partially offset by increases in Horizon osteoporosis assessment product revenues, primarily attributable to higher sales volume in the current three month period.
Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended
	December 30, 2017	December 31, 2016
United States	74.4%	76.8%
Europe	12.0%	11.4%
Asia-Pacific	9.1%	8.8%
Rest of World	4.5%	3.0%
	100.0%	100.0%
In the current quarter compared to the corresponding period in the prior year, the percentage of product revenue from Europe, Asia-Pacific and Rest of World increased and the percentage of product revenue from the U.S. decreased, primarily as a result of the Cynosure acquisition, and to a lesser extent an increase in digital mammography systems in Europe. A higher percentage of Cynosure's revenues are internationally based compared to legacy Hologic's. In addition, the percentage of product revenue from regions other than the U.S., Europe and Asia-Pacific increased as we expanded our international infrastructure and sales efforts in these regions.
Service and Other Revenues

	Three Months Ended
	December 30, 2017		December 31, 2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$140.4	17.7%	$121.0	16.5%	$19.4	16.0%
Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment, and to a lesser extent, our Medical Aesthetics business. The Breast Health business continues to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period. Our Medical Aesthetics business represented approximately 10% of service revenues in the first quarter of fiscal 2018. Service and other revenues increased 16.0% in the current quarter compared to the corresponding period in the prior year primarily due to $14.6 million contributed by Cynosure, which was acquired in the second quarter of fiscal 2017, and higher service contract conversion and renewal rates.

Cost of Product Revenues

	Three Months Ended
	December 30, 2017		December 31, 2016		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$213.7	32.8%	$198.3	32.3%	$15.4	7.8%
Amortization of Intangible Assets	79.8	12.3%	73.5	12.0%	6.3	8.5%
	$293.5	45.1%	$271.8	44.3%	$21.7	8.0%
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 32.8% in the current quarter compared to 32.3% in the corresponding period in the prior year. Cost of product revenues as a percentage of product revenues in the current quarter were relatively consistent within the legacy Hologic segments. However, the cost of product revenues was higher due to the inclusion of Cynosure results as Cynosure products have a lower gross margin than our legacy products.
Diagnostics' product costs as a percentage of revenue decreased slightly in the current quarter compared to the corresponding period in the prior year primarily due to increased Aptima assay volumes, increased sales volume of Perinatal products that have high margins, favorable manufacturing variances and lower instrument sales, which have low margins. These improvements were primarily offset by the divestiture of the blood screening business that occurred during the second quarter of fiscal 2017. The products that we supply to Grifols under the new supply and collaboration agreements are at lower gross margins than we earned in the disposed business, and we expect this to continue.
Breast Health’s product costs as a percentage of revenue was relatively consistent in the current quarter compared to the corresponding period in the prior year. Higher gross margins from sales volume increases in the Affirm Prone table, the Brevera breast biopsy system,and Eviva and ATEC devices, and favorable manufacturing variances were offset by a reduction in 3D Dimensions systems, a mix shift to lower priced 3D systems and a decrease in 3D upgrades and C-View software sales, which have higher gross margins than capital equipment sales.
GYN Surgical’s product costs as a percentage of revenue was relatively consistent in the current quarter compared to the corresponding period in the prior year.
Skeletal Health’s product costs as a percentage of revenue decreased in the current quarter compared to the corresponding period in the prior year primarily due to higher obsolescence charges recorded in the prior year.
Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 8 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense has increased in the current three month period primarily due to $17.4 million related to intangible assets acquired in the Cynosure acquisition, partially offset by a decrease in amortization expense related to divestiture of the blood screening business of $5.4 million, lower amortization expense related to the Cytyc acquisition intangibles, which are being amortized based on the pattern of economic benefits, and having one less week of expense in the current quarter as compared to the corresponding period in the prior year.

Cost of Service and Other Revenues

	Three Months Ended
	December 30, 2017		December 31, 2016		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$73.1	52.1%	$57.8	47.8%	$15.3	26.5%
Service and other revenues gross margin decreased to 47.9% in the current three month period compared to 52.2% in the corresponding period in the prior year primarily due to Cynosure's service gross margin, which is lower than that generated by the Breast Health business.
Operating Expenses

	Three Months Ended
	December 30, 2017		December 31, 2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$54.8	6.9%	$54.4	7.4%	$0.4	0.8%
Selling and marketing	139.5	17.6%	110.0	15.0%	29.5	26.8%
General and administrative	77.9	9.9%	69.8	9.5%	8.1	11.6%
Amortization of intangible assets	14.4	1.8%	21.4	2.9%	(7.0)	(32.8)%
Restructuring and divestiture charges	3.8	0.5%	3.2	0.4%	0.6	18.8%
	$290.4	36.7%	$258.8	35.2%	$31.6	12.2%
Research and Development Expenses. Research and development expenses increased 0.8% in the current quarter compared to the corresponding period in the prior year primarily due to the inclusion of Cynosure research and development expenses of $6.5 million, partially offset by the divestiture of the blood screening business, lower project spend, a reduction in headcount primarily in Diagnostics, and one less week of expenses compared to the prior year first quarter, which had 14 weeks. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses increased 26.8% in the current period compared to the corresponding period in the prior year. The increase in the current quarter was primarily due to the inclusion of Cynosure, which contributed $33.1 million. Excluding Cynosure, expenses related to Hologic's legacy business decreased in the current quarter compared to the corresponding prior year period primarily due to lower commissions, lower spend on travel and meeting expenses, a decline in sales personnel headcount in GYN Surgical and Diagnostics and one less week of expenses, partially offset by higher salary compensation from increased headcount in Breast Health and increased spending on marketing initiatives in Diagnostics.
General and Administrative Expenses. General and administrative expenses increased 11.6% in the current quarter compared to the corresponding period in the prior year. The current three month period includes expenses related to Cynosure of $13.7 million which includes accelerated depreciation of Cynosure's SAP ERP system. Excluding Cynosure, expenses related to Hologic's legacy business decreased in the current quarter compared to the corresponding period in the prior year primarily due to resolution of a non-income tax matter which resulted in a $4.0 million reduction in the Company's expected tax liability, lower compensation from stock compensation as a result terminating certain executives and lower measurement on performance stock units, a decrease in transaction related expenses and one less week of expenses, partially offset by an increase in litigation fees.

Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, distributor relationships and business licenses related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense decreased in the current quarter compared to the corresponding period in the prior year primarily due to lower amortization expense from intangible assets related to the blood screening business of $10.4 million that was disposed of during the second quarter of fiscal 2017 and one less week of expenses. This decrease was partially offset by intangible asset amortization expense of $4.7 million as a result of the Cynosure acquisition.
Restructuring and Divestiture Charges. In fiscal 2015, we decided to shut down our Bedford, Massachusetts facility and transfer production of our Skeletal Health products to a third-party contract manufacturer and other activities to our Marlborough, Massachusetts and Danbury, Connecticut facilities. We also implemented additional organizational changes to our international operations in fiscal 2016. In addition, in connection with our acquisition of Cynosure, we implemented certain organizational changes. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are recognized either ratably over the respective required employee service periods or up-front for contractual benefits, and other charges are being recognized as incurred. In the current quarter, we recorded charges of $3.8 million for severance benefits primarily related to the departure of an executive officer and employees within our Diagnostics and Medical Aesthetics segments. In the prior year period, we recorded a charge of $3.5 million related to the closure of the Bedford facility, partially offset by small adjustments to actions noted above for severance and benefits. For additional information pertaining to restructuring actions and charges, please refer to Note 4 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.
Interest Expense

	Three Months Ended
	December 30, 2017	December 31, 2016	Change
	Amount	Amount	Amount	%
Interest Expense	$(41.0)	$(40.4)	$(0.6)	1%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our Convertible Notes, 2022 Senior Notes, 2025 Senior Notes, and amounts borrowed under our Amended and Restated Credit Agreement and Accounts Receivable Securitization Program. Interest expense in the current quarter has increased from the prior year primarily due to an increase in interest rates under our credit facilities and issuance costs expensed from the refinancing of our credit facilities in the quarter partially offset by lower interest from Convertible Note repurchases in fiscal 2017 and fiscal 2018, and the prior year quarter had an additional week of expense.
Debt Extinguishment Loss

	Three Months Ended
	December 30, 2017	December 31, 2016	Change
	Amount	Amount	Amount	%
Debt Extinguishment Loss	$(1.0)	$—	$(1.0)	100.0%

In the first quarter of fiscal 2018, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A. The proceeds under the Amended and Restated Credit Agreement of $1.8 billion were used, among other things, to pay off the Term Loan and Revolver outstanding under the Prior Credit Agreement. In connection with this transaction, we recorded a debt extinguishment loss of $1.0 million.

Other Income, net

	Three Months Ended
	December 30, 2017	December 31, 2016	Change
	Amount	Amount	Amount	%
Other Income, net	$2.9	$10.2	$(7.3)	(71.6)%

For the current three month period, this account primarily consisted of a gain of $1.6 million of net foreign currency exchange gains primarily from the mark-to market of outstanding forward foreign currency exchange contracts, a gain of $1.4 million on the cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains and a $0.7 million insurance recovery, partially offset by a realized loss of $0.6 million on the sale of a marketable security. For the first quarter of fiscal 2017, this account primarily consisted of gains of $8.4 million on the mark-to-market of outstanding forward foreign currency contracts due to the strengthening US dollar, $0.8 million on net foreign currency exchange gains and $0.8 million on the cash surrender value of life insurance contracts related to our deferred compensation plan.
Provision for Income Taxes

	Three Months Ended
	December 30, 2017	December 31, 2016	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$(310.9)	$29.6	$(340.5)	**
** Percentage not meaningful
Our effective tax rate for the three months ended December 30, 2017 was (324.5)% compared to 25.5% for the corresponding period in the prior year. The benefit recorded in the current quarter is due primarily to the impact of the Tax Cuts and Jobs Act (the "Act") enacted on December 22, 2017. We have made reasonable estimates of the effects of the Act and these estimates could change in future periods as we complete our analysis of the effects of the Act (refer to Note 13 of the accompanying notes to the consolidating financial statements for additional discussion). As a result of this law, US corporations are subject to lower income tax rates, and we were required to remeasure our U.S. net deferred tax liabilities at a lower rate, resulting in a net benefit of $355.2 million recorded in the provision for income taxes. Partially offsetting this benefit, we recorded a charge of $26.0 million for transition taxes related to the deemed repatriation of foreign earnings. For the current quarter, in addition to the items noted, the effective tax rate was lower than the statutory tax rate primarily due to the impact of earnings in jurisdictions subject to lower tax rates, and the domestic production activities deduction benefit. For the three months ended December 31, 2016, the effective tax rate was lower than the statutory tax rate primarily due to the tax benefit from restricted stock units upon vesting, earnings in jurisdictions subject to lower tax rates, and the domestic production activities deduction benefit.
Segment Results of Operations
We report our business as five segments: Diagnostics, Breast Health, Medical Aesthetics, GYN Surgical and Skeletal Health. The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We measure segment performance based on total revenues and operating income or loss. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.

Diagnostics

	Three Months Ended
	December 30, 2017	December 31, 2016	Change
	Amount	Amount	Amount	%
Total Revenues	$284.6	$325.4	$(40.8)	(12.5)%
Operating Income	$36.5	$41.1	$(4.6)	(11.2)%
Operating Income as a % of Segment Revenue	12.8%	12.7%
Diagnostics revenues decreased in the current quarter compared to the corresponding period in the prior year primarily due to the fluctuations in product revenues discussed above. The primary driver of the reduction in revenues was the divestiture of the blood screening business in the second quarter of fiscal 2017.
Operating income for this business segment decreased in the current quarter compared to the corresponding period in the prior year primarily due to the decrease in gross profit from lower revenues partially offset by lower operating expenses. Gross margin was 48.0% in the current quarter, compared with 48.8% in the corresponding prior year period. The decrease in gross margin was primarily due to lower revenues as a result of the disposition of the higher-margin blood screening business and lower margins generated under the new supply and collaboration arrangement. These gross margin decreases were partially offset by the impact of the increase in Aptima assay volumes, increased sales volume of Perinatal products that have high margins, favorable manufacturing variances, lower instrument sales, which have lower margins, and lower amortization expense.
Operating expenses decreased in the current period compared to the corresponding period in the prior year primarily due to lower amortization expense as a result of the blood screening divestiture, lower research and development expenses related to a reduction in project spending as well as the divestiture of blood screening, lower headcount, no transaction fees in the current quarter, and one less week of expenses in the current quarter, partially offset by increased spending on marketing initiatives and restructuring charges.
Breast Health

	Three Months Ended
	December 30, 2017	December 31, 2016	Change
	Amount	Amount	Amount	%
Total Revenues	$288.0	$273.3	$14.7	5.4%
Operating Income	$89.7	$85.2	$4.5	5.2%
Operating Income as a % of Segment Revenue	31.1%	31.2%
Breast Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the $9.7 million increase in product revenue in the current quarter discussed above and increases of $5.0 million in service revenue.
Operating income for this business segment increased in the current quarter primarily due to the increase in gross profit from higher revenues as gross margins were consistent year over year. The overall gross margin decreased to 60.3% in the current quarter compared to 60.6% in the corresponding period in the prior year primarily due to the increase in service revenue. Higher gross margins from sales volume increases in the Affirm Prone table, the Brevera breast biopsy system,and Eviva and ATEC devices, and favorable manufacturing variances were offset by a reduction in 3D Dimensions systems, a mix shift to lower priced 3D systems and a decrease in 3D upgrades and C-View software sales, which have higher gross margins than capital equipment sales.
Operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to increase in salary compensation from increased headcount in the Breast Health sales organization primarily due to the Medicor acquisition in the third quarter of fiscal 2017, increased commissions and litigation expenses, partially offset by one less week of expenses.
Medical Aesthetics

	Three Months Ended
	December 30, 2017	December 31, 2016	Change
	Amount	Amount	Amount	%
Total Revenues	$91.3	$—	$91.3	100.0%
Operating Loss	$(23.0)	$—	$(23.0)	(100.0)%
Operating Loss as a % of Segment Revenue	(25.2)%	—%
Medical Aesthetics revenue increased in the current period related to the acquisition of Cynosure.
The operating loss of $23.0 million in the current period was primarily due to amortization of intangible assets of $22.1 million, and accelerated depreciation expense for Cynosure's SAP ERP system.
GYN Surgical

	Three Months Ended
	December 30, 2017	December 31, 2016	Change
	Amount	Amount	Amount	%
Total Revenues	$107.5	$114.8	$(7.3)	(6.4)%
Operating Income	$30.2	$25.5	$4.7	18.4%
Operating Income as a % of Segment Revenue	28.1%	22.2%
GYN Surgical revenues decreased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in product revenues discussed above.
Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year primarily due to lower operating expenses partially offset by lower gross profit driven by lower revenues. Gross margin increased to 64.9% in the current quarter from 63.9% in the corresponding period in the prior year primarily due to a decrease in amortization expense.
Operating expenses decreased in the current quarter due to a decrease in headcount in the GYN Surgical sales organization and lower commissions, lower research and development project spend, the resolution of a tax matter which resulted in a $4.0 million reduction in the Company's expected tax liability in the current quarter of which $3.2 million was related to GYN Surgical and one less week of expenses, partially offset by an increase in litigation fees.

Skeletal Health

	Three Months Ended
	December 30, 2017	December 31, 2016	Change
	Amount	Amount	Amount	%
Total Revenues	$19.7	$20.9	$(1.2)	(5.7)%
Operating Income (Loss)	$0.7	$(5.8)	$6.5	(111.2)%
Operating Income (Loss) as a % of Segment Revenue	3.3%	(27.8)%
Skeletal Health revenues decreased in the current quarter compared to the corresponding period in the prior year primarily due to the decrease in product revenues discussed above.
Operating income increased in the current quarter compared to the corresponding period in the prior year primarily due to a $2.0 million increase in gross profit due to higher obsolescence charges in the prior year period. Gross margin increased to 46.4% in the current quarter as compared to 34.3% in the corresponding period in the prior year. This business also had lower operating expenses due to the prior year period including facility closure costs incurred for the Bedford facility of $3.5 million and we had one less week of expenses.
LIQUIDITY AND CAPITAL RESOURCES
At December 30, 2017, we had $328.5 million of working capital and our cash and cash equivalents totaled $664.4 million. Our cash and cash equivalents balance increased by $123.8 million during the first three months of fiscal 2018 primarily due to cash generated through cash flow from our core operating activities, partially offset by net repurchases and repayments of debt, and capital expenditures.
In the first three months of fiscal 2018, our operating activities provided cash of $169.1 million, primarily due to net income of $406.7 million, non-cash charges for depreciation and amortization aggregating $121.2 million, stock-based compensation expense of $16.4 million and non-cash interest expense of $8.7 million related to our outstanding debt. These adjustments to net income were partially offset by a decrease in net deferred tax liabilities of $390.7 million, primarily from the change in tax rate due to tax reform, and to a lesser extent, the amortization of intangible assets. Cash provided by operations also included a net cash inflow of $4.6 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by an increase in accrued expenses of $48.9 million primarily related to an increase in accrued federal income taxes and interest on debt based on timing of payments, partially offset by lower compensation accruals, principally bonus (paid annually), and a reduction of prepaid income taxes of $8.1 million. These cash flow increases were partially offset by an increase in inventory of $23.3 million as inventory levels were built up to meet anticipated demand and launch newer products, a decrease of deferred revenue of $10.6 million primarily due to meeting the required revenue recognition criteria on certain transactions and timing of invoicing of support and maintenance contracts, an increase in accounts receivable of $6.4 million due to a slight increase in days sales outstanding, and a decrease in accounts payable of $7.1 million based on timing of payments.
In the first three months of fiscal 2018, our investing activities used cash of $26.2 million primarily related to $21.8 million for capital expenditures, which primarily consisted of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware, and $4.1 million to acquire Emsor.
In the first three months of fiscal 2018, our financing activities used cash of $20.3 million primarily for payments of $1.3 billion to pay off the Term Loan outstanding under the Prior Credit Agreement, $296.9 million to repurchase our 2042 and 2043 Notes including accreted principal on the 2043 Notes and conversion premium on the 2042 Notes, $225.0 million of net repayments on amounts borrowed under our revolving credit facilities, and payments of $14.3 million for employee-related taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $1.5 billion from the Amended and Restated Credit Agreement, proceeds of $350 million from issuance of the 2025 Senior Notes and $9.5 million from our equity plans, primarily from the exercise of stock options.
Debt
We had total recorded debt outstanding of $3.3 billion at December 30, 2017, which is comprised of amounts outstanding under our Amended and Restated Credit Agreement and Amended Revolver of $1.60 billion (principal of $1.61 billion), 2022

Senior Notes of $982.6 million (principal of $1.0 billion), 2025 Senior Notes of $345.0 million (principal of $350.0 million) Convertible Notes of $205.4 million (principal of $206.3 million) and amounts outstanding under the accounts receivable securitization program of $200.0 million.
Amended and Restated Credit Agreement
On October 3, 2017, we entered into an Amended and Restated Credit and Guaranty Agreement (the "Amended and Restated Credit Agreement") with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders from time to time party thereto. The Amended and Restated Credit Agreement amends and restates the Company's prior credit and guaranty agreement, originally dated as of May 29, 2015 (the "Prior Credit Agreement"). The proceeds under the Amended and Restated Credit Agreement of $1.8 billion were used, among other things, to pay off the Term Loan of $1.32 billion and the Revolver then outstanding under the Prior Credit Agreement. Borrowings under the Amended and Restated Credit Agreement are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Company's U.S. subsidiaries, with certain exceptions.

The credit facilities (the “Amended and Restated Credit Facilities”) under the Amended and Restated Credit Agreement consist of:

•	A $1.5 billion secured term loan to the Company ("Amended Term Loan") with a maturity date of October 3, 2022; and

•	A secured revolving credit facility (the "Amended Revolver") under which the we may borrow up to $1.5 billion, subject to certain sublimits, with a maturity date of October 3, 2022.

At the closing, we borrowed $345 million under the Amended Revolver, which was fully repaid during October 2017. As of December 30, 2017, the Company had $120.0 million outstanding under the Amended Revolver.

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

Borrowings are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Company, with certain exceptions. For example, borrowings under the Prior Credit Agreement are not secured by those accounts receivable that are transferred to the special purpose entity under the Company's Accounts Receivable Securitization program.

The Amended and Restated Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the Company, subject to negotiated exceptions, to incur additional indebtedness and grant additional liens on its assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Amended and Restated Credit Agreement requires the the Company to maintain certain financial ratios. The Amended and Restated Credit Agreement also contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults and an event of default upon a change of control of the Company.

The Amended and Restated Credit Agreement contains two financial covenants (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each fiscal quarter and an excess cash flow prepayment requirement measured as of the end of each fiscal year. As of December 30, 2017, we were in compliance with these covenants.

2025 Senior Notes

On October 10, 2017, we completed a private placement of $350 million aggregate principal amount of 4.375% Senior Notes due 2025 (the “2025 Senior Notes”) at an offering price of 100% of the aggregate principal amount of the 2025 Senior Notes. The 2025 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries of Hologic (the “ 2025 Domestic Guarantors”).

The 2025 Senior Notes were issued pursuant to an indenture (the “2025 Indenture”), dated as of October 10, 2017, among the Company, the 2025 Domestic Guarantors and Wells Fargo Bank, National Association, as trustee. The 2025 Senior Notes mature on October 15, 2025 and bear interest at the rate of 4.375% per year, payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2018.

We may redeem the 2025 Senior Notes at any time prior to October 15, 2020 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the Indenture. The Company may also redeem up to 35% of the aggregate principal amount of the 2025 Senior Notes with the net cash proceeds of certain equity offerings at any time and from time to time before October 15, 2020, at a redemption price equal to 104.375% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. We also have the option to redeem the 2025 Senior Notes on or after: October 15, 2020 through October 14, 2021 at 102.188% of par; October 15, 2021 through October 14, 2022 at 101.094% of par; and October 15, 2022 and thereafter at 100% of par. In addition, if the Company undergoes a change of control coupled with a decline in ratings, as provided in the 2025 Indenture, the Company will be required to make an offer to purchase each holder’s 2025 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

On January 19, 2018, the Company completed a private placement of $1.0 billion aggregate principal amount of senior notes, which included $600 million of additional 4.375% Senior Notes due 2025, issued under a supplement to the 2025 Indenture. See “Subsequent Events” below.

2022 Senior Notes

On July 2, 2015, we issued $1.0 billion aggregate principal amount of our 2022 Senior Notes. The 2022 Senior Notes are our general senior unsecured obligations and are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries. The 2022 Senior Notes mature on July 15, 2022 and bear interest at the rate of 5.250% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2016.

In connection with the offering of the New 2025 Senior Notes and our 4.625% Senior Notes due 2028, we called all of our outstanding 2022 Senior Notes, in the aggregate principal amount of $1.0 billion, for redemption on February 15, 2018 at an aggregate redemption price equal to the principal amount of the outstanding 2022 Senior Notes, plus the applicable premium and accrued and unpaid interest through the day immediately preceding the redemption date.

Convertible Notes

At December 30, 2017, our Convertible Notes, in the aggregate principal amount of $206.3 million, are recorded at $205.4 million. These notes consist of:

•	$206.0 million of our 2.00% Convertible Senior Notes due 2042 issued in March 2012 ("2042 Notes"); and

•	$0.3 million of our 2.00% Convertible Senior Notes due 2043 issued in February 2013 ("2043 Notes").

The 2042 Notes have conversion price of $31.175 and is subject in each case to adjustment. Holders of the 2042 Notes may convert their Convertible Notes at the applicable conversion price under certain circumstances, including without limitation (x) if the last reported sale price of our common stock exceeds 130% of the applicable conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter and (y) if the applicable series of Convertible Notes has been called for redemption. It is our current intent and policy to settle any conversion of the Convertible Notes as if we had elected to make either a net share settlement or all cash election, such that upon conversion, we intend to pay the holders in cash for the principal amount of the Convertible Notes and, if applicable shares of our common stock or cash to satisfy the premium based on a calculated daily conversion value.

Holders may require us to repurchase the 2042 Notes on each of March 1, 2018, 2022, 2027 and 2032, and on March 2, 2037, or upon a fundamental change, as provided in the indenture for the 2012 Notes, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest.

We may redeem any of the 2042 Notes beginning March 6, 2018. We may redeem all or a portion of the 2042 Notes (i.e., in cash or a combination of cash and shares of our common stock) at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the applicable redemption date.

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

On January 29, 2018, we announced that, pursuant to the terms of the indenture governing the 2042 Notes, we had elected to redeem, on March 6, 2018, all of the then outstanding 2042 Notes at a redemption price payable in cash equal to 100% of the accreted principal amount of the 2042 Notes, plus accrued and unpaid interest, including contingent interest, if any, to, but not including the redemption date. See “Subsequent Events” below.

Accounts Receivable Securitization Program
On April 25, 2016, we entered into a one-year $200.0 million accounts receivable securitization program (the "Securitization Program") with several of our wholly owned subsidiaries and certain financial institutions. Under the terms of the Securitization Program, we and certain of our wholly-owned subsidiaries sell our customer receivables to a bankruptcy remote special purpose entity, which is wholly-owned by us. The special purpose entity, as borrower, and we, as servicer, have entered into a Credit and Security Agreement with several lenders pursuant to which the special purpose entity may borrow from the lenders up to $200.0 million, with the loans secured by the receivables. The amount that the special purpose entity may borrow at a given point in time is determined based on the amount of qualifying receivables that are present in the special purpose entity at such point in time. On April 21, 2017, we entered into an amendment to extend the Securitization Program an additional year to April 20, 2018. The amendment allows us to continue to borrow up to $200.0 million and due to structural changes to the terms, the borrowing base has fewer limitations. As of December 30, 2017, $200.0 million was outstanding under the Securitization Program. The assets of the special purpose entity secure the amounts borrowed and cannot be used to pay our other debts or liabilities.
The Credit and Security Agreement contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, and an event of default upon a change of control. In addition, it contains financial covenants consistent with that of the Prior Credit Agreement. As of December 30, 2017, we were in compliance with these covenants.
Subsequent Events
2025 Senior Notes and 2028 Senior Notes
On January 19, 2018, we completed a private placement of $1.0 billion aggregate principal amount of senior notes, allocated between (i) an additional $600 million aggregate principal amounts of our 2025 Senior Notes (the "New 2025 Senior Notes") at an offering price of 100% of the aggregate principal amount of the 2025 Senior Notes, plus accrued and unpaid interest from October 10, 2017 and (ii) $400 million aggregate principal amounts of our 4.625% Senior Notes due 2028 (the "2028 Senior Notes") at an offering price of 100% of the aggregate principal amount of the 2028 Senior Notes. The New 2025 Senior Notes have the same terms as the existing 2025 Senior Notes. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries of Hologic (the “2028 Domestic Guarantors”). In connection with the offering of the New Notes, we called all of our outstanding 2022 Senior Notes, in aggregate principal amount of $1.0 billion, for redemption on February 15, 2018 at an aggregate redemption price equal to the principal amount of the outstanding 2022 Senior Notes, plus the applicable premium and accrued and unpaid interest through the day immediately preceding the redemption date.

The 2028 Senior Notes were issued pursuant to an indenture (the “2028 Indenture”), dated as of January 19, 2018 among the Company, the 2028 Domestic Guarantors and Wells Fargo Bank, National Association, as trustee. The 2028 Senior Notes mature on February 1, 2028 and bear interest at the rate of 4.625% per year, payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 2018. The 2028 Indenture contains covenants which limit, among other things, the ability of the Company and the Guarantors to create liens and engage in certain sale and leaseback transactions. These covenants are subject to a number exceptions and qualifications.

We may redeem the 2028 Senior Notes at any time prior to February 1, 2023 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the Indenture. The Company may also redeem up to 35% of the aggregate principal amount of the 2028 Senior Notes with the net cash proceeds of certain equity offerings at any time and from time to time before February 1, 2021, at a redemption price equal to 104.625% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. The Company also has the option to redeem the 2028 Senior Notes on or after: February 1, 2023 through February 1, 2024 at 102.312% of par; February 1, 2024 through February 1, 2025 at 101.541% of par; February 1, 2025 through February 1, 2026 at 100.770% of par; and February 1, 2026 and thereafter at 100% of par. In addition, if we undergo a change of control coupled with a decline in ratings, as provided in the 2028 Indenture, we will be required to make an offer to purchase each holder’s 2028 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.
2042 Notes

On January 29, 2018, we announced that pursuant to the terms of the indenture governing the 2042 Notes, holders of the 2042 Notes had the option of requiring us to repurchase their 2042 Notes on March 1, 2018 at a repurchase price payable in cash equal to 100% of the accreted principal amount of the 2042 Notes, plus accrued and unpaid interest to, but not including the put date. The accreted principal amount of the 2042 notes will be $206.0 million as of the repurchase date. We also announced on January 29, 2018 that, pursuant to the terms of the indenture governing the 2042 Notes, we had elected to redeem, on March 6, 2018, all of the then outstanding 2042 Notes at a redemption price payable in cash equal to 100% of the accreted principal amount of the 2042 Notes, plus accrued and unpaid interest, including contingent interest, if any, to, but not including the redemption date. Holders also have a right to convert their 2042 Notes in accordance with the terms of the indenture. If the closing price of our common stock exceeds the conversion price of the 2042 notes, which is $31.175 per share, holders of the 2042 Notes will likely exercise their conversion rights prior to the redemption date as they would receive more value upon conversion compared to redemption. Based on a closing price of our common stock of $42.75 per share (the closing price for our common stock on December 29, 2017), the conversion value for the outstanding 2042 notes would be $1,371 per $1,000 of original principal amount of the notes, or $282.6 million in the aggregate. The conversion value of the notes would increase or decrease to the extent that the trading price of our common stock increases or decreases. We have elected to settle any conversion of the 2042 Notes entirely in cash.
Stock Repurchase Program
On June 21, 2016, the Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common stock over the next five years of which $300.0 million remains available for repurchase under this authorization as of December 30, 2017. There were no repurchases of common stock made under this authorization during the quarter ended December 30, 2017.
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
Future Liquidity Considerations

We intend to use the net proceeds from the sale of our New 2025 Senior Notes and our 2028 Senior Notes and available cash, which may include borrowings under our Amended Revolver, to redeem our outstanding 2022 Senior Notes on February 15, 2018. Additionally, we intend to use the net proceeds from the sale of our 2025 Senior Notes, our Amended and Restated Credit Agreement and available cash, which may include borrowings under our Amended Revolver, to redeem or repurchase all of our outstanding Convertible Notes in the second quarter of fiscal 2018. We also expect to continue to review and evaluate potential strategic transactions and alliances that we believe will complement our current or future business. Subject to the

“Risk Factors” set forth in Part II, Item 1A of this Quarterly Report as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Quarterly Report, we believe that our cash and cash equivalents, cash flows from operations, the cash available under our Amended Revolver and our Securitization Program will provide us with sufficient funds in order to fund our expected normal operations and debt payments, including interest and potential payouts for any Convertible Notes, and the costs of redeeming our outstanding 2022 Senior Notes, including payment of any premium, over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt and related deferred tax liabilities, as applicable, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our Amended and Restated Credit Agreement, 2022 Senior Notes, 2025 Senior Notes, 2028 Senior Notes, Convertible Notes and the Securitization Program. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowances. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” above and “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, cost-method equity investments, insurance contracts and related deferred compensation plan liabilities, interest rate cap agreements, forward foreign currency contracts, accounts payable and debt obligations. Except for our outstanding Convertible Notes, 2022 Senior Notes and 2025 Senior Notes, the fair value of these financial instruments approximates their carrying amount. As of December 30, 2017, we have $206.3 million in principal amount of Convertible Notes outstanding. The fair value of our 2042 Notes and 2043 Notes as of December 30, 2017 was approximately $284.8 million and $0.3 million, respectively. The fair value of our 2022 Senior Notes and 2025 Senior Notes as of December 30, 2017 was approximately $1.10 billion and $358.6 million, respectively. Amounts outstanding under our Amended and Restated Credit Agreement and Securitization Program of $1.61 billion and $200.0 million, respectively, as of December 30, 2017 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our Convertible Notes, 2022 Senior Notes, 2025 Senior Notes and Amended and Restated Credit Agreement, as well as under our accounts receivable securitization program. The Convertible Notes, 2022 Senior Notes, and 2025 Senior Notes have fixed interest rates. Borrowings under our Amended and Restated Credit Agreement currently bear interest at the Eurocurrency Rate (i.e., Libor) plus the applicable margin of 1.50% per annum. Borrowings under our accounts receivable securitization program currently bear interest at Libor plus the applicable margin of 0.7%.

As of December 30, 2017, there was $1.61 billion of aggregate principal outstanding under the Amended and Restated Credit Agreement, including amounts borrowed under the Amended Revolver, and $200.0 million aggregate principal outstanding under the securitization program. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by approximately $2.4 million. We entered into multiple interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding. The critical terms of the interest rate caps were designed to mirror the terms of our LIBOR-based borrowings under the Prior Credit Agreement, and therefore the interest rate caps are highly effective at offsetting the cash flows being hedged. We designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal which ends on December 28, 2018.
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
As of December 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 30, 2017.

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
Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended September 30, 2017.
Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2017, except as noted below.
The impact of recently enacted U.S. tax laws is not yet clear.

Congress recently enacted legislation commonly known as “ The Tax Cuts and Jobs Act” (the “Act”). The Act made significant changes to U.S. federal income tax laws. Certain provisions of the Act could have an adverse effect on the financial condition of the Company or its affiliates. The interpretations of many provisions of the Act are still unclear. We cannot predict when or to what extent any U.S. federal tax laws, regulations, interpretations, or rulings clarifying the Act will be issued or the impact of any such guidance on the Company. Certain key provisions of the Act that could impact us include, but are not limited to international tax provisions that affect the overall tax rate applicable to income earned from non-U.S. operations, limitations on the deductibility of executive compensation and limitations on a taxpayer’s net interest expense deduction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
October 1, 2017 – October 28, 2017	610	$37.01	—	$—	$300.0
October 29, 2017 – November 25, 2017	251,463	39.61	—	—	300.0
November 26, 2017 – December 30, 2017	106,078	40.92	—	—	300.0
Total	358,151	$39.99	—	$—	$300.0
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

(2)
On June 21, 2016, the Board of Directors authorized the repurchase of up to an additional $500.0 million of our outstanding common stock over the next five years. There were no repurchases of common stock made under this authorization during the quarter ended December 30, 2017.

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description		Form	Filing Date/ Period End Date

4.1	Indenture dated October 10, 2017, by and among Hologic, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.		8-K	10/10/2017

4.2	Form of 4.375% Senior Note due 2025 (included in Exhibit 4.1).		8-K	10/10/2017

4.3	First Supplemental Indenture dated January 19, 2018, by and among Hologic, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee		8-K	1/19/2018

4.4	Indenture dated January 19, 2018, by and among Hologic, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.		8-K	1/19/2018

4.5	Form of 4.625% Senior Note due 2028 (included in Exhibit 4.4).		8-K	1/19/2018

10.1
Amended and Restated Credit and Guaranty Agreement, originally dated as of May 29, 2015 and amended and restated as of October  3, 2017, among Hologic, Hologic GGO 4 Ltd, Hologic UK Finance LTD and each other Designated Borrower from time to time party thereto, the Guarantors from time to time party thereto, each Lender from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
			8-K	10/4/2017

10.2	Form of Performance Stock Unit Award Agreement (ROIC) (adopted fiscal 2018)	.	8-K	11/9/2017

10.3	Form of Performance Stock Unit Award Agreement (relative TSR) (adopted fiscal 2018)		8-K	11/9/2017

10.4	Transition Agreement by and between Eric B. Compton and Hologic, Inc., dated November 30, 2017.		8-K	12/1/2017

10.5*†	Addendum No. 3 to Current Lease by and Between BCR Fondo de Inversion Inmobiliario and Hologic Surgical Products Costa Rica S.R.L.

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition
_______________

*    Filed herewith.
**    Furnished herewith.
†    Confidential treatment has been requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	February 8, 2018	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 8, 2018	/s/ Robert W. McMahon

Robert W. McMahon
Chief Financial Officer (Principal Financial Officer)