Form 10-Q
period 2018-03-31
HOLOGIC INC
filed 2018-05-02
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of April 27, 2018, 273,010,940 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Revenues:
Product	$645.0	$594.8	$1,295.7	$1,208.1
Service and other	144.3	120.6	284.7	241.7
	789.3	715.4	1,580.4	1,449.8
Costs of revenues:
Product	217.1	200.6	430.8	398.8
Amortization of acquired intangible assets	79.8	65.2	159.6	138.7
Service and other	77.3	60.9	150.4	118.8
Gross Profit	415.1	388.7	839.6	793.5
Operating expenses:
Research and development	56.8	55.4	111.6	109.8
Selling and marketing	130.5	103.4	270.0	213.3
General and administrative	83.8	117.4	161.7	187.3
Amortization of acquired intangible assets	14.7	10.8	29.1	32.2
Impairment of intangible asset	46.0	—	46.0	—
Impairment of goodwill	685.7	—	685.7	—
Gain on sale of business	—	(899.7)	—	(899.7)
Restructuring charges	1.8	1.6	5.6	4.8
	1,019.3	(611.1)	1,309.7	(352.3)
(Loss) income from operations	(604.2)	999.8	(470.1)	1,145.8
Interest income	2.1	1.9	2.9	2.2
Interest expense	(38.9)	(37.5)	(79.9)	(77.9)
Debt extinguishment losses	(44.9)	—	(45.9)	—
Other (expense) income, net	(5.1)	3.4	(2.2)	13.6
(Loss) income before income taxes	(691.0)	967.6	(595.2)	1,083.7
(Benefit) provision for income taxes	(9.6)	440.8	(320.5)	470.4
Net (loss) income	$(681.4)	$526.8	$(274.7)	$613.3
Net (loss) income per common share:
Basic	$(2.46)	$1.88	$(0.99)	$2.19
Diluted	$(2.46)	$1.84	$(0.99)	$2.15
Weighted average number of shares outstanding:
Basic	277,114	280,215	276,985	279,439
Diluted	277,114	286,010	276,985	285,117

See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net (loss) income	$(681.4)	$526.8	$(274.7)	$613.3
Changes in foreign currency translation adjustment	10.1	3.4	15.6	(12.3)
Changes in unrealized holding gains and losses on available-for-sale securities, net of tax of $0.0 and $0.2 for the three and six months ended March 31, 2018 and $0.1 and $0.2 for the three and six months ended April 1, 2017:

Gain recognized in other comprehensive income (loss)	—	0.1	—	2.4
Loss (gain) reclassified from accumulated other comprehensive loss to the statements of income	—	(2.5)	0.4	(2.4)
Changes in pension plans, net of taxes of $0.0 and $0.6 for the three and six months ended March 31, 2018	—	—	0.6	—
Changes in value of hedged interest rate caps, net of tax of $0.3 and $(4.6) for the three and six months ended March 31, 2018 and $0.3 and $0.7 for the three and six months ended April 1, 2017:
(Loss) gain recognized in other comprehensive income (loss), net	0.7	0.4	(3.6)	1.1
Loss reclassified from accumulated other comprehensive loss to the statements of operations	0.3	1.2	2.6	3.3
Other comprehensive income (loss)	11.1	2.6	15.6	(7.9)
Comprehensive (loss) income	$(670.3)	$529.4	$(259.1)	$605.4
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	March 31, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$614.2	$540.6
Accounts receivable, less reserves of $12.3 and $9.8, respectively	544.2	533.5
Inventories	361.9	331.6
Prepaid income taxes	52.1	22.4
Prepaid expenses and other current assets	62.8	50.5
Total current assets	1,635.2	1,478.6
Property, plant and equipment, net	468.6	472.8
Intangible assets, net	2,544.0	2,772.3
Goodwill	2,498.2	3,171.2
Other assets	88.4	84.7
Total assets	$7,234.4	$7,979.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$611.5	$1,150.8
Accounts payable	158.2	166.6
Accrued expenses	355.7	375.3
Deferred revenue	172.5	171.2
Current portion of capital lease obligations	1.7	1.6
Total current liabilities	1,299.6	1,865.5
Long-term debt, net of current portion	2,739.2	2,172.1
Capital lease obligations, net of current portion	21.8	22.7
Deferred income tax liabilities	543.5	973.6
Deferred revenue	19.1	20.8
Other long-term liabilities	165.6	140.2
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 289,187 and 287,853 shares issued, respectively	2.9	2.9
Additional paid-in-capital	5,657.3	5,630.8
Accumulated deficit	(2,657.4)	(2,382.7)
Treasury stock, at cost – 15,376 and 12,560 shares, respectively	(556.6)	(450.1)
Accumulated other comprehensive loss	(0.6)	(16.2)
Total stockholders’ equity	2,445.6	2,784.7
Total liabilities and stockholders’ equity	$7,234.4	$7,979.6
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	March 31, 2018	April 1, 2017
OPERATING ACTIVITIES
Net (loss) income	$(274.7)	$613.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	52.0	39.5
Amortization of acquired intangibles	188.7	170.9
Non-cash interest expense	11.2	26.9
Stock-based compensation expense	35.9	39.0
Deferred income taxes	(433.6)	(262.6)
Goodwill impairment charge	685.7	—
Intangible asset impairment charge	46.0	—
Debt extinguishment losses	45.9	—
Gain on sale of business	—	(899.7)
Fair value write-up of acquired inventory sold	—	2.4
Other adjustments and non-cash items	7.3	(5.9)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	2.5	28.0
Inventories	(27.5)	(29.0)
Prepaid income taxes	(29.8)	0.4
Prepaid expenses and other assets	(9.1)	(4.0)
Accounts payable	(9.5)	0.5
Accrued expenses and other liabilities	(22.5)	551.9
Deferred revenue	(2.0)	(18.2)
Net cash provided by operating activities	266.5	253.4
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(4.4)	(1,471.4)
Proceeds from sale of business	—	1,865.0
Capital expenditures	(24.6)	(24.5)
Increase in equipment under customer usage agreements	(24.2)	(25.3)
Proceeds from sale of available-for-sale marketable securities	0.1	81.8
Purchase of cost-method investment	(6.0)	—
Other activity	(2.2)	(1.8)
Net cash (used in) provided by investing activities	(61.3)	423.8
FINANCING ACTIVITIES
Repayment of long-term debt	(1,340.6)	(37.5)
Proceeds from long-term debt	1,500.0	—
Proceeds from senior notes	1,350.0	—
Repayment of senior notes	(1,037.7)	—
Payments to extinguish convertible notes	(302.8)	(21.0)
Repayment of amounts borrowed under accounts receivable securitization program	—	(44.0)
Proceeds from accounts receivable securitization program	—	8.0
Proceeds from amounts borrowed under revolving credit line	710.0	—
Repayments of amounts borrowed under revolving credit line	(900.0)	—
Payment of debt issuance costs	(23.5)	—
Repurchase of common stock	(90.7)	—
Proceeds from issuance of common stock pursuant to employee stock plans	16.3	26.6
Payments under capital lease obligations	(0.8)	—
Payment of minimum tax withholdings on net share settlements of equity awards	(15.6)	(17.6)
Net cash used in financing activities	(135.4)	(85.5)
Effect of exchange rate changes on cash and cash equivalents	3.8	(5.5)
Net increase in cash and cash equivalents	73.6	586.2
Cash and cash equivalents, beginning of period	540.6	548.4
Cash and cash equivalents, end of period	$614.2	$1,134.6
See accompanying notes.

HOLOGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(all tabular amounts in millions, except number of shares, which are reflected in thousands, and per share data)
(1) Basis of Presentation
The consolidated financial statements of Hologic, Inc. (“Hologic” or the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended September 30, 2017 included in the Company’s Form 10-K filed with the SEC on November 21, 2017. In the opinion of management, the financial statements and notes contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and six months ended March 31, 2018 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 29, 2018.
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
Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This guidance simplifies how companies calculate goodwill impairments by eliminating Step 2 of the impairment test. The guidance requires companies to compare the fair value of a reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The guidance is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in fiscal 2020. Early adoption is allowed and the Company adopted ASU 2017-04 in the second quarter of fiscal 2018. The Company applied this standard to the interim goodwill impairment test of the Medical Aesthetics reporting unit. No other reporting units required an interim impairment test. The interim goodwill impairment test is more fully described in Note 14.
In December 2016, the FASB issued Accounting Standards Update No. 2016-19, Technical Corrections and Improvements (ASU 2016-19). This guidance changes how companies classify internal-use software from classification within property, plant, and equipment to intangible assets. The amendments in the update are effective for annual periods beginning after December 15, 2016, and were applicable to the Company in fiscal 2018. The Company adopted ASU 2016-19 in the first quarter of fiscal 2018 and has reclassified $18.4 million of internal-use software from property, plant, and equipment to intangible assets as of September 30, 2017. Additionally, the Company reclassified $12.3 million of capitalized software embedded in its products from other assets to intangible assets as of September 30, 2017.
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three and six months ended March 31, 2018.

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
The Company has a payment obligation to the participants under its Nonqualified Deferred Compensation Plan (“DCP”). This liability is recorded at fair value based on the underlying value of certain hypothetical investments under the DCP as designated by each participant for their benefit. Since the value of the DCP obligation is based on quoted market prices, the liability is classified within Level 1.
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at March 31, 2018:

		Fair Value at Reporting Date Using
	Balance as of March 31, 2018	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate cap - derivative	6.2	—	6.2	—
Forward foreign currency contracts	0.7	—	0.7	—
Total	$6.9	$—	$6.9	$—
Liabilities:
Deferred compensation liabilities	$49.2	$49.2	$—	$—
Forward foreign currency contracts	4.6	—	4.6	—
Total	$53.8	$49.2	$4.6	$—
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets consist of cost-method equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill. There were no such remeasurements to cost-method equity investments and property, plant and equipment for the three and six months ended March 31, 2018 and April 1, 2017. During the second quarter of fiscal 2018, the Company recorded impairment charges of $46.0 million and $685.7 million to write-off an in-process research and development intangible asset and goodwill, respectively, related to its Medical Aesthetic reportable segment. As a result of these charges, the remaining carrying value of each asset is zero. These are level 3 measurements. See Note 3 and 14 for additional information.
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
Amounts outstanding under the Company’s Amended and Restated Credit Agreement and Securitization Program of $1.6 billion and $200.0 million aggregate principal, respectively, as of March 31, 2018 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2025 Senior Notes and 2028 Senior Notes had fair values of $0.9 billion and $0.4 billion, respectively, as of March 31, 2018 based on their trading prices, representing Level 1 measurements. Refer to Note 5 for the carrying amounts of the various components of the Company’s debt.

(3) Business Combinations

Cynosure, Inc.

On March 22, 2017, the Company completed the acquisition of Cynosure. Each share of common stock of Cynosure outstanding immediately prior to the effective time of the acquisition was canceled and converted into the right to receive $66.00 in cash. In addition, all outstanding restricted stock units, performance stock units, and stock options were canceled and converted into the right to receive $66.00 per share in cash less any applicable exercise price. The acquisition was funded through available cash, and the total purchase price was $1.66 billion. The Company incurred $18.8 million of transaction costs, which were recorded within general and administrative expenses.

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

The total purchase price was allocated to Cynosure’s tangible and identifiable intangible assets and liabilities based on the estimated fair values of those assets as of March 22, 2017, as set forth below. The purchase price allocation is as follows:

Cash	$107.2
Marketable securities	82.9
Accounts receivable	40.2
Inventory	120.0
Property, plant and equipment	44.1
Other assets and liabilities, net	11.9
Accounts payable and accrued expenses	(76.6)
Deferred revenue	(11.2)
Capital lease obligation	(25.2)
Identifiable intangible assets:
Developed technology	736.0
In-process research and development	107.0
Distribution agreement	42.0
Customer relationships	35.0
Trade names	74.0
Deferred income taxes, net	(315.2)
Goodwill	685.7
Purchase Price	$1,657.8

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Cynosure’s business.

As part of the purchase price allocation, the Company determined the identifiable intangible assets were developed technology, in-process research and development ("IPR&D"), a distribution agreement, customer relationships, and trade names. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using rates ranging from 11% to 12%, except for the IPR&D assets in which the Company used a range of 14% to 22%. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

The developed technology assets are comprised of know-how, patents and technologies embedded in Cynosure's products and relate to currently marketed products. The developed technology assets primarily comprise the significant product families of Cynosure, primarily SculpSure, Icon, and PicoSure.

IPR&D projects related to in-process projects that had not reached technological feasibility as of the acquisition date and had no alternative future use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the underlying project or expected commercial release depending on the project. The Company recorded $107.0 million of IPR&D related to three projects, which were expected to be completed during fiscal 2018 and 2019 with a cost to complete of approximately $18.0 million. All of the IPR&D assets were valued using the multiple-period excess earnings method approach.

During the fourth quarter of fiscal 2017, the Company obtained regulatory approval for two projects with an aggregate fair value of $61.0 million and these assets were reclassified to developed technology. The remaining project, which had an initial fair value of $46.0 million, was abandoned in the second quarter of fiscal 2018 due to unsuccessful clinical results. As a result, the Company recorded a $46.0 million impairment charge in the second quarter of fiscal 2018.

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

The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits that were expected to be realized from the Cynosure acquisition. These benefits included the expectation that the Company's entry into the aesthetics market would significantly broaden the Company's offering in women's health. The combined company was expected to benefit from a broader global presence, synergistic utilization of Hologic's direct sales force, primarily its GYN Surgical sales force, with certain Cynosure products, and the Company's entry into an adjacent cash-pay segment. During the second quarter of fiscal 2018, the Company identified indicators of impairment and performed an interim goodwill impairment analysis. This analysis resulted in the Company recording a goodwill impairment charge of $685.7 million in the second quarter of fiscal 2018. See Note 14 for additional information.

In fiscal 2017, Cynosure's revenue and pre-tax loss for the period from the acquisition date to September 30, 2017 were $207.5 million and $96.4 million, respectively, which excludes acquisition expenses incurred by the Company. The pre-tax loss includes amortization expense, the impact of the step-up in inventory, retention and integration expenses including legal and consulting fees, and restructuring charges. The following unaudited pro forma information presents the combined financial results for the Company and Cynosure as if the acquisition of Cynosure had been completed at the beginning of the prior fiscal year, September 26, 2015 (fiscal 2016):

Six Months Ended
April 1, 2017
(unaudited)
Revenue	$1,632.4
Net income	$594.9
Basic earnings per common share	$2.13
Diluted earnings per common share	$2.09

The unaudited pro forma information for the six months ended April 1, 2017 was calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. Fiscal 2017 unaudited pro forma net income was adjusted to exclude acquisition-related transaction costs and restructuring costs solely related to the consolidation of the Medical Aesthetics business, which would be included in fiscal 2016 unaudited pro forma net income. In addition, the fiscal year 2017 unaudited pro forma net income was adjusted to exclude expenses related to the fair value adjustments associated with the acquisition of Cynosure that were recorded by the Company. The pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments to reflect pro forma results of operations as if the acquisition occurred on September 27, 2015 (the beginning of fiscal 2016), such as increased amortization for the fair value of acquired intangible assets. The pro forma information does not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of the period presented, or of future results of the consolidated entities.

Medicor Medical Supply

On April 7, 2017, the Company completed the acquisition of MMS Medicor Medical Supplies GmbH ("Medicor") for a purchase price of approximately $19.0 million, which includes a working capital adjustment of $2.0 million that was paid in the fourth quarter of fiscal 2017, and a holdback of $1.9 million that is payable two years from the date of acquisition. Medicor was a long-standing distributor of the Company's Breast and Skeletal Health products in Germany, Austria and Switzerland. Based on the Company's preliminary valuation, it has allocated $5.4 million of the purchase price to the preliminary value of intangible assets, which have a weighted average life of 7.7 years, and $8.9 million to goodwill. The remaining $4.7 million of purchase price was allocated to the acquired tangible assets and liabilities. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities.

Emsor, S.A.

On December 11, 2017, the Company completed the acquisition of Emsor S.A. ("Emsor") for a purchase price of $15.4 million, which includes a holdback of $0.5 million that is payable eighteen months from the date of acquisition, and contingent consideration which the Company has estimated at $4.1 million. The contingent consideration is payable upon Emsor achieving predefined amounts of cumulative revenue over a two year period from the date of acquisition. Emsor was a distributor of the Company's Breast and Skeletal Health products in Spain and Portugal. Based on the Company's preliminary valuation, it has allocated $4.1 million of the purchase price to the preliminary value of customer relationship intangible assets and $5.2 million to goodwill. The remaining $6.0 million of purchase price has been allocated to acquired tangible assets and liabilities. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities.

(4) Restructuring Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. In addition, the Company continually assesses its management and organizational structure. As a result of these assessments, the Company has undertaken various restructuring actions, which are described below. The following table displays charges related to these actions recorded in the fiscal 2018 year to date period (six months ended March 31, 2018) and fiscal 2017 (the year ended September 30, 2017) and a rollforward of the accrued balances from September 30, 2017 to March 31, 2018:

	Fiscal 2018 Actions	Fiscal 2017 Actions	Fiscal 2016 Actions	Total
Restructuring Charges
Fiscal 2017 charges:
Workforce reductions	$—	$8.5	$—	$8.5
Facility closure costs	—	—	4.8	4.8
Fiscal 2017 restructuring charges	$—	$8.5	$4.8	$13.3
Fiscal 2018 charges:
Workforce reductions	$5.6	$—	$—	$5.6
Fiscal 2018 restructuring charges	$5.6	$—	$—	$5.6

	Fiscal 2018 Actions	Fiscal 2017 Actions	Fiscal 2016 Actions	Other	Total
Rollforward of Accrued Restructuring
Balance as of September 30, 2017	$—	$7.5	$3.7	$0.3	$11.5
Fiscal 2018 charges	5.6	—	—	—	5.6
Stock-based compensation	(1.3)	—	—	—	(1.3)
Severance payments and adjustments	(3.0)	(4.6)	(0.2)	—	(7.8)
Other payments	—	—	(0.6)	(0.2)	(0.8)
Balance as of March 30, 2018	$1.3	$2.9	$2.9	$0.1	$7.2
Fiscal 2018 Actions
During the first and second quarters of fiscal 2018, the Company decided to terminate certain employees across the organization, including a corporate executive and primarily sales and marketing personnel in its Diagnostics and Medical Aesthetics reportable segments. The charges were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712) or ASC 420, Exit or Disposal Cost Obligations (ASC 420) depending on the employee. As such, the Company recorded severance and benefits charges of $3.8 million and $1.8 million in the first and second quarters, respectively. Included within the first quarter charge is $1.3 million related to the modification of equity awards.
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
Fiscal 2016 Actions
In connection with the closure of the Bedford, Massachusetts facility, during the first quarter of fiscal 2017 the Company recorded $3.5 million for lease obligation charges related to a section of the facility that the Company had determined met the cease-use date criteria. The Company made certain assumptions regarding the time period it would take to obtain a subtenant and the sublease rates it can obtain. During the third quarter of fiscal 2017, the Company updated its assumption regarding the time period it will take to obtain a subtenant at the Bedford location and as a result recorded an additional $1.3 million lease obligation charge. These estimates may vary from the actual sublease agreements executed, if at all, resulting in an adjustment to the charge. The Company has vacated other portions of the building but not the entire facility, and at this time does not meet the cease-use date criteria to record additional restructuring charges for this facility.

(5) Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	March 31, 2018	September 30, 2017
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$56.0	$121.3
Revolver	155.0	345.0
Securitization Program	200.0	200.0
Convertible Notes	200.5	484.5
Total current debt obligations	$611.5	$1,150.8
Long-term debt obligations, net of debt discount and deferred issuance costs:
Term Loan	1,412.3	1,190.5
2022 Senior Notes	—	981.6
2025 Senior Notes	934.1	—
2028 Senior Notes	392.8	—
Total long-term debt obligations	$2,739.2	$2,172.1
Total debt obligations	$3,350.7	$3,322.9
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

As of March 31, 2018, the Company had $155.0 million outstanding under the Amended Revolver. Subsequent to March 31, 2018, the Company borrowed an additional net amount of $225.0 million to cash settle the conversion of the 2.00% Convertible Senior Notes due 2042.

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

Borrowings outstanding under the Amended and Restated Credit Agreement for the three and six months ended March 31, 2018 had weighted-average interest rates of 3.08% and 2.96%, respectively, and under the Prior Credit Agreement for the three and six months ended April 1, 2017 had weighted-average interest rates of 2.28% and 2.17%, respectively. The interest rate on the outstanding Amended Term Loan borrowing at March 31, 2018 was 3.38%. Interest expense under the Amended and Restated Credit Agreement aggregated $13.8 million and $26.2 million for the three and six months ended March 31, 2018, which includes non-cash interest expense of $0.5 million and $1.2 million, respectively, related to the amortization of the deferred issuance costs and accretion of the debt discount. Interest expense under the Prior Credit Agreement aggregated $9.8 million and $19.5 million for the three and six months ended April 1, 2017, which includes $1.0 million and $2.1 million of non-cash interest expense related to the amortization of the deferred issuance costs and accretion of the debt discount.

The Amended and Restated Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the Company, subject to negotiated exceptions, to incur additional indebtedness and grant additional liens on its assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Amended and Restated Credit Agreement requires the Company to maintain certain financial ratios. The Amended and Restated Credit Agreement also contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults and an event of default upon a change of control of the Company.

Borrowings are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Company, with certain exceptions. For example, borrowings under the Amended and Restated Credit Agreement are not secured by those accounts receivable that are transferred to the special purpose entity under the Company's Accounts Receivable Securitization program. The Amended and Restated Credit Agreement contains total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter and an excess cash flow prepayment requirement measured as of the end of each fiscal year. The total net leverage ratio was 5.00:1.00 beginning on the Company's fiscal quarter ended December 30, 2017, and then decreases over time to 4.50:1.00 for the quarter ending March 27, 2021. The interest coverage ratio was 3.75:1.00 beginning on the Company's fiscal quarter ended December 30, 2017, and remains as such for each quarter thereafter. The total net leverage ratio is defined as the ratio of the Company's consolidated net debt as of the quarter end to its consolidated adjusted EBITDA (as defined in the Amended and Restated Credit Agreement) for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of the Company's consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on the measurement date to adjusted consolidated cash interest expense (as defined in the Amended and Restated Credit Agreement) for the same measurement period. The Company was in compliance with these covenants as of March 31, 2018.

The Company evaluated the Amended and Restated Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified embedded derivatives that required bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives were a default provision, which could require additional interest payments, and a provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company determined that the fair value of these embedded derivatives was nominal as of March 31, 2018.

Pursuant to ASC 470, Debt (ASC 470), the accounting for the Amended and Restated Credit Agreement was evaluated on a creditor-by-creditor basis with regard to the Amended and Restated Credit Agreement to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the Amended and Restated Credit Agreement did not participate in this refinancing transaction and ceased being creditors of the Company. As a result, the Company recorded a debt extinguishment loss of $1.0 million in the first quarter of fiscal 2018 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to these creditors. For the remainder of the creditors, this transaction was accounted for as a modification because on a creditor-by-creditor basis the present value of the cash flows between the two debt instruments before and after the transaction was less than 10%. Pursuant to ASC 470, subtopic 50-40, third-party costs of $1.7 million related to this transaction were recorded as interest expense and $4.9 million was recorded as a reduction to debt representing deferred issuance costs and debt discount for fees paid directly to the lenders.

Senior Notes

On October 10, 2017, the Company completed a private placement of $350 million aggregate principal amount of its 4.375% Senior Notes due 2025 (the "2025 Senior Notes") at an offering price of 100% of the aggregate principal amount of the 2025 Senior Notes.

On January 19, 2018, the Company completed a private placement of $1.0 billion aggregate principal amount of senior notes, allocated between (i) an additional $600 million aggregate principal amounts of its 2025 Senior Notes pursuant to a supplement to the indenture governing the Company's existing 2025 Senior Notes, at an offering price of 100% of the aggregate principal amount of the 2025 Senior Notes and (ii) $400 million aggregate principal amounts of its 4.625% Senior Notes due 2028 (the "2028 Senior Notes") at an offering price of 100% of the aggregate principal amount of the 2028 Senior Notes.

2022 Senior Notes

The Company had 5.250% Senior Notes due 2022 (the “2022 Senior Notes”) outstanding and bore interest at the rate of 5.250% per year, payable semi-annually on January 15 and July 15 of each year. The Company recorded interest expense of $7.1 million and $21.1 million for the three and six months ended March 31, 2018, respectively, which included non-cash interest expense of $0.5 million and $1.5 million, respectively, related to the amortization of the deferred issuance costs and accretion of the debt discount.

The Company used the net proceeds of the 2025 Senior Notes and the 2028 Senior Notes offering in January 2018 to redeem in full the 2022 Senior Notes in the aggregate principal amount of $1.0 billion on February 15, 2018 at an aggregate redemption price of $1.04 billion, including a make-whole provision payment $37.7 million. As the Company planned to use the proceeds from the 2025 Senior Notes and the 2028 Senior Notes offering to redeem the 2022 Senior Notes, the Company evaluated the accounting for this transaction under ASC 470 to determine modification versus extinguishment accounting on a creditor-by-creditor basis. Certain 2022 Senior Note holders either did not participate in this refinancing transaction or reduced their holdings and these transactions were accounted for as extinguishments. As a result, the Company recorded a debt extinguishment loss in the second quarter of fiscal 2018 of $44.9 million, which comprised pro-rata amounts of the make-whole provision premium payment, debt discount and debt issuance costs. For the remaining 2022 Senior Notes holders who participated in the refinancing, these transactions were accounted for as modifications because on a creditor-by-creditor basis the present value of the cash flows between the debt instruments before and after the transaction was less than 10%. The Company recorded a portion of the transaction expenses of $2.6 million to interest expense pursuant to ASC 470, subtopic 50-40. The remaining debt issuance costs of $1.5 million and debt discount of $1.5 million related to the modified debt were allocated between the 2025 Senior Notes and 2028 Senior Notes on a pro-rata basis, and will be amortized over the life of the debt using the effective interest method.

2025 Senior Notes

The total aggregate principal balance of 2025 Senior Notes is $950 million. The 2025 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries. The 2025 Senior Notes mature on October 15, 2025 and bear interest at the rate of 4.375% per year, payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2018. The Company recorded interest expense of $9.4 million and $12.9 million for the three and six months ended March 31, 2018, respectively, which includes non-cash interest expense of $0.5 million and $0.6 million, respectively, related to the amortization of the deferred issuance costs and accretion of the debt discount.

The Company may redeem the 2025 Senior Notes at any time prior to October 15, 2020 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the indenture. The Company may also redeem up to 35% of the aggregate principal amount of the 2025 Senior Notes with the net cash proceeds of certain equity offerings at any time and from time to time before October 15, 2020, at a redemption price equal to 104.375% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. The Company also has the option to redeem the 2025 Senior Notes on or after: October 15, 2020 through October 14, 2021 at 102.188% of par; October 15, 2021 through October 14, 2022 at 101.094% of par; and October 15, 2022 and thereafter at 100% of par. In addition, if the Company undergoes a change of control coupled with a decline in ratings, as provided in the indenture, the Company will be required to make an offer to purchase each holder’s 2025 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

2028 Senior Notes

The total aggregate principal balance of the 2028 Senior Notes is $400 million. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries. The 2028 Senior Notes mature on February 1, 2028 and bear interest at the rate of 4.625% per year, payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 2018. The Company recorded interest expense of $3.7 million for the three and six months ended March 31, 2018 which includes non-cash interest expense of $0.1 million related to the amortization of the deferred issuance costs and accretion of the debt discount.

The Company may redeem the 2028 Senior Notes at any time prior to February 1, 2023 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the indenture. The Company may also redeem up to 35% of the aggregate principal amount of the 2028 Senior Notes with the net cash proceeds of certain equity offerings at any time and from time to time before February 1, 2021, at a redemption price equal to 104.625% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. The Company also has the option to redeem the 2028 Senior Notes on or after: February 1, 2023 through February 1, 2024 at 102.312% of par; February 1, 2024 through February 1, 2025 at 101.541% of par; February 1, 2025 through February 1, 2026 at 100.770% of par; and February 1, 2026 and thereafter at 100% of par. In addition, if the Company undergoes a change of control coupled with a decline in ratings, as provided in the indenture, the Company will be required to make an offer to purchase each holder’s 2028 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

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

On December 15, 2017, pursuant to the provisions of the indenture governing the Company's 2.00% Convertible Senior Notes due December 15, 2043 (the "2043 Notes"), the Company redeemed or repurchased an aggregate of $201.7 million in original principal amount of the 2043 Notes then outstanding for an aggregate repurchase price of $244.1 million, representing the then accreted principal amount of the 2043 Notes. The remaining $0.3 million in original principal amount of the 2043 Notes were converted, and the Company settled these conversions in the second quarter of fiscal 2018.

On January 29, 2018, the Company announced that pursuant to the terms of the indenture for the 2.00% Convertible Senior Notes due 2042 (the “2042 Notes”), holders of the 2042 Notes had the option of requiring the Company to repurchase their 2042 Notes on March 1, 2018 at a repurchase price payable in cash equal to 100% of the accreted principal amount of the 2042 Notes, plus accrued and unpaid interest. The Company also announced on January 29, 2018 that, it had elected to redeem, on March 6, 2018, all of the then outstanding 2042 Notes at a redemption price payable in cash equal to 100% of the accreted principal amount of the 2042 Notes, plus accrued and unpaid interest. Holders also had the right to convert their 2042 Notes. During the second quarter of fiscal 2018, 2042 Notes in aggregate original principal amount of $200.5 million were surrendered for conversion and the Company cash settled these conversions for $243.3 million during April 2018. The remaining $5.5 million in original principal amount was redeemed by the Company on March 6, 2018.

The term "Convertible Notes" refers to the 2042 Notes and the 2043 Notes. Interest expense under the Convertible Notes was as follows:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Amortization of debt discount	$0.6	$4.9	$3.5	$10.1
Amortization of deferred financing costs	0.1	0.2	0.2	0.5
Principal accretion	—	4.3	1.6	8.9
Non-cash interest expense	0.7	9.4	5.3	19.5
2.00% accrued interest (cash)	0.7	1.8	1.8	3.8
	$1.4	$11.2	$7.1	$23.3
Accounts Receivable Securitization Program
Effective April 20, 2018, the Company entered into an amendment to extend the Securitization Program an additional year to April 19, 2019. Under the amendment, the maximum borrowing amount increased to $225.0 million. As a result, on April 27, 2018, the Company borrowed an additional $25.0 million increasing the borrowed amount to the $225.0 million maximum allowed.

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
During fiscal 2015, the Company entered into separate interest rate cap agreements with multiple counter-parties to help mitigate the interest rate volatility associated with the variable interest rate on amounts borrowed under the term loan feature of its credit facilities (see Note 5). Interest rate cap agreements provide the right to receive cash if the reference interest rate rises above a contractual rate. The aggregate premium paid for the interest rate cap agreements was $13.2 million, which was the initial fair value of the instruments recorded in the Company's financial statements.
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
As of March 31, 2018, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial, and all changes in the fair value of the interest rate caps were recorded in the Consolidated Statements of Comprehensive (Loss) Income as a component of AOCI.
During the three and six months ended March 31, 2018 and April 1, 2017, the Company reclassified $0.3 million and $2.6 million, respectively, and $1.2 million and $3.3 million, respectively, from AOCI to the Consolidated Statements of Operations related to the interest rate cap agreements. The Company expects to similarly reclassify a loss of approximately $1.6 million from AOCI to the Consolidated Statements of Operations in the next twelve months.
The aggregate fair value of these interest rate caps was $6.2 million and $4.8 million at March 31, 2018 and September 30, 2017, respectively, and is included in Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet. Refer to Note 2 “Fair Value Measurements” above for related fair value disclosures.

Forward Foreign Currency Contracts
The Company enters into forward foreign currency exchange contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar and the Japanese Yen. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. The Company has not elected hedge accounting for any of the forward foreign currency contracts it has executed; however, the Company may seek to apply hedge accounting in future scenarios. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net. During the three and six months ended March 31, 2018, the Company recorded net realized losses of $2.1 million and of $2.3 million, respectively, from settling forward foreign currency contracts and unrealized losses of $1.7 million and $0.2 million, respectively, on the mark-to-market for its outstanding forward foreign currency contracts. During the three and six months ended April 1, 2017, the Company recorded net realized gains of $1.8 million and $3.0 million, respectively, from settling forward foreign currency contracts and an unrealized loss of $3.9 million and an unrealized gain of $4.5 million, respectively, on the mark-to-market for its outstanding forward foreign currency contracts.
As of March 31, 2018, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar of forecasted transactions denominated in the Euro, UK Pound, Australian dollar, Canadian Dollar and Japanese Yen with an aggregate notional amount of $106.1 million.
Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of March 31, 2018:

	Balance Sheet Location	March 31, 2018	September 30, 2017
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap agreements	Prepaid expenses and other current assets	$6.2	$3.6
Interest rate cap agreements	Other assets	—	1.2
		$6.2	$4.8

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$0.7	$0.4

Liabilities:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$4.6	$4.0
The following table presents the unrealized gain recognized in AOCI related to the interest rate caps for the following reporting periods:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Amount of gain (loss) recognized in other comprehensive income, net of taxes:
Interest rate cap agreements	$0.7	$0.4	$(3.6)	$1.1
The following table presents the adjustment to fair value (realized and unrealized) recorded within the Consolidated Statements of Operations for derivative instruments for which the Company did not elect hedge accounting:

Derivatives not classified as hedging instruments	Amount of Gain (Loss) Recognized in Income				Location of Gain (Loss) Recognized in Income
	Three Months Ended March 31, 2018	Three Months Ended April 1, 2017	Six Months Ended March 31, 2018	Six Months Ended April 1, 2017
Forward foreign currency contracts	$(3.8)	$(2.1)	$(2.5)	$7.5	Other income, net

(7) Commitments and Contingencies
Litigation and Related Matters

On June 9, 2010, Smith & Nephew, Inc. ("Smith & Nephew") filed suit against Interlace Medical, Inc. ("Interlace"), which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. The complaint alleged that the Interlace MyoSure hysteroscopic tissue removal device infringed U.S. patent 7,226,459 (the '459 patent). On November 22, 2011, Smith & Nephew filed suit against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that use of the MyoSure tissue removal system infringed U.S. patent 8,061,359 (the '359 patent). Both complaints sought preliminary and permanent injunctive relief and unspecified damages. On September 4, 2012, following a two week trial, the jury returned a verdict of infringement of both the '459 and '359 patents and assessed damages of $4.0 million. A two-day bench trial regarding the Company’s assertion of inequitable conduct on the part of Smith & Nephew with regard to the '359 patent began on December 10, 2012 and oral arguments on the issue of inequitable conduct were presented on February 27, 2013. On June 27, 2013, the Court denied the Company’s motions related to inequitable conduct and allowed Smith & Nephew’s request for injunction, but ordered that enforcement of the injunction be stayed until final resolution, including appeal, of the current re-examinations of both patents at the United States Patent and Trademark Office (“USPTO”). The Court also rejected the jury’s damage award and ordered the parties to identify a mechanism for resolving the damages issue. The USPTO issued final decisions that the claims of the '459 and the '359 patents asserted as part of the litigation are not patentable, which decisions Smith & Nephew appealed to the U.S. Patent Trial and Appeal Board ("PTAB"). In 2016, the PTAB (i) affirmed the USPTO decision with respect to the '459 patent, holding that the claims at issue are invalid, and (ii) reversed the USPTO decision with respect to the '359 patent, holding that the claims at issue are not invalid. The Company and Smith & Nephew have appealed the decisions by the Patent Trial and Appeal Board on the '359 patent and the '459 patent, respectively, to the U.S. Court of Appeals for the Federal Circuit ("Court of Appeals"). On January 30, 2018, the Court of Appeals issued a decision in the '459 patent appeal that affirmed-in-part and reversed-in-part the PTAB ruling and remanded the matter to the PTAB for further proceedings. On March 14, 2018, the Court of Appeals issued a decision in the ‘359 patent appeal that affirmed the PTAB ruling, holding that the claims at issue are not invalid. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On November 6, 2015, the Company filed a suit against Minerva Surgical, Inc. (“Minerva”) in the United States District Court for the District of Delaware, alleging that Minerva’s endometrial ablation device infringes U.S. Patent 6,872,183 (the '183 patent), U.S. Patent 8,998,898 and U.S. Patent 9,095,348 (the '348 patent). On December 14, 2015, the Company filed a motion for preliminary injunction against Minerva, seeking to enjoin Minerva from selling its endometrial ablation device pending a trial on the merits. On January 25, 2016, the Company amended the complaint to include claims against Minerva for unfair competition, deceptive trade practices and tortious interference with business relationships. On February 5, 2016, the Company filed a second amended complaint to additionally allege that Minerva’s endometrial ablation device infringes U.S. Patent 9,247,989 (the '989 patent). On March 4, 2016, in an answer to the Company’s complaint, Minerva also filed counterclaims against the Company, seeking declaratory judgment on the Company’s claims and asserting claims against the Company for unfair competition, deceptive trade practices, interference with contractual relationships, breach of contract and trade libel. On March 11, 2016, Minerva filed a motion for a preliminary injunction against the Company, seeking to enjoin the Company from making alleged false and deceptive statements about the Minerva product. On April 12, 2016, a preliminary injunction hearing was held related to the Company’s patent infringement claims and Minerva’s claims regarding the Company’s alleged false and deceptive statements. On June 2, 2016, the Court denied the Company’s motion for a preliminary injunction despite finding that Hologic had shown a likelihood of success on the merits regarding infringement of the ‘183 patent. The Court also denied Minerva’s request for preliminary injunction related to the Company’s alleged false and deceptive statements regarding the Minerva product. On April 24, 2017, the Court issued a Memorandum Order adopting the Company’s proposed construction of every disputed claim of the Hologic patents. Summary judgment motions and Daubert motions were filed by the parties on January 5, 2018. A jury trial is currently scheduled for July 2018. On March 4, 2016, Minerva filed two petitions at the USPTO for inter partes review of the '348 patent. On September 12, 2016, the PTAB declined both petitions to review patentability of the ‘348 patent. On April 11, 2016, Minerva filed a petition for inter partes review of the '183 patent. On October 6, 2016, the PTAB granted the petition and instituted a review of the '183 patent. On December 15, 2017, the PTAB issued a final written decision invalidating all claims of the ‘183 patent. On February 9, 2018 the Company appealed this decision to United States Court of Appeals for the Federal Circuit. On November 2, 2016, Minerva filed a petition for post-grant review of the '989 patent. On May 10, 2017, the PTAB granted the petition and instituted a review of the ‘989 patent. The Company filed a response to the petition on August 3, 2017. An oral argument was held on January 24, 2018. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On April 11, 2017, Minerva Surgical, Inc. (“Minerva”) filed suit against the Company and Cytyc Surgical Products, LLC (“Cytyc”) in the United States District Court for the Northern District of California alleging that the Company’s and Cytyc’s NovaSure ADVANCED endometrial ablation device infringes Minerva’s U.S. patent 9,186,208. Minerva is seeking a preliminary and permanent injunction against the Company and Cytyc from selling this NovaSure device as well as enhanced damages and interest, including in lost profits, price erosion and/or royalty. On January 5, 2018, the Court denied Minerva's motion for a preliminary injunction. On February 2, 2018, at the parties’ joint request, this action was transferred to the District of Delaware. Trial is scheduled for July 20, 2020. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

In January 2012, Enzo Life Sciences, Inc. ("Enzo") filed suit against the Company's subsidiary, Gen-Probe Incorporated ("Gen-Probe"), in the United States District Court for the District of Delaware, alleging that certain of Gen-Probe’s diagnostics products, including products that incorporate Gen-Probe’s hybridization protection assay technology (HPA), which include the Aptima line of products, infringe Enzo’s U.S. patent 6,992,180 (the '180 patent). On March 6, 2012, Enzo filed suit against the Company in the United States District Court for the District of Delaware, alleging that products based on the Company's Invader chemistry platform, such as Cervista HPV HR and Cervista HPV 16/18, infringe the '180 patent. On July 16, 2012, Enzo amended its complaint to include additional products that include HPA or TaqMan reagent chemistry, including the Progensa, AccuProbe and Prodesse product lines. The Company counter-claimed for non-infringement, invalidity and unenforceability of the '180 patent. On September 30, 2013, Enzo filed its infringement contentions which added products including "Torch" probes (e.g., MilliPROBE Real-Time Detection System for Mycoplasma), PACE and certain Procleix assays. Both complaints sought preliminary and permanent injunctive relief and unspecified damages. Summary judgment and Daubert motions were filed by the parties on December 15, 2016. A hearing on the summary judgment motions was held on April 4, 2017, and on June 28, 2017, the Court ruled that the '180 patent is invalid for nonenablement. Final judgment was entered on July 19, 2017, and on August 18, 2017, Enzo filed a notice of appeal with the Court of Appeals for the Federal Circuit. Enzo’s opening appeal brief was filed on November 28, 2017, and the Company’s responsive brief was filed on March 9, 2018. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On March 27, 2015, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware. The complaint alleges that certain additional Company molecular diagnostic products, including, inter alia, the Procleix Parvo/HAV assays and coagulation products, including the Invader Factor II test and the Invader Factor V test, also infringe the '180 patent. The complaint further alleged that certain of the Company’s molecular diagnostic products, including the Company’s Progensa PCA3, Aptima and Procleix products using target capture technology infringe Enzo’s U. S. Patent 7,064,197 (the '197 patent). On June 11, 2015, this matter was stayed pending the resolution of summary judgment motions in the other related suits involving the '197 patent. The litigation remains stayed. On March 30, 2016, Hologic filed two requests for inter partes review of the ‘197 patent at the USPTO. The USPTO instituted the two inter partes reviews on all challenged claims on October 4, 2016. Combined oral arguments for the two inter partes reviews were held on June 1, 2017. On September 28 and October 2, 2017, the PTAB issued final written decisions in the two inter partes reviews finding that all of the challenged claims of the ‘197 patent are unpatentable. In response to the final written decisions, Enzo filed notices of appeal on November 29, 2017, and the United States Court of Appeals for the Federal Circuit consolidated Enzo’s appeals on December 14, 2017. Enzo’s opening brief is due May 11, 2018. At this time, based on available information regarding this litigation and the related inter partes reviews, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On October 3, 2016, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware. The complaint alleges that all of the Company's Progensa PCA3, Aptima and Procleix products infringe U.S. Patent 6,221,581 (the '581 patent). On November 28, 2016, the Company filed an answer and counterclaims of non-infringement, invalidity and unenforceability. On June 30, 2017, Hologic filed its initial invalidity contentions, which provide support for finding that the asserted claims of the '581 patent are invalid based on anticipation, obviousness, lack of adequate written description and enablement, and indefiniteness. On August 31, 2017, the Company and Enzo filed supplemental invalidity charts and supplemental infringement charts, respectively. The parties filed their proposed claim constructions on

September 28, 2017. The Court granted Enzo’s motion to file an amended complaint adding Grifols Diagnostic Solutions Inc. and Grifols, S.A. (“Grifols”) as parties on November 9, 2017. The parties’ claim construction briefs are due in April 2018. On October 4, 2017, the Company filed for inter partes review of the ‘581 patent with the USPTO based on Enzo’s asserted claims. Enzo filed its preliminary response on January 19, 2018. On April 18, 2018, the USPTO denied the Company’s petition for inter partes review. The Company intends to seek further review of the USPTO denial order. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On February 3, 2017, bioMérieux, S.A. and bioMérieux, Inc. (collectively “bioMérieux”) filed suit against the Company in the United States District Court for the Middle District of North Carolina. The complaint alleged that the Company’s Aptima HIV-1 RNA Qualitative assay and Aptima HIV-1 Quant Dx assay, as well as products manufactured by the Company and sold to Grifols, S.A. and Grifols Diagnostic Solutions Inc. (“Grifols USA”) for resale under the names Procleix HIV-1/HCV assay, Procleix Ultrio assay, and Procleix Ultrio Plus assay, infringe U.S. Patent Nos. 8,697,352 and 9,074,262. On April 3, 2017, the Company and Grifols USA filed a Motion to dismiss asking the Court to dismiss the complaint in its entirety for bioMérieux’s failure to state a claim upon which relief can be granted. On June 9, 2017, Hologic and Grifols USA filed a supplemental motion to dismiss for improper venue. bioMérieux filed a response to the venue motion on June 30, 2017, and Hologic and Grifols USA responded by filing a brief in further support of their motion to dismiss for improper venue on July 14, 2017. On January 3, 2018, the district court judge for the Middle District of North Carolina granted the parties’ consent motion to transfer the case to Delaware. On March 26, 2018, the parties filed a joint letter with the Court providing a case description, proposed schedule, and checklist of significant topics. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or range of estimates, of potential losses.

On July 27, 2016, plaintiff ARcare, Inc., individually and as putative representative of a purported nationwide class, filed a complaint against Cynosure. The plaintiff alleges that Cynosure violated the Telephone Consumer Protection Act by: (i) sending fax advertisements that did not comply with statutory and Federal Communications Commission requirements that senders provide recipients with certain information about how to opt out from receiving faxed advertisements in the future; and (ii) sending unsolicited fax advertisements. The complaint sought damages, declaratory and injunctive relief, and attorneys’ fees on behalf of a purported class of all recipients of purported fax advertisements that the plaintiff alleges did not receive an adequate opt-out notice. On September 30, 2016, Cynosure answered the complaint and denied liability. On September 7, 2016, the plaintiff sent a demand letter seeking a class settlement for statutory damages under Massachusetts General Laws, Chapter 93A § 9 (“Chapter 93A”). On October 7, 2016, Cynosure responded denying any liability under Chapter 93A, but offering the plaintiff statutory damages of $25 on an individual basis. In March 2017, Cynosure and ARcare entered into a settlement agreement, subject to court approval, which requires Cynosure to pay settlement compensation of $8.5 million notwithstanding the number of claims filed. If approved, Cynosure would receive a full release from the settlement class concerning the conduct alleged in the complaint. As a result of the settlement agreement, Cynosure recorded a charge of $9.2 million, in the period ended December 31, 2016, which was accrued on the Company's balance sheet as of March 31, 2018.

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

On June 26 and 28, 2017, the Company filed suit against FUJIFILM Corp., FUJIFILM Medical Systems USA, Inc., and FUJIFILM Techno Products Co., Ltd. (collectively “Fujifilm”) in the United States District Court for the District of Connecticut and the United States International Trade Commission (“ITC”), respectively, alleging that Fujifilm’s Aspire Cristalle mammography system infringes U.S. Patent Nos. 7,831,296; 8,452,379; 7,688,940; 7,986,765. The Company seeks preliminary and permanent injunctions and an exclusion order against Fujifilm from making, using, selling, offering for sale, or importing into the United States allegedly infringing product and also seeks enhanced damages and interest. A hearing was held at the ITC before an Administrative Law Judge (“ALJ”) from April 9, 2018 to April 13, 2018. The ALJ took the case under advisement after the ITC hearing concluded.

On March 2, 2018, FUJIFILM Corporation and FUJIFILM Medical Systems U.S.A., Inc. (collectively “Fujifilm”) filed suit against the Company in the United States District Court for the District of Delaware alleging that certain of the Company’s mammography systems infringe U.S. Patent Nos. 7,453,979; 7,639,779; RE44,367; and 8,684,948. Fujifilm further alleges that the Company violated United States antitrust laws and Delaware competition laws regarding the sale of certain of the Company’s mammography systems. Fujifilm seeks injunctive relief and unspecified monetary damages including statutory treble damages for certain claims. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

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

(8) Net (Loss) Income Per Share
A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Basic weighted average common shares outstanding	277,114	280,215	276,985	279,439
Weighted average common stock equivalents from assumed exercise of stock options and stock units	—	2,541	—	2,842
Incremental shares from Convertible Notes premium	—	3,254	—	2,836
Diluted weighted average common shares outstanding	277,114	286,010	276,985	285,117
Weighted-average anti-dilutive shares related to:
Outstanding stock options and stock units	5,079	1,841	4,890	1,648
Convertible notes	1,079	—	1,406	—
In those reporting periods in which the Company has reported net income, anti-dilutive shares generally are comprised of those stock options that either have an exercise price above the average stock price for the period or the stock options’ combined exercise price and average unrecognized stock compensation expense upon exercise is greater than the average stock price. In those reporting periods in which the Company has a net loss, anti-dilutive shares are comprised of the impact of those number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the company had net income.

(9) Stock-Based Compensation
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Cost of revenues	$2.5	$3.6	$4.7	$6.4
Research and development	2.9	4.1	5.4	6.9
Selling and marketing	2.5	3.2	5.4	5.9
General and administrative	11.6	8.9	19.1	19.8
Restructuring	—	—	1.3	—
	$19.5	$19.8	$35.9	$39.0
The Company granted 1.7 million and 1.0 million stock options during the six months ended March 31, 2018 and April 1, 2017, respectively, with weighted-average exercise prices of $40.76 and $37.94, respectively. There were 6.6 million options outstanding at March 31, 2018 with a weighted-average exercise price of $31.56.
The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Risk-free interest rate	2.1%	1.8%	2.1%	1.8%
Expected volatility	35.3%	36.5%	35.3%	36.6%
Expected life (in years)	4.7	4.7	4.7	4.7
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$12.53	$13.44	$12.98	$12.28
The Company granted 0.8 million and 1.0 million restricted stock units (RSUs) during each of the six months ended March 31, 2018 and April 1, 2017, respectively, with weighted-average grant date fair values of $40.75 and $37.74 per unit, respectively. As of March 31, 2018, there were 1.9 million unvested RSUs outstanding with a weighted-average grant date fair value of $37.86 per unit. In addition, the Company granted 0.4 million and 0.1 million performance stock units (PSUs) during the six months ended March 31, 2018 and April 1, 2017, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $40.86 and $37.70 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company is recognizing compensation expense ratably over the required service period based on its estimate of the number of shares that will vest. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.3 million and 0.1 million market based awards (MSUs) to its senior management team during the six months ended March 31, 2018 and April 1, 2017, respectively. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $49.45 and $48.90 per share using the Monte Carlo simulation model. The Company is recognizing compensation expense for the MSUs ratably over the service period.
At March 31, 2018, there was $32.5 million and $81.1 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs and PSUs), respectively, to be recognized over a weighted-average period of 2.9 and 2.1 years, respectively.

(10) Disposition

Blood Screening Business

On December 14, 2016, the Company entered into a definitive agreement to sell the assets of its blood screening business to its long-time commercial partner, Grifols for a sales price of $1.85 billion in cash, subject to adjustment based on an estimated closing amount of inventory. The divestiture was completed on January 31, 2017, and the Company received $1.865 billion. The sale resulted in a gain of $899.7 million recorded in the second quarter of fiscal 2017 within operations in the Consolidated Statements of Operations. As a result of this disposition and proceeds received, the Company recorded a tax obligation of $649.5 million, which was paid in fiscal 2017. Upon the closing of the transaction, the Company's existing collaboration agreement with Grifols terminated, and a new collaboration agreement was executed as part of this transaction pursuant to which the Company provides certain research and development services to Grifols. In addition, the Company agreed to provide transition services to Grifols over the following two to three years depending on the nature of the respective service, including the manufacture of inventory. The Company also agreed to sell Panther instrumentation and certain supplies to Grifols as part of a long term supply agreement. In determining the accounting for the multiple elements of the overall arrangement, the Company allocated $13.1 million of the proceeds to these elements based on their estimated fair values.

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
Income from operations of the disposed business presented below represents the pretax profit of the business as it was operated prior to the date of disposition. The operating expenses include only those that were incurred directly by and were retained by the disposed business and are now incurred by Grifols. As noted above, the Company is performing a number of transition services and the financial impact from these services are not included in income from operations presented below. The Company is in effect serving as a contract manufacturer of assays for Grifols for a 2 to 3 year period from the date of disposal. For the three and six month periods ended April 1, 2017, revenue of the disposed business was $31.3 million and $96.5 million, respectively, and income from operations of the disposed business was $17.3 million and $45.8 million, respectively. Under the long term supply agreement, transition services agreement to manufacture assays and research and development services, the Company recorded revenue of $11.3 million and $23.9 million for the three and six months ended March 31, 2018.

(11) Other Balance Sheet Information

	March 31, 2018	September 30, 2017
Inventories
Raw materials	$114.1	$95.7
Work-in-process	48.8	45.0
Finished goods	199.0	190.9
	$361.9	$331.6

Property, plant and equipment
Equipment	$373.2	$357.9
Equipment under customer usage agreements	391.1	368.7
Building and improvements	173.7	172.0
Leasehold improvements	62.1	60.6
Land	46.5	46.3
Furniture and fixtures	21.4	20.8
	1,068.0	1,026.3
Less – accumulated depreciation and amortization	(599.4)	(553.5)
	$468.6	$472.8
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
Identifiable assets for the five principal operating segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its five reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three and six months ended March 31, 2018 and April 1, 2017. Segment information is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Total revenues:
Diagnostics	$279.7	$296.0	$564.3	$621.3
Breast Health	300.1	280.5	588.1	553.8
Medical Aesthetics	85.5	16.0	176.8	16.0
GYN Surgical	99.4	101.1	206.9	215.9
Skeletal Health	24.6	21.8	44.3	42.8
	$789.3	$715.4	$1,580.4	$1,449.8
Income (loss) from operations:
Diagnostics	$34.2	$929.7	$70.7	$970.9
Breast Health	101.5	92.7	191.2	177.9
Medical Aesthetics	(760.1)	(24.5)	(783.1)	(24.5)
GYN Surgical	17.9	1.8	48.2	27.2
Skeletal Health	2.3	0.1	2.9	(5.7)
	$(604.2)	$999.8	$(470.1)	$1,145.8
Depreciation and amortization:
Diagnostics	$64.1	$64.4	$128.8	$149.3
Breast Health	5.5	4.6	10.4	9.7
Medical Aesthetics	27.0	2.5	55.5	2.5
GYN Surgical	22.8	23.4	45.7	48.5
Skeletal Health	0.1	0.2	0.3	0.4
	$119.5	$95.1	$240.7	$210.4
Capital expenditures:
Diagnostics	$14.0	$11.5	$25.9	$21.8
Breast Health	3.8	1.8	7.3	4.0
Medical Aesthetics	3.5	0.4	5.1	0.4
GYN Surgical	3.3	3.3	5.7	7.4
Skeletal Health	0.1	0.1	0.8	0.4
Corporate	2.3	8.0	4.0	15.8
	$27.0	$25.1	$48.8	$49.8

	March 31, 2018	September 30, 2017
Identifiable assets:
Diagnostics	$2,548.2	$2,621.6
Breast Health	854.9	824.0
Medical Aesthetics	967.2	1,751.2
GYN Surgical	1,457.7	1,494.6
Skeletal Health	26.1	25.5
Corporate	1,380.3	1,262.7
	$7,234.4	$7,979.6

The Company had no customers that represented greater than 10% of consolidated revenues during the three and six months ended March 31, 2018 and April 1, 2017.
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
Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
United States	74.5%	79.7%	75.0%	78.9%
Europe	12.6%	9.7%	12.0%	10.1%
Asia-Pacific	7.9%	6.5%	8.3%	7.4%
Rest of World	5.0%	4.1%	4.7%	3.6%
	100.0%	100.0%	100.0%	100.0%

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
The Company’s effective tax rate for the three and six months ended March 31, 2018 was a benefit of 1.4% and 53.8%, respectively, compared to a provision of 45.6% and 43.4%, respectively, for the corresponding periods in the prior year. For the current three month period, the effective tax rate benefit was lower than the statutory tax rate primarily due to the operating loss resulting from the goodwill impairment charge recorded in the second quarter, substantially all of which is non-deductible. For the current six month period, the effective tax rate benefit was higher than the statutory tax rate primarily due to the year-to-date operating loss and the favorable impact of the Tax Cuts and Jobs Act (the "Act") enacted on December 22, 2017, partially offset by the unfavorable impact of the goodwill impairment charge. As a result of the Act, U.S. corporations are subject to lower income tax rates, and the Company was required to remeasure its U.S. net deferred tax liabilities at a lower rate resulting in a net benefit of $353.0 million recorded in the provision for income taxes. Partially offsetting this benefit, the Company recorded a charge of $26.0 million for transition taxes related to the deemed repatriation of foreign earnings. For the three and six month periods ended April 1, 2017, the effective tax rate was higher than the statutory tax rate primarily due to the gain on the sale of the blood screening business as the tax basis of the assets sold was lower than the book basis, partially offset by excess tax benefits from equity awards, earnings in jurisdictions subject to lower tax rates, the reversal of reserves from settling open audits, and the domestic production activities deduction benefit.

U.S. Tax Reform
The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.
At March 31, 2018, the Company has not completed its accounting for the tax effects of enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax, and recognized a provisional net benefit of $327.0 million, which is included in income tax expense.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing SEC registrants to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the additional estimated net income tax benefit of $327.0 million represents the Company’s best estimate based on its interpretation of the U.S. legislation as the Company is still accumulating data to finalize the underlying calculations, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the U.S. legislation.

In the three months ended December 30, 2017, the Company revised its estimated annual effective rate to reflect a change in the federal statutory income tax rate from 35% to 21%. The rate change is administratively effective at the beginning of the Company’s fiscal year, resulting in a blended rate for the annual period. The Company's blended statutory income tax rate for fiscal 2018 is 24.5%.

Deferred tax assets and liabilities: The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 24.5% for fiscal 2018 reversals and 21% for post-fiscal 2018 reversals. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional net benefit amount recorded related to the re-measurement of the Company’s deferred tax balance was $353.0 million.

Foreign tax effects: The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P) which were previously deferred from U.S. income taxes. The Company recorded a provisional amount for its one-time transition tax liability related to the deemed repatriation of the earnings of its foreign subsidiaries, resulting in an increase in income tax expense of $26.0 million. The Company has not yet finalized its calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of its post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. The Company continues to evaluate this assertion in its ongoing analysis of the effects of tax reform on the Company's strategic initiatives. The Company believes that determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis differences in these entities (i.e., basis differences in excess of those subject to the one time transition tax) is not practicable.

Further, starting in fiscal 2019, the Act subjects a U.S. shareholder of a controlled foreign corporation to current tax on “global intangible low-taxed income” (GILTI) and establishes a tax on certain payments from corporations subject to US tax to related foreign persons, also referred to as base erosion and anti-abuse tax (BEAT).

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

(14) Intangible Assets and Goodwill
Intangible assets consisted of the following:

Description	As of March 31, 2018		As of September 30, 2017
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,528.9	$2,346.7	$4,528.7	$2,186.8
In-process research and development	—	—	46.0	—
Customer relationships	559.9	412.4	552.8	393.8
Trade names	310.4	165.8	310.3	156.4
Distribution agreement	42.0	5.4	42.0	2.8
Non-competition agreements	1.6	0.2	1.5	0.1
Business licenses	2.6	2.3	2.4	2.2
Total acquired intangible assets	$5,445.4	$2,932.8	$5,483.7	$2,742.1

Internal-use software	67.8	50.0	64.5	46.1
Capitalized software embedded in products	16.7	3.1	14.3	2.0
Total intangible assets	$5,529.9	$2,985.9	$5,562.5	$2,790.2
The estimated remaining amortization expense of the Company's acquired intangible assets as of March 31, 2018 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2018	$188.6
Fiscal 2019	$366.4
Fiscal 2020	$355.2
Fiscal 2021	$333.3
Fiscal 2022	$320.9
Goodwill
During the second quarter of fiscal 2018, in connection with commencing its company-wide annual budgeting and strategic planning process, evaluating its current operating performance of its Medical Aesthetics reporting unit, and abandoning an in-process research and development project, the Company reduced its short term and long term revenue and operating income forecasts and determined that indicators of impairment existed in its Medical Aesthetics reporting unit. The Medical Aesthetics reporting unit is solely comprised of the Cynosure business, which the Company acquired on March 22, 2017. The updated forecast reflects significantly reduced volume and market penetration projections resulting in lower short-term and long-term profitability than expected at the time of the Cynosure acquisition. As a result of these current events and circumstances, the Company determined that it was more likely than not that this change would reduce the fair value of the reporting unit below its carrying amount. In performing the impairment test, the Company utilized the single step approach under Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). The Goodwill impairment test requires a comparison of the carrying value of the Medical Aesthetics reporting unit to its estimated fair value. To estimate the fair value of the reporting unit, the Company utilized the income approach. The income approach is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the reporting unit and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows were based on the Company's most recent budget and strategic plan and for period beyond the strategic plan, the Company's estimates are based on assumed growth rates expected as of the measurement date. The Company believes its assumptions were consistent with the plans and estimates used to manage the underlying business. The discount rate used is intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the reporting unit. The basis of fair value for Medical

Aesthetics assumed the reporting unit would be purchased or sold in a non-taxable transaction, and the discount rate of 12.0% applied to the after-tax cash flows was consistent with that used in the purchase accounting performed in fiscal 2017. As a result of this analysis, the fair value of the Medical Aesthetic reporting unit was significantly below its carrying value, and the Company recorded a goodwill impairment charge of $685.7 million during the second quarter of fiscal 2018. This reporting unit now has a goodwill value of zero. The Company believes its assumptions used to determine the fair value of the reporting unit are reasonable. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.
Due to the presence of impairment indicators, the Company also performed an impairment test of this reporting unit’s long-lived assets. This impairment evaluation was based on expectations of future undiscounted cash flows compared to the carrying value of the long-lived assets. The Company’s cash flow estimates were consistent with those used in the goodwill impairment test discussed above. Based on this analysis, the undiscounted cash flows of the Medical Aesthetics long-lived assets were in excess of their carrying value and thus deemed to not be impaired. The Company believes its procedures for estimating future cash flows were reasonable and consistent with market conditions at the time of estimation.

(15) Product Warranties
Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Acquired	Settlements/ Adjustments	Balance at End of Period
Six Months Ended:
March 31, 2018	$17.0	$8.4	$—	$(9.6)	$15.8
April 1, 2017	$5.0	$4.6	$9.9	$(4.1)	$15.4
(16) Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated balances of other comprehensive loss for the periods presented:

	Three Months Ended March 31, 2018				Six Months Ended March 31, 2018
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Total	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(13.0)	$(1.0)	$2.3	$(11.7)	$(18.5)	$(0.4)	$(1.6)	$4.3	$(16.2)
Other comprehensive income (loss) before reclassifications	10.1	—	0.7	10.8	15.6	—	0.6	(3.6)	12.6
Amounts reclassified to statement of income	—	—	0.3	0.3	—	0.4	—	2.6	3.0
Ending Balance	$(2.9)	$(1.0)	$3.3	$(0.6)	$(2.9)	$—	$(1.0)	$3.3	$(0.6)

	Three Months Ended April 1, 2017					Six Months Ended April 1, 2017
	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(41.8)	$2.1	$(2.5)	$(0.6)	$(42.8)	$(26.1)	$(0.3)	$(2.5)	$(3.4)	$(32.3)
Other comprehensive income (loss) before reclassifications	3.4	0.1	—	0.4	3.9	(12.3)	2.4	—	1.1	(8.8)
Amounts reclassified to statement of income	—	(2.5)	—	1.2	(1.3)	—	(2.4)	—	3.3	0.9
Ending Balance	$(38.4)	$(0.3)	$(2.5)	$1.0	$(40.2)	$(38.4)	$(0.3)	$(2.5)	$1.0	$(40.2)

In the first quarter of fiscal 2017, one of the Company's cost-method equity investments became a marketable security, and the Company recorded the increase in value on a gross basis of $4.0 million to other comprehensive income.

(17) Share Repurchase
On June 21, 2016, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common stock over the next 5 years. During the three and six months ended March 31, 2018, the Company repurchased 2.8 million shares of its common stock for total consideration of $106.5 million, of which $15.8 million was paid subsequent to March 31, 2018. As a result, $193.6 million remained available to be repurchased under this authorization as of March 31, 2018.

(18) New Accounting Pronouncements

See Note 1 for Recently Adopted Accounting Pronouncements

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values (e.g. cost method investments), however; the exception requires the Company to consider relevant transactions that can be reasonably known to identify any observable price changes that would impact the fair value. This guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. This guidance is effective for annual periods beginning after December 15, 2017, and is applicable to the Company in fiscal 2019. Early adoption is permitted. The Company is currently evaluating the anticipated impact of the adoption of ASU 2016-01 on its consolidated financial position and results of operations.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including those set forth under "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report, if any, as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 or any other of our subsequently filed reports. We qualify all of our forward-looking statements by these cautionary statements.

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
In the first quarter of fiscal 2017, we entered into a definitive agreement to sell our blood screening business to Grifols for a sales price of $1.85 billion in cash, subject to adjustment based on the closing amount of inventory. The transaction closed on January 31, 2017 and we received $1.865 billion. The sales price was subject to adjustment based on a finalization of inventory provided to Grifols. The sale resulted in a gain of $899.7 million recorded in the second quarter of fiscal 2017. As a result of this disposition and proceeds received, we recorded a tax obligation of $649.5 million, which was paid in fiscal 2017. Upon the closing of the transaction, our existing collaboration agreement with Grifols terminated, and a new collaboration agreement was executed as part of this transaction for us to provide certain research and development services to Grifols. In addition, we agreed to provide transition services to Grifols over a two to three year period depending on the nature of the respective service, including the manufacture of inventory, and we are in effect serving as a contract manufacturer of assays for Grifols for a two to three year period from the disposal date. We also agreed to sell Panther instrumentation and certain supplies to Grifols as part of a long term supply agreement. Following the closing of this disposition, we no longer operate our blood screening business, except to the limited extent we have agreed to support Grifols. Under the long term supply agreement, transition services agreement to manufacture assays, and research and development services, we recognized revenues of $11.3 million and $23.9 million for the three and six months ended March 31, 2018. For the disposed blood screening business, in the second quarter and year to date period of fiscal 2017, revenue was $31.3 million and $96.5 million, respectively, gross profit was $21.2 million and $64.8 million, respectively, and operating income was $17.3 million and $45.8 million, respectively. Revenue, gross profit and operating income of the disposed business represents the financial impact of the business as it was operated prior to the date of disposition. The operating expenses include only those that were incurred directly by and were retained by the disposed business and are now incurred by Grifols. See Note 10 to our consolidated financial statements included herein.
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
Trademark Notice
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 2D Dimensions, 3Dimensions, 3D Mammography, AccuProbe, Affirm Prone, Aptima, ATEC, Brevera, C-View, Cervista, Cynosure, Dimensions, Discovery, Eviva, Fluoroscan, Gen-Probe, Genius, Genius 3D, Genius 3D Mammography, Horizon, Icon, Invader, Medicor, MedLite, MultiCare, MyoSure, NovaSure, PACE, Panther, PicoSure, Procleix, Prodesse, Progensa, Rapid Fibronectin Test, SculpSure, ThinPrep, and Tigris.
Procleix, Ultrio, and Ultrio Plus are trademarks of Grifols Worldwide Operations Limited. MonaLisa Touch is a registered trademark of DEKA M.E.L.A. Srl-Calenzano-Italy.

ACQUISITIONS

Cynosure, Inc.

On March 22, 2017, we completed the acquisition of Cynosure. The acquisition was funded through available cash, and the total purchase price was $1.66 billion.

The allocation of the purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of March 22, 2017. The purchase price was allocated to the acquired assets and assumed liabilities based on management’s estimate of their then fair values.

As part of the purchase price allocation, the Company determined the identifiable intangible assets were developed technology of $736.0 million, in-process research and development of $107.0 million, trade names of $74.0 million, a distribution agreement of $42.0 million and customer relationships of $35.0 million. The fair value of the intangible assets was estimated using the income approach, specifically the excess earning method and relief from royalty method, and the cash flow projections were discounted using rates ranging from 11% to 12%. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

The developed technology assets comprise know-how, patents and technologies embedded in Cynosure’s products and relate to currently marketed products. In-process research and development projects relate to in-process projects that had not reached technological feasibility as of the acquisition date and had no alternative future use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the underlying product or expected commercial release depending on the project. We recorded $107.0 million of in-process research and development assets related to three projects, which were expected to be completed during fiscal 2018 and 2019 with a preliminary cost to complete of approximately $18.0 million. All of the in-process research and development assets were valued using the multiple-period excess earnings method approach using discount rates ranging from 14% to 22%.

During the fourth quarter of fiscal 2017, we obtained regulatory approval for two projects with an aggregate fair value of $61.0 million and these assets were reclassified to developed technology. The remaining project, which had an initial fair value of $46.0 million, was abandoned in the second quarter of fiscal 2018 due to unsuccessful clinical results. As a result, the Company recorded a $46.0 million impairment charge in the second quarter of fiscal 2018.

The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits that were expected to be realized from the Cynosure acquisition. These benefits included the expectation that the Company's entry into the aesthetics market would significantly broaden the Company's offering in women's health. The combined company was expected to benefit from a broader global presence, synergistic utilization of Hologic's direct sales force, primarily its GYN Surgical sales force, with certain Cynosure products, and the Company's entry into an adjacent cash-pay segment. During the second quarter of fiscal 2018, we identified indicators of impairment and performed an interim goodwill impairment test. This analysis resulted in us recording a goodwill impairment charge of $685.7 million in the second quarter of fiscal 2018. See "Results of Operations - Operating Expenses - Impairment of Goodwill" below, and Note 14 to our Consolidated Financial Statements included herein.

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

Emsor, S.A.

On December 11, 2017, we completed the acquisition of Emsor S.A. ("Emsor") for a purchase price of approximately $15.4 million, which includes contingent consideration which the Company has estimated at $4.1 million. The contingent consideration is payable upon Emsor achieving predefined amounts of cumulative revenue over a two year period from the date of acquisition. Emsor was a distributor of the Company's Breast and Skeletal Health products in Spain and Portugal. Based on the Company's preliminary valuation, it has allocated $4.1 million of the purchase price to the preliminary value of intangible assets and $5.2 million to goodwill. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities.

RESULTS OF OPERATIONS
All dollar amounts in tables are presented in millions.
Product Revenues

	Three Months Ended						Six Months Ended
	March 31, 2018		April 1, 2017		Change		March 31, 2018		April 1, 2017		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$273.6	34.7%	$291.2	40.7%	$(17.6)	(6.0)%	$552.6	35.0%	$610.3	42.1%	$(57.7)	(9.5)%
Breast Health	185.1	23.5%	173.3	24.2%	11.8	6.8%	360.2	22.8%	338.7	23.4%	21.5	6.3%
Medical Aesthetics	69.7	8.8%	14.4	2.0%	55.3	384.0%	146.5	9.3%	14.4	1.0%	132.1	916.5%
GYN Surgical	99.2	12.6%	101.0	14.1%	(1.8)	(1.7)%	206.5	13.1%	215.5	14.9%	(9.0)	(4.2)%
Skeletal Health	17.4	2.2%	14.9	2.1%	2.5	17.1%	29.9	1.9%	29.2	2.0%	0.7	2.4%
	$645.0	81.8%	$594.8	83.1%	$50.2	8.4%	$1,295.7	82.1%	$1,208.1	83.4%	$87.6	7.3%
We generated an increase in product revenues in both the current three and six month periods of 8.4% and 7.3%, respectively, compared to the corresponding period in the prior year primarily due to our acquisition of Cynosure on March 22, 2017 and an increase in Breast Health and Skeletal Health sales. Cynosure's results (after the date of acquisition) are reported in our Medical Aesthetics segment and is the sole business in this segment. Partially offsetting the increase, our Diagnostics business product revenues declined as a result of the sale of our blood screening business effective January 31, 2017, and we had lower revenues in GYN Surgical. Excluding blood screening, Diagnostics revenues increased $11.0 million and $24.2 million in the three and six months ended March 31, 2018, respectively, compared to the corresponding periods in the prior year. In addition, the first quarter of fiscal 2017 was a 14-week quarter and fiscal 2017 was a 53-week fiscal period.
Diagnostics product revenues decreased 6.0% and 9.5% in the current three and six month periods, respectively compared to the corresponding periods in the prior year primarily due to the decrease in blood screening revenues of $28.6 million and $81.8 million, respectively, as a result of the divestiture of the business during the second quarter of FY17, and we had four fewer selling days in the first quarter of fiscal 2018. In connection with the divestiture agreement, we have committed to providing Grifols manufacturing support through the defined transition services period and long term access to Panther instrumentation and certain supplies. As such, we will continue to generate a level of revenues, but much lower than historical trends. For the current three and six month periods, product revenue under the new long term supply agreement and transition services agreement to manufacture assays for Grifols was $9.0 million and $19.2 million, respectively. Excluding the divestiture of the blood screening business, diagnostic product revenues grew in the current three and six month periods driven by increases in Molecular Diagnostics and Cytology and Perinatal. In addition, a contributing factor to the revenue increase was the positive foreign currency exchange impact of the weakening U.S. dollar against a number of currencies.
Molecular Diagnostics product revenue was $147.4 million and $294.0 million for the current three and six month periods, respectively, and in particular revenue related to our Aptima family of assays, increased $9.1 million and $19.4 million in the current three and six month periods on a worldwide basis due to our increased installed base of Panther instruments, which is driving higher volumes of assay testing, and an increase in international sales of our virology products as we have recently received regulatory approval for certain of these products. These increases were partially offset by lower instrument sales and the loss of one week in the current six month period compared to the corresponding period in the prior year. Cytology and Perinatal product revenue increased $1.8 million and $4.7 million in the current three and six month periods, respectively, due to higher international ThinPrep volumes, partially offset by lower Perinatal revenue and lower domestic Thinprep test volumes, which we primarily attribute to screening interval expansion, while average selling prices remained relatively consistent in the US.
Breast Health product revenues increased 6.8% and 6.3% in the current three and six month periods compared to the corresponding periods in the prior year primarily due to increased unit volumes and higher average selling prices of our 3D Dimensions systems internationally, increased sales volume of our 2D Dimensions systems internationally, increased sales volume of our Affirm Prone table and Brevera breast biopsy system, which was recently commercially released in the US, an increase in Eviva and ATEC volumes internationally, and the positive foreign currency exchange impact of the weakening U.S. dollar against a number of currencies. In addition, the acquisition of Medicor and Emsor, former distributors of our products, resulted in higher mammography system revenues, primarily attributable to higher direct sales prices in their respective territories, in the current three and six month periods. These increases were partially offset by lower sales volume of our 2D Dimensions systems and related components in the U.S. due to market and competitive dynamics, as well as a shift to lower priced systems. In addition, we experienced lower sales of our C-View software product and 3D upgrades in the US.
Our Medical Aesthetics business commenced in fiscal 2017 as a result of the acquisition of Cynosure effective March 22, 2017. Accordingly, revenue in the second quarter of the prior year was only for an eleven day period compared to a full three and six month period in fiscal 2018.
GYN Surgical product revenues decreased 1.7% and 4.2% in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in volume of NovaSure system sales of $7.9 million and $17.9 million, respectively, which occurred in the U.S. We attribute this decrease primarily to increased competition and a stagnant market for endometrial ablation, partially offset by a slight increase in average selling prices from a mix shift to the higher priced NovaSure ADVANCED device, an increase in MyoSure system sales on a worldwide basis, and the positive foreign currency exchange impact of the weakening U.S. dollar against a number of currencies. In addition, we had four fewer selling days in the current six month period.
Skeletal Health product revenues increased 17.1% and 2.4% in the current three and six month periods compared to the corresponding periods in the prior year, primarily due to higher sales volume of our Horizon osteoporosis assessment product revenues in the U.S., which was partially offset in the current six month period by decrease in our mini C-arm sales in the U.S., which we attribute primarily to competitive pressures.

Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
United States	73.7%	78.8%	74.1%	77.9%
Europe	12.8%	10.1%	12.4%	10.7%
Asia-Pacific	8.2%	6.8%	8.6%	7.8%
Rest of World	5.3%	4.3%	4.9%	3.6%
	100.0%	100.0%	100.0%	100.0%
In both the current three and six month periods compared to the corresponding periods in the prior year, the percentage of product revenue from Europe, Asia-Pacific and Rest of World increased and the percentage of product revenue from the U.S. decreased. We attribute these changes, primarily to the Cynosure, Medicor, Emsor acquisitions, and to a lesser extent an increase in sales of digital mammography systems in Europe. In addition, the percentage of product revenue from regions other than the U.S., Europe and Asia-Pacific increased as we expanded our international infrastructure and sales efforts in these regions, most notably our Medical Aesthetics products, Thinprep Pap tests and Aptima products, partially offset by lower blood screening revenues.
Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 31, 2018		April 1, 2017		Change		March 31, 2018		April 1, 2017		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$144.3	18.3%	$120.6	16.9%	$23.7	19.7%	$284.7	18.0%	$241.7	16.7%	$43.0	17.8%
Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment, and to a lesser extent, our Medical Aesthetics business. The Breast Health business continues to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period. Our Medical Aesthetics business represented approximately 10.9% and 10.6% of service revenues in the three and six months ended March 31, 2018. Service and other revenues increased 19.7% and 17.8% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to an increase of $14.1 million and $28.7 million, respectively, contributed by Cynosure, which was acquired in the second quarter of fiscal 2017, and higher service contract conversion and renewal rates for our breast health business.
Cost of Product Revenues

	Three Months Ended						Six Months Ended
	March 31, 2018		April 1, 2017		Change		March 31, 2018		April 1, 2017		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$217.1	33.7%	$200.6	33.7%	$16.5	8.3%	$430.8	33.3%	$398.8	33.0%	$32.0	8.0%
Amortization of Intangible Assets	79.8	12.4%	65.2	11.0%	14.6	22.2%	159.6	12.3%	138.7	11.5%	20.9	15.0%
	$296.9	46.1%	$265.8	44.7%	$31.1	11.7%	$590.4	45.6%	$537.5	44.5%	$52.9	9.8%
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 33.7% and 33.3% in the current three and six month periods, respectively, compared to 33.7% and 33.0% in the corresponding periods in the prior year. Cost of product revenues as a percentage of product revenues in the current three and six month periods were relatively consistent within the legacy Hologic segments. However, the cost of product revenues was higher due to the inclusion of Cynosure results as Cynosure products have a lower gross margin than some of our legacy products, most notably our disposables and assays.

Diagnostics' product costs as a percentage of revenue decreased slightly in the current three and six month periods compared to the corresponding period in the prior year primarily due to increased Aptima assay volumes, favorable manufacturing variances, and the positive foreign currency exchange impact of the weakening U.S. dollar against a number of currencies. These improvements were primarily offset by the divestiture of the blood screening business that occurred during the second quarter of fiscal 2017. The products that we supply to Grifols under the new supply and collaboration agreements are at lower gross margins than we earned in the disposed business, and we expect this to continue.
Breast Health’s product costs as a percentage of revenue increased slightly in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in 3D upgrades and C-View software sales, which have higher gross margins than capital equipment sales, lower average sales prices of 3D Dimensions systems in the U.S. from a mix shift to our lower margin 3D Performance system and higher digital mammography systems internationally, which have lower average selling prices. The decreases were partially offset by higher sales volume of the Affirm Prone table and the Brevera breast biopsy system, higher average selling prices for Eviva and ATEC devices, and the positive foreign currency exchange impact of the weakening U.S. dollar against a number of currencies.
Medical Aesthetics included only eleven days of product costs in fiscal 2017 period, as compared to a full three and six months of such costs in the current fiscal year periods. In addition, the fiscal 2017 period included $2.4 million of product costs from the step-up to fair value of inventory we acquired in the Cynosure acquisition and sold during the 11 day period. The higher sales volume in the current periods and the increase in costs associated with the step-up of costs of inventory in the fiscal 2017 periods, all contributed to lower Medical Aesthetics product costs as a percentage of revenue in the current periods.
GYN Surgical’s product costs as a percentage of revenue was relatively consistent in the three and six month periods compared to the corresponding periods in the prior year.
Skeletal Health’s product costs as a percentage of revenue increased in the current three month period compared to the corresponding period in the prior year primarily due to unfavorable manufacturing variances. Product costs as a percentage of revenue decreased in the current six month period compared to the corresponding period in the prior year primarily due to higher obsolescence charges recorded in the prior year.
Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 8 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense has increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase of $15.5 million and $33.0 million, respectively, related to intangible assets acquired in the Cynosure acquisition, partially offset in the six month period by a decrease in amortization expense related to divestiture of the blood screening business of $5.4 million, lower amortization expense related to the Cytyc acquisition intangibles, which are being amortized based on the pattern of economic benefits, and having one less week of expense in the current six month period compared to the corresponding period in the prior year.
Cost of Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 31, 2018		April 1, 2017		Change		March 31, 2018		April 1, 2017		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$77.3	53.6%	$60.9	50.5%	$16.4	26.9%	$150.4	52.8%	$118.8	49.1%	$31.6	26.7%
Service and other revenues gross margin decreased to 46.4% and 47.2% in the current three and six month periods compared to 49.5% and 50.9% in the corresponding periods in the prior year primarily due to Cynosure's service gross margin, which is lower than that generated by the Breast Health business.

Operating Expenses

	Three Months Ended						Six Months Ended
	March 31, 2018		April 1, 2017		Change		March 31, 2018		April 1, 2017		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$56.8	7.2%	$55.4	7.7%	$1.4	2.5%	$111.6	7.1%	$109.8	7.6%	$1.8	1.6%
Selling and marketing	130.5	16.5%	103.4	14.4%	27.1	26.2%	270.0	17.1%	213.3	14.7%	56.7	26.6%
General and administrative	83.8	10.6%	117.4	16.4%	(33.6)	(28.6)%	161.7	10.2%	187.3	12.9%	(25.6)	(13.7)%
Amortization of intangible assets	14.7	1.9%	10.8	1.5%	3.9	36.1%	29.1	1.8%	32.2	2.2%	(3.1)	(9.3)%
Impairment of intangible asset	46.0	5.8%	—	—	46.0	100.0%	46.0	2.9%	—	—	46.0	100.0%
Impairment of Goodwill	685.7	86.9%	—	—	685.7	100.0%	685.7	43.4%	—	—	685.7	100.0%
Gain on sale of business	—	—%	(899.7)	(125.8)%	899.7	(100.0)%	—	—%	(899.7)	(62.1)%	899.7	(100.0)%
Restructuring charges	1.8	0.2%	1.6	0.2%	0.2	12.5%	5.6	0.4%	4.8	0.3%	0.8	16.7%
	$1,019.3	129.1%	$(611.1)	(85.4)%	$1,630.4	(266.8)%	$1,309.7	82.9%	$(352.3)	(24.3)%	$1,662.0	(471.8)%
Research and Development Expenses. Research and development expenses increased 2.5% and 1.6% in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the inclusion of Cynosure research and development expenses, which increased $6.0 million and $12.5 million, respectively, in the current year periods, and a $1.7 million charge for acquired intangible assets that have no future alternative use. These increases were partially offset by the divestiture of the blood screening business, lower project spend and outside consulting, a reduction in headcount primarily in Diagnostics and Breast Health, and one less week of expenses compared to the prior year six month period in which the first quarter of fiscal 2017 had 14 weeks. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses increased 26.2% and 26.6% in the current three and six month periods compared to the corresponding periods in the prior year. The increase in the current quarter was primarily due to the inclusion of Cynosure, which increased $29.6 million and $62.5 million, respectively, of selling and marketing expenses in the current year periods. Excluding Cynosure, expenses related to Hologic's legacy business decreased in the current three and six month periods compared to the corresponding prior year periods primarily due to lower marketing initiatives and trade shows, lower spend on travel and meeting expenses, a decline in sales personnel headcount in GYN Surgical and Diagnostics and one less week of expenses, partially offset by higher salary compensation from increased headcount in Breast Health, and increase in commissions, primarily in Breast Health.
General and Administrative Expenses. General and administrative expenses decreased 28.6% and 13.7% in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the prior year periods including a $28.8 million charge for a non-income tax related matter recorded in the second quarter of fiscal 2017, and acquisition, transaction and related expenses of $19.4 million recorded in the second quarter of fiscal 2017 and $22.0 million recorded in the six month period ended April 1, 2017 primarily related to the Cynosure acquisition. Partially offsetting these decreases, the current three and six month periods include expenses related to Cynosure, which increased $11.0 million and $24.7 million, respectively, including accelerated depreciation of Cynosure's ERP system, and increase in legal fees primarily related to the Fuji and Minerva lawsuits, increased international infrastructure costs, higher tax consulting fees and increased information systems costs. The current six month period also includes one less week of expenses.
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

Amortization expense increased in the current three month period compared to the corresponding period in the prior year primarily due to an increase of $4.2 million of amortization expense related to intangibles acquired in the Cynosure acquisition. Amortization expense decreased in the current six month period compared to the corresponding period in the prior year primarily due to lower amortization from intangible assets related to the blood screening business of $10.4 million that was disposed of in the second quarter of fiscal 2017 and one less week of expenses. This decrease was partially offset by an increases of $8.9 million of amortization expense related to Cynosure intangible assets.
Impairment of Intangible Asset. In the second quarter of fiscal 2018, we decided to cancel and abandon an in-process research and development project that was recorded as an intangible asset in the Cynosure acquisition purchase accounting. The project was abandoned due to unsuccessful clinical results. As a result, we recorded a $46.0 million impairment charge to write-off the full value of the asset.
Impairment of Goodwill. During the second quarter of fiscal 2018, in connection with commencing our company-wide annual budgeting and strategic planning process, evaluating the current operating performance of our Medical Aesthetics reporting unit, and abandoning an in-process research and development project, we reduced the short term and long term revenue and operating income forecasts and determined that indicators of impairment existed in our Medical Aesthetics reporting unit. The Medical Aesthetics reporting unit is solely comprised of the Cynosure business, which we acquired on March 22, 2017. The updated forecast reflects significantly reduced volume and market penetration projections resulting in lower short-term and long-term profitability than expected at the time of the Cynosure acquisition. As a result of these current events and circumstances, we determined that it was more likely than not that this change would reduce the fair value of the reporting unit below its carrying amount. In performing the impairment test, we utilized the single step approach under Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). The goodwill impairment test requires a comparison of the carrying value of the Medical Aesthetics reporting unit to its estimated fair value. To estimate the fair value of the reporting unit, we utilized the income approach. The income approach is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the reporting unit and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows were based on the Company's most recent budget and strategic plan and for period beyond the strategic plan, our estimates were based on assumed growth rates expected as of the measurement date. We believe our assumptions are consistent with the plans and estimates used to manage the underlying business. The discount rate used is intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the reporting unit. The basis of fair value for Medical Aesthetics assumed the reporting unit would be purchased or sold in a non-taxable transaction, and the discount rate of 12.0% applied to the after-tax cash flows was consistent with that used in the purchase accounting performed in fiscal 2017.
The Company believes its assumptions used to determine the fair value of the reporting unit are reasonable. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows. For additional information pertaining to impairment of goodwill, please refer to Note 14 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.
Gain on Sale of Business. In the second quarter of fiscal 2017, we completed the sale of our blood screening business to Grifols and recorded a gain of $899.7 million.
Restructuring and Divestiture Charges. In fiscal 2015, we decided to shut down our Bedford, Massachusetts facility and transfer production of our Skeletal Health products to a third-party contract manufacturer and other activities to our Marlborough, Massachusetts and Danbury, Connecticut facilities. We also implemented additional organizational changes to our international operations in fiscal 2016. In addition, in connection with our acquisition of Cynosure, we implemented certain organizational changes. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are recognized either ratably over the respective required employee service periods or up-front for contractual benefits, and other charges are being recognized as incurred. In the current quarter, we recorded charges of $1.8 million for severance benefits related to employees within our Medical Aesthetics segment. In the current six month period, we recorded $5.6 million for severance benefits primarily related to the departure of an executive officer and employees within our Diagnostics and Medical Aesthetics segments, primarily sales and marketing personnel. In the prior year three month period, we recorded $1.6 million for severance and benefits, primarily for certain Cynosure executives. In the prior year six month period, we recorded net charges of $3.5 million related to lease obligation charges for a vacated section of our Bedford facility, as well as charges of $1.3 million for severance and benefits primarily in our Medical Aesthetics segment. For additional information pertaining to restructuring actions and charges, please refer to Note 4 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Interest Expense

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Change		March 31, 2018	April 1, 2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(38.9)	$(37.5)	$(1.4)	3.7%	$(79.9)	$(77.9)	$(2.0)	2.5%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense in the current three and six month period has increased from the prior year primarily due to an increase in interest rates under our credit facilities, issuance costs expensed from the refinancing of our credit facilities in the first quarter of fiscal 2018 and issuance costs expensed from the issuance of the 2025 Senior Notes and 2028 Senior Notes in the second quarter of fiscal 2018 partially offset by lower interest from Convertible Note repurchases in fiscal 2017 and fiscal 2018, and the prior year first quarter of fiscal 2017 had an additional week of expense.
Debt Extinguishment Losses

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Change		March 31, 2018	April 1, 2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Debt Extinguishment Losses	$(44.9)	$—	$(44.9)	100.0%	$(45.9)	$—	$(45.9)	100.0%

In the first quarter of fiscal 2018, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A. The proceeds under the Amended and Restated Credit Agreement of $1.8 billion were used, among other things, to pay off the Term Loan and Revolver outstanding under the Prior Credit Agreement. In connection with this transaction, we recorded a debt extinguishment loss of $1.0 million in the first quarter of fiscal 2018. In the second quarter of fiscal 2018, we completed private placement of $1.0 billion aggregate principal amount of senior notes allocated between the 2025 Senior Notes and 2028 Senior Notes. The proceeds under the 2025 Senior Notes and 2028 Senior Notes offering and our available cash were used to redeem the 2022 Senior Notes in the same principal amount. In connection with this transaction, we recorded a debt extinguishment loss of $44.9 million in the second quarter of fiscal 2018. For additional information pertaining to these transactions, please refer to Note 5 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Other (Expense) Income, net

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Change		March 31, 2018	April 1, 2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other (Expenses) Income, net	$(5.1)	$3.4	$(8.5)	(250.0)%	$(2.2)	$13.6	$(15.8)	(116.2)%

For the current three month period, this account primarily consisted of a loss of $4.5 million of net foreign currency exchange losses primarily from the mark-to market of outstanding forward foreign currency exchange contracts. For the second quarter of fiscal 2017, this account primarily consisted of $3.6 million of net realized gains on the sale of marketable securities, a gain of $1.6 million on the cash surrender value of life insurance contracts related to our deferred compensation plan, partially offset by $1.9 million in net foreign currency exchanges losses.

For the current six month period, this account primarily consisted of a loss of $2.9 million of net foreign currency exchange losses primarily from the mark-to market of outstanding forward foreign currency exchange contracts, a realized loss of $0.6 million on the sale of a marketable security, partially offset by a net gain of $1.2 million on the cash surrender value of life insurance contracts related to our deferred compensation plan and a $0.7 million insurance recovery. For the prior year corresponding six month period, this account primarily consisted of $3.6 million of net realized gains on the sale of marketable securities, a gain of $2.5 million on the cash surrender value of life insurance contracts related to our deferred compensation plan and $7.3 million in net foreign currency exchanges gains.
(Benefit) Provision for Income Taxes

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Change		March 31, 2018	April 1, 2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
(Benefit) Provision for Income Taxes	$(9.6)	$440.8	$(450.4)	**	$(320.5)	$470.4	$(790.9)	**
** Percentage not meaningful
Our effective tax rate for the three and six months ended March 31, 2018 was a benefit 1.4% and 53.8%, respectively, compared to a provision of 45.6% and 43.4%, respectively, for the corresponding periods in the prior year. For the current three month period, the effective tax rate benefit was lower than the statutory tax rate primarily due to the operating loss resulting from the goodwill impairment charge recorded in the second quarter, substantially all of which is non-deductible. For the current six month period, the effective tax rate benefit was higher than the statutory tax rate primarily due to the year-to-date operating loss and the favorable impact of the Tax Cuts and Jobs Act (the "Act") enacted on December 22, 2017, partially offset by the unfavorable impact of the goodwill impairment charge. We have made reasonable estimates of the effects of the Act and these estimates could change in future periods as we complete our analysis of the effects of the Act (refer to Note 13 of the accompanying notes to the consolidating financial statements for additional discussion). As a result of the Act, U.S. corporations are subject to lower income tax rates, and we were required to remeasure our U.S. net deferred tax liabilities at a lower rate in the first quarter of fiscal 2018, resulting in a net benefit of $353.0 million recorded in the provision for income taxes. Partially offsetting this benefit, we recorded a charge of $26.0 million for transition taxes related to the deemed repatriation of foreign earnings. For the three and six month periods ended April 1, 2017, the effective tax rate was higher than the statutory tax rate primarily due to the gain on the sale of the blood screening business as the tax basis of the assets sold was lower than the book basis, partially offset by excess tax benefits from equity awards, earnings in jurisdictions subject to lower tax rates, the reversal of reserves from settling open audits, and the domestic production activities deduction benefit.
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
Diagnostics

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Change		March 31, 2018	April 1, 2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$279.7	$296.0	$(16.3)	(5.5)%	$564.3	$621.3	$(57.0)	(9.2)%
Operating Income	$34.2	$929.7	$(895.5)	(96.3)%	$70.7	$970.9	$(900.2)	(92.7)%
Operating Income as a % of Segment Revenue	12.2%	314.1%			12.5%	156.3%
Diagnostics revenues decreased in the current three and six month periods compared to the corresponding period in the prior year primarily due to the fluctuations in product revenues discussed above. The primary driver of the reduction in revenues was the divestiture of the blood screening business in the second quarter of fiscal 2017.
Operating income for this business segment decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the gain on the disposition of the blood screening business of $899.7 million recorded in the second quarter of fiscal 2017 and a decrease in gross profit in the current three and six month periods primarily due to the blood screening divestiture. Excluding the impact of the gain, operating income increased $4.2 million in the current three month period and remained consistent in the current six month period compared to the corresponding periods in the prior year. The increase in the current three month period was primarily due to lower operating expenses partially offset by a reduction in gross profit primarily due to the divestiture of blood screening business. Gross margin was 46.7% and 47.3% in the current three and six month periods, respectively, compared with 46.7% and 47.8% in the corresponding prior year periods. The decrease in gross margin in the current three and six month periods was primarily due to lower revenues as a result of the disposition of the higher-margin blood screening business and lower margins generated under a new supply and collaboration arrangement. These gross margin decreases were partially offset by the impact of the increase in Aptima assay volumes, favorable manufacturing variances, lower amortization expense, and the positive foreign currency exchange impact of the weakening U.S. dollar against a number of currencies.
Exclusive of the impact of the gain on the sale of the blood screening business, operating expenses decreased in the three and six month periods compared to the corresponding periods in the prior year primarily due to lower amortization expense as a result of the blood screening divestiture, lower research and development expenses related to a reduction in project spending as well as the divestiture of blood screening, lower headcount in R&D and sales, no transaction fees in the current fiscal year, and one less week of expenses in the current fiscal year, partially offset by restructuring charges for the current six month period.
Breast Health

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Change		March 31, 2018	April 1, 2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$300.1	$280.5	$19.6	7.0%	$588.1	$553.8	$34.3	6.2%
Operating Income	$101.5	$92.7	$8.8	9.5%	$191.2	$177.9	$13.3	7.4%
Operating Income as a % of Segment Revenue	33.8%	33.1%			32.5%	32.1%
Breast Health revenues increased in the three and six month periods compared to the corresponding periods in the prior year primarily due to increases of $11.8 million and $21.5 million in product revenue, respectively, discussed above and increases of $7.8 million and $12.8 million, respectively, in service revenue related to continued conversion of a high percentage of the installed base of digital mammography systems to service contracts upon expiration of the warranty period.

Operating income for this business segment increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in gross profit from higher revenues. The overall gross margin decreased to 60.0% and 60.1% in the current three and six month periods, respectively, compared to 61.9% and 61.3% in corresponding three and six month periods in the prior year, respectively, primarily due to the increase in service revenue, which has lower margins, and decrease in C-View software and 3D upgrades, which have higher gross margins than capital equipment sales. The gross margin decreases were partially offset by higher gross margins from sales volume increases in the Affirm Prone table and the Brevera breast biopsy system, and higher average selling prices of Eviva and ATEC devices, and the positive foreign currency exchange impact of the weakening U.S. dollar against a number of currencies.
Operating expenses decreased in the current three month period and increased in the current six month period compared to the corresponding periods in the prior year. The decrease in the current three month period is primarily due to decreased headcount in the R&D organization and reduced marketing spend, partially offset by an increase in legal expenses for the Fuji litigation and expenses from the Medicor and Emsor acquisitions, and commissions. The increase in the current six month period is primarily due to increase in salary compensation from increased headcount in the Breast Health sales organization, increased expenses from the Medicor and Emsor acquisitions, increased commissions and litigation expenses, partially offset by one less week of expenses in fiscal 2018.
Medical Aesthetics

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Change		March 31, 2018	April 1, 2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$85.5	$16.0	$69.5	**	$176.8	$16.0	$160.8	**
Operating Loss	$(760.1)	$(24.5)	$(735.6)	**	$(783.1)	$(24.5)	$(758.6)	**
Operating Loss as a % of Segment Revenue	(889.0)%	(153.0)%			(442.9)%	(153.1)%
** Percentage not meaningful
Medical Aesthetics revenue, which is solely from the Cynosure acquisition completed on March 22, 2017, increased in the current three and six month periods as the prior year periods only have eleven days of revenue.
The operating loss in the current three and six month periods was primarily due to the impairment charges for goodwill of $685.7 million and an in-process research and development intangible asset of $46.0 million recorded in the second quarter and amortization expense of $22.2 million and $44.0 million, respectively. The operating loss in the prior year periods was primarily due to acquisition expenses of $18.5 million, amortization of intangible assets of $2.5 million, step-up to fair value of inventory sold of $2.4 million, restructuring and retention costs and integration expenses, partially offset by gross profit in absolute dollars from revenues.
GYN Surgical

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Change		March 31, 2018	April 1, 2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$99.4	$101.1	$(1.7)	(1.7)%	$206.9	$215.9	$(9.0)	(4.2)%
Operating Income	$17.9	$1.8	$16.1	922.1%	$48.2	$27.2	$21.0	77.2%
Operating Income as a % of Segment Revenue	18.0%	1.7%			23.3%	12.6%
GYN Surgical revenues decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the decrease in product revenues discussed above.

Operating income for this business segment increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a charge in the prior year periods of $15.5 million for a non-income tax matter. Although gross profit declined slightly due to lower revenues, gross margin was consistent in the current three and six month periods at 61.6% and 63.3%, respectively, compared to 61.9% and 63.0%, respectively, in the corresponding periods in the prior year.
Operating expenses decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the non-income tax matter charge recorded in the prior year, lower compensation from a decrease in sales personnel headcount, and lower marketing spend, partially offset by an increase in legal expenses from the Minerva litigation. The current six month period had lower operating expenses also due to the resolution of a part of the non-income tax matter in the first quarter of fiscal 2018, which resulted in a $4.0 million reduction in the Company's expected liability of which $3.2 million was related to GYN Surgical, and one less week of expenses.
Skeletal Health

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Change		March 31, 2018	April 1, 2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$24.6	$21.8	$2.8	12.8%	$44.3	$42.8	$1.5	3.5%
Operating Income (Loss)	$2.3	$0.1	$2.2	2,181.0%	$2.9	$(5.7)	$8.6	(150.2)%
Operating Income (Loss) as a % of Segment Revenue	9.3%	0.5%			6.5%	(13.3)%
Skeletal Health revenues increase in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above.
Operating income increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to lower operating expenses in both periods and $2.0 million increase in gross profit due to higher obsolescence charges recorded in the prior year six month period. In the current three and six month periods, gross margin was 41.4% and 43.6%, respectively, compared to 44.8% and 39.7%, respectively, in the corresponding periods in the prior year. This business also had lower operating expenses due to the prior year six month period included facility closure costs incurred for the Bedford facility of $3.5 million and we had one less week of expenses.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2018, we had $335.6 million of working capital and our cash and cash equivalents totaled $614.2 million. Our cash and cash equivalents balance increased by $73.6 million during the first six months of fiscal 2018 primarily due to cash generated through cash flow from our core operating activities, partially offset by net repayments of debt, repurchases of common stock and capital expenditures.
In the first six months of fiscal 2018, our operating activities provided cash of $266.5 million. We incurred a net loss of $(274.7) million which was offset by a non-cash goodwill impairment charge of $685.7 million, non-cash charges for depreciation and amortization aggregating $240.7 million, a non-cash intangible asset charge of $46.0 million, debt extinguishment losses of $45.9 million, stock-based compensation expense of $35.9 million and non-cash interest expense of $11.2 million related to our outstanding debt. These adjustments to net loss were partially offset by a decrease in net deferred tax liabilities of $433.6 million, primarily from the change in tax rate due to tax reform, and to a lesser extent, the amortization of intangible assets. Cash provided by operations also included a net cash outflow of $97.9 million from changes in our operating assets and liabilities. The net cash outflow was driven primarily by an increase in prepaid income taxes of $29.8 million for estimated federal income taxes, an increase in inventory of $27.5 million primarily to meet anticipated demand and launch newer products, and a decrease in accrued expenses and other liabilities of $22.5 million primarily related to a decrease in compensation accruals for the payment of the fiscal 2017 year-end bonus, higher fourth quarter fiscal 2017 commissions and lower accrued payroll in fiscal 2018 based on the timing of payments, and non-income tax payments, partially offset by an increase in accrued interest on debt based on timing of payments.,
In the first six months of fiscal 2018, our investing activities used cash of $61.3 million primarily related to $48.8 million for capital expenditures, which primarily consisted of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware, the purchase of a strategic cost-method equity investment of $6.0 million and a net cash payment of $4.4 million to acquire Emsor.
In the first six months of fiscal 2018, our financing activities used cash of $135.4 million primarily for payments of $1.3 billion to pay off the Term Loan outstanding under the Prior Credit Agreement, $1.0 billion to pay-off the 2022 Senior Notes, $302.8 million to repurchase our 2042 and 2043 Convertible Notes including accreted principal on the 2043 Notes and conversion premium on the 2042 Notes, $190.0 million of net repayments on amounts borrowed under our revolving credit facilities, $90.7 million for payments to repurchase common stock, $23.5 million of payments for debt issuance costs related to the Amended and Restated Credit Agreement and Senior Notes refinancings, and payments of $15.6 million for employee-related taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $1.5 billion from the Amended and Restated Credit Agreement, proceeds of $1.35 billion from issuance of the 2025 and 2028 Senior Notes and $16.3 million from our equity plans, primarily from the exercise of stock options.
Debt
We had total recorded debt outstanding of $3.4 billion at March 31, 2018, which was comprised of amounts outstanding under our Amended and Restated Credit Agreement and Amended Revolver of $1.62 billion (principal of $1.64 billion), 2025 Senior Notes of $934.1 million (principal of $950.0 million), 2028 Senior Notes of $392.8 million (principal of $400.0 million), Convertible Notes of $200.5 million and amounts outstanding under the accounts receivable securitization program of $200.0 million.
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

As of March 31, 2018, we had $155.0 million outstanding under the Amended Revolver. Subsequent to March 31, 2018, we borrowed an additional net amount of $225.0 million to cash settle the conversion of the 2042 Notes.

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

The Amended and Restated Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the Company, subject to negotiated exceptions, to incur additional indebtedness and grant additional liens on its assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Amended and Restated Credit Agreement requires the Company to maintain certain financial ratios. The Amended and Restated Credit Agreement also contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults and an event of default upon a change of control of the Company.

The Amended and Restated Credit Agreement contains two financial covenants (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each fiscal quarter and an excess cash flow prepayment requirement measured as of the end of each fiscal year. As of March 31, 2018, we were in compliance with these covenants.

2025 Senior Notes

The total aggregate principal balance of 2025 Senior Notes is $950 million. The 2025 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries. The 2025 Senior Notes were issued pursuant to an indenture, dated as of October 10, 2017 and supplemented as of January 19, 2018, among the Company, the guarantors and Wells Fargo Bank, National Association, as trustee. The 2025 Senior Notes mature on October 15, 2025 and bear interest at the rate of 4.375% per year, payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2018. We may redeem the 2025 Senior Notes at any time prior to October 15, 2020 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the Indenture. We may also redeem up to 35% of the aggregate principal amount of the 2025 Senior Notes with the net cash proceeds of certain equity offerings at any time and from time to time before October 15, 2020, at a redemption price equal to 104.375% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. We also have the option to redeem the 2025 Senior Notes on or after: October 15, 2020 through October 14, 2021 at 102.188% of par; October 15, 2021 through October 14, 2022 at 101.094% of par; and October 15, 2022 and thereafter at 100% of par. In addition, if there is a change of control coupled with a decline in ratings, as provided in the indenture, we will be required to make an offer to purchase each holder’s 2025 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

2028 Senior Notes

The total aggregate principal balance of the 2028 Senior Notes is $400 million. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries. The 2028 Senior Notes were issued pursuant to an indenture, dated as of January 19, 2018, among the Company, the guarantors and Wells Fargo Bank, National Association, as trustee. The 2028 Senior Notes mature on February 1, 2028 and bear interest at the rate of 4.625% per year, payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 2018. We may redeem the 2028 Senior Notes at any time prior to February 1, 2023 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the indenture. We may also redeem up to 35% of the aggregate principal amount of the 2028 Senior Notes with the net cash proceeds of certain equity offerings at any time and from time to time before February 1, 2021, at a redemption price equal to 104.625% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. We also have the option to redeem the 2028 Senior Notes on or after: February 1, 2023 through February 1, 2024 at 102.312% of par; February 1, 2024 through February 1, 2025 at 101.541% of par; February 1, 2025 through February 1, 2026 at 100.770% of par; and February 1, 2026 and thereafter at 100% of par. In addition, if there is a change of control coupled with a decline in ratings, as provided in the indenture, we will be required to make an offer to purchase each holder’s 2028 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

Convertible Notes

At March 31, 2018, we had outstanding 2042 Notes in the aggregate principal amount $200.5 million. On January 29, 2018, we announced that, pursuant to the terms of the indenture governing the 2042 Notes, we had elected to redeem, on March 6, 2018, all of the then outstanding 2042 Notes at a redemption price payable in cash equal to 100% of the accreted principal amount of the 2042 Notes, plus accrued and unpaid interest, including contingent interest, if any, to, but not including the redemption date. During the second quarter of fiscal 2018, 2042 Notes in aggregate principal amount of $200.5 million were surrendered for conversion and we elected to cash settle the conversions for $243.3 million, which was paid in April 2018. Funds for this cash settlement were borrowed under the Amended Revolver.

Accounts Receivable Securitization Program
On April 25, 2016, we entered into a one-year $200.0 million accounts receivable securitization program (the "Securitization Program") with several of our wholly owned subsidiaries and certain financial institutions. Under the terms of the Securitization Program, we and certain of our wholly-owned subsidiaries sell our customer receivables to a bankruptcy remote special purpose entity, which is wholly-owned by us. The special purpose entity, as borrower, and we, as servicer, have entered into a Credit and Security Agreement with several lenders pursuant to which the special purpose entity may borrow from the lenders up to $200.0 million, with the loans secured by the receivables. The amount that the special purpose entity may borrow at a given point in time is determined based on the amount of qualifying receivables that are present in the special purpose entity at such point in time. On April 21, 2017, we entered into an amendment to extend the Securitization Program an additional year to April 20, 2018. The amendment allows us to continue to borrow up to $200.0 million and due to structural changes to the terms, the borrowing base has fewer limitations. As of March 31, 2018, $200.0 million was outstanding under the Securitization Program. The assets of the special purpose entity secure the amounts borrowed and cannot be used to pay our other debts or liabilities.
The Credit and Security Agreement contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, and an event of default upon a change of control. In addition, it contains financial covenants consistent with that of the Prior Credit Agreement. As of March 31, 2018, we were in compliance with these covenants.
Effective April 20, 2018, the Company entered into an amendment to extend the Securitization Program an additional year to April 19, 2019. Under the amendment, the maximum borrowing amount increased to $225.0 million. As a result, on April 27, 2018, the Company borrowed an additional $25.0 million increasing the borrowed amount to the $225.0 million maximum allowed.
Stock Repurchase Program
On June 21, 2016, the Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common stock over the next five years. During the three and six months ended March 31, 2018, the Company repurchased 2.8 million shares of its common stock for total consideration of $106.5 million, of which $15.8 million was paid subsequent to March 31, 2018. As a result, $193.6 million remains available to be repurchased under this authorization as of March 31, 2018.
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
Future Liquidity Considerations

We expect to continue to review and evaluate potential strategic transactions and alliances that we believe will complement our current or future business. Subject to the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report, if any, as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 or any other of our subsequently filed reports, and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Quarterly Report, we believe that our cash and cash equivalents, cash flows from operations, the cash available under our Amended Revolver and our Securitization Program will provide us with sufficient funds in order to fund our expected normal operations and debt payments over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt and related deferred tax liabilities, as applicable, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our Amended and Restated Credit Agreement, 2025 Senior Notes, 2028 Senior Notes and the Securitization Program. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowances. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” above and “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 or any other of our subsequently filed reports.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, cost-method equity investments, insurance contracts and related deferred compensation plan liabilities, interest rate cap agreements, forward foreign currency contracts, accounts payable and debt obligations. Except for our outstanding 2025 Senior Notes and 2028 Senior Notes, the fair value of these financial instruments approximates their carrying amount. The fair value of our 2025 Senior Notes and 2028 Senior Notes as of December 30, 2017 was approximately $0.9 billion and $0.4 billion, respectively. Amounts outstanding under our Amended and Restated Credit Agreement and Securitization Program of $1.6 billion and $200.0 million, respectively, as of March 31, 2018 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our 2025 Senior Notes, 2028 Senior Notes and Amended and Restated Credit Agreement, as well as under our accounts receivable securitization program. The 2025 Senior Notes and 2028 Senior Notes have fixed interest rates. Borrowings under our Amended and Restated Credit Agreement currently bear interest at the Eurocurrency Rate (i.e., Libor) plus the applicable margin of 1.50% per annum. Borrowings under our accounts receivable securitization program currently bear interest at Libor plus the applicable margin of 0.70%.
As of March 31, 2018, there was $1.6 billion of aggregate principal outstanding under the Amended and Restated Credit Agreement, including amounts borrowed under the Amended Revolver, and $200.0 million aggregate principal outstanding under the securitization program. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by approximately $3.4 million. We entered into multiple interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding. The critical terms of the interest rate caps were designed to mirror the terms of our LIBOR-based borrowings under the Amended and Restated Credit Agreement, and therefore the interest rate caps are highly effective at offsetting the cash flows being hedged. We designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal which ends on December 28, 2018.
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
As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2018.
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
Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2017 or any of our subsequently filed reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
December 31, 2017 – January 27, 2018	2,031	$43.13	—	$—	$300.0
January 28, 2018 – February 24, 2018	22,630	42.14	710,533	37.57	273.3
February 25, 2018 – March 31, 2018	7,359	37.59	2,105,539	37.86	193.6
Total	32,020	$40.80	2,816,072	$37.79	$193.6
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

(2)	On June 21, 2016, the Board of Directors authorized the repurchase of up to $500.0 million of our outstanding common stock over the next five years.

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.1*	Amended and Restated Hologic, Inc. 2008 Equity Incentive Plan	8-K	3/15/2018

31.1**	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition
_______________

*    Indicates management contract or compensatory plan, contract or arrangement.
** Filed herewith.
***    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	May 2, 2018	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2018	/s/ Robert W. McMahon

Robert W. McMahon
Chief Financial Officer (Principal Financial Officer)