Form 10-Q
period 2018-06-30
HOLOGIC INC
filed 2018-07-31
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

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
As of July 26, 2018, 272,122,768 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues:
Product	$677.9	$674.1	$1,973.7	$1,882.3
Service and other	146.1	132.0	430.8	373.6
	824.0	806.1	2,404.5	2,255.9
Costs of revenues:
Product	226.1	249.3	656.9	648.1
Amortization of acquired intangible assets	79.4	79.1	239.0	217.9
Service and other	82.5	68.1	232.9	186.8
Gross Profit	436.0	409.6	1,275.7	1,203.1
Operating expenses:
Research and development	54.4	62.5	166.0	172.3
Selling and marketing	141.1	145.4	411.1	358.8
General and administrative	86.3	65.5	248.0	252.7
Amortization of acquired intangible assets	15.3	15.2	44.4	47.3
Impairment of intangible asset	—	—	46.0	—
Impairment of goodwill	—	—	685.7	—
Gain on sale of business	—	—	—	(899.7)
Restructuring charges	5.8	6.0	11.4	10.8
	302.9	294.6	1,612.6	(57.8)
Income (loss) from operations	133.1	115.0	(336.9)	1,260.9
Interest income	1.5	1.1	4.4	3.3
Interest expense	(34.5)	(39.1)	(114.4)	(117.1)
Debt extinguishment losses	—	(2.6)	(45.9)	(2.6)
Other income, net	5.2	0.1	2.9	13.7
Income (loss) before income taxes	105.3	74.5	(489.9)	1,158.2
Provision (benefit) for income taxes	(7.6)	15.0	(328.1)	485.4
Net income (loss)	$112.9	$59.5	$(161.8)	$672.8
Net income (loss) per common share:
Basic	$0.41	$0.21	$(0.59)	$2.40
Diluted	$0.41	$0.21	$(0.59)	$2.35
Weighted average number of shares outstanding:
Basic	273,729	280,824	275,900	279,901
Diluted	275,569	287,638	275,900	285,957

See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income (loss)	$112.9	$59.5	$(161.8)	$672.8
Changes in foreign currency translation adjustment	(17.9)	11.6	(2.3)	(0.7)
Changes in unrealized holding gains and losses on available-for-sale securities, net of tax of $0.0 and $0.2 for the three and nine months ended June 30, 2018 and $0.1 and $0.1 for the three and nine months ended July 1, 2017:

Gain recognized in other comprehensive income (loss)	—	—	—	2.4
Loss (gain) reclassified from accumulated other comprehensive loss to the statements of income	—	—	0.4	(2.4)
Changes in pension plans, net of taxes of $0.0 and $0.6 for the three and nine months ended June 30, 2018	—	—	0.6	—
Changes in value of hedged interest rate caps, net of tax of ($0.1) and $(5.3) for the three and nine months ended June 30, 2018 and $0.2 and $0.5 for the three and nine months ended July 1, 2017:
(Loss) gain recognized in other comprehensive income (loss), net	(0.5)	(0.4)	(4.1)	0.7
Loss reclassified from accumulated other comprehensive loss to the statements of operations	0.4	1.6	3.0	4.9
Other comprehensive income (loss)	(18.0)	12.8	(2.4)	4.9
Comprehensive income (loss)	$94.9	$72.3	$(164.2)	$677.7
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	June 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$575.4	$540.6
Accounts receivable, less reserves of $13.0 and $9.8, respectively	551.7	533.5
Inventories	370.5	331.6
Prepaid income taxes	44.2	22.4
Prepaid expenses and other current assets	53.6	50.5
Total current assets	1,595.4	1,478.6
Property, plant and equipment, net	461.5	472.8
Intangible assets, net	2,449.0	2,772.3
Goodwill	2,493.4	3,171.2
Other assets	92.1	84.7
Total assets	$7,091.4	$7,979.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$525.2	$1,150.8
Accounts payable	167.3	166.6
Accrued expenses	364.9	375.3
Deferred revenue	176.1	171.2
Current portion of capital lease obligations	1.7	1.6
Total current liabilities	1,235.2	1,865.5
Long-term debt, net of current portion	2,721.9	2,172.1
Capital lease obligations, net of current portion	21.4	22.7
Deferred income tax liabilities	494.9	973.6
Deferred revenue	18.9	20.8
Other long-term liabilities	149.6	140.2
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 289,405 and 287,853 shares issued, respectively	2.9	2.9
Additional paid-in-capital	5,647.1	5,630.8
Accumulated deficit	(2,544.5)	(2,382.7)
Treasury stock, at cost – 17,537 and 12,560 shares, respectively	(637.4)	(450.1)
Accumulated other comprehensive loss	(18.6)	(16.2)
Total stockholders’ equity	2,449.5	2,784.7
Total liabilities and stockholders’ equity	$7,091.4	$7,979.6
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	June 30, 2018	July 1, 2017
OPERATING ACTIVITIES
Net (loss) income	$(161.8)	$672.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	77.8	63.5
Amortization of acquired intangibles	283.4	265.2
Non-cash interest expense	13.1	38.9
Stock-based compensation expense	53.1	53.4
Deferred income taxes	(470.3)	(304.6)
Goodwill impairment charge	685.7	—
Intangible asset impairment charge	46.0	—
Debt extinguishment losses	45.9	2.6
Gain on sale of business	—	(899.7)
Fair value write-up of acquired inventory sold	—	22.3
Net gains on sale of marketable securities	—	(3.6)
Other adjustments and non-cash items	6.8	1.8
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(13.8)	(29.7)
Inventories	(39.3)	(20.2)
Prepaid income taxes	(21.9)	(4.5)
Prepaid expenses and other assets	0.3	(4.4)
Accounts payable	0.4	(28.3)
Accrued expenses and other liabilities	(8.6)	15.4
Deferred revenue	3.7	0.8
Net cash provided by (used in) operating activities	500.5	(158.3)
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(4.4)	(1,478.9)
Proceeds from sale of business	—	1,865.0
Capital expenditures	(37.9)	(35.8)
Increase in equipment under customer usage agreements	(35.6)	(38.2)
Proceeds from sale of available-for-sale marketable securities	0.1	87.1
Purchase of cost-method investment	(6.0)	—
Other activity	(3.9)	(5.6)
Net cash (used in) provided by investing activities	(87.7)	393.6
FINANCING ACTIVITIES
Proceeds from long-term debt	1,500.0	—
Repayment of long-term debt	(1,350.0)	(56.3)
Proceeds from senior notes	1,350.0	—
Repayment of senior notes	(1,037.7)	—
Payments to extinguish convertible notes	(546.2)	(290.1)
Proceeds from amounts borrowed under revolving credit line	960.0	125.0
Repayments of amounts borrowed under revolving credit line	(1,065.0)	—
Repayment of amounts borrowed under accounts receivable securitization program	(9.0)	(48.0)
Proceeds from accounts receivable securitization program	28.8	48.0
Payment of debt issuance costs	(23.5)	—
Purchase of interest rate caps	(3.7)	—
Repurchase of common stock	(187.3)	—
Proceeds from issuance of common stock pursuant to employee stock plans	24.1	42.5
Payments under capital lease obligations	(1.3)	(0.4)
Payment of minimum tax withholdings on net share settlements of equity awards	(16.1)	(19.3)
Net cash used in financing activities	(376.9)	(198.6)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	3.3
Net increase in cash and cash equivalents	34.8	40.0
Cash and cash equivalents, beginning of period	540.6	548.4
Cash and cash equivalents, end of period	$575.4	$588.4
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and nine months ended June 30, 2018 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 29, 2018.
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
Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This guidance simplifies how companies calculate goodwill impairments by eliminating Step 2 of the impairment test. The guidance requires companies to compare the fair value of a reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. This ASU is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in fiscal 2021. Early adoption is allowed, and the Company adopted ASU 2017-04 in the second quarter of fiscal 2018. The Company applied this standard to the interim goodwill impairment test it performed on its Medical Aesthetics reporting unit in the second quarter of fiscal 2018. The interim goodwill impairment test is more fully described in Note 14.
In December 2016, the FASB issued Accounting Standard Update No. 2016-19, Technical Corrections and Improvements (ASU 2016-19). This guidance changes how companies classify internal-use software from classification within property, plant, and equipment to intangible assets. The amendments in the update are effective for annual periods beginning after December 15, 2016, and were applicable to the Company in fiscal 2018. The Company adopted ASU 2016-19 in the first quarter of fiscal 2018 and reclassified $18.4 million of internal-use software from property, plant, and equipment to intangible assets as of September 30, 2017. Additionally, the Company reclassified $12.3 million of capitalized software embedded in its products from other assets to intangible assets as of September 30, 2017.
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three and nine months ended June 30, 2018. On July 31, 2018, the Company completed the acquisition of Bioptics, Inc. and its subsidiary, Faxitron Bioptics, LLC (together, "Faxitron"). Please see Note 3 for further discussion of this transaction.

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
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at June 30, 2018:

		Fair Value at Reporting Date Using
	Balance as of June 30, 2018	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate cap - derivative	9.4	—	9.4	—
Forward foreign currency contracts	0.8	—	0.8	—
Total	$10.2	$—	$10.2	$—
Liabilities:
Deferred compensation liabilities	$49.5	$49.5	$—	$—
Total	$49.5	$49.5	$—	$—
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets consist of cost-method equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill. There were no such remeasurements to cost-method equity investments and property, plant and equipment for the three and nine months ended June 30, 2018 and July 1, 2017. During the second quarter of fiscal 2018, the Company recorded impairment charges of $46.0 million and $685.7 million to write-off an in-process research and development intangible asset and goodwill, respectively, related to its Medical Aesthetic reportable segment. As a result of these charges, the remaining carrying value of each asset is zero. The goodwill impairment charge is a Level 3 measurements. See Note 3 and 14 for additional information.
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
Amounts outstanding under the Company’s Amended and Restated Credit Agreement and Securitization Program of $1.7 billion and $219.8 million aggregate principal, respectively, as of June 30, 2018 are subject to variable interest rates, which are based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2025 Senior Notes and 2028 Senior Notes had fair values of $907.8 million and $377.3 million, respectively, as of June 30, 2018 based on their trading prices, representing Level 1 measurements. Refer to Note 5 for the carrying amounts of the various components of the Company’s debt.

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

Cynosure, headquartered in Westford, Massachusetts, develops, manufactures, and markets aesthetic treatment systems that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, reduce fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus, ablate sweat glands and improve women’s health. Cynosure also markets radiofrequency (RF) energy-sourced medical devices for precision surgical applications such as facial plastic and general surgery, gynecology, ear, nose, and throat procedures, ophthalmology, oral and maxillofacial surgery, podiatry and proctology. Cynosure's results of operations are reported in the Company's Medical Aesthetics reportable segment from the date of acquisition.

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

As part of the purchase price allocation, the Company determined the identifiable intangible assets were developed technology, in-process research and development ("IPR&D"), a distribution agreement, customer relationships and trade names. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using rates ranging from 11% to 12%, except for the IPR&D assets for which the Company used a range of 14% to 22%. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

The developed technology assets are comprised of know-how, patents and technologies embedded in Cynosure's products and relate to currently marketed products. The developed technology assets primarily comprise the significant product families of Cynosure, primarily SculpSure, Icon, and PicoSure.

IPR&D projects related to in-process projects that had not reached technological feasibility as of the acquisition date and had no alternative future use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the underlying project or expected commercial release depending on the project. The Company recorded $107.0 million of IPR&D assets related to three projects, which were expected to be completed during fiscal 2018 and 2019 with a cost to complete of approximately $18.0 million. All of the IPR&D assets were valued using the multiple-period excess earnings method approach.

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

In fiscal 2017 from the date of acquisition through July 1, 2017, Cynosure's revenue and pre-tax loss were $126.0 million and $51.4 million, respectively, which excludes acquisition expenses incurred by the Company. The pre-tax loss includes amortization expense, the impact of the step-up in inventory, retention and integration expenses including legal and consulting fees, and restructuring charges. The following unaudited pro forma information presents the combined financial results for the Company and Cynosure as if the acquisition of Cynosure had been completed at the beginning of the prior fiscal year, September 27, 2015 (the first day of fiscal 2016):

Nine Months Ended
July 1, 2017
(unaudited)
Revenue	$2,438.5
Net income	$671.4
Basic earnings per common share	$2.40
Diluted earnings per common share	$2.35

The unaudited pro forma information for the nine months ended July 1, 2017 was calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. Fiscal 2017 unaudited pro forma net income was adjusted to exclude acquisition-related transaction costs and restructuring costs solely related to the consolidation of the Medical Aesthetics business, which would have been included in fiscal 2016 unaudited pro forma net income. In addition, the fiscal 2017 unaudited pro forma net income was adjusted to exclude expenses related to the fair value adjustments associated with the acquisition of Cynosure that were recorded by the Company. The pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments to reflect pro forma results of operations as if the acquisition occurred on September 27, 2015 (the beginning of fiscal 2016), such as increased amortization for the fair value of acquired intangible assets. The pro forma information does not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of the period presented, or of future results of the consolidated entities.

Medicor Medical Supply

On April 7, 2017, the Company completed the acquisition of MMS Medicor Medical Supplies GmbH ("Medicor") for a purchase price of $19.0 million, which includes a working capital adjustment of $2.0 million that was paid in the fourth quarter of fiscal 2017, and a hold-back of $1.9 million that is payable two years from the date of acquisition. Medicor was a long-standing distributor of the Company's Breast and Skeletal Health products in Germany, Austria and Switzerland. Based on the Company's valuation, it has allocated $5.4 million of the purchase price to intangible assets, which have a weighted average life of 7.7 years, and $8.9 million to goodwill. The remaining $4.7 million of purchase price was allocated to the acquired tangible assets and liabilities.

Emsor, S.A.

On December 11, 2017, the Company completed the acquisition of Emsor S.A. ("Emsor") for a purchase price of $16.3 million, which includes a hold-back of $0.5 million that is payable eighteen months from the date of acquisition, and contingent consideration which the Company has estimated at $4.9 million. The contingent consideration is payable upon Emsor achieving predefined amounts of cumulative revenue over a two year period from the date of acquisition. Emsor was a distributor of the Company's Breast and Skeletal Health products in Spain and Portugal. Based on the Company's preliminary valuation, it has allocated $4.6 million of the purchase price to the preliminary value of customer relationship intangible assets and $5.7 million to goodwill. The remaining $6.0 million of purchase price has been allocated to acquired tangible assets and liabilities. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities.

Subsequent Event

On July 31, 2018, the Company completed the acquisition of Faxitron for an initial purchase price of approximately $85.0 million, which is subject to a working capital adjustment. Faxitron, headquartered in Tucson, Arizona, develops, manufactures, and markets digital radiography systems. Given that the acquisition closed on July 31, 2018, the Company determined it was impractical to provide all the disclosure required for a business combination pursuant to ASC 805, Business Combinations.

(4) Restructuring Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. In addition, the Company continually assesses its management and organizational structure. As a result of these assessments, the Company has undertaken various restructuring actions, which are described below. The following table displays charges related to these actions recorded in the fiscal 2018 year to date period (nine months ended June 30, 2018) and fiscal 2017 (the year ended September 30, 2017) and a rollforward of the accrued balances from September 30, 2017 to June 30, 2018:

	Fiscal 2018 Actions	Fiscal 2017 Actions	Fiscal 2016 Actions	Total
Restructuring Charges
Fiscal 2017 charges:
Workforce reductions	$—	$8.5	$—	$8.5
Facility closure costs	—	—	4.8	4.8
Fiscal 2017 restructuring charges	$—	$8.5	$4.8	$13.3
Fiscal 2018 charges:
Workforce reductions	$8.9	$—	$—	$8.9
Facility closure costs	0.9	—	1.6	2.5
Fiscal 2018 restructuring charges	$9.8	$—	$1.6	$11.4

	Fiscal 2018 Actions	Fiscal 2017 Actions	Fiscal 2016 Actions	Other	Total
Rollforward of Accrued Restructuring
Balance as of September 30, 2017	$—	$7.5	$3.7	$0.3	$11.5
Fiscal 2018 charges	9.8	—	1.6	—	11.4
Stock-based compensation	(1.3)	—	—	—	(1.3)
Severance payments and adjustments	(3.5)	(5.0)	(0.2)	—	(8.7)
Other payments	—	—	(0.9)	(0.2)	(1.1)
Balance as of June 30, 2018	$5.0	$2.5	$4.2	$0.1	$11.8
Fiscal 2018 Actions
During the first, second and third quarters of fiscal 2018, the Company decided to terminate certain employees across the organization, including a corporate executive and primarily sales and marketing personnel in its Diagnostics and Medical Aesthetics reportable segments. The charges were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712) or ASC 420, Exit or Disposal Cost Obligations (ASC 420) depending on the employee. As such, the Company recorded severance and benefits charges of $3.8 million, $1.8 million and $2.3 million in the first, second and third quarters, respectively. Included within the first quarter charge is $1.3 million related to the modification of equity awards.

During the third quarter of fiscal 2018, the Company finalized its decision and plan to consolidate its legacy international accounting and customer service organizations into its Manchester, UK location and will be eliminating these positions in Belgium, France, Italy, Spain and Germany. This transition is expected to take place through the first quarter of fiscal 2019 and upon completion these employees will be terminated. The Company has estimated the total charge for severance and benefits to be approximately $3.0 million and is recording severance and benefits pursuant to both ASC 712 and ASC 420 depending on the legal requirements on a country by country basis. During the third quarter of fiscal 2018, the Company recorded $0.8 million for severance and benefits.

During the third quarter of fiscal 2018, the Company announced the closure of its Hicksville, New York facility where it manufactures certain Cynosure products. The manufacturing will be transferred to existing Company facilities. In connection with this plan, certain employees, primarily in manufacturing, will be terminated. The employees were notified of termination and related severance benefits in the third quarter of fiscal 2018. The Company is recording the severance and benefits charges pursuant to ASC 420, which are expected to be approximately $1.0 million. Employees are required to remain employed during the transition period and severance and benefits will be recorded ratably over the required service period. The Company recorded $0.2 million for severance and benefits in the third quarter of fiscal 2018.

In the third quarter of fiscal 2018, the Company determined it will not use warehouse space located on Lyberty Way in Westford, Massachusetts. The Company met the cease use date criteria in the third quarter of fiscal 2018, and estimated the time period to sublet the space and related sublease rates resulting in a lease obligation charge of $0.9 million.

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
Fiscal 2016 Actions
In connection with the closure of the Bedford, Massachusetts facility during the first quarter of fiscal 2017, the Company recorded $3.5 million for lease obligation charges related to the first floor of the facility as the Company determined it had met the cease-use date criteria. The Company made certain assumptions regarding the time period it would take to obtain a subtenant and the sublease rates it can obtain. During the third quarter of fiscal 2017, the Company updated its assumption regarding the time period it would take to obtain a subtenant at the Bedford location and as a result recorded an additional $1.3 million lease obligation charge. During the third quarter of fiscal 2018, the Company further adjusted its assumptions and lowered the estimate of the sublease income rate and extended the time period to obtain a sub-tenant. As a result, the Company recorded an additional charge of $1.6 million. These estimates may vary from the actual sublease agreements executed, if at all, resulting in an adjustment to the charge. The Company has vacated other portions of the building but not the entire facility, and at this time does not meet the cease-use date criteria to record additional restructuring charges for this facility.

(5) Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	June 30, 2018	September 30, 2017
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$65.4	$121.3
Revolver	240.0	345.0
Securitization Program	219.8	200.0
Convertible Notes	—	484.5
Total current debt obligations	$525.2	$1,150.8
Long-term debt obligations, net of debt discount and deferred issuance costs:
Term Loan	1,394.3	1,190.5
2022 Senior Notes	—	981.6
2025 Senior Notes	934.6	—
2028 Senior Notes	393.0	—
Total long-term debt obligations	$2,721.9	$2,172.1
Total debt obligations	$3,247.1	$3,322.9
Amended and Restated Credit Agreement
On October 3, 2017, the Company and certain of its domestic subsidiaries entered into an Amended and Restated Credit and Guaranty Agreement (the "Amended and Restated Credit Agreement") with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders from time to time party thereto. The Amended and Restated Credit Agreement amended and restated the Company's prior credit and guaranty agreement, originally dated as of May 29, 2015 (the "Prior Credit Agreement"). The proceeds under the Amended and Restated Credit Agreement of $1.8 billion were used, among other things, to pay off the Term Loan of $1.32 billion and the Revolver then outstanding under the Company's Prior Credit Agreement.

The credit facilities (the “Amended and Restated Credit Facilities”) under the Amended and Restated Credit Agreement consist of:

•	A $1.5 billion secured term loan to the Company ("Amended Term Loan") with a maturity date of October 3, 2022; and

•	A secured revolving credit facility (the "Amended Revolver") under which the Company may borrow up to $1.5 billion, subject to certain sublimits, with a maturity date of October 3, 2022.

Among other uses, the Company has used its Amended Revolver to make payments on its outstanding debt and to fund repurchases of its common stock. During the third quarter of fiscal 2018, the Company borrowed $250.0 million under its Amended Revolver to cash settle the conversions of its 2.00% Convertible Senior Notes due 2042 of which $165.0 million was repaid. As of June 30, 2018, the Company had $240.0 million outstanding under the Amended Revolver. Subsequent to June 30, 2018, the Company borrowed an additional net amount of $90.0 million.

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

Borrowings outstanding under the Amended and Restated Credit Agreement for the three and nine months ended June 30, 2018 had weighted-average interest rates of 3.41% and 3.11%, respectively, and under the Prior Credit Agreement for the three and nine months ended July 1, 2017 had weighted-average interest rates of 2.50% and 2.28%, respectively. The interest rate on the outstanding Amended Term Loan borrowing at June 30, 2018 was 3.59%. Interest expense under the Amended and Restated Credit Agreement aggregated $17.1 million and $43.3 million for the three and nine months ended June 30, 2018, which includes non-cash interest expense of $0.7 million and $1.8 million, respectively, related to the amortization of the deferred issuance costs and accretion of the debt discount. Interest expense under the Prior Credit Agreement aggregated $10.5 million and $30.1 million for the three and nine months ended July 1, 2017, which includes $1.0 million and $3.2 million of non-cash interest expense related to the amortization of the deferred issuance costs and accretion of the debt discount.

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

Borrowings are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Company, with certain exceptions. For example, borrowings under the Amended and Restated Credit Agreement are not secured by those accounts receivable that are transferred to the special purpose entity under the Company's Accounts Receivable Securitization program. The Amended and Restated Credit Agreement contains total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter and an excess cash flow prepayment requirement measured as of the end of each fiscal year. The total net leverage ratio was 5.00:1.00 beginning on the Company's fiscal quarter ended December 30, 2017, and then decreases over time to 4.50:1.00 for the quarter ending March 27, 2021. The interest coverage ratio was 3.75:1.00 beginning on the Company's fiscal quarter ended December 30, 2017, and remains as such for each quarter thereafter. The total net leverage ratio is defined as the ratio of the Company's consolidated net debt as of the quarter end to its consolidated adjusted EBITDA (as defined in the Amended and Restated Credit Agreement) for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of the Company's consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on the measurement date to adjusted consolidated cash interest expense (as defined in the Amended and Restated Credit Agreement) for the same measurement period. The Company was in compliance with these covenants as of June 30, 2018.

The Company evaluated the Amended and Restated Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified embedded derivatives that required bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives were a default provision, which could require additional interest payments, and a provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company determined that the fair value of these embedded derivatives was nominal as of June 30, 2018.

Pursuant to ASC 470, Debt (ASC 470), the accounting for entering into the Amended and Restated Credit Agreement and using the proceeds to pay off the Prior Credit Agreement was evaluated on a creditor-by-creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the Prior Credit Agreement did not participate in this refinancing transaction and ceased being creditors of the Company. As a result, the Company recorded a debt extinguishment loss of $1.0 million in the first quarter of fiscal 2018 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to these creditors. For the remainder of the creditors, this transaction was accounted for as a modification because on a creditor-by-creditor basis the present value of the cash flows between the two debt instruments before and after the transaction was less than 10%. Pursuant to ASC 470, subtopic 50-40, third-party costs of $1.7 million related to this transaction were recorded as interest expense and $4.9 million was recorded as a reduction to debt representing deferred issuance costs and debt discount for fees paid directly to the lenders.

Senior Notes

On October 10, 2017, the Company completed a private placement of $350 million aggregate principal amount of its 4.375% Senior Notes due 2025 (the "2025 Senior Notes") at an offering price of 100% of the aggregate principal amount of the 2025 Senior Notes.

On January 19, 2018, the Company completed a private placement of $1.0 billion aggregate principal amount of senior notes, allocated between (i) an additional $600 million aggregate principal amounts of its 2025 Senior Notes pursuant to a supplement to the indenture governing the Company's existing 2025 Senior Notes at an offering price of 100% of the aggregate principal amount of the 2025 Senior Notes and (ii) $400 million aggregate principal amounts of its 4.625% Senior Notes due 2028 (the "2028 Senior Notes") at an offering price of 100% of the aggregate principal amount of the 2028 Senior Notes.

2022 Senior Notes

The Company had 5.250% Senior Notes due 2022 (the “2022 Senior Notes”) outstanding and bore interest at the rate of 5.250% per year, payable semi-annually on January 15 and July 15 of each year. The Company recorded interest expense of $0.0 million and $21.1 million for the three and nine months ended June 30, 2018, respectively, which included non-cash interest expense of $0.0 million and $1.5 million, respectively, related to the amortization of the deferred issuance costs and accretion of the debt discount.

The Company used the net proceeds of the 2025 Senior Notes and the 2028 Senior Notes offering in January 2018 to redeem in full the 2022 Senior Notes in the aggregate principal amount of $1.0 billion on February 15, 2018 at an aggregate redemption price of $1.04 billion, including a make-whole provision payment $37.7 million. Since the Company planned to use the proceeds from the 2025 Senior Notes and the 2028 Senior Notes offering to redeem the 2022 Senior Notes, the Company evaluated the accounting for this transaction under ASC 470 to determine modification versus extinguishment accounting on a creditor-by-creditor basis. Certain 2022 Senior Note holders either did not participate in this refinancing transaction or reduced their holdings and these transactions were accounted for as extinguishments. As a result, the Company recorded a debt extinguishment loss in the second quarter of fiscal 2018 of $44.9 million, which comprised pro-rata amounts of the make-whole provision premium payment, debt discount and debt issuance costs. For the remaining 2022 Senior Notes holders who participated in the refinancing, these transactions were accounted for as modifications because on a creditor-by-creditor basis the present value of the cash flows between the debt instruments before and after the transaction was less than 10%. The Company recorded a portion of the transaction expenses of $2.6 million to interest expense pursuant to ASC 470, subtopic 50-40. The remaining debt issuance costs of $1.5 million and debt discount of $1.5 million related to the modified debt were allocated between the 2025 Senior Notes and 2028 Senior Notes on a pro-rata basis, and will be amortized over the life of the debt using the effective interest method.

2025 Senior Notes

The total aggregate principal balance of 2025 Senior Notes is $950 million. The 2025 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries. The 2025 Senior Notes mature on October 15, 2025 and bear interest at the rate of 4.375% per year, payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2018. The Company recorded interest expense of $10.9 million and $23.8 million for the three and nine months ended June 30, 2018, respectively, which includes non-cash interest expense of $0.5 million and $1.1 million, respectively, related to the amortization of the deferred issuance costs and accretion of the debt discount.

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

2028 Senior Notes

The aggregate principal balance of the 2028 Senior Notes is $400 million. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries. The 2028 Senior Notes mature on February 1, 2028 and bear interest at the rate of 4.625% per year, payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 2018. The Company recorded interest expense of $4.8 million and $8.5 million, respectively, for the three and nine months ended June 30, 2018 which includes non-cash interest expense of $0.2 million and $0.3 million related to the amortization of the deferred issuance costs and accretion of the debt discount.

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

On December 15, 2017, pursuant to the provisions of the indenture governing the Company's 2.00% Convertible Senior Notes due December 15, 2043 (the "2043 Notes"), the Company redeemed or repurchased an aggregate of $201.7 million in original principal amount of the 2043 Notes then outstanding for an aggregate repurchase price of $244.1 million, representing the then accreted principal amount of the 2043 Notes. The remaining $0.3 million in original principal amount of the 2043 Notes were converted, and the Company settled these conversions in cash in the second quarter of fiscal 2018.

On January 29, 2018, the Company announced that pursuant to the terms of the indenture for the 2042 Notes, holders of the 2042 Notes had the option of requiring the Company to repurchase their 2042 Notes on March 1, 2018 at a repurchase price payable in cash equal to 100% of the accreted principal amount of the 2042 Notes, plus accrued and unpaid interest. The Company also announced on January 29, 2018 that, it had elected to redeem, on March 6, 2018, all of the then outstanding 2042 Notes at a redemption price payable in cash equal to 100% of the accreted principal amount of the 2042 Notes, plus accrued and unpaid interest. Holders also had the right to convert their 2042 Notes. During the second quarter of fiscal 2018, 2042 Notes in aggregate original principal amount of $200.5 million were surrendered for conversion and the Company cash settled these conversions for $243.3 million during April 2018. As a result, on a gross basis, $42.8 million of the consideration paid was allocated to the reacquisition of the equity component of the original instrument, which was recorded net of deferred taxes of $12.0 million within additional paid-in-capital. The remaining $5.5 million in original principal amount of the 2042 Notes was redeemed by the Company on March 6, 2018.

The term "Convertible Notes" refers to the 2042 Notes and the 2043 Notes. Interest expense under the Convertible Notes was as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Amortization of debt discount	$—	$4.4	$3.5	$14.5
Amortization of deferred financing costs	—	0.2	0.2	0.7
Principal accretion	—	3.9	1.6	12.8
Non-cash interest expense	—	8.5	5.3	28.0
2.00% accrued interest (cash)	—	1.6	1.8	5.4
	$—	$10.1	$7.1	$33.4
Accounts Receivable Securitization Program
Effective April 20, 2018, the Company entered into an amendment to extend the Securitization Program an additional year to April 19, 2019. Under the amendment, the maximum borrowing amount increased from $200.0 million to $225.0 million. As of June 30, 2018, there was $219.8 million outstanding under this program.

(6) Derivatives
Interest Rate Cap - Cash Flow Hedge
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages its exposure to some of its interest rate risk through the use of interest rate caps, which are derivative financial instruments. The Company does not use derivatives for speculative purposes. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive income ("AOCI") to the extent the derivative is effective at offsetting the changes in the cash flows being hedged until the hedged item affects earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings in other income (expense), net in the Consolidated Statements of Operations.

During fiscal 2017, the Company entered into separate interest rate cap agreements with multiple counter-parties to help mitigate the interest rate volatility associated with the variable interest rate on amounts borrowed under the term loan feature of its credit facilities (see Note 5). Interest rate cap agreements provide the right to receive cash if the reference interest rate rises above a contractual rate. The aggregate premium paid for the interest rate cap agreements was $1.9 million, which was the initial fair value of the instruments recorded in the Company's financial statements.
During fiscal 2018, the Company entered into new separate interest rate cap agreements with multiple counter-parties to extend the expiration date of its hedges by an additional year. The aggregate premium paid for these interest rate cap agreements was $3.7 million, which was the initial fair value of the instruments recorded in the Company's financial statements.
The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR-based borrowings under its Prior Credit Agreement and Amended and Restated Credit Agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal, which will end on December 28, 2018 and December 27, 2019 for the interest rate cap agreements entered into in fiscal 2017 and fiscal 2018, respectively.
As of June 30, 2018, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial, and all changes in the fair value of the interest rate caps were recorded in the Consolidated Statements of Comprehensive Income (Loss) as a component of AOCI.
During the three and nine months ended June 30, 2018 and July 1, 2017, the Company reclassified $0.4 million and $3.0 million, respectively, and $1.6 million and $4.9 million, respectively, from AOCI to the Consolidated Statements of Operations related to the interest rate cap agreements. The Company expects to similarly reclassify a loss of approximately $2.5 million from AOCI to the Consolidated Statements of Operations in the next twelve months.
The aggregate fair value of these interest rate caps was $9.4 million and $4.8 million at June 30, 2018 and September 30, 2017, respectively, and is included in Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet. Refer to Note 2 “Fair Value Measurements” above for related fair value disclosures.
Forward Foreign Currency Contracts
The Company enters into forward foreign currency exchange contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar and the Japanese Yen. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. The Company has not elected hedge accounting for any of the forward foreign currency contracts it has executed; however, the Company may seek to apply hedge accounting in future scenarios. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net. During the three and nine months ended June 30, 2018, the Company recorded net realized losses of $0.3 million and of $2.6 million, respectively, from settling forward foreign currency contracts and unrealized gains of $4.7 million and $4.5 million, respectively, on the mark-to-market for its outstanding forward foreign currency contracts. During the three and nine months ended July 1, 2017, the Company recorded net realized gains of $1.1 million and $4.0 million, respectively, from settling forward foreign currency contracts and an unrealized loss of $3.5 million and an unrealized gain of $1.1 million, respectively, on the mark-to-market for its outstanding forward foreign currency contracts.
As of June 30, 2018, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar of forecasted transactions denominated in the Euro, UK Pound, Australian dollar, Canadian Dollar and Japanese Yen with an aggregate notional amount of $53.4 million.

Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of June 30, 2018:

	Balance Sheet Location	June 30, 2018	September 30, 2017
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap agreements	Prepaid expenses and other current assets	$6.4	$3.6
Interest rate cap agreements	Other assets	3.0	1.2
		$9.4	$4.8

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$0.8	$0.4

Liabilities:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$—	$4.0
The following table presents the unrealized gain (loss) recognized in AOCI related to the interest rate caps for the following reporting periods:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Amount of gain (loss) recognized in other comprehensive income, net of taxes:
Interest rate cap agreements	$(0.5)	$(0.4)	$(4.1)	$0.7
The following table presents the adjustment to fair value (realized and unrealized) recorded within Other income (expense), net in the Consolidated Statements of Operations for derivative instruments for which the Company did not elect hedge accounting:

Derivatives not classified as hedging instruments	Amount of Gain (Loss) Recognized in Income
	Three Months Ended June 30, 2018	Three Months Ended July 1, 2017	Nine Months Ended June 30, 2018	Nine Months Ended July 1, 2017
Forward foreign currency contracts	$4.4	$(2.4)	$1.8	$5.1

(7) Commitments and Contingencies
Litigation and Related Matters

On June 9, 2010, Smith & Nephew, Inc. ("Smith & Nephew") filed suit against Interlace Medical, Inc. ("Interlace"), which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. The

complaint alleged that the Interlace MyoSure hysteroscopic tissue removal device infringed U.S. patent 7,226,459 (the '459 patent). On November 22, 2011, Smith & Nephew filed suit against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that use of the MyoSure tissue removal system infringed U.S. patent 8,061,359 (the '359 patent). Both complaints sought preliminary and permanent injunctive relief and unspecified damages. On September 4, 2012, following a two week trial, the jury returned a verdict of infringement of both the '459 and '359 patents and assessed damages of $4.0 million. A two-day bench trial regarding the Company’s assertion of inequitable conduct on the part of Smith & Nephew with regard to the '359 patent began on December 10, 2012 and oral arguments on the issue of inequitable conduct were presented on February 27, 2013. On June 27, 2013, the Court denied the Company’s motions related to inequitable conduct and allowed Smith & Nephew’s request for injunction, but ordered that enforcement of the injunction be stayed until final resolution, including appeal, of the current re-examinations of both patents at the United States Patent and Trademark Office (“USPTO”). The Court also rejected the jury’s damage award and ordered the parties to identify a mechanism for resolving the damages issue. The USPTO issued final decisions that the claims of the '459 and the '359 patents asserted as part of the litigation are not patentable, which decisions Smith & Nephew appealed to the U.S. Patent Trial and Appeal Board ("PTAB"). In 2016, the PTAB (i) affirmed the USPTO decision with respect to the '459 patent, holding that the claims at issue are invalid, and (ii) reversed the USPTO decision with respect to the '359 patent, holding that the claims at issue are not invalid. The Company and Smith & Nephew have appealed the decisions by the Patent Trial and Appeal Board on the '359 patent and the '459 patent, respectively, to the U.S. Court of Appeals for the Federal Circuit ("Court of Appeals"). In May 2016, Smith & Nephew divested its gynecology business to Covidien, as subsidiary of Medtronic, but Smith & Nephew remains a party in the litigation and reexaminations. On January 30, 2018, the Court of Appeals issued a decision in the '459 patent appeal that affirmed-in-part and reversed-in-part the PTAB ruling and remanded the matter to the PTAB for further proceedings. On March 14, 2018, the Court of Appeals issued a decision in the ‘359 patent appeal that affirmed the PTAB ruling, holding that the claims at issue are not invalid. In a joint status report filed on June 18, 2018, plaintiffs Smith & Nephew and Covidien notified the Court they would not seek injunctive relief. On July 11, 2018, the District Court of Massachusetts held a status conference to discuss the remaining issues to be decided by the Court. At the status conference, the Court invited the parties to file a supplemental briefing to address the impact of the ‘359 patent reexamination on liability issues and whether there is a need for a new trial on damages. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the outcome of this case. The Company believes a loss is not probable, however, it estimates the range of potential loss to be $0 to $100 million.

On November 6, 2015, the Company filed a suit against Minerva Surgical, Inc. (“Minerva”) in the United States District Court for the District of Delaware, alleging that Minerva’s endometrial ablation device infringes U.S. Patent 6,872,183 (the '183 patent), U.S. Patent 8,998,898 and U.S. Patent 9,095,348 (the '348 patent). On December 14, 2015, the Company filed a motion for preliminary injunction against Minerva, seeking to enjoin Minerva from selling its endometrial ablation device pending a trial on the merits. On January 25, 2016, the Company amended the complaint to include claims against Minerva for unfair competition, deceptive trade practices and tortious interference with business relationships. On February 5, 2016, the Company filed a second amended complaint to additionally allege that Minerva’s endometrial ablation device infringes U.S. Patent 9,247,989 (the '989 patent). On March 4, 2016, in an answer to the Company’s complaint, Minerva also filed counterclaims against the Company, seeking declaratory judgment on the Company’s claims and asserting claims against the Company for unfair competition, deceptive trade practices, interference with contractual relationships, breach of contract and trade libel. On March 11, 2016, Minerva filed a motion for a preliminary injunction against the Company, seeking to enjoin the Company from making alleged false and deceptive statements about the Minerva product. On April 12, 2016, a preliminary injunction hearing was held related to the Company’s patent infringement claims and Minerva’s claims regarding the Company’s alleged false and deceptive statements. On June 2, 2016, the Court denied the Company’s motion for a preliminary injunction despite finding that Hologic had shown a likelihood of success on the merits regarding infringement of the ‘183 patent. The Court also denied Minerva’s request for preliminary injunction related to the Company’s alleged false and deceptive statements regarding the Minerva product. On April 24, 2017, the Court issued a Memorandum Order adopting the Company’s proposed construction of every disputed claim of the Hologic patents. On May 30, 2018, the Company elected to reduce its asserted claims by removing all claims from the ’989 Patent. On June 28, 2018, the Court granted the Company's summary judgment motions on infringement and no invalidity with respect to the ‘183 and ‘348 patents. The Court also granted Hologic’s motion for summary judgment on assignor estoppel, which bars Minerva’s invalidity defenses or any reliance on collateral findings regarding invalidity from inter partes review proceedings. The Court also denied all of Minerva’s defenses, including its motions for summary judgment on invalidity, non-infringement, no willfulness, and no unfair competition. On July 27, 2018, after a two-week trial, a jury returned a verdict that: (1) awarded the Company $4.8 million in damages for Minerva’s infringement; (2) found that Minerva’s infringement was not willful; and (3) found for the Company regarding Minerva’s counterclaims. Damages will continue to accrue until Minerva ceases its infringing conduct. Further, the Company will seek a permanent injunction prohibiting Minerva from selling infringing devices. On March 4, 2016, Minerva filed two petitions at the USPTO for inter partes review of the '348 patent. On September 12, 2016, the PTAB declined both petitions to review patentability of the ‘348 patent. On April 11, 2016, Minerva filed a petition for inter partes review of the '183 patent. On October 6, 2016, the PTAB granted the petition and instituted a review of the '183 patent. On December 15, 2017, the PTAB issued a final written decision invalidating all claims of the ‘183 patent. On February 9, 2018 the Company appealed this decision to the United States Court of Appeals for the Federal Circuit and, on June 20, 2018, the Company filed its opening appeal brief. On November 2, 2016, Minerva filed a petition for post-grant review of the '989 patent. On May 10, 2017, the PTAB granted the petition and instituted a review of the ‘989 patent. The Company filed a response to the petition on August 3, 2017. An oral argument was held on January 24, 2018. On May 8, 2018, the PTAB issued a final written decision invalidating all claims of the ‘989 patent. On July 10, 2018 the Company appealed this decision to United States Court of Appeals for the Federal Circuit.

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

In January 2012, Enzo Life Sciences, Inc. ("Enzo") filed suit against the Company's subsidiary, Gen-Probe Incorporated ("Gen-Probe"), in the United States District Court for the District of Delaware, alleging that certain of Gen-Probe’s diagnostics products, including products that incorporate Gen-Probe’s hybridization protection assay technology (HPA), which include the Aptima line of products, infringe Enzo’s U.S. patent 6,992,180 (the '180 patent). On March 6, 2012, Enzo filed suit against the Company in the United States District Court for the District of Delaware, alleging that products based on the Company's Invader chemistry platform, such as Cervista HPV HR and Cervista HPV 16/18, infringe the '180 patent. On July 16, 2012, Enzo amended its complaint to include additional products that include HPA or TaqMan reagent chemistry, including the Progensa, AccuProbe and Prodesse product lines. The Company counter-claimed for non-infringement, invalidity and unenforceability of the '180 patent. On September 30, 2013, Enzo filed its infringement contentions which added products including "Torch" probes (e.g., MilliPROBE Real-Time Detection System for Mycoplasma), PACE and certain Procleix assays. Both complaints sought preliminary and permanent injunctive relief and unspecified damages. Summary judgment and Daubert motions were filed by the parties on December 15, 2016. A hearing on the summary judgment motions was held on April 4, 2017, and on June 28, 2017, the Court ruled that the '180 patent was invalid for nonenablement. Final judgment was entered on July 19, 2017, and on August 18, 2017, Enzo filed a notice of appeal with the Court of Appeals for the Federal Circuit. Enzo’s opening appeal brief was filed on November 28, 2017, and the Company’s responsive brief was filed on March 9, 2018. Enzo’s reply brief was filed on April 20, 2018. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On March 27, 2015, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware. The complaint alleges that certain additional Company molecular diagnostic products, including, inter alia, the Procleix Parvo/HAV assays and coagulation products, including the Invader Factor II test and the Invader Factor V test, also infringe the '180 patent. The complaint further alleged that certain of the Company’s molecular diagnostic products, including the Company’s Progensa PCA3, Aptima and Procleix products using target capture technology infringe Enzo’s U. S. Patent 7,064,197 (the '197 patent). On June 11, 2015, this matter was stayed pending the resolution of summary judgment motions in the other related suits involving the '197 patent. The litigation remains stayed. On March 30, 2016, Hologic filed two requests for inter partes review of the ‘197 patent at the USPTO. The USPTO instituted the two inter partes reviews on all challenged claims on October 4, 2016. Combined oral arguments for the two inter partes reviews were held on June 1, 2017. On September 28 and October 2, 2017, the PTAB issued final written decisions in the two inter partes reviews finding that all of the challenged claims of the ‘197 patent are unpatentable. In response to the final written decisions, Enzo filed notices of appeal on November 29, 2017, and the United States Court of Appeals for the Federal Circuit consolidated Enzo’s appeals on December 14, 2017. Enzo’s opening appeal brief was filed on April 27, 2018, and the Company’s responsive brief was filed on May 24, 2018. At this time, based on available information regarding this litigation and the related inter partes reviews, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On October 3, 2016, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware. The complaint alleges that all of the Company's Progensa PCA3, Aptima and Procleix products infringe U.S. Patent 6,221,581 (the '581 patent). On November 28, 2016, the Company filed an answer and counterclaims of non-infringement, invalidity and unenforceability. On June 30, 2017, Hologic filed its initial invalidity contentions, which provide support for finding that the asserted claims of the '581 patent are invalid based on anticipation, obviousness, lack of adequate written description and enablement, and indefiniteness. On August 31, 2017, the Company and Enzo filed supplemental invalidity charts and supplemental infringement charts, respectively. The parties filed their proposed claim constructions on September 28, 2017. The Court granted Enzo’s motion to file an amended complaint adding Grifols Diagnostic Solutions Inc. and Grifols, S.A. (“Grifols”) as parties on November 9, 2017. The parties’ claim construction briefs were filed on May 24, 2018, and the parties’ responsive briefs were filed on June 11, 2018. On October 4, 2017, the Company filed for inter partes review of the ‘581 patent with the USPTO based on Enzo’s asserted claims. Enzo filed its preliminary response on January 19, 2018. On April 18, 2018, the USPTO denied the Company’s petition for inter partes review. On May 18, 2018, the Company filed a petition for rehearing of the USPTO denial order, and on June 11, 2018 Enzo filed a response to the Company’s petition. At this time, based on available information regarding this litigation and the related inter partes reviews, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On February 3, 2017, bioMérieux, S.A. and bioMérieux, Inc. (collectively “bioMérieux”) filed suit against the Company in the United States District Court for the Middle District of North Carolina. The complaint alleged that the Company’s Aptima HIV-1 RNA Qualitative assay and Aptima HIV-1 Quant Dx assay, as well as products manufactured by the Company and sold to Grifols, S.A. and Grifols Diagnostic Solutions Inc. (“Grifols USA”) for resale under the names Procleix HIV-1/HCV assay, Procleix Ultrio assay, and Procleix Ultrio Plus assay, infringe U.S. Patent Nos. 8,697,352 and 9,074,262. On April 3, 2017, the Company and Grifols USA filed a Motion to dismiss asking the Court to dismiss the complaint in its entirety for bioMérieux’s failure to state a claim upon which relief can be granted. On June 9, 2017, Hologic and Grifols USA filed a supplemental motion to dismiss for improper venue. bioMérieux filed a response to the venue motion on June 30, 2017, and Hologic and Grifols USA responded by filing a brief in further support of their motion to dismiss for improper venue on July 14, 2017. On January 3, 2018, the district court judge for the Middle District of North Carolina granted the parties’ consent motion to transfer the case to Delaware. On March 26, 2018, the parties filed a joint letter with the Court providing a case description, proposed schedule, and checklist of significant topics. On April 16, 2018, bioMérieux filed its Initial Identification of Asserted Patents, Accused Products, and Damages Model. On May 31, 2018, the Company and Grifols filed a motion to sever and stay their arbitrable license defense. The Company filed for inter partes review of the asserted patents on February 6, 2018, and bioMérieux filed its preliminary responses on May 15, 2018 for U.S. Patent No. 8,697,352 and on June 11, 2018 for U.S. Patent No. 9,074,262. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or range of estimates, of potential losses.

On July 27, 2016, plaintiff ARcare, Inc., individually and as putative representative of a purported nationwide class, filed a complaint against Cynosure. The plaintiff alleges that Cynosure violated the Telephone Consumer Protection Act by: (i) sending fax advertisements that did not comply with statutory and Federal Communications Commission requirements that senders provide recipients with certain information about how to opt out from receiving faxed advertisements in the future; and (ii) sending unsolicited fax advertisements. The complaint sought damages, declaratory and injunctive relief, and attorneys’ fees on behalf of a purported class of all recipients of purported fax advertisements that the plaintiff alleges did not receive an adequate opt-out notice. On September 30, 2016, Cynosure answered the complaint and denied liability. On September 7, 2016, the plaintiff sent a demand letter seeking a class settlement for statutory damages under Massachusetts General Laws, Chapter 93A § 9 (“Chapter 93A”). On October 7, 2016, Cynosure responded denying any liability under Chapter 93A, but offering the plaintiff statutory damages of $25 on an individual basis. In March 2017, Cynosure and ARcare entered into a settlement agreement, subject to court approval, which requires Cynosure to pay settlement compensation of $8.5 million notwithstanding the number of claims filed. If approved, Cynosure would receive a full release from the settlement class concerning the conduct alleged in the complaint. As a result of the settlement agreement, Cynosure recorded a charge of $9.2 million, in the period ended December 31, 2016, which was accrued on the Company's balance sheet as of June 30, 2018.

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

On June 26 and 28, 2017, the Company filed suit against FUJIFILM Corp., FUJIFILM Medical Systems USA, Inc., and FUJIFILM Techno Products Co., Ltd. (collectively “Fujifilm”) in the United States District Court for the District of

Connecticut and the United States International Trade Commission (“ITC”), respectively, alleging that Fujifilm’s Aspire Cristalle mammography system infringes U.S. Patent Nos. 7,831,296; 8,452,379; 7,688,940; and 7,986,765. The Company seeks preliminary and permanent injunctions and an exclusion order against Fujifilm from making, using, selling, offering for sale, or importing into the United States allegedly infringing product and also seeks enhanced damages and interest. A hearing was held at the ITC before an Administrative Law Judge (“ALJ”) from April 9, 2018 to April 13, 2018. On July 26, 2018, the ALJ issued an initial determination finding that Fujifilm infringed all of the patents brought to trial and rejected Fujifilm’s defenses against these patents. The ALJ recommended an exclusion order that prevents the importation of infringing Fujifilm products into the United States, as well as a cease-and-desist order preventing the further sale and marketing of infringing Fujifilm products in the United States. A final determination by the ITC is scheduled to issue by November 26, 2018.

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

(8) Net Income (Loss) Per Share
A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Basic weighted average common shares outstanding	273,729	280,824	275,900	279,901
Weighted average common stock equivalents from assumed exercise of stock options and stock units	1,840	2,781	—	2,822
Incremental shares from Convertible Notes premium	—	4,033	—	3,234
Diluted weighted average common shares outstanding	275,569	287,638	275,900	285,957
Weighted-average anti-dilutive shares related to:
Outstanding stock options and stock units	3,326	1,688	4,982	1,657
Convertible notes	—	—	937	4
In those reporting periods in which the Company has reported net income, anti-dilutive shares include those stock options that either have an exercise price above the average stock price for the period or the stock options’ combined exercise price and average unrecognized stock compensation expense upon exercise is greater than the average stock price. In those reporting periods in which the Company has a net loss, anti-dilutive shares are comprised of the impact of those number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the company had net income.

(9) Stock-Based Compensation
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cost of revenues	$1.8	$2.3	$6.5	$8.7
Research and development	2.2	2.2	7.6	9.1
Selling and marketing	2.6	3.4	8.0	9.3
General and administrative	10.6	6.5	29.7	26.3
Restructuring	—	—	1.3	—
	$17.2	$14.4	$53.1	$53.4
The Company granted 1.7 million and 1.0 million stock options during the nine months ended June 30, 2018 and July 1, 2017, respectively, with weighted-average exercise prices of $40.76 and $38.07, respectively. There were 6.3 million options outstanding at June 30, 2018 with a weighted-average exercise price of $31.83.
The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Risk-free interest rate	**	1.8%	2.1%	1.8%
Expected volatility	**	36.5%	35.3%	36.6%
Expected life (in years)	**	4.7	4.7	4.7
Dividend yield	**	—	—	—
Weighted average fair value of options granted	**	$14.40	$12.98	$12.33
** There were no stock options granted in the three months ended June 30, 2018.
The Company granted 0.8 million and 1.0 million restricted stock units (RSUs) during each of the nine months ended June 30, 2018 and July 1, 2017, respectively, with weighted-average grant date fair values of $40.68 and $37.99 per unit, respectively. As of June 30, 2018, there were 1.8 million unvested RSUs outstanding with a weighted-average grant date fair value of $37.99 per unit. In addition, the Company granted 0.6 million and 0.1 million performance stock units (PSUs) during the nine months ended June 30, 2018 and July 1, 2017, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $40.86 and $38.84 per unit, respectively. At June 30, 2018, there were 0.7 million unvested PSUs with a weighted-average grant date fair value of $39.98 per unit. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company is recognizing compensation expense ratably over the required service period based on its estimate of the number of shares that will vest. If there is a change in the estimate of the number of shares that are probable of vesting, the Company cumulatively adjusts compensation expense in the period that the change in estimate is made. The Company also granted 0.3 million and 0.1 million market based awards (MSUs) to its senior management team during the nine months ended June 30, 2018 and July 1, 2017, respectively. At June 30, 2018, there were 0.4 million unvested MSUs with a weighted-average grant date fair value of $48.98 per unit. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $49.45 and $48.90 per share using the Monte Carlo simulation model. The Company is recognizing compensation expense for the MSUs ratably over the service period.
At June 30, 2018, there was $29.7 million and $78.9 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs and PSUs), respectively, to be recognized over a weighted-average period of 2.7 and 2.1 years, respectively.

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
Income from operations of the disposed business noted below represents the pretax profit of the business as it was operated prior to the date of disposition. The operating expenses include only those that were incurred directly by and were retained by the disposed business and are now incurred by Grifols. As noted above, the Company is performing a number of transition services and the financial impact from these services are not included in income from operations presented below. The Company is in effect serving as a contract manufacturer of assays for Grifols for a 2 to 3 year period from the date of disposal. For the three and nine month periods ended July 1, 2017, revenue of the disposed business was $0.0 million and $96.5 million, respectively, and income from operations of the disposed business was $0.0 million and $45.8 million, respectively. Under the long term supply agreement, transition services agreement to manufacture assays and research and development services, the Company recorded revenue of $18.6 million and $42.5 million for the three and nine months ended June 30, 2018.

(11) Other Balance Sheet Information

	June 30, 2018	September 30, 2017
Inventories
Raw materials	$124.9	$95.7
Work-in-process	52.1	45.0
Finished goods	193.5	190.9
	$370.5	$331.6

Property, plant and equipment
Equipment	$378.1	$357.9
Equipment under customer usage agreements	390.1	368.7
Building and improvements	173.5	172.0
Leasehold improvements	62.3	60.6
Land	46.4	46.3
Furniture and fixtures	20.7	20.8
	1,071.1	1,026.3
Less – accumulated depreciation and amortization	(609.6)	(553.5)
	$461.5	$472.8
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

Identifiable assets for the five principal operating segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its five reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three and nine months ended June 30, 2018 and July 1, 2017. Segment information is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Total revenues:
Diagnostics	$294.2	$284.1	$858.5	$905.4
Breast Health	307.9	283.7	896.0	837.4
Medical Aesthetics	91.7	110.0	268.5	126.1
GYN Surgical	107.7	106.5	314.7	322.4
Skeletal Health	22.5	21.8	66.8	64.6
	$824.0	$806.1	$2,404.5	$2,255.9
Income (loss) from operations:
Diagnostics	$32.3	$36.8	$103.1	$1,007.8
Breast Health	100.0	99.2	291.2	277.1
Medical Aesthetics	(22.2)	(45.4)	(805.3)	(69.9)
GYN Surgical	22.9	25.6	71.1	52.9
Skeletal Health	0.1	(1.2)	3.0	(7.0)
	$133.1	$115.0	$(336.9)	$1,260.9
Depreciation and amortization:
Diagnostics	$64.6	$64.7	$193.4	$214.0
Breast Health	5.8	5.0	16.2	14.7
Medical Aesthetics	26.9	24.7	82.4	27.3
GYN Surgical	23.0	23.7	68.7	72.2
Skeletal Health	0.2	0.2	0.5	0.5
	$120.5	$118.3	$361.2	$328.7
Capital expenditures:
Diagnostics	$12.8	$13.0	$38.7	$34.7
Breast Health	4.5	3.2	11.8	7.2
Medical Aesthetics	1.6	3.3	6.7	3.7
GYN Surgical	2.5	3.5	8.2	10.9
Skeletal Health	1.3	0.2	2.1	0.5
Corporate	2.0	1.1	6.0	17.0
	$24.7	$24.3	$73.5	$74.0

	June 30, 2018	September 30, 2017
Identifiable assets:
Diagnostics	$2,487.7	$2,621.6
Breast Health	866.1	824.0
Medical Aesthetics	939.1	1,751.2
GYN Surgical	1,434.2	1,494.6
Skeletal Health	28.1	25.5
Corporate	1,336.2	1,262.7
	$7,091.4	$7,979.6

The Company had no customers that represented greater than 10% of consolidated revenues during the three and nine months ended June 30, 2018 and July 1, 2017.
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
Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
United States	74.9%	76.7%	75.0%	78.1%
Europe	11.4%	9.4%	11.8%	9.9%
Asia-Pacific	9.0%	8.7%	8.5%	7.9%
Rest of World	4.7%	5.2%	4.7%	4.1%
	100.0%	100.0%	100.0%	100.0%

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
The Company’s effective tax rate for the three and nine months ended June 30, 2018 was a benefit of 7.2% and 67.0%, respectively, compared to a provision of 20.1% and 41.9%, respectively, for the corresponding periods in the prior year. For the current three month period, the effective tax rate was lower than the statutory tax rate primarily due to a revision in the provisional transition tax liability resulting from revising the estimate of the overall earnings and profits on which the transaction tax is based and earnings in jurisdictions subject to lower tax rates. For the current nine month period, the effective tax rate benefit was higher than the statutory tax rate primarily due to the favorable impact of the Tax Cuts and Jobs Act (the "Act") enacted on December 22, 2017, partially offset by the unfavorable impact of the Medical Aesthetic goodwill impairment charge, substantially all of which is non-deductible. As a result of the Act, U.S. corporations are subject to lower income tax rates, and the Company was required to remeasure its U.S. net deferred tax liabilities at a lower rate resulting in a net benefit of $354.5 million recorded in the provision for income taxes. For the three month period ended July 1, 2017, the effective tax rate was lower than the statutory tax rate primarily due to earnings in jurisdictions subject to lower tax rates, the domestic production activities deduction benefit, stock compensation tax benefits and federal and state tax credits. For the nine month period ended July 1, 2017, the effective tax rate was higher than the statutory tax rate primarily due to the gain on the sale of the blood screening business as the tax basis of the assets sold was lower than the book basis, partially offset by earnings in jurisdictions subject to lower tax rates, the domestic production activities deduction benefit, the reversal of reserves from settling open audits, stock compensation tax benefits and federal and state tax credits.

U.S. Tax Reform
The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.
As of June 30, 2018, the Company has not completed its accounting for the tax effects of enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax, and recognized a provisional net benefit of $354.5 million, which is included in income tax expense.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing SEC registrants to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the additional estimated net income tax benefit of $354.5 million represents the Company’s best estimate based on its interpretation of the U.S. legislation as the Company is still accumulating data to finalize the underlying calculations, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the U.S. legislation.

In the three months ended December 30, 2017, the Company revised its estimated annual effective rate to reflect a change in the federal statutory income tax rate from 35% to 21%. The rate change is administratively effective at the beginning of the Company’s fiscal year, resulting in a blended rate for the annual period. The Company's blended statutory income tax rate for fiscal 2018 is 24.5%.

Deferred tax assets and liabilities: The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 24.5% for fiscal 2018 reversals and 21% for post-fiscal 2018 reversals. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional net benefit amount recorded related to the re-measurement of the Company’s deferred tax balance was $354.5 million.

Foreign tax effects: The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P) which were previously deferred from U.S. income taxes. In the first quarter of fiscal 2018, the Company recorded a provisional amount for the one-time transition tax liability related to the deemed repatriation of the earnings of its foreign subsidiaries, resulting in an increase in income tax expense of $26.0 million. In the third quarter of fiscal 2018, the Company revised its initial estimate of the overall E&P on which the transition tax is based and reversed the amount recorded in the first quarter. The Company has not yet finalized its calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of its post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. The Company continues to evaluate this assertion in its ongoing analysis of the effects of tax reform on the Company's strategic initiatives. The Company believes that determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis differences in these entities (i.e., basis differences in excess of those subject to the one time transition tax) is not practicable.

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

(14) Intangible Assets and Goodwill
Intangible assets consisted of the following:

Description	As of June 30, 2018		As of September 30, 2017
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,528.8	$2,425.8	$4,528.7	$2,186.8
In-process research and development	—	—	46.0	—
Customer relationships	557.4	420.0	552.8	393.8
Trade names	310.3	170.4	310.3	156.4
Distribution agreement	42.0	6.7	42.0	2.8
Non-competition agreements	1.5	0.5	1.5	0.1
Business licenses	2.4	2.2	2.4	2.2
Total acquired intangible assets	$5,442.4	$3,025.6	$5,483.7	$2,742.1

Internal-use software	69.3	51.7	64.5	46.1
Capitalized software embedded in products	18.3	3.7	14.3	2.0
Total intangible assets	$5,530.0	$3,081.0	$5,562.5	$2,790.2
The estimated remaining amortization expense of the Company's acquired intangible assets as of June 30, 2018 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2018	$94.2
Fiscal 2019	$365.9
Fiscal 2020	$354.7
Fiscal 2021	$333.1
Fiscal 2022	$320.4
Goodwill
During the second quarter of fiscal 2018, in connection with commencing its company-wide annual budgeting and strategic planning process, evaluating its current operating performance of its Medical Aesthetics reporting unit, and abandoning an in-process research and development project, the Company reduced its short term and long term revenue and operating income forecasts and determined that indicators of impairment existed in its Medical Aesthetics reporting unit. The Medical Aesthetics reporting unit is solely comprised of the Cynosure business, which the Company acquired on March 22, 2017. The updated forecast reflected significantly reduced volume and market penetration projections resulting in lower short-term and long-term profitability than expected at the time of the Cynosure acquisition. As a result of these current events and circumstances, the Company determined that it was more likely than not that this change would reduce the fair value of the reporting unit below its carrying amount. In performing the impairment test, the Company utilized the single step approach under Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). The goodwill impairment test requires a comparison of the carrying value of the Medical Aesthetics reporting unit to its estimated fair value. To estimate the fair value of the reporting unit, the Company utilized the income approach. The income approach is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the reporting unit and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows were based on the Company's most recent budget and strategic plan and for period beyond the strategic plan, the Company's estimates are based on assumed growth rates expected as of the measurement date. The Company believes its assumptions were consistent with the plans and estimates used to manage the underlying business. The discount rate used is intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the reporting unit. The basis of fair value for Medical Aesthetics assumed the reporting unit would be purchased or sold in a non-taxable transaction, and the discount rate of 12.0% applied to the after-tax cash flows was consistent with that used in the purchase accounting performed in fiscal 2017. As a result of this analysis, the fair value of the Medical Aesthetic reporting unit was significantly below its carrying value, and the Company recorded a goodwill impairment charge of $685.7 million during the second quarter of fiscal 2018. This reporting unit now has a goodwill value of zero. The Company believes its assumptions used to determine the fair value of the reporting unit are reasonable. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.
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

(15) Product Warranties
Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Acquired	Settlements/ Adjustments	Balance at End of Period
Nine Months Ended:
June 30, 2018	$17.0	$13.1	$—	$(14.5)	$15.6
July 1, 2017	$5.0	$12.1	$9.9	$(9.3)	$17.7
(16) Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated balances of other comprehensive loss for the periods presented:

	Three Months Ended June 30, 2018				Nine Months Ended June 30, 2018
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Total	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(2.9)	$(1.0)	$3.3	$(0.6)	$(18.5)	$(0.4)	$(1.6)	$4.3	$(16.2)
Other comprehensive income (loss) before reclassifications	(17.9)	—	(0.5)	(18.4)	(2.3)	—	0.6	(4.1)	(5.8)
Amounts reclassified to statement of income	—	—	0.4	0.4	—	0.4	—	3.0	3.4
Ending Balance	$(20.8)	$(1.0)	$3.2	$(18.6)	$(20.8)	$—	$(1.0)	$3.2	$(18.6)

	Three Months Ended July 1, 2017					Nine Months Ended July 1, 2017
	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(38.4)	$(0.3)	$(2.5)	$1.0	$(40.2)	$(26.1)	$(0.3)	$(2.5)	$(3.4)	$(32.3)
Other comprehensive income (loss) before reclassifications	11.6	—	—	(0.4)	11.2	(0.7)	2.4	—	0.7	2.4
Amounts reclassified to statement of income	—	—	—	1.6	1.6	—	(2.4)	—	4.9	2.5
Ending Balance	$(26.8)	$(0.3)	$(2.5)	$2.2	$(27.4)	$(26.8)	$(0.3)	$(2.5)	$2.2	$(27.4)

In the first quarter of fiscal 2017, one of the Company's cost-method equity investments became a marketable security, and the Company recorded the increase in value on a gross basis of $4.0 million to other comprehensive income.

(17) Share Repurchase
On June 21, 2016, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common stock over a five-year period. During the nine months ended June 30, 2018, the Company repurchased 5.0 million shares of its common stock for total consideration of $187.3 million. As of June 30, 2018, $112.8 million remained available to be repurchased under this authorization.
On June 13, 2018, the Company's Board of Directors authorized another share repurchase plan to repurchase up to $500.0 million of the Company's outstanding common stock. This share repurchase plan, which replaces the prior plan, is effective August 1, 2018 and expires on June 13, 2023.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires an entity to recognize a right-of-use asset and a lease liability for virtually all of its leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify specific guidance issued in ASC 2016-02. The guidance for both ASU 2016-02 and ASU 2018-10 is effective for annual periods beginning after December 15, 2018, and is applicable to the Company in fiscal 2020. Early adoption is permitted. The updated guidance requires a modified retrospective adoption.

The Company is currently evaluating the anticipated impact of the adoption of ASU 2016-02 and ASU 2018-10 on its consolidated financial position and results of operations.

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

•
the effect of the current trade war between the U.S. and other nations, most notably China, and the impending impact of tariffs on the sale of our products in those countries and potential increased costs we may incur to purchase materials from our suppliers to manufacture our products;

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
In the first quarter of fiscal 2017, we entered into a definitive agreement to sell our blood screening business to Grifols for a sales price of $1.85 billion in cash, subject to adjustment based on the closing amount of inventory. The transaction closed on January 31, 2017 and we received $1.865 billion. The sales price was subject to adjustment based on a finalization of inventory provided to Grifols. The sale resulted in a gain of $899.7 million recorded in the second quarter of fiscal 2017. As a result of this disposition and proceeds received, we recorded a tax obligation of $649.5 million, which was paid in fiscal 2017. Upon the closing of the transaction, our existing collaboration agreement with Grifols terminated, and a new collaboration agreement was executed as part of this transaction for us to provide certain research and development services to Grifols. In addition, we agreed to provide transition services to Grifols over a two to three year period depending on the nature of the respective service, including the manufacture of inventory, and we are in effect serving as a contract manufacturer of assays for Grifols for a two to three year period from the disposal date. We also agreed to sell Panther instrumentation and certain supplies to Grifols as part of a long term supply agreement. Following the closing of this disposition, we no longer operate our blood screening business, except to the limited extent we have agreed to support Grifols. Under the long term supply agreement, transition services agreement to manufacture assays, and research and development services, we recognized revenues of $18.6 million and $42.5 million for the three and nine months ended June 30, 2018. For the disposed blood screening business, in the third quarter and year to date period of fiscal 2017, revenue was $0.0 million and $96.5 million, respectively, gross profit was $0.0 million and $64.8 million, respectively, and operating income was $0.0 million and $45.8 million, respectively. Revenue, gross profit and operating income of the disposed business represents the financial impact of the business as it was operated prior to the date of disposition. The operating expenses include only those that were incurred directly by and were retained by the disposed business and are now incurred by Grifols. See Note 10 to our consolidated financial statements included herein.
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
Our Medical Aesthetics segment offers a portfolio of aesthetic treatment systems, including SculpSure, PicoSure, MonaLisa Touch and TempSure that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, reduce fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus, ablate sweat glands and improve gynecologic health. This segment also markets radio frequency, or RF, energy sourced medical devices for precision surgical applications such as facial plastic and general surgery, gynecology, ear, nose, and throat procedures, back and thigh procedures, ophthalmology, oral and maxillofacial surgery, podiatry and proctology.

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
Trademark Notice
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 2D Dimensions, 3Dimensions, 3D Mammography, AccuProbe, Affirm Prone, Aptima, ATEC, Brevera, C-View, Cervista, Cynosure, Dimensions, Discovery, Eviva, Fluoroscan, Gen-Probe, Genius, Genius 3D, Genius 3D Mammography, Horizon, Icon, Invader, Medicor, MedLite, MultiCare, MyoSure, NovaSure, PACE, Panther, PicoSure, Procleix, Prodesse, Progensa, Rapid Fibronectin Test, SculpSure, TempSure, ThinPrep, and Tigris.
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

Medicor Medical Supply

On April 7, 2017, we completed the acquisition of MMS Medicor Medical Supplies GmbH, or Medicor, for a purchase price of approximately $19.0 million. Medicor was a long-standing distributor of our Breast and Skeletal Health products in Germany, Austria and Switzerland. Based on the valuation, we have allocated $5.4 million of the purchase price to intangible assets and $8.9 million to goodwill.

Emsor, S.A.

On December 11, 2017, we completed the acquisition of Emsor S.A. ("Emsor") for a purchase price of approximately $16.3 million, which includes contingent consideration which the Company has estimated at $4.9 million. The contingent consideration is payable upon Emsor achieving predefined amounts of cumulative revenue over a two year period from the date of acquisition. Emsor was a distributor of the Company's Breast and Skeletal Health products in Spain and Portugal. Based on our preliminary valuation, we have allocated $4.6 million of the purchase price to the preliminary value of intangible assets and $5.7 million to goodwill. The allocation of the purchase price is preliminary as we continue to gather information supporting the acquired assets and liabilities.

RESULTS OF OPERATIONS
All dollar amounts in tables are presented in millions.
Product Revenues

	Three Months Ended						Nine Months Ended
	June 30, 2018		July 1, 2017		Change		June 30, 2018		July 1, 2017		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$287.9	34.9%	$280.0	34.7%	$7.9	2.8%	$840.6	35.0%	$890.3	39.5%	$(49.7)	(5.6)%
Breast Health	191.6	23.4%	177.1	22.0%	14.5	8.2%	551.8	22.9%	515.8	22.9%	36.0	7.0%
Medical Aesthetics	75.9	9.2%	96.3	12.0%	(20.4)	(21.3)%	222.4	9.2%	110.8	4.9%	111.6	100.8%
GYN Surgical	107.4	13.0%	106.3	13.2%	1.1	1.1%	313.9	13.1%	321.8	14.3%	(7.9)	(2.5)%
Skeletal Health	15.1	1.8%	14.4	1.8%	0.7	4.7%	45.0	1.9%	43.6	1.9%	1.4	3.2%
	$677.9	82.3%	$674.1	83.7%	$3.8	0.6%	$1,973.7	82.1%	$1,882.3	83.5%	$91.4	4.9%
We generated an increase in product revenues in both the current three and nine month periods of 0.6% and 4.9%, respectively, compared to the corresponding periods in the prior year. In the current quarter, we had increases across all our business segments except Medical Aesthetics which experienced a decline in volume of SculpSure and PicoSure system sales. In the current nine month period, the increase was primarily due to our acquisition of Cynosure on March 22, 2017. Cynosure's results are reported in our Medical Aesthetics segment and is the sole business in this segment. Partially offsetting the increase in the current nine month period, our Diagnostics business product revenues declined as a result of the sale of our blood screening business effective January 31, 2017, and we had lower revenues in GYN Surgical. Excluding blood screening, Diagnostics revenues increased $10.4 million and $34.5 million in the three and nine months ended June 30, 2018, respectively, compared to the corresponding periods in the prior year. In addition, the first quarter of fiscal 2017 was a 14-week quarter and fiscal 2017 was a 53-week fiscal period.
Diagnostics product revenues increased 2.8% and decreased 5.6% in the current three and nine month periods, respectively compared to the corresponding periods in the prior year. The decrease in the current nine month period was primarily due to the decrease in blood screening revenues of $84.3 million as a result of the divestiture of the business during the second quarter of fiscal 2017, and we had four fewer selling days in the first quarter of fiscal 2018. In connection with the divestiture agreement, we have committed to providing Grifols manufacturing support through a transition services period and long term access to Panther instrumentation and certain supplies. As such, we will continue to generate a level of revenues, but much lower than historical trends. For the current three and nine month periods, product revenue under the new long term supply agreement and transition services agreement to manufacture assays for Grifols was $15.8 million and $35.0 million, respectively. Excluding the divestiture of the blood screening business, Diagnostics product revenues grew in the current three and nine month periods driven by increases in Molecular Diagnostics. The increase for the current nine month period was also due to an increase in Cytology & Perinatal and the positive foreign currency exchange impact of the weakening U.S. dollar against a number of currencies.
Molecular Diagnostics product revenue (excluding blood screening) was $151.9 million and $445.9 million for the current three and nine month periods, respectively, compared to $141.4 million and $416.0 million, respectively, in the three and nine month periods of fiscal 2017. These increases were primarily attributable to sales of our Aptima family of assays, which increased $8.2 million and $22.9 million in the current three and nine month periods on a worldwide basis due to our increased installed base of Panther instruments. This installed base is driving higher volumes of assay testing. In addition, we had an increase in international sales of our virology products for which we have recently received certain international regulatory approvals. These increases were partially offset by lower instrument sales and the loss of one week in the current nine month period compared to the corresponding period in the prior year. Cytology & Perinatal product revenue was flat and increased $4.6 million in the current three and nine month periods, respectively, due to higher international ThinPrep volumes, partially offset by lower Perinatal revenue and lower domestic ThinPrep test volumes, which we primarily attribute to screening interval expansion, as well as a slight decline average selling prices on a worldwide basis.

Breast Health product revenues increased 8.2% and 7.0% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily due to increased unit volumes of our newest 3Dimensions and 3D Performance systems, which complement our older 3D systems, increased sales volume of our Affirm Prone table and Brevera breast biopsy system, which was recently commercially released in the U.S., an increase in Eviva and ATEC volumes internationally, and the positive foreign currency exchange impact of the weakening U.S. dollar against a number of currencies. In addition, the acquisition of Medicor and Emsor, former distributors of our products, resulted in higher mammography system revenues, primarily attributable to higher direct sales prices in their respective territories, in the current three and nine month periods. These increases were partially offset by lower sales volume of our 2D Dimensions systems on a worldwide basis and lower 3D upgrades as a result of a shift to 3D systems.
Our Medical Aesthetics business commenced in fiscal 2017 as a result of the acquisition of Cynosure effective March 22, 2017. Product revenue decreased (21.3)% in the current three month period compared to the corresponding period in the prior year primarily due to decrease in Body Contouring products revenues on a worldwide basis primarily driven by lower volume of SculpSure systems, lower Skin products revenue primarily due to lower PicoSure systems sales globally partially offset by sales in the U.S. of our new TempSure product, and lower Women's Health product sales primarily from lower sales volume of our MonaLisa Touch device. We attribute the decreases primarily to the U.S. sales force disruption since acquisition and increased competition. Product revenue increased 100.8% in the current nine month period compared to the corresponding period in the prior year primarily due to a full nine month period in fiscal 2018 compared to slightly more than three months of activity in the prior year period.
GYN Surgical product revenues increased 1.1% and decreased 2.5% in the current three and nine month periods compared to the corresponding periods in the prior year. The increase in the current quarter is primarily due to an increase in MyoSure system sales on a worldwide basis of $5.0 million partially offset by a decrease in volume of NovaSure system sales of $3.9 million, which occurred in the U.S. The decrease in the current nine month period was primarily due to lower NovaSure system sales of $21.7 million from lower U.S. volumes partially offset by an increase in MyoSure system sales on a worldwide basis of $13.8 million. We attribute the decrease in NovaSure sales primarily to increased competition and a stagnant market for endometrial ablation, partially offset by a slight increase in average selling prices from a mix shift to the higher priced NovaSure ADVANCED device. In addition, we had four fewer selling days in the current nine month period. Offsetting these decreases in the nine month period is the positive effect of the effect of foreign currency exchange rates from a weaker U.S. dollar.
Skeletal Health product revenues increased 4.7% and 3.2% in the current three and nine month periods compared to the corresponding periods in the prior year, primarily due to higher sales volume of our Horizon osteoporosis assessment product revenues on a worldwide basis, which was partially offset in the current nine month period by a decrease in our mini C-arm sales in the U.S., which we attribute primarily to competitive pressures.

Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
United States	74.9%	76.1%	75.0%	77.2%
Europe	11.4%	9.3%	11.8%	10.2%
Asia-Pacific	9.0%	9.1%	8.5%	8.2%
Rest of World	4.7%	5.5%	4.7%	4.4%
	100.0%	100.0%	100.0%	100.0%
In both the current three and nine month periods compared to the corresponding periods in the prior year, the percentage of product revenue from Europe increased and the percentage of product revenue from the U.S. decreased. We attribute this change primarily to the Cynosure, Medicor, and Emsor acquisitions, and to a lesser extent an increase in sales of digital mammography systems, ThinPrep, and Aptima products in Europe.
Service and Other Revenues

	Three Months Ended						Nine Months Ended
	June 30, 2018		July 1, 2017		Change		June 30, 2018		July 1, 2017		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$146.1	17.7%	$132.0	16.4%	$14.1	10.7%	$430.8	17.9%	$373.6	16.6%	$57.2	15.3%
Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment, and to a lesser extent, our Medical Aesthetics business. The Breast Health business continues to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period. Our Medical Aesthetics business represented 10.8% and 10.7% of service and other revenues in the three and nine months ended June 30, 2018, respectively, and 10.4% and 3.6% of service and other revenues in the three and nine months ended July 1, 2017, respectively. Service and other revenues increased 10.7% and 15.3% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily due to an increase of $2.1 million and $30.9 million, respectively, contributed by Cynosure, which was acquired in the second quarter of fiscal 2017, and higher installation, training, spare parts, and service contract conversion and renewal rates for our breast health business.
Cost of Product Revenues

	Three Months Ended						Nine Months Ended
	June 30, 2018		July 1, 2017		Change		June 30, 2018		July 1, 2017		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$226.1	33.4%	$249.3	37.0%	$(23.2)	(9.3)%	$656.9	33.3%	$648.1	34.4%	$8.8	1.4%
Amortization of Intangible Assets	79.4	11.7%	79.1	11.7%	0.3	0.3%	239.0	12.1%	217.9	11.6%	21.1	9.6%
	$305.5	45.1%	$328.4	48.7%	$(22.9)	(7.0)%	$895.9	45.4%	$866.0	46.0%	$29.9	3.5%
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 33.4% and 33.3% in the current three and nine month periods, respectively, compared to 37.0% and 34.4% in the corresponding periods in the prior year. Cost of product revenues as a percentage of product revenues in the current three and nine month periods was lower than the corresponding periods in the prior year primarily due to the acquisition of Cynosure in the prior year and the related impact of stepping-up the acquired inventory to fair value in purchase accounting, resulting in additional costs of $19.6 million and $22.0 million in the prior year three and nine month periods, respectively.

Diagnostics' product costs as a percentage of revenue decreased slightly in the current three and nine month periods compared to the corresponding period in the prior year primarily due to increased Aptima assay volumes and higher volumes of our newer virology products and the positive foreign currency exchange impact of the weakening U.S. dollar against a number of currencies, partially offset by an increase in international sales which have lower average selling prices. For the current nine month period, these improvements were partially offset by the divestiture of the blood screening business that occurred during the second quarter of fiscal 2017. The products that we supply to Grifols under the new supply and collaboration agreements are at lower gross margins than we earned in the disposed business, and we expect this to continue.
Breast Health’s product costs as a percentage of revenue were consistent in the current three month period and increased slightly in the current nine month period compared to the corresponding periods in the prior year primarily due to a decrease in 3D upgrades and C-View software sales, which have higher gross margins than capital equipment sales, lower average sales prices of 3D Dimensions systems in the U.S. from a mix shift to our lower margin 3D Performance system and increase in the sales volume of digital mammography systems internationally, which have lower average selling prices. The decreases were partially offset by higher sales volume of the Affirm Prone table and the Brevera breast biopsy system, higher average selling prices for Eviva and ATEC devices, and the positive foreign currency exchange impact of the weakening U.S. dollar against a number of currencies.
Medical Aesthetics product costs as a percentage of revenue decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the impact of the step-up to fair value of inventory upon our acquisition of Cynosure in the prior year, which added $19.6 million and $22.0 million of product costs in the the prior year periods. In addition, increased sales of our SculpSure system with the Submental feature and the launch of our new TempSure products in the current fiscal year contributed to lower product costs as a percentage of revenue in the current periods as these products have higher gross margins.
GYN Surgical’s product costs as a percentage of revenue increased slightly in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to lower NovaSure volumes and continued mix shift to MyoSure products comprising a higher percentage of GYN Surgical product sales. MyoSure devices have a lower gross margin than NovaSure devices. In addition, we had higher international sales which have lower average selling prices.
Skeletal Health’s product costs as a percentage of revenue increased in the current three month period compared to the corresponding period in the prior year primarily due to unfavorable manufacturing variances and to a lesser extent pricing pressures on our Horizon system. Product costs as a percentage of revenue were relatively consistent in the current nine month period compared to the corresponding period in the prior year.
Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 8 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense has increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to an increase of $1.6 million and $34.6 million, respectively, related to intangible assets acquired in the Cynosure acquisition, partially offset in the nine month period by a decrease in amortization expense related to the divestiture of the blood screening business of $5.4 million, lower amortization expense related to the Cytyc acquisition intangibles, which are being amortized based on the pattern of economic benefits, and having one less week of expense in the current nine month period compared to the corresponding period in the prior year.
Cost of Service and Other Revenues

	Three Months Ended						Nine Months Ended
	June 30, 2018		July 1, 2017		Change		June 30, 2018		July 1, 2017		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$82.5	56.5%	$68.1	51.6%	$14.4	21.2%	$232.9	54.1%	$186.8	50.0%	$46.1	24.7%
Service and other revenues gross margin decreased to 43.5% and 45.9% in the current three and nine month periods compared to 48.4% and 50.0% in the corresponding periods in the prior year primarily due to Cynosure's service gross margin, which is lower than that generated by the Breast Health business, and to a lesser extent an increase in costs to repair older digital mammography systems under service contracts.

Operating Expenses

	Three Months Ended						Nine Months Ended
	June 30, 2018		July 1, 2017		Change		June 30, 2018		July 1, 2017		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$54.4	6.6%	$62.5	7.8%	$(8.1)	(13.0)%	$166.0	6.9%	$172.3	7.6%	$(6.3)	(3.7)%
Selling and marketing	141.1	17.1%	145.4	18.0%	(4.3)	(3.0)%	411.1	17.1%	358.8	15.9%	52.3	14.6%
General and administrative	86.3	10.5%	65.5	8.1%	20.8	31.8%	248.0	10.3%	252.7	11.2%	(4.7)	(1.9)%
Amortization of intangible assets	15.3	1.9%	15.2	1.9%	0.1	0.7%	44.4	1.8%	47.3	2.1%	(2.9)	(6.1)%
Impairment of intangible asset	—	—%	—	—%	—	100.0%	46.0	1.9%	—	—%	46.0	100.0%
Impairment of Goodwill	—	—%	—	—%	—	100.0%	685.7	28.5%	—	—%	685.7	100.0%
Gain on sale of business	—	—%	—	—%	—	100.0%	—	—%	(899.7)	(39.9)%	899.7	(100.0)%
Restructuring charges	5.8	0.7%	6.0	0.7%	(0.2)	(3.3)%	11.4	0.5%	10.8	0.5%	0.6	5.6%
	$302.9	36.8%	$294.6	36.5%	$8.3	2.8%	$1,612.6	67.1%	$(57.8)	(2.6)%	$1,670.4	**
** Percentage not meaningful
Research and Development Expenses. Research and development expenses decreased 13.0% and 3.7% in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to lower project and outside consulting spend across the divisions and a reduction in headcount primarily in Diagnostics, Breast Health and Medical Aesthetics. Expenses were also lower in the current nine month period primarily due to the divestiture of the blood screening business and one less week of expenses partially offset by an increase of Cynosure research and development expenses of $11.0 million due to a full nine month period in fiscal 2018 compared to slightly more than three months of activity in the prior year. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses decreased 3.0% and increased 14.6% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year. The decrease in the current three month period was primarily due to lower headcount in Medical Aesthetics and to a lesser extent Diagnostics, a decrease in marketing initiatives primarily in Breast Health and Medical Aesthetics, and a reduction in consulting spend, partially offset by an increase in commissions and third-party commissions in Breast Health from higher revenues, increased headcount in Breast Health, and higher trade show spend, The increase in the current nine month period was primarily due to the inclusion of Cynosure, which increased $55.9 million in the current year period. Excluding Cynosure, expenses related to Hologic's legacy business decreased $3.6 million in the current nine month period compared to the corresponding prior year period primarily due to lower marketing initiatives and trade shows, lower spend on travel and meeting expenses, a decline in sales personnel headcount in GYN Surgical and Diagnostics and one less week of expenses, partially offset by higher salary compensation from increased headcount in Breast Health, and an increase in commissions and third-party commissions primarily in Breast Health.
General and Administrative Expenses. General and administrative expenses increased 31.8% and decreased 1.9% in the current three and nine month periods compared to the corresponding periods in the prior year. The increase in the current three month period was primarily due to the prior year period including a net refund of $12.4 million (which was included as an offset to general and administrative expenses in the prior period) related to filing amended Medical Device Excise tax returns, and increased legal fees primarily related to the Fuji and Minerva lawsuits, increased stock-based compensation, higher tax consulting fees, increased information systems infrastructure and project costs and increased spend internationally as we continue to build up our infrastructure to support our strategic initiatives in the current year period. The decrease in the current nine month period was primarily due to that the prior year period included a $16.8 million net charge for non-income tax related matters net of the benefit from the Medical Device Excise tax refund, acquisition and divestiture transaction expenses of $22.7 million, integration and consolidation charges primarily related to the Cynosure acquisition, and the prior year period included an additional week of expenses. Partially offsetting these decreases, the current nine month period includes expenses related to Cynosure, which increased $22.9 million including accelerated depreciation of Cynosure's ERP system, an increase in legal fees primarily related to the Fuji and Minerva lawsuits, higher stock-based compensation, increased international infrastructure costs, higher tax consulting fees and increased information systems infrastructure and project costs.
Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, distributor relationships and business licenses related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense increased slightly in the current three month period compared to the corresponding period in the prior year primarily due to intangibles acquired in the Emsor acquisition. Amortization expense decreased in the current nine month period compared to the corresponding period in the prior year primarily due to lower amortization from intangible assets related to the blood screening business of $10.4 million that was disposed of in the second quarter of fiscal 2017 and one less week of expenses. This decrease was partially offset by an increase of $8.9 million of amortization expense related to Cynosure intangible assets, and the Medicor and Emsor acquisitions.
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
Impairment of Goodwill. During the second quarter of fiscal 2018, in connection with commencing our company-wide annual budgeting and strategic planning process, evaluating the current operating performance of our Medical Aesthetics reporting unit, and abandoning an in-process research and development project, we reduced the short term and long term revenue and operating income forecasts and determined that indicators of impairment existed in our Medical Aesthetics reporting unit. The Medical Aesthetics reporting unit is solely comprised of the Cynosure business, which we acquired on March 22, 2017. The updated forecast reflects significantly reduced volume and market penetration projections resulting in lower short-term and long-term profitability than expected at the time of the Cynosure acquisition. As a result of these current events and circumstances, we determined that it was more likely than not that this change would reduce the fair value of the reporting unit below its carrying amount. In performing the impairment test, we utilized the single step approach under Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The goodwill impairment test requires a comparison of the carrying value of the Medical Aesthetics reporting unit to its estimated fair value. To estimate the fair value of the reporting unit, we utilized the income approach. The income approach is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the reporting unit and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows were based on the Company's most recent budget and strategic plan and for period beyond the strategic plan, our estimates were based on assumed growth rates expected as of the measurement date. We believe our assumptions are consistent with the plans and estimates used to manage the underlying business. The discount rate used was intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the reporting unit. The basis of fair value for Medical Aesthetics assumed the reporting unit would be purchased or sold in a non-taxable transaction, and the discount rate of 12.0% applied to the after-tax cash flows was consistent with that used in the purchase accounting performed in fiscal 2017.
The Company believes its assumptions used to determine the fair value of the reporting unit were reasonable. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows. For additional information pertaining to impairment of goodwill, please refer to Note 14 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.
Gain on Sale of Business. In the second quarter of fiscal 2017, we completed the sale of our blood screening business to Grifols and recorded a gain of $899.7 million.
Restructuring Charges. In each of the last number of fiscal years we have implemented various cost reduction initiatives to align our cost structure with our operations and in connection with our acquisition of Cynosure. These actions have primarily resulted in the termination of employees. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are recognized either ratably over the respective required employee service periods or up-front for contractual and statutory benefits, and other charges are being recognized as incurred. In fiscal 2018, we have terminated employees across the company in connection with these initiatives and recorded severance and benefit charges of $3.3 million and $8.9 million for the three and nine months ended June 30, 2018, respectively. For the three and nine month ended July 1, 2017, we recorded severance and benefits charges of

$4.7 million and $6.0 million, respectively, primarily related to termination of Cynosure executives. In addition, we have recorded lease obligation charges related to two facilities of $2.5 million for the three and nine months ended June 30, 2018, and $1.3 million and $4.8 million for three and nine months ended July 1, 2017, respectively. For additional information pertaining to restructuring actions and charges, please refer to Note 4 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.
Interest Expense

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Change		June 30, 2018	July 1, 2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(34.5)	$(39.1)	$4.6	(11.8)%	$(114.4)	$(117.1)	$2.7	(2.3)%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense in the current three and nine month period has decreased from the prior year periods primarily due to refinancing our 2022 Senior Notes with our 2025 and 2028 Senior Notes that carry lower rates, extinguishing our Convertible Notes in fiscal 2017 and 2018 and receiving interest payments under our interest rate cap agreements. The prior year nine month period included an additional week of expense partially offset by issuance costs expensed from the refinancing of our credit facilities in the first quarter of fiscal 2018, issuance costs expensed from the issuance of the 2025 Senior Notes and 2028 Senior Notes in the second quarter of fiscal 2018, and an increase in the LIBOR rate under our Amended and Restated Credit Agreement.
Debt Extinguishment Losses

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Change		June 30, 2018	July 1, 2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Debt Extinguishment Losses	$—	$(2.6)	$2.6	100.0%	$(45.9)	$(2.6)	$(43.3)	100.0%

In the first quarter of fiscal 2018, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A. The proceeds under the Amended and Restated Credit Agreement of $1.8 billion were used, among other things, to pay off the Term Loan and Revolver outstanding under the Prior Credit Agreement. In connection with this transaction, we recorded a debt extinguishment loss of $1.0 million in the first quarter of fiscal 2018. In the second quarter of fiscal 2018, we completed private placement of $1.0 billion aggregate principal amount of senior notes allocated between the 2025 Senior Notes and 2028 Senior Notes. The proceeds under the 2025 Senior Notes and 2028 Senior Notes offering and our available cash were used to redeem the 2022 Senior Notes in the same principal amount. In connection with this transaction, we recorded a debt extinguishment loss of $44.9 million in the second quarter of fiscal 2018. For additional information pertaining to these transactions, please refer to Note 5 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report. In the prior year period, we recorded a debt extinguishment loss of $2.6 million related to privately negotiated repurchase transactions and extinguished $100.0 million principal amount of each of our 2042 and 2043 Notes.

Other Income, net

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Change		June 30, 2018	July 1, 2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income, net	$5.2	$0.1	$5.1	**	$2.9	$13.7	$(10.8)	(78.8)%
** Percentage not meaningful

For the current three month period, this account primarily consisted of a net foreign currency exchange gains of $4.7 million primarily from the mark-to market of outstanding forward foreign currency exchange contracts and $0.5 million of gains on an increase in the cash surrender value of life insurance contracts related to our deferred compensation plan. For the third quarter of fiscal 2017, this account primarily consisted of $1.1 million on the cash surrender value of life insurance contracts, partially offset by net foreign currency exchange losses of $0.9 million.

For the current nine month period, this account primarily consisted of net foreign currency exchange gains of $1.8 million, a gain of $1.7 million on the cash surrender value of life insurance contracts and a $0.7 million insurance recovery partially offset by a realized loss of $0.6 million on the sale of a marketable security. For the prior year corresponding nine month period, this account primarily consisted of a gain of $3.6 million on the cash surrender value of life insurance contracts, $6.5 million in net foreign currency exchanges gains partially due to hedging activities and $3.6 million of net realized gains on the sale of a marketable security.
Provision (Benefit) for Income Taxes

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Change		June 30, 2018	July 1, 2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision (Benefit) for Income Taxes	$(7.6)	$15.0	$(22.6)	**	$(328.1)	$485.4	$(813.5)	**
** Percentage not meaningful

Our effective tax rate for the three and nine months ended June 30, 2018 was a benefit of 7.2% and 67.0%, respectively, compared to a provision of 20.1% and 41.9%, respectively, for the corresponding periods in the prior year. For the current three month period, the effective tax rate was lower than the statutory tax rate primarily due to a revision in the provisional transition tax liability resulting from revising the estimate of the overall earnings and profits on which the transaction tax is based and earnings in jurisdictions subject to lower tax rates. For the current nine month period, the effective tax rate benefit was higher than the statutory tax rate primarily due to the favorable impact of the Tax Cuts and Jobs Act (the "Act") enacted on December 22, 2017, partially offset by the unfavorable impact of the Medical Aesthetic goodwill impairment charge, substantially all of which is non-deductible. We have made reasonable estimates of the effects of the Act and these estimates could change in future periods as we complete our analysis of the effects of the Act (refer to Note 13 of the accompanying notes to the consolidating financial statements for additional discussion). As a result of the Act, U.S. corporations are subject to lower income tax rates, and we were required to remeasure our U.S. net deferred tax liabilities at a lower rate resulting in a net benefit of $354.5 million recorded in the provision for income taxes. For the three month period ended July 1, 2017, the effective tax rate was lower than the statutory tax rate primarily due to earnings in jurisdictions subject to lower tax rates, the domestic production activities deduction benefit, stock compensation tax benefits and federal and state tax credits. For the nine month period ended July 1, 2017, the effective tax rate was higher than the statutory tax rate primarily due to the gain on the sale of the blood screening business as the tax basis of the assets sold was lower than the book basis, partially offset by earnings in jurisdictions subject to lower tax rates, the domestic production activities deduction benefit, the reversal of reserves from settling open audits, stock compensation tax benefits and federal and state tax credits.
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
Diagnostics

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Change		June 30, 2018	July 1, 2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$294.2	$284.1	$10.1	3.6%	$858.5	$905.4	$(46.9)	(5.2)%
Operating Income	$32.3	$36.8	$(4.5)	(12.2)%	$103.1	$1,007.8	$(904.7)	(89.8)%
Operating Income as a % of Segment Revenue	11.0%	13.0%			12.0%	111.3%
Diagnostics revenues increased in the current three month period and decreased in the current nine month period compared to the corresponding periods in the prior year primarily due to the fluctuations in product revenues discussed above. The primary driver of the reduction in revenues in the current nine month period was the divestiture of the blood screening business in the second quarter of fiscal 2017.

Operating income for this business segment decreased in the current three month period compared to the corresponding period in the prior year primarily due to higher operating expenses partially offset by an increase in gross profit primarily due to increased sales of Aptima assays in the current quarter as compared to the corresponding prior year period. Gross margin was 46.2% and 46.0% in the current three month period and corresponding prior year period, respectively.

Operating income decreased in the current nine month period compared to the corresponding period in the prior year primarily due to the prior year period included a one-time gain of $899.7 million on the disposition of the blood screening business in the second quarter of fiscal 2017 and a decrease in gross profit in the current nine month period primarily due to the blood screening divestiture. Excluding the impact of the gain from this divestiture, operating income decreased $5.1 million in the current nine month period compared to the corresponding period in the prior year primarily due to the blood screening divestiture. Gross margin was 46.9% and 47.2% in the current nine month period and corresponding prior year period, respectively. The decrease in gross margin in the current nine month period was primarily due to lower revenues as a result of the disposition of the higher-margin blood screening business and lower margins generated under a new supply and collaboration arrangement. This gross margin decrease was partially offset by the impact of the increase in Aptima assay volumes, lower amortization expense, and the positive foreign currency exchange impact of the weakening U.S. dollar against a number of currencies.

Operating expenses increased in the current three month period compared to the corresponding period in the prior year primarily due to the prior year period included a $5.5 million gain from the refund received related to amended medical device excise tax filings, and higher legal fees, restructuring charges and international marketing initiatives, partially offset by lower research and development expenses related to a reduction in project spending. Exclusive of the impact of the gain on the sale of the blood screening business, operating expenses decreased in the nine month period compared to the corresponding period in the prior year primarily due to lower amortization expense as a result of the blood screening divestiture, lower research and development expenses related to a reduction in project spending as well as the divestiture of the blood screening business, lower headcount in research and development and sales, no transaction fees in the current fiscal year, and one less week of expenses in the current fiscal year, partially offset by restructuring charges for the current nine month period.

Breast Health

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Change		June 30, 2018	July 1, 2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$307.9	$283.7	$24.2	8.5%	$896.0	$837.4	$58.6	7.0%
Operating Income	$100.0	$99.2	$0.8	0.8%	$291.2	$277.1	$14.1	5.1%
Operating Income as a % of Segment Revenue	32.5%	35.0%			32.5%	33.1%
Breast Health revenues increased in the three and nine month periods compared to the corresponding periods in the prior year primarily due to increases of $14.5 million and $36.0 million in product revenue, respectively, discussed above and increases of $9.6 million and $22.6 million, respectively, in service revenue related to continued conversion of a high percentage of the installed base of digital mammography systems to service contracts upon expiration of the warranty period and to a lesser extent an increase in spare parts revenues.
Operating income for this business segment increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the increase in gross profit from higher revenues. The overall gross margin decreased to 60.0% and 60.1% in the current three and nine month periods, respectively, compared to 60.8% and 61.1% in corresponding three and nine month periods in the prior year, respectively, primarily due to the increase in service revenue, which has lower margins, decrease in C-View software and 3D upgrades, which have higher gross margins than capital equipment sales, and an increase in international sales, which have lower average selling prices. The gross margin decreases were partially offset by higher gross margins from sales volume increases in the Affirm Prone table and the Brevera breast biopsy system, and higher average selling prices of Eviva and ATEC devices, and sales volume increase in the 3Dimensions and 3D Performance systems.
Partially offsetting higher gross profit, operating expenses increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to increase in salary compensation from increased headcount in the Breast Health sales organization, increase in legal expenses for the Fuji litigation, increased expenses from the Medicor and Emsor acquisitions, increased commissions and third-party commissions, and a $4.5 million refund received in the third quarter of fiscal 2017 from amending the Company's Medical Device Excise tax filings partially offset by a reduction in marketing initiatives. In addition, the current nine month period had higher restructuring expenses partially offset by one less week of expenses and the prior year period included charges for non-income tax related matters.
Medical Aesthetics

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Change		June 30, 2018	July 1, 2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$91.7	$110.0	$(18.3)	(16.7)%	$268.5	$126.1	$142.4	113.0%
Operating Loss	$(22.2)	$(45.4)	$23.2	(51.1)%	$(805.3)	$(69.9)	$(735.4)	**
Operating Loss as a % of Segment Revenue	(24.2)%	(41.3)%			(299.9)%	(55.4)%
** Percentage not meaningful
Medical Aesthetics revenue, which is solely from the Cynosure acquisition completed on March 22, 2017, decreased in the current three month period and increased in the current nine month period compared to the corresponding periods in the prior year primarily due to the fluctuations in product revenue discussed above.
The operating loss for this business segment decreased in the current three month period compared to the corresponding period in the prior year primarily due to the prior year period included a $19.6 million charge in product costs for the step-up of inventory to fair value and $13.6 million of restructuring, retention and integration expenses, including legal and professional consulting fees related to the acquisition of Cynosure in fiscal 2017, partially offset by the decrease in gross profit (excluding the impact of the inventory step-up) from lower sales in the current quarter compared to the prior year corresponding period and higher legal fees. In addition, operating expenses across the Medical Aesthetics functions have decreased due to headcount reductions, lower marketing spend and additional cost containment measures are put in place to better align spending to operating results.
The operating loss in the current nine month period includes impairment charges for goodwill of $685.7 million and an in-process research and development intangible asset of $46.0 million recorded in the second quarter of fiscal 2018, intangible asset amortization expense of $66.6 million and restructuring and integration charges of $9.5 million. These expenses combined with functional operating expenses are partially offset by gross profit. The operating loss in the prior year nine month period was primarily due to acquisition expenses of $18.5 million, amortization of intangible assets of $23.0 million, step-up to fair value of inventory sold of $21.9 million, restructuring and retention costs and integration expenses, partially offset by gross profit from revenues.
GYN Surgical

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Change		June 30, 2018	July 1, 2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$107.7	$106.5	$1.2	1.1%	$314.7	$322.4	$(7.7)	(2.4)%
Operating Income	$22.9	$25.6	$(2.7)	(10.5)%	$71.1	$52.9	$18.2	34.4%
Operating Income as a % of Segment Revenue	21.3%	24.1%			22.6%	16.4%
GYN Surgical revenues increased in the current three month period and decreased in the current nine month period compared to the corresponding periods in the prior year primarily due to the decrease in product revenues discussed above.
Operating income for this business segment decreased in the current three month period compared to the corresponding period in the prior year primarily due to the prior year period included a $2.2 million refund received in the third quarter of fiscal 2017 from amending the Company's Medical Device Excise tax filings, and lower product development spend and lower sale force headcount, partially offset by increased marketing expenses. Gross profit in the current quarter was consistent with the prior year resulting in gross margin of 63.3% compared to 63.4% in the prior year. Operating income increased in the current nine month period compared to the corresponding period in the prior year primarily due to a charge in the prior year period of $15.5 million for a non-income tax matter partially offset by lower gross profit from a reduction in revenues. Gross margin for the current nine month period compared to the prior year period was consistent at 64.3% and 63.4%, respectively, in the corresponding periods in the prior year. Operating expenses decreased in the current nine month period compared to the corresponding period in the prior year primarily due to the $15.5 million non-income tax matter charge recorded in the prior year, lower compensation from a decrease in sales personnel headcount, lower marketing spend, and one less week of expenses partially offset by an increase in legal expenses from the Minerva litigation.
Skeletal Health

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Change		June 30, 2018	July 1, 2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$22.5	$21.8	$0.7	3.2%	$66.8	$64.6	$2.2	3.4%
Operating Income (Loss)	$0.1	$(1.2)	$1.3	(104.5)%	$3.0	$(7.0)	$10.0	(143.6)%
Operating Income (Loss) as a % of Segment Revenue	0.2%	(5.7)%			4.5%	(10.8)%
Skeletal Health revenues increase in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above.

Operating income increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to lower operating expenses in both periods and $2.0 million increase in gross profit due to higher obsolescence charges recorded in the prior year nine month period. In the current three and nine month periods, gross margin was 39.3% and 42.2%, respectively, compared to 44.1% and 41.1%, respectively, in the corresponding periods in the prior year. This business also had lower operating expenses due to the prior year nine month period included facility closure costs incurred for the Bedford facility of $4.8 million and we had one less week of expenses.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2018, we had $360.2 million of working capital and our cash and cash equivalents totaled $575.4 million. Our cash and cash equivalents balance increased by $34.8 million during the first nine months of fiscal 2018 primarily due to cash generated through cash flow from our core operating activities, partially offset by net repayments of debt, repurchases of common stock and capital expenditures.
In the first nine months of fiscal 2018, our operating activities provided cash of $500.5 million. We incurred a net loss of $(161.8) million which was offset by a non-cash goodwill impairment charge of $685.7 million, non-cash charges for depreciation and amortization aggregating $361.2 million, a non-cash intangible asset charge of $46.0 million, debt extinguishment losses of $45.9 million, stock-based compensation expense of $53.1 million and non-cash interest expense of $13.1 million related to our outstanding debt. These adjustments to net loss were partially offset by a decrease in net deferred tax liabilities of $470.3 million primarily from the change in tax rate due to tax reform, and to a lesser extent, the amortization of intangible assets. Cash provided by operations was negatively impacted by a net cash outflow of $79.2 million from changes in our operating assets and liabilities. The net cash outflow was driven primarily by an increase in inventory of $39.3 million primarily to meet anticipated demand and launch newer products, build up safety stock, an increase in prepaid income taxes of $21.9 million for estimated federal income taxes, and an increase in accounts receivable of $13.8 million due to increase in revenue during the current quarter compared to the fourth quarter of fiscal 2017. However, days sales outstanding remained relatively consistent with the fourth quarter of fiscal 2018.
In the first nine months of fiscal 2018, our investing activities used cash of $87.7 million primarily related to $73.5 million for capital expenditures, which primarily consisted of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware and software, the purchase of a strategic cost-method equity investment of $6.0 million and a net cash payment of $4.4 million to acquire Emsor.
In the first nine months of fiscal 2018, our financing activities used cash of $376.9 million primarily for payments of $1.35 billion to pay off the Term Loan outstanding under the Prior Credit Agreement, $1.0 billion to pay-off the 2022 Senior Notes, $546.2 million to repurchase and cash settle the conversion of our 2042 and 2043 Convertible Notes including accreted principal on the 2043 Notes and conversion premium on the 2042 Notes, $105.0 million of net repayments on amounts borrowed under our revolving credit line, $187.3 million for repurchases of our common stock, $23.5 million of payments for debt issuance costs related to our multiple refinancings during the year, and payments of $16.1 million for employee-related taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $1.5 billion from the Amended and Restated Credit Agreement, proceeds of $1.35 billion from issuance of the 2025 and 2028 Senior Notes, net borrowings of $19.8 million from the accounts receivable securitization and $24.0 million from our equity plans, primarily from the exercise of stock options.
Debt
We had total recorded debt outstanding of $3.25 billion at June 30, 2018, which was comprised of amounts outstanding under our Amended and Restated Credit Agreement and Amended Revolver of $1.70 billion (principal of $1.71 billion), 2025 Senior Notes of $934.6 million (principal of $950.0 million), 2028 Senior Notes of $393.0 million (principal of $400.0 million), and amounts outstanding under the accounts receivable securitization program of $219.8 million.
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

At June 30, 2018, we had $240.0 million outstanding under the Amended Revolver, and subsequent to June 30, 2018, we borrowed an additional net $90.0 million.

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

The Amended and Restated Credit Agreement contains two financial covenants (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each fiscal quarter and an excess cash flow prepayment requirement measured as of the end of each fiscal year. As of June 30, 2018, we were in compliance with these covenants.

2025 Senior Notes

The total aggregate principal balance of 2025 Senior Notes is $950.0 million. The 2025 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries. The 2025 Senior Notes were issued pursuant to an indenture, dated as of October 10, 2017 and supplemented as of January 19, 2018, among the Company, the guarantors and Wells Fargo Bank, National Association, as trustee. The 2025 Senior Notes mature on October 15, 2025 and bear interest at the rate of 4.375% per year, payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2018. We may redeem the 2025 Senior Notes at any time prior to October 15, 2020 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the Indenture. We may also redeem up to 35% of the aggregate principal amount of the 2025 Senior Notes with the net cash proceeds of certain equity offerings at any time and from time to time before October 15, 2020, at a redemption price equal to 104.375% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. We also have the option to redeem the 2025 Senior Notes on or after: October 15, 2020 through October 14, 2021 at 102.188% of par; October 15, 2021 through October 14, 2022 at 101.094% of par; and October 15, 2022 and thereafter at 100% of par. In addition, if there is a change of control coupled with a decline in ratings, as provided in the indenture, we will be required to make an offer to purchase each holder’s 2025 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

2028 Senior Notes

The total aggregate principal balance of the 2028 Senior Notes is $400.0 million. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries. The 2028 Senior Notes were issued pursuant to an indenture, dated as of January 19, 2018, among the Company, the guarantors and Wells Fargo Bank, National Association, as trustee. The 2028 Senior Notes mature on February 1, 2028 and bear interest at the rate of 4.625% per year, payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 2018. We may redeem the 2028 Senior Notes at any time prior to February 1, 2023 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the indenture. We may also redeem up to 35% of the aggregate principal amount of the 2028 Senior Notes with the net cash proceeds of certain equity offerings at any time and from time to time before February 1, 2021, at a redemption price equal to 104.625% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. We also have the option to redeem the 2028 Senior Notes on or after: February 1, 2023 through February 1, 2024 at 102.312% of par; February 1, 2024 through February 1, 2025 at 101.541% of par; February 1, 2025 through February 1, 2026 at 100.770% of par; and February 1, 2026 and thereafter at 100% of par. In addition, if there is a change of control coupled with a decline in ratings, as provided in the indenture, we will be required to make an offer to purchase each holder’s 2028 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

Accounts Receivable Securitization Program

On April 25, 2016, we entered into a one-year $200.0 million accounts receivable securitization program (the "Securitization Program") with several of our wholly owned subsidiaries and certain financial institutions. The Securitization Program provides for annual renewals. Under the terms of the Securitization Program, we and certain of our wholly-owned subsidiaries sell our customer receivables to a bankruptcy remote special purpose entity, which is wholly-owned by us. The special purpose entity, as borrower, and we, as servicer, have entered into a Credit and Security Agreement with several lenders pursuant to which the special purpose entity may borrow from the lenders up to the maximum borrowing amount allowed, with the loans secured by the receivables. The amount that the special purpose entity may borrow at a given point in time is determined based on the amount of qualifying receivables that are present in the special purpose entity at such point in time.The assets of the special purpose entity secure the amounts borrowed and cannot be used to pay our other debts or liabilities.

Effective April 20, 2018, we entered into an amendment to extend the Securitization Program an additional year to April 19, 2019. Under the amendment, the maximum borrowing amount increased from $200 million to $225.0 million. As of June 30, 2018, $219.8 million was outstanding under the Securitization Program.

The Credit and Security Agreement contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, and an event of default upon a change of control. As of June 30, 2018, we were in compliance with these covenants.
Acquisition (subsequent event)

On July 31, 2018, we completed the acquisition of Bioptics, Inc. and its subsidiary, Faxitron Bioptics, LLC (together, "Faxitron") for an initial purchase price of approximately $85.0 million. which is subject to a working capital adjustment. Faxitron, headquartered in Tucson, Arizona, develops, manufactures, and markets digital radiography systems.

Stock Repurchase Program
On June 21, 2016, the Board of Directors authorized the repurchase of up to $500.0 million of our outstanding common stock over a five-year period. During the nine months ended June 30, 2018, we repurchased 5.0 million shares of our common stock for total consideration of $187.3 million. As of June 30, 2018, $112.8 million remained available to be repurchased under this authorization.
On June 13, 2018, the Board of Directors authorized another share repurchase plan to repurchase up to $500.0 million of our outstanding common stock. This share repurchase plan, which replaces the prior plan, is effective August 1, 2018 and expires on June 13, 2023.

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

Future Liquidity Considerations

We expect to continue to review and evaluate potential strategic transactions and alliances that we believe will complement our current or future business. Subject to the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report, if any, as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 or any other of our subsequently filed reports, and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Quarterly Report, we believe that our cash and cash equivalents, cash flows from operations, the cash available under our Amended Revolver and our Securitization Program will provide us with sufficient funds in order to fund our expected normal operations and debt payments over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our Amended and Restated Credit Agreement, 2025 Senior Notes, 2028 Senior Notes and the Securitization Program. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, cost-method equity investments, insurance contracts and related deferred compensation plan liabilities, interest rate cap agreements, forward foreign currency contracts, accounts payable and debt obligations. Except for our outstanding 2025 Senior Notes and 2028 Senior Notes, the fair value of these financial instruments approximates their carrying amount. The fair value of our 2025 Senior Notes and 2028 Senior Notes as of June 30, 2018 was approximately $907.8 million and $377.3 million, respectively. Amounts outstanding under our Amended and Restated Credit Agreement and Securitization Program of $1.7 billion and $219.8 million, respectively, as of June 30, 2018 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our 2025 Senior Notes, 2028 Senior Notes and Amended and Restated Credit Agreement, as well as under our Securitization Program. The 2025 Senior Notes and 2028 Senior Notes have fixed interest rates. Borrowings under our Amended and Restated Credit Agreement currently bear interest at the Eurocurrency Rate (i.e., Libor) plus the applicable margin of 1.50% per annum. Borrowings under our Securitization Program currently bear interest at Libor plus the applicable margin of 0.70%.
As of June 30, 2018, there was $1.71 billion of aggregate principal outstanding under the Amended and Restated Credit Agreement, including amounts borrowed under the Amended Revolver, and $219.8 million aggregate principal outstanding under the securitization program. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by approximately $4.0 million. We entered into multiple interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding. The critical terms of the interest rate caps were designed to mirror the terms of our LIBOR-based borrowings under the Amended and Restated Credit Agreement, and therefore the interest rate caps are highly effective at offsetting the cash flows being hedged. We designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal which ends on December 27, 2019.
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

We conduct business worldwide and maintain sales and service offices outside the United States as well as manufacturing facilities in Costa Rica and the United Kingdom. Our international sales are denominated in a number of currencies, primarily the Euro, U.S. dollar, UK Pound and Renminbi. The majority of our foreign subsidiaries' functional currency is the local currency, although certain foreign subsidiaries functional currency is the U.S. dollar based on the nature of their operations or functions. Our revenues denominated in foreign currencies are positively affected when the U.S. dollar weakens against them and adversely effected when the U.S. dollar strengthens. Fluctuations in foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency. We have executed forward foreign currency contracts to hedge a portion of results denominated in the Euro, UK Pound, Australian dollar, Japanese Yen and Canadian dollar. These contracts do not qualify for hedge accounting. As a result, we may experience volatility in our Consolidated Statements of Operations due to (i) the impact of unrealized gains and losses reported in other income, net from the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other income, net, whereas the offsetting economic gains and losses are reported in the line item of the underlying cash flow, for example, revenue.
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
As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2018.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
April 1, 2018 – April 28, 2018	1,311	$36.99	818,575	$36.97	$163.3
April 29, 2018 – May 26, 2018	4,148	39.30	716,544	37.31	136.6
May 27, 2018 – June 30, 2018	7,171	39.32	626,454	37.98	112.8
Total	12,630	$39.07	2,161,573	$37.37	$112.8
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

(2)
On June 21, 2016, the Board of Directors authorized the repurchase of up to $500.0 million of our outstanding common stock over a five-year period. On June 13, 2018, the Company's Board of Directors authorized another share repurchase plan to repurchase up to $500.0 million of our outstanding common stock. This share repurchase plan, which replaces the prior plan, is effective August 1, 2018 and expires on June 13, 2023.

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

Hologic, Inc.
(Registrant)

Date:	July 31, 2018	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	July 31, 2018	/s/ Robert W. McMahon

Robert W. McMahon
Chief Financial Officer (Principal Financial Officer)