Form 10-Q
period 2018-12-29
HOLOGIC INC
filed 2019-01-30
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 24, 2019, 291,314,767 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended
	December 29, 2018	December 30, 2017
Revenues:
Product	$683.1	$650.7
Service and other	147.6	140.4
	830.7	791.1
Costs of revenues:
Product	232.1	213.7
Amortization of acquired intangible assets	81.0	79.8
Service and other	83.5	73.1
Gross profit	434.1	424.5
Operating expenses:
Research and development	53.2	54.8
Selling and marketing	146.0	139.5
General and administrative	78.6	77.9
Amortization of acquired intangible assets	14.1	14.4
Restructuring charges	1.7	3.8
	293.6	290.4
Income from operations	140.5	134.1
Interest income	1.3	0.8
Interest expense	(36.1)	(41.0)
Debt extinguishment losses	(0.8)	(1.0)
Other (expense) income, net	(0.6)	2.9
Income before income taxes	104.3	95.8
Provision (benefit) for income taxes	5.7	(310.9)
Net income	$98.6	$406.7
Net income per common share:
Basic	$0.36	$1.47
Diluted	$0.36	$1.45
Weighted average number of shares outstanding:
Basic	270,590	276,856
Diluted	272,372	280,802

See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended
	December 29, 2018	December 30, 2017
Net income	$98.6	$406.7
Changes in foreign currency translation adjustment	(3.2)	5.5
Changes in unrealized holding gains and losses on available-for-sale securities, net of tax of $0.2 for the three months ended December 30, 2017:
Loss reclassified from accumulated other comprehensive loss to the statements of income	—	0.4
Changes in pension plans, net of taxes of $0.6 for the three months ended December 30, 2017:	—	0.6
Changes in value of hedged interest rate caps, net of tax of $0.5 and $(4.9) for the three months ended December 29, 2018 and December 30, 2017:
Loss recognized in other comprehensive income, net	(3.9)	(4.3)
Loss reclassified from accumulated other comprehensive loss to the statements of income	0.7	2.3
Other comprehensive (loss) income	(6.4)	4.5
Comprehensive income	$92.2	$411.2
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	December 29, 2018	September 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$311.1	$666.7
Accounts receivable, less reserves of $16.8 and $16.2, respectively	578.6	579.2
Inventories	418.6	384.1
Prepaid income taxes	29.7	31.7
Prepaid expenses and other current assets	63.9	61.5
Total current assets	1,401.9	1,723.2
Property, plant and equipment, net	472.6	478.2
Intangible assets, net	2,402.2	2,398.6
Goodwill	2,562.9	2,533.2
Other assets	91.9	97.7
Total assets	$6,931.5	$7,230.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$319.4	$599.7
Accounts payable	176.3	192.2
Accrued expenses	413.2	436.1
Deferred revenue	167.1	172.9
Current portion of capital lease obligations	1.7	1.7
Total current liabilities	1,077.7	1,402.6
Long-term debt, net of current portion	2,807.9	2,704.6
Capital lease obligations, net of current portion	20.5	20.9
Deferred income tax liabilities	456.5	498.2
Deferred revenue	18.1	18.2
Other long-term liabilities	156.4	157.6
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 290,848 and 289,900 shares issued, respectively	2.9	2.9
Additional paid-in-capital	5,685.9	5,671.3
Accumulated deficit	(2,386.5)	(2,494.0)
Treasury stock, at cost – 23,524 and 19,812 shares, respectively	(876.0)	(725.9)
Accumulated other comprehensive loss	(31.9)	(25.5)
Total stockholders’ equity	2,394.4	2,428.8
Total liabilities and stockholders’ equity	$6,931.5	$7,230.9
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount
Balance at September 30, 2017	287,853	$2.9	$5,630.8	$(2,382.7)	$(16.2)	12,560	$(450.1)	$2,784.7
Exercise of stock options	231	—	5.8	—	—	—	—	5.8
Vesting of restricted stock units, net of shares withheld for employee taxes	666	—	(14.3)	—	—	—	—	(14.3)
Stock-based compensation expense	—	—	16.4	—	—	—	—	16.4
Reacquisition of equity component from convertible notes repurchase, net of taxes	—	—	(9.8)	—	—	—	—	(9.8)
Net income	—	—	—	406.7	—	—	—	406.7
Other comprehensive income activity	—	—	—	—	4.5	—	—	4.5
Balance at December 30, 2017	288,750	$2.9	$5,628.9	$(1,976.0)	$(11.7)	12,560	$(450.1)	$3,194.0
Exercise of stock options	154	—	2.9	—	—	—	—	2.9
Vesting of restricted stock units, net of shares withheld for employee taxes	79	—	(1.2)	—	—	—	—	(1.2)
Common stock issued under the employee stock purchase plan	204	—	7.4	—	—	—	—	7.4
Stock-based compensation expense	—	—	19.5	—	—	—	—	19.5
Reacquisition of equity component from convertible notes repurchase, net of taxes	—	—	(0.1)	—	—	—	—	(0.1)
Net income	—	—	—	(681.4)	—	—	—	(681.4)
Other comprehensive income activity	—	—	—	—	11.1	—	—	11.1
Repurchase of common stock	—	—	—	—	—	2,816	(106.5)	(106.5)
Balance at March 31, 2018	289,187	$2.9	$5,657.4	$(2,657.4)	$(0.6)	15,376	$(556.6)	$2,445.7
Exercise of stock options	193	—	3.9	—	—	—	—	3.9
Vesting of restricted stock units, net of shares withheld for employee taxes	25	—	(0.5)	—	—	—	—	(0.5)
Stock-based compensation expense	—	—	17.2	—	—	—	—	17.2
Reacquisition of equity component from convertible notes repurchase, net of taxes	—	—	(30.9)	—	—	—	—	(30.9)
Net income	—	—	—	112.9	—	—	—	112.9
Other comprehensive income activity	—	—	—	—	(18.0)	—	—	(18.0)
Repurchase of common stock	—	—	—	—	—	2,161	(80.8)	(80.8)

Balance at June 30, 2018	289,405	$2.9	$5,647.1	$(2,544.5)	$(18.6)	17,537	$(637.4)	$2,449.5
Exercise of stock options	218	—	4.8	—	—	—	—	4.8
Vesting of restricted stock units, net of shares withheld for employee taxes	33	—	(0.6)	—	—	—	—	(0.6)
Common stock issued under the employee stock purchase plan	244	—	8.2	—	—	—	—	8.2
Stock-based compensation expense	—	—	11.9	—	—	—	—	11.9
Reacquisition of equity component from convertible notes repurchase, net of taxes	—	—	(0.1)	—	—	—	—	(0.1)
Net income	—	—	—	50.5	—	—	—	50.5
Other comprehensive income activity	—	—	—	—	(6.9)	—	—	(6.9)
Repurchase of common stock	—					2,275	(88.5)	(88.5)
Balance at September 29, 2018	289,900	$2.9	$5,671.3	$(2,494.0)	$(25.5)	19,812	$(725.9)	$2,428.8
Accounting standard transition adjustment - ASC 606	—	—	—	6.4	—	—	—	6.4
Accounting standard transition adjustment - ASU 2016-16	—	—	—	2.5	—	—	—	2.5
Exercise of stock options	373	—	9.1	—	—	—	—	9.1
Vesting of restricted stock units, net of shares withheld for employee taxes	575	—	(11.6)	—	—	—	—	(11.6)
Stock-based compensation expense	—	—	17.1	—	—	—	—	17.1
Net income	—	—	—	98.6	—	—	—	98.6
Other comprehensive income activity	—	—	—	—	(6.4)	—	—	(6.4)
Repurchase of common stock	—	—	—	—	—	3,712	(150.1)	(150.1)
Balance at December 29, 2018	290,848	$2.9	$5,685.9	$(2,386.5)	$(31.9)	23,524	$(876.0)	$2,394.4

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	December 29, 2018	December 30, 2017
OPERATING ACTIVITIES
Net income	$98.6	$406.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23.7	27.0
Amortization of acquired intangibles	95.1	94.2
Non-cash interest expense	2.2	8.7
Stock-based compensation expense	17.1	16.4
Deferred income taxes	(50.0)	(390.7)
Debt extinguishment losses	0.8	1.0
Fair value write-up of acquired inventory sold	1.8	—
Other adjustments and non-cash items	6.9	1.2
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	0.4	(6.4)
Inventories	(27.9)	(23.3)
Prepaid income taxes	2.0	8.1
Prepaid expenses and other assets	(1.8)	(5.0)
Accounts payable	(16.0)	(7.1)
Accrued expenses and other liabilities	(51.6)	48.9
Deferred revenue	3.3	(10.6)
Net cash provided by operating activities	104.6	169.1
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(106.6)	(4.1)
Capital expenditures	(9.5)	(10.2)
Increase in equipment under customer usage agreements	(13.1)	(11.6)
Other activity	(1.5)	(0.3)
Net cash used in investing activities	(130.7)	(26.2)
FINANCING ACTIVITIES
Proceeds from long-term debt	1,500.0	1,500.0
Repayment of long-term debt	(1,462.5)	(1,331.3)
Proceeds from senior notes	—	350.0
Payments to extinguish convertible notes	—	(296.9)
Payment of acquired long-term debt	(2.5)	—
Proceeds from amounts borrowed under revolving credit line	480.0	495.0
Repayments of amounts borrowed under revolving credit line	(695.0)	(720.0)
Payment of debt issuance costs	(2.7)	(11.9)
Repurchase of common stock	(147.0)	—
Proceeds from issuance of common stock pursuant to employee stock plans	13.5	9.5
Payments under capital lease obligations	(0.4)	(0.4)
Payment of minimum tax withholdings on net share settlements of equity awards	(11.6)	(14.3)
Net cash used in financing activities	(328.2)	(20.3)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	1.2
Net (decrease) increase in cash and cash equivalents	(355.6)	123.8
Cash and cash equivalents, beginning of period	666.7	540.6
Cash and cash equivalents, end of period	$311.1	$664.4
See accompanying notes.

HOLOGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(all tabular amounts in millions, except number of shares, which are reflected in thousands, and per share data)
(1) Basis of Presentation
The consolidated financial statements of Hologic, Inc. (“Hologic” or the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended September 29, 2018 included in the Company’s Form 10-K filed with the SEC on November 20, 2018. In the opinion of management, the financial statements and notes contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three months ended December 29, 2018 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 28, 2019.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (ASC 606), which was subsequently amended. The Company adopted the standard, which amends the existing accounting standard for revenue recognition, as of September 30, 2018 using the modified retrospective method for contracts that were not complete as of September 30, 2018. The Company's adoption of ASC 606 is more fully described in Note 2.
In August 2018, the SEC issued the final rule on Regulation S-X, Rule 3-04 (Rule 3-04) requiring entities to disclose changes in stockholders equity in the form of a reconciliation for the current and comparative year-to-date interim periods, with subtotals for each interim period. The Company adopted Rule 3-04 in the first quarter of fiscal 2019.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The guidance requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. The Company adopted the standard in the first quarter of fiscal 2019 (see Note 10).
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230). The guidance reduces diversity in how certain cash receipts and cash payments are presented and classified in the Statements of Cash Flows. Certain of ASU 2016-15 requirements are as follows: 1) cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities, 2) contingent consideration payments made soon after a business combination should be classified as cash outflows for investing activities and cash payment made thereafter should be classified as cash outflows for financing up to the amount of the contingent consideration liability recognized at the acquisition date with any excess classified as operating activities, 3) cash proceeds from the settlement of insurance claims should be classified on the basis of the nature of the loss, 4) cash proceeds from the settlement of Corporate-Owned Life Insurance (COLI) Policies should be classified as cash inflows from investing activities and cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities, and 5) cash paid to a tax authority by an employer when withholding shares from an employee's award for tax-withholding purposes should be classified as cash outflows for financing activities. The guidance is effective for annual periods beginning after December 15, 2017, and is applicable to the Company in fiscal 2019. The adoption of ASU 2016-15 did not have a material effect on the Company's consolidated financial statements.
Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three months ended December 29, 2018.

(2) Revenue

In May 2014, the FASB issued ASC 606. The Company adopted the standard, which amends the existing accounting standard for revenue recognition, as of September 30, 2018 using the modified retrospective method for contracts that were not complete as of September 30, 2018. Under this method, the Company recognized the cumulative effect of initially applying the standard to its open contracts and recorded an adjustment to decrease the opening balance of accumulated deficit within stockholders' equity by $6.4 million, which is net of taxes of $2.4 million, as of September 30, 2018, the first day of fiscal 2019. The cumulative effect adjustment was primarily due to the Company applying the principles of ASC 606 to contracts for which the Company had deferred revenue as of September 29, 2018 for collectability uncertainty and providing extended payment terms resulting in the fee not being fixed or determinable under ASC 605. Under ASC 606 revenue from certain arrangements may be recognized earlier as a result of the ability to apply additional judgment in evaluating collectability and the elimination of the requirement to assess whether a fee is fixed or determinable, specifically as it relates to providing customers with extended payment terms. Results for reporting periods beginning September 30, 2018 and after are presented in accordance with ASC 606. Prior period results were not adjusted and will continue to be reported in accordance with legacy GAAP requirements in ASC Topic 605, Revenue Recognition. As the adoption of this standard did not have a material impact on the Company’s revenue recorded in the first quarter of fiscal 2019, transitional disclosures have not been presented.

The Company generates revenue from the sale of its products, primarily medical imaging systems and related components and software, medical aesthetic treatment systems, diagnostic tests/assays and surgical disposable products, and related services, which are primarily support and maintenance services on its medical imaging systems and aesthetic treatment systems, and to a lesser extent installation, training and repairs. The Company's products are sold primarily through a direct sales force, and within international markets, there is more reliance on distributors and resellers. Revenue is recorded net of sales tax. The following table provides revenue from contracts with customers by business and geographic region on a disaggregated basis:

	Three Months Ended December 29, 2018			Three Months Ended December 30, 2017
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$79.2	$38.9	$118.1	$84.7	$38.7	$123.4
Molecular Diagnostics	134.1	30.2	164.3	123.9	24.7	148.6
Blood Screening	14.2	—	14.2	12.6	—	12.6
Total	$227.5	$69.1	$296.6	$221.2	$63.4	$284.6

Breast Health:
Breast Imaging	$206.5	$63.2	$269.7	$179.8	$56.1	$235.9
Interventional Breast Solutions	46.1	8.9	55.0	44.6	7.5	52.1
Total	$252.6	$72.1	$324.7	$224.4	$63.6	$288.0

Medical Aesthetics	$37.3	$42.5	$79.8	$46.5	$44.8	$91.3

GYN Surgical	$91.1	$17.3	$108.4	$91.5	$16.0	$107.5

Skeletal Health	$13.3	$7.9	$21.2	$13.6	$6.1	$19.7
	$621.8	$208.9	$830.7	$597.2	$193.9	$791.1

	Three Months Ended	Three Months Ended
Geographic Regions (in millions)	December 29, 2018	December 30, 2017
United States	$621.8	$597.2
Europe	101.1	91.3
Asia-Pacific	69.6	68.4
Rest of World	38.2	34.2
	$830.7	$791.1

The following table provides revenue recognized by source:

	Three Months Ended	Three Months Ended
Revenue by type (in millions)	December 29, 2018	December 30, 2017
Capital equipment, components and software	$248.3	$206.5
Consumables	434.8	444.2
Service	141.8	135.4
Other	5.8	5.0
	$830.7	$791.1

The Company considers revenue to be earned when all of the following criteria are met: the Company has a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount the Company expects to receive, including an estimate of uncertain amounts subject to a constraint to ensure revenue is not recognized in an amount that would result in a significant reversal upon resolution of the uncertainty, is determinable; and the Company has transferred control of the promised items to the customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the contract. The transaction price for the contract is measured as the amount of consideration the Company expects to receive in exchange for the goods and services expected to be transferred. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control of the distinct good or service is transferred. Transfer of control for the Company's products is generally at shipment or delivery, depending on contractual terms, but occurs when title and risk of loss transfers to the customer. The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 30 days in the U.S. but may be longer in international markets. The Company treats shipping and handling costs performed after a customer obtains control of the good as a fulfillment cost and records these costs within costs of product revenue when the corresponding revenue is recognized. The Company's performance obligation related to product sales is satisfied at a point in time. Revenue from support and maintenance contracts, extended warranty and professional services for installation, training and repair is recognized over time based on the period contracted or as the services are performed.

The Company also places instruments (or equipment) at customer sites but retains title of the instrument. The customer has the right to use the instrument for a period of time, and the Company recovers the cost of providing the instrument through the sales of disposables, namely tests and assays in Diagnostics and handpieces in GYN Surgical. These types of agreements include an embedded operating lease for the right to use an instrument and no instrument revenue is recognized at the time of instrument delivery. The Company recognizes a portion of the revenue allocated to the embedded lease concurrent with the sale of disposables over the term of the agreement.

Some of the Company's contracts have multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. The Company determines its best estimate of stand-alone selling price using average selling prices over 3 to 12-month periods of data depending on the products or nature of the services coupled with current market considerations. If the product or service does not have a history of sales or if sales volume is not sufficient, the Company relies on prices set by its pricing committees or applicable marketing department adjusted for expected discounts.

Variable Consideration

The Company exercises judgment in estimating variable consideration, which includes volume discounts, sales rebates, product returns and other adjustments. These amounts are recorded as a reduction to revenue and classified as a current liability. The Company bases its estimates for volume discounts and sales rebates on historical information to the extent it is reasonable to be used as a predictive tool of expected future rebates. To the extent the transaction price includes variable consideration, the Company applies judgment in constraining the estimated variable consideration due to factors that may cause reversal of revenue recognized. The Company evaluates constraints based on its historical and projected experience with similar customer contracts.
The Company's contracts typically do not provide for product returns. In general, estimates of variable consideration and constraints are not material to the Company's financial statements.

Remaining Performance Obligations

As of December 29, 2018, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $272.7 million. This remaining performance obligation primarily relates to extended warranty and support and maintenance obligations in the Company's Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 29% of this amount as revenue in 2019, 27% in 2020, 20% in 2021, 15% in 2022, and 9% thereafter. The Company has applied the practical expedient to not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

Contract Assets and Liabilities

The Company discloses accounts receivables separately in the Consolidated Balance Sheets at their net realizable value. Contract assets primarily relate to the Company's conditional right to consideration for work completed but not billed at the reporting date. Contract assets at the beginning and end of the period, as well as the changes in the balance, were immaterial.

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company's Breast Health, Medical Aesthetics and Skeletal Health reportable segments. Contract liabilities are classified as other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. For the first quarter of fiscal 2019 the Company recognized $57.0 million in revenue that was included in the contract liability balance at September 29, 2018.

Practical Expedients

With the adoption of ASC 606, the Company elected to apply certain permitted practical expedients. In evaluating the cumulative-effect adjustment to retained earnings, the Company adopted the standard only for contracts that were not complete as of the date of adoption. For contracts that were modified prior to the adoption date, the Company elected to present the aggregate effect of all contract modifications in determining the transaction price and for the allocation to the satisfied and unsatisfied performance obligations.

The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs solely comprise sales commissions and typically the commissions are incurred at the time of shipment of product and upon billings for support and maintenance contracts.

(3) Fair Value Measurements
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

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at December 29, 2018:

		Fair Value at Reporting Date Using
	Balance as of December 29, 2018	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate cap - derivative	3.3	—	3.3	—
Forward foreign currency contracts	6.6	—	6.6	—
Total	$9.9	$—	$9.9	$—
Liabilities:
Contingent consideration	$8.3	$—	$—	$8.3
Forward foreign currency contracts	0.3	—	0.3	—
Total	$8.6	$—	$0.3	$8.3
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets consist of equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill. There were no such remeasurements for the three months ended December 29, 2018 and December 30, 2017.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, equity investments, interest rate caps, forward foreign currency contracts, insurance contracts, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company’s interest rate caps and forward foreign currency contracts are recorded at fair value. The carrying amount of the insurance contracts is recorded at the cash surrender value, as required by U.S. GAAP, which approximates fair value. The Company believes the carrying amounts of its equity investments approximate fair value.
Amounts outstanding under the Company’s 2018 Credit Agreement (as defined below) and Securitization Program of $1.6 billion and $225.0 million aggregate principal, respectively, as of December 29, 2018 are subject to variable interest rates, which are based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2025 Senior Notes and 2028 Senior Notes had fair values of $884.1 million and $361.0 million, respectively, as of December 29, 2018 based on their trading prices, representing Level 1 measurements. Refer to Note 6 for the carrying amounts of the various components of the Company’s debt.

(4) Business Combinations

Emsor, S.A.

On December 11, 2017, the Company completed the acquisition of Emsor S.A. ("Emsor") for a purchase price of $16.3 million, which includes a hold-back of $0.5 million that is payable eighteen months from the date of acquisition, and contingent consideration which the Company has estimated at $4.9 million. The contingent consideration is payable upon Emsor achieving predefined amounts of cumulative revenue over a two-year period from the date of acquisition. Emsor was a distributor of the Company's Breast and Skeletal Health products in Spain and Portugal. Based on the Company's valuation, it allocated $4.6 million of the purchase price to the value of customer relationship intangible assets and $5.7 million to goodwill. The remaining $6.0 million of purchase price was allocated to acquired tangible assets and liabilities.

Faxitron

On July 31, 2018, the Company completed the acquisition of Faxitron Bioptics, LLC ("Faxitron") and acquired all of the outstanding shares of Faxitron. The acquisition was funded through available cash, and the total purchase price was $89.5 million, which include hold-backs of $11.7 million that are payable up to one year from the date of acquisition, and contingent consideration which the Company has estimated at $2.9 million. The contingent consideration is payable upon meeting certain revenue growth metrics. Faxitron, headquartered in Tucson, Arizona, develops, manufactures, and markets digital radiography systems. Faxitron's results of operations are reported in the Company's Breast Health reportable segment from the date of acquisition.

The total purchase price was allocated to Faxitron's preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values of those assets as of July 31, 2018, as set forth below. The preliminary purchase price allocation is as follows:

Cash	$2.4
Accounts receivable	4.0
Inventory	6.0
Other assets	3.1
Accounts payable and accrued expenses	(4.9)
Deferred revenue	(1.9)
Long-term debt	(3.3)
Identifiable intangible assets:
Developed technology	44.9
In-process research and development	5.5
Customer relationships	0.5
Trade names	2.3
Deferred income taxes, net	(11.5)
Goodwill	42.4
Purchase Price	$89.5

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

As part of the preliminary purchase price allocation, the Company has determined the identifiable intangible assets are developed technology, in-process research and development ("IPR&D"), customer relationships, and trade names. The preliminary fair value of the intangible assets has been estimated using the income approach, and the cash flow projections were discounted using rates ranging from 17% to 19%. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The weighted average life of developed technology and customer relationships is 9 years and for trade names it is 7 years. The preliminary calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The factors contributing to the recognition of the preliminary amount of goodwill are based on synergistic benefits that are expected to be realized from this acquisition. Benefits include the expectation of broadening the Company's Breath Health portfolio of products and technology. None of the goodwill is expected to be deductible for income tax purposes.

Focal Therapeutics

On October 1, 2018, the Company completed the acquisition of Focal Therapeutics, Inc. ("Focal") for an initial purchase price of approximately $120.1 million, which includes holdbacks of $14.0 million that are payable up to one year from the date of acquisition. Focal, headquartered in California, has commercialized its BioZorb marker, which is an implantable three-dimensional marker that helps clinicians overcome certain challenges in breast conserving surgery.

The total purchase price was allocated to Focal's preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values of those assets as of October 1, 2018, as set forth below. The preliminary purchase price allocation is as follows:

Cash	$2.2
Accounts receivable	2.0
Inventory	8.3
Other assets	0.8
Accounts payable and accrued expenses	(5.6)
Long-term debt	(2.5)
Identifiable intangible assets:
Developed technology	83.1
In-process research and development	11.4
Trade names	2.7
Deferred income taxes, net	(12.7)
Goodwill	30.4
Purchase Price	$120.1

In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Focal's business. The Company has not yet obtained all of the information related to the fair value of the acquired assets and liabilities, primarily intangible assets and taxes, to finalize the purchase price allocation.

As part of the preliminary purchase price allocation, the Company has determined the identifiable intangible assets are developed technology, in-process research and development ("IPR&D"), and trade names. The preliminary fair value of the intangible assets has been estimated using the income approach, and the cash flow projections were discounted using rates ranging from 15.5% to 16.5%. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The weighted average life of developed technology is 11 years and for trade names it is 13 years. The preliminary calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The factors contributing to the recognition of the preliminary amount of goodwill are based on synergistic benefits that are expected to be realized from this acquisition. Benefits include the expectation of broadening the Company's Breath Health portfolio of products and technology. None of the goodwill is expected to be deductible for income tax purposes.

(5) Restructuring Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. In addition, the Company continually assesses its management and organizational structure. As a result of these assessments, the Company has undertaken various restructuring actions, which are described below. The following table displays charges related to these actions recorded in the fiscal 2019 year to date period (three months ended December 29, 2018) and fiscal 2018 (the year ended September 30, 2017) and a rollforward of the accrued balances from September 29, 2018 to December 29, 2018:

	Fiscal 2019 Actions	Fiscal 2018 Actions	Fiscal 2016 Actions	Total
Restructuring Charges
Fiscal 2018 charges:
Workforce reductions	$—	$11.7	$—	$11.7
Facility closure costs	—	0.9	1.6	2.5
Fiscal 2018 restructuring charges	$—	$12.6	$1.6	$14.2
Fiscal 2019 charges:
Workforce reductions	$1.0	$0.9	$—	$1.9
Facility closure costs	—	(0.2)	—	(0.2)
Fiscal 2019 restructuring charges	$1.0	$0.7	$—	$1.7

	Fiscal 2019 Actions	Fiscal 2018 Actions	Fiscal 2017 Actions	Fiscal 2016 Actions	Other	Total
Rollforward of Accrued Restructuring
Balance as of September 29, 2018	$—	$4.3	$0.8	$3.9	$0.1	$9.1
Fiscal 2019 charges	1.0	0.7	—	—	—	1.7
Severance payments and adjustments	(0.7)	(1.0)	(0.3)	—	—	(2.0)
Other payments	—	(0.5)	—	(0.4)	—	(0.9)
Balance as of December 29, 2018	$0.3	$3.5	$0.5	$3.5	$0.1	$7.9
Fiscal 2019 Actions
During the first quarter of fiscal 2019, the Company decided to terminate certain employees, primarily related to integration activities and other corporate initiatives across multiple business lines. The charges were recorded pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420) for one-time termination benefits. As such, the Company recorded severance and benefits charges of $1.0 million.
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

During fiscal 2018, the Company finalized its decision and plan to consolidate its legacy international accounting and customer service organizations into its Manchester, UK location and eliminated these positions in Belgium, France, Italy, Spain and Germany. This transition was completed in the first quarter of fiscal 2019 and these employees were terminated. During fiscal 2018, the Company recorded $2.2 million for severance and benefits pursuant to both ASC 712 and ASC 420 depending on the legal requirements on a country by country basis. The Company recorded an additional $0.6 million in the first quarter of fiscal 2019 for the remaining pro-rata charges.

During the third quarter of fiscal 2018, the Company decided to close its Hicksville, New York facility where it manufactured certain Cynosure products. In connection with this plan, certain employees, primarily in manufacturing, were to be terminated. The employees were notified of termination and related benefits in the third quarter of fiscal 2018, and the Company has recorded these charges pursuant to ASC 420. Employees were required to remain employed during this transition period and charges were recorded ratably over the required service period. The Company recorded a total of $0.5 million in severance and benefits charges in fiscal 2018. The Company recorded an additional $0.3 million in the first quarter of fiscal 2019 for the remaining pro-rata charges and this action was completed in January 2019.

In the third quarter of fiscal 2018, the Company determined it would not use warehouse space located on Lyberty Way in Westford, Massachusetts. The Company met the cease use date criteria in the third quarter of fiscal 2018, and estimated the time period to sublet the space and related sublease rates resulting in a lease obligation charge of $0.9 million. During the first quarter of fiscal 2019, the Company executed a termination agreement with the landlord and agreed to pay a termination payment of $0.6 million resulting in a benefit of $0.2 million recorded in the first quarter of fiscal 2019.
Fiscal 2017 Actions
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

(6) Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	December 29, 2018	September 29, 2018
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$9.4	$74.7
Revolver	85.0	300.0
Securitization Program	225.0	225.0
Total current debt obligations	$319.4	$599.7
Long-term debt obligations, net of debt discount and deferred issuance costs:
Term Loan	1,478.9	1,376.3
2025 Senior Notes	935.7	935.2
2028 Senior Notes	393.3	393.1
Total long-term debt obligations	$2,807.9	$2,704.6
Total debt obligations	$3,127.3	$3,304.3
2018 Amended and Restated Credit Agreement
On December 17, 2018, the Company and certain of its subsidiaries refinanced its term loan and revolving credit facility by entering into an Amended and Restated Credit and Guaranty Agreement as of December 17, 2018 (the "2018 Credit Agreement") with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders from time to time party thereto. The 2018 Credit Agreement amended and restated the Company's prior credit and guaranty agreement as of October 3, 2017 ("2017 Credit Agreement").

The credit facilities under the 2018 Credit Agreement consist of:

•	A $1.5 billion secured term loan to the Company ("2018 Amended Term Loan") with a maturity date of December 17, 2023; and

•
A secured revolving credit facility ("2018 Amended Revolver"; together with the 2018 Amended Term Loan, the "Amended Credit Facilities") under which the Company may borrow up to $1.5 billion, subject to certain sublimits, with a maturity date of December 17, 2023.

The Company initially borrowed $350 million under the 2018 Amended Revolver. This initial borrowing, together with the net proceeds of the 2018 Amended Term Loan, were used to repay the amounts outstanding under the term loan and revolving credit facility under 2017 Credit Agreement.

Borrowings under the 2018 Credit Agreement bear interest, at the Company's option and in each case plus an applicable margin as follows:

•	2018 Amended Term Loan: at the Base Rate, Eurocurrency Rate or LIBOR Daily Floating Rate,

•
2018 Amended Revolver: if funded in U.S. dollars, the Base Rate, Eurocurrency Rate, or LIBOR Daily Floating Rate, and, if funded in an alternative currency, the Eurocurrency Rate; and if requested under the swing line sublimit, the Base Rate.

The applicable margin to the Base Rate, Eurocurrency Rate, or LIBOR Daily Floating Rate is subject to specified changes depending on the total net leverage ratio as defined in the 2018 Credit Agreement. The borrowings of the 2018 Amended Term Loan initially bear interest at an annual rate equal to the Eurocurrency Rate (i.e., the LIBOR rate) plus an Applicable Rate equal to 1.375%. The borrowings of the 2018 Amended Revolver initially bear interest at a rate equal to the LIBOR Daily Floating Rate plus an Applicable Rate equal to 1.375%. The Company is also required to pay a quarterly commitment fee calculated on the undrawn committed amount available under the 2018 Amended Revolver.

The Company is required to make scheduled principal payments under the 2018 Amended Term Loan in increasing amounts ranging from $9.375 million per three-month period commencing with the three-month period ending on December 27, 2019 to $28.125 million per three-month period commencing with the three-month period ending on December 29, 2022 and ending on September 29, 2023. The remaining balance of the 2018 Amended Term Loan after the scheduled principal payments, which is $1.2 billion as of December 29, 2018, and any amounts outstanding under the 2018 Amended Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the 2018 Credit Agreement, the Company may be required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances and insurance recoveries (subject to certain reinvestment rights). These mandatory prepayments are required to be applied by the Company, first, to the 2018 Amended Term Loan, second, to any outstanding amount under any Swing Line Loans, third, to the 2018 Amended Revolver, fourth to prepay any outstanding reimbursement obligations with respect to Letters of Credit and fifth, to cash collateralize any Letters of Credit. Subject to certain limitations, the Company may voluntarily prepay any of the 2018 Credit Facilities without premium or penalty.

The 2018 Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the Company, subject to negotiated exceptions, to incur additional indebtedness and grant additional liens on its assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the 2018 Credit Agreement requires the Company to maintain certain financial ratios. The 2018 Credit Agreement also contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults and an event of default upon a change of control of the Company.

Borrowings are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Company, with certain exceptions. For example, borrowings under the 2018 Credit Agreement are not secured by those accounts receivable that are transferred to the special purpose entity under the Company's Accounts Receivable Securitization program. The 2018 Credit Agreement contains total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter. The total net leverage ratio covenant was 5.00:1.00 beginning on the Company's fiscal quarter ended December 29, 2018, and remains as such until it decreases to 4.50:1.00 for the quarter ending June 25, 2022. The interest coverage ratio covenant was 3.75:1.00 beginning on the Company's fiscal quarter ended December 29, 2018, and remains as such for each quarter thereafter. The total net leverage ratio is defined as the ratio of the Company's consolidated net debt as of the quarter end to its consolidated adjusted EBITDA (as defined in the 2018 Credit Agreement) for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of the Company's consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on the measurement date to adjusted consolidated cash interest expense (as defined in the 2018 Credit Agreement) for the same measurement period. The Company was in compliance with these covenants as of December 29, 2018.

The Company evaluated the 2018 Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified embedded derivatives that required bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives were a default provision, which could require additional interest payments, and a provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company determined that the fair value of these embedded derivatives was nominal as of December 29, 2018.

Pursuant to ASC 470, Debt (ASC 470), the accounting related to entering into the 2018 Credit Agreement and using the proceeds to pay off the 2017 Credit Agreement was evaluated on a creditor-by-creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the 2017 Credit Agreement did not participate in this refinancing transaction and ceased being creditors of the Company. As a result, the Company recorded a debt extinguishment loss of $0.8 million in the first quarter of fiscal 2019. For the remainder of the creditors, this transaction was accounted for as a modification because on a creditor-by-creditor basis the present value of the cash flows between the two debt instruments before and after the transaction was less than 10%. We accounted for the amendments pursuant to ASC 470, subtopic 50-40, and third-party costs of $0.8 million related to this transaction were recorded as interest expense and $1.9 million was recorded as a reduction to debt representing deferred issuance costs and debt discount for fees paid directly to the lenders.

2017 Credit Agreement
On October 3, 2017, the Company entered into an Amended and Restated Credit and Guaranty Agreement with Bank of America, N.A. and certain other lenders. The 2017 Credit Agreement amended and restated the Company's prior credit and guaranty agreement, originally dated as of May 29, 2015 (the "Prior Credit Agreement"). The proceeds under the 2017 Credit Agreement of $1.8 billion were used, among other things, to pay off the Term Loan of $1.32 billion and the Revolver then outstanding under the Company's Prior Credit Agreement.

Pursuant to ASC 470, the accounting for the 2017 Credit Agreement was evaluated consistent with that described above. As a result, the Company recorded a debt extinguishment loss of $1.0 million in the first quarter of fiscal 2018 related to those creditors under the Prior Credit Agreement who ceased being creditors under the 2017 Credit Agreement For the remainder of the creditors, this transaction was accounted for as a modification and pursuant to ASC 470, subtopic 50-40, third-party costs of $1.7 million related to this transaction were recorded as interest expense.

Interest expense, weighted average interest rate, and interest rate at the end of period under the 2018 and 2017 Credit Agreements in fiscal 2019, and the 2017 Credit Agreement in fiscal 2018 is as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
Interest expense	$18.0	$12.4
Weighted average interest rate	3.82%	2.75%
Interest rate at end of period	3.88%	3.07%

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

2022 Senior Notes

At December 30, 2017, the Company had 5.250% Senior Notes due 2022 (the “2022 Senior Notes”) outstanding that bore interest at the rate of 5.250% per year, payable semi-annually on January 15 and July 15 of each year. The Company used the net proceeds of the 2025 Senior Notes and the 2028 Senior Notes offering in January 2018, plus available cash, to redeem in full the 2022 Senior Notes in the aggregate principal amount of $1.0 billion on February 15, 2018 at an aggregate redemption price of $1.04 billion, including a make-whole provision payment $37.7 million. Since the Company planned to use the proceeds from the 2025 Senior Notes and the 2028 Senior Notes offering to redeem the 2022 Senior Notes, the Company evaluated the accounting for this transaction under ASC 470 to determine modification versus extinguishment accounting on a creditor-by-creditor basis. Certain 2022 Senior Note holders either did not participate in this refinancing transaction or reduced their holdings and these transactions were accounted for as extinguishments. As a result, the Company recorded a debt extinguishment loss in the second quarter of fiscal 2018 of $44.9 million, which comprised pro-rata amounts of the make-whole provision premium payment, debt discount and debt issuance costs. For the remaining 2022 Senior Notes holders who participated in the refinancing, these transactions were accounted for as modifications because on a creditor-by-creditor basis the present value of the cash flows between the debt instruments before and after the transaction was less than 10%. In the second quarter of fiscal 2018, the Company recorded a portion of the transaction expenses of $2.6 million to interest expense pursuant to ASC 470, subtopic 50-40. The remaining debt issuance costs of $1.5 million and debt discount of $1.5 million related to the modified debt were allocated between the 2025 Senior Notes and 2028 Senior Notes on a pro-rata basis, and will be amortized over the life of the debt using the effective interest method.

2025 Senior Notes

The total aggregate principal balance of 2025 Senior Notes is $950 million. The 2025 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries and mature on October 15, 2025.

2028 Senior Notes

The aggregate principal balance of the 2028 Senior Notes is $400 million. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries and mature on February 1, 2028.
Interest expense for the 2028 Senior Notes, 2025 Senior Notes and 2022 Senior Notes is as follows:

		Three Months Ended
		December 29, 2018	December 30, 2017
	Interest Rate	Interest Expense	Interest Expense
2028 Senior Notes	4.625%	$4.8	$—
2025 Senior Notes	4.375%	10.9	3.5
2022 Senior Notes	5.250%	—	14.0
Total		$15.7	$17.5

(7) Derivatives
Interest Rate Cap - Cash Flow Hedge
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages its exposure to some of its interest rate risk through the use of interest rate caps, which are derivative financial instruments. The Company does not use derivatives for speculative purposes. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive income ("AOCI") to the extent the derivative is effective at offsetting the changes in the cash flows being hedged until the hedged item affects earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings in other income (expense), net in the Consolidated Statements of Income.
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
The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR-based borrowings under its Prior Credit Agreement and Amended and Restated Credit Agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal, which end on December 28, 2018 and December 27, 2019 for the interest rate cap agreements entered into in fiscal 2017 and fiscal 2018, respectively.
As of December 29, 2018, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial, and all changes in the fair value of the interest rate caps were recorded in the Consolidated Statements of Comprehensive Income as a component of AOCI.
During the three months ended December 29, 2018 and December 30, 2017, the Company reclassified $0.7 million and $2.3 million, respectively, from AOCI to the Consolidated Statements of Income related to the interest rate cap agreements. The Company expects to similarly reclassify a loss of approximately $3.7 million from AOCI to the Consolidated Statements of Operations in the next twelve months.
The aggregate fair value of these interest rate caps was $3.3 million and $7.7 million at December 29, 2018 and September 29, 2018, respectively, and is included in Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet. Refer to Note 2 “Fair Value Measurements” above for related fair value disclosures.
Forward Foreign Currency Contracts
The Company enters into forward foreign currency exchange contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar, the Chinese Yuan and the Japanese Yen. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. The Company has not elected hedge accounting for any of the forward foreign currency contracts it has executed; however, the Company may seek to apply hedge accounting in future scenarios. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net. During the three months ended December 29, 2018 and December 30, 2017, the Company recorded net realized gain of $1.7 million and net realized loss of $0.2 million, respectively, from settling forward foreign currency contracts and unrealized gains of $3.4 million and $1.5 million, respectively, on the mark-to-market for its outstanding forward foreign currency contracts.
As of December 29, 2018, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar of forecasted transactions denominated in the Euro, UK Pound, Australian dollar, Canadian Dollar, Chinese Yuan and Japanese Yen with an aggregate notional amount of $219.9 million.

Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of December 29, 2018:

	Balance Sheet Location	December 29, 2018	September 29, 2018
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap agreements	Prepaid expenses and other current assets	$3.3	$6.0
Interest rate cap agreements	Other assets	—	1.7
		$3.3	$7.7

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$6.6	$3.2

Liabilities:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$0.3	$0.2
The following table presents the unrealized gain (loss) recognized in AOCI related to the interest rate caps for the following reporting periods:

	Three Months Ended
	December 29, 2018	December 30, 2017
Amount of loss recognized in other comprehensive income, net of taxes:
Interest rate cap agreements	$(3.9)	$(4.3)
The following table presents the adjustment to fair value (realized and unrealized) recorded within Other income (expense), net in the Consolidated Statements of Income for derivative instruments for which the Company did not elect hedge accounting:

Derivatives not classified as hedging instruments	Amount of Gain (Loss) Recognized in Income
	Three Months Ended December 29, 2018	Three Months Ended December 30, 2017
Forward foreign currency contracts	$5.1	$1.2

(8) Commitments and Contingencies
Litigation and Related Matters

On November 6, 2015, the Company filed a suit against Minerva Surgical, Inc. (“Minerva”) in the United States District Court for the District of Delaware, alleging that Minerva’s endometrial ablation device infringes U.S. Patent 6,872,183 (the '183 patent), U.S. Patent 8,998,898 and U.S. Patent 9,095,348 (the '348 patent). On January 25, 2016, the Company amended the complaint to include claims against Minerva for unfair competition, deceptive trade practices and tortious interference with business relationships. On February 5, 2016, the Company filed a second amended complaint to additionally allege that Minerva’s endometrial ablation device infringes U.S. Patent 9,247,989 (the '989 patent). On March 4, 2016, Minerva filed an answer and counterclaims against the Company, seeking declaratory judgment on the Company’s claims and asserting claims against the Company for unfair competition, deceptive trade practices, interference with contractual relationships, breach of contract and trade libel. On June 2, 2016, the Court denied the Company’s motion for a preliminary injunction on its patent claims and denied Minerva’s request for preliminary injunction related to the Company’s alleged false and deceptive statements regarding the Minerva product. On June 28, 2018, the Court granted the Company's summary judgment motions on infringement and no invalidity with respect to the ‘183 and ‘348 patents. The Court also granted the Company’s motion for summary judgment on assignor estoppel, which bars Minerva’s invalidity defenses or any reliance on collateral findings regarding invalidity from inter partes review proceedings. The Court also denied all of Minerva’s defenses, including its motions for summary judgment on invalidity, non-infringement, no willfulness, and no unfair competition. On July 27, 2018, after a two-week trial, a jury returned a verdict that: (1) awarded the Company $4.8 million in damages for Minerva’s infringement; (2) found that Minerva’s infringement was not willful; and (3) found for the Company regarding Minerva’s counterclaims. Damages will continue to accrue until Minerva ceases its infringing conduct. A hearing is scheduled on February 26, 2019 regarding the parties' post-trial motions, including the Company's motion for a permanent injunction seeking to prohibit Minerva from selling infringing devices. On March 4, 2016, Minerva filed two petitions at the USPTO for inter partes review of the '348 patent. On September 12, 2016, the PTAB declined both petitions to review patentability of the ‘348 patent. On April 11, 2016, Minerva filed a petition for inter partes review of the '183 patent. On October 6, 2016, the PTAB granted the petition and instituted a review of the '183 patent. On December 15, 2017, the PTAB issued a final written decision invalidating all claims of the ‘183 patent. On February 9, 2018 the Company appealed this decision to the United States Court of Appeals for the Federal Circuit ("Court of Appeals"), which appeal is pending.

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

On January 30, 2012 and March 6, 2012, Enzo Life Sciences, Inc. ("Enzo") filed suit against the Company and its subsidiary, Gen-Probe Incorporated ("Gen-Probe"), in the United States District Court for the District of Delaware, alleging that certain of Gen-Probe’s diagnostics products, including products that incorporate Gen-Probe’s hybridization protection assay technology (HPA), infringe Enzo’s U.S. patent 6,992,180 (the '180 patent). On July 16, 2012, Enzo amended its complaint to include additional products that include HPA or TaqMan reagent chemistry. Both complaints sought preliminary and permanent injunctive relief and unspecified damages. On June 28, 2017, in ruling on the Company’s motion for summary judgment, the Court held that the '180 patent was invalid for nonenablement. On August 18, 2017, Enzo filed a notice of appeal with the Court of Appeals for the Federal Circuit. Oral argument in the appeal took place on January 7, 2019. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On March 27, 2015, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware, alleging that certain additional Company molecular diagnostic products also infringe the '180 patent. The complaint further alleges that certain of the Company’s molecular diagnostic products using target capture technology infringe Enzo’s U.S. Patent 7,064,197 (the '197 patent). On June 11, 2015, this matter was stayed pending the resolution of summary judgment motions in the other related suits involving the '197 patent. On March 30, 2016, the Company petitioned inter partes review of the ‘197 patent at the USPTO. The USPTO instituted the two inter partes reviews on all challenged claims on October 4, 2016. On September 28 and October 2, 2017, the PTAB issued final written decisions in the two inter partes reviews finding that all of the challenged claims of the ‘197 patent are unpatentable. On November 29, 2017, Enzo appealed the PTAB decisions to the United States Court of Appeals for the Federal Circuit, which appeals remain pending. At this time, based on available information regarding this litigation and the related inter partes reviews, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On October 3, 2016, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware, alleging that products employing the Company's proprietary target capture technologies infringe U.S. Patent 6,221,581 (the '581 patent). The Court granted Enzo’s motion to file an amended complaint adding Grifols Diagnostic Solutions Inc. and Grifols, S.A. (“Grifols”) as parties on November 9, 2017. On October 4, 2017, the Company filed for inter partes review of the ‘581 patent with the USPTO based on Enzo’s asserted claims. On April 18, 2018, the USPTO denied the Company’s petition for inter partes review. On May 18, 2018, the Company filed a request for rehearing of the USPTO denial order, which remains pending. On October 15, 2018, the Court issued a Memorandum Opinion and Order regarding claim construction of the '581 patent, ruling in favor of the Company and Grifols on nearly all disputed claim terms. On November 5, 2018, the Court entered final judgment in favor of the Company and Grifols following the filing of a Joint Stipulation of

Noninfringement. On November 28, 2018, Enzo filed a notice of appeal with the Court of Appeals for the Federal Circuit, which appeal remains pending. At this time, based on available information regarding this litigation and the related inter partes reviews, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On February 3, 2017, bioMérieux, S.A. and bioMérieux, Inc. (collectively “bioMérieux”) filed suit against the Company in the United States District Court for the Middle District of North Carolina ("MDNC"), alleging that the Company’s HIV products, including blood screening products previously manufactured by the Company for its former blood screening partner Grifols Diagnostic Solutions Inc. ("Grifols USA"), infringe U.S. Patent Nos. 8,697,352 and 9,074,262. On January 3, 2018, the MDNC Court granted the parties’ consent motion to transfer the case to Delaware. On May 31, 2018, the Company filed a motion to sever and stay their arbitrable license defense. Trial is scheduled for February 18, 2020. The Company filed petitions for inter partes review of the asserted patents on February 6, 2018. The USPTO denied the Company’s petitions for inter partes review in August and September, 2018. The Company filed requests for rehearing of the denial orders, which requests are pending. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or range of estimates, of potential losses.

On July 27, 2016, plaintiff ARcare, Inc., individually and as putative representative of a purported nationwide class, filed a complaint against Cynosure. The plaintiff alleges that Cynosure violated the Telephone Consumer Protection Act by: (i) sending fax advertisements that did not comply with statutory and Federal Communications Commission requirements that senders provide recipients with certain information about how to opt out from receiving faxed advertisements in the future; and (ii) sending unsolicited fax advertisements. The complaint sought damages, declaratory and injunctive relief, and attorneys’ fees on behalf of a purported class of all recipients of purported fax advertisements that the plaintiff alleges did not receive an adequate opt-out notice. On September 30, 2016, Cynosure answered the complaint and denied liability. On September 7, 2016, the plaintiff sent a demand letter seeking a class settlement for statutory damages under Massachusetts General Laws, Chapter 93A § 9 (“Chapter 93A”). On October 7, 2016, Cynosure responded denying any liability under Chapter 93A, but offering the plaintiff statutory damages of $25 on an individual basis. In March 2017, Cynosure and ARcare entered into a settlement agreement, subject to court approval, which requires Cynosure to pay settlement compensation of $8.5 million notwithstanding the number of claims filed. If approved, Cynosure would receive a full release from the settlement class concerning the conduct alleged in the complaint. As a result of the settlement agreement, Cynosure recorded a charge of $9.2 million, in the period ended December 31, 2016, which continues to be accrued as of December 29, 2018.

On June 26 and 28, 2017, the Company filed suit against FUJIFILM Corp., FUJIFILM Medical Systems USA, Inc., and FUJIFILM Techno Products Co., Ltd. (collectively “Fujifilm”) in the United States District Court for the District of Connecticut and the United States International Trade Commission (“ITC”), respectively, alleging that Fujifilm’s Aspire Cristalle mammography system infringes U.S. Patent Nos. 7,831,296; 8,452,379; 7,688,940; and 7,986,765. The Company seeks preliminary and permanent injunctions and an exclusion order against Fujifilm from making, using, selling, offering for sale, or importing into the United States allegedly infringing product and also seeks enhanced damages and interest. A hearing was held at the ITC before an Administrative Law Judge (“ALJ”) from April 9, 2018 to April 13, 2018. On July 26, 2018, the ALJ issued an initial determination finding that Fujifilm infringed all of the patents brought to trial and rejected Fujifilm’s defenses against these patents. The ALJ recommended an exclusion order that prevents the importation of infringing Fujifilm products into the United States, as well as a cease-and-desist order preventing the further sale and marketing of infringing Fujifilm products in the United States. On January 25, 2019, the parties entered into a Patent Cross License and Settlement Agreement to resolve all litigation among the parties. Under the agreement, in consideration of the licenses, releases, non-asserts and other immunities that the parties granted to each other, Fujifilm agreed to pay the Company an upfront license fee and an ongoing royalty related to the sale of Fujifilm’s mammography system. The execution of the settlement agreement is a non-recognized subsequent event. The payments to the Company are not material to its results of operations.

On March 2, 2018, FUJIFILM Corporation and FUJIFILM Medical Systems U.S.A., Inc. (collectively “Fujifilm2”) filed suit against the Company in the United States District Court for the District of Delaware alleging that certain of the Company’s mammography systems infringe U.S. Patent Nos. 7,453,979; 7,639,779; RE44,367; and 8,684,948. Fujifilm2 further alleges that the Company violated United States antitrust laws and Delaware competition laws regarding the sale of certain of the Company’s mammography systems. Fujifilm2 seeks injunctive relief and unspecified monetary damages including statutory treble damages for certain claims. The parties agreed to resolve all litigation among them, including this case, pursuant to the Patent Cross License and Settlement Agreement described in the preceding paragraph.

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

(9) Net Income Per Share
A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
Basic weighted average common shares outstanding	270,590	276,856
Weighted average common stock equivalents from assumed exercise of stock options and issuance of stock units	1,782	2,212
Incremental shares from Convertible Notes premium	—	1,734
Diluted weighted average common shares outstanding	272,372	280,802
Weighted-average anti-dilutive shares related to:
Outstanding stock options	3,339	2,272
Stock Units	4	216
The Company had outstanding Convertible Notes in the first quarter of the prior fiscal year. At that time, the principal balance and any conversion premium could be satisfied, at the Company's option, by issuing shares of common stock, cash or a combination of shares and cash. The Company's policy was that it would settle the principal balance of the Convertible Notes in cash. As such, in the first quarter of fiscal 2018, the Company applied the treasury stock method to these securities and the dilution related to the conversion premium of the convertible notes was included in the calculation of diluted weighted-average shares outstanding to the extent each issuance is dilutive based on the average stock price during each reporting period being greater than the conversion price of the respective Notes. In those reporting periods in which the Company has reported net income, anti-dilutive shares include those stock options that either have an exercise price above the average stock price for the period or the stock options’ combined exercise price and average unrecognized stock compensation expense upon exercise is greater than the average stock price.

(10) Stock-Based Compensation
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended
	December 29, 2018	December 30, 2017
Cost of revenues	$2.0	$2.2
Research and development	2.7	2.5
Selling and marketing	2.7	2.9
General and administrative	9.7	7.5
Restructuring	—	1.3
	$17.1	$16.4
The Company granted options to purchase 0.9 million and 1.6 million shares of the Company's common stock during the three months ended December 29, 2018 and December 30, 2017, respectively, with weighted-average exercise prices of $40.96 and $40.82, respectively. There were 6.5 million options outstanding at December 29, 2018 with a weighted-average exercise price of $33.75.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended
	December 29, 2018	December 30, 2017
Risk-free interest rate	3.0%	2.1%
Expected volatility	34.3%	35.3%
Expected life (in years)	4.8	4.7
Dividend yield	—	—
Weighted average fair value of options granted	$13.41	$13.00
The Company granted 0.9 million and 0.8 million restricted stock units (RSUs) during each of the three months ended December 29, 2018 and December 30, 2017, respectively, with weighted-average grant date fair values of $40.98 and $40.79 per unit, respectively. In addition, the Company granted 0.1 million and 0.4 million performance stock units (PSUs) during the three months ended December 29, 2018 and December 30, 2017, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $40.97 and $40.86 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company is recognizing compensation expense ratably over the required service period based on its estimate of the number of shares that will vest. If there is a change in the estimate of the number of shares that are probable of vesting, the Company cumulatively adjusts compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million and 0.3 million market based awards (MSUs) to its senior management team during the three months ended December 29, 2018 and December 30, 2017, respectively. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $55.13 and $49.45 per share using the Monte Carlo simulation model. The Company is recognizing compensation expense for the MSUs ratably over the service period. At December 29, 2018, there was 2.7 million in aggregate RSUs, PSUs and MSUs outstanding.
At December 29, 2018, there was $33.4 million and $92.2 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, PSUs and MSUs), respectively, to be recognized over a weighted-average period of 2.8 and 2.2 years, respectively.
(11) Other Balance Sheet Information

	December 29, 2018	September 29, 2018
Inventories
Raw materials	$149.4	$134.9
Work-in-process	52.7	52.1
Finished goods	216.5	197.1
	$418.6	$384.1

Property, plant and equipment
Equipment	$387.3	$380.3
Equipment under customer usage agreements	408.5	399.6
Building and improvements	188.7	188.3
Leasehold improvements	63.1	63.0
Land	46.3	46.3
Furniture and fixtures	17.3	16.8
	1,111.2	1,094.3
Less – accumulated depreciation and amortization	(638.6)	(616.1)
	$472.6	$478.2

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
Identifiable assets for the five principal operating segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its five reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three months ended December 29, 2018 and December 30, 2017. Segment information is as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
Total revenues:
Diagnostics	$296.6	$284.6
Breast Health	324.7	288.0
Medical Aesthetics	79.8	91.3
GYN Surgical	108.4	107.5
Skeletal Health	21.2	19.7
	$830.7	$791.1
Income (loss) from operations:
Diagnostics	$43.3	$36.5
Breast Health	97.8	89.7
Medical Aesthetics	(25.2)	(23.0)
GYN Surgical	27.0	30.2
Skeletal Health	(2.4)	0.7
	$140.5	$134.1
Depreciation and amortization:
Diagnostics	$61.8	$64.7
Breast Health	9.3	4.9
Medical Aesthetics	25.5	28.5
GYN Surgical	22.0	22.9
Skeletal Health	0.2	0.2
	$118.8	$121.2
Capital expenditures:
Diagnostics	$14.4	$11.9
Breast Health	2.1	3.5
Medical Aesthetics	1.1	1.6
GYN Surgical	3.5	2.4
Skeletal Health	0.3	0.7
Corporate	1.2	1.7
	$22.6	$21.8

	December 29, 2018	September 29, 2018
Identifiable assets:
Diagnostics	$2,405.3	$2,442.9
Breast Health	1,122.5	972.4
Medical Aesthetics	895.1	913.3
GYN Surgical	1,382.4	1,414.9
Skeletal Health	31.6	30.3
Corporate	1,094.6	1,457.1
	$6,931.5	$7,230.9
The Company had no customers that represented greater than 10% of consolidated revenues during the three months ended December 29, 2018 and December 30, 2017.
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
Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
United States	74.9%	75.5%
Europe	12.2%	11.5%
Asia-Pacific	8.4%	8.7%
Rest of World	4.5%	4.3%
	100.0%	100.0%

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

The Company’s effective tax rate for the three months ended December 29, 2018 was 5.5% compared to (324.5)% for the corresponding period in the prior year. The effective rate for the current quarter is lower than the statutory rate due to earnings in jurisdictions subject to lower tax rates and a $20.0 million discrete tax benefit recorded in the quarter related to an internal restructuring, partially offset by finalizing the computations under the Tax Cuts and Jobs Act (the "Act") enacted on December 22, 2017 (first quarter of fiscal 2018).

As a result of the Act, U.S. corporations are subject to lower tax rates. For the three months ended December 29, 2018, the statutory tax rate for the period was 21% compared to the applicable blended statutory tax rate of 24.5% for the corresponding period in the prior year. The benefit from the change to the applicable statutory rate was partially offset by other changes from the Act including the loss of the domestic production activities deduction benefit, the loss of deduction with respect to certain executive compensation, and the application of the tax on global intangible low tax income (“GILTI”), the impact of which was partially offset by the benefit from foreign derived intangible income.

For the three months ended December 30, 2017, the effective tax rate was lower than the statutory tax rate primarily due to the impact of the Act, earnings in jurisdictions subject to lower tax rates, and the domestic production activities deduction benefit.

Tax Reform

The Act significantly revised the U.S. system of corporate taxation by, among other things, lowering the U.S. corporate income tax rate from 35% to 21%, implementing a new international tax system, broadening the tax base and imposing a tax on deemed repatriated earnings of foreign subsidiaries.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing SEC registrants to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, during fiscal 2018 the Company recorded its best estimates based on its interpretation of the U.S. legislation while it continued to accumulate data to finalize the underlying calculations.

At December 29, 2018, the Company has completed its accounting for the tax effects of enactment of the Act. As described below, the Company has completed its calculation of the effects on its existing deferred tax balances and the one-time transition tax, and recognized a final net benefit amount of $341.2 million, which is included as a component of income tax expense. Of this amount, the Company recorded $329.2 million for the three months ended December 30, 2017 and $346.2 million was recorded for the year ended September 29, 2018. The benefit reduction of $5.0 million recorded in the three months ended December 29, 2018 primarily related to credit utilization limitations and executive compensation deduction disallowances resulting from the completion of computations reflecting the effects of clarifying guidance issued by the U.S. Treasury during the quarter.

Deferred tax assets and liabilities: The Company recorded a final net reduction of its deferred tax liabilities of $341.2 million related to the Act, as compared to the Company’s provisional net reduction of $346.4 million as of September 29, 2018. The Act resulted in a tax benefit pertaining to the re-measurement of certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, partially offset by additional tax expense pertaining to credit utilization limitations and executive compensation deduction disallowances.

Foreign tax effects: The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P) which were previously deferred from U.S. income taxes. The Company has finalized its calculation of the total post-1986 foreign E&P for these foreign subsidiaries resulting in no cumulative net income tax expense related to the one-time transition tax.

The Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company will account for GILTI in the year the tax is incurred as a period cost.

Other Tax Accounting Pronouncements

On October 24, 2016, the FASB issued ASU 2016-16, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. Under ASU 2016-16, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset.

This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company adopted ASU 2016-16 in the first quarter of fiscal 2019 on a modified retrospective basis through a cumulative-effect adjustment to decrease the opening balance of accumulated deficit within stockholders' equity as of September 30, 2018, the first day of fiscal 2019. This change in accounting principle resulted in an increase in deferred tax assets of $2.9 million, a decrease in accumulated deficit of $2.5 million, and a decrease in prepaid taxes of $0.4 million as of the beginning of the Company’s fiscal year beginning September 30, 2018.

The Company was required to account for the internal restructuring discussed above under ASU 2016-16 and recorded a $29.1 million increase to income tax expense and income tax liabilities and a decrease of $49.1 million to deferred tax expense and net deferred tax liabilities for the three months ended December 29, 2018. The net result is an increase to net income of $20.0 million, or an earnings per share increase of $0.07.

Non-Income Tax Matters

The Company is subject to tax examinations for value added, sales-based, payroll and other non-income tax items. A number of these examinations are ongoing in various jurisdictions. The Company takes certain non-income tax positions in the jurisdictions in which it operates pursuant to ASC 450. In the normal course of business, the Company's positions and conclusions related to its non-income tax positions could be challenged, resulting in assessments by governmental authorities. While the Company believes estimated losses previously recorded are reasonable, certain audits are still ongoing and additional charges could be recorded in the future.

(14) Intangible Assets
Intangible assets consisted of the following:

Description	As of December 29, 2018		As of September 29, 2018
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,656.2	$2,586.3	$4,573.3	$2,505.8
In-process research and development	16.9	—	5.5	—
Customer relationships	556.0	435.9	556.5	428.1
Trade names	315.1	179.8	312.5	175.0
Distribution agreement	42.0	9.3	42.0	8.0
Non-competition agreements	1.5	0.6	1.5	0.5
Business licenses	2.4	2.2	2.4	2.2
Total acquired intangible assets	$5,590.1	$3,214.1	$5,493.7	$3,119.6

Internal-use software	56.8	48.1	58.5	49.3
Capitalized software embedded in products	22.4	4.9	19.6	4.3
Total intangible assets	$5,669.3	$3,267.1	$5,571.8	$3,173.2
The estimated remaining amortization expense of the Company's acquired intangible assets as of December 29, 2018 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2019	$288.2
Fiscal 2020	$366.8
Fiscal 2021	$345.2
Fiscal 2022	$332.5
Fiscal 2023	$232.9
(15) Product Warranties
Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Three Months Ended:
December 29, 2018	$15.9	$2.6	$(3.4)	$15.1
December 30, 2017	$17.0	$4.3	$(5.1)	$16.2
(16) Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated balances of other comprehensive loss for the periods presented:

	Three Months Ended December 29, 2018
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(26.6)	$(1.1)	$2.2	$(25.5)
Other comprehensive income (loss) before reclassifications	(3.2)	—	(3.9)	(7.1)
Amounts reclassified to statement of income	—	—	0.7	0.7
Ending Balance	$(29.8)	$(1.1)	$(1.0)	$(31.9)

	Three Months Ended December 30, 2017
	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(18.5)	$(0.4)	$(1.6)	$4.3	$(16.2)
Other comprehensive income (loss) before reclassifications	5.5	—	0.6	(4.3)	1.8
Amounts reclassified to statement of income	—	0.4	—	2.3	2.7
Ending Balance	$(13.0)	$—	$(1.0)	$2.3	$(11.7)

(17) Share Repurchase
On June 13, 2018, the Board of Directors authorized a share repurchase plan to repurchase up to $500.0 million of the Company's outstanding common stock. This share repurchase plan was effective August 1, 2018 and expires on June 13, 2023. Under this authorization, during the first quarter of 2019, the Company repurchased 3.7 million shares of its common stock for a total consideration of $150.1 million of which $3.1 million was paid subsequent to December 29, 2018. As of December 29, 2018, $261.5 million was available under this authorization.

(18) New Accounting Pronouncements

See Note 1 for Recently Adopted Accounting Pronouncements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values (e.g. cost method investments), however; the exception requires the Company to consider relevant transactions that can be reasonably known to identify any observable price changes that would impact the fair value. This guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. This guidance is effective for annual periods beginning after December 15, 2017, and is applicable to the Company in fiscal 2019. The adoption of ASU 2016-01 did not have a material effect on the Company's consolidated financial statements.

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

•	our goal of expanding our market positions;

•	the development of new competitive technologies and products;

•	regulatory approvals and clearances for our products;

•	production schedules for our products;

•	the anticipated development of markets we sell our products into and the success of our products in these markets;

•	the anticipated performance and benefits of our products;

•	business strategies;

•	estimated asset and liability values;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future;

•	our compliance with covenants contained in our debt agreements;

•	anticipated trends relating to our financial condition or results of operations, including the impact of interest rate and foreign currency exchange fluctuations; and

•	our liquidity, capital resources and the adequacy thereof.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including those set forth under "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report, if any, as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018 or any other of our subsequently filed reports. We qualify all of our forward-looking statements by these cautionary statements.

OVERVIEW
We are a developer, manufacturer and supplier of premium diagnostics products, medical imaging systems, surgical products and light-based aesthetic and medical treatments systems with an emphasis on women's health. We operate in five segments: Diagnostics, Breast Health, Medical Aesthetics, GYN Surgical and Skeletal Health. We sell and service our products through a combination of direct sales and service personnel and a network of independent distributors and sales representatives.
We offer a wide range of diagnostic products which are used primarily to aid in the diagnosis of human diseases. Our primary diagnostics products include our Aptima family of molecular diagnostic assays, which run on our advanced instrumentation systems (Panther and Tigris), our ThinPrep cytology system, and the Rapid Fetal Fibronectin Test. The Aptima family of molecular diagnostic assays is used to detect, among other things, the infectious microorganisms that cause the common sexually transmitted diseases, or STDs, such as chlamydia and gonorrhea, certain high-risk strains of human papillomavirus, or HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. In addition, in 2017 and 2018 we introduced the Aptima quantitative viral load tests for HIV, Hepatitis C and Hepatitis B. The Aptima portfolio also includes diagnostic tests for a range of acute respiratory ailments that are run on the Panther Fusion system, a field upgradeable instrument addition to the Panther. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth.
Our Breast Health products include a broad portfolio of solutions for breast cancer care for radiology, pathology and surgery. These solutions include breast imaging and analytics, such as our 2D and 3D mammography systems and reading workstations, minimally invasive breast biopsy guidance systems and devices, breast biopsy site markers and localization, specimen radiology, ultrasound and connectivity solutions. Our most advanced breast imaging platform, Selenia Dimensions and 3Dimensions, utilizes a technology called tomosynthesis to produce 3D images that show multiple contiguous slice images of the breast, which we refer to as the Genius 3D Mammography exam, as well as conventional 2D full field digital mammography images. Our clinical results for FDA approval demonstrated that conventional 2D digital mammography with the addition of 3D tomosynthesis is superior to 2D digital mammography alone for both screening and diagnostics for women of all ages and breast densities.
Our Medical Aesthetics segment offers a portfolio of aesthetic treatment systems, including SculpSure, PicoSure and MonaLisa Touch that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, reduce fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus, ablate sweat glands and improve gynecologic health. This segment also markets TempSure radio frequency, or RF, energy sourced platform that offers both non-surgical and surgical aesthetic treatments and procedures.
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
Trademark Notice
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 2D Dimensions, 3Dimensions, 3D Mammography, 3D Performance, Affirm Prone, Aptima, Aquilex, ATEC, BioZorb, Brevera, Clarity HD, C-View, Cynosure, Dimensions, Emsor, Eviva, Faxitron, Fluent, Fluoroscan, Focal, Insight FD, Intelligent 2D, Gen-Probe, Genius, Genius 3D Mammography, Horizon, Medicor, MonaLisa Touch, MyoSure, NovaSure, Panther, Panther Fusion, PicoSure, SculpSure, SecurView, Selenia, TempSure Vitalia, ThinPrep, and Tigris.

ACQUISITIONS

Emsor, S.A.

On December 11, 2017, we completed the acquisition of Emsor S.A. ("Emsor") for a purchase price of approximately $16.3 million, which includes contingent consideration estimated at $4.9 million. The contingent consideration is payable upon Emsor achieving predefined amounts of cumulative revenue over a two-year period from the date of acquisition. Emsor was a distributor of the Company's Breast and Skeletal Health products in Spain and Portugal.

Faxitron

On July 31, 2018, we completed the acquisition of Faxitron Bioptics, LLC or Faxitron, for a purchase price of $89.5 million, which include hold-backs of $11.7 million that are payable up to one year from the date of acquisition, and contingent consideration which we estimated at $2.9 million. The contingent consideration is payable upon meeting certain revenue growth metrics. Faxitron, headquartered in Tucson, Arizona, develops, manufactures, and markets digital radiography systems. Faxitron's results of operations are reported in our Breast Health reportable segment from the date of acquisition. Based on our preliminary purchase price allocation, we have allocated $53.2 million of the purchase price to the preliminary value of intangible assets and $42.4 million to goodwill. The allocation of the purchase price is preliminary as we continue to gather information supporting the acquired assets and liabilities.

Focal Therapeutics

On October 1, 2018, we completed the acquisition of Focal Therapeutics, Inc., or Focal, for an initial purchase price of approximately $120.1 million, which includes holdbacks of $14.0 million that are payable up to one year from the date of acquisition. Focal, headquartered in California, has commercialized its BioZorb marker, which is an implantable three-dimensional marker that helps clinicians overcome certain challenges in breast conserving surgery. Focal's results of operations are reported in our Breast Health reportable segment from the date of acquisition. Based on our preliminary purchase price allocation, we have allocated $97.2 million of the purchase price to the preliminary value of intangible assets and $30.4 million to goodwill. The allocation of the purchase price is preliminary as we continue to gather information supporting the acquired assets and liabilities.

RESULTS OF OPERATIONS
All dollar amounts in tables are presented in millions.
Product Revenues

	Three Months Ended
	December 29, 2018		December 30, 2017		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$290.1	34.9%	$279.1	35.3%	$11.0	3.9%
Breast Health	205.7	24.8%	175.1	22.1%	30.6	17.5%
Medical Aesthetics	64.8	7.8%	76.7	9.7%	(11.9)	(15.5)%
GYN Surgical	108.2	13.0%	107.3	13.6%	0.9	0.8%
Skeletal Health	14.3	1.7%	12.5	1.6%	1.8	14.4%
	$683.1	82.2%	$650.7	82.3%	$32.4	5.0%
We generated an increase in product revenues of 5.0% compared to the corresponding period in the prior year. In the current quarter, we had increases across all our business segments except Medical Aesthetics which experienced a decline in volume of SculpSure and MonaLisa Touch system sales. In the current quarter, Diagnostics product revenues increased $11.0 million primarily due to increased volumes of the Aptima family of assays and Breast Health product revenues increased $30.6 million primarily due to increase in 3Dimensions and 3D Performance system sales.

Diagnostics product revenues increased 3.9% in the current quarter compared to the corresponding period in the prior year primarily due to increase in Molecular Diagnostics of $15.0 million offset by decrease in Cytology and Perinatal of $5.2 million. In addition, revenue from blood screening, which we divested in the second quarter of fiscal 2017, increased $1.6 million under our agreement to provide Grifols manufacturing support through a transition services period and long term access to Panther instrumentation and certain supplies. Molecular Diagnostics product revenue (excluding blood screening) was $161.3 million in the current quarter compared to $146.3 million corresponding period in the prior year. The increase was primarily attributable to sales volume of our Aptima family of assays, which increased $10.7 million on a worldwide basis primarily due to our increased installed base of Panther instruments. This installed base is driving higher volumes of assay testing. In addition, we had an increase in worldwide sales of our virology products for which we have recently received certain international regulatory approvals. Cytology & Perinatal product revenue decreased $5.2 million primarily due to lower Perinatal revenue, which we primarily attribute to a shift in ordering patterns, and lower domestic ThinPrep test volumes, which we primarily attribute to screening interval expansion as well as a decline in average selling prices on a worldwide basis, partially offset by an increase in international volumes.
Breast Health product revenues increased 17.5% in the current quarter compared to the corresponding period in the prior year primarily due to increased unit volumes of our newest 3Dimensions and 3D Performance systems, which complement our older 3D systems and the acquisitions of Faxitron and Focal, which contributed an aggregate of $11.3 million of revenue in the current quarter. In addition, we had an increase in our workflow components, such as Clarity HD, and our software products Intelligent 2D and C-View. These increases were partially offset by lower sales volume of our Affirm Prone table and Brevera breast biopsy system.
Medical Aesthetics product revenue decreased (15.5)% in the current quarter compared to the corresponding period in the prior year primarily due to decrease in Body Contouring product revenues on a worldwide basis primarily driven by lower volumes of SculpSure lasers, Submental upgrades and related PAC keys, which we believe is due to continuing challenges in our domestic sales force and increased competition in the non-invasive fat reduction category, and lower Women's Health product sales primarily from lower sales volume of our MonaLisa Touch device, which we believe is primarily driven by the FDA's public letter in the fourth quarter of fiscal 2018 challenging various medical aesthetics companies marketing of devices for so called "vaginal rejuvenation" procedures relative to their FDA approvals. In November of 2018, we received confirmation from the FDA that we had adequately addressed all of the concerns expressed in their letter and continue to market our Women’s Health products accordingly. These increases were partially offset by higher Skin product revenue driven by the TempSure product line, which was launched in the second quarter of fiscal 2018, and relaunch of TempSure Vitalia in the current quarter after the voluntary recall in the fourth quarter of fiscal 2018 in response to the FDA letter referred to above.
GYN Surgical product revenues increased 0.8% in the current quarter compared to the corresponding period in the prior year primarily due to a $2.3 million increase in MyoSure system sales and a $1.6 million increase primarily related to Fluent system sales, partially offset by a $3.5 million decrease in NovaSure system sales. We attribute the decrease in NovaSure sales primarily to increased competition and a stagnant market for endometrial ablation, partially offset by a slight increase in average selling prices from a mix shift to the higher priced NovaSure ADVANCED device.
Skeletal Health product revenues increased 14.4% in the current quarter compared to the corresponding period in the prior year, primarily due to an increase in sales volume of our Insight FD mini C-arm system in the U.S.

Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
United States	73.9%	74.4%
Europe	12.5%	12.0%
Asia-Pacific	8.7%	9.1%
Rest of World	4.9%	4.5%
	100.0%	100.0%
In the current quarter compared to the corresponding period in the prior year, the percentage of product revenue from Europe increased and the percentage of product revenue from the U.S. decreased. We attribute this change primarily to the Emsor acquisition in the first quarter of fiscal 2018 as well as an overall improvement in market execution driven by our focus to expand our international presence, which has resulted in an increase in sales of digital mammography systems and Aptima products in Europe.
Service and Other Revenues

	Three Months Ended
	December 29, 2018		December 30, 2017		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$147.6	17.8%	$140.4	17.7%	$7.2	5.1%
Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment, and to a lesser extent, our Medical Aesthetics business. The Breast Health business continues to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period. Our Medical Aesthetics business represented 10.2% and 10.4% of service and other revenues in current quarter and corresponding period in the prior year, respectively. Service and other revenues increased 5.1% in the current quarter compared to the corresponding periods in the prior year primarily due to higher installation, training, spare parts, and service contract conversion and renewal rates for our Breast Health business.
Cost of Product Revenues

	Three Months Ended
	December 29, 2018		December 30, 2017		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$232.1	34.0%	$213.7	32.8%	$18.4	8.6%
Amortization of Intangible Assets	81.0	11.9%	79.8	12.3%	1.2	1.5%
	$313.1	45.9%	$293.5	45.1%	$19.6	6.7%
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 34.0% in the current quarter compared to 32.8% in the corresponding period in the prior year. Cost of product revenues as a percentage of product revenues in the current quarter increased primarily due to the step-up in fair value of inventory acquired in the Focal Therapeutics acquisition of $1.8 million, increased tariffs costs for products imported into China of $1.6 million and higher international freight costs, product mix and unfavorable manufacturing variances.

Diagnostics' product costs as a percentage of revenue increased slightly in the current quarter compared to the corresponding period in the prior year primarily due to lower ThinPrep Pap test revenues, increased instruments sales which have lower gross margins, unfavorable manufacturing variances, increased volumes of lower margin products supplied to Grifols under the new supply and collaboration agreements, and tariff costs in China. These cost increases were partially offset by improved molecular diagnostics' gross margin from increased volume of Aptima assays.
Breast Health’s product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year primarily due unfavorable manufacturing variances, the acquisition of Focal in the current quarter and the related impact of stepping-up the acquired inventory to fair value in purchase accounting resulting in an additional cost of $1.8 million in the current quarter, an increase in the sales volume of digital mammography systems internationally, which have lower average selling prices, and tariff costs in China. The decreases were partially offset by higher domestic sales volume of the higher margin 3Dimensions system sales and an increase in 3D upgrades, which have higher gross margins than capital equipment sales.
Medical Aesthetics product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year primarily due to lower sales volume, unfavorable product mix as we sold fewer units of our SculpSure laser and related PAC keys and MonaLisa Touch device, and an increase in tariff costs in China.
GYN Surgical’s product costs as a percentage of revenue was consistent in the current quarter compared to the corresponding period in the prior year. While there is a continued mix shift to MyoSure products from Novasure comprising a higher percentage of GYN Surgical product sales, this trend is offset by increase in sales volume in the current quarter for the higher margin NovaSure ADVANCED device compared to the Classic device.
Skeletal Health’s product costs as a percentage of revenue decreased in the current quarter compared to the corresponding period in the prior year primarily due to favorable manufacturing variances.
Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 8 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense increased in the current three month period compared to the corresponding period in the prior year primarily due to an increase of $1.2 million and $2.0 million of amortization expense related to intangible assets acquired in the Faxitron and Focal acquisitions, respectively, partially offset by lower amortization of intangible assets acquired in the Cytyc acquisition which reduce over time.
Cost of Service and Other Revenues

	Three Months Ended
	December 29, 2018		December 30, 2017		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$83.5	56.6%	$73.1	52.1%	$10.4	14.2%
Service and other revenues gross margin decreased to 43.4% in the current quarter compared to 47.9% in the corresponding period in the prior year primarily due to increase in costs to repair older digital mammography systems under service contracts.

Operating Expenses

	Three Months Ended
	December 29, 2018		December 30, 2017		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$53.2	6.4%	$54.8	6.9%	$(1.6)	(2.9)%
Selling and marketing	146.0	17.6%	139.5	17.6%	6.5	4.7%
General and administrative	78.6	9.5%	77.9	9.9%	0.7	0.9%
Amortization of intangible assets	14.1	1.7%	14.4	1.8%	(0.3)	(2.1)%
Restructuring charges	1.7	0.2%	3.8	0.5%	(2.1)	(55.3)%
	$293.6	35.3%	$290.4	36.7%	$3.2	1.1%
Research and Development Expenses. Research and development expenses decreased 2.9% in the current quarter compared to the corresponding period in the prior year primarily due to lower outside consulting spend across the divisions and a reduction in compensation from lower headcount primarily in Diagnostics and Medical Aesthetics, partially offset by an increase in project spend. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses increased 4.7% in the current quarter compared to the corresponding period in the prior year primarily due to increase in commissions and third-party commissions in Breast Health from higher revenues, increased head count and related expenses attributable to the Faxitron and Focal acquisitions aggregating $4.0 million, and higher international trade shows partially offset by lower marketing initiatives.
General and Administrative Expenses. General and administrative expenses increased 0.9% in the current quarter compared to the corresponding period in the prior year primarily due to the first quarter of fiscal 2018 including a $4.0 million benefit due to resolution of a non-income tax matter. In addition, the current quarter has higher facility costs, an increase in tax consulting fees related to integration of acquired businesses, and higher international expenses as we continue to build out our strategic initiatives. Partially offsetting these increases was lower depreciation expense due to fiscal 2018 including accelerated depreciation of Cynosure's SAP ERP system and lower legal fees.
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
Restructuring Charges. We have implemented various cost reduction initiatives to align our cost structure with our operations and in connection with our acquisition of Cynosure and related integration activities. These actions have primarily resulted in the termination of employees. Accordingly, we have recorded severance and benefit charges of $1.9 million, partially offset by a benefit of $0.2 million related to a lease termination contract in the current quarter. In the prior year period, we recorded charges of $3.8 million for severance benefits. For additional information pertaining to restructuring actions and charges, please refer to Note 5 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.
Interest Expense

	Three Months Ended
	December 29, 2018	December 30, 2017	Change
	Amount	Amount	Amount	%
Interest Expense	$(36.1)	$(41.0)	$4.9	(12.0)%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense in the current quarter has decreased primarily due to refinancing our 2022 Senior Notes with our 2025 and 2028 Senior Notes that carry lower rates, and extinguishing our Convertible Notes in fiscal 2018.
Debt Extinguishment Losses

	Three Months Ended
	December 29, 2019	December 30, 2017	Change
	Amount	Amount	Amount	%
Debt Extinguishment Losses	$(0.8)	$(1.0)	$0.2	(20.0)%

In the first quarter of fiscal 2019, we entered into the 2018 Credit Agreement with Bank of America, N.A. The proceeds under the 2018 Agreement were used to pay off the Term Loan and Revolver outstanding under the 2017 Credit Agreement. In connection with this transaction, we recorded a debt extinguishment loss of $0.8 million in the first quarter of fiscal 2019.
In the first quarter of fiscal 2018, we entered into the 2017 Credit Agreement with Bank of America, N.A. The proceeds under the 2017 Credit Agreement were used to pay off the Term Loan and Revolver outstanding under the Prior Credit Agreement. In connection with this transaction, we recorded a debt extinguishment loss of $1.0 million in the first quarter of fiscal 2018.
Other (Expense) Income, net

	Three Months Ended
	December 29, 2018	December 30, 2017	Change
	Amount	Amount	Amount	%
Other (Expense) Income, net	$(0.6)	$2.9	$(3.5)	(120.7)%

For the current three month period, this account primarily consisted of a loss of $5.4 million on the on the cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market losses partially offset by net foreign currency exchange gains of $4.2 million primarily from the mark-to market of outstanding forward foreign currency exchange contracts, and a gain of $0.8 million on the sale of an investment. For the first quarter of fiscal 2018, this account primarily consisted of a gain of $1.6 million of net foreign currency exchange gains primarily from the mark-to market of outstanding forward foreign currency exchange contracts, a gain of $1.4 million on the cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains and a $0.7 million insurance recovery, partially offset by a realized loss of $0.6 million on the sale of a marketable security.
Provision (Benefit) for Income Taxes

	Three Months Ended
	December 29, 2018	December 30, 2017	Change
	Amount	Amount	Amount	%
Provision (Benefit) for Income Taxes	$5.7	$(310.9)	$316.6	**
** Percentage not meaningful

Our effective tax rate for the three months ended December 29, 2018 was 5.5%, compared to (324.5)% for the corresponding period in the prior year. The effective rate for the current quarter is lower than the statutory rate due to earnings in jurisdictions subject to lower tax rates and a $20.0 million discrete tax benefit recorded in the quarter related to an internal restructuring, partially offset by finalizing the computations under the Tax Cuts and Jobs Act (the "Act") enacted on December 22, 2017 (first quarter of fiscal 2018). For the three months ended December 30, 2017, the effective tax rate was lower than the statutory tax rate primarily due to the impact of the Act resulting in a $329.2 million benefit primarily from remeasuring our U.S. net deferred tax liabilities at a much lower federal rate of 21% from 35%, earnings in jurisdictions subject to lower tax rates, and the domestic production activities deduction benefit. For additional information pertaining to income taxes and the Act, please refer to Note 13 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.
Segment Results of Operations
We report our business as five segments: Diagnostics, Breast Health, Medical Aesthetics, GYN Surgical and Skeletal Health. The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018. We measure segment performance based on total revenues and operating income or loss. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.
Diagnostics

	Three Months Ended
	December 29, 2018	December 30, 2017	Change
	Amount	Amount	Amount	%
Total Revenues	$296.6	$284.6	$12.0	4.2%
Operating Income	$43.3	$36.5	$6.8	18.6%
Operating Income as a % of Segment Revenue	14.6%	12.8%
Diagnostics revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the fluctuations in product revenues discussed above.

Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in gross profit from higher revenues with consistent gross margins and a decrease in operating expenses. The overall gross margin decreased to 47.3% in the current quarter compared to 48.0% in the corresponding period in the prior year primarily due to lower ThinPrep Pap test revenues, increased instruments sales which have lower gross margins, unfavorable manufacturing variances and increased volumes of products supplied to Grifols under the new supply and collaboration agreements. These cost increases were partially offset by improved molecular diagnostics' gross margin from increased volume of Aptima assays.

Operating expenses decreased in the current quarter compared to the corresponding period in the prior year primarily due to lower compensation expense due to decrease in headcount in the research and development organization, lower clinical site expenses for R&D projects and lower restructuring charges, partially offset by increased marketing consultant expenses and trade show expenses.
Breast Health

	Three Months Ended
	December 29, 2018	December 30, 2017	Change
	Amount	Amount	Amount	%
Total Revenues	$324.7	$288.0	$36.7	12.8%
Operating Income	$97.8	$89.7	$8.1	9.0%
Operating Income as a % of Segment Revenue	30.1%	31.1%
Breast Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to increase of $30.6 million in product revenue discussed above and increase of $6.1 million in service revenue related to continued conversion of a high percentage of the installed base of digital mammography systems to service contracts upon expiration of the warranty period and to a lesser extent an increase in spare parts revenues.
Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in gross profit from higher revenues. The overall gross margin decreased to 57.8% in the current quarter compared to 60.3% in the corresponding period in the prior year primarily due to the increase in service revenue, which has lower margins, unfavorable manufacturing variances, an increase in amortization expense from the Faxitron and Focal acquisitions, the fair value adjustment related to Focal inventory sold of $1.8 million partially offset by favorable product gross margins from sales volume increase in the 3Dimensions and 3D Performance systems, which have higher average selling prices.
Partially offsetting higher gross profit, operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to increase in salary compensation from increased headcount in the Breast Health sales organization, increased headcount from the Faxitron, Focal and Emsor acquisitions, increased travel expenses, increased commissions and third-party commissions from higher sales, and increase in international expenses as we further build out our strategic initiatives, partially offset by lower legal and consulting expenses, and a reduction in marketing initiatives.
Medical Aesthetics

	Three Months Ended
	December 29, 2018	December 30, 2017	Change
	Amount	Amount	Amount	%
Total Revenues	$79.8	$91.3	$(11.5)	(12.6)%
Operating Loss	$(25.2)	$(23.0)	$(2.2)	9.6%
Operating Loss as a % of Segment Revenue	(31.6)%	(25.2)%
Medical Aesthetics revenue decreased in the current quarter compared to the corresponding periods in the prior year primarily due to the fluctuations in product revenue discussed above.
The operating loss for this business segment increased in the current quarter compared to the corresponding period in the prior year primarily due to decrease in gross profit from lower revenues and lower gross margin. The overall gross margin decreased to 34.0% in the current quarter compared to 38.9% in the corresponding period in the prior year primarily due to a reduction in sales volume of our higher margin MonaLisa Touch device, SculpSure laser and submental upgrade and related PAC keys, and an increase in tariffs cost in China partially offset by increase in TempSure Envi and TempSure Vitalia sales in the current quarter.
Partially offsetting the decrease in gross profit, operating expenses decreased in the current quarter compared to the corresponding period in the prior year primarily due to decrease in compensation related to lower headcount across the organization from attrition and initiatives to right-size spending relative to operating results, lower depreciation expense as the prior year period included accelerated depreciation expense related to the abandonment of Cynosure's SAP ERP system and lower consulting spend, partially offset by an increase in legal fees.
GYN Surgical

	Three Months Ended
	December 29, 2018	December 30, 2017	Change
	Amount	Amount	Amount	%
Total Revenues	$108.4	$107.5	$0.9	0.8%
Operating Income	$27.0	$30.2	$(3.2)	(10.6)%
Operating Income as a % of Segment Revenue	24.9%	28.1%
GYN Surgical revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in product revenues discussed above.
Operating income for this business segment decreased in the current quarter compared to the corresponding period in the prior year primarily due to higher operating expenses partially offset by increased gross profit driven by higher revenue. The overall gross margin was consistent with the prior year with a gross margin of 65.4% in the current quarter compared to 64.9% in the corresponding period in the prior year.

Operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to increased compensation from higher sales headcount and increased commissions, the prior year period included a $3.2 million benefit related to resolution of a tax matter, and an increase in marketing initiatives, partially offset by lower legal expenses.
Skeletal Health

	Three Months Ended
	December 29, 2018	December 30, 2017	Change
	Amount	Amount	Amount	%
Total Revenues	$21.2	$19.7	$1.5	7.6%
Operating (Loss) Income	$(2.4)	$0.7	$(3.1)	(442.9)%
Operating (Loss) Income as a % of Segment Revenue	(11.3)%	3.3%
Skeletal Health revenues increased in the current quarter compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above.
This business segment had an operating loss in the current quarter compared to the corresponding period in the prior year primarily due to lower gross profit and higher operating expenses. The overall gross margin decreased to 38.2% in the current quarter compared to 46.4% in the corresponding period in the prior year primarily due to increased warranty costs related to spare parts and increased service costs.
Operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase research and development spending and increased spending for marketing initiatives.

LIQUIDITY AND CAPITAL RESOURCES
At December 29, 2018, we had $324.2 million of working capital and our cash and cash equivalents totaled $311.1 million. Our cash and cash equivalents balance decreased by $355.6 million during the first three months of fiscal 2019 primarily due to cash used in financing and investing activities related to net repayments of debt, repurchases of common stock and net cash paid for the acquisitions, partially offset by cash generated through cash flow from our core operating activities.
In the first three months of fiscal 2019, our operating activities provided cash of $104.6 million, primarily due to net income of $98.6million, non-cash charges for depreciation and amortization aggregating $118.8 million, and stock-based compensation expense of $17.1 million. These adjustments to net income were partially offset by a decrease in net deferred tax liabilities of $50.0 million primarily from the amortization of intangible assets. Cash provided by operations was negatively impacted by a net cash outflow of $91.6 million from changes in our operating assets and liabilities. The net cash outflow was driven primarily by a decrease in accrued expenses of $51.6 million primarily due to annual bonus payments and the Smith & Nephew legal settlement payment of $34.8 million, partially offset by an increase in accrued federal income taxes, an increase in inventory of $27.9 million primarily to meet anticipated demand, launch newer products, and build up safety stock and a decrease in accounts payable of $16.0 million due to timing of payments.
In the first three months of fiscal 2019, our investing activities used cash of $130.7 million primarily related to net cash payments of $106.6 million primarily related to the acquisition of Focal and $22.6 million for capital expenditures, which primarily consisted of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware and software.
In the first three months of fiscal 2019, our financing activities used cash of $328.2 million primarily for payments of $1.46 billion to pay off the Term Loan outstanding under the 2017 Credit Agreement, $215.0 million of net repayments on amounts borrowed under our revolving credit line, $147.0 million for repurchases of our common stock, and payments of $11.6 million for employee-related taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $1.5 billion from the 2018 Amended Term Loan under the 2018 Credit Agreement and $13.5 million from our equity plans, primarily from the exercise of stock options.
Debt
We had total recorded debt outstanding of $3.13 billion at December 29, 2018, which was comprised of amounts outstanding under our 2018Credit Agreement and 2018 Amended Revolver of $1.57 billion (principal of $1.59 billion), 2025

Senior Notes of 935.7 million (principal of $950.0 million), 2028 Senior Notes of $393.3 million (principal of $400.0 million), and amounts outstanding under the accounts receivable securitization program of $225.0 million.
2018 Amended and Restated Credit Agreement
On December 17, 2018, we refinanced our term loan and revolving credit facility by entering into an Amended and Restated Credit and Guaranty Agreement as of December 17, 2018 (the "2018 Credit Agreement") with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders from time to time party thereto. The 2018 Credit Agreement amended and restated the Company's prior credit and guaranty agreement, amended and restated as of October 3, 2017 ("2017 Credit Agreement").

The credit facilities under the 2018 Credit Agreement consist of:

•	A $1.5 billion secured term loan to the Company ("2018 Amended Term Loan") with a maturity date of December 17, 2023; and

•	A secured revolving credit facility (the "2018 Amended Revolver") under which the Company may borrow up to $1.5 billion, subject to certain sublimits, with a maturity date of December 17, 2023.
At December 29, 2018, we had $85.0 million outstanding under the Amended Revolver.

We are required to make scheduled principal payments under the 2018 Amended Term Loan in increasing amounts ranging from $9.375 million per three-month period commencing with the three-month period ending on December 27, 2019 to $28.125 million per three-month period commencing with the three-month period ending December 29, 2022 and ending on September 29, 2023. The remaining balance of the 2018 Amended Term Loan and any amounts outstanding under the 2018 Amended Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the 2018 Credit Agreement, we may be required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances and insurance recoveries (subject to certain reinvestment rights). These mandatory prepayments are required to be applied by us, first, to the 2018 Amended Term Loan, second, to any outstanding amount under any Swing Line Loans (as defined in the 2018 Credit Agreement), third, to the 2018 Amended Revolver, fourth to prepay any outstanding reimbursement obligations with respect to Letters of Credit (as defined in the 2018 Credit Agreement) and fifth, to cash collateralize any Letters of Credit. Subject to certain limitations, we may voluntarily prepay any of the 2018 Credit Facilities without premium or penalty.

Borrowings are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Company, with certain exceptions. For example, borrowings under the 2018 Credit Agreement are not secured by those accounts receivable that are transferred to the special purpose entity under the Company's Accounts Receivable Securitization program.

The 2018 Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the Company, subject to negotiated exceptions, to incur additional indebtedness and grant additional liens on its assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the 2018 Credit Agreement requires the Company to maintain certain financial ratios. The 2018 Credit Agreement also contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults and an event of default upon a change of control of the Company.

The 2018 Credit Agreement contains two financial covenants (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each fiscal quarter and an excess cash flow prepayment requirement measured as of the end of each fiscal year. As of December 29, 2018, we were in compliance with these covenants.

2025 Senior Notes

The total aggregate principal balance of 2025 Senior Notes is $950.0 million. The 2025 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries. The 2025 Senior Notes were issued pursuant to an indenture, dated as of October 10, 2017 and a supplement to such indenture, dated as of January 19, 2018, each among the Company, the guarantors and Wells Fargo Bank, National Association, as trustee. The 2025 Senior Notes mature on October 15, 2025 and bear interest at the rate of 4.375% per year, payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2018. We may redeem the 2025

Senior Notes at any time prior to October 15, 2020 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the Indenture. We may also redeem up to 35% of the aggregate principal amount of the 2025 Senior Notes with the net cash proceeds of certain equity offerings at any time and from time to time before October 15, 2020, at a redemption price equal to 104.375% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. We also have the option to redeem the 2025 Senior Notes on or after: October 15, 2020 through October 14, 2021 at 102.188% of par; October 15, 2021 through October 14, 2022 at 101.094% of par; and October 15, 2022 and thereafter at 100% of par. In addition, if there is a change of control coupled with a decline in ratings, as provided in the indenture, we will be required to make an offer to purchase each holder’s 2025 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

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

Effective April 20, 2018, we entered into an amendment to extend the Securitization Program an additional year to April 19, 2019. Under the amendment, the maximum borrowing amount increased from $200 million to $225.0 million. As of December 29, 2018, $225.0 million was outstanding under the Securitization Program.

The Credit and Security Agreement contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, and an event of default upon a change of control. As of December 29, 2018, we were in compliance with these covenants.

Stock Repurchase Program
On June 13, 2018, the Board of Directors authorized a share repurchase plan to repurchase up to $500.0 million of our outstanding common stock. This share repurchase plan, which replaced the prior plan, was effective August 1, 2018 and expires on June 13, 2023. Under this authorization, during the first quarter of 2019, we repurchased 3.7 million shares of our common stock for a total consideration of $150.1 million of which $3.1 million was paid subsequent to December 29, 2018. As of December 29, 2018, $261.5 million was available under this authorization.

Legal Contingencies
We are currently involved in several legal proceedings and claims. In connection with these legal proceedings and claims, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed, as applicable in consultation with outside counsel, and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with ASC 450, Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such financial outcome can be reasonably estimated. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings. Information with respect to this disclosure may be found in Note 8 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Future Liquidity Considerations

We expect to continue to review and evaluate potential strategic transactions and alliances that we believe will complement our current or future business. Subject to the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report, if any, as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018 or any other of our subsequently filed reports, and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Quarterly Report, we believe that our cash and cash equivalents, cash flows from operations, the cash available under our 2018 Amended Revolver and our Securitization Program will provide us with sufficient funds in order to fund our expected normal operations and debt payments over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our 2018 Credit Agreement, 2025 Senior Notes, 2028 Senior Notes and the Securitization Program. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowances. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” above and “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018 or any other of our subsequently filed reports.

The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018 with the exception of our critical accounting policies related to the adoption of ASC Update No. 2014-09, Revenue from Contracts with Customers (ASC 606) effective September 30, 2018, as described in Note 2 to our consolidated financial statements included herein.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, cost-method equity investments, insurance contracts interest rate cap agreements, forward foreign currency contracts, accounts payable and debt obligations. Except for our outstanding 2025 Senior Notes and 2028 Senior Notes, the fair value of these financial instruments approximates their carrying amount. The fair value of our 2025 Senior Notes and 2028 Senior Notes as of December 29, 2018 was approximately $884.1 million and $361.0 million, respectively. Amounts outstanding under our 2018 Credit Agreement and Securitization Program of $1.6 billion and $225.0 million, respectively, as of December 29, 2018 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our 2025 Senior Notes, 2028 Senior Notes and 2018 Credit Agreement, as well as under our Securitization Program. The 2025 Senior Notes and 2028 Senior Notes have fixed interest rates. Borrowings under our 2018 Credit Agreement currently bear interest at the Eurocurrency Rate (i.e., Libor) plus the applicable margin of 1.375% per annum. Borrowings under our Securitization Program currently bear interest at Libor plus the applicable margin of 0.70%.
As of December 29, 2018, there was $1.58 billion of aggregate principal outstanding under the 2018 Credit Agreement, including amounts borrowed under the 2018 Amended Revolver, and $225.0 million aggregate principal outstanding under the securitization program. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by approximately $4.5 million. We entered into multiple interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding. The critical terms of the interest rate caps were designed to mirror the terms of our LIBOR-based borrowings under the 2018 Credit Agreement, and therefore the interest rate caps are highly effective at offsetting the cash flows being hedged. We designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal which ends on December 27, 2019.
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

We conduct business worldwide and maintain sales and service offices outside the United States as well as manufacturing facilities in Costa Rica and the United Kingdom. Our international sales are denominated in a number of currencies, primarily the Euro, U.S. dollar, UK Pound and Renminbi. The majority of our foreign subsidiaries' functional currency is the local currency, although certain foreign subsidiaries functional currency is the U.S. dollar based on the nature of their operations or functions. Our revenues denominated in foreign currencies are positively affected when the U.S. dollar weakens against them and adversely effected when the U.S. dollar strengthens. Fluctuations in foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency. We have executed forward foreign currency contracts to hedge a portion of results denominated in the Euro, UK Pound, Australian dollar, Japanese Yen, Chinese Yuan and Canadian dollar. These contracts do not qualify for hedge accounting. As a result, we may experience volatility in our Consolidated Statements of Income due to (i) the impact of unrealized gains and losses reported in other income, net from the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other income, net, whereas the offsetting economic gains and losses are reported in the line item of the underlying cash flow, for example, revenue.

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
As of December 29, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 29, 2018.
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

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.
Information with respect to this Item may be found in Note 8 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended September 29, 2018.
Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 29, 2018 or any of our subsequently filed reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
September 30, 2018 – October 27, 2018	2,313	$41.04	44,538	$37.98	$409.8
October 28, 2018 – November 24, 2018	122,795	40.53	2,050,147	40.96	325.8
November 25, 2018 – December 29, 2018	144,513	44.40	1,617,947	39.80	261.5
Total	269,621	$42.61	3,712,632	$40.42	$261.5
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

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.1	Refinancing Amendment No. 1, dated as of December 17, 2018, to the Amended and Restated Credit and Guaranty Agreement dated as of October 3, 2017.	8-K	12/18/2018

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition
_______________

* Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	January 30, 2019	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	January 30, 2019	/s/ Karleen M. Oberton

Karleen M. Oberton
Chief Financial Officer (Principal Financial Officer)