Form 10-Q
period 2019-03-30
HOLOGIC INC
filed 2019-05-01
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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
As of April 25, 2019, 268,050,138 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Revenues:
Product	$667.8	$645.0	$1,350.9	$1,295.7
Service and other	150.6	144.3	298.2	284.7
	818.4	789.3	1,649.1	1,580.4
Costs of revenues:
Product	232.9	217.1	465.0	430.8
Amortization of acquired intangible assets	80.4	79.8	161.4	159.6
Impairment of intangible assets and equipment	374.6	—	374.6	—
Service and other	88.1	77.3	171.6	150.4
Gross profit	42.4	415.1	476.5	839.6
Operating expenses:
Research and development	57.3	56.8	110.5	111.6
Selling and marketing	133.5	130.5	279.5	270.0
General and administrative	89.9	83.8	168.5	161.7
Amortization of acquired intangible assets	14.1	14.7	28.2	29.1
Impairment of intangible assets and equipment	69.2	46.0	69.2	46.0
Impairment of goodwill	—	685.7	—	685.7
Restructuring charges	1.6	1.8	3.3	5.6
	365.6	1,019.3	659.2	1,309.7
Loss from operations	(323.2)	(604.2)	(182.7)	(470.1)
Interest income	0.8	2.1	2.1	2.9
Interest expense	(34.8)	(38.9)	(70.9)	(79.9)
Debt extinguishment losses	—	(44.9)	(0.8)	(45.9)
Other income (expense), net	3.5	(5.1)	2.9	(2.2)
Loss before income taxes	(353.7)	(691.0)	(249.4)	(595.2)
Benefit for income taxes	(81.1)	(9.6)	(75.4)	(320.5)
Net loss	$(272.6)	$(681.4)	$(174.0)	$(274.7)
Net loss per common share:
Basic	$(1.01)	$(2.46)	$(0.64)	$(0.99)
Diluted	$(1.01)	$(2.46)	$(0.64)	$(0.99)
Weighted average number of shares outstanding:
Basic	269,235	277,114	269,913	276,985
Diluted	269,235	277,114	269,913	276,985

See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net loss	$(272.6)	$(681.4)	$(174.0)	$(274.7)
Changes in foreign currency translation adjustment	2.4	10.1	(0.8)	15.6
Changes in unrealized holding gains and losses on available-for-sale securities, net of tax of $0.2 for the six months ended March 31, 2018:
Loss reclassified from accumulated other comprehensive loss to the statements of operations	—	—	—	0.4
Changes in pension plans, net of taxes of $0.6 for the six months ended March 31, 2018:	—	—	—	0.6
Changes in value of hedged interest rate caps, net of tax of $0.3 and $0.8 for the three and six months ended March 30, 2019 and $0.3 and $(4.6) for the three and six months ended March 31, 2018:
(Loss) gain recognized in other comprehensive (loss) income, net	(1.5)	0.7	(5.4)	(3.6)
Loss reclassified from accumulated other comprehensive loss to the statements of operations	0.5	0.3	1.2	2.6
Other comprehensive income (loss)	1.4	11.1	(5.0)	15.6
Comprehensive loss	$(271.2)	$(670.3)	$(179.0)	$(259.1)
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	March 30, 2019	September 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$401.0	$666.7
Accounts receivable, less reserves of $16.9 and $16.2, respectively	557.5	579.2
Inventories	443.4	384.1
Prepaid income taxes	40.0	31.7
Prepaid expenses and other current assets	69.1	61.5
Total current assets	1,511.0	1,723.2
Property, plant and equipment, net	469.7	478.2
Intangible assets, net	1,874.9	2,398.6
Goodwill	2,564.5	2,533.2
Other assets	105.2	97.7
Total assets	$6,525.3	$7,230.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$310.7	$599.7
Accounts payable	165.2	192.2
Accrued expenses	394.1	436.1
Deferred revenue	173.5	172.9
Current portion of capital lease obligations	1.7	1.7
Total current liabilities	1,045.2	1,402.6
Long-term debt, net of current portion	2,799.7	2,704.6
Capital lease obligations, net of current portion	20.1	20.9
Deferred income tax liabilities	335.4	498.2
Deferred revenue	17.0	18.2
Other long-term liabilities	148.1	157.6
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 291,561 and 289,900 shares issued, respectively	2.9	2.9
Additional paid-in-capital	5,722.5	5,671.3
Accumulated deficit	(2,659.1)	(2,494.0)
Treasury stock, at cost – 23,524 and 19,812 shares, respectively	(876.0)	(725.9)
Accumulated other comprehensive loss	(30.5)	(25.5)
Total stockholders’ equity	2,159.8	2,428.8
Total liabilities and stockholders’ equity	$6,525.3	$7,230.9
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount
Balance at September 30, 2017	287,853	$2.9	$5,630.8	$(2,382.7)	$(16.2)	12,560	$(450.1)	$2,784.7
Exercise of stock options	231	—	5.8	—	—	—	—	5.8
Vesting of restricted stock units, net of shares withheld for employee taxes	666	—	(14.3)	—	—	—	—	(14.3)
Stock-based compensation expense	—	—	16.4	—	—	—	—	16.4
Reacquisition of equity component from convertible notes repurchase, net of taxes	—	—	(9.8)	—	—	—	—	(9.8)
Net income	—	—	—	406.7	—	—	—	406.7
Other comprehensive income activity	—	—	—	—	4.5	—	—	4.5
Balance at December 30, 2017	288,750	$2.9	$5,628.9	$(1,976.0)	$(11.7)	12,560	$(450.1)	$3,194.0
Exercise of stock options	154	—	2.9	—	—	—	—	2.9
Vesting of restricted stock units, net of shares withheld for employee taxes	79	—	(1.2)	—	—	—	—	(1.2)
Common stock issued under the employee stock purchase plan	204	—	7.4	—	—	—	—	7.4
Stock-based compensation expense	—	—	19.5	—	—	—	—	19.5
Reacquisition of equity component from convertible notes repurchase, net of taxes	—	—	(0.1)	—	—	—	—	(0.1)
Net loss	—	—	—	(681.4)	—	—	—	(681.4)
Other comprehensive income activity	—	—	—	—	11.1	—	—	11.1
Repurchase of common stock	—	—	—	—	—	2,816	(106.5)	(106.5)
Balance at March 31, 2018	289,187	$2.9	$5,657.4	$(2,657.4)	$(0.6)	15,376	$(556.6)	$2,445.7
Exercise of stock options	193	—	3.9	—	—	—	—	3.9
Vesting of restricted stock units, net of shares withheld for employee taxes	25	—	(0.5)	—	—	—	—	(0.5)
Stock-based compensation expense	—	—	17.2	—	—	—	—	17.2
Reacquisition of equity component from convertible notes repurchase, net of taxes	—	—	(30.9)	—	—	—	—	(30.9)
Net income	—	—	—	112.9	—	—	—	112.9
Other comprehensive income activity	—	—	—	—	(18.0)	—	—	(18.0)
Repurchase of common stock	—	—	—	—	—	2,161	(80.8)	(80.8)

Balance at June 30, 2018	289,405	$2.9	$5,647.1	$(2,544.5)	$(18.6)	17,537	$(637.4)	$2,449.5
Exercise of stock options	218	—	4.8	—	—	—	—	4.8
Vesting of restricted stock units, net of shares withheld for employee taxes	33	—	(0.6)	—	—	—	—	(0.6)
Common stock issued under the employee stock purchase plan	244	—	8.2	—	—	—	—	8.2
Stock-based compensation expense	—	—	11.9	—	—	—	—	11.9
Reacquisition of equity component from convertible notes repurchase, net of taxes	—	—	(0.1)	—	—	—	—	(0.1)
Net income	—	—	—	50.5	—	—	—	50.5
Other comprehensive income activity	—	—	—	—	(6.9)	—	—	(6.9)
Repurchase of common stock	—					2,275	(88.5)	(88.5)
Balance at September 29, 2018	289,900	$2.9	$5,671.3	$(2,494.0)	$(25.5)	19,812	$(725.9)	$2,428.8
Accounting standard transition adjustment - ASC 606	—	—	—	6.4	—	—	—	6.4
Accounting standard transition adjustment - ASU 2016-16	—	—	—	2.5	—	—	—	2.5
Exercise of stock options	373	—	9.1	—	—	—	—	9.1
Vesting of restricted stock units, net of shares withheld for employee taxes	575	—	(11.6)	—	—	—	—	(11.6)
Stock-based compensation expense	—	—	17.1	—	—	—	—	17.1
Net income	—	—	—	98.6	—	—	—	98.6
Other comprehensive income activity	—	—	—	—	(6.4)	—	—	(6.4)
Repurchase of common stock	—	—	—	—	—	3,712	(150.1)	(150.1)
Balance at December 29, 2018	290,848	$2.9	$5,685.9	$(2,386.5)	$(31.9)	23,524	$(876.0)	$2,394.4
Exercise of stock options	454	—	11.6	—	—	—	—	11.6
Vesting of restricted stock units, net of shares withheld for employee taxes	33	—	(0.4)	—	—	—	—	(0.4)
Common stock issued under the employee stock purchase plan	226	—	7.9	—	—	—	—	7.9
Stock-based compensation expense	—	—	17.5	—	—	—	—	17.5
Net loss	—	—	—	(272.6)	—	—	—	(272.6)
Other comprehensive income activity	—	—	—	—	1.4	—	—	1.4
Balance at March 30, 2019	291,561	$2.9	$5,722.5	$(2,659.1)	$(30.5)	23,524	$(876.0)	$2,159.8

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	March 30, 2019	March 31, 2018
OPERATING ACTIVITIES
Net loss	$(174.0)	$(274.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	46.8	52.0
Amortization of acquired intangibles	189.6	188.7
Non-cash interest expense	4.0	11.2
Stock-based compensation expense	34.6	35.9
Deferred income taxes	(173.3)	(433.6)
Goodwill impairment charge	—	685.7
Intangible asset and equipment impairment charges	443.8	46.0
Debt extinguishment losses	0.8	45.9
Fair value write-up of acquired inventory sold	3.6	—
Other adjustments and non-cash items	6.0	7.3
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	18.6	2.5
Inventories	(54.0)	(27.5)
Prepaid income taxes	(8.3)	(29.8)
Prepaid expenses and other assets	(10.4)	(9.1)
Accounts payable	(27.2)	(9.5)
Accrued expenses and other liabilities	(71.2)	(22.5)
Deferred revenue	8.7	(2.0)
Net cash provided by operating activities	238.1	266.5
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(108.6)	(4.4)
Capital expenditures	(23.0)	(24.6)
Increase in equipment under customer usage agreements	(28.9)	(24.2)
Purchase of cost-method investment	(3.0)	(6.0)
Other activity	(3.6)	(2.1)
Net cash used in investing activities	(167.1)	(61.3)
FINANCING ACTIVITIES
Proceeds from long-term debt	1,500.0	1,500.0
Repayment of long-term debt	(1,462.5)	(1,340.6)
Proceeds from senior notes	—	1,350.0
Repayment of senior notes	—	(1,037.7)
Payments to extinguish convertible notes	—	(302.8)
Payment of acquired long-term debt	(2.5)	—
Proceeds from amounts borrowed under revolving credit line	480.0	710.0
Repayments of amounts borrowed under revolving credit line	(695.0)	(900.0)
Repayment of amounts borrowed under accounts receivable securitization program	(18.0)	—
Payment of debt issuance costs	(2.7)	(23.5)
Purchase of interest rate caps	(1.5)	—
Repurchase of common stock	(150.1)	(90.7)
Proceeds from issuance of common stock pursuant to employee stock plans	28.8	16.3
Payments under capital lease obligations	(0.8)	(0.8)
Payment of minimum tax withholdings on net share settlements of equity awards	(11.9)	(15.6)
Net cash used in financing activities	(336.2)	(135.4)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	3.8
Net (decrease) increase in cash and cash equivalents	(265.7)	73.6
Cash and cash equivalents, beginning of period	666.7	540.6
Cash and cash equivalents, end of period	$401.0	$614.2
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and six months ended March 30, 2019 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 28, 2019.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") Update No. 2014-09, Revenue from Contracts with Customers (ASC 606), which was subsequently amended. The Company adopted this standard as of September 30, 2018 using the modified retrospective method for contracts that were not complete as of September 30, 2018. The Company's adoption of ASC 606 is more fully described in Note 2.
In August 2018, the SEC issued the final rule on Regulation S-X, Rule 3-04 (Rule 3-04) requiring entities to disclose changes in stockholders equity in the form of a reconciliation for the current and comparative year-to-date interim periods, with subtotals for each interim period. The Company adopted Rule 3-04 in the first quarter of fiscal 2019.
In October 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-16, Income Taxes (Topic 740). The guidance requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. The Company adopted the standard in the first quarter of fiscal 2019 (see Note 10).
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

Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There was one recognized subsequent event recorded in the unaudited consolidated financial statements as of and for the three and six months ended March 30, 2019. The Company entered into a Settlement and License Agreement with Enzo Life Sciences, Inc. on April 16, 2019 and recorded a $10.5 million settlement charge as of March 30, 2019 (see Note 8). There were no material unrecognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three and six months ended March 30, 2019.

(2) Revenue

In May 2014, the FASB issued ASC 606. The Company adopted the standard, which amended ASC Topic 605, Revenue Recognition (ASC 605), as of September 30, 2018 using the modified retrospective method for contracts that were not complete as of September 30, 2018. Under this method, the Company recognized the cumulative effect of initially applying the standard to its open contracts and recorded an adjustment to decrease the opening balance of accumulated deficit within stockholders' equity by $6.4 million, which is net of taxes of $2.4 million, as of September 30, 2018 (the first day of fiscal 2019). The cumulative effect adjustment was primarily due to the Company applying the principles of ASC 606 to contracts for which the Company had deferred revenue as of September 29, 2018 for collectability uncertainty and providing extended payment terms resulting in the fee not being fixed or determinable under ASC 605. Under ASC 606, revenue from certain arrangements may be recognized earlier than under ASC 605 as a result of the ability to apply additional judgment in evaluating collectability and the elimination of the requirement to assess whether a fee is fixed or determinable, specifically as it relates to providing customers with extended payment terms. Results for reporting periods beginning September 30, 2018 and after are presented in accordance with ASC 606. Prior period results were not adjusted and will continue to be reported in accordance with legacy GAAP requirements of ASC 605. As the adoption of this standard did not have a material impact on the Company’s revenue recorded in the first and second quarters of fiscal 2019, transitional disclosures have not been presented.

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

	Three Months Ended March 30, 2019			Three Months Ended March 31, 2018
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$76.6	$38.9	$115.5	$78.5	$39.2	$117.7
Molecular Diagnostics	136.8	31.0	167.8	123.7	27.0	150.7
Blood Screening	13.4	—	13.4	11.3	—	11.3
Total	$226.8	$69.9	$296.7	$213.5	$66.2	$279.7

Breast Health:
Breast Imaging	$206.2	$59.7	$265.9	$191.7	$58.7	$250.4
Interventional Breast Solutions	46.8	8.8	55.6	40.8	8.9	49.7
Total	$253.0	$68.5	$321.5	$232.5	$67.6	$300.1

Medical Aesthetics	$37.6	$36.2	$73.8	$44.4	$41.1	$85.5

GYN Surgical	$84.1	$18.1	$102.2	$82.4	$17.0	$99.4

Skeletal Health	$14.0	$10.2	$24.2	$15.7	$8.9	$24.6
	$615.5	$202.9	$818.4	$588.5	$200.8	$789.3

	Six Months Ended March 30, 2019			Six Months Ended March 31, 2018
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$155.8	$77.8	$233.6	$163.2	$77.9	$241.1
Molecular Diagnostics	270.9	61.2	332.1	247.6	51.7	299.3
Blood Screening	27.6	—	27.6	23.9	—	23.9
Total	$454.3	$139.0	$593.3	$434.7	$129.6	$564.3

Breast Health:
Breast Imaging	$412.7	$122.9	$535.6	$371.5	$114.8	$486.3
Interventional Breast Solutions	92.9	17.7	110.6	85.4	16.4	101.8
Total	$505.6	$140.6	$646.2	$456.9	$131.2	$588.1

Medical Aesthetics	$74.9	$78.7	$153.6	$91.0	$85.8	$176.8

GYN Surgical	$175.2	$35.4	$210.6	$173.9	$33.0	$206.9

Skeletal Health	$27.2	$18.2	$45.4	$29.3	$15.0	$44.3
	$1,237.2	$411.9	$1,649.1	$1,185.8	$394.6	$1,580.4

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Geographic Regions (in millions)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
United States	$615.5	$588.5	$1,237.2	$1,185.8
Europe	102.1	99.3	203.2	190.6
Asia-Pacific	64.3	62.0	134.0	130.4
Rest of World	36.5	39.5	74.7	73.6
	$818.4	$789.3	$1,649.1	$1,580.4

The following table provides revenue recognized by source:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Revenue by type (in millions)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Capital equipment, components and software	$239.4	$239.6	$487.8	$446.0
Consumables	428.4	405.4	863.1	849.7
Service	141.1	138.0	283.0	273.4
Other	9.5	6.3	15.2	11.3
	$818.4	$789.3	$1,649.1	$1,580.4

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

The Company also places instruments (or equipment) at customer sites but retains title to the instrument. The customer has the right to use the instrument for a period of time, and the Company recovers the cost of providing the instrument through the sales of disposables, namely tests and assays in Diagnostics and handpieces in GYN Surgical. These types of agreements include an embedded operating lease for the right to use an instrument and no instrument revenue is recognized at the time of instrument delivery. The Company recognizes a portion of the revenue allocated to the embedded lease concurrent with the sale of disposables over the term of the agreement.

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

Remaining Performance Obligations

As of March 30, 2019, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $322.8 million. This remaining performance obligation primarily relates to extended warranty and support and maintenance obligations in the Company's Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 37% of this amount as revenue in 2019, 24% in 2020, 20% in 2021, 12% in 2022, and 6% thereafter. The Company has applied the practical expedient to not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

Contract Assets and Liabilities

The Company discloses accounts receivable separately in the Consolidated Balance Sheets at their net realizable value. Contract assets primarily relate to the Company's conditional right to consideration for work completed but not billed at the reporting date. Contract assets at the beginning and end of the period, as well as the changes in the balance, were immaterial.

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company's Breast Health, Medical Aesthetics and Skeletal Health reportable segments. Contract liabilities are classified as other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. The Company recognized $40.1 million and $97.1 million for the second quarter of fiscal 2019 and first six months of fiscal 2019, respectively, in revenue that was included in the contract liability balance at September 29, 2018.

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

(3) Fair Value Measurements
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company has investments in derivative instruments consisting of interest rate caps and forward foreign currency contracts, which are valued using analyses obtained from independent third party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of the Company's interest rate caps and forward foreign currency contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 7 for further discussion and information on the interest rate caps and forward foreign currency contracts.
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at March 30, 2019:

		Fair Value at Reporting Date Using
	Balance as of March 30, 2019	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate cap - derivative	2.9	—	2.9	—
Forward foreign currency contracts	5.8	—	5.8	—
Total	$8.7	$—	$8.7	$—
Liabilities:
Contingent consideration	$7.6	$—	$—	$7.6
Forward foreign currency contracts	0.9	—	0.9	—
Total	$8.5	$—	$0.9	$7.6
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets consist of equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill. There were no such remeasurements for equity investments in the three and six months ended March 30, 2019 and March 31, 2018. During the second quarter of fiscal 2019, the Company identified indicators of impairment related to its long-lived assets of its Medical Aesthetics reportable segment and recorded impairment charges of $443.8 million, of which $437.0 million was allocated to intangible assets and $6.8 million was allocated to equipment. These are level 3 measurements. See Note 14 for additional information.
During the second quarter of fiscal 2018, the Company recorded impairment charges of $46.0 million and $685.7 million to write-off an in-process research and development intangible asset and goodwill, respectively, related to its Medical Aesthetics reportable segment. As a result of these charges, the remaining carrying value of each asset is zero. These are level 3 measurements. See Note 14 for additional information.
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
Amounts outstanding under the Company’s 2018 Credit Agreement (as defined below) and Securitization Program of $1.6 billion and $207.0 million aggregate principal, respectively, as of March 30, 2019 are subject to variable interest rates, which are based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2025 Senior Notes and 2028 Senior Notes had fair values of $939.3 million and $395.9 million, respectively, as of March 30, 2019 based on their trading prices, representing Level 1 measurements. Refer to Note 6 for the carrying amounts of the various components of the Company’s debt.

(4) Business Combinations

Emsor, S.A.

On December 11, 2017, the Company completed the acquisition of Emsor S.A. ("Emsor") for a purchase price of $16.3 million, which includes a hold-back of $0.5 million that is payable eighteen months from the date of acquisition, and contingent consideration which the Company estimated at $4.9 million as of the measurement date. The contingent consideration is payable upon Emsor achieving predefined amounts of cumulative revenue over a two-year period from the date of acquisition. Emsor was a distributor of the Company's Breast and Skeletal Health products in Spain and Portugal. Based on the Company's valuation, it allocated $4.6 million of the purchase price to the value of customer relationship intangible assets and $5.7 million to goodwill. The remaining $6.0 million of purchase price was allocated to acquired tangible assets and liabilities.

Faxitron

On July 31, 2018, the Company completed the acquisition of Faxitron Bioptics, LLC ("Faxitron") for a purchase price of $89.5 million, which includes hold-backs of $11.7 million that are payable up to one year from the date of acquisition, and contingent consideration, which the Company estimated at $2.9 million as of the measurement date. The contingent consideration is payable upon Faxitron meeting certain revenue growth metrics. Faxitron, headquartered in Tucson, Arizona, develops, manufactures, and markets digital radiography systems. Faxitron's results of operations are reported in the Company's Breast Health reportable segment from the date of acquisition.

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

As part of the preliminary purchase price allocation, the Company has determined the identifiable intangible assets are developed technology, in-process research and development ("IPR&D"), customer relationships, and trade names. The preliminary fair value of the intangible assets has been estimated using the income approach, and the cash flow projections were discounted using rates ranging from 17% to 19%. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The weighted average life for both developed technology and customer relationships is 9 years and for trade names it is 7 years. The preliminary calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The factors contributing to the recognition of the preliminary amount of goodwill are based on synergistic benefits that are expected to be realized from this acquisition. Benefits include the expectation of broadening the Company's Breast Health portfolio of products and technology. None of the goodwill is expected to be deductible for income tax purposes.

Focal Therapeutics

On October 1, 2018, the Company completed the acquisition of Focal Therapeutics, Inc. ("Focal") for a purchase price of $120.1 million, which includes holdbacks of $14.0 million that are payable up to one year from the date of acquisition. Focal, headquartered in California, manufactures and markets its BioZorb marker, which is an implantable three-dimensional marker that helps clinicians overcome certain challenges in breast conserving surgery.

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

As part of the preliminary purchase price allocation, the Company has determined the identifiable intangible assets are developed technology, in-process research and development ("IPR&D"), and trade names. The preliminary fair value of the intangible assets has been estimated using the income approach, and the cash flow projections were discounted using rates ranging from 15.5% to 16.5%. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The weighted average life of developed technology and trade names is 11 years and 13 years, respectively. The preliminary calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The factors contributing to the recognition of the preliminary amount of goodwill are based on synergistic benefits that are expected to be realized from this acquisition. Benefits include the expectation of broadening the Company's Breast Health portfolio of products and technology. None of the goodwill is expected to be deductible for income tax purposes.

(5) Restructuring Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. In addition, the Company continually assesses its management and organizational structure. As a result of these assessments, the Company has undertaken various restructuring actions, which are described below. The following table displays charges related to these actions recorded in the fiscal 2019 year to date period (six months ended March 30, 2019) and fiscal 2018 (the year ended September 29, 2018) and a rollforward of the accrued balances from September 29, 2018 to March 30, 2019:

	Fiscal 2019 Actions	Fiscal 2018 Actions	Fiscal 2016 Actions	Total
Restructuring Charges
Fiscal 2018 charges:
Workforce reductions	$—	$11.7	$—	$11.7
Facility closure costs	—	0.9	1.6	2.5
Fiscal 2018 restructuring charges	$—	$12.6	$1.6	$14.2
Fiscal 2019 charges:
Workforce reductions	$2.3	$1.2	$—	$3.5
Facility closure costs	—	(0.2)	—	(0.2)
Fiscal 2019 restructuring charges	$2.3	$1.0	$—	$3.3

	Fiscal 2019 Actions	Fiscal 2018 Actions	Fiscal 2017 Actions	Fiscal 2016 Actions	Other	Total
Rollforward of Accrued Restructuring
Balance as of September 29, 2018	$—	$4.3	$0.8	$3.9	$0.1	$9.1
Fiscal 2019 charges	2.3	1.0	—	—	—	3.3
Severance payments and adjustments	(1.9)	(3.6)	(0.5)	—	—	(6.0)
Other payments	—	(0.5)	—	(0.9)	—	(1.4)
Balance as of March 30, 2019	$0.4	$1.2	$0.3	$3.0	$0.1	$5.0

Fiscal 2019 Actions
During the first and second quarters of fiscal 2019, the Company decided to transfer certain shared services positions to its Costa Rica facility from its Marlborough location and announced the termination of approximately 24 personnel and made other restructuring actions. The charges for these actions are being recorded pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420) for one-time termination benefits. The Company recorded restructuring expense of $1.0 million and $1.3 million in the first and second quarters of 2019, respectively. The Company expects to record approximately $0.9 million in charges in future quarters as a result of service requirements during the transition period.
Fiscal 2018 Actions
During the first, second and third quarters of fiscal 2018, the Company decided to terminate certain employees across the organization, including a corporate executive and primarily sales and marketing personnel in its Diagnostics and Medical Aesthetics reportable segments. The charges were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712) or ASC 420 depending on the employee. As such, the Company recorded severance benefits charges of $3.8 million, $1.8 million and $2.3 million in the first, second and third quarters, respectively. Included within the first quarter charge is $1.3 million related to the modification of equity awards.

During fiscal 2018, the Company finalized its decision and plan to consolidate its legacy international accounting and customer service organizations into its Manchester, UK location and eliminated these positions in Belgium, France, Italy, Spain and Germany. This transition was completed in the first quarter of fiscal 2019 and these employees were terminated. During fiscal 2018, the Company recorded $2.2 million for severance benefits pursuant to both ASC 712 and ASC 420 depending on the legal requirements on a country by country basis. The Company recorded an additional $0.8 million in fiscal 2019 for the remaining pro-rata charges.

During the third quarter of fiscal 2018, the Company decided to close its Hicksville, New York facility where it manufactured certain Cynosure products. In connection with this plan, certain employees, primarily in manufacturing, were terminated. The employees were notified of termination and related benefits in the third quarter of fiscal 2018, and the Company recorded these charges pursuant to ASC 420. Employees were required to remain employed during this transition period and charges were recorded ratably over the required service period. The Company recorded a total of $0.5 million in severance benefits charges in fiscal 2018. The Company recorded an additional $0.3 million in the first quarter of fiscal 2019 for the remaining pro-rata charges and this action was completed in January 2019.

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

(6) Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	March 30, 2019	September 29, 2018
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$18.7	$74.7
Revolver	85.0	300.0
Securitization Program	207.0	225.0
Total current debt obligations	$310.7	$599.7
Long-term debt obligations, net of debt discount and deferred issuance costs:
Term Loan	1,469.9	1,376.3
2025 Senior Notes	936.3	935.2
2028 Senior Notes	393.5	393.1
Total long-term debt obligations	$2,799.7	$2,704.6
Total debt obligations	$3,110.4	$3,304.3
2018 Amended and Restated Credit Agreement
On December 17, 2018, the Company and certain of its subsidiaries refinanced its term loan and revolving credit facility by entering into an Amended and Restated Credit and Guaranty Agreement as of December 17, 2018 (the "2018 Credit Agreement") with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders. The 2018 Credit Agreement amended and restated the Company's prior credit and guaranty agreement as of October 3, 2017 ("2017 Credit Agreement").

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

The Company initially borrowed $350 million under the 2018 Amended Revolver. This initial borrowing, together with the net proceeds of the 2018 Amended Term Loan, were used to repay the amounts outstanding under the term loan and revolving credit facility under the 2017 Credit Agreement.

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

The Company is required to make scheduled principal payments under the 2018 Amended Term Loan in increasing amounts ranging from $9.375 million per three-month period commencing with the three-month period ending on December 27, 2019 to $28.125 million per three-month period commencing with the three-month period ending on December 29, 2022 and ending on September 29, 2023. The remaining balance of the 2018 Amended Term Loan after the scheduled principal payments, which is $1.2 billion as of March 30, 2019, and any amounts outstanding under the 2018 Amended Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the 2018 Credit Agreement, the Company may be required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances and insurance recoveries (subject to certain reinvestment rights). These mandatory prepayments are required to be applied by the Company, first, to the 2018 Amended Term Loan, second, to any outstanding amount under any Swing Line Loans, third, to the 2018 Amended Revolver, fourth to prepay any outstanding reimbursement obligations with respect to Letters of Credit and fifth, to cash collateralize any Letters of Credit. Subject to certain limitations, the Company may voluntarily prepay any of the 2018 Credit Facilities without premium or penalty.

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

Borrowings are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Company, with certain exceptions. For example, borrowings under the 2018 Credit Agreement are not secured by those accounts receivable that are transferred to the special purpose entity under the Company's Accounts Receivable Securitization program. The 2018 Credit Agreement contains total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter. The total net leverage ratio covenant was 5.00:1.00 beginning on the Company's fiscal quarter ended December 29, 2018, and remains as such until it decreases to 4.50:1.00 for the quarter ending June 25, 2022. The interest coverage ratio covenant was 3.75:1.00 beginning on the Company's fiscal quarter ended December 29, 2018, and remains as such for each quarter thereafter. The total net leverage ratio is defined as the ratio of the Company's consolidated net debt as of the quarter end to its consolidated adjusted EBITDA (as defined in the 2018 Credit Agreement) for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of the Company's consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on the measurement date to adjusted consolidated cash interest expense (as defined in the 2018 Credit Agreement) for the same measurement period. The Company was in compliance with these covenants as of March 30, 2019.

The Company evaluated the 2018 Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified embedded derivatives that required bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives were a default provision, which could require additional interest payments, and a provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company determined that the fair value of these embedded derivatives was nominal as of March 30, 2019.

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

Interest expense, weighted average interest rate, and interest rate at the end of period under the 2018 and 2017 Credit Agreements in fiscal 2019, and the 2017 Credit Agreement in fiscal 2018 were as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Interest expense	$16.8	$13.8	$35.5	$26.2
Weighted average interest rate	3.86%	3.08%	3.84%	2.96%
Interest rate at end of period	3.87%	3.38%	3.87%	3.38%

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

Interest expense for the 2028 Senior Notes, 2025 Senior Notes and 2022 Senior Notes is as follows:

		Three Months Ended		Six Months Ended
		March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
	Interest Rate	Interest Expense	Interest Expense	Interest Expense	Interest Expense
2028 Senior Notes	4.625%	$4.8	$3.7	$9.6	$3.7
2025 Senior Notes	4.375%	10.9	9.4	21.8	12.9
2022 Senior Notes	5.250%	—	7.1	—	21.1
Total		$15.7	$20.2	$31.4	$37.7

Accounts Receivable Securitization Program

Effective April 18, 2019, the Company entered into an amendment to extend the Securitization Program an additional year to April 17, 2020. Under the amendment, the maximum borrowing amount increased to $250.0 million. As a result, on April 26, 2019, the Company borrowed an additional $43.0 million increasing the borrowed amount to the $250.0 million maximum allowed. These additional borrowings were used to to pay down the 2018 Amended Revolver in the same amount.

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
During the second quarter of fiscal 2019, the Company entered into new separate interest rate cap agreements with multiple counter-parties to extend the expiration date of its hedges by an additional year. The aggregate premium paid for these interest cap agreements was $1.5 million, which was the initial fair value of the instruments recorded in the Company’s financial statements.
The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR-based borrowings under its Prior Credit Agreement and Amended and Restated Credit Agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal, which ended on December 28, 2018 for the contracts entered into in fiscal 2017, and which will end on December 27, 2019 and December 23, 2020 for the interest rate cap agreements entered into in fiscal 2018 and fiscal 2019, respectively.
As of March 30, 2019, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial, and all changes in the fair value of the interest rate caps were recorded in the Consolidated Statements of Comprehensive Income as a component of AOCI.

During the three and six months ended March 30, 2019 and March 31, 2018, the Company reclassified $0.5 million and $1.2 million, respectively and $0.3 million and $2.6 million, respectively, from AOCI to the Consolidated Statements of Operations related to the interest rate cap agreements. The Company expects to similarly reclassify a loss of approximately $3.6 million from AOCI to the Consolidated Statements of Operations in the next twelve months.
The aggregate fair value of these interest rate caps was $2.9 million and $7.7 million at March 30, 2019 and September 29, 2018, respectively, and is included in Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet. Refer to Note 3 “Fair Value Measurements” above for related fair value disclosures.
Forward Foreign Currency Contracts
The Company enters into forward foreign currency exchange contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar, the Chinese Yuan and the Japanese Yen. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. The Company has not elected hedge accounting for any of the forward foreign currency contracts it has executed; however, the Company may seek to apply hedge accounting in future scenarios. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net. During the three and six months ended March 30, 2019, the Company recorded net realized gains of $1.8 million and $3.5 million, respectively, from settling forward foreign currency contracts and net unrealized loss of $1.4 million and net realized gain of $2.0 million, respectively, on the mark-to-market for its outstanding forward foreign currency contracts. During the three and six months ended March 31, 2018, the Company recorded net realized losses of $2.1 million and $2.3 million, respectively, from settling forward foreign currency contracts and unrealized losses of $1.7 million and $0.2 million, respectively, on the mark-to-market for its outstanding forward foreign currency contracts.
As of March 30, 2019, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar of forecasted transactions denominated in the Euro, UK Pound, Australian dollar, Canadian Dollar, Chinese Yuan and Japanese Yen with an aggregate notional amount of $150.7 million.
Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of March 30, 2019:

	Balance Sheet Location	March 30, 2019	September 29, 2018
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap agreements	Prepaid expenses and other current assets	$1.8	$6.0
Interest rate cap agreements	Other assets	1.1	1.7
		$2.9	$7.7

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$5.8	$3.2

Liabilities:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$0.9	$0.2

The following table presents the unrealized (loss) gain recognized in AOCI related to the interest rate caps for the following reporting periods:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Amount of (loss) gain recognized in other comprehensive income, net of taxes:
Interest rate cap agreements	$(1.5)	$0.7	$(5.4)	$(3.6)
The following table presents the adjustment to fair value (realized and unrealized) recorded within Other income (expense), net in the Consolidated Statements of Operations for derivative instruments for which the Company did not elect hedge accounting:

Derivatives not classified as hedging instruments	Amount of Gain (Loss) Recognized in Income
	Three Months Ended March 30, 2019	Three Months Ended March 31, 2018	Six Months Ended March 30, 2019	Six Months Ended March 31, 2018
Forward foreign currency contracts	$0.4	$(3.8)	$5.5	$(2.5)

(8) Commitments and Contingencies
Litigation and Related Matters

On November 6, 2015, the Company filed a suit against Minerva Surgical, Inc. (“Minerva”) in the United States District Court for the District of Delaware, alleging that Minerva’s endometrial ablation device infringes U.S. Patent 6,872,183 (the '183 patent), U.S. Patent 8,998,898 and U.S. Patent 9,095,348 (the '348 patent). On January 25, 2016, the Company amended the complaint to include claims against Minerva for unfair competition, deceptive trade practices and tortious interference with business relationships. On February 5, 2016, the Company filed a second amended complaint to additionally allege that Minerva’s endometrial ablation device infringes U.S. Patent 9,247,989 (the '989 patent). On March 4, 2016, Minerva filed an answer and counterclaims against the Company, seeking declaratory judgment on the Company’s claims and asserting claims against the Company for unfair competition, deceptive trade practices, interference with contractual relationships, breach of contract and trade libel. On June 2, 2016, the Court denied the Company’s motion for a preliminary injunction on its patent claims and denied Minerva’s request for preliminary injunction related to the Company’s alleged false and deceptive statements regarding the Minerva product. On June 28, 2018, the Court granted the Company's summary judgment motions on infringement and no invalidity with respect to the ‘183 and ‘348 patents. The Court also granted the Company’s motion for summary judgment on assignor estoppel, which bars Minerva’s invalidity defenses or any reliance on collateral findings regarding invalidity from inter partes review proceedings. The Court also denied all of Minerva’s defenses, including its motions for summary judgment on invalidity, non-infringement, no willfulness, and no unfair competition. On July 27, 2018, after a two-week trial, a jury returned a verdict that: (1) awarded the Company $4.8 million in damages for Minerva’s infringement; (2) found that Minerva’s infringement was not willful; and (3) found for the Company regarding Minerva’s counterclaims. Damages will continue to accrue until Minerva ceases its infringing conduct. On February 26, 2019, the Court held a hearing regarding the parties' post-trial motions, including the Company's motion for a permanent injunction seeking to prohibit Minerva from selling infringing devices, all of which remain pending. On March 4, 2016, Minerva filed two petitions at the USPTO for inter partes review of the '348 patent. On September 12, 2016, the PTAB declined both petitions to review patentability of the ‘348 patent. On April 11, 2016, Minerva filed a petition for inter partes review of the '183 patent. On October 6, 2016, the PTAB granted the petition and instituted a review of the '183 patent. On December 15, 2017, the PTAB issued a final written decision invalidating all claims of the ‘183 patent. On February 9, 2018 the Company appealed this decision to the United States Court of Appeals for the Federal Circuit ("Court of Appeals"). On April 19, 2019, the Court of Appeals affirmed the PTAB's final written decision regarding the '183 patent.

On April 11, 2017, Minerva filed suit against the Company and Cytyc Surgical Products, LLC (“Cytyc”) in the United States District Court for the Northern District of California alleging that the Company’s and Cytyc’s NovaSure ADVANCED endometrial ablation device infringes Minerva’s U.S. patent 9,186,208. Minerva is seeking a preliminary and permanent injunction against the Company and Cytyc from selling this NovaSure device as well as enhanced damages and interest, including lost profits, price erosion and/or royalty. On January 5, 2018, the Court denied Minerva's motion for a preliminary injunction. On February 2, 2018, at the parties’ joint request, this action was transferred to the District of Delaware. On January

23, 2019, the Court held a claim construction hearing on disputed terms in the patent, and the final ruling remains pending. Trial is scheduled for July 20, 2020. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On January 30, 2012 and March 6, 2012, Enzo Life Sciences, Inc. ("Enzo") filed suit against the Company and its subsidiary, Gen-Probe Incorporated ("Gen-Probe"), in the United States District Court for the District of Delaware, alleging that certain of Gen-Probe’s diagnostics products, including products that incorporate Gen-Probe’s hybridization protection assay technology (HPA), infringe Enzo’s U.S. patent 6,992,180 (the '180 patent). On July 16, 2012, Enzo amended its complaint to include additional products that include HPA or TaqMan reagent chemistry. Both complaints sought preliminary and permanent injunctive relief and unspecified damages. On June 28, 2017, in ruling on the Company’s motion for summary judgment, the Court held that the '180 patent was invalid for nonenablement. On August 18, 2017, Enzo filed a notice of appeal with the Court of Appeals for the Federal Circuit. Oral argument in the appeal took place on January 7, 2019. On April 16, 2019, Enzo and the Company entered into a Settlement and License Agreement, along with Grifols Diagnostics Solutions Inc. and Grifols, S.A. (collectively “Grifols"), to resolve all litigation among them. Under the Settlement Agreement, Enzo granted the Company and Grifols a fully-paid up, royalty-free, non-exclusive and non-transferable (except in certain limited circumstances) world-wide license regarding the '180 patent. Enzo also granted the Company and Grifols a covenant not to sue on certain products, as defined in the Agreement. In exchange, the Company and Grifols agreed to pay Enzo $10.5 million and $3.5 million, respectively, for a total amount of $14 million. The Company recorded the $10.5 million charge in the second quarter of fiscal 2019.

On March 27, 2015, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware, alleging that certain additional Company molecular diagnostic products also infringe the '180 patent. The complaint further alleges that certain of the Company’s molecular diagnostic products using target capture technology infringe Enzo’s U.S. Patent 7,064,197 (the '197 patent). On June 11, 2015, this matter was stayed pending the resolution of summary judgment motions in the other related suits involving the '197 patent. On March 30, 2016, the Company petitioned for inter partes review of the '197 patent at the USPTO. The USPTO instituted the two inter partes reviews on all challenged claims on October 4, 2016. On September 28 and October 2, 2017, the PTAB issued final written decisions in the two inter partes reviews finding that all of the challenged claims of the '197 patent are unpatentable. On November 29, 2017, Enzo appealed the PTAB decisions to the United States Court of Appeals for the Federal Circuit, which appeals remain pending. Enzo, the Company and Grifols agreed to resolve all litigation among them, including matters involving the '197 patent, pursuant to the Settlement Agreement described above.

On October 3, 2016, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware, alleging that products employing the Company's proprietary target capture technologies infringe U.S. Patent 6,221,581 (the '581 patent). The Court granted Enzo’s motion to file an amended complaint adding Grifols Diagnostic Solutions Inc. and Grifols, S.A. (“Grifols”) as parties on November 9, 2017. On October 4, 2017, the Company filed for inter partes review of the ‘581 patent with the USPTO based on Enzo’s asserted claims. On April 18, 2018, the USPTO denied the Company’s petition for inter partes review. On May 18, 2018, the Company filed a request for rehearing of the USPTO denial order, which was denied. On October 15, 2018, the Court issued a Memorandum Opinion and Order regarding claim construction of the '581 patent, ruling in favor of the Company and Grifols on nearly all disputed claim terms. On November 5, 2018, the Court entered final judgment in favor of the Company and Grifols following the filing of a Joint Stipulation of Noninfringement. On November 28, 2018, Enzo filed a notice of appeal with the Court of Appeals for the Federal Circuit, which appeal remains pending. Enzo, the Company and Grifols agreed to resolve all litigation among them, including matters involving the '581 patent, pursuant to the Settlement Agreement described above.

On February 3, 2017, bioMérieux, S.A. and bioMérieux, Inc. (collectively “bioMérieux”) filed suit against the Company in the United States District Court for the Middle District of North Carolina ("MDNC"), alleging that the Company’s HIV products, including blood screening products previously manufactured by the Company for its former blood screening partner Grifols Diagnostic Solutions Inc. ("Grifols USA"), infringe U.S. Patent Nos. 8,697,352 and 9,074,262. On January 3, 2018, the MDNC Court granted the parties’ consent motion to transfer the case to Delaware. On May 31, 2018, the Company filed a motion to sever and stay their arbitrable license defense. On January 31, 2019, the Court held a claim construction hearing on disputed terms in the patents, and the ruling remains pending. Trial is scheduled for February 18, 2020. The Company filed petitions for inter partes review of the asserted patents on February 6, 2018. The USPTO denied the Company’s petitions for inter partes review in August and September, 2018. The Company filed requests for rehearing of the denial orders, which requests were denied. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or range of estimates, of potential losses.

On July 27, 2016, plaintiff ARcare, Inc., individually and as putative representative of a purported nationwide class, filed a complaint against Cynosure. The plaintiff alleges that Cynosure violated the Telephone Consumer Protection Act by: (i) sending fax advertisements that did not comply with statutory and Federal Communications Commission requirements that senders provide recipients with certain information about how to opt out from receiving faxed advertisements in the future; and (ii) sending unsolicited fax advertisements. The complaint sought damages, declaratory and injunctive relief, and attorneys’ fees on behalf of a purported class of all recipients of purported fax advertisements that the plaintiff alleges did not receive an adequate opt-out notice. On September 30, 2016, Cynosure answered the complaint and denied liability. On September 7, 2016, the plaintiff sent a demand letter seeking a class settlement for statutory damages under Massachusetts General Laws, Chapter 93A § 9 (“Chapter 93A”). On October 7, 2016, Cynosure responded denying any liability under Chapter 93A, but offering the plaintiff statutory damages of $25 on an individual basis. In March 2017, Cynosure and ARcare entered into a settlement agreement, subject to court approval, which requires Cynosure to pay settlement compensation of $8.5 million notwithstanding the number of claims filed. If approved, Cynosure would receive a full release from the settlement class concerning the conduct alleged in the complaint. On March 14, 2019, the Court entered an order providing preliminary approval of the settlement. A final approval hearing has been scheduled for July 11, 2019. As a result of the settlement agreement, Cynosure recorded a charge of $9.2 million, in the period ended December 31, 2016, which continues to be accrued as of March 30, 2019.

On June 26 and 28, 2017, the Company filed suit against FUJIFILM Corp., FUJIFILM Medical Systems USA, Inc., and FUJIFILM Techno Products Co., Ltd. (collectively “Fujifilm”) in the United States District Court for the District of Connecticut and the United States International Trade Commission (“ITC”), respectively, alleging that Fujifilm’s Aspire Cristalle mammography system infringes U.S. Patent Nos. 7,831,296; 8,452,379; 7,688,940; and 7,986,765. The Company seeks preliminary and permanent injunctions and an exclusion order against Fujifilm from making, using, selling, offering for sale, or importing into the United States allegedly infringing product and also seeks enhanced damages and interest. A hearing was held at the ITC before an Administrative Law Judge (“ALJ”) from April 9, 2018 to April 13, 2018. On July 26, 2018, the ALJ issued an initial determination finding that Fujifilm infringed all of the patents brought to trial and rejected Fujifilm’s defenses against these patents. The ALJ recommended an exclusion order that prevents the importation of infringing Fujifilm products into the United States, as well as a cease-and-desist order preventing the further sale and marketing of infringing Fujifilm products in the United States. On January 25, 2019, the parties entered into a Patent Cross License and Settlement Agreement to resolve all litigation among the parties. Under the agreement, in consideration of the licenses, releases, non-asserts and other immunities that the parties granted to each other, Fujifilm agreed to pay the Company an upfront fee and an ongoing royalty related to the sale of Fujifilm’s mammography system. The execution of the settlement agreement was not material to the Company's results of operations for the second quarter of fiscal 2019.

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

(9) Net Loss Per Share
A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Basic weighted average common shares outstanding	269,235	277,114	269,913	276,985
Weighted average common stock equivalents from assumed exercise of stock options and issuance of stock units	—	—	—	—
Incremental shares from Convertible Notes premium	—	—	—	—
Diluted weighted average common shares outstanding	269,235	277,114	269,913	276,985
Weighted-average anti-dilutive shares related to:
Outstanding stock options and stock units	4,031	5,079	4,578	4,890
Convertible notes	—	1,079	—	1,406
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

(10) Stock-Based Compensation
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Cost of revenues	$2.0	$2.5	$4.0	$4.7
Research and development	2.7	2.9	5.4	5.4
Selling and marketing	2.7	2.5	5.4	5.4
General and administrative	10.1	11.6	19.8	19.1
Restructuring	—	—	—	1.3
	$17.5	$19.5	$34.6	$35.9
The Company granted options to purchase 0.9 million and 1.7 million shares of the Company's common stock during the six months ended March 30, 2019 and March 31, 2018, respectively, with weighted-average exercise prices of $41.25 and $40.76, respectively. There were 6.0 million options outstanding at March 30, 2019 with a weighted-average exercise price of $34.47.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Risk-free interest rate	3.0%	2.1%	3.0%	2.1%
Expected volatility	34.3%	35.3%	34.3%	35.3%
Expected life (in years)	4.8	4.7	4.8	4.7
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$15.33	$12.53	$13.50	$12.98
The Company granted 0.9 million and 0.8 million restricted stock units (RSUs) during the six months ended March 30, 2019 and March 31, 2018, respectively, with weighted-average grant date fair values of $41.11 and $40.75 per unit, respectively. In addition, the Company granted 0.1 million and 0.4 million performance stock units (PSUs) during the six months ended March 30, 2019 and March 31, 2018, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $40.97 and $40.86 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company is recognizing compensation expense ratably over the required service period based on its estimate of the number of shares that will vest. If there is a change in the estimate of the number of shares that are probable of vesting, the Company cumulatively adjusts compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million and 0.3 million market based awards (MSUs) to its senior management team during the six months ended March 30, 2019 and March 31, 2018, respectively. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $55.13 and $49.45 per share using the Monte Carlo simulation model. The Company is recognizing compensation expense for the MSUs ratably over the service period. At March 30, 2019, there was 2.7 million in aggregate RSUs, PSUs and MSUs outstanding.
At March 30, 2019, there was $29.6 million and $82.2 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, PSUs and MSUs), respectively, to be recognized over a weighted-average period of 2.7 and 2.1 years, respectively.

(11) Other Balance Sheet Information

	March 30, 2019	September 29, 2018
Inventories
Raw materials	$162.8	$134.9
Work-in-process	55.0	52.1
Finished goods	225.6	197.1
	$443.4	$384.1

Property, plant and equipment
Equipment	$386.8	$380.3
Equipment under customer usage agreements	422.9	399.6
Building and improvements	189.4	188.3
Leasehold improvements	64.3	63.0
Land	46.3	46.3
Furniture and fixtures	17.5	16.8
	1,127.2	1,094.3
Less – accumulated depreciation and amortization	(657.5)	(616.1)
	$469.7	$478.2
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

Identifiable assets for the five principal operating segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its five reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three and six months ended March 30, 2019 and March 31, 2018. Segment information is as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Total revenues:
Diagnostics	$296.7	$279.7	$593.3	$564.3
Breast Health	321.5	300.1	646.2	588.1
Medical Aesthetics	73.8	85.5	153.6	176.8
GYN Surgical	102.2	99.4	210.6	206.9
Skeletal Health	24.2	24.6	45.4	44.3
	$818.4	$789.3	$1,649.1	$1,580.4
Income (loss) from operations:
Diagnostics	$31.1	$34.2	$74.4	$70.7
Breast Health	99.0	101.5	196.8	191.2
Medical Aesthetics	(473.9)	(760.1)	(499.1)	(783.1)
GYN Surgical	20.5	17.9	47.6	48.2
Skeletal Health	0.1	2.3	(2.4)	2.9
	$(323.2)	$(604.2)	$(182.7)	$(470.1)
Depreciation and amortization:
Diagnostics	$61.6	$64.1	$123.4	$128.8
Breast Health	8.9	5.5	18.2	10.4
Medical Aesthetics	25.1	27.0	50.6	55.5
GYN Surgical	21.9	22.8	43.9	45.7
Skeletal Health	0.1	0.1	0.3	0.3
	$117.6	$119.5	$236.4	$240.7
Capital expenditures:
Diagnostics	$16.0	$14.0	$30.4	$25.9
Breast Health	4.7	3.8	6.8	7.3
Medical Aesthetics	3.4	3.5	4.5	5.1
GYN Surgical	3.1	3.3	6.6	5.7
Skeletal Health	0.3	0.1	0.6	0.8
Corporate	1.8	2.3	3.0	4.0
	$29.3	$27.0	$51.9	$48.8

	March 30, 2019	September 29, 2018
Identifiable assets:
Diagnostics	$2,364.4	$2,442.9
Breast Health	1,131.3	972.4
Medical Aesthetics	432.0	913.3
GYN Surgical	1,373.7	1,414.9
Skeletal Health	32.7	30.3
Corporate	1,191.2	1,457.1
	$6,525.3	$7,230.9

The reduction in identifiable assets for the Medical Aesthetics reportable segment was due to the Company recording an impairment charge of $443.8 million in the second quarter of fiscal 2019 (see Note 14).
The Company had no customers that represented greater than 10% of consolidated revenues during the three and six months ended March 30, 2019 and March 31, 2018.
The Company operates in the major geographic areas noted in the below chart. Revenue data is based upon customer location. Other than the United States, no single country accounted for more than 10% of consolidated revenues. The Company’s sales in Europe are predominantly derived from France, Germany and the United Kingdom. The Company’s sales in Asia-Pacific are predominantly derived from China, Australia and Japan. The “Rest of World” designation includes Canada, Latin America and the Middle East.
Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
United States	75.1%	74.5%	75.0%	75.0%
Europe	12.5%	12.6%	12.3%	12.0%
Asia-Pacific	7.9%	7.9%	8.1%	8.3%
Rest of World	4.5%	5.0%	4.6%	4.7%
	100.0%	100.0%	100.0%	100.0%
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

The Company’s effective tax rate for the three and six months ended March 30, 2019 was a benefit of 22.9% and 30.2%, respectively, compared to a benefit of 1.4% and 53.8% for the corresponding periods in the prior year. For the three months ended March 30, 2019, the effective tax rate differed from the statutory rate primarily due to the impact of the Medical Aesthetics impairment charge and earnings in jurisdictions subject to lower tax rates. For the six months ended March 30, 2019, the effective tax rate differed from the statutory tax rate primarily due to the effect of the Medical Aesthetics impairment charge, earnings in jurisdictions subject to lower tax rates, a $19.2 million discrete benefit related to an internal restructuring, and finalizing the impact of the enactment of the Tax Cuts and Jobs Act (the "Act") in the first quarter of fiscal 2019.

For the three months ended March 31, 2018, the effective tax rate differed from the statutory tax rate primarily due to the operating loss resulting from the goodwill impairment charge recorded in the second quarter of fiscal 2018, substantially all of which was non-deductible. For the six months ended March 31, 2018, the effective tax rate differed from the statutory tax rate primarily due to the year-to-date operating loss resulting from the goodwill impairment charge recorded in the second quarter of fiscal 2018, substantially all of which was non-deductible, and the favorable impact of the Act enacted on December 22, 2017.

Tax Reform

The Act, which was enacted on December 22, 2017 (the first quarter of fiscal 2018), significantly revised the U.S. system of corporate taxation by, among other things, lowering the U.S. corporate income tax rate from 35% to 21%, implementing a new international tax system, broadening the tax base and imposing a tax on deemed repatriated earnings of foreign subsidiaries.

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

As of December 29, 2018, the Company completed its accounting for the tax effects of enactment of the Act. As described below, the Company completed its calculation of the effects on its existing deferred tax balances and the one-time transition tax, and recognized a final net benefit amount of $341.2 million, which is included as a component of income tax expense. At March 31, 2018, the Company had not completed its accounting for the tax effects of enactment of the Act; however, the Company had made a reasonable estimate of the effects on its existing deferred tax balances and the onetime transition tax, and recognized a provisional net benefit of $327.0 million, which was included in income tax expense as of March 31, 2018. This estimate was updated as September 29, 2018 and the Company recorded a net benefit of $346.2 million in fiscal 2018. The benefit reduction of $5.0 million recorded in the three months ended December 29, 2018 primarily related to credit utilization limitations and executive compensation deduction disallowances resulting from the completion of computations reflecting the effects of clarifying guidance issued by the U.S. Treasury during the quarter.

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

Foreign tax effects: The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P) which were previously deferred from U.S. income taxes. The Company finalized its calculation of the total post-1986 foreign E&P for these foreign subsidiaries resulting in no cumulative net income tax expense related to the one-time transition tax.

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

The Company was required to account for the internal restructuring discussed above under ASU 2016-16 and recorded a $29.5 million increase to income tax expense and income tax liabilities and a decrease of $48.7 million to deferred tax expense and net deferred tax liabilities for the six months ended March 30, 2019. The net result is an increase to net income of $19.2 million, or an earnings per share increase of $0.07.

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

(14) Intangible Assets and Goodwill
Intangible assets consisted of the following:

Description	As of March 30, 2019		As of September 29, 2018
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,285.8	$2,666.8	$4,573.3	$2,505.8
In-process research and development	14.3	—	5.5	—
Customer relationships	545.5	444.8	556.5	428.1
Trade names	283.7	184.6	312.5	175.0
Distribution agreement	24.2	10.6	42.0	8.0
Non-competition agreements	1.5	0.7	1.5	0.5
Business licenses	2.4	2.3	2.4	2.2
Total acquired intangible assets	$5,157.4	$3,309.8	$5,493.7	$3,119.6

Internal-use software	56.9	48.6	58.5	49.3
Capitalized software embedded in products	24.5	5.6	19.6	4.3
Total intangible assets	$5,238.9	$3,364.0	$5,571.8	$3,173.2
During the second quarter of fiscal 2019, one of the in-process research and development projects acquired in the Faxitron acquisition, valued at $2.6 million, was completed and reclassified to developed technology.
The estimated remaining amortization expense of the Company's acquired intangible assets as of March 30, 2019 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2019	$177.1
Fiscal 2020	$350.1
Fiscal 2021	$328.8
Fiscal 2022	$317.9
Fiscal 2023	$220.2

Medical Aesthetics Impairment

During the second quarter of fiscal 2019, in connection with commencing its company-wide annual budgeting and strategic planning process as well as evaluating the current operating performance of its Medical Aesthetics reporting unit (comprised solely of the Cynosure business), the Company reduced its short term and long term revenue and operating income forecasts. The updated forecast reflects reduced volume and market penetration projections primarily in the Body Contouring business due to increased competition in the non-invasive fat reduction category, and lower Women's Health product sales primarily from reduced sales volume of the MonaLisa Touch device, which the Company believes is primarily driven by the FDA's public letter in the fourth quarter of fiscal 2018 challenging various medical aesthetics companies marketing of devices for so called "vaginal rejuvenation" procedures relative to their FDA approvals. As a result of the revised forecasts in the second quarter of fiscal 2019, the Company determined indicators of impairment existed and performed an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant, and Equipment - Overall, to determine if the cash flows expected to be generated by this asset group over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset group, which was determined to be at the reporting unit level. Based on this analysis, which included evaluating various cash flow scenarios, the undiscounted cash flows were not sufficient to recover the carrying value of the asset group. As a result, the Company was required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value, the Company utilized the income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on the Company's most recent strategic plan and for periods beyond the strategic plan, the Company's estimates are based on assumed growth rates expected as of the measurement date. The Company believes its assumptions are consistent with the plans and estimates that a market participant would use to manage the business. The discount rate used is intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the asset group. The Company used a discount rate of 11.0%. As a result of this analysis, the fair value of the Medical Aesthetics asset group was below its carrying value, and the Company recorded an impairment charge of $443.8 million during the second quarter of fiscal 2019. The impairment charge has been allocated to the long-lived assets as follows: $373.3 million to developed technology, $14.4 million to customer relationships, $31.5 million to trade names, $17.8 million to distribution agreements and $6.8 million to equipment. The Company believes its assumptions used to determine the fair value of the asset group are reasonable. Actual operating results and the related cash flows of the asset group could differ from the estimated operating results and related cash flows. In the event the asset group does not meet its forecasted projections, additional impairment charges could be recorded in the future.

In connection with this analysis, the Company also re-evaluated the remaining useful lives of intangible assets acquired in the Cynosure acquisition and shortened the lives of certain assets.

Goodwill
During the second quarter of fiscal 2018, in connection with commencing its company-wide annual budgeting and strategic planning process, evaluating its current operating performance of its Medical Aesthetics reporting unit, and abandoning an in-process research and development project, the Company reduced its short term and long term revenue and operating income forecasts and determined that indicators of impairment existed in its Medical Aesthetics reporting unit. The updated forecast reflects significantly reduced volume and market penetration projections resulting in lower short-term and long-term profitability than expected at the time of the Cynosure acquisition. As a result of those current events and circumstances at that time, the Company determined that it was more likely than not that this change would reduce the fair value of the reporting unit below its carrying amount. In performing the impairment test, the Company utilized the single step approach under Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). The Goodwill impairment test requires a comparison of the carrying value of the Medical Aesthetics reporting unit to its estimated fair value. To estimate the fair value of the reporting unit, the Company utilized a DCF analysis. The forecasted cash flows were based on the Company's most recent budget and strategic plan and for periods beyond the strategic plan, the Company's estimates were based on assumed growth rates expected as of the measurement date. The Company believed its assumptions were consistent with the plans and estimates used to manage the underlying business. The basis of fair value for Medical Aesthetics assumed the reporting unit would be purchased or sold in a non-taxable transaction, and the discount rate of 12.0% applied to the after-tax cash flows was consistent with that used in the purchase accounting performed in fiscal 2017. As a result of this analysis, the fair value of the Medical Aesthetic reporting unit was significantly below its carrying value, and the Company recorded a goodwill impairment charge of $685.7 million during the second quarter of fiscal 2018. This reporting unit now has a goodwill value of zero. The Company believes its assumptions used to determine the fair value of the reporting unit were reasonable. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.
During the second quarter of fiscal 2018, due to the presence of impairment indicators, the Company also performed an impairment test of this reporting unit’s long-lived assets. This impairment evaluation was based on expectations of future undiscounted cash flows compared to the carrying value of the long-lived assets. The Company’s cash flow estimates were consistent with those used in the goodwill impairment test discussed above. Based on this analysis, the undiscounted cash flows of the Medical Aesthetics long-lived assets were in excess of their carrying value and thus deemed to not be impaired. The Company believes its procedures for estimating future cash flows were reasonable and consistent with market conditions at the time of estimation.

(15) Product Warranties
Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Six Months Ended:
March 30, 2019	$15.9	$5.4	$(6.9)	$14.4
March 31, 2018	$17.0	$8.4	$(9.6)	$15.8
(16) Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated balances of other comprehensive loss for the periods presented:

	Three Months Ended March 30, 2019				Six Months Ended March 30, 2019
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Total	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(29.8)	$(1.1)	$(1.0)	$(31.9)	$(26.6)	$(1.1)	$2.2	$(25.5)
Other comprehensive income (loss) before reclassifications	2.4	—	(1.5)	0.9	(0.8)	—	(5.4)	(6.2)
Amounts reclassified to statement of income	—	—	0.5	0.5	—	—	1.2	1.2
Ending Balance	$(27.4)	$(1.1)	$(2.0)	$(30.5)	$(27.4)	$(1.1)	$(2.0)	$(30.5)

	Three Months Ended March 31, 2018				Six Months Ended March 31, 2018
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Total	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(13.0)	$(1.0)	$2.3	$(11.7)	$(18.5)	$(0.4)	$(1.6)	$4.3	$(16.2)
Other comprehensive income (loss) before reclassifications	10.1	—	0.7	10.8	15.6	—	0.6	(3.6)	12.6
Amounts reclassified to statement of income	—	—	0.3	0.3	—	0.4	—	2.6	3.0
Ending Balance	$(2.9)	$(1.0)	$3.3	$(0.6)	$(2.9)	$—	$(1.0)	$3.3	$(0.6)

(17) Share Repurchase
On June 13, 2018, the Board of Directors authorized a share repurchase plan to repurchase up to $500.0 million of the Company's outstanding common stock. This share repurchase plan was effective August 1, 2018 and expires on June 13, 2023. Under this authorization, during the first half of fiscal 2019, the Company repurchased 3.7 million shares of its common stock for a total consideration of $150.1 million. As of March 30, 2019, $261.5 million remained under this authorization.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values (e.g. cost method investments), however, the exception requires the Company to consider relevant transactions that can be reasonably known to identify any observable price changes that would impact the fair value. This guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. This guidance is effective for annual periods beginning after December 15, 2017, and is applicable to the Company in fiscal 2019. The adoption of ASU 2016-01 did not have a material effect on the Company's consolidated financial statements.

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
Our Breast Health products include a broad portfolio of solutions for breast cancer care for radiology, pathology and surgery. These solutions include breast imaging and analytics, such as our 2D and 3D mammography systems and reading workstations, minimally invasive breast biopsy guidance systems and devices, breast biopsy site markers and localization, specimen radiology, ultrasound and connectivity solutions. Our most advanced breast imaging platform, Selenia Dimensions and 3Dimensions, utilizes a technology called tomosynthesis to produce 3D images that show multiple contiguous slice images of the breast, which we refer to as the Genius 3D Mammography exam, as well as conventional 2D full field digital mammography images. Our clinical results for FDA approval demonstrated that conventional 2D digital mammography with the addition of 3D tomosynthesis is superior to 2D digital mammography alone for both screening and diagnostics for women of all ages and breast densities. In addition, through our recent acquisitions of Faxitron and Focal we have expanded our product portfolio to include breast conserving surgery products.
Our Medical Aesthetics segment offers a portfolio of aesthetic treatment systems, including SculpSure, PicoSure and MonaLisa Touch, that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, reduce fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus, ablate sweat glands and improve gynecologic health. This segment also markets our TempSure radio frequency, or RF, energy sourced platform that offers both non-surgical and surgical aesthetic treatments and procedures.
Our GYN Surgical products include our NovaSure Endometrial Ablation System, or NovaSure, and our MyoSure Hysteroscopic Tissue Removal System, or MyoSure, as well as our Fluent Fluid Management system, or Fluent. The NovaSure portfolio is comprised of the NovaSure CLASSIC and NovaSure ADVANCED devices and involves a trans-cervical procedure for the treatment of abnormal uterine bleeding. The MyoSure suite of devices offers four options to provide incision-less removal of fibroids, polyps, and other pathology within the uterus. The Fluent system is a fluid management system that provides liquid distention during diagnostic and operative hysteroscopic procedures.
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
Trademark Notice
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 3Dimensions, 3D Mammography, 3D Performance, Affirm Prone, Aptima, ATEC, BioZorb, Brevera, Clarity HD, Cynosure, Dimensions, Emsor, Faxitron, Fluent, Fluoroscan, Focal, Insight FD, Intelligent 2D, Gen-Probe, Genius 3D Mammography, Horizon, Medicor, MonaLisa Touch, MyoSure, NovaSure, Panther, Panther Fusion, PicoSure, SculpSure, Selenia, Selenia Dimensions, TempSure Vitalia, ThinPrep, and Tigris.

ACQUISITIONS

Emsor, S.A.

On December 11, 2017, we completed the acquisition of Emsor S.A. ("Emsor") for a purchase price of $16.3 million, which includes contingent consideration estimated at $4.9 million. The contingent consideration is payable upon Emsor achieving predefined amounts of cumulative revenue over a two-year period from the date of acquisition. Emsor was a distributor of the Company's Breast and Skeletal Health products in Spain and Portugal.

Faxitron

On July 31, 2018, we completed the acquisition of Faxitron Bioptics, LLC or Faxitron, for a purchase price of $89.5 million, which include hold-backs of $11.7 million that are payable up to one year from the date of acquisition, and contingent consideration, which we estimated at $2.9 million. The contingent consideration is payable upon meeting certain revenue growth metrics. Faxitron, headquartered in Tucson, Arizona, develops, manufactures, and markets digital radiography systems. Faxitron's results of operations are reported in our Breast Health reportable segment from the date of acquisition. Based on our preliminary purchase price allocation, we have allocated $53.2 million of the purchase price to the preliminary value of intangible assets and $42.4 million to goodwill. The allocation of the purchase price is preliminary as we continue to gather information supporting the acquired assets and liabilities.

Focal Therapeutics

On October 1, 2018, we completed the acquisition of Focal Therapeutics, Inc., or Focal, for a purchase price of $120.1 million, which includes holdbacks of $14.0 million that are payable up to one year from the date of acquisition. Focal, headquartered in California, manufactures and markets its BioZorb marker, which is an implantable three-dimensional marker that helps clinicians overcome certain challenges in breast conserving surgery. Focal's results of operations are reported in our Breast Health reportable segment from the date of acquisition. Based on our preliminary purchase price allocation, we have allocated $97.2 million of the purchase price to the preliminary value of intangible assets and $30.4 million to goodwill. The allocation of the purchase price is preliminary as we continue to gather information supporting the acquired assets and liabilities.

RESULTS OF OPERATIONS
All dollar amounts in tables are presented in millions.
Product Revenues

	Three Months Ended						Six Months Ended
	March 30, 2019		March 31, 2018		Change		March 30, 2019		March 31, 2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$290.4	35.5%	$273.6	34.7%	$16.8	6.1%	$580.5	35.2%	$552.6	35.0%	$27.9	5.0%
Breast Health	200.2	24.5%	185.1	23.5%	15.1	8.1%	405.9	24.6%	360.2	22.8%	45.7	12.7%
Medical Aesthetics	58.4	7.1%	69.7	8.8%	(11.3)	(16.2)%	123.2	7.5%	146.5	9.3%	(23.3)	(15.9)%
GYN Surgical	101.9	12.5%	99.2	12.6%	2.7	2.8%	210.1	12.7%	206.5	13.1%	3.6	1.7%
Skeletal Health	16.9	2.1%	17.4	2.2%	(0.5)	(2.9)%	31.2	1.9%	29.9	1.9%	1.3	4.3%
	$667.8	81.7%	$645.0	81.8%	$22.8	3.5%	$1,350.9	81.9%	$1,295.7	82.1%	$55.2	4.3%
We generated an increase in product revenues in both the current three and six month periods of 3.5% and 4.3%, respectively,

compared to the corresponding periods in the prior year. In the current three and six month periods, we had increases across all our business segments except Medical Aesthetics, which experienced a decline in volume of SculpSure and MonaLisa Touch system sales in both periods, and Skeletal Health in the current three month period.
Diagnostics product revenues increased $16.8 million and $27.9 million or 6.1% and 5.0%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to increase in Molecular Diagnostics of $17.7 million and $32.7 million, respectively, partially offset by combined decreases in Cytology and Perinatal of $2.3 million and $7.5 million, respectively. In addition, revenue from blood screening, which we divested in the second quarter of fiscal 2017, increased $1.5 million and $2.6 million, respectively, under our agreement to provide Grifols manufacturing support through a transition services period and long term access to Panther instrumentation and certain supplies. Molecular Diagnostics product revenue (excluding blood screening) was $165.4 million and $326.7 million in the current three and six month periods, respectively, compared to $147.4 million and $294.0 million, respectively, in the corresponding periods in the prior year. The increase was primarily attributable to sales volume of our Aptima family of assays, which increased $11.8 million and $22.5 million, respectively, in the current three and six month periods on a worldwide basis primarily due to our increased installed base of Panther instruments. This installed base is driving higher volumes of assay testing. In addition, we had an increase in worldwide sales of our virology products for which we have recently received certain international regulatory approvals. Cytology & Perinatal product revenue decreased primarily due to lower Perinatal volumes, which we primarily attribute to a shift in ordering patterns, and lower domestic ThinPrep test volumes, which we primarily attribute to screening interval expansion as well as a decline in average selling prices, partially offset by an increase in international volumes on a worldwide basis. The increase in revenues in both periods were partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies.
Breast Health product revenues increased $15.1 million and $45.7 million, or 8.1% and 12.7%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the inclusion of Faxitron and Focal which contributed combined revenues of $13.8 million and $26.5 million in the current three and six month periods, respectively. In addition, we had increased unit volumes of our digital mammography systems, primarily our newest 3Dimensions and 3D Performance systems, which complement our older 3D systems and an increase in disposables used with our Brevera breast biopsy system. In the current three month period, Affirm Prone table sales increased, partially offset by lower sales of our workflow components. In the current six month period, we had an increase in sales of our workflow components as we sold more 3Dimensions and 3D Performance systems. The increase in revenues in both periods were partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies.
Medical Aesthetics product revenue decreased $11.3 million and $23.3 million, or (16.2)% and (15.9)%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in Body Contouring product revenues on a worldwide basis primarily driven by lower volumes of SculpSure lasers, Submental upgrades and related PAC keys, which we believe is due to continuing challenges in our domestic sales force and increased competition in the non-invasive fat reduction category, and lower Women's Health product sales primarily from lower sales volume of our MonaLisa Touch device, which we believe is primarily driven by the FDA's public letter in the fourth quarter of fiscal 2018 challenging various medical aesthetics companies' marketing of devices for so called "vaginal rejuvenation" procedures relative to their FDA approvals. In November of 2018, we received confirmation from the FDA that we had adequately addressed all of the concerns expressed in their letter and continue to market our Women’s Health products accordingly. These decreases were partially offset by higher Skin product revenue in both the current three and six month periods compared to the corresponding periods in the prior year. In the current three month period, higher Skin product revenue was primarily driven by Icon and PicoSure system sales, partially offset by lower TempSure sales as the TempSure product line was launched in the second quarter of fiscal 2018, which resulted in higher sales in the prior year period. In the current six month period, higher Skin product revenue was primarily driven by the TempSure product line being available for six months as compared to three months in the prior year and relaunch of TempSure Vitalia in the first quarter of 2019 after the voluntary recall in the fourth quarter of fiscal 2018 in response to the FDA letter referred to above. The revenue decline in both periods was also due to the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies.
GYN Surgical product revenues increased $2.7 million and $3.6 million, or 2.8% and 1.7% , respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in the volume of Myosure system sales of $1.2 million and $3.5 million, respectively, and an increase in Fluent systems sales of $2.3 million and $3.7 million, respectively, as Fluent was launched in the fourth quarter of fiscal 2018. These increases were partially offset by a decrease in NovaSure systems sales of $2.3 million and $5.8 million, respectively, in the current three and six month periods compared to the corresponding periods in the prior year. We attribute the decrease in NovaSure sales primarily to increased competition and a stagnant market for endometrial ablation. In addition, we have experienced a slight reduction in average selling prices across many of our Myosure and Novasure devices, which was partially offset by an increase in sales volume for the higher margin NovaSure ADVANCED device.

Skeletal Health product revenues decreased $0.5 million, or (2.9)%, and increased $1.3 million, or 4.3%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year. The decrease in the current quarter was primarily due to decrease in sales volume of our Insight FD mini C-arm system in the U.S. The increase in the current six month period was primarily due to increase in sales volume of our Insight FD mini C-arm system.
Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
United States	74.4%	73.7%	74.1%	74.1%
Europe	12.9%	12.8%	12.7%	12.4%
Asia-Pacific	8.1%	8.2%	8.4%	8.6%
Rest of World	4.6%	5.3%	4.8%	4.9%
	100.0%	100.0%	100.0%	100.0%
In the current three month period compared to the corresponding period in the prior year, the percentage of product revenue derived from the U.S. increased while the Rest of World decreased which we primarily attributed to lower revenue in South America due to economic challenges in the region. In the current six month period compared to the corresponding period in the prior year, the percentage of product revenue from Europe increased, which we attribute primarily to the Emsor acquisition in the first quarter of fiscal 2018 as well as an overall improvement in market execution driven by our focus to expand our international presence, which has resulted in an increase in sales of digital mammography systems and Aptima products in Europe.
Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 30, 2019		March 31, 2018		Change		March 30, 2019		March 31, 2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$150.6	18.4%	$144.3	18.3%	$6.3	4.4%	$298.2	18.1%	$284.7	18.0%	$13.5	4.7%
Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment, and to a lesser extent, our Medical Aesthetics business. The Breast Health business continues to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period. Our Medical Aesthetics business represented 10.2% of service and other revenues in the three and six months ended March 30, 2019, respectively, and 10.9% and 10.6% of service and other revenues in the three and six months ended March 31, 2018, respectively. Service revenues increased 4.4% and 4.7% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to higher installation, spare parts, and service contract conversion and renewal rates for our Breast Health business. In addition, in the current year periods, Breast Health had higher license revenue.

Cost of Product Revenues

	Three Months Ended						Six Months Ended
	March 30, 2019		March 31, 2018		Change		March 30, 2019		March 31, 2018		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$232.9	34.9%	$217.1	33.7%	$15.8	7.3%	$465.0	34.4%	$430.8	33.3%	$34.2	7.9%
Amortization of Intangible Assets	80.4	12.0%	79.8	12.4%	0.6	0.8%	161.4	11.9%	159.6	12.3%	1.8	1.1%
Impairment of Intangible Assets and Equipment	374.6	56.1%	—	—%	374.6	100.0%	374.6	27.7%	—	—%	374.6	100.0%
	$687.9	103.0%	$296.9	46.1%	$391.0	131.7%	$1,001.0	74.1%	$590.4	45.6%	$410.6	69.5%
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 34.9% and 34.4% in the current three and six month periods, respectively, compared to 33.7% and 33.3% in the corresponding periods in the prior year. Cost of product revenues as a percentage of product revenues in the current three and six month periods increased primarily due to an increase in inventory reserves, unfavorable manufacturing variances and product mix, step-up in fair value of inventory acquired in the Focal acquisition of $1.8 million and $3.6 million, respectively, increased tariff costs for products imported into China of $1.6 million and $3.2 million, respectively, and higher international freight costs.
Diagnostics' product costs as a percentage of revenue increased slightly in the current three and six month periods compared to the corresponding periods in the prior year primarily due to lower ThinPrep Pap test and Perinatal sales, unfavorable manufacturing variances, increased volumes of lower margin products supplied to Grifols under the new supply and collaboration agreements, and tariff costs in China These cost increases were partially offset by improved molecular diagnostics' gross margin from increased volume of Aptima assays and viral assays.
Breast Health’s product costs as a percentage of revenue increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to unfavorable manufacturing and purchase price variances, an increase in inventory reserve charges in the second quarter of fiscal 2019, the acquisition of Focal in the first quarter of fiscal 2019 and the related impact of stepping-up the acquired inventory to fair value in purchase accounting resulting in an additional cost of $1.8 million and $3.6 million in the current three and six month periods, respectively, an increase in the sales volume of digital mammography systems internationally, which have lower average selling prices, and tariff costs in China. The decreases were partially offset by higher domestic sales volume of the higher margin 3Dimensions system sales in both current year periods and for the current six month period, an increase in 3D upgrades, which have higher gross margins than capital equipment sales.
Medical Aesthetics product costs as a percentage of revenue increased in the current three and six month periods compared to the corresponding period in the prior year primarily due to lower sales volume, unfavorable product mix as we sold fewer units of our higher margin SculpSure laser and related PAC keys and MonaLisa Touch device, unfavorable manufacturing variances, increased inventory reserves, and tariff costs in China.
GYN Surgical’s product costs as a percentage of revenue was consistent in the current three and six month periods compared to the corresponding periods in the prior year. While there is a continued mix shift to MyoSure products from NovaSure comprising a higher percentage of GYN Surgical product sales, this trend is offset by increase in sales volume in the current three and six month periods for the higher margin NovaSure ADVANCED device compared to the Classic device.
Skeletal Health’s product costs as a percentage of revenue increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to lower average selling prices and unfavorable product mix.
Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to combined amortization expense related to intangible assets acquired in the Faxitron and Focal acquisitions of $3.2 million and $6.4 million, respectively, partially offset by lower amortization of intangible assets acquired in the Cytyc acquisition which reduce over time.

Impairment of Intangible Assets and Equipment. During the second quarter of fiscal 2019, in connection with commencing our company-wide annual budgeting and strategic planning process as well as evaluating the current operating performance of its Medical Aesthetics reporting unit (comprised solely of the Cynosure business), we reduced our short term and long term revenue and operating income forecasts. The updated forecast reflects reduced volume and market penetration projections primarily in our Body Contouring business due to increased competition in the non-invasive fat reduction category, and lower Women's Health product sales primarily from reduced sales volume of the MonaLisa Touch device, which we believe is primarily driven by the FDA's public letter in the fourth quarter of fiscal 2018. As a result of the revised forecasts in the second quarter of fiscal 2019, we determined indicators of impairment existed and performed an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant, and Equipment - Overall, to determine if the cash flows expected to be generated by this asset group over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset group. Based on this analysis, which included evaluating various cash flow scenarios, the undiscounted cash flows were not sufficient to recover the carrying value of the asset group. As a result, we were required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value, we utilized the income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent strategic plan and for periods beyond the strategic plan, our estimates are based on assumed growth rates expected as of the measurement date. We believe our assumptions are consistent with the plans and estimates that a market participant would use to manage the business. The discount rate used is intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the asset group. We used a discount rate of 11.0%. As a result of this analysis, the fair value of the Medical Aesthetics asset group was below its carrying value, and we recorded an aggregate impairment charge of $443.8 million during the second quarter of fiscal 2019. The impairment charge was allocated to the long-lived assets and $373.3 million of developed technology intangible assets and $1.3 million of equipment was written off to cost of product revenues. We believe our assumptions used to determine the fair value of the asset group are reasonable. Actual operating results and the related cash flows of the asset group could differ from the estimated operating results and related cash flows. In the event the asset group does not meet its forecasted projections, additional impairment charges could be recorded in the future.
Cost of Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 30, 2019		March 31, 2018		Change		March 30, 2019		March 31, 2018		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$88.1	58.5%	$77.3	53.6%	$10.8	14.0%	$171.6	57.6%	$150.4	52.8%	$21.2	14.1%
Service and other revenues gross margin decreased to 41.5% and 42.4% in the current three and six month periods compared to 46.4% and 47.2% in the corresponding periods in the prior year primarily due to increase in costs to repair older digital mammography systems under service contracts, which include unfavorable margins on spare parts, and an increase in warranty costs in Medical Aesthetics, partially offset by an increase in Breast Health license revenue.

Operating Expenses

	Three Months Ended						Six Months Ended
	March 30, 2019		March 31, 2018		Change		March 30, 2019		March 31, 2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$57.3	7.0%	$56.8	7.2%	$0.5	0.9%	$110.5	6.7%	$111.6	7.1%	$(1.1)	(1.0)%
Selling and marketing	133.5	16.3%	130.5	16.5%	3.0	2.3%	279.5	16.9%	270.0	17.1%	9.5	3.5%
General and administrative	89.9	11.0%	83.8	10.6%	6.1	7.3%	168.5	10.2%	161.7	10.2%	6.8	4.2%
Amortization of intangible assets	14.1	1.7%	14.7	1.9%	(0.6)	(4.1)%	28.2	1.7%	29.1	1.8%	(0.9)	(3.1)%
Impairment of intangible assets and equipment	69.2	8.5%	46.0	5.8%	23.2	50.4%	69.2	4.2%	46.0	2.9%	23.2	50.4%
Impairment of Goodwill	—	—%	685.7	86.9%	(685.7)	(100.0)%	—	—%	685.7	43.4%	(685.7)	(100.0)%
Restructuring charges	1.6	0.2%	1.8	0.2%	(0.2)	(11.1)%	3.3	0.2%	5.6	0.4%	(2.3)	(41.1)%
	$365.6	44.7%	$1,019.3	129.1%	$(653.7)	(64.1)%	$659.2	40.0%	$1,309.7	82.9%	$(650.5)	**
Research and Development Expenses. Research and development expenses increased 0.9% and decreased (1.0)% in the current three and six month periods compared to the corresponding periods in the prior year. The increase in the current three month period is primarily due to higher compensation expense in Breast Health due to increased headcount and the inclusion of expenses from the Faxitron and Focal acquisitions, partially offset by decrease in project spend and a reduction in Diagnostics from lower headcount. The decrease in the current six month period is primarily due to decrease in project spend across the divisions and a reduction in Diagnostics from lower headcount, partially offset by the inclusion of expenses from the Faxitron and Focal acquisitions. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses increased 2.3% and 3.5% in the current three and six month periods compared to the corresponding periods in the prior year primarily due to expenses attributable to the Faxitron and Focal acquisitions of $4.5 million and $8.5 million for the current three and six month periods, respectively, an increase in commissions and third-party commissions in Breast Health from higher revenues, increased sales personnel head count in Surgical, and higher international trade shows partially offset by lower compensation expense in Medical Aesthetics as a result of lower headcount and commissions, and a reduction in marketing initiatives spend.
General and Administrative Expenses. General and administrative expenses increased 7.3% and 4.2% in the current three and six month periods compared to the corresponding periods in the prior year primarily due to higher facility costs, an increase in tax consulting fees related to integration of acquired businesses, an increase in accounting and consulting fees related to the adoption of new accounting standards, and a net increase in legal fees and charges primarily related to settling the Enzo lawsuit in the current quarter, and an increase in international bad debt expense. Additionally, the first quarter of fiscal 2018 included a $4.0 million benefit due to resolution of a non-income tax matter. Partially offsetting these increases was lower depreciation expense due to fiscal 2018 including accelerated depreciation of Cynosure's SAP ERP system.
Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, distributor relationships and business licenses related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 5 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense decreased slightly in the current three and six month periods compared to the corresponding periods in the prior year.
Impairment of Intangible Assets and Equipment. As discussed above, we recorded an aggregate impairment charge of $443.8 million during the second quarter of fiscal 2019. The impairment charge allocated to the long-lived assets and written off to operating expenses was $14.4 million to customer relationships, $31.5 million to trade names, $17.8 million to distribution agreements and $5.5 million to equipment.

In the second quarter of fiscal 2018, we decided to cancel and abandon an in-process research and development project that was recorded as an intangible asset in the Cynosure acquisition purchase accounting. The project was abandoned due to unsuccessful clinical results. As a result, we recorded a $46.0 million impairment charge to write-off the full value of the asset.
Impairment of Goodwill. During the second quarter of fiscal 2018, in connection with commencing our company-wide annual budgeting and strategic planning process, evaluating the current operating performance of our Medical Aesthetics reporting unit, and abandoning an in-process research and development project, we reduced the short term and long term revenue and operating income forecasts and determined that indicators of impairment existed in our Medical Aesthetics reporting unit. The Medical Aesthetics reporting unit is solely comprised of the Cynosure business, which we acquired on March 22, 2017. The updated forecast reflected significantly reduced volume and market penetration projections resulting in lower short-term and long-term profitability than expected at the time of the Cynosure acquisition. As a result of those current events and circumstances, we determined that it was more likely than not that this change would reduce the fair value of the reporting unit below its carrying amount. In performing the impairment test, we utilized the single step approach under Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). The goodwill impairment test requires a comparison of the carrying value of the Medical Aesthetics reporting unit to its estimated fair value. To estimate the fair value of the reporting unit, we utilized a DCF analysis. The forecasted cash flows were based on our most recent budget and strategic plan and for periods beyond the strategic plan, our estimates were based on assumed growth rates expected as of the measurement date. We believe our assumptions were consistent with the plans and estimates used to manage the underlying business. The basis of fair value for Medical Aesthetics assumed the reporting unit would be purchased or sold in a non-taxable transaction, and the discount rate of 12.0% applied to the after-tax cash flows was consistent with that used in the purchase accounting performed in fiscal 2017. We believe our assumptions used to determine the fair value of the reporting unit were reasonable.
Restructuring Charges. We have implemented various cost reduction initiatives to align our cost structure with our operations and in connection with our acquisition of Cynosure and related integration activities. These actions have primarily resulted in the termination of employees. As such, we have recorded severance benefit charges of $1.6 million and $3.5 million in the current three and six month periods, respectively. In the prior year three and six month periods, we recorded charges of $1.8 million and $5.6 million related to various actions. For additional information pertaining to restructuring actions and charges, please refer to Note 5 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.
Interest Expense

	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Change		March 30, 2019	March 31, 2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(34.8)	$(38.9)	$4.1	(10.5)%	$(70.9)	$(79.9)	$9.0	(11.3)%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense in the current three and six month periods has decreased primarily due to refinancing our 2022 Senior Notes with our 2025 and 2028 Senior Notes that carry lower rates, and proceeds received under our interest rate cap agreements that hedge the variable interest rate under our credit facilities, partially offset by increased interest expense under our credit facilities due to an increase in LIBOR.
Debt Extinguishment Losses

	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Change		March 30, 2019	March 31, 2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Debt Extinguishment Losses	$—	$(44.9)	$44.9	(100.0)%	$(0.8)	$(45.9)	$45.1	(98.3)%

In the first quarter of fiscal 2019, we entered into the 2018 Credit Agreement with Bank of America, N.A. The proceeds under the 2018 Agreement were used to pay off the Term Loan and Revolver outstanding under the 2017 Credit Agreement. In connection with this transaction, we recorded a debt extinguishment loss of $0.8 million in the first quarter of fiscal 2019.
In the first quarter of fiscal 2018, we entered into the 2017 Credit Agreement with Bank of America, N.A. The proceeds under the 2017 Credit Agreement were used to pay off the Term Loan and Revolver outstanding under the Prior Credit Agreement. In connection with this transaction, we recorded a debt extinguishment loss of $1.0 million in the first quarter of fiscal 2018. In the second quarter of fiscal 2018, we completed a private placement of $1.0 billion aggregate principal amount of senior notes allocated between the 2025 Senior Notes and 2028 Senior Notes. The proceeds under the 2025 Senior Notes and 2028 Senior Notes offering were used to redeem the 2022 Senior Notes in the same principal amount. In connection with this transaction, we recorded a debt extinguishment loss of $44.9 million in the second quarter of fiscal 2018. For additional information pertaining to these transactions, please refer to Note 6 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.
Other Income (Expense), net

	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Change		March 30, 2019	March 31, 2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income (Expense), net	$3.5	$(5.1)	$8.6	(168.6)%	$2.9	$(2.2)	$5.1	(231.8)%

For the current three month period, this account primarily consisted of a gain of $4.5 million on the cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains partially offset by net foreign currency exchange losses of $0.3 million primarily from the mark-to-market of outstanding forward foreign currency exchange contracts. For the second quarter of fiscal 2018, this account primarily consisted of a loss of $4.5 million of net foreign currency exchange losses primarily from realized losses and the mark-to market of outstanding forward foreign currency exchange contracts, partially offset by realized gains received from settling forward foreign currency exchange contracts.

For the current six month period, this account primarily consisted of net foreign currency exchange gains of $3.9 million primarily from the mark-to market of outstanding forward foreign currency exchange contracts, a gain of $0.8 million on the sale of an investment, partially offset by a loss of $1.0 million on the cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market losses. For the prior year corresponding six month period, this account primarily consisted of a loss of $2.9 million of net foreign currency exchange losses primarily from the mark-to market of outstanding forward foreign currency exchange contracts, and a realized loss of $0.6 million on the sale of a marketable security, partially offset by a net gain of $1.2 million on the cash surrender value of life insurance contracts related to our deferred compensation plan and a $0.7 million insurance recovery.
Benefit for Income Taxes

	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Change		March 30, 2019	March 31, 2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Benefit for Income Taxes	$(81.1)	$(9.6)	$(71.5)	**	$(75.4)	$(320.5)	$245.1	**
** Percentage not meaningful

Our effective tax rate for the three and six months ended March 30, 2019 was a benefit of 22.9% and 30.2%, respectively, compared to a benefit of 1.4% and 53.8% for the corresponding periods in the prior year. For the three months ended March 30, 2019, the effective tax rate differed from the statutory rate primarily due to the impact of the Medical Aesthetics impairment charge and earnings in jurisdictions subject to lower tax rates. For the six months ended March 30, 2019, the effective tax rate differed from the statutory tax rate primarily due to the effects of the Medical Aesthetics impairment charge, earnings in jurisdictions subject to lower tax rates, a $19.2 million discrete benefit related to an internal restructuring, and finalizing the impact of the enactment of the Tax Cuts and Jobs Act (the “Act”) in the first quarter of fiscal 2019.

For the three months ended March 31, 2018, the effective tax rate differed from the statutory tax rate primarily due to the operating loss resulting from the goodwill impairment charge recorded in the second quarter of fiscal 2018, substantially all of which was non-deductible. For the six months ended March 31, 2018, the effective tax rate differed from the statutory tax rate primarily due to the year-to-date operating loss resulting from the goodwill impairment charge recorded in the second quarter of fiscal 2018, substantially all of which was non-deductible, and the favorable impact of the Tax Cuts and Jobs Act (the ”Act”) enacted on December 22, 2017.

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
Diagnostics

	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Change		March 30, 2019	March 31, 2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$296.7	$279.7	$17.0	6.1%	$593.3	$564.3	$29.0	5.1%
Operating Income	$31.1	$34.2	$(3.1)	(9.1)%	$74.4	$70.7	$3.7	5.2%
Operating Income as a % of Segment Revenue	10.5%	12.2%			12.5%	12.5%
Diagnostics revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the fluctuations in product revenues discussed above.

Operating income for this business segment decreased in the current three month period compared to the corresponding period in the prior year primarily due to the $10.5 million settlement charge recorded in the second quarter of fiscal 2019 related to the Enzo litigation, lower U.S. ThinPrep Pap test and Perinatal volumes, unfavorable manufacturing variances and increased volumes of lower margin products supplied to Grifols under the supply and collaboration agreements in the current quarter compared to the corresponding prior year period. These factors contributing to decreases in operating income for this segment were partially offset by an increase in gross profit primarily due to increased sales of our Aptima family of assays and virals. Gross margin was 47.3% and 46.7% in the current three month period and corresponding prior year period, respectively.

Operating income increased in the current six month period compared to the corresponding periods in the prior year primarily due to an increase in gross profit from higher revenues with consistent gross margins and consistent operating expenses, excluding the impact of the Enzo settlement charge. Gross margin was 47.3% in both the current six month period and corresponding prior year period. Improved molecular diagnostics' gross margin from increased volume of Aptima assays was offset by lower ThinPrep Pap test and Perinatal volumes, unfavorable manufacturing variances and increased volumes of products supplied to Grifols under the supply and collaboration agreements.

Operating expenses increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the $10.5 million settlement charge for the Enzo litigation, an increase in marketing initiatives and trade shows, and restructuring charges, partially offset by lower compensation expense due to a decrease in headcount, and lower clinical site expenses for research and development projects.

Breast Health

	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Change		March 30, 2019	March 31, 2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$321.5	$300.1	$21.4	7.1%	$646.2	$588.1	$58.1	9.9%
Operating Income	$99.0	$101.5	$(2.5)	(2.5)%	$196.8	$191.2	$5.6	2.9%
Operating Income as a % of Segment Revenue	30.8%	33.8%			30.5%	32.5%
Breast Health revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to increases of $15.1 million and $45.7 million in product revenue, respectively, discussed above and an increase of $6.3 million and $12.4 million in service revenue, respectively, related to continued conversion of a high percentage of the installed base of digital mammography systems to service contracts upon expiration of the warranty period and to a lesser extent an increase in spare parts revenues, and an increase in license revenue.

Operating income for this business segment decreased in the current three month period compared to the corresponding period in the prior year primarily due to a decrease in gross margin due to unfavorable manufacturing variances, inventory reserve charges in the second quarter of fiscal 2019, an increase in amortization expense from the Faxitron and Focal acquisitions, the fair value adjustment related to Focal inventory sold of $1.8 million, tariff costs in China, and the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies. These decreases were partially offset by increased sales volume of the higher margin 3Dimensions system sales, and an increase in license revenue. Gross margin was 56.9% and 60.0% in the current three month period and corresponding prior year period, respectively. Operating expenses increased in the current three month period compared to the corresponding period in the prior year primarily due to the inclusion of expenses from the Faxitron and Focal acquisitions aggregating $7.2 million, an increase in marketing initiatives and trade shows, partially offset by a decrease in legal expenses as a result of a benefit from settling the Fuji litigation.
Operating income for this business segment increased in the current six month period compared to the corresponding period in the prior year primarily due to the increase in gross profit from higher revenues partially offset by increased operating expenses. The overall gross margin decreased to 57.3% in the current six month period compared to 60.1% in the corresponding period in the prior year primarily due to the increase in service revenue, which has lower margins, unfavorable manufacturing variances, an increase in amortization expense from the Faxitron and Focal acquisitions, the fair value adjustment related to Focal inventory sold of $3.6 million, tariff costs in China, and the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies, partially offset by favorable product gross margins from sales volume increases in the 3Dimensions and 3D Performance systems, which have higher average selling prices, and an increase in license revenue. Partially offsetting higher gross profit, operating expenses increased in the current six month period compared to the corresponding period in the prior year primarily due to an increase in compensation from higher headcount in the Breast Health sales organization, the inclusion of expenses from the Faxitron and Focal acquisitions aggregating $14.4 million, increased travel expenses, increased R&D project expenses, increased commissions and third-party commissions from higher sales, partially offset by lower legal expenses as a result of a benefit from settling the Fuji litigation, and a reduction in consulting expenses and marketing initiatives.
Medical Aesthetics

	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Change		March 30, 2019	March 31, 2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$73.8	$85.5	$(11.7)	(13.7)%	$153.6	$176.8	$(23.2)	(13.1)%
Operating Loss	$(473.9)	$(760.1)	$286.2	(37.7)%	$(499.1)	$(783.1)	$284.0	**
Operating Loss as a % of Segment Revenue	(642.0)%	(889.0)%			(324.9)%	(442.9)%

Medical Aesthetics revenue decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the fluctuations in product revenue discussed above.
The operating loss in the current three and six month periods and corresponding periods in the prior year included intangible assets and equipment impairment charges of $443.8 million recorded in the second quarter of fiscal 2019 and impairment charges of $685.7 million for goodwill and $46.0 million for an in-process research and development intangible asset recorded in the second quarter of fiscal 2018. Excluding the impairment charges, the operating loss for this business segment increased in the three and six month periods compared to the corresponding periods in the prior year due to a decrease in gross profit from lower revenues and lower gross margin. Gross margin decreased primarily due to lower sales volume of our higher margin MonaLisa Touch device and SculpSure laser and related PAC keys, and higher sales of lower margin Icon and PicoSure systems as well as unfavorable manufacturing variances, an increase in inventory reserves, tariff costs in China, and the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies.
Partially offsetting the decrease in gross profit, operating expenses decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to decrease in compensation related to lower headcount across the organization from attrition and initiatives to right-size spending relative to operating results, lower depreciation expense as the prior year periods included accelerated depreciation expense related to the abandonment of Cynosure's SAP ERP system and lower consulting spend, partially offset by an increase in legal fees.
GYN Surgical

	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Change		March 30, 2019	March 31, 2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$102.2	$99.4	$2.8	2.8%	$210.6	$206.9	$3.7	1.8%
Operating Income	$20.5	$17.9	$2.6	14.5%	$47.6	$48.2	$(0.6)	(1.2)%
Operating Income as a % of Segment Revenue	20.1%	18.0%			22.6%	23.3%
GYN Surgical revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above.
Operating income for this business segment increased in the current three month period compared to the corresponding period in the prior year primarily due to increased gross profit driven by higher revenue. The overall gross margin was consistent with the prior year with a gross margin of 62.2% in the current three month period compared to 61.6% in the corresponding period in the prior year. Operating expenses were consistent in the current three month period compared to the corresponding period in the prior year as higher salary and commissions due to increased headcount in fiscal 2019 were offset by decreased spend in marketing initiatives and research and development projects.
Operating income decreased in the current six month period compared to the corresponding period in the prior year primarily due to higher operating expenses partially offset by increased gross profit driven by higher revenue. The overall gross margin was consistent with the prior year with a gross margin of 63.9% in the current six month period compared to 63.3% in the corresponding period in the prior year. Operating expenses increased in the current six month period compared to the corresponding period in the prior year primarily due to increased compensation from higher sales headcount and increased commissions, and the prior year period included a $3.2 million benefit related to resolution of a tax matter, partially offset by lower legal expenses and a reduction in research and development projects spend.

Skeletal Health

	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Change		March 30, 2019	March 31, 2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$24.2	$24.6	$(0.4)	(1.6)%	$45.4	$44.3	$1.1	2.5%
Operating Income (Loss)	$0.1	$2.3	$(2.2)	(95.7)%	$(2.4)	$2.9	$(5.3)	(182.8)%
Operating Income (Loss) as a % of Segment Revenue	0.2%	9.3%			(5.3)%	6.5%
Skeletal Health revenues decreased in the current three month period and increased in the current six month period compared to the corresponding periods in the prior year primarily due to the fluctuations in product revenues discussed above.
Operating income decreased in the current three month period compared to the corresponding period in the prior year, and this business segment had an operating loss in the current six month period compared to an operating income in the corresponding period in the prior year. The decrease in operating income and the operating loss in the respective current year periods was primarily due to lower gross profit and higher operating expenses. In the current three and six month periods, gross margin was 38.5% and 38.4%, respectively, compared to 41.4% and 43.6%, respectively, in the corresponding periods in the prior year. The decrease in gross margin was primarily due to lower average selling prices and unfavorable manufacturing variances.
Operating expenses increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to increased research and development spending, consultants, and increased spending for marketing initiatives. In addition, corporate allocations increased in the current year.

LIQUIDITY AND CAPITAL RESOURCES
At March 30, 2019, we had $465.8 million of working capital and our cash and cash equivalents totaled $401.0 million. Our cash and cash equivalents balance decreased by $265.7 million during the first six months of fiscal 2019 primarily due to cash used in financing and investing activities related to net repayments of debt, repurchases of common stock and net cash paid for acquisitions, partially offset by cash generated through cash flow from our core operating activities.
In the first six months of fiscal 2019, our operating activities provided cash of $238.1 million. We incurred a net loss of $(174.0) million which was offset by a non-cash intangible asset and equipment impairment charge of $443.8 million, non-cash charges for depreciation and amortization aggregating $236.4 million, and stock-based compensation expense of $34.6 million. These adjustments to net income were partially offset by a decrease in net deferred tax liabilities of $173.3 million primarily due to the intangible asset and equipment impairment, and to a lesser extent, the amortization of intangible assets. Cash provided by operations was negatively impacted by a net cash outflow of $143.8 million from changes in our operating assets and liabilities. The net cash outflow was driven primarily by a decrease in accrued expenses of $71.2 million primarily due to annual bonus payments and the Smith & Nephew legal settlement payment of $34.8 million partially offset by an increase in accrued interest on our debt based on the timing of payments, an increase in inventory of $54.0 million primarily to meet anticipated demand, launch newer products, and the build up of safety stock, and a decrease in accounts payable of $27.2 million due to timing of payments. These cash outflows were partially offset by a reduction of accounts receivable of $18.6 million as days sales outstanding improved to 60 days.
In the first six months of fiscal 2019, our investing activities used cash of $167.1 million primarily related to net cash payments of $108.6 million primarily related to the Focal acquisition and $51.9 million for capital expenditures, which primarily consisted of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware and software.
In the first six months of fiscal 2019, our financing activities used cash of $336.2 million primarily for payments of $1.46 billion to pay off the Term Loan outstanding under the 2017 Credit Agreement, $215.0 million of net repayments on amounts borrowed under our revolving credit line, $18.0 million of repayments on amounts borrowed under our accounts receivable securitization program, $150.1 million for repurchases of our common stock, and payments of $11.9 million for employee-related taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $1.5 billion from the 2018 Amended Term Loan under the 2018 Credit Agreement and $28.8 million from our equity plans, primarily from the exercise of stock options.

Debt
We had total recorded debt outstanding of $3.11 billion at March 30, 2019, which was comprised of amounts outstanding under our 2018 Credit Agreement and 2018 Amended Revolver of $1.57 billion (principal of $1.59 billion), 2025 Senior Notes of $936.3 million (principal of $950.0 million), 2028 Senior Notes of $393.5 million (principal of $400.0 million), and amounts outstanding under the accounts receivable securitization program of $207.0 million.
2018 Amended and Restated Credit Agreement
On December 17, 2018, we refinanced our term loan and revolving credit facility by entering into an Amended and Restated Credit and Guaranty Agreement as of December 17, 2018 (the "2018 Credit Agreement") with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders. The 2018 Credit Agreement amended and restated the Company's prior credit and guaranty agreement, amended and restated as of October 3, 2017 ("2017 Credit Agreement").

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

The 2018 Credit Agreement contains two financial covenants (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each fiscal quarter and an excess cash flow prepayment requirement measured as of the end of each fiscal year. As of March 30, 2019, we were in compliance with these covenants.

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

Accounts Receivable Securitization Program

On April 25, 2016, we entered into a one-year $200.0 million accounts receivable securitization program (the "Securitization Program") with several of our wholly owned subsidiaries and certain financial institutions. The Securitization Program provides for annual renewals. Under the terms of the Securitization Program, we and certain of our wholly-owned subsidiaries sell our customer receivables to a bankruptcy remote special purpose entity, which is wholly-owned by us. The special purpose entity, as borrower, and we, as servicer, have entered into a Credit and Security Agreement with several lenders pursuant to which the special purpose entity may borrow from the lenders up to the maximum borrowing amount allowed, with the loans secured by the receivables. The amount that the special purpose entity may borrow at a given point in time is determined based on the amount of qualifying receivables that are present in the special purpose entity at such point in time. The assets of the special purpose entity secure the amounts borrowed and cannot be used to pay our other debts or liabilities. As of March 30, 2019, $207.0 million was outstanding under the Securitization Program, which as of March 30, 2019 had a borrowing capacity of up to $225.0 million.

Effective April 18, 2019, we entered into an amendment to extend the Securitization Program an additional year to April 17, 2020. Under the amendment, the maximum borrowing amount increased to $250.0 million. As a result, on April 26, 2019, we borrowed an additional $43.0 million increasing the borrowed amount to the $250.0 million maximum allowed.

The Credit and Security Agreement contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, and an event of default upon a change of control. As of March 30, 2019, we were in compliance with these covenants.

Stock Repurchase Program
On June 13, 2018, the Board of Directors authorized a share repurchase plan to repurchase up to $500.0 million of our outstanding common stock. This share repurchase plan, which replaced the prior plan, was effective August 1, 2018 and expires on June 13, 2023. Under this authorization, during fiscal 2019, we repurchased 3.7 million shares of our common stock for a total consideration of $150.1 million. As of March 30, 2019, $261.5 million was available under this authorization.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, cost-method equity investments, insurance contracts interest rate cap agreements, forward foreign currency contracts, accounts payable and debt obligations. Except for our outstanding 2025 Senior Notes and 2028 Senior Notes, the fair value of these financial instruments approximates their carrying amount. The fair value of our 2025 Senior Notes and 2028 Senior Notes as of March 30, 2019 was approximately $939.3 million and $395.9 million, respectively. Amounts outstanding under our 2018 Credit Agreement and Securitization Program of $1.6 billion and $207.0 million, respectively, as of March 30, 2019 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
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
As of March 30, 2019, there was $1.6 billion of aggregate principal outstanding under the 2018 Credit Agreement, including amounts borrowed under the 2018 Amended Revolver, and $207.0 million aggregate principal outstanding under the securitization program. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by approximately $4.5 million. We entered into multiple interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding. The critical terms of the interest rate caps were designed to mirror the terms of our LIBOR-based borrowings under the 2018 Credit Agreement, and therefore the interest rate caps are highly effective at offsetting the cash flows being hedged. We designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal. These interest rate cap agreements expire through December 23, 2020.
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
As of March 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 30, 2019.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
December 30, 2018 – January 26, 2019	1,118	$41.10	—	$—	$261.5
January 27, 2019 – February 23, 2019	4,712	43.70	—	—	261.5
February 24, 2019 – March 30, 2019	2,183	47.92	—	—	261.5
Total	8,013	$44.49	—	$—	$261.5
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

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.1*	First Amendment, dated as of April 9, 2019, to Intellectual Property License, dated as of January 31, 2017, by and among Hologic, Inc., Gen-Probe Incorporated and Grifols Diagnostic Solutions.

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition
_______________

* Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	May 1, 2019	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 1, 2019	/s/ Karleen M. Oberton

Karleen M. Oberton
Chief Financial Officer (Principal Financial Officer)