Form 10-Q
period 2019-06-29
HOLOGIC INC
filed 2019-07-31
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
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
(508) 263-2900
(Registrant’s telephone number, including area code)
 __________________________________________________________
*Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	HOLX	NASDAQ
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
As of July 25, 2019, 267,306,101 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues:
Product	$704.0	$677.9	$2,054.8	$1,973.7
Service and other	148.4	146.1	446.6	430.8
	852.4	824.0	2,501.4	2,404.5
Costs of revenues:
Product	235.8	226.1	700.8	656.9
Amortization of acquired intangible assets	78.6	79.4	239.9	239.0
Impairment of intangible assets and equipment	—	—	374.6	—
Service and other	93.2	82.5	264.7	232.9
Gross profit	444.8	436.0	921.4	1,275.7
Operating expenses:
Research and development	61.4	54.4	171.8	166.0
Selling and marketing	143.6	141.1	423.1	411.1
General and administrative	79.9	86.3	248.5	248.0
Amortization of acquired intangible assets	11.9	15.3	40.1	44.4
Impairment of intangible assets and equipment	—	—	69.2	46.0
Impairment of goodwill	—	—	—	685.7
Restructuring charges	2.7	5.8	6.0	11.4
	299.5	302.9	958.7	1,612.6
Income (loss) from operations	145.3	133.1	(37.3)	(336.9)
Interest income	1.2	1.5	3.3	4.4
Interest expense	(35.1)	(34.5)	(106.0)	(114.4)
Debt extinguishment losses	—	—	(0.8)	(45.9)
Other income, net	2.9	5.2	5.8	2.9
Income (loss) before income taxes	114.3	105.3	(135.0)	(489.9)
Provision (benefit) for income taxes	20.4	(7.6)	(54.9)	(328.1)
Net income (loss)	$93.9	$112.9	$(80.1)	$(161.8)
Net income (loss) per common share:
Basic	$0.35	$0.41	$(0.30)	$(0.59)
Diluted	$0.35	$0.41	$(0.30)	$(0.59)
Weighted average number of shares outstanding:
Basic	268,932	273,729	269,586	275,900
Diluted	270,789	275,569	269,586	275,900

See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income (loss)	$93.9	$112.9	$(80.1)	$(161.8)
Changes in foreign currency translation adjustment	(2.4)	(17.9)	(3.2)	(2.3)
Changes in unrealized holding gains and losses on available-for-sale securities, net of tax of $0.2 for the nine months ended June 30, 2018:
Loss reclassified from accumulated other comprehensive loss to the statements of operations	—	—	—	0.4
Changes in pension plans, net of taxes of $0.6 for the nine months ended June 30, 2018	—	—	—	0.6
Changes in value of hedged interest rate caps, net of tax of $0.4 and $1.2 for the three and nine months ended June 29, 2019 and $0.1 and $5.3 for the three and nine months ended June 30 2018:
Loss recognized in other comprehensive income (loss), net	(2.1)	(0.5)	(7.5)	(4.1)
Loss reclassified from accumulated other comprehensive loss to the statements of operations	0.8	0.4	2.0	3.0
Other comprehensive loss	(3.7)	(18.0)	(8.7)	(2.4)
Comprehensive income (loss)	$90.2	$94.9	$(88.8)	$(164.2)
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	June 29, 2019	September 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$427.9	$666.7
Accounts receivable, less reserves of $17.4 and $16.2, respectively	586.8	579.2
Inventories	467.9	384.1
Prepaid income taxes	43.2	31.7
Prepaid expenses and other current assets	66.0	61.5
Total current assets	1,591.8	1,723.2
Property, plant and equipment, net	469.8	478.2
Intangible assets, net	1,787.9	2,398.6
Goodwill	2,566.4	2,533.2
Other assets	106.5	97.7
Total assets	$6,522.4	$7,230.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$262.0	$599.7
Accounts payable	161.5	192.2
Accrued expenses	419.3	436.1
Deferred revenue	170.6	172.9
Current portion of capital lease obligations	1.8	1.7
Total current liabilities	1,015.2	1,402.6
Long-term debt, net of current portion	2,791.6	2,704.6
Capital lease obligations, net of current portion	19.6	20.9
Deferred income tax liabilities	312.7	498.2
Deferred revenue	15.9	18.2
Other long-term liabilities	150.9	157.6
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 291,690 and 289,900 shares issued, respectively	2.9	2.9
Additional paid-in-capital	5,739.0	5,671.3
Accumulated deficit	(2,565.2)	(2,494.0)
Treasury stock, at cost – 24,638 and 19,812 shares, respectively	(926.0)	(725.9)
Accumulated other comprehensive loss	(34.2)	(25.5)
Total stockholders’ equity	2,216.5	2,428.8
Total liabilities and stockholders’ equity	$6,522.4	$7,230.9
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount
Balance at September 30, 2017	287,853	$2.9	$5,630.8	$(2,382.7)	$(16.2)	12,560	$(450.1)	$2,784.7
Exercise of stock options	231	—	5.8	—	—	—	—	5.8
Vesting of restricted stock units, net of shares withheld for employee taxes	666	—	(14.3)	—	—	—	—	(14.3)
Stock-based compensation expense	—	—	16.4	—	—	—	—	16.4
Reacquisition of equity component from convertible notes repurchase, net of taxes	—	—	(9.8)	—	—	—	—	(9.8)
Net income	—	—	—	406.7	—	—	—	406.7
Other comprehensive income activity	—	—	—	—	4.5	—	—	4.5
Balance at December 30, 2017	288,750	$2.9	$5,628.9	$(1,976.0)	$(11.7)	12,560	$(450.1)	$3,194.0
Exercise of stock options	154	—	2.9	—	—	—	—	2.9
Vesting of restricted stock units, net of shares withheld for employee taxes	79	—	(1.2)	—	—	—	—	(1.2)
Common stock issued under the employee stock purchase plan	204	—	7.4	—	—	—	—	7.4
Stock-based compensation expense	—	—	19.5	—	—	—	—	19.5
Reacquisition of equity component from convertible notes repurchase, net of taxes	—	—	(0.1)	—	—	—	—	(0.1)
Net loss	—	—	—	(681.4)	—	—	—	(681.4)
Other comprehensive income activity	—	—	—	—	11.1	—	—	11.1
Repurchase of common stock	—	—	—	—	—	2,816	(106.5)	(106.5)
Balance at March 31, 2018	289,187	$2.9	$5,657.4	$(2,657.4)	$(0.6)	15,376	$(556.6)	$2,445.7
Exercise of stock options	193	—	3.9	—	—	—	—	3.9
Vesting of restricted stock units, net of shares withheld for employee taxes	25	—	(0.5)	—	—	—	—	(0.5)
Stock-based compensation expense	—	—	17.2	—	—	—	—	17.2
Reacquisition of equity component from convertible notes repurchase, net of taxes	—	—	(30.9)	—	—	—	—	(30.9)
Net income	—	—	—	112.9	—	—	—	112.9
Other comprehensive income activity	—	—	—	—	(18.0)	—	—	(18.0)
Repurchase of common stock	—	—	—	—	—	2,161	(80.8)	(80.8)

Balance at June 30, 2018	289,405	$2.9	$5,647.1	$(2,544.5)	$(18.6)	17,537	$(637.4)	$2,449.5
Exercise of stock options	218	—	4.8	—	—	—	—	4.8
Vesting of restricted stock units, net of shares withheld for employee taxes	33	—	(0.6)	—	—	—	—	(0.6)
Common stock issued under the employee stock purchase plan	244	—	8.2	—	—	—	—	8.2
Stock-based compensation expense	—	—	11.9	—	—	—	—	11.9
Reacquisition of equity component from convertible notes repurchase, net of taxes	—	—	(0.1)	—	—	—	—	(0.1)
Net income	—	—	—	50.5	—	—	—	50.5
Other comprehensive income activity	—	—	—	—	(6.9)	—	—	(6.9)
Repurchase of common stock	—					2,275	(88.5)	(88.5)
Balance at September 29, 2018	289,900	$2.9	$5,671.3	$(2,494.0)	$(25.5)	19,812	$(725.9)	$2,428.8
Accounting standard transition adjustment - ASC 606	—	—	—	6.4	—	—	—	6.4
Accounting standard transition adjustment - ASU 2016-16	—	—	—	2.5	—	—	—	2.5
Exercise of stock options	373	—	9.1	—	—	—	—	9.1
Vesting of restricted stock units, net of shares withheld for employee taxes	575	—	(11.6)	—	—	—	—	(11.6)
Stock-based compensation expense	—	—	17.1	—	—	—	—	17.1
Net income	—	—	—	98.6	—	—	—	98.6
Other comprehensive income activity	—	—	—	—	(6.4)	—	—	(6.4)
Repurchase of common stock	—	—	—	—	—	3,712	(150.1)	(150.1)
Balance at December 29, 2018	290,848	$2.9	$5,685.9	$(2,386.5)	$(31.9)	23,524	$(876.0)	$2,394.4
Exercise of stock options	454	—	11.6	—	—	—	—	11.6
Vesting of restricted stock units, net of shares withheld for employee taxes	33	—	(0.4)	—	—	—	—	(0.4)
Common stock issued under the employee stock purchase plan	226	—	7.9	—	—	—	—	7.9
Stock-based compensation expense	—	—	17.5	—	—	—	—	17.5
Net loss	—	—	—	(272.6)	—	—	—	(272.6)
Other comprehensive income activity	—	—	—	—	1.4	—	—	1.4
Balance at March 30, 2019	291,561	$2.9	$5,722.5	$(2,659.1)	$(30.5)	23,524	$(876.0)	$2,159.8
Exercise of stock options	108	—	3.1	—	—	—	—	3.1
Vesting of restricted stock units, net of shares withheld for employee taxes	21	—	(0.5)	—	—	—	—	(0.5)

Stock-based compensation expense	—	—	13.9	—	—	—	—	13.9
Net income	—	—	—	93.9	—	—	—	93.9
Other comprehensive income activity	—	—	—	—	(3.7)	—	—	(3.7)
Repurchase of common stock	—	—	—	—	—	1,114	(50.0)	(50.0)
Balance at June 29, 2019	291,690	$2.9	$5,739.0	$(2,565.2)	$(34.2)	24,638	$(926.0)	$2,216.5

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	June 29, 2019	June 30, 2018
OPERATING ACTIVITIES
Net loss	$(80.1)	$(161.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	69.7	77.8
Amortization of acquired intangibles	280.0	283.4
Non-cash interest expense	6.2	13.1
Stock-based compensation expense	48.5	53.1
Deferred income taxes	(194.8)	(470.3)
Goodwill impairment charge	—	685.7
Intangible asset and equipment impairment charges	443.8	46.0
Debt extinguishment losses	0.8	45.9
Fair value write-up of acquired inventory sold	5.4	—
Other adjustments and non-cash items	11.9	6.8
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(9.7)	(13.8)
Inventories	(81.7)	(39.3)
Prepaid income taxes	(11.5)	(21.9)
Prepaid expenses and other assets	(11.8)	0.3
Accounts payable	(30.9)	0.4
Accrued expenses and other liabilities	(47.9)	(8.6)
Deferred revenue	3.9	3.7
Net cash provided by operating activities	401.8	500.5
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(109.4)	(4.4)
Capital expenditures	(37.8)	(37.9)
Increase in equipment under customer usage agreements	(39.9)	(35.6)
Purchase of cost-method investment	(3.0)	(6.0)
Purchase of intellectual property	(4.5)	—
Other activity	(5.3)	(3.8)
Net cash used in investing activities	(199.9)	(87.7)
FINANCING ACTIVITIES
Proceeds from long-term debt	1,500.0	1,500.0
Repayment of long-term debt	(1,462.5)	(1,350.0)
Proceeds from senior notes	—	1,350.0
Repayment of senior notes	—	(1,037.7)
Payments to extinguish convertible notes	—	(546.2)
Proceeds from amounts borrowed under revolving credit line	480.0	960.0
Repayments of amounts borrowed under revolving credit line	(780.0)	(1,065.0)
Proceeds from accounts receivable securitization agreement	43.0	28.8
Repayment of amounts borrowed under accounts receivable securitization agreement	(34.0)	(9.0)
Payment of debt issuance costs	(2.7)	(23.5)
Payment of acquired long-term debt	(2.5)	—
Payment of deferred acquisition consideration	(2.6)	—
Purchase of interest rate caps	(1.5)	(3.7)
Repurchase of common stock	(200.1)	(187.3)
Proceeds from issuance of common stock pursuant to employee stock plans	35.9	24.1
Payment of minimum tax withholdings on net share settlements of equity awards	(12.4)	(16.1)
Payments under capital lease obligations	(1.3)	(1.3)
Net cash used in financing activities	(440.7)	(376.9)
Effect of exchange rate changes on cash and cash equivalents	—	(1.1)
Net (decrease) increase in cash and cash equivalents	(238.8)	34.8
Cash and cash equivalents, beginning of period	666.7	540.6
Cash and cash equivalents, end of period	$427.9	$575.4
See accompanying notes.

HOLOGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(all tabular amounts in millions, except number of shares, which are reflected in thousands, and per share data)
(1) Basis of Presentation
The consolidated financial statements of Hologic, Inc. (“Hologic” or the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended September 29, 2018 included in the Company’s Form 10-K filed with the SEC on November 20, 2018. In the opinion of management, the financial statements and notes contain all adjustments (consisting of normal recurring accruals and all other necessary adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and nine months ended June 29, 2019 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 28, 2019.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230). The guidance reduces diversity in how certain cash receipts and cash payments are presented and classified in the Statements of Cash Flows. Certain of ASU 2016-15 requirements are as follows: 1) cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities, 2) contingent consideration payments made soon after a business combination should be classified as cash outflows for investing activities and cash payments made thereafter should be classified as cash outflows for financing up to the amount of the contingent consideration liability recognized at the acquisition date with any excess classified as operating activities, 3) cash proceeds from the settlement of insurance claims should be classified on the basis of the nature of the loss, 4) cash proceeds from the settlement of Corporate-Owned Life Insurance (COLI) Policies should be classified as cash inflows from investing activities and cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities, and 5) cash paid to a tax authority by an employer when withholding shares from an employee's award for tax-withholding purposes should be classified as cash outflows for financing activities. The guidance is effective for annual periods beginning after December 15, 2017, and is applicable to the Company in fiscal 2019. The adoption of ASU 2016-15 did not have a material effect on the Company's consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values (e.g. cost method investments), however, the exception requires the Company to consider relevant transactions that can be reasonably known to identify any observable price changes that would impact the fair value. This guidance also changes certain disclosure requirements and other aspects of current GAAP. This guidance is effective for annual periods beginning after December 15, 2017, and is applicable to the Company in fiscal 2019. The adoption of ASU 2016-01 did not have a material effect on the Company's consolidated financial statements
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events affecting the unaudited consolidated financial statements as of and for the three and nine months ended June 29, 2019.

(2) Revenue

In May 2014, the FASB issued ASC 606. The Company adopted the standard, which superseded ASC Topic 605, Revenue Recognition (ASC 605), as of September 30, 2018 using the modified retrospective method for contracts that were not complete as of September 30, 2018. Under this method, the Company recognized the cumulative effect of initially applying the standard to its open contracts and recorded an adjustment to decrease the opening balance of accumulated deficit within stockholders' equity by $6.4 million, which is net of taxes of $2.4 million, as of September 30, 2018 (the first day of fiscal 2019). The cumulative effect adjustment was primarily due to the Company applying the principles of ASC 606 to contracts for which the Company had deferred revenue as of September 29, 2018 for collectability uncertainty and providing extended payment terms resulting in the fee not being fixed or determinable under ASC 605. Under ASC 606, revenue from certain arrangements may be recognized earlier than under ASC 605 as a result of the ability to apply additional judgment in evaluating collectability and the elimination of the requirement to assess whether a fee is fixed or determinable, specifically as it relates to providing customers with extended payment terms. Results for reporting periods beginning September 30, 2018 and after are presented in accordance with ASC 606. Prior period results were not adjusted and will continue to be reported in accordance with the legacy GAAP requirements of ASC 605. As the adoption of this standard did not have a material impact on the Company’s revenue recorded in the three and nine months ended June 29, 2019, transitional disclosures have not been presented.

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

	Three Months Ended June 29, 2019			Three Months Ended June 30, 2018
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$78.5	$41.8	$120.3	$79.6	$41.5	$121.1
Molecular Diagnostics	138.5	32.4	170.9	126.6	27.9	154.5
Blood Screening	14.2	—	14.2	18.6	—	18.6
Total	$231.2	$74.2	$305.4	$224.8	$69.4	$294.2

Breast Health:
Breast Imaging	$214.6	$55.4	$270.0	$197.2	$59.7	$256.9
Interventional Breast Solutions	46.9	8.5	55.4	42.8	8.2	51.0
Total	$261.5	$63.9	$325.4	$240.0	$67.9	$307.9

Medical Aesthetics	$41.6	$43.4	$85.0	$48.3	$43.4	$91.7

GYN Surgical	$92.8	$19.4	$112.2	$89.0	$18.7	$107.7

Skeletal Health	$15.4	$9.0	$24.4	$14.6	$7.9	$22.5
	$642.5	$209.9	$852.4	$616.7	$207.3	$824.0

	Nine Months Ended June 29, 2019			Nine Months Ended June 30, 2018
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$234.3	$119.6	$353.9	$242.8	$119.4	$362.2
Molecular Diagnostics	409.4	93.5	502.9	374.2	79.6	453.8
Blood Screening	41.8	—	41.8	42.5	—	42.5
Total	$685.5	$213.1	$898.6	$659.5	$199.0	$858.5

Breast Health:
Breast Imaging	$627.3	$178.3	$805.6	$568.7	$174.5	$743.2
Interventional Breast Solutions	139.8	26.2	166.0	128.2	24.6	152.8
Total	$767.1	$204.5	$971.6	$696.9	$199.1	$896.0

Medical Aesthetics	$116.5	$122.1	$238.6	$139.3	$129.2	$268.5

GYN Surgical	$268.0	$54.8	$322.8	$262.9	$51.8	$314.7

Skeletal Health	$42.6	$27.2	$69.8	$43.9	$22.9	$66.8
	$1,879.7	$621.7	$2,501.4	$1,802.5	$602.0	$2,404.5

	Three Months Ended		Nine Months Ended
Geographic Regions (in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
United States	$642.5	$616.7	$1,879.7	$1,802.5
Europe	95.9	94.1	299.2	284.7
Asia-Pacific	76.2	74.1	210.1	204.5
Rest of World	37.8	39.1	112.4	112.8
	$852.4	$824.0	$2,501.4	$2,404.5

The following table provides revenue recognized by source:

	Three Months Ended		Nine Months Ended
Revenue by type (in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Capital equipment, components and software	$248.9	$253.0	$736.6	$699.1
Consumables	455.1	424.9	1,318.2	1,274.6
Service	141.6	140.9	424.6	414.3
Other	6.8	5.2	22.0	16.5
	$852.4	$824.0	$2,501.4	$2,404.5

The Company considers revenue to be earned when all of the following criteria are met: the Company has a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount the Company expects to receive, including an estimate of uncertain amounts subject to a constraint to ensure revenue is not recognized in an amount that would result in a significant reversal upon resolution of the uncertainty, is determinable; and the Company has transferred control of the promised items to the customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the contract. The transaction price for the contract is measured as the amount of consideration the Company expects to receive in exchange for the goods and services expected to be transferred. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control of the distinct good or service is transferred. Transfer of control for the Company's products is generally at shipment or delivery, depending on contractual terms, but occurs when title and risk of loss transfers to the customer which represents the point in time when the customer obtains the use of and substantially all of the remaining benefit of the product. The Company recognizes a receivable when it has an unconditional right to payment. Payment terms are typically 30 days in the U.S. but may be longer in international markets. The Company treats shipping and handling costs performed after a customer obtains control of the good as a fulfillment cost and records these costs within costs of product revenue when the corresponding revenue is recognized. The Company's performance obligation related to product sales is satisfied at a point in time. Revenue from support and maintenance contracts, extended warranty and professional services for installation, training and repairs is recognized over time based on the period contracted or as the services are performed as these methods represent a faithful depiction of the transfer of goods and services.

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

Some of the Company's contracts have multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. The Company determines its best estimate of stand-alone selling price using average selling prices over 3 to 12 month periods of data depending on the products or nature of the services coupled with current market considerations. If the product or service does not have a history of sales or if sales volume is not sufficient, the Company relies on prices set by its pricing committees or applicable marketing department adjusted for expected discounts.

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

Remaining Performance Obligations

As of June 29, 2019, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $371.7 million. This remaining performance obligation primarily relates to extended warranty and support and maintenance obligations in the Company's Breast Health, Skeletal Health and Medical Aesthetics reportable segments. The Company expects to recognize approximately 12% of this amount as revenue in 2019, 33% in 2020, 24% in 2021, 19% in 2022, and 12% thereafter. The Company has applied the practical expedient to not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company's Breast Health, Medical Aesthetics and Skeletal Health reportable segments. Contract liabilities are classified as other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. The Company recognized revenue of $37.7 million and $134.8 million in the three and nine months ended June 29, 2019, respectively, that was included in the contract liability balance at September 29, 2018.

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
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at June 29, 2019:

		Fair Value at Reporting Date Using
	Balance as of June 29, 2019	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate cap - derivative	0.4	—	0.4	—
Forward foreign currency contracts	3.0	—	3.0	—
Total	$3.4	$—	$3.4	$—
Liabilities:
Contingent consideration	$7.7	$—	$—	$7.7
Forward foreign currency contracts	0.2	—	0.2	—
Total	$7.9	$—	$0.2	$7.7

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets consist of equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill. There were no such remeasurements for equity investments in the three and nine months ended June 29, 2019 and June 30, 2018. During the second quarter of fiscal 2019, the Company identified indicators of impairment related to its long-lived assets of its Medical Aesthetics reportable segment and recorded impairment charges of $443.8 million, of which $437.0 million was allocated to intangible assets and $6.8 million was allocated to equipment. These are level 3 measurements. During the second quarter of fiscal 2018, the Company recorded impairment charges of $46.0 million and $685.7 million to write-off an in-process research and development intangible asset and goodwill, respectively, related to its Medical Aesthetics reportable segment. As a result of these charges, the remaining carrying value of each asset is zero. These are level 3 measurements. See Note 14 for additional information.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, equity investments, interest rate caps, forward foreign currency contracts, insurance contracts, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company’s interest rate caps and forward foreign currency contracts are recorded at fair value. The carrying amount of the insurance contracts is recorded at the cash surrender value, as required by GAAP, which approximates fair value. The Company believes the carrying amounts of its equity investments approximate fair value.
Amounts outstanding under the Company’s 2018 Credit Agreement (as defined below) and Securitization Program of $1.5 billion and $234.0 million aggregate principal, respectively, as of June 29, 2019 are subject to variable interest rates, which are based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2025 Senior Notes and 2028 Senior Notes had fair values of $963.1 million and $406.0 million, respectively, as of June 29, 2019 based on their trading prices, representing Level 1 measurements. Refer to Note 6 for the carrying amounts of the various components of the Company’s debt.

(4) Business Combinations

Emsor, S.A.

On December 11, 2017, the Company completed the acquisition of Emsor S.A. ("Emsor") for a purchase price of $16.3 million, which included a hold-back of $0.5 million that was paid eighteen months from the date of acquisition, and contingent consideration which the Company estimated at $4.9 million as of the measurement date. The contingent consideration is payable upon Emsor achieving predefined amounts of cumulative revenue over a two-year period from the date of acquisition. Emsor was a distributor of the Company's Breast and Skeletal Health products in Spain and Portugal. Based on the Company's valuation, it allocated $4.6 million of the purchase price to the value of customer relationship intangible assets and $5.7 million to goodwill. The remaining $6.0 million of purchase price was allocated to acquired tangible assets and liabilities.

Faxitron

On July 31, 2018, the Company completed the acquisition of Faxitron Bioptics, LLC ("Faxitron") for a purchase price of $89.5 million, which included hold-backs of $11.7 million payable up to one year from the date of acquisition, and contingent consideration, which the Company estimated at $2.9 million as of the measurement date. The contingent consideration is payable upon Faxitron meeting certain revenue growth metrics. In the first quarter of fiscal 2019, $2.6 million of the hold-back was paid. Faxitron, headquartered in Tucson, Arizona, develops, manufactures, and markets digital radiography systems. Faxitron's results of operations are reported in the Company's Breast Health reportable segment from the date of acquisition.

The total purchase price was allocated to Faxitron's preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values of those assets as of July 31, 2018, as set forth below. The preliminary purchase price allocation is as follows:

Cash	$2.4
Accounts receivable	4.0
Inventory	5.8
Other assets	3.1
Accounts payable and accrued expenses	(8.8)
Deferred revenue	(1.9)
Long-term debt	(3.3)
Identifiable intangible assets:
Developed technology	44.9
In-process research and development	5.5
Customer relationships	0.5
Trade names	2.3
Deferred income taxes, net	(10.6)
Goodwill	45.6
Purchase Price	$89.5

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

Focal Therapeutics

On October 1, 2018, the Company completed the acquisition of Focal Therapeutics, Inc. ("Focal") for a purchase price of $120.1 million, which included hold-backs of $14.0 million payable up to one year from the date of acquisition. In the second quarter of fiscal 2019, $1.5 million of the hold-back was paid. Focal, headquartered in California, manufactures and markets its BioZorb marker, which is an implantable three-dimensional marker that helps clinicians overcome certain challenges in breast conserving surgery.

The total purchase price was allocated to Focal's preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values of those assets as of October 1, 2018, as set forth below. The preliminary purchase price allocation is as follows:

Cash	$2.2
Accounts receivable	2.0
Inventory	7.9
Other assets	0.8
Accounts payable and accrued expenses	(5.6)
Long-term debt	(2.5)
Identifiable intangible assets:
Developed technology	83.1
In-process research and development	11.4
Trade names	2.7
Deferred income taxes, net	(12.6)
Goodwill	30.7
Purchase Price	$120.1

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

SuperSonic Imagine

On June 20, 2019, the Company announced it had entered into exclusive negotiations to acquire SuperSonic Imagine ("SSI") resulting in aggregate cash payments of approximately $85 million, which includes paying off SSI's outstanding debt. SSI is headquartered in Aix-en-Provence, France and specializes in ultrasound medical imaging. The expected structure of the transaction will result in the Company acquiring approximately 46% of SSI's outstanding shares in August 2019, and then subsequently, the Company will file a cash tender offer for all remaining outstanding shares of SSI. This tender offer, which is expected to be completed by the end of calender 2019, may be followed by a mandatory buy-out of any remaining outstanding shares if the applicable legal and regulatory requirements are met.

(5) Restructuring Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. In addition, the Company continually assesses its management and organizational structure. As a result of these assessments, the Company has undertaken various restructuring actions, which are described below. The following table displays charges related to these actions recorded in the fiscal 2019 year to date period (nine months ended June 29, 2019) and fiscal 2018 (the year ended September 29, 2018) and a rollforward of the accrued balances from September 29, 2018 to June 29, 2019:

	Fiscal 2019 Actions	Fiscal 2018 Actions	Fiscal 2016 Actions	Total
Restructuring Charges
Fiscal 2018 charges:
Workforce reductions	$—	$11.7	$—	$11.7
Facility closure costs	—	0.9	1.6	2.5
Fiscal 2018 restructuring charges	$—	$12.6	$1.6	$14.2
Fiscal 2019 charges:
Workforce reductions	$3.4	$1.4	$—	$4.8
Facility closure costs	—	(0.2)	1.4	1.2
Fiscal 2019 restructuring charges	$3.4	$1.2	$1.4	$6.0

	Fiscal 2019 Actions	Fiscal 2018 Actions	Fiscal 2017 Actions	Fiscal 2016 Actions	Other	Total
Rollforward of Accrued Restructuring
Balance as of September 29, 2018	$—	$4.3	$0.8	$3.9	$0.1	$9.1
Fiscal 2019 charges	3.4	1.2	—	1.4	—	6.0
Severance payments and adjustments	(2.5)	(3.9)	(0.6)	—	—	(7.0)
Other payments	(0.1)	(0.5)	—	(1.2)	(0.1)	(1.9)
Balance as of June 29, 2019	$0.8	$1.1	$0.2	$4.1	$—	$6.2

Fiscal 2019 Actions
During the first nine months of fiscal 2019, the Company decided to transfer certain shared services positions to its Costa Rica facility from its Marlborough location and announced the termination of approximately 24 personnel and made other employee termination actions. The charges for these actions are being recorded pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420) for one-time termination benefits. The Company recorded restructuring expenses of $1.0 million, $1.3 million and $1.1 million in the first, second and third quarters of 2019, respectively. The Company expects to record approximately $0.5 million in charges in future quarters as a result of service requirements during the transition period.
Fiscal 2018 Actions
During the first nine months of fiscal 2018, the Company decided to terminate certain employees across the organization, including a corporate executive and primarily sales and marketing personnel in its Diagnostics and Medical Aesthetics reportable segments. The charges were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712) or ASC 420 depending on the employee. As such, the Company recorded severance benefits charges of $3.8 million, $1.8 million and $2.3 million in the first, second and third quarters, respectively. Included within the first quarter charge is $1.3 million related to the modification of equity awards.

During fiscal 2018, the Company finalized its decision and plan to consolidate its legacy international accounting and customer service organizations into its Manchester, UK location and eliminated these positions in Belgium, France, Italy, Spain and Germany. This transition was completed in the first quarter of fiscal 2019 and these employees were terminated. During fiscal 2018, the Company recorded $2.2 million for severance benefits pursuant to both ASC 712 and ASC 420 depending on the legal requirements on a country by country basis. The Company recorded an additional $1.0 million in fiscal 2019 for the remaining pro-rata charges. This plan is completed.

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
Fiscal 2016 Actions
In connection with the closure of the Bedford, Massachusetts facility during the first quarter of fiscal 2017, the Company recorded $3.5 million for lease obligation charges related to the first floor of the facility as the Company determined it had met the cease-use date criteria. The Company made certain assumptions regarding the time period it would take to obtain a subtenant and the sublease rates it can obtain. During the third quarter of fiscal 2017, the Company updated its assumption regarding the time period it would take to obtain a subtenant at the Bedford location and as a result recorded an additional $1.3 million lease obligation charge. During the third quarter of fiscal 2018, the Company further adjusted its assumptions and lowered the estimate of the sublease income rate and extended the time period to obtain a sub-tenant. As a result, the Company recorded an additional charge of $1.6 million. During the third quarter of fiscal 2019, the Company further updated its assumption regarding its ability to sublet the first floor and recorded an additional lease obligation charge of $1.4 million. The Company has partially vacated other portions of the building but not the entire facility, and at this time does not meet the cease-use date criteria to record additional restructuring charges for this facility.

(6) Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	June 29, 2019	September 29, 2018
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$28.0	$74.7
Revolver	—	300.0
Securitization Program	234.0	225.0
Total current debt obligations	$262.0	$599.7
Long-term debt obligations, net of debt discount and deferred issuance costs:
Term Loan	1,461.2	1,376.3
2025 Senior Notes	936.7	935.2
2028 Senior Notes	393.7	393.1
Total long-term debt obligations	$2,791.6	$2,704.6
Total debt obligations	$3,053.6	$3,304.3

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

The credit facilities under the 2018 Credit Agreement consist of:

•	A $1.5 billion secured term loan ("2018 Amended Term Loan") with a maturity date of December 17, 2023; and

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

The Company is required to make scheduled principal payments under the 2018 Amended Term Loan in increasing amounts ranging from $9.375 million per three-month period commencing with the three-month period ending on December 27, 2019 to $28.125 million per three-month period commencing with the three-month period ending on December 29, 2022 and ending on September 29, 2023. The remaining balance of the 2018 Amended Term Loan after the scheduled principal payments, which is $1.2 billion as of June 29, 2019, and any amounts outstanding under the 2018 Amended

Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the 2018 Credit Agreement, the Company may be required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances and insurance recoveries (subject to certain reinvestment rights). These mandatory prepayments are required to be applied by the Company, first, to the 2018 Amended Term Loan, second, to any outstanding amount under any Swing Line Loans, third, to the 2018 Amended Revolver, fourth to prepay any outstanding reimbursement obligations with respect to Letters of Credit and fifth, to cash collateralize any Letters of Credit. Subject to certain limitations, the Company may voluntarily prepay any of the 2018 Credit Facilities without premium or penalty.

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

Borrowings are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Company, with certain exceptions. For example, borrowings under the 2018 Credit Agreement are not secured by those accounts receivable that are transferred to the special purpose entity under the Company's Accounts Receivable Securitization program. The 2018 Credit Agreement contains total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter. The total net leverage ratio covenant was 5.00:1.00 beginning on the Company's fiscal quarter ended December 29, 2018, and remains as such until it decreases to 4.50:1.00 for the quarter ending June 25, 2022. The interest coverage ratio covenant was 3.75:1.00 beginning on the Company's fiscal quarter ended December 29, 2018, and remains as such for each quarter thereafter. The total net leverage ratio is defined as the ratio of the Company's consolidated net debt as of the quarter end to its consolidated adjusted EBITDA (as defined in the 2018 Credit Agreement) for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of the Company's consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on the measurement date to adjusted consolidated cash interest expense (as defined in the 2018 Credit Agreement) for the same measurement period. The Company was in compliance with these covenants as of June 29, 2019.

The Company evaluated the 2018 Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified embedded derivatives that required bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives were a default provision, which could require additional interest payments, and a provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company determined that the fair value of these embedded derivatives was nominal as of June 29, 2019.

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

Interest expense, weighted average interest rate, and interest rate at the end of period under the 2018 and 2017 Credit Agreements in fiscal 2019, and the 2017 Credit Agreement in fiscal 2018 were as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Interest expense	$16.4	$17.1	$51.9	$43.3
Weighted average interest rate	3.85%	3.41%	3.84%	3.11%
Interest rate at end of period	3.78%	3.59%	3.78%	3.59%

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

Interest expense for the 2028 Senior Notes, 2025 Senior Notes and 2022 Senior Notes is as follows:

		Three Months Ended		Nine Months Ended
		June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	Interest Rate	Interest Expense	Interest Expense	Interest Expense	Interest Expense
2028 Senior Notes	4.625%	$4.8	$4.8	$14.4	$8.5
2025 Senior Notes	4.375%	10.9	10.9	32.7	23.8
2022 Senior Notes	5.250%	—	—	—	21.1
Total		$15.7	$15.7	$47.1	$53.4

Accounts Receivable Securitization Program

Effective April 18, 2019, the Company entered into an amendment to extend the Securitization Program an additional year to April 17, 2020. Under the amendment, the maximum borrowing amount increased from $225.0 million to $250.0 million. As of June 29, 2019, there was $234.0 million outstanding under this program.

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
During fiscal 2018, the Company entered into additional separate interest rate cap agreements with multiple counter-parties to extend the expiration date of its hedges by an additional year. The aggregate premium paid for these interest rate cap agreements was $3.7 million, which was the initial fair value of the instruments recorded in the Company's financial statements.
During the second quarter of fiscal 2019, the Company entered into new separate interest rate cap agreements with multiple counter-parties to extend the expiration date of its hedges by an additional year. The aggregate premium paid for these interest cap agreements was $1.5 million, which was the initial fair value of the instruments recorded in the Company’s financial statements.
The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR-based borrowings under its Credit Agreements and therefore are highly effective at offsetting the cash flows being hedged. The Company designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal, which ended on December 28, 2018 for the contracts entered into in fiscal 2017, and which will end on December 27, 2019 and December 23, 2020 for the interest rate cap agreements entered into in fiscal 2018 and fiscal 2019, respectively.
As of June 29, 2019, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial, and all changes in the fair value of the interest rate caps were recorded in the Consolidated Statements of Comprehensive Income (Loss) as a component of AOCI.
During the three and nine months ended June 29, 2019 and June 30, 2018, the Company reclassified $0.8 million and $2.0 million, respectively, and $0.4 million and $3.0 million, respectively, from AOCI to the Consolidated Statements of Operations related to the interest rate cap agreements. The Company expects to similarly reclassify a loss of approximately $3.0 million from AOCI to the Consolidated Statements of Operations in the next twelve months.

The aggregate fair value of these interest rate caps was $0.4 million and $7.7 million at June 29, 2019 and September 29, 2018, respectively, and is included in Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet. Refer to Note 3 “Fair Value Measurements” above for related fair value disclosures.
Forward Foreign Currency Contracts
The Company enters into forward foreign currency exchange contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar, the Chinese Yuan and the Japanese Yen. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. The Company has not elected hedge accounting for any of the forward foreign currency contracts it has executed; however, the Company may seek to apply hedge accounting in future scenarios. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net. During the three and nine months ended June 29, 2019, the Company recorded net realized gains of $3.0 million and $6.5 million, respectively, from settling forward foreign currency contracts and net unrealized losses of $2.1 million and $0.2 million, respectively, on the mark-to-market for its outstanding forward foreign currency contracts. During the three and nine months ended June 30, 2018, the Company recorded net realized losses of $0.3 million and $2.6 million, respectively, from settling forward foreign currency contracts and unrealized gains of $4.7 million and $4.5 million, respectively, on the mark-to-market for its outstanding forward foreign currency contracts.
As of June 29, 2019, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar of forecasted transactions denominated in the Euro, UK Pound, Australian dollar, Canadian Dollar, Chinese Yuan and Japanese Yen with an aggregate notional amount of $76.6 million.
Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of June 29, 2019:

	Balance Sheet Location	June 29, 2019	September 29, 2018
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap agreements	Prepaid expenses and other current assets	$0.3	$6.0
Interest rate cap agreements	Other assets	0.1	1.7
		$0.4	$7.7

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$3.0	$3.2

Liabilities:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$0.2	$0.2

The following table presents the unrealized (loss) gain recognized in AOCI related to the interest rate caps for the following reporting periods:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Amount of (loss) gain recognized in other comprehensive income, net of taxes:
Interest rate cap agreements	$(2.1)	$(0.5)	$(7.5)	$(4.1)

The following table presents the adjustment to fair value (realized and unrealized) recorded within Other income (expense), net in the Consolidated Statements of Operations for derivative instruments for which the Company did not elect hedge accounting:

Derivatives not classified as hedging instruments	Amount of Gain (Loss) Recognized in Income
	Three Months Ended June 29, 2019	Three Months Ended June 30, 2018	Nine Months Ended June 29, 2019	Nine Months Ended June 30, 2018
Forward foreign currency contracts	$0.9	$4.4	$6.3	$1.8

(8) Commitments and Contingencies
Litigation and Related Matters

On November 6, 2015, the Company filed a suit against Minerva Surgical, Inc. (“Minerva”) in the United States District Court for the District of Delaware, alleging that Minerva’s endometrial ablation device infringes U.S. Patent 6,872,183 (the '183 patent), U.S. Patent 8,998,898 and U.S. Patent 9,095,348 (the '348 patent). On January 25, 2016, the Company amended the complaint to include claims against Minerva for unfair competition, deceptive trade practices and tortious interference with business relationships. On February 5, 2016, the Company filed a second amended complaint to additionally allege that Minerva’s endometrial ablation device infringes U.S. Patent 9,247,989 (the '989 patent). On March 4, 2016, Minerva filed an answer and counterclaims against the Company, seeking declaratory judgment on the Company’s claims and asserting claims against the Company for unfair competition, deceptive trade practices, interference with contractual relationships, breach of contract and trade libel. On June 2, 2016, the Court denied the Company’s motion for a preliminary injunction on its patent claims and denied Minerva’s request for preliminary injunction related to the Company’s alleged false and deceptive statements regarding the Minerva product. On June 28, 2018, the Court granted the Company's summary judgment motions on infringement and no invalidity with respect to the ‘183 and ‘348 patents. The Court also granted the Company’s motion for summary judgment on assignor estoppel, which bars Minerva’s invalidity defenses or any reliance on collateral findings regarding invalidity from inter partes review proceedings. The Court also denied all of Minerva’s defenses, including its motions for summary judgment on invalidity, non-infringement, no willfulness, and no unfair competition. On July 27, 2018, after a two-week trial, a jury returned a verdict that: (1) awarded the Company $4.8 million in damages for Minerva’s infringement; (2) found that Minerva’s infringement was not willful; and (3) found for the Company regarding Minerva’s counterclaims. Damages will continue to accrue until Minerva ceases its infringing conduct. On May 2, 2019, the Court issued rulings that denied the parties' post-trial motions, including the Company's motion for a permanent injunction seeking to prohibit Minerva from selling infringing devices. Both parties appealed the Court's rulings regarding the post-trial motions, which remains pending. On March 4, 2016, Minerva filed two petitions at the USPTO for inter partes review of the '348 patent. On September 12, 2016, the PTAB declined both petitions to review patentability of the ‘348 patent. On April 11, 2016, Minerva filed a petition for inter partes review of the '183 patent. On October 6, 2016, the PTAB granted the petition and instituted a review of the '183 patent. On December 15, 2017, the PTAB issued a final written decision invalidating all claims of the ‘183 patent. On February 9, 2018 the Company appealed this decision to the United States Court of Appeals for the Federal Circuit ("Court of Appeals"). On April 19, 2019, the Court of Appeals affirmed the PTAB's final written decision regarding the '183 patent. On July 16, 2019, the Court of Appeals denied the Company’s petition for rehearing in the appeal regarding the '183 patent.

On April 11, 2017, Minerva filed suit against the Company and Cytyc Surgical Products, LLC (“Cytyc”) in the United States District Court for the Northern District of California alleging that the Company’s and Cytyc’s NovaSure ADVANCED endometrial ablation device infringes Minerva’s U.S. patent 9,186,208. Minerva is seeking a preliminary and permanent injunction against the Company and Cytyc from selling this NovaSure device as well as enhanced damages and interest, including lost profits, price erosion and/or royalty. On January 5, 2018, the Court denied Minerva's motion for a preliminary injunction. On February 2, 2018, at the parties’ joint request, this action was transferred to the District of Delaware. On March 26, 2019, the Court issued a claim construction ruling regarding the disputed terms in the patent. Trial is scheduled for July 20, 2020. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On January 30, 2012 and March 6, 2012, Enzo Life Sciences, Inc. ("Enzo") filed suit against the Company and its subsidiary, Gen-Probe Incorporated ("Gen-Probe"), in the United States District Court for the District of Delaware, alleging that certain of Gen-Probe’s diagnostics products, including products that incorporate Gen-Probe’s hybridization protection assay technology (HPA), infringe Enzo’s U.S. patent 6,992,180 (the '180 patent). On July 16, 2012, Enzo amended its complaint to include additional products that include HPA or TaqMan reagent chemistry. Both complaints sought preliminary and permanent injunctive relief and unspecified damages. On March 27, 2015, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware, alleging that certain additional Company molecular diagnostic products also infringe the '180 patent. The complaint further alleged that certain of the Company’s molecular diagnostic products using target capture technology infringed Enzo’s U.S. Patent 7,064,197 (the '197 patent). On October 3, 2016, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware, alleging that products employing the Company's proprietary target capture technologies infringed U.S. Patent 6,221,581 (the '581 patent). The Court granted Enzo’s motion to file an amended complaint adding Grifols Diagnostic Solutions Inc. and Grifols, S.A. (“Grifols”) as parties on November 9, 2017. On April 16, 2019, Enzo and the Company entered into a Settlement and License Agreement, along with Grifols Diagnostics Solutions Inc. and Grifols, S.A. (collectively “Grifols"), to resolve all litigation among them. Under the Settlement Agreement, Enzo granted the Company and Grifols a fully-paid up, royalty-free, non-exclusive and non-transferable (except in certain limited circumstances) world-wide license regarding the '180 patent. Enzo also granted the Company and Grifols a covenant not to sue on certain products, as defined in the Agreement. In exchange, the Company and Grifols agreed to pay Enzo $10.0 million and $3.5 million, respectively, for a total amount of $14.0 million. The Company recorded the $10.5 million charge in the second quarter of fiscal 2019.

On February 3, 2017, bioMérieux, S.A. and bioMérieux, Inc. (collectively “bioMérieux”) filed suit against the Company in the United States District Court for the Middle District of North Carolina ("MDNC"), alleging that the Company’s HIV products, including blood screening products previously manufactured by the Company for its former blood screening partner Grifols Diagnostic Solutions Inc. ("Grifols USA"), infringe U.S. Patent Nos. 8,697,352 and 9,074,262. On January 3, 2018, the MDNC Court granted the parties’ consent motion to transfer the case to Delaware. On May 31, 2018, the Company filed a motion to sever and stay their arbitrable license defense. On June 11, 2019, the Court issued a claim construction ruling regarding the disputed terms in the patents. Trial is scheduled for February 18, 2020. The Company filed petitions for inter partes review of the asserted patents on February 6, 2018. The USPTO denied the Company’s petitions for inter partes review in August and September, 2018. The Company filed requests for rehearing of the denial orders, which requests were denied. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or range of estimates, of potential losses.

On July 27, 2016, plaintiff ARcare, Inc., individually and as putative representative of a purported nationwide class, filed a complaint against Cynosure. The plaintiff alleges that Cynosure violated the Telephone Consumer Protection Act by: (i) sending fax advertisements that did not comply with statutory and Federal Communications Commission requirements that senders provide recipients with certain information about how to opt out from receiving faxed advertisements in the future; and (ii) sending unsolicited fax advertisements. The complaint sought damages, declaratory and injunctive relief, and attorneys’ fees on behalf of a purported class of all recipients of purported fax advertisements that the plaintiff alleges did not receive an adequate opt-out notice. On September 30, 2016, Cynosure answered the complaint and denied liability. On September 7, 2016, the plaintiff sent a demand letter seeking a class settlement for statutory damages under Massachusetts General Laws, Chapter 93A § 9 (“Chapter 93A”). On October 7, 2016, Cynosure responded denying any liability under Chapter 93A, but offering the plaintiff statutory damages of $25 on an individual basis. In March 2017, Cynosure and ARcare entered into a settlement agreement, subject to court approval, which requires Cynosure to pay settlement compensation of $8.5 million notwithstanding the number of claims filed. If approved, Cynosure would receive a full release from the settlement class concerning the conduct alleged in the complaint. On March 14, 2019, the Court entered an order providing preliminary approval of the settlement. During a hearing on July 11, 2019, the Court requested additional information from the parties in assessing whether to grant final approval of the settlement. As a result of the settlement agreement, Cynosure recorded a charge of $9.2 million, in the period ended December 31, 2016, which continues to be accrued as of June 29, 2019.

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

(9) Net Income (Loss) Per Share
A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Basic weighted average common shares outstanding	268,932	273,729	269,586	275,900
Weighted average common stock equivalents from assumed exercise of stock options and issuance of stock units	1,857	1,840	—	—
Diluted weighted average common shares outstanding	270,789	275,569	269,586	275,900
Weighted-average anti-dilutive shares related to:
Outstanding stock options and stock units	2,358	3,326	4,457	4,982
Convertible notes	—	—	—	937

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

(10) Stock-Based Compensation
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cost of revenues	$1.5	$1.8	$5.5	$6.5
Research and development	2.0	2.2	7.4	7.6
Selling and marketing	2.5	2.6	7.9	8.0
General and administrative	7.9	10.6	27.7	29.7
Restructuring	—	—	—	1.3
	$13.9	$17.2	$48.5	$53.1

The Company granted options to purchase 1.0 million and 1.7 million shares of the Company's common stock during the nine months ended June 29, 2019 and June 30, 2018, respectively, with weighted-average exercise prices of $41.28 and $40.76, respectively. There were 5.9 million options outstanding at June 29, 2019 with a weighted-average exercise price of $34.57.
The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Risk-free interest rate	3.0%	**	3.0%	2.1%
Expected volatility	34.3%	**	34.3%	35.3%
Expected life (in years)	4.8	**	4.8	4.7
Dividend yield	—	**	—	—
Weighted average fair value of options granted	$15.07	**	$13.51	$12.98

** There were no stock options granted in the three months ended June 30, 2018.
The Company granted 0.9 million and 0.8 million restricted stock units (RSUs) during the nine months ended June 29, 2019 and June 30, 2018, respectively, with weighted-average grant date fair values of $41.15 and $40.68 per unit, respectively. In addition, the Company granted 0.1 million and 0.6 million performance stock units (PSUs) during the nine months ended June 29, 2019 and June 30, 2018, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $40.97 and $40.86 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company is recognizing compensation expense ratably over the required service period based on its estimate of the number of shares that will vest. If there is a change in the estimate of the number of shares that are probable of vesting, the Company cumulatively adjusts compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million and 0.3 million market based awards (MSUs) to its senior management team during the nine months ended June 29, 2019 and June 30, 2018, respectively. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $55.13 and $49.45 per share using the Monte Carlo simulation model. The Company is recognizing compensation expense for the MSUs ratably over the service period. At June 29, 2019, there was 2.6 million in aggregate RSUs, PSUs and MSUs outstanding.
At June 29, 2019, there was $25.9 million and $69.3 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, PSUs and MSUs), respectively, to be recognized over a weighted-average period of 2.6 and 1.9 years, respectively.

(11) Other Balance Sheet Information

	June 29, 2019	September 29, 2018
Inventories
Raw materials	$173.5	$134.9
Work-in-process	58.4	52.1
Finished goods	236.0	197.1
	$467.9	$384.1

Property, plant and equipment
Equipment	$393.5	$380.3
Equipment under customer usage agreements	429.8	399.6
Building and improvements	195.5	188.3
Leasehold improvements	61.0	63.0
Land	46.3	46.3
Furniture and fixtures	17.7	16.8
	1,143.8	1,094.3
Less – accumulated depreciation and amortization	(674.0)	(616.1)
	$469.8	$478.2

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

Identifiable assets for the five principal operating segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its five reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three and nine months ended June 29, 2019 and June 30, 2018. Segment information is as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Total revenues:
Diagnostics	$305.4	$294.2	$898.6	$858.5
Breast Health	325.4	307.9	971.6	896.0
Medical Aesthetics	85.0	91.7	238.6	268.5
GYN Surgical	112.2	107.7	322.8	314.7
Skeletal Health	24.4	22.5	69.8	66.8
	$852.4	$824.0	$2,501.4	$2,404.5
Income (loss) from operations:
Diagnostics	$45.7	$32.3	$120.1	$103.1
Breast Health	97.5	100.0	294.3	291.2
Medical Aesthetics	(18.6)	(22.2)	(517.6)	(805.3)
GYN Surgical	22.5	22.9	70.0	71.1
Skeletal Health	(1.8)	0.1	(4.1)	3.0
	$145.3	$133.1	$(37.3)	$(336.9)
Depreciation and amortization:
Diagnostics	$61.6	$64.6	$184.9	$193.4
Breast Health	9.3	5.8	27.5	16.2
Medical Aesthetics	20.4	26.9	71.0	82.4
GYN Surgical	21.9	23.0	65.8	68.7
Skeletal Health	0.1	0.2	0.5	0.5
	$113.3	$120.5	$349.7	$361.2
Capital expenditures:
Diagnostics	$14.2	$12.8	$44.7	$38.7
Breast Health	3.0	4.5	9.7	11.8
Medical Aesthetics	1.2	1.6	5.7	6.7
GYN Surgical	4.3	2.5	10.9	8.2
Skeletal Health	0.4	1.3	1.0	2.1
Corporate	2.7	2.0	5.7	6.0
	$25.8	$24.7	$77.7	$73.5

	June 29, 2019	September 29, 2018
Identifiable assets:
Diagnostics	$2,323.7	$2,442.9
Breast Health	1,136.8	972.4
Medical Aesthetics	417.9	913.3
GYN Surgical	1,357.1	1,414.9
Skeletal Health	33.9	30.3
Corporate	1,253.0	1,457.1
	$6,522.4	$7,230.9

The reduction in identifiable assets for the Medical Aesthetics reportable segment was due to the Company recording an impairment charge of $443.8 million in the second quarter of fiscal 2019 (see Note 14).
The Company had no customers that represented greater than 10% of consolidated revenues during the three and nine months ended June 29, 2019 and June 30, 2018.
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
Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
United States	75.4%	74.9%	75.1%	75.0%
Europe	11.3%	11.4%	12.0%	11.8%
Asia-Pacific	8.9%	9.0%	8.4%	8.5%
Rest of World	4.4%	4.7%	4.5%	4.7%
	100.0%	100.0%	100.0%	100.0%

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

The Company’s effective tax rate for the three and nine months ended June 29, 2019 was a provision of 17.8% and a benefit of 40.7%, respectively, compared to a benefit of 7.2% and 67.0% for the corresponding periods in the prior year. For the three months ended June 29, 2019, the effective tax rate differed from the statutory rate primarily due to reserve releases resulting from statute of limitations expirations and favorable audit settlements, and earnings in jurisdictions subject to lower tax rates. For the nine months ended June 29, 2019, the effective tax rate differed from the statutory tax rate primarily due to the effect of the Medical Aesthetics impairment charge recorded in the second quarter of fiscal 2019, earnings in jurisdictions subject to lower tax rates, a $19.2 million discrete benefit related to an internal restructuring, reserve releases resulting from statute of limitations expirations and favorable audit settlements, and finalizing the impact of the enactment of the Tax Cuts and Jobs Act (the "Act") in the first quarter of fiscal 2019.

For the three months ended June 30, 2018, the effective tax rate differed from the statutory tax rate primarily due to a revision in the provisional transition tax liability resulting from revising the estimate of the overall earnings and profits on which the transaction tax is based and earnings in jurisdictions subject to lower tax rates. For the nine months ended June 30, 2018, the effective tax rate differed from the statutory tax rate primarily due to the favorable impact of the Act enacted on December 22, 2017, partially offset by the unfavorable impact of the Medical Aesthetics goodwill impairment charge recorded in the second quarter of fiscal 2018, substantially all of which was non-deductible.

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

As of December 29, 2018, the Company completed its accounting for the tax effects of enactment of the Act. As described below, the Company completed its calculation of the effects on its existing deferred tax balances and the one-time transition tax, and recognized a final net benefit amount of $341.2 million, which is included as a component of income tax expense. At June 30, 2018, the Company had not completed its accounting for the tax effects of enactment of the Act; however, the Company had made a reasonable estimate of the effects on its existing deferred tax balances and the onetime transition tax, and recognized a provisional net benefit of $354.5 million, which was included in income tax expense as of June 30, 2018. This estimate was updated as of September 29, 2018 and the Company recorded a net benefit of $346.2 million in fiscal 2018. The benefit reduction of $5.0 million recorded in the three months ended December 29, 2018 primarily related to credit utilization limitations and executive compensation deduction disallowances resulting from the completion of computations reflecting the effects of clarifying guidance issued by the U.S. Treasury during the quarter.

Deferred tax assets and liabilities: The Company recorded a final net reduction of its deferred tax liabilities of $341.2 million related to the Act, as compared to the Company’s provisional net reduction of $346.4 million as of September 29, 2018. The Act resulted in a tax benefit relating to the re-measurement of certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, partially offset by additional tax expense pertaining to credit utilization limitations and executive compensation deduction disallowances.

Foreign tax effects: The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P) which were previously deferred from U.S. income taxes. The Company finalized its calculation of the total post-1986 foreign E&P for these foreign subsidiaries resulting in no cumulative net income tax expense related to the one-time transition tax.

The Act subjects a U.S. shareholder to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company will account for GILTI in the year the tax is incurred as a period cost.

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

The Company was required to account for the internal restructuring discussed above under ASU 2016-16 and recorded a $29.5 million increase to income tax expense and income tax liabilities and a decrease of $48.7 million to deferred tax expense and net deferred tax liabilities for the nine months ended June 29, 2019. The net result is an increase to net income of $19.2 million, or an earnings per share increase of $0.07, for the nine months ended June 29, 2019.

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

(14) Intangible Assets and Goodwill
Intangible assets consisted of the following:

Description	As of June 29, 2019		As of September 29, 2018
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,288.5	$2,745.1	$4,573.3	$2,505.8
In-process research and development	11.4	—	5.5	—
Customer relationships	546.0	451.7	556.5	428.1
Trade names	283.7	188.4	312.5	175.0
Distribution agreement	24.2	11.2	42.0	8.0
Non-competition agreements	1.5	0.8	1.5	0.5
Business licenses	2.4	2.2	2.4	2.2
Total acquired intangible assets	$5,157.7	$3,399.4	$5,493.7	$3,119.6

Internal-use software	56.0	46.4	58.5	49.3
Capitalized software embedded in products	26.2	6.2	19.6	4.3
Total intangible assets	$5,239.9	$3,452.0	$5,571.8	$3,173.2

During the second quarter of fiscal 2019, one of the in-process research and development projects acquired in the Faxitron acquisition, valued at $2.6 million, was completed and reclassified to developed technology. During the third quarter of fiscal 2019, the remaining in-process research and development project acquired in the Faxitron acquisition, valued at $2.9 million, was completed and reclassified to developed technology.
The estimated remaining amortization expense of the Company's acquired intangible assets as of June 29, 2019 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2019	$90.3
Fiscal 2020	$350.9
Fiscal 2021	$329.5
Fiscal 2022	$318.6
Fiscal 2023	$221.0

Medical Aesthetics Impairment

During the second quarter of fiscal 2019, in connection with commencing its company-wide annual budgeting and strategic planning process as well as evaluating the current operating performance of its Medical Aesthetics reporting unit (comprised solely of the Cynosure business), the Company reduced its short term and long term revenue and operating income forecasts. The updated forecast reflects reduced volume and market penetration projections primarily in the Body Contouring business due to increased competition in the non-invasive fat reduction category, and lower Women's Health product sales primarily from reduced sales volume of the MonaLisa Touch device, which the Company believes is primarily driven by the FDA's public letter in the fourth quarter of fiscal 2018 challenging various medical aesthetics companies marketing of devices for so called "vaginal rejuvenation" procedures relative to their FDA approvals. As a result of the revised forecasts in the second quarter of fiscal 2019, the Company determined indicators of impairment existed and performed an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant, and Equipment - Overall, to determine if the cash flows expected to be generated by this asset group over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset group, which was determined to be at the reporting unit level. Based on this analysis, which included evaluating various cash flow scenarios, the undiscounted cash flows were not sufficient to recover the carrying value of the asset group. As a result, the Company was required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value, the Company utilized the income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows were based on the Company's most recent strategic plan and for periods beyond the strategic plan, the Company's estimates were based on assumed growth rates expected as of the measurement date. The Company believes its assumptions are consistent with the plans and estimates that a market participant would use to manage the business. The discount rate used is intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the asset group. The Company used a discount rate of 11.0%. As a result of this analysis, the fair value of the Medical Aesthetics asset group was below its carrying value, and the Company recorded an impairment charge of $443.8 million during the second quarter of fiscal 2019. The impairment charge was allocated to the long-lived assets as follows: $373.3 million to developed technology, $14.4 million to customer relationships, $31.5 million to trade names, $17.8 million to distribution agreements and $6.8 million to equipment. The Company believes its assumptions used to determine the fair value of the asset group are reasonable. Actual operating results and the related cash flows of the asset group could differ from the estimated operating results and related cash flows. In the event the asset group does not meet its forecasted projections, additional impairment charges could be recorded in the future.

In connection with this analysis, the Company also re-evaluated the remaining useful lives of intangible assets acquired in the Cynosure acquisition and shortened the lives of certain assets.

Goodwill
During the second quarter of fiscal 2018, in connection with commencing its company-wide annual budgeting and strategic planning process, evaluating its current operating performance of its Medical Aesthetics reporting unit, and abandoning an in-process research and development project, the Company reduced its short term and long term revenue and operating income forecasts and determined that indicators of impairment existed in its Medical Aesthetics reporting unit. The updated forecast reflected significantly reduced volume and market penetration projections resulting in lower short-term and long-term profitability than expected at the time of the Cynosure acquisition. As a result of those current events and circumstances at that time, the Company determined that it was more likely than not that this change would reduce the fair value of the reporting unit below its carrying amount. In performing the impairment test, the Company utilized the single step approach under Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). The Goodwill impairment test requires a comparison of the carrying value of the Medical Aesthetics reporting unit to its estimated fair value. To estimate the fair value of the reporting unit, the Company utilized a DCF analysis. The forecasted cash flows were based on the Company's most recent budget and strategic plan at that time and for periods beyond the strategic plan, the Company's estimates were based on assumed growth rates expected as of the measurement date. The Company believed its assumptions were consistent with the plans and estimates used to manage the underlying business. The basis of fair value for Medical Aesthetics assumed the reporting unit would be purchased or sold in a non-taxable transaction, and the discount rate of 12.0% applied to the after-tax cash flows was consistent with that used in the purchase accounting performed in fiscal 2017. As a result of this analysis, the fair value of the Medical Aesthetic reporting unit was significantly below its carrying value, and the Company recorded a goodwill impairment charge of $685.7 million during the second quarter of fiscal 2018. This reporting unit now has a goodwill value of zero. The Company believes its assumptions used to determine the fair value of the reporting unit were reasonable. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.
During the second quarter of fiscal 2018, due to the presence of impairment indicators, the Company also performed an impairment test of this reporting unit’s long-lived assets. This impairment evaluation was based on expectations of future undiscounted cash flows compared to the carrying value of the long-lived assets. The Company’s cash flow estimates were consistent with those used in the goodwill impairment test discussed above. Based on this analysis, the undiscounted cash flows of the Medical Aesthetics long-lived assets were in excess of their carrying value and thus the asset group was deemed to not be impaired. The Company believes its procedures for estimating future cash flows were reasonable and consistent with market conditions at the time of estimation.

(15) Product Warranties
Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Nine Months Ended:
June 29, 2019	$15.9	$10.1	$(11.1)	$14.9
June 30, 2018	$17.0	$13.1	$(14.5)	$15.6

(16) Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated balances of other comprehensive loss for the periods presented:

	Three Months Ended June 29, 2019				Nine Months Ended June 29, 2019
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Total	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(27.4)	$(1.1)	$(2.0)	$(30.5)	$(26.6)	$(1.1)	$2.2	$(25.5)
Other comprehensive income (loss) before reclassifications	(2.4)	—	(2.1)	(4.5)	(3.2)	—	(7.5)	(10.7)
Amounts reclassified to statement of income	—	—	0.8	0.8	—	—	2.0	2.0
Ending Balance	$(29.8)	$(1.1)	$(3.3)	$(34.2)	$(29.8)	$(1.1)	$(3.3)	$(34.2)

	Three Months Ended June 30, 2018				Nine Months Ended June 30, 2018
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Total	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(2.9)	$(1.0)	$3.3	$(0.6)	$(18.5)	$(0.4)	$(1.6)	$4.3	$(16.2)
Other comprehensive income (loss) before reclassifications	(17.9)	—	(0.5)	(18.4)	(2.3)	—	0.6	(4.1)	(5.8)
Amounts reclassified to statement of income	—	—	0.4	0.4	—	0.4	—	3.0	3.4
Ending Balance	$(20.8)	$(1.0)	$3.2	$(18.6)	$(20.8)	$—	$(1.0)	$3.2	$(18.6)

(17) Share Repurchase
On June 13, 2018, the Board of Directors authorized a share repurchase plan to repurchase up to $500.0 million of the Company's outstanding common stock. This share repurchase plan was effective August 1, 2018 and expires on June 13, 2023. Under this authorization, during the nine months ended June 29, 2019, the Company repurchased 4.8 million shares of its common stock for a total consideration of $200.1 million. As of June 29, 2019, $211.5 million remained under this authorization.

(18) New Accounting Pronouncements

See Note 1 for Recently Adopted Accounting Pronouncements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU requires certain changes to the presentation of hedge accounting in the financial statements and certain new or modified disclosures. The ASU also simplifies the application of hedge accounting and expands the strategies that qualify for hedge accounting. This guidance is effective for annual periods beginning after December 15, 2018, and is applicable to the Company in fiscal 2020. The Company is currently evaluating the anticipated impact of the adoption of ASU 2017-12 on its consolidated financial position and results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires an entity to recognize a right-of-use asset and a lease liability for virtually all of its leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Targeted Improvements, to clarify specific guidance issued in ASC 2016-02. The guidance for ASU 2016-02, ASU 2018-10, and ASU 2018-11 is effective for annual periods beginning after December 15, 2018, and is applicable to the Company in fiscal 2020. Early adoption is permitted. The Company currently plans to adopt the standard using the transition method provided by ASU 2018-11. Under this method, the Company plans to initially apply the new leasing rules on September 29, 2019, and recognize the cumulative effect of initially applying the standard as an adjustment to our opening balance of retained earnings, rather than at the earliest comparative period presented in the financial statements.

The Company reached conclusions on several policy elections available under Topic 842 that the Company plans to apply on September 29, 2019. Upon transition, the Company will apply the package of practical expedients and will not reassess whether any expired or existing contracts are or contain leases, the classification of any expired or existing leases, and initial direct costs for any existing leases. The Company will apply the transition package of practical expedients described above to our entire lease portfolio at September 29, 2019. While the Company is still in the process of determining the effect that the new standard will have on its financial position and results of operations, the Company expects to recognize additional assets and corresponding liabilities on its consolidated balance sheets, as a result of its operating lease portfolio as it exists at the adoption date of the new standard on September 29, 2019. Additionally, the Company is in the process of implementing a new lease administration and lease accounting system, and updating our controls and procedures for maintaining and accounting for our lease portfolio under the new standard.

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
Trademark Notice
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 3Dimensions, 3D Mammography, 3D Performance, Affirm Prone, Aptima, BioZorb, Brevera, Clarity HD, Cynosure, Dimensions, Emsor, Faxitron, Fluent, Fluoroscan, Focal, Insight FD, Intelligent 2D, Gen-Probe, Genius 3D Mammography, Horizon, MonaLisa Touch, MyoSure, NovaSure, Panther, Panther Fusion, PicoSure, Rapid Fetal Fibronectin Test, SculpSure, Selenia, Selenia Dimensions, TempSure, ThinPrep, and Tigris.

ACQUISITIONS

Emsor, S.A.

On December 11, 2017, we completed the acquisition of Emsor S.A. ("Emsor") for a purchase price of $16.3 million, which included a hold-back of $0.5 million that was paid eighteen months from the date of acquisition and contingent consideration estimated at $4.9 million. The contingent consideration is payable upon Emsor achieving predefined amounts of cumulative revenue over a two-year period from the date of acquisition. Emsor was a distributor of the Company's Breast and Skeletal Health products in Spain and Portugal.

Faxitron

On July 31, 2018, we completed the acquisition of Faxitron Bioptics, LLC or Faxitron, for a purchase price of $89.5 million, which included hold-backs of $11.7 million that are payable up to one year from the date of acquisition, and contingent consideration, which we estimated at $2.9 million. The contingent consideration is payable upon meeting certain revenue growth metrics. In the first quarter of fiscal 2019, $2.6 million of the hold-back was paid. Faxitron, headquartered in Tucson, Arizona, develops, manufactures, and markets digital radiography systems. Faxitron's results of operations are reported in our Breast Health reportable segment from the date of acquisition. Based on our preliminary purchase price allocation, we have allocated $53.2 million of the purchase price to the preliminary value of intangible assets and $45.6 million to goodwill. The allocation of the purchase price is preliminary as we continue to gather information supporting the acquired assets and liabilities.

Focal Therapeutics

On October 1, 2018, we completed the acquisition of Focal Therapeutics, Inc., or Focal, for a purchase price of $120.1 million, which included hold-backs of $14.0 million that are payable up to one year from the date of acquisition. In the second quarter of fiscal 2019, $1.5 million of the hold-back was paid. Focal, headquartered in California, manufactures and markets its BioZorb marker, which is an implantable three-dimensional marker that helps clinicians overcome certain challenges in breast conserving surgery. Focal's results of operations are reported in our Breast Health reportable segment from the date of acquisition. Based on our preliminary purchase price allocation, we have allocated $97.2 million of the purchase price to the preliminary value of intangible assets and $30.7 million to goodwill. The allocation of the purchase price is preliminary as we continue to gather information supporting the acquired assets and liabilities.

RESULTS OF OPERATIONS
All dollar amounts in tables are presented in millions.
Product Revenues

	Three Months Ended						Nine Months Ended
	June 29, 2019		June 30, 2018		Change		June 29, 2019		June 30, 2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$298.6	35.0%	$287.9	34.9%	$10.7	3.7%	$879.1	35.1%	$840.6	35.0%	$38.5	4.6%
Breast Health	208.1	24.4%	191.6	23.4%	16.5	8.6%	614.0	24.5%	551.8	22.9%	62.2	11.3%
Medical Aesthetics	68.6	8.0%	75.9	9.2%	(7.3)	(9.6)%	191.8	7.7%	222.4	9.2%	(30.6)	(13.8)%
GYN Surgical	111.9	13.1%	107.4	13.0%	4.5	4.2%	322.0	12.9%	313.9	13.1%	8.1	2.6%
Skeletal Health	16.8	2.0%	15.1	1.8%	1.7	11.3%	47.9	1.9%	45.0	1.9%	2.9	6.4%
	$704.0	82.5%	$677.9	82.3%	$26.1	3.9%	$2,054.8	82.1%	$1,973.7	82.1%	$81.1	4.1%

We generated an increase in product revenues in both the current three and nine month periods of 3.9% and 4.1%, respectively, compared to the corresponding periods in the prior year. In the current three and nine month periods, we had increases across all our business segments except Medical Aesthetics, which experienced a decline in volume of SculpSure and MonaLisa Touch system sales in both periods.
Diagnostics product revenues increased $10.7 million and $38.5 million or 3.7% and 4.6%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to increases in Molecular Diagnostics of $16.7 million and $49.4 million, respectively, partially offset by decreases in Cytology & Perinatal of $0.8 million and $8.3 million, respectively. In addition, revenue from blood screening, which we divested in the second quarter of fiscal 2017, decreased $5.2 million and $2.6 million, respectively, under our agreement to provide Grifols manufacturing support through a transition services period and long term access to Panther instrumentation and certain supplies. Molecular Diagnostics product revenue (excluding blood screening) was $168.6 million and $495.3 million in the current three and nine month periods, respectively, compared to $151.9 million and $445.9 million, respectively, in the corresponding periods in the prior year. The increase was primarily attributable to sales volume of our Aptima family of assays, which increased $8.4 million and $30.9 million, respectively, in the current three and nine month periods on a worldwide basis primarily due to our increased installed base of Panther instruments. This installed base is driving higher volumes of assay testing. In addition, we had an increase in worldwide sales of our virology products for which we have recently received certain international regulatory approvals as part of our strategy to expand our menu of assays on the Panther platform. Cytology & Perinatal product revenue decreased slightly in the current quarter and for the current nine month period. The decrease was primarily due to lower Perinatal volumes, which we primarily attribute to a shift in ordering patterns, and lower domestic ThinPrep test volumes, which we primarily attribute to screening interval expansion as well as a slight decline in average selling prices, partially offset by an increase in international volumes on a worldwide basis. The increase in revenues in both periods was partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies.
Breast Health product revenues increased $16.5 million and 62.2 million, or 8.6% and 11.3%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the inclusion of Faxitron and Focal which contributed combined revenues of $11.8 million and $35.7 million in the current three and nine month periods, respectively. In addition, we had increased unit volumes of our digital mammography systems, primarily our newest 3Dimensions and 3D Performance systems, which complement our older 3D systems for which we had lower sales, and an increase in our newer workflow products, consisting of Intelligent 2D, Clarity HD, and SmartCurve upgrades, partially offset by lower sales of our Brevera breast biopsy system due to supply constraints, Affirm Prone table and 3D software upgrades. The increase in revenues in both periods was partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies.
Medical Aesthetics product revenue decreased $7.3 million and $30.6 million, or (9.6)% and (13.8)%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a decrease in Body Contouring product revenues on a worldwide basis primarily driven by lower volumes of SculpSure lasers, Submental upgrades and related PAC keys, which we believe is due to continuing challenges in our domestic sales force and increased competition in the non-invasive fat reduction category, and lower Women's Health product sales primarily from lower sales volume of our MonaLisa Touch device, which we believe is primarily driven by the FDA's public letter in the fourth quarter of fiscal 2018 challenging various medical aesthetics companies' marketing of devices for so called "vaginal rejuvenation" procedures relative to their FDA approvals. In November of 2018, we received confirmation from the FDA that we had adequately addressed all of the concerns expressed in their letter and we continue to market our Women’s Health products accordingly. These decreases were partially offset by higher Skin product revenue in both the current three and nine month periods compared to the corresponding periods in the prior year. In the current three month period, higher Skin product revenue was primarily driven by Icon and TempSure system sales. In the current nine month period, higher Skin product revenue was primarily driven by the TempSure product line being available for nine months as compared to six months in the prior year and relaunch of the TempSure product line in the first quarter of 2019 after the voluntary recall in the fourth quarter of fiscal 2018 in response to the FDA letter referred to above. The revenue decline in both periods was also due to the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies.
GYN Surgical product revenues increased $4.5 million and $8.1 million, or 4.2% and 2.6%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to increases in the volume of MyoSure system sales of $4.2 million and $7.6 million, respectively, and increases in Fluent systems sales of $3.1 million and $6.8 million, respectively, as Fluent was launched in the fourth quarter of fiscal 2018. These increases were partially offset by decreases in NovaSure systems sales of $5.2 million and $11.0 million, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year. We attribute the decrease in NovaSure sales primarily to increased competition and a stagnant market for endometrial ablation. In addition, we have experienced a slight reduction in average selling prices across many of our MyoSure and Novasure devices, which were partially offset by an increase in sales volume for the higher priced NovaSure ADVANCED device.

Skeletal Health product revenues increased $1.7 million and $2.9 million, or 11.3% and 6.4%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year. The increase in the current quarter was primarily due to an increase in sales volume of our Horizon DXA systems, which was partially offset by lower sales volume of our Insight FD mini C-arm system. The increase in the current nine month period was primarily due to an increase in sales volume of both our Horizon DXA and Insight FD mini C-arm systems.
Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
United States	74.7%	74.1%	74.3%	74.1%
Europe	11.4%	11.4%	12.3%	12.1%
Asia-Pacific	9.3%	9.4%	8.7%	8.9%
Rest of World	4.6%	5.1%	4.7%	4.9%
	100.0%	100.0%	100.0%	100.0%
In both the current three and nine month periods compared to the corresponding periods in the prior year, the percentage of product revenue derived from the U.S. increased while the Rest of World decreased which we primarily attributed to strong growth in domestic mammography system sales, revenues from the Faxitron and Focal acquisitions, which are predominantly US based, and strong molecular diagnostics growth coupled with lower revenue in Latin America which we believe is primarily attributable to macroeconomic and political challenges in the region.
Service and Other Revenues

	Three Months Ended						Nine Months Ended
	June 29, 2019		June 30, 2018		Change		June 29, 2019		June 30, 2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$148.4	17.4%	$146.1	17.7%	$2.3	1.6%	$446.6	17.9%	$430.8	17.9%	$15.8	3.7%
Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment, and to a lesser extent, our Medical Aesthetics business. The Breast Health business continues to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period. Our Medical Aesthetics business represented 11.1% and 10.5% of service and other revenues in the three and nine months ended June 29, 2019, respectively, and 10.8% and 10.7% of service and other revenues in the three and nine months ended June 30, 2018, respectively. Service revenues increased 1.6% and 3.7% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily due to higher installation, spare parts, and service contract conversion and renewal rates for our Breast Health business. In addition, in the current year periods, Breast Health had higher license revenue.

Cost of Product Revenues

	Three Months Ended						Nine Months Ended
	June 29, 2019		June 30, 2018		Change		June 29, 2019		June 30, 2018		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$235.8	33.5%	$226.1	33.4%	$9.7	4.3%	$700.8	34.1%	$656.9	33.3%	$43.9	6.7%
Amortization of Intangible Assets	78.6	11.2%	79.4	11.7%	(0.8)	(1.0)%	239.9	11.7%	239.0	12.1%	0.9	0.4%
Impairment of Intangible Assets and Equipment	—	—%	—	—%	—	100.0%	374.6	18.2%	—	—%	374.6	100.0%
	$314.4	44.7%	$305.5	45.1%	$8.9	2.9%	$1,315.3	64.0%	$895.9	45.4%	$419.4	46.8%
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 33.5% and 34.1% in the current three and nine month periods, respectively, compared to 33.4% and 33.3% in the corresponding periods in the prior year. Cost of product revenues as a percentage of product revenues in the current three and nine month periods increased primarily due to unfavorable manufacturing variances, product mix, step-up in fair value of inventory acquired in the Focal acquisition that resulted in additional costs of $1.8 million and $5.4 million, respectively, increased tariff costs for products imported into China of $2.4 million and $5.6 million, respectively, and higher international freight costs.
Diagnostics' product costs as a percentage of revenue decreased in the current three month period compared to the corresponding period in the prior year primarily due to improved molecular diagnostics' gross margin from increased volume of Aptima assays and viral assays. Diagnostics' product costs as a percentage of revenue increased slightly in the current nine month period compared to the corresponding period in the prior year primarily due to lower ThinPrep Pap test and Perinatal sales, and unfavorable manufacturing variances. These cost increases were partially offset by improved molecular diagnostics' gross margin from increased volume of Aptima assays and viral assays.
Breast Health’s product costs as a percentage of revenue increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to unfavorable manufacturing and purchase price variances, the acquisition of Focal in the first quarter of fiscal 2019 and the related impact of stepping-up the acquired inventory to fair value in purchase accounting that resulted in additional costs of $1.8 million and $5.4 million in the current three and nine month periods, respectively, and tariff costs in China. The increases in costs as a percentage of revenue in both periods were partially offset by higher domestic sales volume of the higher margin 3Dimensions system sales. In addition, gross margin was lower in the current three month period due to lower 3D software upgrades, and in the current nine month period, due to an increase in the sales volume of digital mammography systems internationally, which have lower average selling prices than domestic system sales, and an increase in inventory reserve charges.
Medical Aesthetics' product costs as a percentage of revenue increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to lower sales volume, unfavorable product mix as we sold fewer units of our higher margin SculpSure laser and related PAC keys and MonaLisa Touch device, unfavorable manufacturing variances, increased inventory reserves, and tariff costs in China.
GYN Surgical’s product costs as a percentage of revenue decreased slightly in the current three month period compared to the corresponding period in the prior year primarily due to favorable manufacturing variances from overall increased volumes. Product costs were relatively consistent in the current nine month period compared to the corresponding period in the prior year. While there is a continued mix shift to the lower margin MyoSure products from NovaSure comprising a higher percentage of GYN Surgical product sales and increased sales of Fluent, this trend wass offset by an increase in sales volume in the current three and nine month periods for the higher margin NovaSure ADVANCED device compared to the Classic device.
Skeletal Health’s product costs as a percentage of revenue decreased in the current three month period compared to the corresponding period in the prior year primarily due to favorable manufacturing variances. Product costs as a percentage of revenue were relatively consistent for the current nine month period compared to the corresponding period in the prior year.

Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense decreased in the current three month period compared to the corresponding period in the prior year primarily due to lower amortization from intangible assets acquired in the Cynosure acquisition which were written down in the second quarter of fiscal 2019 (partially offset by shortening the remaining life of certain assets) and lower amortization of intangible assets acquired in the Cytyc acquisition which reduce over time. These decreases were partially offset by combined amortization expense related to intangible assets acquired in the Faxitron and Focal acquisitions of $3.2 million in the current quarter. Amortization expense increased slightly in the current nine month period compared to the corresponding period in the prior year primarily due to combined amortization expense related to intangible assets acquired in the Faxitron and Focal acquisitions of $9.5 million, partially offset by lower amortization from the impaired intangible assets acquired in the Cynosure acquisition which were written down in the second quarter of fiscal 2019 and lower amortization of intangible assets acquired in the Cytyc acquisition which reduce over time.
Impairment of Intangible Assets and Equipment. During the second quarter of fiscal 2019, in connection with commencing our company-wide annual budgeting and strategic planning process as well as evaluating the current operating performance of our Medical Aesthetics reporting unit (comprised solely of the Cynosure business), we reduced our short term and long term revenue and operating income forecasts. The updated forecast reflects reduced volume and market penetration projections primarily in our Body Contouring business due to increased competition in the non-invasive fat reduction category, and lower Women's Health product sales primarily from reduced sales volume of the MonaLisa Touch device, which we believe is primarily driven by the FDA's public letter in the fourth quarter of fiscal 2018. As a result of the revised forecasts in the second quarter of fiscal 2019, we determined indicators of impairment existed and performed an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant, and Equipment - Overall, to determine if the cash flows expected to be generated by this asset group over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset group. Based on this analysis, which included evaluating various cash flow scenarios, the undiscounted cash flows were not sufficient to recover the carrying value of the asset group. As a result, we were required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value, we utilized the income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows were based on our most recent strategic plan at that time and for periods beyond the strategic plan, our estimates were based on assumed growth rates expected as of the measurement date. We believe our assumptions were consistent with the plans and estimates that a market participant would use to manage the business. The discount rate used is intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the asset group. We used a discount rate of 11.0%. As a result of this analysis, the fair value of the Medical Aesthetics asset group was below its carrying value, and we recorded an aggregate impairment charge of $443.8 million during the second quarter of fiscal 2019. The impairment charge was allocated to the long-lived assets and $373.3 million of developed technology intangible assets and $1.3 million of equipment was written off to cost of product revenues. We believe our assumptions used to determine the fair value of the asset group were reasonable. Actual operating results and the related cash flows of the asset group could differ from the estimated operating results and related cash flows. In the event the asset group does not meet its forecasted projections, additional impairment charges could be recorded in the future.
Cost of Service and Other Revenues

	Three Months Ended						Nine Months Ended
	June 29, 2019		June 30, 2018		Change		June 29, 2019		June 30, 2018		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$93.2	62.8%	$82.5	56.5%	$10.7	13.0%	$264.7	59.3%	$232.9	54.1%	$31.8	13.7%
Service and other revenues gross margin decreased to 37.2% and 40.7% in the current three and nine month periods compared to 43.5% and 45.9% in the corresponding periods in the prior year primarily due to an increase in costs in Breast Health to repair digital mammography systems under service contracts, which includes unfavorable margins on spare parts, increased departmental spend and higher freight costs, and increased field service costs in Medical Aesthetics. In the current nine month period, the reduced gross margin was partially offset by an increase in Breast Health license revenue, which has a higher gross margin.

Operating Expenses

	Three Months Ended						Nine Months Ended
	June 29, 2019		June 30, 2018		Change		June 29, 2019		June 30, 2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$61.4	7.2%	$54.4	6.6%	$7.0	12.9%	$171.8	6.9%	$166.0	6.9%	$5.8	3.5%
Selling and marketing	143.6	16.9%	141.1	17.1%	2.5	1.8%	423.1	16.9%	411.1	17.1%	12.0	2.9%
General and administrative	79.9	9.4%	86.3	10.5%	(6.4)	(7.4)%	248.5	9.9%	248.0	10.3%	0.5	0.2%
Amortization of intangible assets	11.9	1.4%	15.3	1.9%	(3.4)	(22.3)%	40.1	1.6%	44.4	1.8%	(4.3)	(9.7)%
Impairment of intangible assets and equipment	—	—%	—	—%	—	—%	69.2	2.8%	46.0	1.9%	23.2	50.4%
Impairment of Goodwill	—	—%	—	—%	—	—%	—	—%	685.7	28.5%	(685.7)	(100.0)%
Restructuring charges	2.7	0.3%	5.8	0.7%	(3.1)	(53.4)%	6.0	0.2%	11.4	0.5%	(5.4)	(47.4)%
	$299.5	35.1%	$302.9	36.8%	$(3.4)	(1.1)%	$958.7	38.3%	$1,612.6	67.1%	$(653.9)	**
Research and Development Expenses. Research and development expenses increased 12.9% and 3.5% in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a $4.5 million charge related to the purchase of intellectual property in the third quarter of fiscal 2019, higher compensation expense in Breast Health due to increased headcount and the inclusion of expenses from the Faxitron and Focal acquisitions, partially offset by a decrease in project spend and a reduction in Diagnostics from lower headcount. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses increased 1.8% and 2.9% in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to expenses attributable to the Faxitron and Focal acquisitions of $6.5 million and $14.9 million for the current three and nine month periods, respectively, an increase in commissions and third-party commissions in Breast Health from higher revenues, increased sales personnel head count in Surgical, increased marketing initiatives in Diagnostic, and higher travel and international trade shows partially offset by lower Medical Aesthetics expenses primarily due to lower compensation expense as a result of lower headcount and commissions, a reduction in marketing initiatives spend and lower trade show expense.
General and Administrative Expenses. General and administrative expenses decreased 7.4% and increased 0.2% in the current three and nine month periods compared to the corresponding periods in the prior year. The decrease in the current three month period is primarily due to lower legal expenses as the prior year period had higher litigation costs related to the Fuji, Enzo and Minerva lawsuits, lower depreciation expense due to fiscal 2018 including accelerated depreciation of Cynosure's SAP ERP system and decreased stock-based compensation. The increase in the current nine month period is primarily due to higher facility and infrastructure costs, an increase in tax consulting fees related to integration of acquired businesses, an increase in accounting and consulting fees related to the adoption of new accounting standards, higher compensation and benefits due to increased headcount, and an increase in international bad debt expense. Additionally, the first quarter of fiscal 2018 included a $4.0 million benefit due to resolution of a non-income tax matter. Partially offsetting these increases in the current nine month period was lower depreciation expense as fiscal 2018 included accelerated depreciation of Cynosure's SAP ERP system, a net decrease in legal fees and charges primarily related to the Fuji and Minerva lawsuits partially offset by settling the Enzo lawsuit in the second quarter of fiscal 2019, and lower stock compensation expense.
Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, distributor relationships and business licenses related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 5 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to lower amortization from the intangible assets acquired in the Cynosure acquisition which were written down in the second quarter of fiscal 2019.

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
Restructuring Charges. We have implemented various cost reduction initiatives to align our cost structure with our operations and in connection with our acquisition of Cynosure and related integration activities. These actions have primarily resulted in the termination of employees. As such, we have recorded severance benefit charges of $1.3 million and $4.8 million in the current three and nine month periods, respectively. In the prior year three and nine month periods, we recorded severance benefit charges of $3.3 million and $8.9 million, respectively, related to various actions. In addition, we recorded lease obligation charges of $1.4 million in the current three and nine month periods, and $2.5 million in the prior year three and nine month periods. For additional information pertaining to restructuring actions and charges, please refer to Note 5 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.
Interest Expense

	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Change		June 29, 2019	June 30, 2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(35.1)	$(34.5)	$(0.6)	1.7%	$(106.0)	$(114.4)	$8.4	(7.3)%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense in the current three month period increased primarily due to lower proceeds received under our interest rate cap agreements that hedge the variable interest rate under our credit facilities in the current quarter as compared to the corresponding period in the prior year as well as an increase in LIBOR year over year, the basis for determining interest expense under our 2018 Credit Agreement. Interest expense in the current nine month period has decreased primarily due to refinancing our 2022 Senior Notes with our 2025 and 2028 Senior Notes that carry lower rates, and proceeds received under our interest rate cap agreements that hedge the variable interest rate under our credit facilities, partially offset by increased interest expense under our 2018 Credit Agreement due to an increase in LIBOR.

Debt Extinguishment Losses

	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Change		June 29, 2019	June 30, 2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Debt Extinguishment Losses	$—	$—	$—	—%	$(0.8)	$(45.9)	$45.1	(98.3)%
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
Other Income, net

	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Change		June 29, 2019	June 30, 2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income, net	$2.9	$5.2	$(2.3)	(44.2)%	$5.8	$2.9	$2.9	100.0%

For the current three month period, this account primarily consisted of a gain of $1.4 million on the cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains and net foreign currency exchange gains of $0.7 million primarily from realized gains from settling forward foreign currency contracts, partially offset by the mark-to-market of outstanding forward foreign currency exchange contracts. For the third quarter of fiscal 2018, this account primarily consisted of net foreign currency exchange gains of $4.7 million primarily from the mark-to market of outstanding forward foreign currency exchange contracts and $0.5 million of gains on an increase in the cash surrender value of life insurance contracts related to our deferred compensation plan.

For the current nine month period, this account primarily consisted of net foreign currency exchange gains of $4.6 million primarily from realized gains from settling forward foreign currency exchange contracts, a gain of $0.8 million on the sale of an investment and a gain of $0.5 million on the cash surrender value of life insurance contracts related to our deferred compensation plans. For the prior year corresponding nine month period, this account primarily consisted of net foreign currency exchange gains of $1.8 million, a gain of $1.7 million on the cash surrender value of life insurance contracts and a $0.7 million insurance recovery partially offset by a realized loss of $0.6 million on the sale of a marketable security.
Provision (Benefit) for Income Taxes

	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Change		June 29, 2019	June 30, 2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision (Benefit) for Income Taxes	$20.4	$(7.6)	$28.0	**	$(54.9)	$(328.1)	$273.2	**
** Percentage not meaningful

Our effective tax rate for the three and nine months ended June 29, 2019 was a provision of 17.8% and a benefit of 40.7%, respectively, compared to a benefit of 7.2% and 67.0% for the corresponding periods in the prior year. For the three months ended June 29, 2019, the effective tax rate differed from the statutory rate primarily due to reserve releases resulting from statute of limitations expirations and favorable audit settlements, and earnings in jurisdictions subject to lower tax rates. For the nine months ended June 29, 2019, the effective tax rate differed from the statutory tax rate primarily due to the effects of the Medical Aesthetics impairment charge recorded in the second quarter of fiscal 2019, earnings in jurisdictions subject to lower tax rates, a $19.2 million discrete benefit related to internal restructuring, reserve releases resulting from statute of limitations expirations and favorable audit settlements, and finalizing the impact of the enactment of the Tax Cuts and Jobs Act (the “Act”) in the first quarter of fiscal 2019.

For the three months ended June 30, 2018, the effective tax rate differed from the statutory tax rate primarily due to a revision in the provisional transition tax liability resulting from revising the estimate of the overall earnings and profits on which the transaction tax is based and earnings in jurisdictions subject to lower tax rates. For the nine months ended June 30, 2018, the effective tax rate differed from the statutory tax rate primarily due to the favorable impact of the Act enacted on December 22, 2017, partially offset by the unfavorable impact of the Medical Aesthetics goodwill impairment charge recorded in the second quarter of fiscal 2018, substantially all of which was non-deductible.

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
Diagnostics

	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Change		June 29, 2019	June 30, 2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$305.4	$294.2	$11.2	3.8%	$898.6	$858.5	$40.1	4.7%
Operating Income	$45.7	$32.3	$13.4	41.5%	$120.1	$103.1	$17.0	16.5%
Operating Income as a % of Segment Revenue	15.0%	11.0%			13.4%	12.0%
Diagnostics revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the fluctuations in product revenues discussed above.

Operating income for this business segment increased in the current three month period compared to the corresponding period in the prior year due to an increase in gross profit from higher revenues with higher gross margins and a decrease in operating expenses. Gross margin was 47.8% and 46.2% in the current three month period and corresponding prior year period, respectively. The increase in gross profit was primarily due to increased sales of our Aptima family of assays. The decrease in operating expenses was primarily due to a decrease in salary compensation from decreased headcount, lower stock-based compensation, a reduction in legal expenses from settling the Enzo lawsuit, and lower clinical trial expenses based on the timing of projects, partially offset by increased marketing initiatives.

Operating income increased in the current nine month period compared to the corresponding period in the prior year due to an increase in gross profit from higher revenues partially offset by an increase in operating expenses. Gross margin was 47.5% and 46.9% in the current nine month period and corresponding prior year period, respectively. The improved molecular diagnostics' gross margin from increased volume of Aptima assays was partially offset by lower ThinPrep Pap test and Perinatal volumes and unfavorable manufacturing variances. Operating expenses increased in the current nine month period compared to the corresponding period in the prior year primarily due to the $10.5 million settlement charge recorded in the second quarter of fiscal 2019 related to the Enzo litigation, an increase in marketing initiatives and trade shows, and higher sales expense partially offset by lower compensation expense due to a decrease in headcount, lower clinical trial expenses based on the timing of projects, a reduction in legal fees, and lower amortization expense.
Breast Health

	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Change		June 29, 2019	June 30, 2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$325.4	$307.9	$17.5	5.7%	$971.6	$896.0	$75.6	8.4%
Operating Income	$97.5	$100.0	$(2.5)	(2.5)%	$294.3	$291.2	$3.1	1.0%
Operating Income as a % of Segment Revenue	30.0%	32.5%			30.3%	32.5%
Breast Health revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to increases of $16.5 million and $62.2 million in product revenue, respectively, discussed above and an increase of $1.0 million and $13.4 million in service revenue, respectively, related to continued conversion of a high percentage of the installed base of digital mammography systems to service contracts upon expiration of the warranty period and to a lesser extent an increase in spare parts revenues and an increase in license revenue in the current nine month period.

Operating income for this business segment decreased in the current three month period compared to the corresponding period in the prior year primarily due to a decrease in gross margin due to unfavorable manufacturing variances, increased service costs related primarily to spare parts, an increase in amortization expense from the Faxitron and Focal acquisitions, the fair value adjustment related to Focal inventory sold of $1.8 million, tariff costs in China, increase in freight costs and the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies. These decreases were partially offset by increased sales volume of the higher margin 3Dimensions system sales. Gross margin was 57.5% and 60.0% in the current three month period and corresponding prior year period, respectively. Operating expenses increased in the current three month period compared to the corresponding period in the prior year primarily due to the inclusion of expenses from the Faxitron and Focal acquisitions aggregating $9.0 million, an increase in compensation from higher headcount in the Breast Health segment, an increase in marketing initiatives and trade shows, partially offset by a decrease in legal expenses as a result of settling the Fuji litigation and a reduction in third party commissions.
Operating income for this business segment increased in the current nine month period compared to the corresponding period in the prior year primarily due to the increase in gross profit from higher revenues partially offset by increased operating expenses. The overall gross margin decreased to 57.4% in the current nine month period compared to 60.1% in the corresponding period in the prior year primarily due to the increase in service revenue, which has lower margins, unfavorable manufacturing variances, increased service costs related primarily to spare parts, an increase in amortization expense from the Faxitron and Focal acquisitions, the fair value adjustment related to Focal inventory sold of $5.4 million, tariff costs in China, and the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies, partially offset by favorable product gross margins from sales volume increases in the 3Dimensions and 3D Performance systems, which have higher average selling prices, sales volume increases in higher margin 3D upgrades, and an increase in license revenue. Partially offsetting higher gross profit, operating expenses increased in the current nine month period compared to the corresponding period in the prior year primarily due to an increase in compensation from higher headcount in the Breast Health segment, the inclusion of expenses from the Faxitron and Focal acquisitions aggregating $23.4 million, higher sales commissions, increased travel expenses, increased R&D project expenses, and increased commissions from higher sales, partially offset by lower legal expenses as a result of a benefit from settling the Fuji litigation, and a reduction in consulting expenses and marketing initiatives.

Medical Aesthetics

	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Change		June 29, 2019	June 30, 2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$85.0	$91.7	$(6.7)	(7.3)%	$238.6	$268.5	$(29.9)	(11.1)%
Operating Loss	$(18.6)	$(22.2)	$3.6	(16.2)%	$(517.6)	$(805.3)	$287.7	**
Operating Loss as a % of Segment Revenue	(21.8)%	(24.2)%			(216.9)%	(299.9)%
** Percentage not meaningful
Medical Aesthetics revenue decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the fluctuations in product revenue discussed above.
The operating loss for this business segment decreased in the current three month period compared to the corresponding period in the prior year primarily due to a decrease in operating expenses partially offset by a reduction in gross profit from lower revenues and lower gross margin. Gross margin was 35.3% and 42.1% in the current three month period and corresponding prior year period, respectively. The decrease in gross margin was primarily due to lower sales volume of our higher margin MonaLisa Touch device and SculpSure laser and related PAC keys, higher sales of lower margin Icon and PicoSure systems, unfavorable manufacturing variances, an increase in inventory reserves, increased service costs, tariffs in China and the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies. Partially offsetting the decrease in gross profit, operating expenses were lower in the current three month period primarily due to a decrease in compensation related to lower headcount across the organization from attrition and initiatives to right-size spending relative to operating results, lower depreciation expense as the prior year period included accelerated depreciation expense related to the abandonment of Cynosure's SAP ERP system, lower amortization expense as a result of impairing the intangible assets in the second quarter of fiscal 2019, a reduction in restructuring charges, and lower marketing initiative spend.
The operating loss in the current nine month period and the corresponding period in the prior year included an intangible asset and equipment impairment charge of $443.8 million recorded in the second quarter of fiscal 2019 and impairment charges aggregating $731.7 million for goodwill and an in-process research and development intangible asset recorded in the second quarter of fiscal 2018. Excluding the impairment charges, the operating loss for this business segment increased $0.2 million in the current nine month period compared to the corresponding period in the prior year due to a decrease in gross profit from lower revenues and lower gross margin, partially offset by a reduction in operating expenses. Gross margin, excluding impairment charges, decreased primarily due to lower sales volume of our higher margin MonaLisa Touch device and SculpSure laser and related PAC keys, higher sales of lower margin Icon and PicoSure systems, unfavorable manufacturing variances, an increase in inventory reserves, increased service costs, tariffs in China, and the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies.
Partially offsetting the decrease in gross profit, operating expenses were lower in the current nine month period compared to the corresponding period in the prior year primarily due to a decrease in compensation related to lower headcount across the organization from attrition and initiatives to right-size spending relative to operating results, lower depreciation expense as the prior year periods included accelerated depreciation expense related to the abandonment of Cynosure's SAP ERP system, a reduction in restructuring and integration charges, lower amortization expense as a result of impairing the intangible assets in the second quarter of fiscal 2019, lower marketing initiative spend, and lower travel and trade show spend, partially offset by an increase in legal fees.

GYN Surgical

	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Change		June 29, 2019	June 30, 2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$112.2	$107.7	$4.5	4.2%	$322.8	$314.7	$8.1	2.6%
Operating Income	$22.5	$22.9	$(0.4)	(1.7)%	$70.0	$71.1	$(1.1)	(1.5)%
Operating Income as a % of Segment Revenue	20.0%	21.3%			21.7%	22.6%
GYN Surgical revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above.
Operating income for this business segment decreased in the current three month period compared to the corresponding period in the prior year primarily due to increase in operating expenses partially offset by increased gross profit driven by higher revenue and higher gross margin. Gross margin was 64.8% and 63.3% in the current three month period and corresponding prior year period, respectively. Operating expenses increased in the current three month period compared to the corresponding period in the prior year primarily due to increased compensation from higher sales headcount and increased commissions and a $4.5 million charge in research and development expenses related to the purchase of certain intellectual property that was expensed in accordance with U.S. generally accepted accounting principles in the third quarter of fiscal 2019, partially offset by lower legal expenses.
Operating income decreased in the current nine month period compared to the corresponding period in the prior year primarily due to higher operating expenses partially offset by increased gross profit driven by higher revenue and higher gross margin. Gross margin was 64.2% and 63.3% in the current nine month period and corresponding prior year period, respectively. Operating expenses increased in the current nine month period compared to the corresponding period in the prior year primarily due to increased compensation from higher sales headcount and increased commissions, $4.5 million charge in research and development expenses related to the purchase of certain intellectual property in the third quarter of fiscal 2019, and the prior year period included a $3.2 million benefit related to resolution of a tax matter, partially offset by a reduction in research and development project spend.
Skeletal Health

	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Change		June 29, 2019	June 30, 2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$24.4	$22.5	$1.9	8.4%	$69.8	$66.8	$3.0	4.5%
Operating Income (Loss)	$(1.8)	$0.1	$(1.9)	**	$(4.1)	$3.0	$(7.1)	**
Operating Income (Loss) as a % of Segment Revenue	(7.3)%	0.2%			(5.9)%	4.5%
** Percentage not meaningful
Skeletal Health revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the fluctuations in product revenues discussed above.
This business segment had operating losses in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to increased operating expenses in both periods as well as lower gross profit in the current nine month period. In the current three and nine month periods, gross margin was 36.9% and 37.9%, respectively, compared to 39.3% and 42.2%, respectively, in the corresponding periods in the prior year. The decrease in gross margin was primarily due to a decrease in service margin related to increased departmental spend.
Operating expenses increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to increased research and development spending and consultants. In addition, corporate allocations increased in the current year.

LIQUIDITY AND CAPITAL RESOURCES
At June 29, 2019, we had $576.6 million of working capital and our cash and cash equivalents totaled $427.9 million. Our cash and cash equivalents balance decreased by $238.8 million during the first nine months of fiscal 2019 primarily due to cash used in financing and investing activities related to net repayments of debt, repurchases of common stock and net cash paid for acquisitions, partially offset by cash generated through cash flow from our core operating activities.
In the first nine months of fiscal 2019, our operating activities provided cash of $401.8 million. We incurred a net loss of $(80.1) million which was offset by the Medical Aesthetics non-cash intangible asset and equipment impairment charge of $443.8 million, non-cash charges for depreciation and amortization aggregating $349.7 million, and stock-based compensation expense of $48.5 million. These adjustments to net income were partially offset by a decrease in net deferred tax liabilities of $194.8 million primarily due to the intangible asset and equipment impairment, and to a lesser extent, the amortization of intangible assets. Cash provided by operations was negatively impacted by a net cash outflow of $189.6 million from changes in our operating assets and liabilities. The net cash outflow was driven primarily by an increase in inventory of $81.7 million primarily to meet anticipated demand, launch newer products and the build up of safety stock, a decrease in accrued expenses of $47.9 million primarily due to annual bonus payments and the Smith & Nephew legal settlement payment of $34.8 million partially offset by an increase in accrued payroll due to timing of payroll payments and bonus accrual for the first nine months of fiscal 2019, a decrease in accounts payable of $30.9 million due to timing of payments, an increase in prepaid expenses primarily due to support and maintenance contracts, an increase in prepaid income taxes based on when federal payments are due relative to the current year provision, and an increase in accounts receivable of $9.7 million as a result of an increase in current quarter revenue compared to the fourth quarter of fiscal 2018.
In the first nine months of fiscal 2019, our investing activities used cash of $199.9 million primarily related to net cash payments of $109.4 million primarily related to the Focal acquisition and $77.7 million for capital expenditures, which primarily consisted of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware and software.
In the first nine months of fiscal 2019, our financing activities used cash of $440.7 million primarily for payments of $1.46 billion to pay off the Term Loan outstanding under the 2017 Credit Agreement, $300.0 million of net repayments on amounts borrowed under our revolving credit line, $200.1 million for repurchases of our common stock, and payments of $12.4 million for employee-related taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $1.5 billion from the 2018 Amended Term Loan under the 2018 Credit Agreement and $35.9 million from our equity plans, primarily from the exercise of stock options.
Debt
We had total recorded debt outstanding of $3.05 billion at June 29, 2019, which was comprised of amounts outstanding under our 2018 Credit Agreement of $1.49 billion (principal of $1.50 billion), 2025 Senior Notes of $936.7 million (principal of $950.0 million), 2028 Senior Notes of $393.7 million (principal of $400.0 million), and amounts outstanding under the accounts receivable securitization program of $234.0 million.
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

The credit facilities under the 2018 Credit Agreement consist of:

•	A $1.5 billion secured term loan ("2018 Amended Term Loan") with a maturity date of December 17, 2023; and

•	A secured revolving credit facility (the "2018 Amended Revolver") under which the Company may borrow up to $1.5 billion, subject to certain sublimits, with a maturity date of December 17, 2023.

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

The 2018 Credit Agreement contains two financial covenants (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each fiscal quarter and an excess cash flow prepayment requirement measured as of the end of each fiscal year. As of June 29, 2019, we were in compliance with these covenants.

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

Effective April 18, 2019, we entered into an amendment to extend the Securitization Program an additional year to April 17, 2020. Under the amendment, the maximum borrowing amount increased from $225.0 million to $250.0 million. As of June 29, 2019, $234.0 million was outstanding under the Securitization Program.

The Credit and Security Agreement contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, and an event of default upon a change of control. As of June 29, 2019, we were in compliance with these covenants.
Acquisition

On June 20, 2019, the Company announced it had entered into exclusive negotiations to acquire SuperSonic Imagine ("SSI") resulting in aggregate cash payments of approximately $85 million, which includes paying off SSI's outstanding debt. SSI is headquartered in Aix-en-Provence, France and specializes in ultrasound medical imaging. The expected structure of the transaction will result in the Company acquiring approximately 46% of SSI's outstanding shares in August 2019, and then subsequently, the Company will file a cash tender offer for all remaining outstanding shares of SSI. This tender offer, which is expected to be completed by the end of 2019, may be followed by a mandatory buy-out of any remaining outstanding shares if the applicable legal and regulatory requirements are met.
Stock Repurchase Program
On June 13, 2018, the Board of Directors authorized a share repurchase plan to repurchase up to $500.0 million of our outstanding common stock. This share repurchase plan, which replaced the prior plan, was effective August 1, 2018 and expires on June 13, 2023. Under this authorization, during fiscal 2019, we repurchased 4.8 million shares of our common stock for a total consideration of $200.1 million. As of June 29, 2019, $211.5 million was available under this authorization.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, cost-method equity investments, insurance contracts, interest rate cap agreements, forward foreign currency contracts, accounts payable and debt obligations. Except for our outstanding 2025 Senior Notes and 2028 Senior Notes, the fair value of these financial instruments approximates their carrying amount. The fair value of our 2025 Senior Notes and 2028 Senior Notes as of June 29, 2019 was approximately $963.1 million and $406.0 million, respectively. Amounts outstanding under our 2018 Credit Agreement and Securitization Program of $1.5 billion and $234.0 million, respectively, as of June 29, 2019 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our 2025 Senior Notes, 2028 Senior Notes, 2018 Credit Agreement and Securitization Program. The 2025 Senior Notes and 2028 Senior Notes have fixed interest rates. Borrowings under our 2018 Credit Agreement currently bear interest at the Eurocurrency Rate (i.e., Libor) plus the applicable margin of 1.375% per annum. Borrowings under our Securitization Program currently bear interest at Libor plus the applicable margin of 0.70%.
As of June 29, 2019, there was $1.5 billion of aggregate principal outstanding under the 2018 Credit Agreement and $234.0 million aggregate principal outstanding under the Securitization Program. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by approximately $4.2 million. We entered into multiple interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding. The critical terms of the interest rate caps were designed to mirror the terms of our LIBOR-based borrowings under the 2018 Credit Agreement, and therefore the interest rate caps are highly effective at offsetting the cash flows being hedged. We designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal. These interest rate cap agreements expire through December 23, 2020.
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
As of June 29, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 29, 2019.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
March 31, 2019 – April 27, 2019	5,235	$48.19	—	$—	$261.5
April 28, 2019 – May 25, 2019	2,779	46.01	1,114,403	44.89	211.5
May 26, 2019 – June 29, 2019	2,508	44.01	—	—	211.5
Total	10,522	$46.62	1,114,403	$44.89	$211.5
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

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

3.1	Seventh Amended and Restated Bylaws of Hologic.	8-K	6/25/2019

10.1*	Division President Severance Agreement dated July 20, 2017 by and between Kevin R. Thornal and Hologic. (1)

10.2*	Change of Control Agreement dated July 20, 2017 by and between Kevin R. Thornal and Hologic. (1)

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition
_______________

(1)	Indicates management contract or compensatory plan, contract or arrangement.

* Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	July 31, 2019	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	July 31, 2019	/s/ Karleen M. Oberton

Karleen M. Oberton
Chief Financial Officer (Principal Financial Officer)