Form 10-K
period 2019-09-28
HOLOGIC INC
filed 2019-11-27
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 28, 2019
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
(Address of Principal Executive Offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code (508) 263-2900
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $.01 par value	HOLX	The NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 30, 2019 was $12,895,201,013 based on the price of the last reported sale on NASDAQ Global Select Market on that date.
As of November 21, 2019, 268,145,411 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s annual meeting of stockholders to be filed within 120 days of the end of its fiscal year ended September 28, 2019 are incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated.

HOLOGIC, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 28, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements regarding:

•	the effect of the continuing worldwide macroeconomic uncertainty, including the UK’s decision to leave the European Union (known as Brexit), on our business and results of operations;

•
the effect of the current trade war between the U.S. and other nations, most notably China, and the impending impact of tariffs on the sale of our products in those countries and potential increased costs we may incur to purchase materials from our suppliers to manufacture our products;

•	the development of new competitive technologies and products, and the impact and anticipated benefits of completed acquisitions;

•
the ability to consolidate certain of our manufacturing and other operations on a timely basis and within budget, without disrupting our business and to achieve anticipated cost synergies related to such actions;

•	the ability to successfully manage ongoing organizational and strategic changes, including our ability to attract, motivate and retain key employees;

•	regulatory approvals and clearances for our products, including the implementation of the new European Union Medical Device Regulations;

•	potential cybersecurity threats and targeted computer crime;

•	the coverage and reimbursement decisions of third-party payors;

•	the uncertainty of the impact of cost containment efforts and federal healthcare reform legislation on our business and results of operations;

•	the guidelines, recommendations, and studies published by various organizations relating to the use of our products;

•	the potential reinstatement of U.S. medical device excise tax;

•	the effect of consolidation in the healthcare industry;

•	production schedules for our products;

•	the anticipated development of markets we sell our products into and the success of our products in these markets;

•	the anticipated performance and benefits of our products;

•	business strategies;

•	estimated asset and liability values;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future;

•	our compliance with covenants contained in our debt agreements;

•
anticipated trends relating to our financial condition or results of operations, including the impact of interest rate and foreign currency exchange fluctuations, including the potential impact of the proposed phase out of LIBOR by the end of 2021; and

•	our liquidity, capital resources and the adequacy thereof.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission including those set forth under “Risk Factors” set forth in Part I, Item 1A of this annual report on Form 10-K. We qualify all of our forward-looking statements by these cautionary statements.

TRADEMARK NOTICE
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 2D Dimensions, 3Dimensions, 3D Mammography, 3D Performance, Accuprobe, Affirm Prone, Apogee, Aptima, Aptima Combo 2, ATEC, BioZorb, Brevera, C-View, Celero, Cellulaze, Cervista, Cynergy, Cynosure, Dimensions, Elite, Emsor, Eviva, Faxitron, Focal Therapeutics, Fluent, Fluoroscan, Icon, Insight FD, Genius, Genius 3D, Genius 3D Mammography, Horizon, Invader, Medicor, MedLite, MonaLisa Touch, MyoSure, Nitronox, NovaSure, Panther, PicoSure, PrecisionTx, PreservCyt, Progensa, RevLite, SculpSure, SecurView, Selenia, Sertera, SmartLipo Triplex, SuperSonic Imagine, Synchro REPLA:Y, Synthesized 2D, Tempsure, ThinPrep, Tigris, TLI IQ, Tomcat, TMA, and Vectus.

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
We offer a wide range of diagnostic products which are used primarily to aid in the diagnosis of human diseases. Our primary diagnostics products include our Aptima family of molecular diagnostic assays, which run on our advanced instrumentation systems (Panther and Tigris), our ThinPrep cytology system, and the Rapid Fetal Fibronectin Test. The Aptima family of molecular diagnostic assays is used to detect, among other things, the infectious microorganisms that cause common sexually transmitted diseases, or STDs, such as chlamydia and gonorrhea, certain high-risk strains of human papillomavirus, or HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. In addition, in 2017 and 2018 we introduced the Aptima quantitative viral load tests for HIV, Hepatitis C and Hepatitis B. The Aptima portfolio also includes diagnostic tests for a range of acute respiratory ailments that are run on the Panther Fusion system, a field upgradeable instrument addition to Panther. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth. In January 2017, we sold our blood screening business to Grifols. We have continued to provide Grifols with instrumentation and certain raw materials, manufacture assays, and perform research and development services to support the blood screening business Grifols acquired from us.
Our Breast Health segment offers a broad portfolio of solutions for breast cancer care for radiology, pathology and surgery. These solutions include breast imaging and analytics, such as our 2D and 3D mammography systems and reading workstations, minimally invasive breast biopsy guidance systems and devices, breast biopsy site markers and localization, specimen radiology, ultrasound and connectivity solutions. Our most advanced breast imaging platforms, Selenia Dimensions and 3Dimensions, utilize a technology called tomosynthesis to produce 3D images that show multiple contiguous slice images of the breast, which we refer to as the Genius 3D Mammography exam, as well as conventional 2D full field digital mammography images. Our clinical results for FDA approval demonstrated that conventional 2D digital mammography with the addition of 3D tomosynthesis is superior to 2D digital mammography alone for both screening and diagnostics for women of all ages and breast densities. In addition, through our acquisitions of Faxitron Bioptics, LLC and Focal Therapeutics, Inc. we have expanded our product portfolio to include breast conserving surgery products.

Our Medical Aesthetics segment offers a portfolio of aesthetic treatment systems, including SculpSure, PicoSure and MonaLisa Touch that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, reduce fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus, ablate sweat glands and improve gynecologic health. This segment also markets TempSure, a radio frequency, or RF, energy-sourced platform that offers both non-surgical and surgical aesthetic treatments and procedures. On November 20, 2019, we executed a definitive agreement to sell our Medical Aesthetics business for a sales price of $205 million in cash subject to certain closing adjustments. Net of these adjustments, we expect net proceeds of approximately $138 million. The definitive agreement contains representations and warranties and covenants customary for a transaction of this nature, and the completion of the sale is subject to customary closing conditions. We expect this disposition to be completed around the end of calendar year 2019. However, we cannot assure that we will be able to complete this transaction on a timely basis, if at all.
Our GYN Surgical products include our NovaSure Endometrial Ablation System, or NovaSure, and our MyoSure Hysteroscopic Tissue Removal System, or Myosure, as well as our Fluent Fluid Management system, or Fluent. The NovaSure portfolio is comprised of the NovaSure CLASSIC and NovaSure ADVANCED devices and involves a trans-cervical procedure for the treatment of abnormal uterine bleeding. The MyoSure suit of devices offers multiple options to provide incision-less removal of fibroids, polyps, and other pathology within the uterus. The Fluent system is a fluid management system that provides liquid distention during diagnostic and operative hysteroscopic procedures.
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
The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding Hologic and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.
Products
We view our operations and manage our business in five principal reporting segments: Diagnostics, Breast Health, Medical Aesthetics, GYN Surgical and Skeletal Health. Financial information concerning these segments is provided in Note 16 to our audited consolidated financial statements contained in Item 15 of this Annual Report. The following describes our principal products in each of our segments.
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
Target Capture/Nucleic Acid Extraction Technology. The detection of target organisms that are present in small numbers in a large-volume clinical sample requires that target organisms be concentrated to a detectable level. One way to accomplish this is to isolate the particular nucleic acid of interest by binding it to a solid support. This support, with the target bound to it, can then be separated from the original sample. We refer to such techniques as “target capture.” We have developed target capture techniques to immobilize nucleic acids on magnetic beads by using a “capture probe” that binds to the bead and to the target nucleic acid. We use magnetic separation to concentrate the target by drawing the magnetic beads to the sides of a sample tube, while the remainder of the sample is removed from the tube. When used in conjunction with our amplification procedures, target capture techniques concentrate the nucleic acid target(s) and also remove materials in the sample that might otherwise interfere with amplification.
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
Instrumentation
We have developed and continue to develop instrumentation and software designed specifically for use with certain of our assays, including the Aptima family of molecular diagnostic assays. We also provide technical support and service to maintain these instrument systems in the field. By placing our proprietary instrumentation in laboratories and hospitals, we can establish a platform for future sales of our assays.
Our instrumentation includes the Tigris system, an integrated, fully-automated testing instrument for high-volume laboratories which is approved for use with a number of our Aptima assays, the Panther instrument system, an integrated, fully-automated testing instrument capable of serving both high- and low-volume laboratories, and our semi-automated direct tube sampling, or DTS, instruments which are used to run a number of infectious disease assays. Our instrumentation includes the Tomcat instrument, a fully-automated general purpose instrument designed to improve pre-analytical sample processing by eliminating the inefficient and error-prone activities associated with manually transferring samples from one tube to another. In fiscal 2017, we released our new Panther Fusion system and related Fusion assays for flu and respiratory testing, which extends the capabilities of the existing Panther system by adding the flexibility of polymerase chain reaction, or PCR, functionality to our existing TMA-based technology, all as a modular in-lab upgrade to the existing Panther system. We received CE-mark approval for the Panther Fusion system in the third quarter of fiscal 2017 and FDA clearance in October 2017.
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
ThinPrep System
The ThinPrep System is the most widely used method for cervical cancer screening in the U.S. The ThinPrep System has multiple configurations, including one or more of the following: the ThinPrep 2000 Processor, ThinPrep 5000 Processor, ThinPrep5000 Processor with Autoloader, ThinPrep Imaging System, and related reagents, filters and other supplies, such as the ThinPrep Pap Test and our ThinPrep PreservCyt Solution.
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
Breast Health Products
Mammography Solutions

Our Dimensions platform includes the Selenia Dimensions and 3Dimensions gantries capable of performing both 2D and tomosynthesis image acquisition and display, which is referred to as 3D. When operating in tomosynthesis mode, each system acquires a series of low dose x-ray images taken in a scanning motion at various angles. The images are mathematically processed into a series of small slices, allowing for visualization of the breast in multiple contiguous slices. Our clinical results for FDA approval demonstrated that conventional 2D digital mammography with the addition of our Genius 3D Mammography is superior to 2D digital mammography alone for both screening and diagnostics. Our Synthesized 2D product has two offerings: C-View and Intelligent 2D. These software products provide a 2D image that is mathematically synthesized from the data within a tomosynthesis exam. Our current recommended clinical practice involves what we refer to as a “combo” exam involving a tomosynthesis exam and a conventional digital 2D exam, but performed under the same breast compression. The C-View product allows for the mathematical construction of a 2D image in standard resolution format from the tomosynthesis data, without the need for an actual 2D exposure. Elimination of the 2D exposure reduces the breast compression time and patient dose compared to the current combo exam. The new Intelligent 2D product, allows for the mathematical construction of a 2D image in high resolution format. The images captured by digital mammography systems are typically transmitted electronically for review by a radiologist at a reading workstation. To this end, we offer the SecurViewDX workstation and Unifi Workspace, approved for interpretation of digital mammograms from most vendors as well as images from other diagnostic breast modalities. We also offer computer-aided detection, or CAD, software tools for our mammography products. Mammography CAD is used by radiologists as “a second pair of eyes” when reading a woman’s mammogram. Use of this technology provides reviewers with the potential to detect findings that might otherwise be overlooked during the review process, thus potentially increasing cancer detection.
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
Breast Biopsy and Surgery Products

We offer a wide range of minimally invasive products for breast biopsy and breast surgery. Our breast biopsy portfolio includes three types of tethered vacuum-assisted breast biopsy products, the Brevera, ATEC, and Eviva devices. Each tethered device is powered by a console and utilizes our patented fluid management system. The ATEC device can be used under all standard imaging guidance modalities (stereotactic x-ray, ultrasound, MRI and molecular breast imaging) whereas our Brevera and Eviva devices are used exclusively under stereotactic x-ray guidance. We also offer the Celero and Sertera biopsy devices, both of which are non-tethered (no separate console), spring-loaded, disposable core biopsy devices, which are used exclusively under ultrasound-guidance. We also have products for marking, localizing and filling the void after surgery in addition to specimen imaging products for radiology, surgery and pathology.

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
Other Products
Other product offerings in our Medical Aesthetics business include, among others:

•	the Icon aesthetic system for hair removal, wrinkle reduction and scar and stretch mark treatment;

•	the Vectus diode laser for high volume hair removal;

•	the TempSure system is a radiofrequency platform that offers both non-surgical and surgical aesthetic treatments and procedures;

•	the Synchro REPLA:Y is a high-powered hair removal device that can be used across a variety of skin and hair types;

•	Nitronox is a versatile nitrous oxide and oxygen analgesia system that can be used for a variety of medical and aesthetic procedures;

•	the Cellulaze laser device for the treatment of cellulite;

•	the Cynergy product line for the treatment of vascular lesions;

•	the Elite product line for hair removal and treatment of facial and leg veins and pigmentations; and

•	the SmartLipo product line for Laser Body Sculpting for the minimally invasive removal of unwanted fat.
System Components
Each of our Medical Aesthetics systems consists of a control console and one or more handpieces. Some of our systems consist of radio frequency, or RF, based control consoles where energy is transferred through a handpiece or electrode. Our control consoles are each comprised of a graphical user interface, control system software and high voltage electronics. Depending on the system, the laser or other light source may be within the control console or the handpiece. The graphical user interface allows the practitioner to set the appropriate laser or flash lamp parameters, such as energy and pulse duration, to meet the requirements of a particular application for each particular patient. The control system software communicates the operator’s instructions from the graphical user interface to the system’s components and manages system performance and calibration.
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
GYN Surgical Products
NovaSure
The NovaSure endometrial ablation system allows physicians to treat women suffering from abnormal uterine bleeding. The system features Smart-DepthTM technology that continuously monitors and measures tissue impedance to provide a customized, reliable and reproducible depth of ablation for every patient. The NovaSure system consists of a disposable device and a controller that delivers RF energy to ablate the endometrial lining of the uterus in order to eliminate or reduce the patient’s abnormal bleeding. The NovaSure disposable device is a hand-held, single-use device that incorporates a flexible gold-plated mesh electrode used to deliver the RF energy to the endometrial tissue. The NovaSure RF Controller generates and delivers the RF energy customized for each patient, monitors several critical treatment and safety parameters, and automatically controls the endpoint of the procedure. In the second quarter of fiscal 2017, we released the NovaSure ADVANCED device which has a slimmer diameter designed to improve patient comfort and physician ease-of-use while maintaining the clinical efficacy of the NovaSure system.
MyoSure
The MyoSure system is designed to provide efficient and effective hysteroscopic removal of tissue within the uterus, including fibroids and polyps. Removal of fibroids can provide effective relief of heavy menstrual bleeding commonly attributed to such pathology. Unlike other methods of tissue removal, the excavated tissue samples remain intact, which allows them to be tested for abnormalities. The MyoSure system consists of a tissue removal device, control unit, and hysteroscope. The MyoSure tissue removal device is single-use and features simultaneous tissue cutting and removal. The device incorporates a rapidly rotating cutting blade. During the procedure, the tissue removal device is inserted through the MyoSure hysteroscope. This tissue removal device is powered by a control unit, which features a simple user interface and is foot pedal activated. We offer multiple handpiece devices that differ in size and are focused on addressing different pathology types.
Fluent Fluid Management System
The Fluent Fluid Management System is utilized for diagnostic and operative hysteroscopic procedures. Fluent is designed for simplified setup and operation, and streamlined workflow for the operating room team.
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
Marketing, Sales and Service
We sell and service our products through a combination of direct sales and service forces and a network of independent distributors and sales representatives. In fiscal 2019, 2018, and 2017, no customer accounted for more than 10% of our consolidated revenues. In fiscal 2019, 2018, and 2017 revenues from one customer accounted for 14.5%, 14.2% and 12.8%, respectively, of our Diagnostics segment revenue. In addition, in fiscal 2017, revenues generated from Grifols, to whom we sold our blood screening business in fiscal 2017, accounted for 11.7% of our Diagnostics segment revenue. No other customer accounted for more than 10% of our revenues in any other business segment in fiscal 2019, 2018, or 2017.
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
Our service organization is responsible for installing our products and providing warranty and repair services, applications training and biomedical training. In our Medical Aesthetics business, we also provide business and practice development consulting. Products sold by our direct sales force typically carry limited warranties covering parts and labor for twelve months. Products sold through dealers also carry limited warranties that typically last for twelve months and cover only parts and components. We also offer service contracts that generally last one to three years after the original warranty period. We provide both repair services and routine maintenance services under these arrangements, and also offer repair and maintenance services on a time and materials basis to customers that do not have service contracts. Internationally, we primarily use distributors, sales representatives and third parties to provide maintenance service for our products, however, we do provide direct service in countries where we have a subsidiary (Germany, UK, France, Spain, Japan, China, Korea and Australia).
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
Competition
The healthcare industry is highly competitive and characterized by continual change and improvements in technology. This is particularly the case in the market segments in which we operate. A number of companies have developed or are expected to develop products that compete or will compete with our products. Many of these competitors offer a broader product portfolio and have greater brand recognition than we do, which may make these competitors more attractive to hospitals, radiology clients, group purchasing organizations, laboratories, physicians and other potential customers. Competitors may develop superior products or products of similar quality for sale at the same or lower prices. Moreover, our products could be rendered obsolete by changes to industry standards or guidelines or advances in technology. We can give no assurance that we will be able to compete successfully with existing or new competitors.

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
Backlog
Our backlog for products as of October 26, 2019 and October 27, 2018 totaled $229.3 million and $263.7 million, respectively. Backlog consists of customer orders for which a delivery schedule within the next twelve months has been specified. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net revenues for any future period.
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
We are engaged in intellectual property litigation as described in Note 13 to our consolidated financial statements entitled "Litigation and Related Matters", and as may also be described herein, and we may be notified in the future of claims that we may be infringing, misappropriating or otherwise violating the intellectual property rights of third parties. In connection with any such claims, we may seek to enter into settlement and/or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms. Alternatively, we may decide or be required to litigate such claims. A successful claim by a third party may require us to remove the alleged infringing product from the market or to design around the patented technology, potentially resulting in less market demand for the product.
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
The FDA classifies medical devices into three classes based on risk. Regulatory control increases from Class I (lowest risk) to Class III (highest risk). The FDA generally must clear or approve the commercial sale of new medical devices in Classes II and III. Commercial sales of our Class II (except for Class II exempt devices) and III medical devices within the U.S. must be preceded by either a pre-market notification filing pursuant to Section 510(k) of the FD&C Act (Class II) or the granting of a pre-market approval, or PMA (Class III). Our Class I and Class II exempt medical devices must follow Hologic’s internal Quality System processes prior to commercialization and throughout their product lifecycle. All classes of devices must meet FDA's quality system (QS), establishment registration, medical device listing, labeling and medical device reporting (MDR) regulations.
A 510(k) pre-market notification filing must contain information establishing that the device to be sold is substantially equivalent to a device commercially distributed prior to May 28, 1976 or to a device that has been determined by the FDA to be substantially equivalent. The PMA procedure involves a complex and lengthy testing process that is subject to review by the FDA and may require several years to obtain. We may need to first obtain an investigational device exemption (for significant risk devices), known as an IDE, in order to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. The FDA will approve a PMA only if after evaluating the supporting technical data it finds that the PMA contains sufficient, valid scientific evidence to assure that the device is safe and effective for its intended use(s). This approval may be granted with post-approval requirements including inspection of manufacturing facilities and/or additional patient follow-up for an indefinite period of time. In the fourth quarter of fiscal 2018, we received a letter from the

FDA regarding the MonaLisa Touch laser and whether our existing 510(k) clearances adequately included certain claims made on our website. In connection with this inquiry, we voluntarily elected to recall Tempsure Vitalia handpieces and to suspend our marketing and distribution of our TempSure Vitalia handpieces and single-use probes until we assessed the implications of the FDA concerns for devices in this category. In November of 2018, we received confirmation from the FDA that we had adequately addressed all of the concerns expressed in their letter and we resumed marketing these products.
The laboratories that purchase certain of our products, including the ThinPrep System, ThinPrep Imaging System, Rapid Fetal Fibronectin Test, Aptima Combo 2, Aptima HPV tests and Aptima HIV-1 Quant, HCV Quant Dx, HBV Quant, Aptima Trichomonas Vaginalis (Trich), Aptima Mycoplasma Genitalium (MGen), Aptima HSV 1 & 2, Aptima BV, Aptima CV/TV, and Panther Fusion Assays are subject to extensive regulation under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, which requires laboratories to meet specified standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Adverse interpretations of current CLIA regulations or future changes in CLIA regulations could have an adverse effect on sales of any affected products.
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

•
laws regulating the confidentiality of sensitive personal information and the circumstances under which such information may be released and/or collected, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and the European Union General Data Protection Regulation, or GDPR; and

•
healthcare reform laws, such as the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, which we refer to together as PPACA, which include new regulatory mandates and other measures designed to constrain medical costs, as well as stringent new reporting requirements of financial relationships between device manufacturers and physicians and teaching hospitals.

In addition, we are subject to numerous federal, state, foreign and local laws relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances, data privacy and protection among others. We may be required to incur significant costs to comply with these laws and regulations in the future and complying with these laws may result in a material adverse effect upon our business, financial condition and results of operations.
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
Our products are also subject to approval and regulation by foreign regulatory and safety agencies. For example, the EU has adopted the EU Medical Device Regulation (the "EU MDR") and the In Vitro Diagnostic Regulation (the "EU IVDR"), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Manufacturers of currently approved medical devices will have until May 2020 to meet the requirements of the EU MDR and until May 2022 to meet the EU IVDR. Complying with the requirements of these regulations may require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

The regulatory environment in China is evolving, and officials in the Chinese government exercise broad discretion in deciding how to interpret and apply regulations. It is possible that the Chinese government's current or future interpretation and application of existing or new regulations will negatively impact our China operations, result in regulatory investigations or lead to fines or penalties.
We anticipate that governmental authorities will continue to scrutinize the healthcare industry closely and that changes in laws, regulations or policies by governmental authorities may cause increases uncertainties and compliance costs, exposure to litigation and other adverse effects to our business and operations. Delays in receipt of, or failure to obtain, clearances or approvals for future products could delay or preclude realization of product revenues from new products or result in substantial additional costs which could decrease our profitability.
For additional information about the regulations to which our business is subject and the impact such regulations may have on our business, see the disclosures under the caption “Risk Factors” in Item 1A below.
Reimbursement
Market acceptance of our medical products in the U.S. and other countries is dependent upon the purchasing and procurement practices of our customers, patient need for our products and procedures, and, other than for our Medical Aesthetics products, the coverage and reimbursement of patients’ medical expenses by government healthcare programs, private insurers or other healthcare payors. In the U.S., the Centers for Medicare & Medicaid Services, known as CMS, establishes coverage policies and payment rates for Medicare beneficiaries. CMS publishes payment rates for physician, hospital, laboratory and ambulatory surgical center services on an annual basis. Under current CMS policies and regulations, varying payment levels have been established for tests and procedures performed using our products. Coverage policies for Medicare patients may vary by regional Medicare contractor in the absence of a national coverage determination and payment rates for procedures will vary based on the geographic price index. Coverage policies and reimbursement rates for Medicaid patients are dependent on each State Medicaid plan and will vary. Coverage policies and reimbursement rates for patients with private insurance is dependent on the individual private payor’s decisions. Moreover, private insurance carriers may choose not to follow the CMS coverage policies or payment rates. The use of our products outside of the U.S. is similarly affected by reimbursement policies adopted by foreign regulatory authorities and insurance carriers.
Healthcare policy and payment reform proposals and medical cost containment measures are being adopted in the U.S. and in many foreign countries. The ability of our customers to obtain adequate reimbursement for our products and services from private and governmental third-party payors is critical to the success of medical technology companies because it may affect which products customers purchase and the prices they are willing to pay. Reimbursement and coverage varies by country and can significantly impact acceptance of new products and technologies. Even if we develop a promising new product, we may find limited demand for the product unless reimbursement approval and coverage is obtained from private and governmental third-party payors. Further, ongoing legislative or administrative reform to the reimbursement system in the U.S. and other countries may impact reimbursement for procedures using our medical products and/or limit coverage for those procedures facilitated by our products. This includes price regulation, competitive bidding and tendering, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements. These trends could have a material adverse effect on our business, financial condition or results of operations.
Employees
As of September 28, 2019, we had 6,478 full-time employees, including 1,704 in manufacturing operations, 768 in research and development, 3,266 in marketing, sales and support services, and 740 in general administration. As of that date, the 57 employees (56 non-management and one management) of our Hitec-Imaging subsidiary located in Germany are represented by a union and are subject to collective bargaining agreements. In addition, Hitec-Imaging’s German employees are represented by a works council, a Betriebsrat, with respect to various shop agreements for social matters and working conditions. We believe that our relationship with our employees is good. Except as described herein, none of our other employees are represented by a union.
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
Risks Relating to our Business
The continuing worldwide macroeconomic and political uncertainty, as well as existing tariffs and trade wars, may adversely affect our business and prospects, both domestically and internationally.
Continued concerns about the systemic impact of potential long-term and wide-spread recession and geopolitical issues have contributed to increased market volatility and diminished expectations for economic growth around the world. Uncertainty about global economic conditions, particularly in emerging markets and countries with government-sponsored healthcare systems, may cause decreased demand for our products and services and increased competition, which could result in lower sales volume and downward pressure on the prices for our products, longer sales cycles, and slower adoption of new technologies. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply.
Market acceptance of our medical products in the U.S. and other countries is dependent upon the medical equipment purchasing and procurement practices of our customers, patient need for our products and procedures, the reimbursement of patients’ medical expenses by government healthcare programs and third-party payors. The continuing uncertainty surrounding global economic conditions and financial markets may cause the purchasers of medical equipment to decrease their medical equipment purchasing and procurement activities. Economic uncertainty as well as increasing health insurance premiums, co-payments and deductibles may continue to result in cost-conscious consumers making fewer elective trips to their physicians and specialists, which in turn would adversely affect demand for our products and procedures. Furthermore, governments and other third-party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could adversely affect sales of our products. Also, the elective nature of the Medical Aesthetics procedures subjects our business to increased volatility due to macroeconomic conditions.
Changes in policy in the U.S. and other countries regarding international trade, including import and export regulation and international trade agreements, could also negatively impact our business. In 2018 and 2019, the U.S. imposed tariffs on goods imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs or further retaliatory trade measures taken by China or other countries in response, could affect the demand for our products and services, impact the competitive position of our products, prevent us from being able to sell products in certain countries or otherwise adversely impact our results of operations. The implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs or new barriers to entry, could negatively impact our business, results of operations and financial condition.
The impending exit of the United Kingdom (“UK”) from the European Union (“EU”) (commonly known as “Brexit”), has created uncertainties affecting business operations in the UK and the EU. Until the terms of the UK’s exit from the EU are determined, including any transition period, it is difficult to predict its impact. For example, as a result of Brexit, we may face new regulatory costs and challenges. We have a manufacturing facility in the UK, and, depending on the terms of Brexit, we could become subject to export tariffs and regulatory restrictions that could increase the costs and time related to doing business in Europe. We have increased inventories of certain products and components in anticipation of Brexit, which has impacted our financial results. Additionally, Brexit could result in the UK or the EU significantly altering its regulations affecting the clearance or approval of our products that are developed or manufactured in the UK. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the UK, the EU and elsewhere. Given the lack of comparable precedent, it is unclear what economic, financial, trade and legal implications the withdrawal of the UK from the EU would have and how such withdrawal may affect us.
Our international sales are often denominated in foreign currencies, including the Euro, UK Pound and Renminbi. Changes in currency exchange rates, particularly the increase in the value of the dollar against any such foreign currencies, may reduce the reported value of our revenues outside the U.S and associated cash flows and our ability to compete effectively in foreign markets. In addition, such fluctuations can also result in foreign currency exchange losses. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes. We currently have limited hedging arrangements in place to mitigate some of the impact of negative exchange rates.

There is also uncertainty surrounding U.S. presidential and congressional elections in 2020 and the impact on existing and future healthcare legislation. While we cannot predict the outcome of the elections or any resulting legislative changes, such changes could have a material impact on our business.
Our long-term success will depend upon our ability to successfully develop and commercialize new products, enhance our existing products and integrate acquired businesses.
The markets for our products have been characterized by rapid technological change, frequent product introductions and evolving customer requirements. Our growth depends in large part on our ability to identify and develop new products or new indications for or enhancements of existing products, either through internal research and development or through collaborations, acquisitions, joint ventures or licensing or other arrangements with third parties.
The development of new products and enhancement of existing products requires significant investment in research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products, complete clinical trials, obtain regulatory clearances and approvals and reimbursement in the U.S. and abroad, manufacture products in a cost-effective manner, obtain, maintain, protect and enforce appropriate intellectual property protection for our products, gain and maintain market approval of our products and access capital. If we are not able to successfully enhance existing products or develop new products, our products may be rendered obsolete or uncompetitive by new industry standards or changing technology. We cannot assure that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance, and we may be unable to recover all or a meaningful part of our investment in such products and technologies.
Additionally, as part of our long-term strategy, we are engaged in business development activities including evaluating acquisitions, joint development opportunities, technology licensing arrangements and other opportunities to further expand our presence in or diversify into priority growth areas by accessing new products and technologies. We may not be able to identify appropriate acquisition candidates, consummate transactions or obtain agreements with favorable terms. Further, once we acquire a business, any inability to successfully integrate the business, decreases in customer loyalty or product orders, failure to retain and develop the acquired workforce, failure to establish and maintain appropriate controls or unknown or contingent liabilities could adversely affect our ability to realize the anticipated benefits of any acquisition. The integration of an acquired business whether or not successful, requires significant efforts which may result in additional expenses and divert the attention of our management and technical personnel from other projects. These transactions are inherently risky, and we cannot guarantee that any past or future transaction will be successful. For example, we were unable to achieve our anticipated benefits and results following our acquisition of Cynosure (our Medical Aesthetics business), and as a result, we recorded impairment charges in excess of $1.4 billion, in the aggregate, in fiscal 2018 and 2019.
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
If we fail to develop, successfully manufacture and launch new products, enhance existing products or identify, acquire and integrate complementary businesses and products, our business, results of operations and/or financial condition could be adversely affected.
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
In determining the required quantities of our products and the manufacturing schedule, we must make significant judgments and estimates based on historical experience, inventory levels, current market trends and other related factors

(including the anticipation of Brexit). There could be significant differences between our estimates and the actual amounts of products we and our distributors require, which could harm our business and results of operations.
In addition, maintaining compliance with multiple regulators, and multiple centers within the FDA, adds complexity and cost to our manufacturing processes. Our manufacturing facilities and those of our contract manufacturers are subject to periodic regulatory inspections by the FDA and other regulatory agencies, and these facilities are subject to the FDA's Quality System Regulation and Good Manufacturing Practices. We or our contractors may fail to satisfy these regulatory requirements in the future, and any failure to do so may prevent us from selling our products.
If, despite internal testing and testing by customers, any of our products contain errors or defects or fail to meet applicable specifications, then we may be required to enhance or improve those products or technologies. We may not be able to do so on a timely basis, if at all, and may only be able to do so at considerable expense.
Additionally, a government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall could divert managerial and financial resources, be difficult and costly to correct, result in the suspension of sales of certain of our products, harm our reputation and the reputation of our products and adversely affect our business and prospects.
Our reliance on one third-party manufacturer for certain of our product lines and a limited number of suppliers for some key raw materials, components and subassemblies for our products exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs.
We have sole source third-party manufacturers for each of our Panther and Tigris molecular diagnostics instruments and for our Skeletal Health products. Similarly, we rely on one or a limited number of suppliers for some key components or subassemblies for our products due to cost, quality, expertise or other considerations. For example, we rely on a single source supplier for Alexandrite rods used in the lasers for our Elite and PicoSure systems, our SmartCool cooling systems for our SculpSure laser system and the SLT II laser system that we integrate with our own proprietary software and delivery systems for our SmartLipo Triplex, Cellulaze and PrecisionTx systems. We have no firm long-term volume commitments with certain of our sole source suppliers, including the manufacturers of our Panther or Tigris instruments.
Similarly, we rely on one or a limited number of suppliers for some key raw materials for our products due to cost, quality, expertise or other considerations, and some of these suppliers are competitors. For example, F. Hoffmann-LaRoche Ltd, a direct competitor of our Diagnostics business, is the parent company of Roche Diagnostics Corporation, our current supplier of certain key raw materials for certain of our amplified NAT diagnostic assays. GE Healthcare Bio-Sciences Corp., an affiliate of GE, supplies us with the membranes used in connection with our ThinPrep product line. GE is a direct competitor with our Breast Health and Skeletal Health businesses.
If any of sole source manufacturers or suppliers, or our other of our third-party manufacturers or suppliers, experiences delays, disruptions, capacity constraints or quality control problems in its development or manufacturing operations or becomes insolvent or otherwise fails to supply us with goods in sufficient quantities, then shipments to our customers could be delayed, which would decrease our revenues and harm our competitive position and reputation. Moreover, the failure of a supplier to provide sufficient quantities, acceptable quality and timely delivery of goods at an acceptable price, or an interruption in the delivery of goods from such a supplier could adversely affect our business and results of operations. Obtaining alternative sources of supply of products, components, subassemblies or raw materials could involve significant delays and other costs and regulatory challenges and may not be available to us on reasonable terms, if at all.
We may in the future need to find new contract manufacturers or suppliers to replace existing manufacturers or suppliers, increase our volumes or reduce our costs. We may not be able to find contract manufacturers or suppliers that meet our needs, including regulatory requirements, and even if we do, the process of qualifying such alternative manufacturers and suppliers is often expensive and time consuming. As a result, we may lose revenues and our customer relationships may suffer.
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
Some companies may have significant competitive advantages over us, which may make them more attractive to hospitals, radiology clients, group purchasing organizations, laboratories, and physicians. Such competitive advantages may include:

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
The current environment of managed care, economically motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, together with current global economic conditions and healthcare reform measures, may put additional competitive pressure on us, including on our average selling prices, overall procedure rates and market sizes. If we are unable to compete effectively against existing and future competitors and existing and future alternative products, our business and prospects could be harmed.
We operate in a highly regulated industry, and changes in healthcare-related laws and regulations or our inability to obtain in a timely manner or at all U.S. or foreign regulatory clearances or approvals for our newly developed products or product enhancements could adversely affect our business and prospects.
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

•
changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for our products; and

•	new laws, regulations and judicial decisions affecting pricing or marketing practices.
Given the high level of regulatory oversight to which our products are subject, the process of obtaining clearances and approvals can be costly and time-consuming. In addition, there is a risk that any approvals or clearances, once obtained, may be withdrawn. Most medical devices cannot be marketed in the U.S. without 510(k) clearance or premarket approval by the FDA. Any modifications to a device that has received a pre-market approval that affect the safety or effectiveness of the device require a pre-market approval supplement or possibly a separate pre-market approval, either of which is likely to be time-consuming, expensive and uncertain to obtain. If the FDA requires us to seek one or more pre-market approval supplements or new pre-market approvals for any modification to a previously approved device, we may be required to cease marketing or to recall the modified device until we obtain approval, and we may be subject to significant criminal and/or civil sanctions, including, but not limited to, regulatory fines or penalties. Last year, we received a letter from the FDA regarding the MonaLisa

Touch® laser and whether our existing 510(k) clearances adequately include certain claims made on our website. In connection with this inquiry, we elected to suspend marketing and distribution of our TempSure Vitalia handpieces and single-use probes until we assessed the implications of recent FDA considerations for devices in this category. This suspension had a negative impact on our revenue. States may also regulate the manufacture, sale and use of medical devices, particularly those that employ x-ray technology.
Our products are also subject to approval and regulation by foreign regulatory and safety agencies. For example, the EU has adopted the EU Medical Device Regulation (the “EU MDR”) and the In Vitro Diagnostic Regulation (the “EU IVDR”), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Manufacturers of currently approved medical devices will have until May 2020 to meet the requirements of the EU MDR and until May 2022 to meet the EU IVDR. Complying with the requirements of these regulations may require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.
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
We anticipate that governmental authorities will continue to scrutinize the healthcare industry closely and that changes in laws, regulations or policies by governmental authorities may cause increased uncertainties and compliance costs, exposure to litigation and other adverse effects to our business and operations. Delays in receipt of, or failure to obtain, clearances or approvals for future products could delay or preclude realization of product revenues from new products or result in substantial additional costs which could decrease our profitability.
Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.
Increased global cybersecurity vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks, as well as cybersecurity failures resulting from human error and technological errors, pose a risk to the security of Hologic and its customers, business partners and suppliers products, systems and networks and the confidentiality, availability and integrity of data on these products, systems and networks. As the perpetrators of such attacks become more capable, and as critical infrastructure is increasingly becoming digitized, the risks in this area continue to grow. While we attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, we remain potentially vulnerable to additional known or unknown threats, and there is no assurance that the impact from such threats will not be material. In addition to existing risks, the adoption of new technologies may also increase our exposure to cybersecurity breaches and failures. We also may have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations or customer-imposed controls. Despite our implementation of controls to protect our systems and sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced, lost or corrupted data, employee errors and/or malfeasance (including misappropriation by departing employees) that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. Data privacy and protection laws are evolving and present increasing compliance challenges, which increase our costs, affect our competitiveness and can expose us to substantial fines or other penalties. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action. Although we have experienced occasional actual or attempted breaches of our computer systems, to date we do not believe any of these breaches has had a material effect on our business, operations or reputation.
The failure of third-party payors to provide appropriate levels of coverage and reimbursement for the use of our diagnostics, breast and skeletal health and surgical products and treatments facilitated by our products could harm our business and prospects.
Sales and market acceptance of our diagnostics, breast and skeletal health and surgical products and the treatments facilitated by these products is dependent upon the coverage decisions and reimbursement policies established by government healthcare programs and private health insurers. These policies affect which products customers purchase and the prices they are willing to pay. Reimbursement varies by country and can significantly impact the acceptance of new products and technologies. Even if we develop a promising new product, we may find limited demand for the product unless appropriate reimbursement approval is obtained from private and governmental third-party payors. Further legislative or administrative reforms to the reimbursement systems in the U.S. and other countries in a manner that significantly reduces reimbursement for procedures using our diagnostics, breast and skeletal health and surgical products or denies coverage for those procedures facilitated by our products, including price regulation, competitive bidding and tendering, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, could have a material adverse effect on our business, financial condition or results of operations.
Healthcare cost containment legislation, including the associated rules and regulations, and the uncertainty surrounding the implementation of any such legislation, could harm our business and prospects.
The ongoing implementation of the Patient Protection and Affordable Care Act, in the U.S., as well as state-level healthcare reform proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. These reforms include a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. The impact of this healthcare reform legislation, and practices including price regulation, competitive pricing, comparative effectiveness of therapies, technology assessments, and managed care arrangements could harm our business and prospects, results of operations and/or financial condition. Healthcare reform proposals and medical cost containment measures in the U.S. and in many foreign countries could limit the use of our products, reduce reimbursement available for such use, further tax the sale or use of our products, adversely affect the use of new therapies for which our products may be targeted, and further increase the administrative and financial burden of compliance.
These reforms and cost containment measures, including the uncertainty in the medical community regarding their nature and effect, could also have an adverse effect on our customers’ purchasing decisions regarding our products and could harm our business, results of operations, financial condition and prospects. We cannot predict the specific healthcare programs and regulations that will be ultimately implemented by regional and national governments globally. However, any changes that lower reimbursements for our products and/or procedures using our products, reduce medical procedure volumes, increase cost containment pressures or impose taxes or additional costs on us or others in the healthcare sector could adversely affect our business and results of operations.
Guidelines, recommendations and studies published by various organizations may reduce the use of our products.
Professional societies, government agencies, practice management groups, private health/science foundations, and organizations involved in healthcare issues may publish guidelines, recommendations or studies to the healthcare and patient communities. Organizations like these have in the past made recommendations about our products and those of our competitors. If followed by healthcare providers and insurers, such publications could result in decreased use of our products. For example, in November 2012, the American Congress of Obstetrics and Gynecologists, known as the ACOG, released updates in which they have recommended less frequent cervical cancer screening similar to guidelines released in March 2012 by the U.S. Preventative Services Task Force, or the USPSTF, and the American Cancer Society. We believe that these recommendations and guidelines may have contributed to increased screening intervals for cervical cancer, which we believe has and may continue to adversely affect our ThinPrep revenues. In addition, on October 20, 2015, the American Cancer Society issued new guidelines recommending that women start annual mammograms at age 45 instead of 40 and have a mammogram every two years instead of annually. This recommendation could result in a decrease in purchases of our mammography systems.
If the U.S. medical device excise tax on medical devices is reinstated our business and results of operations will be adversely affected.
The United States imposed a 2.3% excise tax on U.S. sales of Class I, II and III medical devices beginning in January 2013. As such, this excise tax applied to the majority, if not all, of our products sold in the U.S. The implementation of the medical device tax was suspended for calendar years 2016, 2017, 2018, and 2019. The tax for sales after December 31, 2019 will be reinstated unless there is legislative effort to temporarily suspend or permanently repeal the tax. While the excise tax was in effect, it increased our costs of doing business, and its reinstatement would increase our operating expenses, impose significant additional administrative burdens and could adversely affect our business and results of operations.
Consolidation in the healthcare industry could lead to increased demands for price concessions or the exclusion of some suppliers from certain of our significant market segments, which could harm our business and prospects.
The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry, which we expect will continue, including with respect to hospitals and clinical laboratories. This consolidation has resulted in greater pricing pressures, decreased average selling prices, and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of our customers. We are dependent upon a relatively small number of large clinical laboratory customers in the U.S. for a significant portion of our sales of diagnostics products. Due in part to a trend toward consolidation of clinical laboratories in recent years and the relative size of the largest U.S. laboratories, it is likely that a significant portion of these sales will continue to be concentrated among a relatively small number of large clinical laboratories.
Interruptions, delays, shutdowns or damage at our manufacturing facilities could harm our business.
In most cases, the manufacturing of each of our products is concentrated in one or a few locations. An interruption in manufacturing capabilities at any of these facilities, as a result of equipment failure or other reasons, could reduce, delay or prevent the production of our products. Our manufacturing facilities and those of our contract manufacturers or suppliers are subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods or weather conditions. Manufacturing facilities may experience plant shutdowns, strikes or other labor disruptions, or periods of reduced production as a result of equipment failures, loss of power, gray outs, delays in deliveries or extensive damage, which could harm our business and prospects. Some of our manufacturing operations are located outside the U.S., including in Costa Rica and the UK. Those manufacturing operations are also subject to additional challenges and risks associated with international operations described herein.
Some of our activities may subject us to risks under federal and state laws prohibiting “kickbacks” and false or fraudulent claims.
We are subject to the provisions of a federal law commonly known as the anti-kickback statute, and several similar state laws, which prohibit payments intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. While the federal law applies only to products or services for which payment may be made by a federal healthcare program, state laws often apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing and other promotional activities of manufacturers of medical devices by limiting the kinds of financial arrangements, including sales programs that may be used with hospitals, physicians, laboratories and other potential purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or are for items or services that were not provided as claimed. Similarly, the Patient Protection and Affordable Care Act also includes stringent reporting requirements of financial relationships between device manufacturers and physicians and teaching hospitals. Specifically, under one provision of the law, which is commonly referred to as the Physician Payment Sunshine Act, we are required to collect data on and annually report to CMS certain payments or other transfers of value to physicians and teaching hospitals and annually report certain ownership and investment interests held by physicians or their immediate family members. Anti-kickback and false claims laws and the Physician Payment Sunshine Act prescribe civil and criminal penalties (including fines) for noncompliance that can be substantial.
Similarly, our international operations are subject to the provisions of the U.S. Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), which prohibits U.S. companies and their representatives from offering or making improper payments to foreign officials for the purpose of obtaining or retaining business. In many countries, the healthcare professionals we regularly interact with may meet the definition of a foreign official for purposes of the FCPA. Our international operations are also subject to various other international anti-bribery laws such as the UK Anti-Bribery Act. Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and compliance programs and internal policies and procedures, we may not always prevent unauthorized, reckless or criminal acts by our employees or agents, or employees or agents of businesses or operations we may acquire. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and have a material adverse effect on our business, financial condition and results of operations. We also could be subject to adverse publicity, severe penalties, including criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes and other remedial actions. Moreover, our failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, and withdrawal of an approved product from the market.
Our international operations and foreign acquisitions expose us to additional operational challenges that we might not otherwise face.
International expansion is a key component of our growth strategy. In fiscal 2019, 24.7% of our revenue came from outside of the U.S. As we grow internationally, our future and existing international operations may subject us to a number of additional risks and expenses, any of which could harm our operating results. These risks and expenses include:

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
Although we do not currently have any customers that represent more than 10% of our consolidated revenues, a material portion of product sales in our Diagnostics segment comes from (and we anticipate will continue to come from) a limited number of customers, one of whom accounted for 14.5% of our Diagnostics segment revenue in fiscal 2019. The loss of any of these key customers, or a significant reduction in sales volume or pricing to these customers, could significantly reduce our Diagnostics segment revenues or profitability.
If we cannot maintain our current corporate collaborations and enter into new corporate collaborations, our product development could be delayed and our revenue could be adversely impacted.
We have relied and/or expect to rely on corporate collaborators for funding development, marketing, distribution, and the commercialization of certain products. If any of our corporate collaborators were to breach, terminate, fail to renew our agreements or otherwise fail to properly conduct its obligations in a timely manner, the development or commercialization and subsequent marketing of the products contemplated by the collaboration could be delayed or terminated. Further, we would be required to devote additional resources to product development or marketing, to terminate some development programs or to seek alternative corporate collaborations. Any corporate collaboration may divert management time and resources. In some instances, we have entered into corporate collaborations with certain partners or companies that could make it more difficult for us to enter into advantageous business transactions or relationships with others. Any of the foregoing risks could harm our business and prospects.
The markets for our newly developed products and newly introduced enhancements to our existing products may not develop as expected.
The successful commercialization of our newly developed products and newly introduced enhancements to our existing products are subject to numerous risks, both known and unknown, including:

•	uncertainty of the development of a market for such product;

•	trends relating to, or the introduction or existence of, competing products or technologies that may be more effective, safer or easier to use than our products or technologies;

•	the perception of our products as compared to other products;

•	recommendation and support for the use of our products by influential customers, such as highly regarded hospitals, physicians and treatment centers;

•	the availability and extent of data demonstrating the clinical efficacy of our products or treatments;

•	competition, including the presence of competing products sold by companies with longer operating histories, more recognizable names and more established distribution networks; and

•	other technological developments.
Often, the development of a significant market for a product will depend upon the establishment of a reimbursement code or an advantageous reimbursement level for use of the product. Moreover, even if addressed, such reimbursement codes or levels frequently are not established until after a product is developed and commercially introduced, which can delay the successful commercialization of a product.
If we are unable to successfully commercialize and create a significant market for our newly developed products and newly introduced enhancements to our existing products our business and prospects could be harmed.
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
Our products and manufacturing processes may require access to technologies and materials that may be subject to patents or other intellectual property rights held by third parties. Our business could be adversely affected if we are unable to obtain the additional intellectual property rights necessary to commercialize our products.
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
There has been substantial litigation regarding patent and other intellectual property rights in the medical device, diagnostic products and related industries. We are and have been involved in patent litigation and may in the future be subject to further claims of infringement of intellectual property rights possessed by third parties. In connection with claims of patent infringement, we may seek to enter into settlement and/or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms. Alternatively, we may decide to litigate such claims or to design around the patented technology. These actions could be costly and would divert the efforts and attention of our management and technical personnel. As a result, any infringement claims by third parties or claims for indemnification by customers resulting from infringement claims, whether or not proven to be true, may harm our business and prospects.
We utilize distributors for a portion of our sales, the loss of which could harm our revenues in the territory serviced by these distributors.
We rely on strategic relationships with a number of key distributors for sales and service of our products. If any of our strategic relationships terminate without replacement or if our strategic partners fail to perform their contractual obligations, our revenues and/or ability to service our products in the territories serviced by these distributors could be adversely affected. We do not control our distributors, and these parties may not be successful in marketing our products. These parties may fail to commit the necessary resources to market and sell our products to the level of our expectations.
If we elect to distribute new products directly, we will have to invest in additional sales and marketing resources, including additional field sales personnel, which would significantly increase future selling, general and administrative expenses. If we fail to successfully market our products, our product sales will decrease. We may also be exposed to risks as a result of transitioning a territory from a distributor sales model to a direct sales model, such as difficulties maintaining relationships with specific customers, hiring appropriately trained personnel or ensuring compliance with local product registration requirements, any of which could result in lower revenues than previously received from the distributor in that territory.
Our results of operations are subject to significant quarterly variation.
Our results of operations have been and may continue to be subject to significant quarterly variation. Our results for a particular quarter may also vary due to a number of factors, including:

•	the overall state of healthcare and cost containment efforts;

•	the timing and level of reimbursement for our products domestically and internationally;

•	the development status and demand for our products;

•	the development status and demand for therapies to treat the health concerns addressed by our products;

•	economic conditions in our markets;

•	foreign exchange rates;

•	the timing of orders;

•	the timing of expenditures in anticipation of future sales;

•	the mix of products we sell and markets we serve;

•	regulatory approval and compliance of products;

•	the introduction of new products and product enhancements by us or our competitors;

•	pricing and other competitive conditions;

•	unanticipated expenses;

•	complex revenue recognition rules pursuant to U.S. generally accepted accounting principles, which we refer to as U.S. GAAP;

•	asset impairments;

•	contingent consideration charges;

•	restructuring and consolidation charges;

•	debt refinancing charges and expenses; and

•	seasonality of sales of certain of our products.
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
State, federal and foreign laws, such as the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, regulate the confidentiality of sensitive personal information and the circumstances under which such information may be released. These measures may govern the disclosure and use of personal and patient medical record information and may require users of such information to implement specified security measures, and to notify individuals in the event of privacy and security breaches. Evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to re-design our products in a timely manner, either of which could have an adverse impact on our results of operations. Other health information standards, such as regulations under HIPAA, establish standards regarding electronic health data transmissions and transaction code set rules for specified electronic transactions, for example transactions involving submission of claims to third-party payors. These standards also continue to evolve and are often unclear and difficult to apply.
Outside the U.S., we are impacted by privacy and data security requirements at the international, national and regional level, and on an industry specific basis. More privacy and security laws and regulations are being adopted, and more are being enforced, with potential for significant financial penalties. In the EU, increasingly stringent data protection and privacy rules have been enacted. The EU General Data Protection Regulation (GDPR) applies uniformly across the EU and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances. The GDPR also requires companies processing personal data of individuals residing in the EU to comply with EU privacy and data protection rules.
Failure to maintain the confidentiality of sensitive personal information in accordance with the applicable regulatory requirements, or to abide by electronic health data transmission standards, could expose us to breach of contract claims, fines and penalties, costs for remediation and harm to our reputation.
We are subject to the risk of product liability claims relating to our products for which we may not have adequate insurance.
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
The sale and use of our diagnostic products could also lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect that resulted in inaccurate test results or the failure to detect a disorder for which it was being used to screen, or caused injuries to a patient. Any product liability claim brought against us, with or without merit, could result in an increase in our product liability insurance rates or the inability to secure additional coverage in the future. Also, even a meritless or unsuccessful product liability claim could be time consuming and expensive to defend, which could result in a diversion of management’s attention from our business and could adversely affect the perceived safety and efficacy of our products and could harm our business and prospects.

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
Our research and development and manufacturing processes involve the controlled use of hazardous materials, such as toxic and carcinogenic chemicals and various radioactive compounds, and the risk of contamination or injury from these materials cannot be eliminated. In such event, we could be held liable for any resulting damages, and any such liability could be extensive. From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, regulations enacted in the EU such as the Registration, Evaluation, Authorization and Restriction of Chemical Substances, or REACH, which requires the registration of and regulates use of certain chemicals, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS, which regulates the use of certain hazardous substances in certain products we manufacture, and the Waste Electrical and Electronic Equipment Directive, or WEEE, which requires the collection, reuse and recycling of waste from certain products we manufacture. These and similar legislation that has been or is in the process of being enacted in Japan, China and various states of the U.S. may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These redesigns or the use of alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions, result in additional costs or have other similar effects. We are also subject to other substantial regulation relating to environmental, health and safety matters, including occupational health and safety, environmental protection, hazardous substance control, and waste management and disposal. The failure to comply with such regulations could subject us to, among other things, fines and criminal liability. We may also be required to incur significant costs to comply with these and future regulations, which may result in a material adverse effect upon our business, financial condition and results of operation.
An adverse change in the projected cash flows from our business units or the business climate in which they operate could require us to record an impairment charge, which could have an adverse impact on our operating results.
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
During fiscal 2019, we identified indicators of impairment for our Medical Aesthetics reporting unit as a result of reductions in forecasts during the year, and in connection with our efforts to sell the business that began prior to the end of fiscal 2019. We executed a definitive agreement on November 20, 2019 to sell the business. The definitive agreement contains representations and warranties and covenants customary for a transaction of this nature, and the completion of the sale is subject to customary closing conditions. However, we cannot assure that we will be able to complete this transaction on a timely basis, if at all. Although this agreement was signed subsequent to the balance sheet date, we concluded that it provided evidence regarding the estimate of fair value of the asset group at September 28, 2019 and that there were no events that occurred between September 28, 2019 and the date we entered into the definitive agreement that would significantly affect the fair value of the asset group. As a result of these indicators of impairment, we recorded total impairment charges of $685.4 million in fiscal 2019.

Although we believe that we use reasonable methodologies for developing assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates are uncertain by nature and can vary from actual results. Any significant adverse change regarding the amount and timing of future cash flows, terminal value growth rates and discount rates used in valuing our reporting units could require us to record an impairment charge, which could have an adverse effect on our operating results. It is possible that the continuation of the current global financial and economic uncertainty could negatively affect our anticipated future cash flows, or the discount rates used to value the cash flows for each of our reporting units to such an extent that we could be required to perform an interim impairment test during fiscal 2020.
We cannot assure we will be able to close our pending sale of Cynosure on a timely basis, if at all.
Our pending sale of Cynosure is subject to a number of risks and uncertainties, many of which are outside of our control, including the occurrence of any event, change or other circumstance that could give rise to the termination of the purchase and sale agreement, the failure of the parties to the transaction to satisfy conditions to completion of the proposed transaction, the risk that regulatory or other approvals are delayed or subject to terms and conditions that are not anticipated. As a result, we cannot assure that the pending transaction will be completed on a timely basis, if at all. The purchase price is subject to adjustment and may be different than we anticipate, and we may incur unexpected liabilities in connection with the transaction.
Changes in tax laws or exposures to additional tax liabilities could negatively impact the Company’s operating results.
We are subject to income taxes, as well as non-income based taxes, in both the U.S. and various foreign jurisdictions. We are also subject to ongoing tax audits in various jurisdictions, and tax authorities may disagree with certain positions we have taken and assess additional taxes. Our future effective tax rate could be unfavorably affected by numerous factors including a change in, or the interpretation of, tax rules and regulations in the jurisdictions in which we operate, a change in our geographic earnings mix, or a change in the measurement of our deferred taxes.
Risks Relating to our Indebtedness
We have a significant amount of indebtedness outstanding, which limits our operating flexibility, and could adversely affect our operations and financial results and prevent us from fulfilling our obligations.
As of September 28, 2019, we had approximately $3.1 billion aggregate principal of indebtedness outstanding. We also have other contractual obligations. This significant level of indebtedness and our other obligations may:

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
In addition, the terms of our financing obligations contain certain covenants that restrict our ability, and that of our subsidiaries, to engage in certain transactions and may impair our ability to respond to changing business and economic conditions, including, among other things, limitations on our ability to:

•	incur indebtedness or issue certain preferred equity;

•	pay dividends, repurchase our common stock, or make other distributions or restricted payments;

•	make certain investments;

•	agree to payment restrictions affecting the restricted subsidiaries;

•	sell or otherwise transfer or dispose of assets, including equity interests of our subsidiaries;

•	enter into transactions with our affiliates;

•	create liens;

•	designate our subsidiaries as unrestricted subsidiaries;

•	consolidate, merge or sell substantially all of our assets; and

•	use the proceeds of permitted sales of our assets.

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
If there were an event of default under one of our debt instruments or a change of control, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately and may be cross-defaulted to other debt, including our outstanding notes. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default or a change of control, and there is no guarantee that we would be able to repay, refinance or restructure the payments on such debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”
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
A significant portion of our indebtedness is subject to floating interest rates, which makes us more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in our business. As of September 28, 2019, approximately $1.7 billion aggregate principal of our indebtedness, which represented the outstanding principal under our Term Loan under our 2018 Credit Agreement and amounts outstanding under our Accounts Receivable Securitization Program, was subject to floating interest rates. We currently have certain hedging arrangements in the form of interest rate cap and interest rate swap agreements in place to mitigate the impact of higher interest rates. The interest rate cap agreements hedge $1.0 billion of principal under our Amended and Restated Credit Agreement and have a December 2019 termination date and December 2020 termination date for the interest rate cap agreements entered into in fiscal 2018 and fiscal 2019, respectively. In fiscal 2019, we entered into an interest rate swap agreement to hedge $1.0 billion of principal under our Amended and Restated Credit Agreement with an effective date of December 2020 and termination date of December 2023.
The proposed discontinuation or replacement of LIBOR would require us to amend certain agreements and may otherwise adversely affect our business.
The UK Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts, including our Credit Agreement and related interest rate swap agreements, and we cannot predict what alternative rate or benchmark would be negotiated. This may result in an increase to our interest expense.
Risks Relating to our Common Stock
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own and lease real property to support our business, including manufacturing, marketing, research and development, logistical support and administration. The following lists those properties that we own or lease that we believe are material to our business. We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

Material Properties Owned:	Primary Use
Newark, DE	DirectRay digital detector research and development and plate manufacturing operations
Warstein, Germany	Hitec-Imaging’s manufacturing operations, research and development and administrative functions
Livingston, UK	Manufacturing operations and research and development
Manchester, UK	Administrative and supply chain operations
Londonderry, NH	Manufacturing operations
San Diego, CA	Diagnostics headquarters, including administrative and manufacturing operations
San Diego, CA	Diagnostics research and development, administrative and manufacturing operations

Material Properties Leased:	Primary Use	Lease Expiration (fiscal year)	Renewals
Danbury, CT	Manufacturing facility	2022	4, five-yr. periods
Danbury, CT	Manufacturing operations and research and development	2021	1, five-yr. period
Marlborough, MA	Headquarters, including research and development, manufacturing and distribution operations	2025	2, five-yr. periods
Marlborough, MA	Manufacturing operations	2024	1, five-yr. period
Alajuela, Costa Rica	Manufacturing facility	2028	2, five-yr. periods
Manchester, England	Manufacturing operations and research and development	2035	None
Westford, MA	Administrative, research and development, and manufacturing operations	2028	None
The Company also leases various administrative and customer support centers throughout the world including in Brussels, Belgium, Kerpen, Germany, Madrid, Spain, Suzhou, China, Wiesbaden, Germany, and also maintains specialized research and development and manufacturing operations at various additional locations.

Item 3. Legal Proceedings
For a discussion of legal matters as of September 28, 2019, please see Note 14 to our consolidated financial statements entitled “Litigation and Related Matters,” which is incorporated by reference into this item.

Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. Our common stock is traded on the Nasdaq Global Select Market under the symbol “HOLX.”
Number of Holders. As of November 21, 2019, there were approximately 987 holders of record of our common stock, including multiple beneficial holders at depositories, banks and brokers listed as a single holder in the street name of each respective depositary, bank or broker.
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
Recent Sales of Unregistered Securities. We did not sell unregistered equity securities during the fourth quarter of fiscal 2019.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs ($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
June 30, 2019 – July 27, 2019	3,998	$48.23	—	$—	$211.5
July 28, 2019 – August 24, 2019	1,298	50.83	—	—	211.5
August 25, 2019 – September 28, 2019	2,017	49.37	—	—	211.5
Total	7,313	$49.01	—	$—	$211.5
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

(2)
On June 13, 2018, the Company's Board of Directors authorized a share repurchase plan to repurchase up to $500.0 million of our outstanding common stock. This share repurchase plan, which replaced a prior plan, was effective August 1, 2018 and expires on June 13, 2023.

Stock Performance Graph
The following information shall not be deemed to be "filed" with the SEC nor shall the information be incorporated by reference into any future filings under the Securities Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following graph compares cumulative total shareholder return on our common stock since September 27, 2014 with the cumulative total return of the Russell 1000 Index and the Standard & Poor’s Health Care Supplies Index. This graph assumes the investment of $100 on September 27, 2014 in our common stock, the Russell 1000 Index and the S&P Health Care Supplies Index. Measurement points are the last trading day of each respective fiscal year.

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, beginning on page F-1. In the second quarter of fiscal 2017, we acquired Cynosure, and in the third quarter of fiscal 2017 we acquired Medicor. In the first and fourth quarters of fiscal 2018, we acquired Emsor and Faxitron, respectively. In the first quarter of fiscal 2019, we acquired Focal Therapeutics. Results of operations for these businesses are included in our consolidated financial statements from the date of acquisition.

	Fiscal Years Ended
	September 28, 2019 (5)	September 30, 2018 (4)	September 24, 2017 (3)	September 26, 2016 (2)	September 27, 2015 (1)
	(In millions, except per share data)
Consolidated Statement of Operations Data
Total revenues	$3,367.3	$3,217.9	$3,058.8	$2,832.7	$2,705.0
Total operating costs and expenses	$3,491.1	$3,455.8	$1,688.6	$2,284.1	$2,249.9
Net (loss) income	$(203.6)	$(111.3)	$755.5	$330.8	$131.6
Basic net (loss) income per common share	$(0.76)	$(0.40)	$2.70	$1.18	$0.47
Diluted net (loss) income per common share	$(0.76)	$(0.40)	$2.64	$1.16	$0.45
Consolidated Balance Sheet Data
Working capital	$723.0	$320.6	$(386.9)	$424.7	$322.4
Total assets	$6,442.1	$7,230.9	$7,979.6	$7,317.0	$7,642.5
Long-term debt obligations, less current portion (6)	$2,812.3	$2,736.1	$2,198.9	$3,058.7	$3,227.3
Total stockholders’ equity	$2,115.7	$2,428.8	$2,784.7	$2,142.7	$2,079.2
____________

(1)
Fiscal 2015 total operating costs and expenses include restructuring and divestiture charges of $28.5 million. Included in net income was a debt extinguishment loss of $62.7 million and related transaction costs of $9.3 million.

(2)
Fiscal 2016 total operating costs and expenses include restructuring and divestiture charges of $10.5 million. Included in net income was a gain on the sale of a marketable security of $25.1 million partially offset by a debt extinguishment loss of $5.3 million.

(3)
Fiscal 2017 total operating costs and expenses include a gain on sale of the blood screening business of $899.7 million (reduces operating costs and expenses), inventory step-up costs of $39.7 million, transaction expenses for acquisitions of $23.2 million, and restructuring charges of $13.3 million.

(4)
Fiscal 2018 total operating costs and expenses include a goodwill impairment charge of $685.7 million, an intangible asset impairment charge of $46.0 million, a legal settlement charge of $34.8 million and restructuring charges of $14.2 million. Included in net loss was a debt extinguishment loss of $45.9 million and related transaction costs of $4.3 million.

(5)
Fiscal 2019 total operating costs and expenses include intangible assets and equipment impairment charges of $685.4 million, inventory step-up costs of $7.1 million, a net legal settlement charge of $4.5 million and restructuring charges of $6.6 million. Included in net loss was a $3.3 million loss for the Company's proportionate share of its equity method investment in SuperSonic Imagine.

(6)
Long-term obligations are net of unamortized debt discounts and deferred issuance costs aggregating $29.0 million, $32.9 million, $27.9 million, $62.9 million and $95.7 million for fiscal years 2019, 2018, 2017, 2016, and 2015, respectively.

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
We offer a wide range of diagnostic products which are used primarily to aid in the diagnosis of human diseases, and through January 31, 2017, we offered products that screened donated human blood and plasma. Our primary diagnostics products include our Aptima family of molecular diagnostic assays, which run on our advanced instrumentation systems (Panther and Tigris), our ThinPrep cytology system, and the Rapid Fetal Fibronectin Test. The Aptima family of molecular diagnostic assays is used to detect, among other things, the infectious microorganisms that cause common sexually transmitted diseases, or STDs, chlamydia and gonorrhea, certain high-risk strains of human papillomavirus, or HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. In addition, in 2017 and 2018 we introduced Aptima quantitative viral load tests for HIV, Hepatitis C and Hepatitis B. The Aptima portfolio also includes diagnostic tests for a range of acute respiratory ailments that are run on the Panther Fusion system, a field upgradeable instrument addition to Panther. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth.
Our Breast Health products include a broad portfolio of solutions for breast cancer care for radiology, pathology and surgery. These solutions include breast imaging and analytics, such as our 2D and 3D mammography systems and reading workstations, minimally invasive breast biopsy guidance systems and devices, breast surgery and biopsy site markers and localization, specimen radiology, ultrasound and connectivity solutions. Our most advanced breast imaging platforms, Selenia Dimensions and 3Dimensions, utilizes a technology called tomosynthesis to produce 3D images that show multiple contiguous slice images of the breast, which we refer to as the Genius 3D Mammography exam, as well as conventional 2D full field digital mammography images. Our clinical results for FDA approval demonstrated that conventional 2D digital mammography with the addition of 3D tomosynthesis is superior to 2D digital mammography alone for both screening and diagnostics for women of all ages and breast densities. In addition, through our recent acquisitions of Faxitron and Focal we have expanded our product portfolio to include breast conserving surgery products.
Our Medical Aesthetics segment offers a portfolio of aesthetic treatment systems, including SculpSure, PicoSure and MonaLisa Touch that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, reduce fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus, ablate sweat glands and improve gynecologic health. This segment also markets TempSure, a radio frequency (or "RF") energy sourced platform that offers both non-surgical and surgical aesthetic treatments and procedures. On November 20, 2019, we executed a definitive agreement to sell our Medical Aesthetics business for a sales price of $205 million in cash subject to certain closing adjustments. Net of these adjustments, we expect net proceeds of approximately $138 million. We expect this disposition to be completed around the end of calendar year 2019. The definitive agreement contains representations and warranties and covenants customary for a transaction of this nature, and the completion of the sale is subject to customary closing conditions, including, among others, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other competition and regulatory approvals. The definitive agreement also contains certain termination rights for us and the purchaser, including, among other events, (i) if the transaction has not been completed on or prior to March 18, 2020, (ii) following a breach by the other party that would cause a closing condition not to be satisfied and is not or cannot be cured within 60 days’ notice of that breach or (ii) if there is any law, injunction or other judgment permanently prohibiting the Transaction. We cannot assure that we will be able to complete this transaction on a timely basis.
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
The allocation of the purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of March 22, 2017. As part of the purchase price allocation, we determined the identifiable intangible assets were developed technology of $736.0 million, in-process research and development of $107.0 million, trade names of $74.0 million, a distribution agreement of $42.0 million and customer relationships of $35.0 million. The fair values of the intangible assets were estimated using the income approach, specifically the excess earning method and relief from royalty method, and the cash flow projections were discounted using rates ranging from 11% to 12%. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.
The developed technology assets comprised know-how, patents and technologies embedded in Cynosure’s products and relate to currently marketed products. In-process research and development projects related to in-process projects that have not reached technological feasibility as of the acquisition date and have no alternative future use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the underlying product or expected commercial release depending on the project. We recorded $107.0 million of in-process research and development assets related to three projects, which were expected to be completed during fiscal 2018 and 2019 with a preliminary cost to complete of approximately $18.0 million. All of the in-process research and development assets were valued using the multiple-period excess earnings method approach using discount rates ranging from 14% to 22%.
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
The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The factors contributing to the recognition of the amount of goodwill were based on several strategic and synergistic benefits that were expected to be realized from the Cynosure acquisition. These benefits included the expectation that our entry into the aesthetics market would significantly broaden our offering in women’s health. The combined company was expected to benefit from a broader global presence, synergistic utilization of Hologic’s direct sales force, primarily its GYN Surgical sales force, with certain Cynosure products and entry into an adjacent, cash-pay segment. During the second quarter of fiscal 2018, we identified indicators of impairment and performed an interim goodwill impairment test. This analysis resulted in a goodwill impairment charge of $685.7 million recorded in the second quarter of fiscal 2018.
During fiscal 2019, we identified indicators of impairment for our Medical Aesthetics reporting unit as a result of reductions in forecasts during the year, and in connection with our efforts to sell the business that began prior to the end of fiscal 2019. We executed a definitive agreement on November 20, 2019 to sell the business. Although this agreement was signed subsequent to the balance sheet date, we concluded that it provided evidence regarding the estimate of fair value of the asset group at September 28, 2019 and that there were no events that occurred between September 28, 2019 and the date we entered into the definitive agreement that would significantly affect the fair value of the asset group. As a result of these indicators of impairment we recorded total impairment charges of $685.4 million in fiscal 2019 to record the asset group to its fair value.
For additional information, please refer to Note 2 and 4 to our consolidated financial statements contained in Item 15 of this Annual Report.

Medicor Medical Supply
On April 7, 2017, we completed the acquisition of MMS Medicor Medical Supplies GmbH, or Medicor, for a purchase price of $19.0 million. Medicor was a long-standing distributor of our Breast and Skeletal Health products in Germany, Austria and Switzerland.

Emsor, S.A.

On December 11, 2017, we completed the acquisition of Emsor S.A., or Emsor, for a purchase price of $16.3 million, which included contingent consideration estimated at $4.9 million as of the measurement date. The contingent consideration is payable upon Emsor achieving predefined amounts of cumulative revenue over a two year period from the date of acquisition. Emsor was a distributor of our Breast and Skeletal Health products in Spain and Portugal.

Faxitron

On July 31, 2018, we completed the acquisition of Faxitron Bioptics, LLC, or Faxitron, for a purchase price of $89.5 million, which included hold-backs of $11.7 million that were payable up to one year from the date of acquisition, and contingent consideration which we estimated at $2.9 million as of the measurement date. The contingent consideration is payable upon meeting certain revenue growth metrics. In the fourth quarter of fiscal 2019, we increased the contingent consideration liability by $1.7 million based on updated projections. In fiscal 2019, we paid $6.5 million of the hold-back and have withheld the remaining $5.2 million under the indemnification provisions of the purchase agreement, which the former shareholders are disputing. Faxitron, headquartered in Tucson, Arizona, develops, manufactures, and markets digital radiography systems. Faxitron's results of operations are reported in our Breast Health reportable segment from the date of acquisition. Based on our valuation, we allocated $53.2 million of the purchase price to the value of intangible assets and $45.6 million to goodwill.

Focal Therapeutics

On October 1, 2018, we completed the acquisition of Focal Therapeutics, Inc., or Focal, for a purchase price of $120.1 million, which included hold-backs of $14.0 million payable up to one year from the date of acquisition. In the second quarter of fiscal 2019, $1.5 million of the hold-back was paid, and the remaining $12.5 million was paid on October 1, 2019. Focal, headquartered in California, manufactures and markets its BioZorb marker, which is an implantable three-dimensional marker that helps clinicians overcome certain challenges in breast conserving surgery. Based on our valuation, we allocated $97.2 million of the purchase price to the value of intangible assets and $31.1 million to goodwill.

SuperSonic Imagine

On August 1, 2019, we acquired approximately 46% of the outstanding shares of SuperSonic Imagine S. A., or SSI. SSI, headquartered in France, specializes in ultrasound imaging and designs, develops and markets an ultrasound platform used in the non-invasive care path for the characterization of breast, liver or prostate diseases. We have accounted for this investment as an equity method investment and as a result we recorded a loss of $3.3 million within other income, net, representing our proportionate share of SSI's loss for the two months ended September 28, 2019. In September 2019, we launched a tender offer to acquire all of the remaining shares of SSI that we did not already own for a price of €1.50 per share in cash. Effective November 21, 2019, we acquired an additional 7.6 million shares for $12.5 million. As a result, we own approximately 78% of the outstanding shares and will launch a second tender offer with similar terms to acquire the remaining shares. We will perform purchase accounting in the first quarter of fiscal 2020 and expect to begin consolidating SSI's results effective November 21, 2019.

Blood Screening Business Disposition
In the first quarter of fiscal 2017, we entered into a definitive agreement to sell our blood screening business to Grifols for a sales price of $1.85 billion in cash, subject to adjustment based on the closing amount of inventory. The transaction closed on January 31, 2017 and we received $1.865 billion. The sale resulted in a gain of $899.7 million recorded in the second quarter of fiscal 2017. As a result of this disposition and proceeds received, we recorded a tax obligation of $649.5 million, which was paid in fiscal 2017. Upon the closing of the transaction, our existing collaboration agreement with Grifols terminated, and a new collaboration agreement was executed as part of this transaction for us to provide certain research and development services to Grifols. In addition, we agreed to provide transition services to Grifols over a two to three year period depending on the nature of the respective service, including the manufacture of inventory, and we are in effect serving as a contract manufacturer of assays for Grifols for a two to three year period from the disposal date. We also agreed to sell Panther instrumentation and certain supplies to Grifols as part of a long term supply agreement. Following the closing of this disposition, we no longer operate our blood screening business, except to the limited extent we have agreed to support Grifols. Under the long term supply agreement, transition services agreement to manufacture assays, and research and development services, we recognized revenues of $58.5 million and $55.4 million in fiscal 2019 and 2018, respectively. For the disposed blood screening business, in fiscal 2017, revenue was $96.5 million, gross profit was $64.8 million and operating income was $45.8 million. Revenue, gross profit and operating income of the disposed business represents the financial impact of the business as it was operated prior to the date of disposition. The operating expenses include only those that were directly incurred and retained by the disposed business and are now incurred by Grifols. See Note 15 to our consolidated financial statements included herein.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage of total revenues represented by items as shown in our Consolidated Statements of Operations. All dollar amounts in tables are presented in millions.

	Fiscal Years Ended
	September 28, 2019	September 29, 2018	September 30, 2017
Revenues:
Product	82.3%	82.2%	83.0%
Service and other	17.7%	17.8%	17.0%
	100.0%	100.0%	100.0%
Costs of revenues:
Product	28.2%	27.6%	28.8%
Amortization of intangible assets	9.5%	9.9%	9.7%
Impairment of intangible assets and equipment	17.2%	—%	—%
Service and other	10.4%	9.8%	8.5%
Gross Profit	34.8%	52.7%	53.0%
Operating expenses:
Research and development	6.9%	6.8%	7.6%
Selling and marketing	16.8%	16.9%	16.3%
General and administrative	9.9%	11.4%	11.2%
Amortization of intangible assets	1.5%	1.8%	2.0%
Impairment of intangible assets and equipment	3.2%	1.4%	—%
Impairment of goodwill	—%	21.3%	—%
Gain on sale of business	—%	—%	(29.4)%
Restructuring charges	0.2%	0.4%	0.4%
	38.5%	60.1%	8.1%
Income (loss) from operations	(3.7)%	(7.4)%	44.8%
Interest income	0.1%	0.2%	0.1%
Interest expense	(4.2)%	(4.6)%	(5.0)%
Debt extinguishment losses	—%	(1.4)%	(0.1)%
Other income, net	0.1%	0.2%	0.4%
(Loss) income before income taxes	(7.7)%	(13.0)%	40.2%
(Benefit) provision for income taxes	(1.6)%	(9.5)%	15.5%
Net (loss) income	(6.1)%	(3.5)%	24.7%

Fiscal Year Ended September 28, 2019 Compared to Fiscal Year Ended September 29, 2018
Product Revenues.

	Years Ended
	September 28, 2019		September 29, 2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$1,179.9	35.0%	$1,123.6	34.9%	$56.3	5.0%
Breast Health	836.8	24.9%	758.5	23.6%	78.3	10.3%
Medical Aesthetics	252.9	7.5%	278.4	8.7%	(25.5)	(9.2)%
GYN Surgical	436.2	13.0%	421.1	13.1%	15.1	3.6%
Skeletal Health	65.5	1.9%	62.3	1.9%	3.2	5.1%
	$2,771.3	82.3%	$2,643.9	82.2%	$127.4	4.8%
We generated a 4.8% increase in product revenues in fiscal 2019 compared to fiscal 2018 due to increases across all our business segments except Medical Aesthetics, which experienced a decline primarily attributable to a reduction in volume of SculpSure and MonaLisa Touch system sales. In the Breast Health business segment, the acquisitions of Faxitron and Focal contributed combined product revenues of $49.2 million in fiscal 2019.
Diagnostics product revenues increased 5.0% in fiscal 2019 compared to fiscal 2018 primarily due to increases in Molecular Diagnostics (excluding blood screening) of $64.2 million partially offset by decreases in Cytology & Perinatal of $8.6 million. In addition, product revenue from blood screening, which we divested in the second quarter of fiscal 2017, increased $0.6 million under our agreement to provide Grifols manufacturing support through a transition services period and long term access to Panther instrumentation and certain raw material supplies. Molecular Diagnostics product revenue was $665.4 million in fiscal 2019 compared to $601.2 million in fiscal 2018. The increase was primarily attributable to sales volume of our Aptima family of assays, which increased $41.9 million on a worldwide basis primarily due to our increased installed base of Panther instruments. This installed base is driving higher volumes of assay testing. In addition, we had an increase in worldwide sales of our virology and Fusion products for which we have recently received certain international regulatory approvals as part of our strategy to expand our menu of assays on the Panther platform. Cytology and Perinatal product revenue decreased $8.6 million primarily due to lower Perinatal volumes, which we primarily attribute to a shift in ordering patterns, and lower domestic ThinPrep test volumes, which we primarily attribute to screening interval expansion as well as a slight decline in average selling prices, partially offset by an increase in international volumes on a worldwide basis. The increase in revenue was partially offset by the negative foreign currency exchange impact on foreign sales of the strengthening U.S. dollar against a number of currencies.
Breast Health product revenues increased 10.3% in fiscal 2019 compared to fiscal 2018 primarily due to the inclusion of Faxitron and Focal products which contributed $44.7 million of the increase in revenues in fiscal 2019. In addition, we had increased unit volumes of our digital mammography systems, primarily our newest 3Dimensions and 3D Performance systems, which complement our older 3D systems for which we had lower sales, and an increase in our newer workflow products, consisting of Intelligent 2D, Clarity HD, and SmartCurve upgrades, partially offset by lower sales of our Brevera breast biopsy system due to supply constraints, Affirm Prone table and software features, and 3D software upgrades. The increase in revenue was partially offset by the negative foreign currency exchange impact on foreign sales of the strengthening U.S. dollar against a number of currencies.
Medical Aesthetics product revenues decreased (9.2)% in fiscal 2019 compared to fiscal 2018 primarily due to a decrease in Body Contouring product revenues on a worldwide basis primarily driven by lower volumes of SculpSure lasers, Submental upgrades and related PAC keys, which we believe was partially due to challenges in our domestic sales force earlier in the year and increased competition in the non-invasive fat reduction category. Our Medical Aesthetics product revenues were also adversely affected by lower Women's Health product sales primarily from lower sales volume of our MonaLisa Touch device, which we believe is primarily driven by the FDA's public letter in the fourth quarter of fiscal 2018 challenging various medical aesthetics companies' marketing of devices for so called "vaginal rejuvenation" procedures relative to their FDA approvals. In November of 2018, we received confirmation from the FDA that we had adequately addressed all of the concerns expressed in their letter and we continue to market our Women’s Health products accordingly. These decreases were partially offset by higher Skin product revenue in fiscal 2019 compared to fiscal 2018 primarily driven by Icon and TempSure system sales. In the fourth quarter of fiscal 2018 in response to the FDA letter referred to above we voluntarily recalled the Tempsure Vitalia handpieces and reversed revenue for refunds and rebates totaling $6.8 million. In the first quarter of fiscal 2019, we relaunched the TempSure product line. The decrease in revenue was also partly due to the negative foreign currency exchange impact on foreign sales of the strengthening U.S. dollar against a number of currencies.

GYN Surgical product revenues increased 3.6% in fiscal 2019 compared to fiscal 2018 primarily due to increases in the volume of MyoSure system sales of $9.7 million and increases in Fluent systems sales of $10.8 million. We launched our Fluent system in the fourth quarter of fiscal 2018. In addition, we had an increase in revenues in fiscal 2019 from the launch of our new Omni scope product. These increases were partially offset by decreases in NovaSure systems sales of $14.0 million in fiscal 2019 compared to fiscal 2018. We attribute the decrease in NovaSure sales primarily to increased competition and a stagnant market for endometrial ablation. In addition, we have experienced a slight reduction in average selling prices across many of our MyoSure and Novasure devices, which were partially offset by an increase in sales volume for the higher priced NovaSure ADVANCED device.
Skeletal Health product revenues increased 5.1% in fiscal 2019 compared to fiscal 2018 primarily due to higher sales volume of our Horizon DXA systems.
In fiscal 2019, 74.6% of product revenues were generated in the United States, 12.0% in Europe, 8.8% in Asia-Pacific, and 4.6% in other international markets. In fiscal 2018, 74.2% of product revenues were generated in the United States, 12.0% in Europe, 9.0% in Asia-Pacific, and 4.8% in other international markets. The slight increase in the percentage of U.S. revenues was primarily due to the Faxitron and Focal acquisitions which generate the majority of their revenue in the U.S.
Service and Other Revenues.

	Years Ended
	September 28, 2019		September 29, 2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$596.0	17.7%	$574.0	17.8%	$22.0	3.8%
Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment, and to a lesser extent, our Medical Aesthetics business. The Breast Health business continues to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period. Our Medical Aesthetics business represented 10.5% and 10.6% of service and other revenues in fiscal 2019 and fiscal 2018, respectively. Service and other revenues increased 3.8% in fiscal 2019 compared to fiscal 2018 primarily due to higher installation, spare parts, and service contract conversion and renewal rates for our Breast Health business. In addition, in the current year, Breast Health had higher license revenue.
Cost of Product Revenues.

	Years Ended
	September 28, 2019		September 29, 2018		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Revenues	$948.7	34.2%	$886.6	33.5%	$62.1	7.0%
Amortization of Intangible Assets	318.5	11.5%	319.4	12.1%	(0.9)	(0.3)%
Impairment of Intangible Assets and Equipment	578.7	20.9%	—	—%	578.7	100.0%
	$1,845.9	66.6%	$1,206.0	45.6%	$639.9	53.1%
Product gross margin was 33.4% in fiscal 2019 compared to 54.4% in fiscal 2018. Excluding the impairment of intangible assets and equipment, product gross margin would have been 54.3%
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 34.2% in the current year compared to 33.5% in the prior year. Cost of product revenues as a percentage of product revenues increased in fiscal 2019 compared to fiscal 2018 primarily due to unfavorable manufacturing variances, product mix, step-up in fair value of inventory acquired in the Focal acquisition that resulted in additional costs of $7.1 million, increased tariff costs for products imported into China of $7.5 million and higher international freight costs.

Diagnostics' product costs as a percentage of revenue increased in fiscal 2019 compared to fiscal 2018 primarily due to lower ThinPrep Pap test and Perinatal sales, unfavorable manufacturing variances, and lower gross margin from blood screening based on the increase in sales under our long-term supply agreement with Grifols. These cost increases were partially offset by improved molecular diagnostics' gross margin from increased volume of Aptima assays and viral assays.
Breast Health’s product costs as a percentage of revenue increased in fiscal 2019 compared to fiscal 2018 primarily due to unfavorable manufacturing and purchase price variances, the acquisition of Focal in the first quarter of fiscal 2019 and the related impact of stepping-up the acquired inventory to fair value in purchase accounting that resulted in additional costs of $7.1 million in fiscal 2019, tariff costs in China, an increase in the sales volume of digital mammography systems internationally, which generally have lower average selling prices than domestic system sales, and lower software sales. The increases in costs as a percentage of revenue were partially offset by higher domestic sales volume of the higher margin 3Dimensions system sales and increased sales of the higher margin workflow products, consisting of Intelligent 2D, Clarity HD, and SmartCurve upgrades.
Medical Aesthetics' product costs as a percentage of revenue decreased in fiscal 2019 compared to fiscal 2018 primarily due to fiscal 2018 including a $6.8 million revenue reserve recorded in the fourth quarter of fiscal 2018 for the voluntary TempSure Vitalia recall in response to the FDA letter and related inventory charges in fiscal 2018. This was partially offset by lower sales volume, unfavorable product mix as we sold fewer units of our higher margin SculpSure laser and related PAC keys and MonaLisa Touch device, unfavorable manufacturing variances, increased inventory reserves and tariff costs in China.
GYN Surgical’s product costs as a percentage of revenue decreased slightly in fiscal 2019 compared to fiscal 2018 primarily due to favorable manufacturing variances from overall increased volumes. Product costs were relatively consistent in fiscal 2019 compared to fiscal 2018. While there is a continued mix shift to the lower margin MyoSure products from NovaSure comprising a higher percentage of GYN Surgical product sales and increased sales of Fluent, this trend was offset by an increase in sales volume in fiscal 2019 for the higher margin NovaSure ADVANCED device compared to the Classic device.
Skeletal Health’s product costs as a percentage of revenue were relatively consistent in fiscal 2019 compared to fiscal 2018.
Amortization of Intangible Assets. Amortization of intangible assets included in cost of product revenues relates to acquired developed technology, which is generally amortized over its estimated useful life of between 5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense decreased in fiscal 2019 compared to fiscal 2018 primarily due to lower amortization from intangible assets acquired in the Cynosure acquisition which were written down in the second quarter of fiscal 2019 (partially offset by shortening the remaining life of certain assets) and lower amortization of intangible assets acquired in the Cytyc acquisition which reduce over time. These decreases were partially offset by combined amortization expense related to intangible assets acquired in the Faxitron and Focal acquisitions of $12.9 million in the fiscal 2019.
Impairment of Intangible Assets and Equipment. During fiscal 2019, we identified indicators of impairment for our Medical Aesthetics reporting unit as a result of reductions in forecasts during the year, and in connection with our efforts to sell the business that began prior to the end of fiscal 2019 as described above. As a result of these indicators of impairment, we recorded total impairment charges of $685.4 million in fiscal 2019. The impairment charge was allocated to developed technology for $576.9 million and equipment assets for $1.8 million, which is included in cost of revenues. In the first quarter of fiscal 2020, this asset group will meet the assets held-for-sale criteria and will be recorded at fair value less the costs to sell, which could result in additional charges.
Cost of Service and Other Revenues.

	Years Ended
	September 28, 2019		September 29, 2018		Change
	Amount	% of Service and Other Revenues	Amount	% of Service and Other Revenues	Amount	%
Cost of Service and Other Revenues	$350.5	58.8%	$315.2	54.9%	$35.3	11.2%
Service and other revenues gross margin was 41.2% in fiscal 2019 compared to 45.1% in fiscal 2018. The decrease in gross margin is primarily due to an increase in costs in Breast Health to repair digital mammography systems under service contracts, including an increase in spare parts revenue with unfavorable margins, increased departmental spend and higher freight costs, and increased field service costs in Medical Aesthetics. In fiscal 2019, the reduced gross margin was partially offset by an increase in Breast Health license revenue, which has a higher gross margin.
Operating Expenses.

	Years Ended
	September 28, 2019		September 29, 2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$232.2	6.9%	$218.7	6.8%	$13.5	6.2%
Selling and marketing	564.9	16.8%	544.6	16.9%	20.3	3.7%
General and administrative	332.3	9.9%	366.1	11.4%	(33.8)	(9.2)%
Amortization of intangible assets	52.0	1.5%	59.3	1.8%	(7.3)	(12.3)%
Impairment of intangible assets and equipment	106.7	3.2%	46.0	1.4%	60.7	132.0%
Impairment of goodwill	—	—%	685.7	21.3%	(685.7)	(100.0)%
Restructuring charges	6.6	0.2%	14.2	0.4%	(7.6)	(53.5)%
	$1,294.7	38.5%	$1,934.6	60.0%	$(639.9)	(33.1)%
Research and Development Expenses. Research and development expenses increased 6.2% in fiscal 2019 compared to fiscal 2018 primarily due to a $4.5 million charge related to the purchase of intellectual property in the third quarter of fiscal 2019, higher compensation expense in Breast Health due to increased headcount and the inclusion of expenses from the Faxitron and Focal acquisitions contributing a $4.8 million increase, and an increase in consulting spend, partially offset by a decrease in project spend and a reduction in Diagnostics from lower headcount. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses increased 3.7% in fiscal 2019 compared to fiscal 2018 primarily due to expenses attributable to the Faxitron and Focal acquisitions contributing a $19.7 million increase in fiscal 2019, increased sales personnel headcount in Surgical, increased marketing initiatives in Diagnostic, and higher travel partially offset by lower Medical Aesthetics expenses primarily due to lower compensation expense as a result of lower headcount, and a reduction in marketing initiatives spend and trade shows.
General and Administrative Expenses. General and administrative expenses decreased 9.2% in fiscal 2019 compared to fiscal 2018 primarily due to the inclusion in fiscal 2018 of a $34.8 million legal settlement charge related to the Smith & Nephew patent infringement lawsuit related regarding our MyoSure system. Excluding the impact of the Smith & Nephew settlement, general and administrative expenses were consistent in fiscal 2019 compared to fiscal 2018. Fiscal 2019 included higher compensation and benefits due to increased headcount and improved results, higher facility and infrastructure costs, increased acquisition and transactional related expenses including contingent consideration, and an increase in accounting and consulting fees related to the adoption of new accounting standards. Additionally, the first quarter of fiscal 2018 included a $4.0 million benefit due to resolution of a non-income tax matter. Offsetting these increases in fiscal 2019 was lower depreciation expense as fiscal 2018 included accelerated depreciation of Cynosure's SAP ERP system, and a net decrease in legal fees and charges primarily related to the Fuji and Minerva lawsuits, partially offset by settling the Enzo lawsuit in the second quarter of fiscal 2019.
Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, distributor relationships and business licenses related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 5 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense decreased 12.3% in fiscal 2019 compared to fiscal 2018 primarily due to lower amortization from the intangible assets acquired in the Cynosure acquisition which were written down in the second quarter of fiscal 2019.
Impairment of Intangible Assets and Equipment. As discussed above, we recorded aggregate impairment charges of $685.4 million during fiscal 2019. The impairment charges were allocated to the long-lived assets and written off to operating expenses in the amounts of $22.4 million to customer relationships, $48.6 million to trade names, $27.7 million to distribution agreements and $8.0 million to equipment.

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
Restructuring Charges. In fiscal 2017, in connection with our acquisition of Cynosure, we implemented certain organizational changes, and we also eliminated certain research and development positions in Breast Health and manufacturing positions primarily in our Diagnostics division. In fiscal 2018, we finalized our decision to consolidate legacy international accounting and customer service organizations into our Manchester, UK location and decided to eliminate positions in Belgium, France, Italy, Spain and Germany. This transition was completed in fiscal 2019. We also eliminated certain sales and marketing personnel in our Diagnostics and Medical Aesthetics divisions. Additionally, we decided to close our Hicksville, New York facility which manufactured certain Cynosure products and the employees were notified of termination and related benefits in the third quarter of fiscal 2018. In fiscal 2019, we decided to transfer certain shared services positions to our Costa Rica facility from our Marlborough location and made other employee termination actions. Pursuant to U.S. GAAP, the related severance and benefit charges are recognized either ratably over the respective required employee service periods or up-front for contractual benefits. In fiscal 2019 and 2018, we recorded aggregate charges of $6.6 million and $14.2 million, respectively, from these actions, primarily for severance and benefits and to a lesser extent lease obligation charges for facility closure costs. For additional information, please refer to Note 6 to our consolidated financial statements contained in Item 15 of this Annual Report.
Interest Expense.

	Years Ended
	September 28, 2019	September 29, 2018	Change
	Amount	Amount	Amount	%
Interest Expense	$(140.8)	$(148.7)	$7.9	(5.3)%
Interest expense in fiscal 2019 and 2018 consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense in fiscal 2019 decreased compared to fiscal 2018 primarily from refinancing our 2022 Senior Notes with our 2025 and 2028 Senior Notes that carry lower rates, extinguishing our Convertible Notes in fiscal 2017 and 2018. Fiscal 2018 interest expense also included issuance costs expensed from refinancing of our credit facilities and issuance of the 2025 Senior Notes and 2028 Senior Notes in fiscal 2018. These decreases in fiscal 2019 were partially offset by increased interest expense under our 2018 Credit Agreement due to an increase in LIBOR and average amounts outstanding and net lower gains earned under our interest rate cap agreements that hedge the variable interest rate under our credit facilities in fiscal 2019 as compared to fiscal 2018.

Debt Extinguishment Losses.

	Years Ended
	September 28, 2019	September 29, 2018	Change
	Amount	Amount	Amount	%
Debt Extinguishment Losses	$(0.8)	$(45.9)	$45.1	(98.3)%
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
Other Income, net.

	Years Ended
	September 28, 2019	September 29, 2018	Change
	Amount	Amount	Amount	%
Other Income, net	$3.1	$7.6	$(4.5)	(59.2)%
In fiscal 2019, this account primarily consisted of net foreign currency exchange gains of $5.1 million primarily due to hedging activities, a gain of $0.9 million on the sale of an investment and a gain of $0.4 million on the cash surrender value of life insurance contracts related to our deferred compensation plans, partially offset by a $3.3 million loss related to our proportionate share of investment in SSI, which is being accounted for an equity method investment.
In fiscal 2018, this account primarily consisted of net foreign currency exchange gains of $5.9 million primarily due to hedging activities, a gain of $3.2 million on the cash surrender value of life insurance contracts related to our deferred compensation plan, partially offset by a realized loss of $0.6 million on the sale of a marketable security.
(Benefit) for Income Taxes.

	Years Ended
	September 28, 2019	September 29, 2018	Change
	Amount	Amount	Amount	%
(Benefit) for Income Taxes	$(54.1)	$(307.3)	$253.2	(82.4)%
Our effective tax rate for fiscal 2019 was 21.0% compared to 73.4% in fiscal 2018. Our effective tax rate in fiscal 2019, applied to an overall pre-tax loss resulting in a benefit, was equal to the statutory tax rate primarily due to the offsetting impacts of a discrete benefit related to an internal restructuring, earnings in jurisdictions subject to lower tax rates, reserves for uncertain tax positions and releases resulting from statute of limitations expirations and favorable audit settlements, a valuation allowance resulting from the Medical Aesthetics impairment charge, and finalizing the impact of the enactment of the Tax Cuts and Jobs Act (the "Act") in the first quarter of fiscal 2019. As of December 29, 2018, we completed our accounting for the tax effects of enactment of the Act, recording a benefit reduction of $5.0 million in the three months ended December 29, 2018. We recognized a final net benefit amount of $341.2 million related to the Act, which was included as a component of income tax expense.
Our effective tax rate in fiscal 2018, applied to an overall pre-tax loss resulting in a benefit, differed from the statutory tax rate primarily due to the favorable impact of the Tax Cuts and Jobs Act (the "Act"), which required us to remeasure our U.S. net deferred tax liabilities at a lower rate, partially offset by the unfavorable impact of the Medical Aesthetics goodwill impairment charge, substantially all of which was non-deductible. The net result of implementing the Act was a benefit of $346.2 million representing our best estimate based on our interpretation of the Act. As of September 29, 2018, we were still accumulating data to finalize the underlying calculations, and the U.S. Treasury was expected to issue further guidance on the application of certain provisions of the Act.

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
Diagnostics.

	Years Ended
	September 28, 2019	September 29, 2018	Change
	Amount	Amount	Amount	%
Total Revenues	$1,205.5	$1,147.4	$58.1	5.1%
Operating Income	$163.1	$145.5	$17.6	12.1%
Operating Income as a % of Segment Revenue	13.5%	12.7%
Diagnostics revenues increased in fiscal 2019 compared to fiscal 2018 primarily due to the increase in product revenues discussed above.
Operating income for this business segment increased in fiscal 2019 compared to fiscal 2018 primarily due to an increase in gross profit from higher revenues partially offset by an increase in operating expenses. Gross margin was 47.3% in the current year compared with 47.1% in the prior year. The increase in gross margin was primarily due to improved molecular diagnostics' gross margin from increased volume of Aptima assays and lower amortization expense, partially offset by lower ThinPrep Pap test and Perinatal volumes, unfavorable manufacturing variances, lower gross margins on blood screening revenues, and the negative foreign currency impact of the strengthening U. S. dollar.
Operating expenses increased in fiscal 2019 compared to fiscal 2018 primarily due to the $10.5 million settlement charge recorded in the second quarter of fiscal 2019 related to the Enzo litigation, an increase in marketing initiatives and trade shows, an increase in consulting spend and higher sales expense partially offset by lower compensation expense due to a decrease in headcount, lower clinical trial expenses based on the timing of projects, a reduction in legal fees, lower restructuring costs and lower amortization expense.
Breast Health.

	Years Ended
	September 28, 2019	September 29, 2018	Change
	Amount	Amount	Amount	%
Total Revenues	$1,314.2	$1,218.2	$96.0	7.9%
Operating Income	$399.3	$399.7	$(0.4)	(0.1)%
Operating Income as a % of Segment Revenue	30.4%	32.8%
Breast Health revenues increased in fiscal 2019 compared to fiscal 2018 primarily due to an increase of $78.3 million in product revenue and a $17.7 million in service and other revenue as discussed above.
Operating income for this business segment was consistent in fiscal 2019 compared to fiscal 2018 primarily due to an increase in gross profit from higher revenue offset by an increase in operating expenses in the current year. The overall gross margin decreased to 57.8% in the current year compared to 60.2% in the prior year primarily due to a $12.9 million increase in amortization expense from the Faxitron and Focal acquisitions, the fair value adjustment related to Focal inventory of $7.1 million, an increase in lower margin service revenue, increased service costs related primarily to spare parts, tariff costs in China, lower software sales and the negative foreign currency impact of the strengthening U. S. dollar. These reductions in gross margins were partially offset by favorable product gross margins from sales volume increases in the 3Dimensions and 3D Performance systems, which have higher average selling prices, and an increase in license revenue.
Operating expenses increased in fiscal 2019 compared to fiscal 2018 due to an increase in compensation from higher headcount in the Breast Health segment, the inclusion of expenses from the Faxitron and Focal acquisitions aggregating $29.4 million, increased travel expenses, increased R&D project expenses, higher acquisition related expenses including integration, a $1.7 million increase to contingent consideration related to Faxitron, increased commissions from higher sales. These increases were partially offset by lower legal expenses as a result of a benefit from settling the Fuji litigation and lower activity in fiscal 2019 compared to fiscal 2018.
Medical Aesthetics.

	Years Ended
	September 28, 2019	September 29, 2018	Change
	Amount	Amount	Amount	%
Total Revenues	$315.6	$339.1	$(23.5)	(6.9)%
Operating Loss	$(781.2)	$(844.7)	$63.5	(7.5)%
Operating Loss as a % of Segment Revenue	(247.5)%	(249.1)%
Medical Aesthetics revenue decreased in fiscal 2019 compared to fiscal 2018 primarily due to decrease of $25.5 million in product revenue discussed above, partially offset by increase of $1.9 million in service revenue.
The operating loss in fiscal 2019 included intangible asset and equipment impairment charges of $443.8 million and $241.6 million recorded in the second quarter and fourth quarter of fiscal 2019, respectively. The operating loss in fiscal 2018 included impairment charges aggregating $731.7 million for goodwill and an in-process research and development intangible asset recorded in the second quarter of fiscal 2018. Excluding the impairment charges, the operating loss for this business segment would have been $95.8 million in fiscal 2019 compared to $113.0 million in fiscal 2018, a decrease of $17.2 million. The reduction of the operating loss was primarily due to a decrease in operating expenses partially offset by a reduction in gross profit from lower revenues. Gross margin, excluding impairment charges, decreased primarily due to lower sales volume of our higher margin MonaLisa Touch device and SculpSure laser and related PAC keys, higher sales of lower margin Icon and TempSure systems, unfavorable manufacturing variances, an increase in inventory reserves, increased service costs, and tariffs in China. These decreases in gross profit were partially offset by the effect of the revenue reversal of $6.8 million in the prior year period related to the TempSure Vitalia voluntary recall.
Offsetting the decrease in gross profit, operating expenses other than impairment charges were lower in fiscal 2019 compared to fiscal 2018 primarily due to a decrease in compensation related to lower headcount across the organization from attrition and initiatives to right-size spending relative to operating results, lower depreciation expense as the prior year period included accelerated depreciation expense related to the abandonment of Cynosure's SAP ERP system, a reduction in restructuring and integration charges, lower amortization expense as a result of impairing the intangible assets in the second quarter of fiscal 2019, lower marketing initiative spend, lower travel and trade show spend, and lower consulting, partially offset by an increase in legal fees.
GYN Surgical.

	Years Ended
	September 28, 2019	September 29, 2018	Change
	Amount	Amount	Amount	%
Total Revenues	$437.2	$422.0	$15.2	3.6%
Operating Income	$99.2	$58.3	$40.9	70.2%
Operating Income as a % of Segment Revenue	22.7%	13.8%
GYN Surgical revenues increased in fiscal 2019 compared to fiscal 2018 due to the increase in product revenues discussed above.
Operating income for this business segment increased in fiscal 2019 compared to fiscal 2018 primarily due to the inclusion of a legal settlement charge of $34.8 million related to settling the Smith & Nephew patent infringement lawsuit related to the MyoSure system in fiscal 2018. Excluding the impact of the Smith & Nephew settlement, operating income increased $6.1 million in fiscal 2019 compared to fiscal 2018 primarily due to increased gross profit driven by higher revenue. Gross margin increased to 64.3% in the current year compared to 63.1% in the prior year primarily due to lower amortization expense, increased volumes and favorable manufacturing variances.
Excluding the impact of the Smith & Nephew settlement, operating expenses increased in fiscal 2019 compared to fiscal 2018 primarily due to increased compensation from higher sales headcount and increased commissions, a $4.5 million charge in research and development expenses related to the purchase of certain intellectual property in the third quarter of fiscal 2019, higher research project spend and because the prior year period included a $3.2 million benefit related to the resolution of a tax matter, partially offset by a decrease in marketing initiatives.
Skeletal Health.

	Years Ended
	September 28, 2019	September 29, 2018	Change
	Amount	Amount	Amount	%
Total Revenues	$94.8	$91.2	$3.6	3.9%
Operating (Loss) Income	$(4.2)	$3.3	$(7.5)	(227.3)%
Operating (Loss) Income as a % of Segment Revenue	(4.4)%	3.6%
Skeletal Health revenues increased in fiscal 2019 compared to fiscal 2018 primarily due to the increase in product revenues discussed above.
Operating income decreased in fiscal 2019 compared to the prior year primarily due to higher operating expenses. Gross margin decreased to 37.4% in the current year compared to 39.7% in the prior year primarily due to pricing pressures and unfavorable manufacturing variances. Operating expenses increased in fiscal 2019 compared to fiscal 2018 primarily due to facility closure costs incurred for the Bedford facility of $1.4 million in fiscal 2019, increased research and development spending and consulting spend.

Fiscal Year Ended September 29, 2018 Compared to Fiscal Year Ended September 30, 2017
Product Revenues.

	Years Ended
	September 29, 2018		September 30, 2017		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$1,123.6	34.9%	$1,165.1	38.1%	$(41.5)	(3.6)%
Breast Health	758.5	23.6%	708.0	23.2%	50.4	7.1%
Medical Aesthetics	278.4	8.7%	178.3	5.8%	100.1	56.1%
GYN Surgical	421.1	13.1%	426.1	13.9%	(5.0)	(1.2)%
Skeletal Health	62.3	1.9%	60.4	2.0%	1.9	3.1%
	$2,643.9	82.2%	$2,538.0	83.0%	$105.9	4.2%
We generated a 4.2% increase in product revenues in fiscal 2018 compared to fiscal 2017 primarily due to our acquisition of Cynosure on March 22, 2017 and an increase in Breast Health sales. Cynosure's results (after the date of the acquisition) are reported in our Medical Aesthetics segment. Cynosure is the sole business in this segment. Partially offsetting the increase, our Diagnostics business product revenues declined as a result of the sale of our blood screening business effective January 31, 2017, and we had lower revenues in GYN Surgical. Excluding blood screening, Diagnostics revenues increased $46.6 million in fiscal 2018 compared to fiscal 2017. In addition, fiscal 2018 was a 52-week year compared to a 53-week year in fiscal 2017.
Diagnostics product revenues decreased 3.6% in fiscal 2018 compared to fiscal 2017 primarily due to the decrease in blood screening revenues of $88.2 million in the fiscal 2018 as a result of the divestiture of the business during the second quarter of fiscal 17. In connection with the divestiture agreement, we committed to providing Grifols manufacturing support through the defined transition services period and long term access to Panther instrumentation and certain supplies. Product revenue under the long term supply agreement and transition services agreement to manufacture assays for Grifols was $45.4 million and $37.1 million for fiscal 2018 and fiscal 2017, respectively. Excluding the divestiture of the blood screening business, diagnostic product revenues grew driven by increases in Molecular Diagnostics of $43.6 million in fiscal 2018, while Cytology & Perinatal revenues were slightly higher by $3.0 million year over year primarily due to higher international sales volume.
Molecular Diagnostics product revenue was $601.2 million in fiscal 2018 compared to $557.6 million in fiscal 2017. The increase was primarily attributable to sales of our Aptima family of assays on a worldwide basis due to our increased installed base of Panther instruments, which is driving higher volumes of assay testing. In addition, we had an increase in the number of our virology products, as we received additional international regulatory approvals. These increases were partially offset by a slight decline in average selling prices, lower instrument sales and the loss of one week in fiscal 2018 compared to fiscal 2017. Cytology & Perinatal product revenue increased due to higher international ThinPrep volumes, partially offset by lower domestic ThinPrep test volumes, which we primarily attribute to screening internal expansion, as well as a slight decline in average selling prices on a worldwide basis.
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
Our Medical Aesthetics business commenced in fiscal 2017 as a result of the acquisition of Cynosure effective March 22, 2017. Product revenue increased 56.1% in fiscal 2018 compared to fiscal 2017 primarily due to year over year increases in Body Contouring, Skin, Women’s Health and Other product revenues as fiscal 2018 was a full year period compared to slightly more than six months of activity in fiscal 2017. The fourth quarter and annual period were affected by our decision to voluntary recall the TempSure Vitalia system in response to a letter we received from the FDA expressing concerns regarding “vaginal rejuvenation” procedures using energy-based devices, which specifically mentioned our MonaLisa Touch laser. We believed our MonaLisa Touch laser had the appropriate FDA approvals. However, in considering the FDA’s broader concerns we elected to suspend marketing and distribution of our TempSure Vitalia handpieces and single-use probes until we have assessed the implications of recent FDA considerations for devices in this category. As a result, we requested our customers to return any Vitalia handpieces and unused probes they purchased and we recorded a $6.8 million reserve to revenue for issuing refunds and rebates.
GYN Surgical product revenues decreased 1.2% in fiscal 2018 compared to fiscal 2017 primarily due to lower NovaSure system sales of $25.0 million from lower U.S. volumes partially offset by an increase in MyoSure system sales on a worldwide basis of $14.6 million. We attributed the decrease in NovaSure sales primarily to increased competition and a stagnant market for endometrial ablation, partially offset by a slight increase in average selling prices from a mix shift to the higher priced NovaSure ADVANCED device. In addition, fiscal 2018 was a 52-week year compared to a 53-week year in fiscal 2017. Offsetting these decreases is the positive effect of foreign currency exchange rates from a weaker U.S. dollar.
Skeletal Health product revenues increased 3.1% in fiscal 2018 compared to fiscal 2017 primarily due to higher sales volume of our Horizon osteoporosis assessment product revenues in the U.S., which was partially offset by a decrease in our mini C-arm sales, which we attributed primarily to competitive pressures.
In fiscal 2018, 74.2% of product revenues were generated in the United States, 12.0% in Europe, 9.0% in Asia-Pacific, and 4.8% in other international markets. In fiscal 2017, 76.7% of product revenues were generated in the United States, 10.3% in Europe, 8.5% in Asia-Pacific, and 4.5% in other international markets. The slight decrease in the percentage of U.S. revenues was primarily due higher revenues in other international markets as a result of our Cynosure, Medicor, and Emsor acquisitions, and increased international sales volume of 3Dimensions systems, ThinPrep Pap tests and Aptima products in Europe and Asia-Pacific.
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
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 33.5% in fiscal 2018, compared to 34.7% in fiscal 2017. Cost of product revenues as a percentage of product revenues in fiscal 2018 was lower than fiscal 2017 primarily due to the acquisition of Cynosure in the prior year and the related impact of stepping-up the acquired inventory to fair value in purchase accounting, resulting in additional costs of $39.3 million in fiscal 2017.

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
Service and other revenues gross margin was 45.1% in fiscal 2018 compared to 50.3% in fiscal 2017. The decrease in gross margin is primarily related to the lower margin Cynosure service business being a higher percentage of the overall service business in fiscal 2018 from a full year of operations, the inclusion in fiscal 2017 of $9.5 million of non-recurring royalty revenue that had no corresponding costs, and to a lesser extent an increase in costs to repair older digital mammography systems under service contracts in our Breast Health business. The decrease was partially offset by the Breast Health business continued strength to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period leveraging our service infrastructure.

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
** - Percentage not meaningful
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
Selling and Marketing Expenses. Selling and marketing expenses increased 9.2% in fiscal 2018 compared to fiscal 2017 primarily due to the inclusion of Cynosure, which increased $49.9 million in fiscal 2018 representing a full year of activity; however, headcount was lower compared to the prior year as this business's expenses were aligned to reflect its operating results. Excluding Cynosure, selling and marketing expenses related to Hologic's legacy business decreased $5.0 million in fiscal 2018 compared to fiscal 2017 primarily due to lower marketing initiatives and consulting expenses, lower spend on travel, a decline in sales personnel headcount in Diagnostics and one less week of expenses, partially offset by higher salary compensation from increased headcount in Breast Health and to a lesser extent GYN Surgical, and an increase in commissions and third-party commissions primarily in Breast Health.
General and Administrative Expenses. General and administrative expenses increased 6.6% in fiscal 2018 compared to fiscal 2017 primarily due to the inclusion of Cynosure, which increased $22.1 million in fiscal 2018 representing a full year of activity; however, headcount has been reduced as this business is integrated into our corporate structure. Excluding the impact of Cynosure, expenses related to Hologic’s legacy business increased slightly in fiscal 2018 compared to fiscal 2017 primarily due to increased legal fees including settling the Smith & Nephew patent infringement lawsuit related to the MyoSure system for $34.8 million, fees incurred in the Fuji and Minerva lawsuits, increased international infrastructure costs, increased bad debt expense primarily from international and Cynosure customers, higher tax consulting and accounting fees and increased information systems infrastructure and project costs. These increases were partially offset by lower costs in fiscal 2018 as fiscal 2017 expenses included a $23.2 million net charge for non-income tax related matters, which was net of the benefit from the Medical Device Excise tax refunds, acquisition and divestiture transaction expenses of $23.2 million, higher integration and consolidation charges primarily related to the Cynosure acquisition, and the prior year period included an additional week of expenses.

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
Impairment of Goodwill. During the second quarter of fiscal 2018, in connection with commencing our company-wide annual budgeting and strategic planning process, evaluating the current operating performance of our Medical Aesthetics reporting unit, and abandoning an in-process research and development project, we reduced the short term and long term revenue and operating income forecasts and determined that indicators of impairment existed in our Medical Aesthetics reporting unit. The Medical Aesthetics reporting unit is solely comprised of the Cynosure business, which we acquired on March 22, 2017. The updated forecast reflected significantly reduced volume and market penetration projections resulting in lower short-term and long-term profitability than expected at the time of the Cynosure acquisition. As a result of these current events and circumstances, we determined that it was more likely than not that this change would reduce the fair value of the reporting unit below its carrying amount. To estimate the fair value of the reporting unit, we utilized the income approach. The income approach is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the reporting unit and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows were based on our most recent budget and strategic plan. For the period beyond the strategic plan period, our estimates were based on assumed growth rates expected as of the measurement date. We believed our assumptions are consistent with the plans and estimates used to manage the underlying business. The discount rate used was intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the reporting unit. The basis of fair value for Medical Aesthetics assumed the reporting unit would be purchased or sold in a non-taxable transaction, and the discount rate of 12.0% applied to the after-tax cash flows was consistent with that used in the purchase accounting performed in fiscal 2017. For additional information pertaining to impairment of goodwill, please refer to Note 2 to our consolidated financial statements contained in Item 15 of this Annual Report.
Gain on Sale of Business. In the second quarter of fiscal 2017, we completed the sale of our blood screening business to Grifols and recorded a gain of $899.7 million.
Restructuring Charges. In fiscal 2016, we implemented organizational changes to our international operations. In fiscal 2017, in connection with our acquisition of Cynosure, we implemented certain organizational changes, and we also eliminated certain research and development positions in Breast Health and manufacturing positions primarily in our Diagnostics division. In fiscal 2018, we finalized our decision to consolidate legacy international accounting and customer service organizations into our Manchester, UK location and will be eliminating positions in Belgium, France, Italy, Spain and Germany. This transition was completed in fiscal 2019. We also eliminated certain sales and marketing personnel in our Diagnostics and Medical Aesthetics divisions. Additionally, we decided to close our Hicksville, New York facility which manufactures certain Cynosure products and the employees were notified of termination and related benefits in the third quarter of fiscal 2018. Pursuant to U.S. GAAP, the related severance and benefit charges were recognized either ratably over the respective required employee service periods or up-front for contractual benefits. In fiscal 2018 and 2017, we recorded aggregate charges of $14.2 million and $13.3 million, respectively, from these actions, primarily for severance and benefits and to a lesser extent lease obligation charges for facility closure costs. For additional information, please refer to Note 6 to our consolidated financial statements contained in Item 15 of this Annual Report.

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
In the first quarter of fiscal 2018, we entered into the 2017 Credit Agreement with Bank of America, N.A. The proceeds under the 2017 Credit Agreement of were used to pay off the Term Loan and Revolver outstanding under the Prior Credit Agreement. In connection with this transaction, we recorded a debt extinguishment loss of $1.0 million in the first quarter of fiscal 2018. In the second quarter of fiscal 2018, we completed private placement of $1.0 billion aggregate principal of senior notes allocated between the 2025 Senior Notes and 2028 Senior Notes. The proceeds under the 2025 Senior Notes and 2028 Senior Notes offering and our available cash were used to redeem the 2022 Senior Notes in the same principal amount. In connection with this transaction, we recorded a debt extinguishment loss of $44.9 million in the second quarter of fiscal 2018.
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
Our effective tax rate for fiscal 2018 was 73.4% compared to 38.6% in fiscal 2017. Our effective tax rate in fiscal 2018, applied to an overall pre-tax loss resulting in a benefit, was higher than the statutory rate primarily due to the favorable impact of the Tax Cuts and Jobs Act (the "Act"), which required us to remeasure our U.S. net deferred tax liabilities at a lower rate, partially offset by the unfavorable impact of the Medical Aesthetics goodwill impairment charge, substantially all of which is non-deductible. The net result of implementing the Act was a benefit of $346.2 million representing our best estimate based on our interpretation of the Act.
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
Exclusive of the impact of the gain on the sale of the blood screening business, operating expenses decreased in fiscal 2018 compared to fiscal 2017 primarily due to lower amortization expense primarily as a result of the blood screening divestiture, lower research and development expenses related to a reduction in project spending as well as the divestiture of the blood screening business, lower headcount in research and development and sales, no disposition transaction fees in fiscal 2018, and one less week of expenses in fiscal 2018, partially offset by restructuring charges for fiscal 2018. In addition, fiscal 2017 included a $5.5 million credit related to a refund received from amending our Medical Device Excise tax filings.

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
** - Percentage not meaningful
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
Skeletal Health.

	Years Ended
	September 29, 2018	September 30, 2017	Change
	Amount	Amount	Amount	%
Total Revenues	$91.2	$88.8	$2.4	2.7%
Operating (Loss) Income	$3.3	$(6.5)	$9.8	(150.8)%
Operating (Loss) Income as a % of Segment Revenue	3.6%	(7.3)%
Skeletal Health revenues increased in fiscal 2018 compared to fiscal 2017 primarily due to the increase in product revenues discussed above.
Operating income increased in fiscal 2018 compared to the prior year primarily due to lower operating expenses. Gross margin rate was 39.7% in fiscal 2018 compared to 42.2% in fiscal 2017 primarily due to pricing pressures and negative manufacturing variances. This business also had lower operating expenses from lower research and development project spend, one less week of expenses, and the prior year included facility closure costs incurred for the Bedford facility of $4.8 million.
LIQUIDITY AND CAPITAL RESOURCES
At September 28, 2019, we had working capital of $723.0 million, and our cash and cash equivalents totaled $601.8 million. Our cash and cash equivalents balance decreased by $64.9 million during fiscal 2019 principally due to cash used in financing and investing activities related to net repayments of debt, repurchases of common stock and net cash paid for acquisitions, partially offset by cash generated through cash flow from our core operating activities.
In fiscal 2019, our operating activities provided us with $649.5 million of cash. We incurred a net loss of $203.6 million which was offset by non-cash intangible asset and equipment impairment charges aggregating $685.4 million, non-cash charges for depreciation and amortization aggregating $463.1 million, stock-based compensation expense of $62.0, and non-cash interest expense of $8.6 million related to our outstanding debt. These adjustments to net loss were partially offset by a decrease in net deferred tax liabilities of $235.7 million primarily from the impairment of intangible assets and to a lesser extent amortization of intangible assets. Cash provided by operations included a net cash outflow of $156.3 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by an increase in accounts receivable of $76.5 million as a result of an increase in fourth quarter revenues of $52.3 million compared to the fourth quarter of fiscal 2018 and an increase in days sales outstanding, an increase in inventory of $63.0 million primarily to meet anticipated demand, build up safety stock, and launch newer products, and a decrease in accrued expenses of $16.5 million primarily due to the Smith & Nephew legal settlement payment of $34.8 million partially offset by an increase to the bonus accrual for fiscal 2019. Partially offsetting these cash outflows was an increase in deferred revenue of $14.4 million primarily due to an increase in deferred revenue for service contracts as the Breast Health business continues to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period.
In fiscal 2019, our investing activities used cash of $280.7 million primarily related to acquisition payments of $110.6 million principally for the Focal acquisition, $109.1 million for capital expenditures, which consisted of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware, an $18.2 million payment for our investment in SSI and $28.4 million in loans to SSI to assist them in paying off some debt and to support their operations.
In fiscal 2019, our financing activities used cash of $431.5 million, primarily for payments of $1.46 billion to pay off the term loan outstanding under the 2017 Credit Agreement, $300.0 million of net repayments on amounts borrowed under our revolving credit line, $200.1 million for repurchases of our common stock, and payments of $12.8 million for employee-related taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $1.5 billion from the term loan under the 2018 Credit Agreement and $49.8 million from our equity plans, primarily the exercise of stock options.
Debt
We had total recorded debt outstanding of $3.1 billion at September 28, 2019, which was comprised of our Term Loan under our 2018 Credit Agreement of $1.49 billion (principal $1.50 billion), 2025 Senior Notes of $937.3 million (principal of $950.0 million), 2028 Senior Notes of $393.9 million (principal of $400.0 million), and amounts outstanding under the accounts receivable securitization program of $234.0 million.
2018 Credit Agreement
On December 17, 2018, we refinanced our term loan and revolving credit facility by entering into an Amended and Restated Credit and Guaranty Agreement, dated as of December 17, 2018 (the "2018 Credit Agreement") with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders. The 2018 Credit Agreement amended and restated our prior credit and guaranty agreement, dated as of October 3, 2017 ("2017 Credit Agreement").

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

Borrowings made under the 2018 Credit Agreement, bear interest, at a variable rate plus an applicable margin. The applicable margin is based upon our total net leverage ratio as defined in the 2018 Credit Agreement. As of September 28, 2019, we had no amounts outstanding under our 2018 Amendment Revolver and the interest rate under our Term loan was 3.43%.

We are required to make scheduled principal payments under the 2018 Amended Term Loan in increasing amounts ranging from $9.375 million per three-month period commencing with the three-month period ending on December 27, 2019 to $28.125 million per three-month period commencing with the three-month period ending on December 29, 2022 and ending on September 29, 2023. The remaining balance of the 2018 Amended Term Loan after the scheduled principal payments, which is $1.2 billion as of September 28, 2019, and any amounts outstanding under the 2018 Amended Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the 2018 Credit Agreement, we may be required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances and insurance recoveries (subject to certain reinvestment rights). These mandatory prepayments are required to be applied by us, first, to the 2018 Amended Term Loan, second, to any outstanding amount under any Swing Line Loans, third, to the 2018 Amended Revolver, fourth to prepay any outstanding reimbursement obligations with respect to Letters of Credit and fifth, to cash collateralize any Letters of Credit. Subject to certain limitations, the Company may voluntarily prepay any of the 2018 Credit Facilities without premium or penalty.

Borrowings are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Company and its U.S. subsidiaries, with certain exceptions. For example, borrowings under the 2018 Credit Agreement are not secured by those accounts receivable that are transferred to the special purpose entity under our Accounts Receivable Securitization program.

The 2018 Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting our ability, subject to negotiated exceptions, to incur additional indebtedness and grant additional liens on its assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the 2018 Credit Agreement requires us to maintain certain financial ratios. The 2018 Credit Agreement also contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults and an event of default upon a change of control of the company.

The 2018 Credit Agreement contains two financial covenants (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each fiscal quarter. As of September 28, 2019, we were in compliance with these covenants.
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

We extended the program for an additional year in April 2017 and again in April 2018. Effective April 18, 2019, we entered into another amendment to extend the Securitization Program an additional year to April 17, 2020. Under the amendment, the maximum borrowing amount increased from $225.0 million to $250.0 million. As of September 28, 2019, $234.0 million was outstanding under this program.
Borrowings outstanding under the Securitization Program bear interest at LIBOR plus the applicable margin of 0.7% and are included as a component of current liabilities in our consolidated balance sheet, while the accounts receivable securing these obligations remain as a component of net receivables in our consolidated balance sheet. As of September 28, 2019, the interest rate under the Securitization Program was 2.76% on the outstanding amounts. We and the special purpose entity are operated and maintained as separate legal entities. The assets of the special purpose entity secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The special purpose entity was not a guarantor under our Credit Agreement and is not a guarantor under our Amended and Restated Credit Agreement or of our 2022 and 2025 Senior Notes.
The Credit and Security Agreement contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, and an event of default upon a change of control. In addition, it contains financial covenants consistent with that of the Credit Agreement. As of September 28, 2019, the Company was in compliance with the Credit and Security Agreement covenants.
Investment in SSI
On August 1, 2019, we acquired 46% of the outstanding shares of SSI for $18.2 million. In September 2019, we launched a cash tender offer to acquire the remaining shares outstanding, which we expect will be completed in the first quarter of fiscal 2020. As of September 28, 2019, the value of the remaining shares at the cash tender offer price was approximately $20.9 million. Effective November 21, 2019, we acquired an additional 7.6 million shares for $12.5 million. As a result, we own approximately 78% of the outstanding shares and will launch a second tender offer with similar terms to acquire the remaining shares.
Stock Repurchase Program
On June 13, 2018, the Board of Directors authorized a share repurchase plan to repurchase up to $500.0 million of our outstanding common stock. This share repurchase plan, which replaced the prior plan, was effective August 1, 2018 and expires on June 13, 2023. Under this authorization, during fiscal 2019, we repurchased 4.8 million shares of our common stock for a total consideration of $200.1 million. As of September 28, 2019, $211.5 million was available under this authorization.
On November 19, 2019, our Board of Directors authorized us to repurchase up to $205 million of our outstanding shares, to be in addition to the prior authorization. Pursuant to this authorization, we entered into a definitive agreement to conduct a $205 million accelerated share repurchase. On November 25, 2019, we have initially repurchased 3.3 million shares pursuant to this arrangement, subject to adjustment on the settlement date pursuant to customary terms.

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of September 28, 2019:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-Term Debt Obligations	$271.5	$150.0	$1,312.5	$1,350.0	$3,084.0
Interest on Long-Term Debt Obligations	111.4	216.6	174.7	105.4	608.1
Operating Leases	20.5	30.6	12.5	14.6	78.2
Capital Leases	2.8	5.8	6.0	11.4	26.0
Finance Leases (1)	3.0	6.1	5.7	8.1	22.9
Purchase Obligations (2)	111.0	27.6	6.6	1.5	146.7
Pension Obligations (3)	0.3	0.7	0.8	8.2	10.0
Total Contractual Obligations	$520.5	$437.4	$1,518.8	$1,499.2	$3,975.9

(1)
The financing leases represent two leases for two separate manufacturing facilities, which were required to be recorded on our balance sheet under U.S. GAAP. See Note 13 to our consolidated financial statements contained in Item 15 of this Annual Report.

(2)	Purchase obligations primarily represent minimum purchase commitments for inventory and instruments and, to a lesser extent, other operating expense commitments.

(3)
Pension obligations do not include our obligation under our deferred compensation plans of $51.9 million at September 28, 2019, which is recorded as a current liability. Deferred compensation plan benefits are generally paid out at retirement or termination of employment.

The above table does not reflect our long-term liabilities associated with reserves for uncertain tax positions recorded under FIN 48 (codified primarily in ASC 740, Income Taxes) totaling $101.6 million. Due to the complexity associated with tax uncertainties, we cannot reasonably make a reliable estimate of the period in which we expect to settle these non-current liabilities. See Note 9 to our consolidated financial statements contained in Item 15 of this Annual Report for more information on our unrecognized tax benefits.
Future Liquidity Considerations
We expect to continue to review and evaluate potential strategic transactions (both acquisitions and dispositions) and alliances that we believe will complement or enhance our business and stockholder value. Subject to the Risk Factors set forth in Part I, Item 1A of this Annual Report and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Annual Report, we believe that our cash and cash equivalents, cash flows from operations, the cash available under our 2018 Amended Revolver and our Securitization Program will provide us with sufficient funds in order to fund our expected normal operations and debt payments over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our 2018 Credit Agreement, 2025 Senior Notes, 2028 Senior Notes and the Securitization Program. These capital requirements could be substantial. Our operating performance may also be affected by matters discussed under the above-referenced Risk Factors set forth elsewhere in this report. These risks, trends and uncertainties may also adversely affect our long-term liquidity.
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

Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.
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
Business Combinations
We record tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. Contingent consideration, which is not deemed to be linked to continuing employment, is recorded at fair value as measured on the date of acquisition. The value recorded is based on estimates of future financial projections under various potential scenarios, which are generally probability weighted as to the outcome of each scenario. These cash flow projections are discounted with a risk adjusted rate. Quarterly until such contingent amounts are earned, the fair value of the liability is reassessed at each reporting period and adjusted as a component of operating expenses based on changes to the underlying assumptions. The estimates used to determine the fair value of the contingent consideration liability are subject to significant judgment and actual results are likely to differ from the amounts originally recorded.
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
In performing the test, we either use the qualitative assessment permitted by ASC 350 or the single step quantitative approach prescribed under ASC 350 including amendments under ASU 2017-04. Under the qualitative approach we consider a number of factors, including the amount by which the previous quantitative test's fair value exceeded the carrying value of the reporting units, the forecasts in our current 5 year strategic plan compared to the forecasts in the previous quantitative test, an evaluation of discount rates, long-term growth rates including the terminal year rate, if tax rates would have significantly changed, an evaluation of current economic factors for both the worldwide economy and specifically the medical device industry, and any significant changes in customer and supplier relationships. We weigh these factors to determine if it is more likely than not that the fair value of the reporting unit exceeds its carrying value. If after performing a qualitative assessment, indicators are present, or we identify factors that cause us to believe it is appropriate to perform a more precise calculation of fair value, we would move beyond the qualitative assessment and perform a quantitative impairment test.
Under the quantitative impairment test, we perform a comparison of the reporting unit’s carrying value to its fair value. We consider a number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit as well as analysis of recent sales and ratio comparisons of similar companies. We base the discount rate on the weighted average cost of capital, or WACC, of market participants. If the carrying value of a reporting unit exceeds its estimated fair value, we apply the single step approach under ASU 2017-04. As a result of this simplified approach the goodwill impairment is calculated as the amount by which the carrying value of the reporting unit exceeds its fair value to the extent of the goodwill balance. We adopted this ASU in fiscal 2018.
We conducted our fiscal 2019 annual impairment test on the first day of the fourth quarter and utilized the qualitative approach. As a result of completing the qualitative assessment for each of our reporting units, we concluded that it was more likely than not that the fair value of each reporting exceeded its carrying value by a significant amount and the performance of a discounted cash flow analysis to estimate fair value was unnecessary.
At September 28, 2019, we believe that our reporting units, with goodwill aggregating $2.6 billion, were not at risk of failing Step 1 of the goodwill impairment test based on the current forecasts.
If the current economic environment were to deteriorate or if there was a significant negative impact on the factors considered for the qualitative assessment, this would likely result in a lower fair value and we may be required to perform a DCF to estimate the fair value of our reporting units. When there is a deterioration in such factors, this typically results in a higher WACC because market participants would require a higher rate of return. In the DCF as the WACC increases, the fair value decreases. The other significant factor in the DCF is our projected financial information (i.e., amount and timing of expected future cash flows and growth rates) and if these assumptions were to be adversely impacted, this could result in a reduction of the fair value of a reporting unit.
Intangible Assets
Intangible assets are initially recorded at fair value and stated net of accumulated amortization and impairments. We amortize intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. We evaluate the recoverability of our definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, the Company estimates the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, the Company uses market participant assumptions pursuant to ASC 820.
Revenue Recognition
We generate revenue from the sale of our products, primarily medical imaging systems, aesthetic treatment systems and diagnostic and surgical disposable products, and related services, which are primarily support and maintenance services on our medical imaging systems. See Note 3 for further discussion of revenue recognition.

We consider revenue to be earned when all of the following criteria are met: we have a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount that we expect to receive, including an estimate of uncertain amounts subject to a constraint to ensure revenue is not recognized in an amount that would result in a significant reversal upon resolution of the uncertainty, is determinable; and we have transferred control of the promised items to the customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the contract. The transaction price for the contract is measured as the amount of consideration we expect to receive in exchange for the goods and services expected to be transferred. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control of the distinct good or service is transferred. Transfer of control for our products is generally at shipment or delivery, depending on contractual terms, but occurs when title and risk of loss transfers to the customer which represents the point in time when the customer obtains the use of and substantially all of the remaining benefit of the product. As such, the performance obligation related to product sales is satisfied at a point in time. Revenue from support and maintenance contracts and extended warranties are recognized over time based on the contract term, which represents a faithful depiction of the transfer of goods and services given the stand-ready nature of the performance obligations. Service revenue related to professional services for installation, training and repairs is recognized as the services are performed based on the specific nature of the service.
We recognize receivables when we have an unconditional right to payment. Payment terms are typically 30 days in the U.S. but may be longer in international markets. We treat shipping and handling costs performed after a customer obtains control of the good as a fulfillment cost and record these costs within costs of product revenue when the corresponding revenue is recognized.
Some of our contracts have multiple performance obligations. For contracts with multiple performance obligations, we are required to allocate the transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. We determine the best estimate of standalone selling price using average selling prices over 3 to 12 month periods of data depending on the products or nature of the services coupled with current market considerations. If the product or service does not have a history of sales or if sales volume is not sufficient, we rely on prices set by our pricing committees or applicable marketing department adjusted for expected discounts.
We also place instruments (or equipment) at customer sites but retain title to the instrument (for example, the ThinPrep Processor, ThinPrep Imaging System, and the Panther system). The customer has the right to use the instrument for a period of time, and then we recover the cost of providing the instrument through the sales of disposables, namely tests and assays in Diagnostics and handpieces in GYN Surgical. These types of agreements include an embedded operating lease for the right to use an instrument and no instrument revenue is recognized at the time of instrument delivery. We recognize a portion of the revenue allocated to the embedded lease concurrent with the sale of disposables over the term of the agreement.
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
We have recognized $258.1 million in net deferred tax liabilities at September 28, 2019 and $485.3 million at September 29, 2018. The significant reduction was primarily due to intangible asset impairment charges recorded in fiscal 2019. The liabilities primarily relate to deferred taxes associated with our acquisitions. The tax assets relate primarily to net operating loss carryforwards, accruals and reserves, stock-based compensation, and research credits. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and the character of such income in assessing the need for the valuation allowance, in the event we determine that we could realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination is made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination is made.
At September 28, 2019, we had $101.6 million in gross unrecognized tax benefits excluding interest, of which $87.3 million, if recognized, would reduce our effective tax rate. At September 29, 2018, we had $89.5 million in gross unrecognized tax benefits excluding interest, of which $79.0 million, if recognized, would have reduced our effective tax rate. The $12.1 million increase in gross unrecognized tax benefits from fiscal 2018 primarily related to our internal restructuring and other current year tax positions, partially offset by audit settlements and the expiration of statutes of limitations. In the next twelve months it is reasonably possible that we will reduce our gross unrecognized tax benefits by up to $13.4 million due to expiring statutes of limitations.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, equity investments, forward foreign exchange and option contracts, interest rate cap and interest rate swap agreements, insurance contracts, accounts payable and debt obligations. Except for our outstanding 2025 and 2028 Senior Notes, the fair value of these financial instruments approximate their carrying amount. The fair value of our 2025 and 2028 Senior Notes was approximately $975.5 million and $417.0 million, respectively. Amounts outstanding under our 2018 Credit Agreement and Securitization Program of $1.50 billion and $234.0 million aggregate principal, respectively, as of September 28, 2019 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our 2025 and 2028 Senior Notes and 2018 Credit Agreement, as well as under our accounts receivable securitization program. The 2025 and 2028 Senior Notes have fixed interest rates. Borrowings under our 2018 Credit Agreement currently bear interest at the Eurocurrency Rate (i.e., Libor) plus the applicable margin of 1.375% per annum. Borrowings under our accounts receivable securitization program currently bear interest at Libor plus the applicable margin of 0.7%.
As of September 28, 2019, there was $1.50 billion of aggregate principal outstanding under the 2018 Credit Agreement and $234.0 million aggregate principal outstanding under the securitization program. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by approximately $3.6 million. We entered into multiple interest rate cap agreements and an interest rate swap agreement to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding. The critical terms of the interest rate caps and interest rate swap were designed to mirror the terms of our LIBOR-based borrowings under the 2018 Credit Agreement and prior credit agreements, and therefore the interest rate caps and interest rate swap are highly effective at offsetting the cash flows being hedged. We designated these derivatives as cash flow hedges of the variability of the Libor-based interest payments on $1.0 billion of principal. The interest rate cap contracts expire on December 27, 2019 and December 23, 2020, and the interest rate swap contract expires on December 17, 2023.
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
We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Our operating results and certain assets and liabilities that are denominated in foreign currencies are affected by changes in the relative strength of the U.S. dollar against those currencies. Our expenses, denominated in foreign currencies, are positively affected when the U.S. dollar strengthens against those currencies and adversely affected when the U.S. dollar weakens. However, we believe that the foreign currency exchange risk is not significant. We believe a hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material adverse impact on our financial condition or results of operations. During fiscal 2019, 2018 and 2017, we incurred net foreign exchange gains (losses) of $5.1 million, $5.9 million and $2.3 million, respectively.

Item 8. Financial Statements and Supplementary Data
Our Consolidated Financial Statements and Supplementary Data are set forth under Part IV, Item 15, which is incorporated herein by reference.

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
As of September 28, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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
Management has assessed the effectiveness of our internal control over financial reporting as of September 28, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Subject to the foregoing, based on management’s assessment, we believe that, as of September 28, 2019, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report in which they expressed an unqualified opinion is included below.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hologic, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Hologic, Inc.’s internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hologic, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 28, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated November 27, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
November 27, 2019

Changes in Internal Control over Financial Reporting
During the quarter ended September 28, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, and principal accounting officer and controller, and other persons performing similar functions. Our Code of Ethics for Senior Financial Officers is publicly available on our website at investors.hologic.com as Appendix A to our Code of Conduct. We intend to satisfy the disclosure requirement under Item 5.05 of Current Report on Form 8-K regarding an amendment to, or waiver from, a provision of this code by posting such information on our website, at the address specified above.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of the end of our fiscal year ended September 28, 2019 regarding the shares of our common stock available for grant or granted under stock option plans and equity incentives that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	9,195,293	$35.23	7,032,927
Equity compensation plans not approved by security holders	—	$—	—
Total	9,195,293	$35.23	7,032,927
___________

(1)
Includes 3,744,600 shares that are issuable upon restricted stock units (RSUs), performance stock units (PSUs) and market stock units (MSUs) vesting. The remaining balance consists of outstanding stock option grants.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Statements of Operations for the years ended September 28, 2019, September 29, 2018 and September 30, 2017
Consolidated Statements of Comprehensive Income (Loss) for the years ended September 28, 2019, September 29, 2018 and September 30, 2017
Consolidated Balance Sheets as of September 28, 2019 and September 29, 2018
Consolidated Statements of Stockholders’ Equity for the years ended September 28, 2019, September 29, 2018 and September 30, 2017
Consolidated Statements of Cash Flows for the years ended September 28, 2019, September 29, 2018 and September 30, 2017
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.
(b) Listing of Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

2.1	Asset Purchase Agreement, dated December 14, 2016, by and among Hologic, Inc., Grifols Diagnostic Solutions Inc. and Grifols, S.A.	8-K	12/15/2016

2.2	Agreement and Plan of Merger, dated February 14, 2017, by and among Hologic, Inc., Cynosure, Inc. and Minuteman Merger Sub, Inc.	8-K	02/14/2017

2.3	Securities Purchase Agreement, dated as of November 20, 2019, by and among Hologic, Inc., Hologic Holdings Limited and Lotus Buyer, Inc.	8-K	11/20/2019

3.1	Certificate of Incorporation of Hologic, with amendments	10-K	09/30/2017

3.2	Seventh Amended and Restated Bylaws of Hologic, Inc.	8-K	06/25/2019

4.1	Specimen Certificate for Shares of Hologic’s Common Stock (filed in paper format)	8-A	01/31/1990

4.2	Indenture, dated October 10, 2017, by and among Hologic, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	10/10/2017

4.3	Form of 4.375% Senior Note due 2025 (included in Exhibit 4.3)	8-K	10/10/2017

4.4	Indenture dated January 19, 2018, by and among Hologic, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	01/19/2018

4.5	First Supplemental Indenture dated January, 19, 2018, by and among Hologic, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	01/19/2018

4.6	Form of 4.625% Senior Note due 2028 (included in Exhibit 4.5)	8-K	01/19/2018

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
4.7	Description of Securities	Filed Herewith

10.1*	Second Amended and Restated 1999 Equity Incentive Plan.	10-Q	03/25/2006

10.2*	Amendment No. 1 to Second Amended and Restated 1999 Equity Incentive Plan.	S-8	10/23/2007

10.3*	Amendment No. 2 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	10/22/2007

10.4*	Amendment No. 3 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	12/12/2008

10.5*	The 2003 Incentive Award Plan of Gen-Probe Incorporated as amended and restated.	S-8	08/02/2012

10.6*	Hologic Amended and Restated 2008 Equity Incentive Plan.	8-K	03/15/2018

10.7*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.8*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2015).	8-K	11/05/2014

10.9*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016).	8-K	10/14/2015

10.10*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2017).	8-K	11/09/2016

10.11*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016).	8-K	10/14/2015

10.12*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2017).	8-K	11/09/2016

10.13*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2018).	8-K	11/09/2017

10.14*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2018).	8-K	11/09/2017

10.15*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2019).	8-K	11/07/2018

10.16*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2019).	8-K	11/07/2018

10.17*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2020).	8-K	11/08/2019

10.18*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2020).	8-K	11/08/2019

10.19*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2020).	8-K	11/08/2019

10.20*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (annual grant, adopted fiscal 2014).	10-K	09/28/2013

10.21*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (annual grant, adopted fiscal 2015).	10-K	09/27/2014

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.22*	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (annual grant).	10-K	09/28/2013

10.23*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (initial grant, adopted fiscal 2014).	10-K	09/28/2013

10.24*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (initial grant, adopted fiscal 2015).	10-K	09/27/2014

10.25*	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (initial grant).	10-K	09/28/2013

10.26*	Hologic, Inc. 2012 Employee Stock Purchase Plan, as amended	8-K	03/04/2016

10.27*	Hologic Short-Term Incentive Plan, as amended and restated	8-K	11/07/2018

10.28*	Hologic Amended and Restated Deferred Equity Plan	8-K	12/16/2015

10.29*	Rabbi Trust Agreement.	10-K	09/28/2013

10.30*	Form of Indemnification Agreement (as executed with each director of Hologic).	8-K	03/06/2009

10.31*	Form of Senior Vice President Change of Control Agreement. (1)	10-Q	12/29/2012

10.32*	Employment Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic.	8-K	12/09/2013

10.33*	Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated September 18, 2015.	8-K	09/21/2015

10.34*	Amendment No. 1 to Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated September 24, 2016.	10-K	11/17/2016

10.35*	Form of Matching Restricted Stock Unit Award Agreement	8-K	12/09/2013

10.36*	Change of Control Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic.	8-K	12/09/2013

10.37*	Severance and Change of Control Agreement dated July 31, 2018 by and between Karleen M. Oberton and Hologic, Inc.	8-K	07/31/2018

10.38*	Offer Letter dated May 4, 2014 by and between Peter J. Valenti and Hologic.	10-Q	06/28/2014

10.39*	Senior Vice President Severance Agreement dated May 26, 2014 by and between Peter J. Valenti and Hologic.	10-K	09/27/2014

10.40*	Severance and Change of Control Agreement dated September 13, 2017 by and between Allison Bebo and Hologic.	10-K	09/30/2017

10.41*	Offer Letter dated January 6, 2015 by and between John M. Griffin and Hologic.	10-Q	03/28/2015

10.42*	Severance and Change of Control Agreement dated February 2, 2015 by and between John M. Griffin and Hologic.	10-Q	03/28/2015

10.43*	Division President Severance Agreement dated July 20, 2017 by and between Kevin R. Thornal and Hologic	10-Q	07/31/2019

10.44*	Change of Control Agreement dated July 20, 2017 by and between Kevin R. Thornal and Hologic	10-Q	07/31/2019

10.45	Facility Lease (Danbury) dated December 20, 1995 by and among Melvin J. Powers and Mary P. Powers D/B/A M&N Realty and Lorad (filed in paper format).	Trex Medical Corporation S-1	03/29/1996

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.46	First Addendum to Lease Agreement by and between Melvyn J. Powers and Mary P. Powers d/b/a M&M Realty and Lorad, a Division of Trex-Medical Corporation dated as of March 1, 1996.	Filed Herewith

10.47	Second Addendum to Lease Agreement by and between Melvyn J. Powers and Mary P. Powers d/b/a M&M Realty and Lorad, a Division of Trex-Medical Corporation dated as of April 1, 1996.	Filed Herewith

10.48	Third Addendum to Lease Agreement by and between Melvyn J. Powers and Mary P. Powers d/b/a M&M Realty and Lorad, a Division of Trex-Medical Corporation dated as of May 1, 1996. (3)	Filed Herewith

10.49
Notice of Lease by Commerce Park Realty, LLC, successor-in-interest to Melvyn J. Powers and Mary P. Powers d/b/a M&M Realty and Hologic, Inc. dated as of October 7, 2005 and Fourth Addendum to Lease. (3)

Filed Herewith

10.50	Fifth Addendum to Agreement of Lease by and between Commerce Park Realty, LLC and Hologic, Inc. dated as of March 2012. (3)	Filed Herewith

10.51	Sixth Addendum to Agreement of Lease by and between Commerce Park Realty, LLC and Hologic, Inc. dated as of July 2016. (3)	Filed Herewith

10.52	Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated August 28, 2002.	10-K	09/28/2002

10.53	First Amendment to Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated October 29, 2007.	10-K	09/29/2007

10.54	Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership.	Cytyc Corporation 10-K	12/31/2003

10.55
First Amendment to that Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership, entered into August 23, 2017, by and between Hines Global REIT Marlborough Campus LLC and Hologic, Inc. (2)

		10-K	09/30/2017

10.56	Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated April 23, 2007.	10-K	09/29/2007

10.57	Addendum 1 to Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated July 22, 2007. (3) (4)	Filed Herewith

10.58	Addendum 2 to Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated September 22, 2008. (3) (4)	Filed Herewith

10.59	Addendum No. 3 to Current Lease by and Between BCR Fondo de Inversion Inmobiliario and Hologic Surgical Products Costa Rica S.R.L. (2)	10-Q	12/30/2017

10.60	Lease Agreement by and between 445 Simarano Drive, Marlborough LLC and Cytyc dated July 11, 2006.	10-K	09/29/2007

10.61	First Amendment to Lease by and between 445 Simarano Drive Marlborough LLC and Hologic, Inc. dated July 14, 2016. (3)	Filed herewith

10.62
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
		8-K	10/04/2017

10.63	Refinancing Amendment No. 1 dated as of December 17, 2018 to the Amended and Restated Credit and Guaranty Agreement dated as of October 3, 2017.	8-K	12/18/2018

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.64	Supply Agreement for Panther Instrument System effective November 22, 2006 between Gen-Probe Incorporated and STRATEC Biomedical Systems AG. (2)	Gen-Probe 10-Q	09/30/2007

10.65	Amendment No. 1 dated June 1, 2011 to Supply Agreement for Panther Instrument System. (2)	10-K	09/24/2016

10.66	Amendment No. 2 dated February 28, 2013 to Supply Agreement for Panther Instrument System. (2)	10-K	09/24/2016

10.67	Intellectual Property License, dated as of January 31, 2017, by and among Hologic, Inc., Gen-Probe Incorporated and Grifols Diagnostics Solutions Inc.	8-K	02/02/2017

10.68	First Amendment, dated as of April 9, 2019, to Intellectual Property License, dated as of January 31, 2017, by and among Hologic, Inc., Gen-Probe Incorporated and Grifols Diagnostic Solutions.	10-Q	05/01/2019

21.1	Subsidiaries of Hologic.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
______________
*    Indicates management contract or compensatory plan, contract or arrangement.
(1) The registrant has entered into this agreement with the following executive officers: Peter J. Valenti.
(2)    Confidential treatment has been granted with respect to certain portions of this exhibit. A complete version of this exhibit has been filed separately with the U.S. Securities and Exchange Commission.

(3)	Certain portions of this exhibit are considered confidential and have been omitted as permitted under SEC rules and regulations.

(4)	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLOGIC, INC.

By:	/S/ STEPHEN P. MACMILLAN
Stephen P. MacMillan
Chairman, President and Chief Executive Officer
Date: November 27, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN P. MACMILLAN	Chairman, President and Chief Executive Officer (Principal Executive Officer)	November 27, 2019
STEPHEN P. MACMILLAN

/S/ KARLEEN M. OBERTON	Chief Financial Officer (Principal Financial Officer)	November 27, 2019
KARLEEN M. OBERTON

/S/ BENJAMIN J. COHN	Vice President, Corporate Controller (Principal Accounting Officer)	November 27, 2019
BENJAMIN J. COHN

/S/ SALLY W. CRAWFORD	Lead Independent Director	November 27, 2019
SALLY W. CRAWFORD

/S/ CHARLES DOCKENDORFF	Director	November 27, 2019
CHARLES DOCKENDORFF

/S/ SCOTT T. GARRETT	Director	November 27, 2019
SCOTT T. GARRETT

/S/ LUDWIG N. HANTSON	Director	November 27, 2019
LUDWIG N. HANTSON

/S/ NAMAL NAWANA	Director	November 27, 2019
NAMAL NAWANA

/S/ CHRISTIANA STAMOULIS	Director	November 27, 2019
CHRISTIANA STAMOULIS

/S/ AMY M. WENDELL	Director	November 27, 2019
AMY M. WENDELL

Hologic, Inc.
Consolidated Financial Statements
Years ended September 28, 2019, September 29, 2018 and September 30, 2017

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hologic, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hologic, Inc. (the Company) as of September 28, 2019 and September 29, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 28, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 28, 2019 and September 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 27, 2019 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Taxes - Uncertain Tax Positions
Description of the Matter
As described in Note 9 to the consolidated financial statements, at September 28, 2019 the Company had $101.6 million in gross unrecognized tax benefits excluding interest. The Company is a party to many transactions in the ordinary course of business where the ultimate tax outcome is uncertain. To account for this uncertainty, the Company must determine whether each tax position’s technical merits are more-likely-than-not to be sustained in an audit by a taxing authority and then measure the amount of tax benefit that qualifies for recognition.

Auditing the recognition and measurement of uncertain tax positions requires significant auditor judgment because the determination of whether a tax position’s technical merits are more likely than not to be sustained in an audit is judgmental and is based on interpretations of tax laws and legal rulings. In addition, measuring the amount of tax benefit that qualifies for recognition for each uncertain tax position requires judgment in assessing the potential outcomes that could occur when a tax position undergoes an audit by a taxing authority.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes to assess and measure uncertain tax positions, including management’s controls to determine if a tax position’s technical merits are more likely than not to be sustained in an audit and, if so, measure the amount of tax benefit that qualifies for recognition.

To test the Company’s assessment and measurement of uncertain tax positions, we involved our tax professionals to assess whether the uncertain tax positions identified by the Company are more-likely-than-not to be sustained upon audit and, if so, to assist in testing the assumptions made by the Company in measuring the amount of tax benefit that qualifies for recognition. Our procedures included, among others, assessing the Company’s correspondence with the relevant tax authorities and evaluating income tax opinions or other third-party advice obtained by the Company. We also used our knowledge of, and experience with, the application of domestic and international income tax laws by the relevant income tax authorities to evaluate the Company’s assessments of whether the uncertain tax position is more-likely-than-not to be sustained and, if so, the potential outcomes that could occur upon an audit by a taxing authority. We tested the completeness and accuracy of the data and calculations used to determine the amount of tax benefit to recognize. We also compared the Company’s income tax disclosures included in Note 9 to the consolidated financial statements to disclosures required by the relevant accounting guidance.

Capital Product Revenue Recognition
Description of the Matter
As discussed in Note 3 to the consolidated financial statements, the Company generates product revenue from the sale of medical imaging systems, aesthetic treatment systems and diagnostic and surgical disposable products. The Company’s contracts for capital equipment sales generally have multiple performance obligations.

Auditing the timing and amount of revenue recognized for sales of capital equipment required significant auditor judgment because it involves several subjective management assumptions and estimates including the identification of performance obligations within the contracts, the estimation of the standalone selling price of each performance obligation, the allocation of transaction price to each performance obligation, and a determination of the point in time at which those performance obligations were satisfied.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes to account for capital product revenue recognition, including management’s controls over the identification of performance obligations in revenue contracts, the estimation of the standalone selling price for each performance obligation, the allocation of the transaction price to each performance obligation, and the determination of the point in time at which the Company transferred control of the promised items to the customer.

To test capital equipment revenue, we evaluated whether management’s revenue recognition policies are appropriate and in accordance with ASC 606 Revenue from Contracts with Customers. We tested management’s identification of the performance obligations and the allocation of transaction price to each performance obligation by performing an independent assessment, in comparison to the standard, on a sample of customer contracts and comparing our assessment to that of management. We tested management's estimated standalone selling prices for its identified performance obligations based on actual prices charged for similar products and services sold on a standalone basis. We also tested management’s assertion that control was transferred to the customer by inspecting documentation supporting the transfer of control on a sample of contracts. In addition, we performed other analytical procedures over product revenue and tested a higher volume of capital revenue transactions that occurred near the end of the fiscal year to evaluate accounting cut-off.

/s/ Ernst & Young LLP
 We have served as the Company’s auditor since 2002.

Boston, Massachusetts
November 27, 2019

Hologic, Inc.
Consolidated Statements of Operations
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Years ended
	September 28, 2019	September 29, 2018	September 30, 2017
Revenues:
Product	$2,771.3	$2,643.9	$2,538.0
Service and other	596.0	574.0	520.8
	3,367.3	3,217.9	3,058.8
Costs of revenues:
Product	948.7	886.6	881.8
Amortization of intangible assets	318.5	319.4	297.1
Impairment of intangible assets and equipment	578.7	—	—
Service and other	350.5	315.2	258.9
Gross Profit	1,170.9	1,696.7	1,621.0
Operating expenses:
Research and development	232.2	218.7	232.8
Selling and marketing	564.9	544.6	498.6
General and administrative	332.3	366.1	343.3
Amortization of intangible assets	52.0	59.3	62.5
Impairment of intangible assets and equipment	106.7	46.0	—
Impairment of goodwill	—	685.7	—
Gain on sale of business	—	—	(899.7)
Restructuring charges	6.6	14.2	13.3
	1,294.7	1,934.6	250.8
(Income) loss from operations	(123.8)	(237.9)	1,370.2
Interest income	4.6	6.3	3.8
Interest expense	(140.8)	(148.7)	(153.2)
Debt extinguishment losses	(0.8)	(45.9)	(3.2)
Other income, net	3.1	7.6	12.9
(Loss) income before income taxes	(257.7)	(418.6)	1,230.5
(Benefit) provision for income taxes	(54.1)	(307.3)	475.0
Net (loss) income	$(203.6)	$(111.3)	$755.5
Net (loss) income per common share:
Basic	$(0.76)	$(0.40)	$2.70
Diluted	$(0.76)	$(0.40)	$2.64
Weighted average number of shares outstanding:
Basic	269,413	275,105	279,811
Diluted	269,413	275,105	285,653

See accompanying notes.

Hologic, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Years ended
	September 28, 2019	September 29, 2018	September 30, 2017
Net (loss) income	$(203.6)	$(111.3)	$755.5
Changes in foreign currency translation adjustment	(14.8)	(8.1)	7.6
Changes in unrealized holding gains and losses on available-for-sale securities, net of tax of $0.2 in 2018 and $0.1 in 2017:
Gain recognized in accumulated other comprehensive loss	—	—	2.3
Loss (gain) reclassified from accumulated other comprehensive loss to the statement of operations	—	0.4	(2.4)
Changes in pension plans, net of taxes of $0.3 in 2019, ($0.6) in 2018, and $1.1 in 2017	(0.6)	0.5	0.9
Gain recognized, net of tax of $1.2 million in 2019 for interest rate swaps	3.5	—	—
Changes in value of hedged interest rate caps, net of tax of $1.1 in 2019, $(5.0) in 2018, and $0.6 in 2017
(Loss) gain recognized in other comprehensive (loss) income, net	(8.0)	(5.7)	0.8
Loss reclassified from accumulated other comprehensive loss to the statement of operations, net	3.1	3.6	6.9
Other comprehensive (loss) income	(16.8)	(9.3)	16.1
Comprehensive (loss) income	$(220.4)	$(120.6)	$771.6
See accompanying notes.

Hologic, Inc.
Consolidated Balance Sheets
(In millions, except number of shares, which are reflected in thousands, and par value)

	September 28, 2019	September 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$601.8	$666.7
Accounts receivable, less reserves of $17.8 and $16.2, respectively	648.7	579.2
Inventories	444.9	384.1
Prepaid income taxes	34.9	31.7
Prepaid expenses and other current assets	62.8	61.5
Total current assets	1,793.1	1,723.2
Property, plant and equipment, net	470.9	478.2
Intangible assets, net	1,459.8	2,398.6
Goodwill	2,563.7	2,533.2
Other assets	154.6	97.7
Total assets	$6,442.1	$7,230.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$271.4	$599.7
Accounts payable	186.5	192.2
Accrued expenses	430.9	436.1
Deferred revenue	179.5	172.9
Current portion of capital lease obligations	1.8	1.7
Total current liabilities	1,070.1	1,402.6
Long-term debt, net of current portion	2,783.6	2,704.6
Capital lease obligations, net of current portion	19.2	20.9
Deferred income tax liabilities	275.3	498.2
Deferred revenue	15.8	18.2
Other long-term liabilities	162.4	157.6
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 292,323 and 289,900 shares issued, respectively	2.9	2.9
Additional paid-in-capital	5,769.8	5,671.3
Accumulated deficit	(2,688.7)	(2,494.0)
Treasury stock, at cost – 24,638 and 19,812 shares, respectively	(926.0)	(725.9)
Accumulated other comprehensive loss	(42.3)	(25.5)
Total stockholders’ equity	2,115.7	2,428.8
Total liabilities and stockholders’ equity	$6,442.1	$7,230.9
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount
Balance at September 24, 2016	285,015	2.9	5,560.3	(3,138.2)	(32.3)	7,289	(250.0)	2,142.7
Exercise of stock options	1,427	—	33.1	—	—	—	—	33.1
Vesting of restricted stock units, net of shares withheld for employee taxes	939	—	(19.7)	—	—	—	—	(19.7)
Common stock issued under the employee stock purchase plan	472	—	15.0	—	—	—	—	15.0
Stock-based compensation expense	—	—	68.2	—	—	—	—	68.2
Reclassification of liability award to equity	—	—	7.8	—	—	—	—	7.8
Reacquisition of equity component from convertible notes repurchase, net of taxes	—	—	(33.9)	—	—	—	—	(33.9)
Net income	—	—	—	755.5	—	—	—	755.5
Foreign currency translation adjustment	—	—	—	—	7.6	—	—	7.6
Adjustment to minimum pension liability, net	—	—	—	—	0.9	—	—	0.9
Repurchase of common stock	—	—	—	—	—	5,271	(200.1)	(200.1)
Unrealized gains on derivatives, net of taxes	—	—	—	—	0.8	—	—	0.8
Unrealized gains on marketable securities	—	—	—	—	2.3	—	—	2.3
Interest cost of interest rate cap reclassified to statement of operations	—	—	—	—	6.9	—	—	6.9
Net realized gains on marketable securities reclassified out of accumulated other comprehensive loss	—	—	—	—	(2.4)	—	—	(2.4)
Balance at September 30, 2017	287,853	$2.9	$5,630.8	$(2,382.7)	$(16.2)	12,560	$(450.1)	$2,784.7
Exercise of stock options	795	—	17.3	—	—	—	—	17.3
Vesting of restricted stock units, net of shares withheld for employee taxes	804	—	(16.7)	—	—	—	—	(16.7)
Common stock issued under the employee stock purchase plan	448	—	15.6	—	—	—	—	15.6
Stock-based compensation expense	—	—	65.0	—	—	—	—	65.0
Reacquisition of equity component from convertible notes repurchase, net of taxes	—	—	(40.7)	—	—	—	—	(40.7)
Net loss	—	—	—	(111.3)	—	—	—	(111.3)
Foreign currency translation adjustment	—	—	—	—	(8.1)	—	—	(8.1)
Adjustment to minimum pension liability, net	—	—	—	—	0.5	—	—	0.5
Repurchase of common stock	—	—	—	—	—	7,252	(275.8)	(275.8)
Unrealized losses on derivatives, net of taxes	—	—	—	—	(5.7)	—	—	(5.7)
Interest cost of interest rate cap reclassified to statement of operations	—	—	—	—	3.6	—	—	3.6
Net realized loss on marketable securities reclassified out of accumulated other comprehensive loss	—	—	—	—	0.4	—	—	0.4
Balance at September 29, 2018	289,900	$2.9	$5,671.3	$(2,494.0)	$(25.5)	19,812	$(725.9)	$2,428.8
Accounting standard transition adjustment - ASC 606	—	—	—	6.4	—	—	—	6.4
Accounting standard transition adjustment - ASU 2016-16	—	—	—	2.5	—	—	—	2.5
Exercise of stock options	1,304	—	32.8		—	—	—	32.8
Vesting of restricted stock units, net of shares withheld for employee taxes	645	—	(12.8)	—	—	—	—	(12.8)
Common stock issued under the employee stock purchase plan	474	—	16.5	—	—	—	—	16.5
Stock-based compensation expense	—	—	62.0	—	—	—	—	62.0
Net loss	—	—	—	(203.6)	—	—	—	(203.6)
Foreign currency translation adjustment	—	—	—	—	(14.8)	—	—	(14.8)
Adjustment to minimum pension liability, net	—	—	—	—	(0.6)	—	—	(0.6)
Repurchase of common stock	—	—	—	—	—	4,826	(200.1)	(200.1)
Unrealized loss on derivatives, net of taxes	—	—	—	—	(8.0)	—	—	(8.0)
Unrealized gain on interest rate swap	—	—	—	—	3.5	—	—	3.5
Interest cost of interest rate cap reclassified to statement of operations	—	—	—	—	3.1	—	—	3.1
Balance at September 28, 2019	292,323	$2.9	$5,769.8	$(2,688.7)	$(42.3)	24,638	$(926.0)	$2,115.7
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended
	September 28, 2019	September 29, 2018	September 30, 2017
OPERATING ACTIVITIES
Net (loss) income	$(203.6)	$(111.3)	$755.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	92.5	101.6	89.6
Amortization	370.6	378.7	359.6
Non-cash interest expense	8.6	15.0	49.4
Stock-based compensation expense	62.0	65.0	68.2
Deferred income taxes and other non-cash taxes	(235.7)	(477.3)	(357.2)
Goodwill impairment charge	—	685.7	—
Intangible asset and equipment impairment charges	685.4	46.0	—
Fair value write-up of inventory sold	7.1	1.1	39.7
Debt extinguishment losses	0.8	45.9	3.2
Gain on sale of business	—	—	(899.7)
Other adjustments and non-cash items	18.1	8.7	3.2
Changes in operating assets and liabilities, excluding the effect of acquisitions and dispositions:
Accounts receivable	(76.5)	(38.2)	(41.5)
Inventories	(63.0)	(50.6)	(11.6)
Prepaid income taxes	(3.2)	(9.4)	(8.7)
Prepaid expenses and other assets	(6.0)	(4.2)	(2.4)
Accounts payable	(5.5)	23.9	(10.6)
Accrued expenses and other liabilities	(16.5)	53.8	(17.8)
Deferred revenue	14.4	(1.5)	(10.6)
Net cash provided by operating activities	649.5	732.9	8.3
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(110.6)	(76.5)	(1,558.1)
Proceeds from sale of business	—	—	1,865.0
Purchase of equity method investment in SSI	(18.2)	—	—
Loans to SSI	(28.4)	—	—
Purchase of property and equipment	(57.0)	(58.4)	(57.8)
Increase in equipment under customer usage agreements	(52.1)	(47.2)	(49.8)
Proceeds from sale of available-for-sale marketable securities	—	—	87.1
Purchase of cost-method investment	(3.0)	(6.0)	—
Purchase of intellectual property	(4.5)	—	—
Other activity	(6.9)	(7.1)	(0.6)
Net cash (used in) provided by investing activities	(280.7)	(195.2)	285.8
FINANCING ACTIVITIES
Proceeds from long-term debt	1,500.0	1,500.0	—
Repayment of long-term debt	(1,462.5)	(1,359.4)	(84.4)
Proceeds from senior notes	—	1,350.0	—
Repayment of senior notes	—	(1,037.7)	—
Payments to extinguish convertible notes	—	(546.2)	(396.2)
Payment of acquired long-term debt	(2.5)	(3.3)	—
Proceeds from amounts borrowed under revolving credit line	480.0	1,150.0	345.0
Repayment of amounts borrowed under revolving credit line	(780.0)	(1,195.0)	—
Proceeds from accounts receivable securitization program	43.0	34.0	48.0
Repayments under accounts receivable securitization program	(34.0)	(9.0)	(48.0)
Repurchase of common stock	(200.1)	(275.8)	(200.1)
Payment of debt issuance costs	(2.7)	(23.5)	—
Payment of deferred acquisition consideration	(6.5)	—	—
Purchase of interest rate caps	(1.5)	(3.7)	(1.9)
Net proceeds from issuance of common stock under employee stock plans	49.8	33.2	49.0
Payments under capital lease obligations	(1.7)	(1.7)	(0.9)
Payment of minimum tax withholdings on net share settlements of equity awards	(12.8)	(16.7)	(19.7)
Net cash used in financing activities	(431.5)	(404.8)	(309.2)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	(6.8)	7.3
Net (decrease) increase in cash and cash equivalents	(64.9)	126.1	(7.8)
Cash and cash equivalents, beginning of period	666.7	540.6	548.4
Cash and cash equivalents, end of period	$601.8	$666.7	$540.6
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on the last Saturday in September. Fiscal 2019, 2018 and 2017 ended on September 28, 2019, September 29, 2018 and September 30, 2017, respectively. Fiscal 2019 and 2018 were 52-week years, and fiscal 2017 was a 53-week year.
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events, except as described below, recorded in the consolidated financial statements as of and for the year ended September 28, 2019.
On November 20, 2019, the Company executed a definitive agreement to sell its Medical Aesthetics business for a sales price of $205 million in cash subject to certain closing adjustments. Net of these adjustments, the Company expects net proceeds of approximately $138 million. As of this date, the assets held-for-sale criteria was met. The Company expects this disposition to be completed around the end of calendar year 2019. Refer to "Medical Aesthetics Impairment" in Note 2 and also Note 15 for further discussion of the asset group meeting the assets held-for-sale criteria.

On November 19, 2019, the Board of Directors authorized the Company to enter into an accelerated share repurchase program. See Note 10.

On November 21, 2019, the Company obtained voting control of SuperSonic Imagine, SA. See Note 5.
Management’s Estimates and Uncertainties
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s revenue recognition for multiple performance obligation arrangements, estimated fair value of cost-method equity investments, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, contingent liabilities, tax reserves, deferred tax rates and recoverability of the Company’s net deferred tax assets and related valuation allowances.
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
Concentrations of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, cost-method and equity method investments, and trade accounts receivable. The Company invests its cash and cash equivalents with high credit quality financial institutions.
The Company’s customers are principally located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the healthcare industry, as well as global economic conditions, management does not believe significant credit risk exists as of September 28, 2019. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the healthcare industry. The Company maintains an allowance for doubtful accounts based on accounts past due and historical collection experience.
There were no customers with balances greater than 10% of accounts receivable as of September 28, 2019 and September 29, 2018, or any customers that represented greater than 10% of consolidated revenues for fiscal years 2019, 2018 and 2017.
Supplemental Cash Flow Statement Information

	Years ended
	September 28, 2019	September 29, 2018	September 30, 2017
Cash paid during the period for income taxes	$180.6	$178.2	$867.8
Cash paid during the period for interest	$132.5	$122.1	$102.4

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
Inventories consisted of the following:

	September 28, 2019	September 29, 2018
Raw materials	$166.1	$134.9
Work-in-process	54.5	52.1
Finished goods	224.3	197.1
	$444.9	$384.1

Property, Plant and Equipment
Property, plant and equipment is recorded at cost less allowances for depreciation and impairments. The straight-line method of depreciation is used for all property and equipment.
Property, plant and equipment consisted of the following:

	Estimated Useful Life	September 28, 2019	September 29, 2018
Equipment	3–10 years	$379.2	$391.9
Equipment under customer usage agreements	3–8 years	435.5	399.6
Buildings and improvements	20–35 years	196.7	175.1
Leasehold improvements	Shorter of the Original Term of Lease or Estimated Useful Life	61.7	63.0
Land		46.3	46.3
Furniture and fixtures	5–7 years	17.5	18.4
		1,136.9	1,094.3
Less - accumulated depreciation and amortization		(666.0)	(616.1)
		$470.9	$478.2

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
Business Combinations and Acquisition of Intangible Assets
The Company accounts for the acquisition of a business in accordance with ASC 805, Business Combinations (ASC 805). Amounts paid to acquire a business are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The Company determines the fair value of acquired intangible assets based on detailed valuations that use certain information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.
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
Intangible assets consisted of the following:

	September 28, 2019		September 29, 2018
Description	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$3,927.7	$2,654.8	$4,573.3	$2,505.8
In-process research and development	—	—	5.5	—
Customer relationships	525.5	447.5	556.5	428.1
Trade names	245.4	171.1	312.5	175.0
Distribution agreement	2.5	—	42.0	8.0
Non-competition agreements	1.4	0.9	1.5	0.5
Business licenses	2.3	2.2	2.4	2.2
Total acquired intangible assets	$4,704.8	$3,276.5	$5,493.7	$3,119.6

Internal-use software	53.9	43.4	58.5	49.3
Capitalized software embedded in products	27.9	6.9	19.6	4.3
Total intangible assets	$4,786.6	$3,326.8	$5,571.8	$3,173.2

Medical Aesthetics Impairment

During fiscal 2019, the Company identified indicators of impairment for its Medical Aesthetics reporting unit as a result of reductions in forecasts during the year, and in connection with the Company’s efforts to sell the business that began prior to the end of fiscal 2019. In performing the undiscounted cash flow analysis pursuant to ASC 360, the expected undiscounted cash flows of the asset group were determined using a probability-weighted approach taking into consideration the planned disposition, which was deemed to be highly probable as of the balance sheet date. Based on this analysis, the undiscounted cash flows were not sufficient to recover the carrying value of the asset group. As a result, the Company was required to perform Step 3 of the impairment test and determine the fair value of the asset group. The Company executed a definitive agreement on November 20, 2019 to sell the business. Although this agreement was signed subsequent to the balance sheet date, the Company concluded that it provided evidence regarding the estimate of fair value of the asset group at September 28, 2019 and that there were no events that occurred between September 28, 2019 and the date the Company entered into the definitive agreement that would significantly affect the fair value of the asset group. As a result, the Company recorded total impairment charges of $685.4 million in fiscal 2019. The impairment charge was allocated to the long-lived assets as follows: $576.9 million to developed technology, $22.4 million to customer relationships, $48.6 million to trade names, $27.7 million to distribution agreements and $9.8 million to equipment. On November 20, 2019, this asset group met the assets held-for-sale criteria and will be recorded at fair value less the costs to sell, which could result in additional charges. See Note 15. The definitive agreement contains representations and warranties and covenants customary for a transaction of this nature, and the completion of the sale is subject to customary closing conditions, The Company cannot assure that it will be able to complete this transaction on a timely basis, if at all.
During the second quarter of fiscal 2018, the Company abandoned an in-process research and development project acquired in the Cynosure acquisition and recorded an impairment charge of $46.0 million. The Company abandoned the project as a result of unsuccessful clinical results.
The Company had identified certain software acquired in the Cynosure acquisition that would be abandoned in fiscal 2018 and shortened the useful life. As such, the Company accelerated depreciation of the asset resulting in an additional $5.9 million and $3.0 million of expense recorded in fiscal 2018 and 2017, respectively.

Other Activity

During the first quarter of fiscal 2019, the Company acquired Focal Therapeutics, Inc. and recorded $83.1 million of developed technology, $11.4 million of in-process research and development and $2.7 million of trade names. In the fourth quarter of fiscal 2019, the Company obtained FDA approval for the in-process research and development project and reclassified this value to developed technology. During fiscal 2019, the two in-process research and development projects acquired in the Faxitron acquisition aggregating $5.5 million were completed and reclassified to developed technology.
During first quarter of fiscal 2018, the Company acquired Emsor S.A. and recorded $4.6 million of customer relationship intangible assets. In the fourth quarter of fiscal 2018, the Company acquired Faxitron Bioptics, LLC and recorded an aggregate of $53.4 million of intangible assets.
Amortization expense related to developed technology is classified as cost of product revenues—amortization of intangible assets. Amortization expense related to customer relationships, contracts, trade names, distribution agreements, and business licenses is classified as a component of amortization of intangible assets within operating expenses.
The estimated amortization expense at September 28, 2019 for each of the five succeeding fiscal years was as follows:

Fiscal 2020	$295.5
Fiscal 2021	$274.2
Fiscal 2022	$263.8
Fiscal 2023	$166.2
Fiscal 2024	$143.1

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
In fiscal 2019, the Company used the qualitative approach. Under this approach the Company considers a number of factors, including the amount by which the previous quantitative test's fair value exceeded the carrying value of the reporting units, the forecasts in the Company's current year strategic plan compared to the forecast used in the previous quantitative test, an evaluation of discount rates, long-term growth rates including the terminal year rate, if tax rates would have significantly changed, an evaluation of current economic factors for both the worldwide economy and specifically the medical device industry, and any significant changes in customer and supplier relationships. The Company weighs these factors to determine if it is more likely than not that the fair value of the reporting unit exceeds its carrying value. If after performing a qualitative assessment, indicators are present, or we identify factors that cause us to believe it is appropriate to perform a more precise calculation of fair value, we would move beyond the qualitative assessment and perform a quantitative impairment test. As a result of completing the qualitative assessment for each of its reporting units, the Company concluded that it was more likely than not that the fair value of each reporting exceeded its carrying value by a significant amount and a quantitative test was unnecessary.

When a quantitative test is necessary, the test requires a comparison of the carrying value of each reporting unit to its estimated fair value. To estimate the fair value of its reporting units, the Company primarily utilizes the income approach. The income approach is based on a DCF analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on the Company’s most recent budget and strategic plan. For years beyond this period, the Company’s estimates are based on assumed growth rates expected as of the measurement date and ensures its assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates used are intended to reflect the risks inherent in future cash flow projections and are based on estimates of the WACC of market participants relative to each respective reporting unit. The market approach considers comparable market data based on multiples of revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”) and is primarily used as a corroborative analysis to the results of the DCF analysis. The Company believes its assumptions used to determine the fair value of its reporting units are reasonable. If different assumptions were used, particularly with respect to forecasted cash flows, terminal values, WACCs, or market multiples, different estimates of fair value may result and there could be the potential that an impairment charge could result. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.
During the second quarter of fiscal 2018, in connection with commencing its company-wide annual budgeting and strategic planning process, evaluating its current operating performance of its Medical Aesthetics reporting unit, and abandoning an in-process research and development project, the Company reduced its short term and long term revenue and operating income forecasts and determined that indicators of impairment existed in its Medical Aesthetics reporting unit. The Medical Aesthetics reporting unit is solely comprised of the Cynosure business, which the Company acquired on March 22, 2017. The updated forecast reflected significantly reduced volume and market penetration projections resulting in lower short-term and long-term profitability than expected at the time of the Cynosure acquisition. As a result of those current events and circumstances, the Company determined that it was more likely than not that this change would reduce the fair value of the reporting unit below its carrying amount. To estimate the fair value of the reporting unit, the Company utilized the DCF analysis. The forecasted cash flows were based on the Company's most recent budget and strategic plan and for period beyond the strategic plan, the Company's estimates were based on assumed growth rates expected as of the measurement date. The Company believed its assumptions were consistent with the plans and estimates used to manage the underlying business. The discount rate used is intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the reporting unit. The basis of fair value for Medical Aesthetics assumed the reporting unit would be purchased or sold in a non-taxable transaction, and the discount rate of 12.0% applied to the after-tax cash flows was consistent with that used in the purchase accounting performed in fiscal 2017. As a result of this analysis, the fair value of the Medical Aesthetic reporting unit was significantly below its carrying value, and the Company recorded a goodwill impairment charge of $685.7 million during the second quarter of fiscal 2018. This reporting unit now has a goodwill value of zero. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.
In connection with the goodwill impairment test in the second quarter of fiscal 2018, the Company also performed an impairment test of this reporting unit’s long-lived assets. This impairment evaluation was based on expectations of future undiscounted cash flows compared to the carrying value of the long-lived assets. The Company’s cash flow estimates were consistent with those used in the goodwill impairment test discussed above. Based on this analysis, the undiscounted cash flows of the Medical Aesthetics long-lived assets were in excess of their carrying value and thus deemed to not be impaired. The Company believed its procedures for estimating future cash flows were reasonable and consistent with market conditions at the time of estimation.
At September 28, 2019, the Company believes that its reporting units, with goodwill aggregating $2.6 billion, were not at risk of failing Step 1 of the goodwill impairment test based on its current forecasts and qualitative assessment.
The Company conducted its fiscal 2018 and 2017 impairment tests on the first day of the respective year's fourth quarter, and as noted above used DCF and market approaches to estimate the fair value of its reporting units as of July 1, 2018 and July 2, 2017, respectively, and ultimately used the fair value determined by the DCF approach in making its impairment test conclusions. As a result of completing Step 1, all of the Company's reporting units had fair values exceeding their carrying values, and as such, Step 2 of the impairment test under the applicable goodwill impairment standard at these dates was not required.

A rollforward of goodwill activity by reportable segment from September 29, 2018 to September 28, 2019 is as follows:

	Diagnostics	Breast Health	Medical Aesthetics	GYN Surgical	Skeletal Health	Total
Balance at September 29, 2018	$821.2	$689.5	$—	$1,014.4	$8.1	$2,533.2
Faxitron acquisition adjustment	—	3.9	—	—	—	3.9
Focal acquisition	—	31.1	—	—	—	31.1
Foreign currency and other adjustments	(2.0)	(2.3)	—	(0.2)	—	(4.5)
Balance at September 28, 2019	$819.2	$722.2	$—	$1,014.2	$8.1	$2,563.7

Other Assets
Other assets consisted of the following:

	September 28, 2019	September 29, 2018
Other Assets
Life insurance contracts	$44.6	$44.2
Deferred tax assets	17.2	12.9
Cost-method equity investments	11.4	8.8
Equity-method investment and loans to SSI (note 4)	42.7	—
Other	38.7	31.8
	$154.6	$97.7

Life insurance contracts were purchased in connection with the Company’s Nonqualified Deferred Compensation Plan (“DCP”) and are recorded at their cash surrender value (see Note 12 for further discussion).
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
Accumulated Other Comprehensive Loss
Other comprehensive income (loss) includes certain transactions that have generally been reported in the statement of stockholders’ equity. The following tables summarize the components and changes in accumulated balances of other comprehensive loss for the periods presented:

	Year Ended September 28, 2019					Year Ended September 29, 2018
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Marketable Securities	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(26.6)	$(1.1)	$2.2	$—	$(25.5)	$(18.5)	$(0.4)	$(1.6)	$4.3	$(16.2)
Other comprehensive loss before reclassifications	(14.8)	(0.6)	(8.0)	3.5	(19.9)	(8.1)	—	0.5	(5.7)	(13.3)
Charges (gains) reclassified to statement of operations	—	—	3.1	—	3.1	—	0.4	—	3.6	4.0
Ending Balance	$(41.4)	$(1.7)	$(2.7)	$3.5	$(42.3)	$(26.6)	$—	$(1.1)	$2.2	$(25.5)

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
During fiscal 2015, the Company entered into separate interest rate cap agreements with multiple counter-parties to help mitigate the interest rate volatility associated with the variable rate interest on its credit facilities under the term loan feature of its credit facilities (see Note 7). Interest rate cap agreements provide the right to receive cash if the reference interest rate rises above a contractual rate. The aggregate premium paid for the interest rate cap agreements was $13.2 million, which was the initial fair value of the instruments recorded in the Company's financial statements. Certain of these cap agreements expired during fiscal 2017.
The Company purchased similar separate interest rate cap agreements in fiscal 2017, 2018, and 2019, and paid premiums of $1.9 million, $3.7 million, $1.5 million, respectively.
The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR-based borrowings under its credit agreement, that has been amended multiple times, and therefore are highly effective at offsetting the cash flows being hedged. The Company designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal, which for the outstanding contracts will expire on December 27, 2019 and December 23, 2020 for the interest rate cap agreements entered into in fiscal 2018 and fiscal 2019, respectively.
As of September 28, 2019, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the interest rate caps were recorded within AOCI.
During fiscal 2019, 2018 and 2017, interest expense of $3.1 million, $3.6 million and $6.9 million, respectively, was reclassified from AOCI to the Company's Consolidated Statements of Operations related to the interest rate cap agreements. The Company expects to similarly reclassify approximately $2.3 million from AOCI to the Consolidated Statements of Operations in the next twelve months.
The aggregate fair value of these interest rate caps was $0.1 million and $7.7 million at September 28, 2019 and September 29, 2018, respectively, and is included in both Prepaid expenses and other current assets and Other assets on the Company’s Consolidated Balance Sheet. Refer to Note 8 “Fair Value Measurements” below for related fair value disclosures.

Interest Rate Swap - Cash Flow Hedge
In fiscal 2019, in order to hedge a portion of its variable rate debt, the Company entered into an interest rate swap contract with an effective date of December 23, 2020 and a termination date of December 17, 2023. The initial notional amount of this swap was $1.0 billion. The interest rate swap effectively fixes the variable interest rate on $1.0 billion of the notional amount under the 2018 Credit Agreement swap at 1.23%. The critical terms of the interest rate swap are designed to mirror the terms of the Company’s LIBOR-based borrowings under its credit agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal. Therefore, changes in the fair value of the swap are recorded in accumulated other comprehensive income (loss). The fair value of this derivative is $4.7 million as of September 28, 2019.
Forward Foreign Currency Contracts and Foreign Currency Option Contracts
The Company enters into forward foreign currency exchange contracts and foreign currency option contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar, the Chinese Yuan and the Japanese Yen. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. The Company did not elect hedge accounting for these forward foreign currency contracts and foreign currency option contracts; however, the Company may seek to apply hedge accounting in future scenarios. The change in the fair value of these contracts is recognized directly in earnings as a component of other income, net. During fiscal 2019, 2018 and 2017, for the forward foreign currency exchange contracts the Company recorded net realized gains of $11.0 million, net realized losses of $1.3 million, and net realized gains of $3.1 million, respectively from settling forward foreign currency contracts, and net unrealized losses of $2.2 million, net unrealized gains of $6.6 million, and net unrealized losses of $3.6 million in fiscal 2019, 2018 and 2017, respectively, on outstanding forward contracts. During fiscal 2019, for the foreign currency option contracts the Company recorded net unrealized gains of $0.1 million on outstanding option contracts.
As of September 28, 2019, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and are used to hedge fluctuations in the U.S dollar of forecasted transactions denominated in the Australian Dollar, Canadian Dollar, Chinese Yuan and Japanese Yen with a notional amount of $104.2 million. As of September 28, 2019, the Company had outstanding foreign currency option contracts that were not designated for hedge accounting and are used to hedge fluctuations in the U.S dollar of forecasted transactions denominated in the Euro and UK Pound with a notional amount of $166.7 million.
Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of September 28, 2019:

	Balance Sheet Location	September 28, 2019	September 29, 2018
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap agreements	Prepaid expenses and other current assets	$0.1	$6.0
Interest rate cap agreements	Other assets	—	1.7
Interest rate swap contract	Other assets	$4.7	$—
		$4.8	$7.7

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$0.9	$3.2
Foreign currency option contracts	Prepaid expenses and other current assets	2.0	—
		$2.9	$3.2

Liabilities:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$0.1	$0.2

The following table presents the unrealized gain (loss) recognized in AOCI related to the interest rate caps and interest rate swap for the following reporting periods:

	Year Ended September 28, 2019	Year Ended September 29, 2018	Year Ended September 30, 2017
Amount of gain (loss) recognized in other comprehensive income (loss), net of taxes:
Interest rate swap	$3.5	$—	$—
Interest rate cap agreements	(8.0)	(5.7)	0.8
Total	$(4.5)	$(5.7)	$0.8

The following table presents the adjustment to fair value (realized and unrealized) recorded within the Consolidated Statements of Operations for derivative instruments for which the Company did not elect hedge accounting:

Derivatives not classified as hedging instruments				Location of Gain Recognized in Income
	Year Ended September 28, 2019	Year Ended September 29, 2018	Year Ended September 30, 2017
Forward foreign currency contracts	$8.8	$5.3	$0.5	Other income, net
Foreign currency option contracts	0.1	—	—	Other income, net
	$8.9	$5.3	$0.5

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

Accounts receivable reserve activity for fiscal 2019, 2018 and 2017 was as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Write- offs and Payments	Balance at End of Period
Period Ended:
September 28, 2019	$16.2	$4.4	$(2.8)	$17.8
September 29, 2018	$9.8	$7.0	$(0.6)	$16.2
September 30, 2017	$12.7	$1.8	$(4.7)	$9.8

Cost of Service and Other Revenues
Cost of service and other revenues primarily represents payroll and related costs associated with the Company’s professional services’ employees, consultants, infrastructure costs and overhead allocations, including depreciation, rent and materials consumed in providing the service.
Stock-Based Compensation
The Company accounts for share-based payments in accordance with ASC 718, Stock Compensation (ASC 718). As such, all share-based payments to employees, including grants of stock options, restricted stock units, performance stock units and market stock units and shares issued under the Company’s employee stock purchase plan, are recognized in the Consolidated Statements of Operations based on their fair values on the date of grant. In addition, as a result of the adoption of ASU 2016-09 in fiscal 2017, all excess tax benefits and deficiencies are recognized as a component of the provision for income taxes on a discrete basis in the period in which the equity awards vest and/or are settled.
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
The Company applied the provisions of ASC 260, Earnings Per Share, to determine the diluted weighted average shares outstanding as it related to its convertible notes that were outstanding in fiscal 2017 and a portion of fiscal 2018, and due to the type of debt instrument issued and its accounting policy, the Company applied the treasury stock method and not the if-converted method. The dilutive impact of the Company’s convertible notes was based on the difference between the Company’s current period average stock price and the conversion price of the convertible notes, provided there was a premium. As such, dilution related to the conversion premium on the convertible notes was included in the calculation of diluted weighted-average shares outstanding in fiscal 2018 and 2017 to the extent each issuance was dilutive based on the average stock price during each reporting period being greater than the conversion price of the respective Notes.
A reconciliation of basic and diluted share amounts for fiscal 2019, 2018, and 2017 was as follows:

	September 28, 2019	September 29, 2018	September 30, 2017
Basic weighted average common shares outstanding	269,413	275,105	279,811
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock units	—	—	2,885
Incremental shares from convertible notes premium	—	—	2,957
Diluted weighted average common shares outstanding	269,413	275,105	285,653
Weighted-average anti-dilutive shares related to:
Outstanding stock options and stock units	4,098	5,073	1,677
Convertible notes	—	703	12

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
Product warranty activity for fiscal 2019 and 2018 was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Period ended:
September 28, 2019	$15.9	$14.1	$(16.1)	$13.9
September 29, 2018	$17.0	$18.3	$(19.4)	$15.9

Advertising Costs
Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $29.5 million, $26.9 million and $22.5 million for fiscal 2019, 2018 and 2017, respectively, and were included in selling and marketing expense in the Consolidated Statements of Income.

Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") Update No. 2014-09, Revenue from Contracts with Customers (ASC 606), which was subsequently amended. The Company adopted this standard as of September 30, 2018 using the modified retrospective method for contracts that were not complete as of September 30, 2018. The Company's adoption of ASC 606 is more fully described in Note 3.
In October 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-16, Income Taxes (Topic 740). The guidance requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. The Company adopted the standard in the first quarter of fiscal 2019 (see Note 9).
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230). The guidance reduces diversity in how certain cash receipts and cash payments are presented and classified in the Statements of Cash Flows. Certain of ASU 2016-15 requirements are as follows: 1) cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities, 2) contingent consideration payments made soon after a business combination should be classified as cash outflows for investing activities and cash payments made thereafter should be classified as cash outflows for financing up to the amount of the contingent consideration liability recognized at the acquisition date with any excess classified as operating activities, 3) cash proceeds from the settlement of insurance claims should be classified on the basis of the nature of the loss, 4) cash proceeds from the settlement of Corporate-Owned Life Insurance (COLI) Policies should be classified as cash inflows from investing activities and cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities, and 5) cash paid to a tax authority by an employer when withholding shares from an employee's award for tax-withholding purposes should be classified as cash outflows for financing activities. The guidance is effective for annual periods beginning after December 15, 2017, and was applicable to the Company in fiscal 2019. The adoption of ASU 2016-15 did not have a material effect on the Company's consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities are required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception is available for equity investments that do not have readily determinable fair values (e.g. cost method investments), however, the exception requires the Company to consider relevant transactions that can be reasonably known to identify any observable price changes that would impact the fair value. This guidance also changes certain disclosure requirements and other aspects of current GAAP. This guidance is effective for annual periods beginning after December 15, 2017, and was applicable to the Company in fiscal 2019. The adoption of ASU 2016-01 did not have a material effect on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The purpose of ASU 2016-02 is to increase the transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet, including those previously classified as operating leases under current U.S. GAAP, and disclosing key information about leasing arrangements. ASC 842, as amended, is effective for public entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods and is effective for the Company in fiscal 2020.The Company will adopt the standard using the transition method provided by ASC Update No. 2018-11, Leases (Topic 842): Targeted Improvements. Under this method, the Company will initially apply the new leasing rules on September 29, 2019, rather than at the earliest comparative period presented in the financial statements. Prior periods presented will be in accordance with the existing lease guidance.

Upon transition, the Company will apply the package of practical expedients permitted under ASC 842 transition guidance to its entire lease portfolio at September 29, 2019. As a result, the Company is not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the classification of any expired or existing leases, and (iii) initial direct costs for any existing leases. Furthermore, as a lessee the Company will elect to combine lease and non-lease components together for the majority of its leases. As a result, for these applicable classes of underlying assets, the Company will account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

As a result of adopting ASC 842, the Company expects to recognize additional right-of-use assets and corresponding liabilities for its existing operating lease portfolio on its consolidated balance sheet. The impact of the additional right-of-use assets and corresponding liabilities is expected to be less than 5% of total assets and 5% of total liabilities and have no material impact to its consolidated statements of operations or consolidated statements of cash flows. For the first quarter of 2020, the Company will provide additional disclosures in the notes to its consolidated financial statements regarding its leasing portfolio, including key judgments and assumptions and the discount rate used in calculating its right-of-use assets and corresponding liabilities. Please refer to Note 13 - Commitments and Contingencies for information regarding the Company's lease portfolio as of September 28, 2019.

As a lessor, in instances where the Company placed instruments (or equipment) at customer sites as part of its reagent rental contracts, the Company expects ASC 842 will require it to classify new instrument placements for certain reagent rental contracts as sales-type leases and thus accelerate instrument revenue and cost recognition at the time of placement. Under current U.S. GAAP, instruments placed under the Company's reagent rental programs are classified as operating leases and instrument revenue and cost is recognized over the term of the contract. The Company does not expect this change to have a material impact on its financial statements. See Note 3 - Revenue Recognition for a description of our reagent rental contracts.

3. Revenue

In May 2014, the FASB issued ASC 606. The Company adopted the standard, which superseded ASC Topic 605, Revenue Recognition (ASC 605), as of September 30, 2018 using the modified retrospective method for contracts that were not complete as of September 30, 2018. Under this method, the Company recognized the cumulative effect of initially applying the standard to its open contracts and recorded an adjustment to decrease the opening balance of accumulated deficit within stockholders' equity by $6.4 million, which is net of taxes of $2.4 million, as of September 30, 2018 (the first day of fiscal 2019). The cumulative effect adjustment was primarily due to the Company applying the principles of ASC 606 to contracts for which the Company had deferred revenue as of September 29, 2018 for collectability uncertainty and providing extended payment terms resulting in the fee not being fixed or determinable under ASC 605. Under ASC 606, revenue from certain arrangements may be recognized earlier than under ASC 605 as a result of the ability to apply additional judgment in evaluating collectability and the elimination of the requirement to assess whether a fee is fixed or determinable, specifically as it relates to providing customers with extended payment terms. Results for reporting periods beginning September 30, 2018 and after are presented in accordance with ASC 606. Prior period results were not adjusted and will continue to be reported in accordance with the legacy GAAP requirements of ASC 605. As the adoption of this standard did not have a material impact on the Company’s revenue recorded in the twelve months ended September 28, 2019 and September 29, 2018, transitional disclosures have not been presented.

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

	Year Ended September 28, 2019			Year Ended September 29, 2018			Year Ended September 30, 2017
Business (in millions)	United States	Intl.	Total	United States	Intl.	Total	United States	Intl.	Total
Diagnostics:
Cytology & Perinatal	$312.9	$159.1	$472.0	$322.9	$157.4	$480.3	$329.3	$147.8	$477.1
Molecular Diagnostics	549.9	125.1	675.0	503.4	108.4	611.8	490.9	88.6	579.5
Blood Screening	58.5	—	58.5	55.3	—	55.3	99.0	41.5	140.5
Total	921.3	284.2	1,205.5	881.6	265.8	1,147.4	919.2	277.9	1,197.1

Breast Health:
Breast Imaging	853.1	241.5	1,094.6	782.0	234.5	1,016.5	777.5	184.7	962.2
Interventional Breast Solutions	184.8	34.8	219.6	169.4	32.3	201.7	152.6	23.5	176.1
Total	1,037.9	276.3	1,314.2	951.4	266.8	1,218.2	930.1	208.2	1,138.3

Medical Aesthetics	155.4	160.2	315.6	172.4	166.7	339.1	103.0	104.5	207.5

GYN Surgical	362.8	74.4	437.2	352.8	69.2	422.0	367.2	59.9	427.1

Skeletal Health	58.6	36.2	94.8	59.4	31.8	91.2	55.3	33.5	88.8
Total	$2,536.0	$831.3	$3,367.3	$2,417.6	$800.3	$3,217.9	$2,374.8	$684.0	$3,058.8

	Year Ended
Geographic Regions (in millions)	September 28, 2019	September 29, 2018	September 30, 2017
United States	$2,536.0	$2,417.6	$2,374.8
Europe	396.0	377.5	305.1
Asia-Pacific	286.0	275.6	247.2
Rest of World	149.3	147.2	131.7
	$3,367.3	$3,217.9	$3,058.8

The following table provides revenue recognized by source:

	Year Ended
Revenue by type (in millions)	September 28, 2019	September 29, 2018	September 30, 2017
Capital equipment, components and software	$984.9	$977.2	$798.9
Consumables	1,786.4	1,666.7	1,739.1
Service	568.3	551.8	484.2
Other	27.7	22.2	36.6
	$3,367.3	$3,217.9	$3,058.8

The Company considers revenue to be earned when all of the following criteria are met: the Company has a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount the Company expects to receive, including an estimate of uncertain amounts subject to a constraint to ensure revenue is not recognized in an amount that would result in a significant reversal upon resolution of the uncertainty, is determinable; and the Company has transferred control of the promised items to the customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the contract. The transaction price for the contract is measured as the amount of consideration the Company expects to receive in exchange for the goods and services expected to be transferred. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control of the distinct good or service is transferred. Transfer of control for the Company's products is generally at shipment or delivery, depending on contractual terms, but occurs when title and risk of loss transfers to the customer which represents the point in time when the customer obtains the use of and substantially all of the remaining benefit of the product. As such the Company's performance obligation related to product sales is satisfied at a point in time. Revenue from support and maintenance contracts, extended warranty and professional services for installation, training and repairs is recognized over time based on the period contracted or as the services are performed as these methods represent a faithful depiction of the transfer of goods and services.

Revenue from support and maintenance contracts and extended warranties are recognized over time based on the contract term, which represents a faithful depiction of the transfer of goods and services given the stand-ready nature of the performance obligations. Service revenue related to professional services for installation, training and repairs is recognized as the services are performed based on the specific nature of the service.

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

Some of the Company's contracts have multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. The Company determines its best estimate of standalone selling price using average selling prices over 3 to 12 month periods of data depending on the products or nature of the services coupled with current market considerations. If the product or service does not have a history of sales or if sales volume is not sufficient, the Company relies on prices set by its pricing committees or applicable marketing department adjusted for expected discounts.

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

Remaining Performance Obligations

As of September 28, 2019, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $438.4 million. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations in the Company's Breast Health, Skeletal Health and Medical Aesthetics reportable segments. The Company expects to recognize approximately 38% of this amount as revenue in 2020, 27% in 2021, 21% in 2022, 10% in 2023, and 5% thereafter. The Company has applied the practical expedient to not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company's Breast Health, Medical Aesthetics and Skeletal Health reportable segments. Contract liabilities are classified as other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. The Company recognized revenue of $158.9 million in the twelve months ended September 28, 2019 that was included in the contract liability balance at September 29, 2018.

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

Revenue Recognition under ASC 605 (prior to the adoption of ASC 606)
Under ASC 605, the Company recognized product revenue upon shipment provided that there was persuasive evidence of an arrangement, there were no uncertainties regarding acceptance, the sales price was fixed or determinable, and collection of the resulting receivable was reasonably assured. Generally, the Company’s product arrangements for capital equipment sales, primarily in its Breast Health, Medical Aesthetics and Skeletal Health reporting segments, were multiple-element arrangements, including services, such as installation, training and support and maintenance, and multiple products. Based on the terms and conditions of the product arrangements, the Company believed that these services and undelivered products could be accounted for separately from the delivered product element as the Company’s delivered products have value to its customers on a stand-alone basis. Accordingly, revenue for services not yet performed at the time of product delivery were deferred and recognized as such services were performed. The relative selling price of any undelivered products was also deferred at the time of shipment and recognized as revenue when these products were delivered. There was no customer right of return in the Company’s sales agreements for its capital equipment.
Service revenues primarily consist of amounts recorded under service and maintenance contracts and repairs not covered under warranty, installation and training, and shipping and handling costs billed to customers. Service and maintenance contract revenues were recognized ratably over the term of the contract. Other service revenues were recognized as the services were completed using the specific performance method. Service and other revenue also included royalties which were recognized in the period the payments were due to the Company.
For revenue arrangements with multiple deliverables, the Company recorded revenue as separate units of accounting if the delivered items had value to the customer on a stand-alone basis and the delivery or performance of the undelivered items was considered probable and substantially within the Company’s control. Some of the Company’s products have both software and non-software components that function together to deliver the product’s essential functionality. The Company determined that except for its computer-aided detection (“CAD”) products and C-View and Intelligent 2D products, the software element in its other products was not within the scope of the software revenue recognition rules, ASC 985-605, Software—Revenue Recognition. The Company determined that given the significance of the software component’s functionality to its CAD, C-View and Intelligent 2D components, which are sold by its Breast Health segment, these products were within the scope of the software revenue recognition rules. The Company evaluated the appropriate revenue recognition treatment of it hardware products, including its Dimensions digital mammography systems, which had both software and non-software components that function together to deliver the products’ essential functionality (i.e., it is a tangible product), and determined they were not within the scope of ASC 985-605.
The Company was required to allocate revenue to its multiple element arrangements based on the relative fair value of each element’s selling price. The Company typically determined the selling price of its products based on its best estimate of selling prices (“ESP”) and services based on vendor-specific objective evidence of selling price (“VSOE”). The Company determined VSOE based on its normal pricing and discounting practices for the specific product or service when sold on a stand-alone basis. In determining VSOE, the Company’s policy was to require a substantial majority of selling prices for a product or service to be within a reasonably narrow range. The Company also considered the class of customer, method of distribution, and the geographies into which its products and services were sold when determining VSOE. If VSOE could not be established, which could occur in instances when a product or service had not been sold separately, stand-alone sales were too infrequent, or product pricing was not within a relatively narrow range, the Company would generally establish the selling price using ESP to allocate arrangement consideration. The objective of ESP was to determine the price at which the Company would typically transact a stand-alone sale of the product or service. ESP was determined by considering a number of factors including Company pricing policies, internal costs and gross margin objectives, method of distribution, information gathered from experience in customer negotiations, market research and information, recent technological trends, competitive landscape and geographies.
For those arrangements accounted for under the software revenue recognition rules, ASC 985-605 generally required revenue earned on software arrangements involving multiple elements to be allocated to each element based on their relative VSOE of fair value. If VSOE did not exist for a delivered element, the residual method was applied in which the arrangement consideration was allocated to the undelivered elements based on their VSOE with the remaining consideration recognized as revenue for the delivered elements. For multiple-element software arrangements where VSOE of fair value of Post-Contract Customer Support (“PCS”) had been established, the Company recognized revenue using the residual method at the time all other revenue recognition criteria were met.
While the majority of its instruments are placed at customer sites, in certain instances the Company sold instruments to its clinical diagnostics customers and recorded sales of these instruments upon shipment or delivery, depending on the terms of the arrangement.
Within its Diagnostics business, and to a lesser extent, its GYN Surgical business, the Company provided its instrumentation (for example, the ThinPrep Processor, ThinPrep Imaging System, and the Panther and Tigris systems) and certain other hardware to customers without requiring them to purchase the equipment or enter into a lease. The Company installed the instrumentation or equipment at the customer’s site and recovered the cost of providing the instrumentation or equipment in the amount it charged for its diagnostic tests, assays and other disposables. Customers entered into a customer usage agreement and typically committed to purchasing minimum quantities of disposable products at a stated price over a defined contract term, which was typically between three and five years. Revenue was recognized over the term of the customer usage agreement as tests, assays and other disposable products are shipped or delivered, depending on the customer's arrangement.

4. Business Combinations

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

The total purchase price was allocated to Cynosure’s tangible and identifiable intangible assets and liabilities based on the estimated fair values of those assets as of March 22, 2017, as set forth below:

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

The developed technology assets were comprised of know-how, patents and technologies embedded in Cynosure's products and relate to currently marketed products. The developed technology assets comprise the significant product families of Cynosure, primarily SculpSure, Icon, and PicoSure.

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

During the fourth quarter of fiscal 2017, the Company obtained regulatory approval for two projects with an aggregate fair value of $61.0 million and these assets were reclassified to developed technology. The remaining project, which had a fair value of $46.0 million, was abandoned in the second quarter of fiscal 2018 due to unsuccessful clinical results. As a result, the Company recorded a $46.0 million impairment charge in the second quarter of fiscal 2018.

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

The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits that were expected to be realized from the Cynosure acquisition. These benefits included the expectation that the Company's entry into the aesthetics market would significantly broaden the Company's offering in women's health. The combined company was expected to benefit from a broader global presence, synergistic utilization of Hologic's direct sales force, primarily its GYN Surgical sales force, with certain Cynosure products, and the Company's entry into an adjacent cash-pay segment. During the second quarter of fiscal 2018, the Company identified indicators of impairment and performed an interim goodwill impairment analysis. This analysis resulted in the Company recording a goodwill impairment charge of $685.7 million in the second quarter of fiscal 2018 (see Note 2). In fiscal 2019, the Company recorded intangible asset and equipment impairment charges of $685.4 million (see Note 2).

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

Year Ended
September 30, 2017
Revenue	$3,241.4
Net income	$768.5
Basic earnings per common share	$2.75
Diluted earnings per common share	$2.69

The pro forma information for fiscal 2017 was calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. Fiscal 2017 pro forma net income was adjusted to exclude acquisition-related transaction costs and restructuring costs solely related to the consolidation of the Medical Aesthetics business, which would have been included in fiscal 2016 pro forma net income. In addition, the fiscal 2017 pro forma net income was adjusted to exclude expenses related to the fair value adjustments associated with the acquisition of Cynosure that were recorded by the Company. The pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments to reflect pro forma results of operations as if the acquisition occurred on September 27, 2015 (the beginning of fiscal 2016), such as increased amortization for the fair value of acquired intangible assets. The pro forma information does not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of the period presented, or of future results of the consolidated entities.

Medicor Medical Supply

On April 7, 2017, the Company completed the acquisition of MMS Medicor Medical Supplies GmbH ("Medicor") for a purchase price of $19.0 million, which included a working capital adjustment of $2.0 million that was paid in the fourth quarter of fiscal 2017, and a holdback of $1.9 million that was paid two years from the date of acquisition. Medicor was a long-standing distributor of the Company's Breast and Skeletal Health products in Germany, Austria and Switzerland. Based on the Company's valuation, it has allocated $5.4 million of the purchase price to the intangible assets, which have a weighted average life of 7.7 years, and $8.9 million to goodwill. The remaining $4.7 million of purchase price was allocated to the acquired tangible assets and liabilities.

Emsor, S.A.

On December 11, 2017, the Company completed the acquisition of Emsor S.A. ("Emsor") for a purchase price of $16.3 million, which includes a hold-back of $0.5 million that is paid eighteen months from the date of acquisition, and contingent consideration which the Company estimated at $4.9 million as of the measurement date. The contingent consideration is payable upon Emsor achieving predefined amounts of cumulative revenue over a two-year period from the date of acquisition. Emsor was a distributor of the Company's Breast and Skeletal Health products in Spain and Portugal. Based on the Company's valuation, it allocated $4.6 million of the purchase price to the value of customer relationship intangible assets and $5.7 million to goodwill. The remaining $6.0 million of purchase price has been allocated to acquired tangible assets and liabilities.

Faxitron

On July 31, 2018, the Company completed the acquisition of Faxitron Bioptics, LLC ("Faxitron") for a purchase price of $89.5 million, which included hold-backs of $11.7 million payable up to one year from the date of acquisition, and contingent consideration which the Company estimated at $2.9 million as of the measurement date. Faxitron, headquartered in Tucson, Arizona, develops, manufactures, and markets digital radiography systems. Faxitron's results of operations are reported in the Company's Breast Health reportable segment from the date of acquisition. The contingent consideration is payable upon meeting certain revenue growth metrics. In the fourth quarter of fiscal 2019, the Company increased the contingent consideration liability by $1.7 million based on updated projections. During fiscal 2019, the Company paid $6.5 million of the holdbacks and withheld the remainder of $5.2 million under the indemnification provisions of the purchase agreement, which the former shareholders are disputing.

The total purchase price was allocated to Faxitron's tangible and identifiable intangible assets and liabilities based on the estimated fair values of those assets as of July 31, 2018, as set forth below:

Cash	$2.4
Accounts receivable	4.0
Inventory	5.8
Other assets	3.1
Accounts payable and accrued expenses	(8.8)
Deferred revenue	(1.9)
Long-term debt	(3.3)
Identifiable intangible assets:
Developed technology	44.9
In-process research and development	5.5
Customer relationships	0.5
Trade names	2.3
Deferred income taxes, net	(10.6)
Goodwill	45.6
Purchase Price	$89.5

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Faxitron's business. As part of the purchase price allocation, the Company determined the identifiable intangible assets were developed technology, in-process research and development ("IPR&D"), customer relationships, and trade names. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using rates ranging from 17% to 19%. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The weighted average life for both developed technology and customer relationships is 9 years and for trade names it is 7 years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The factors contributing to the recognition of the preliminary amount of goodwill were based on synergistic benefits that are expected to be realized from this acquisition. Benefits include the expectation of broadening the Company's Breath Health portfolio of products and technology. None of the goodwill is expected to be deductible for income tax purposes.

Focal Therapeutics

On October 1, 2018, the Company completed the acquisition of Focal Therapeutics, Inc. ("Focal") for a purchase price of $120.1 million, which included hold-backs of $14.0 million payable up to one year from the date of acquisition. In the second quarter of fiscal 2019, $1.5 million of the hold-back was paid, and the remaining $12.5 million was paid on October 1, 2019. Focal, headquartered in California, manufactures and markets its BioZorb marker, which is an implantable three-dimensional marker that helps clinicians overcome certain challenges in breast conserving surgery.

The total purchase price was allocated to Focal's tangible and identifiable intangible assets and liabilities based on the estimated fair values of those assets as of October 1, 2018, as set forth below:

Cash	$2.2
Accounts receivable	2.0
Inventory	7.9
Other assets	0.5
Accounts payable and accrued expenses	(5.6)
Long-term debt	(2.5)
Identifiable intangible assets:
Developed technology	83.1
In-process research and development	11.4
Trade names	2.7
Deferred income taxes, net	(12.7)
Goodwill	31.1
Purchase Price	$120.1

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Focal's business. As part of the purchase price allocation, the Company determined the identifiable intangible assets were developed technology, in-process research and development ("IPR&D"), and trade names. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using rates ranging from 15.5% to 16.5%. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The weighted average life of developed technology and trade names was 11 years and 13 years, respectively. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The factors contributing to the recognition of the amount of goodwill were based on synergistic benefits that are expected to be realized from this acquisition. Benefits include the expectation of broadening the Company's Breast Health portfolio of products and technology. None of the goodwill is expected to be deductible for income tax purposes.

5. Investment in SuperSonic Imagine

On August 1, 2019, the Company purchased 46% of the outstanding shares of SuperSonic Imagine ("SSI") for $18.2 million. SSI is a public company located in Aix-en-Provence, France that manufactures and markets ultrasound medical imaging equipment. In September 2019, the Company launched a cash tender offer to acquire the remaining outstanding shares for a price of €1.50 per share in cash. The Company determined that SSI is a Variable Interest Entity (“VIE”) but it is not the primary beneficiary as it was not a party to the initial design of the entity nor does it have control over SSI's operations as of September 28, 2019. Accordingly, the Company accounted for this investment under the equity method of accounting and has included its proportionate share of SSI's net loss of $3.3 million for the two months ended September 28, 2019 within Other income, net. The fair value of the Company's investment in these shares at September 28, 2019 was $17.6 million. The Company has also provided loans totaling $28.4 million to SSI to pay-off certain of its preexisting loans and support its operating activities. On November 21, 2019, the Company acquired an additional 7.6 million shares for $12.5 million. As a result, the Company owns approximately 78% of the outstanding shares at November 21, 2019 and will launch a second tender offer with similar terms in an attempt to acquire the remaining shares. The Company expects to consolidate SSI's results effective November 21, 2019. Given that the Company acquired a controlling interest on November 21, 2019, the Company determined it was impracticable to provide all the disclosures required for a business combination pursuant to ASC 805, Business Combinations, and will provide applicable disclosures in a future filing. The investment and loans were recorded in Other assets in the Consolidated Balance Sheets.

6. Restructuring Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions which are described below. The following table displays charges taken related to restructuring actions in fiscal 2019, 2018 and 2017 and a rollforward of the charges to the accrued balances as of September 28, 2019:

	Fiscal 2019 Actions	Fiscal 2018 Actions	Fiscal 2017 Actions	Other	Total
Restructuring Charges
Fiscal 2017 charges:
Workforce reductions	$—	$—	$8.5	$—	$8.5
Facility closure costs	—	—	—	4.8	4.8
Fiscal 2017 restructuring charges	$—	$—	$8.5	$4.8	$13.3
Fiscal 2018 charges:
Workforce reductions	$—	$11.7	$—	$—	$11.7
Facility closure costs	—	0.9	—	1.6	2.5
Fiscal 2018 restructuring charges	$—	$12.6	$—	$1.6	$14.2
Fiscal 2019 charges:
Workforce reductions	$4.0	$1.4	$—	$—	$5.4
Facility closure costs	—	(0.2)	—	1.4	1.2
Fiscal 2019 restructuring charges	$4.0	$1.2	$—	$1.4	$6.6

	Fiscal 2019 Actions	Fiscal 2018 Actions	Fiscal 2017 Actions	Previous Other Charges	Total
Rollforward of Accrued Restructuring
Balance as of September 24, 2016	$—	$—	$—	$6.3	$6.3

Fiscal 2017 restructuring charges	$—	$—	$8.5	$4.8	$13.3
Severance payments	—	—	(1.0)	(5.6)	(6.6)
Other payments	—	—	—	(1.5)	(1.5)
Balance as of September 30, 2017	$—	$—	$7.5	$4.0	$11.5

Fiscal 2018 restructuring charges	$—	$12.6	$—	$1.6	$14.2
Stock-based compensation	—	(1.3)	—	—	(1.3)
Severance payments and adjustments	—	(6.8)	(6.7)	(0.2)	(13.7)
Other payments	—	(0.2)	—	(1.4)	(1.6)
Balance as of September 29, 2018	$—	$4.3	$0.8	$4.0	$9.1

Fiscal 2019 restructuring charges	$4.0	$1.2	$—	$1.4	$6.6
Severance payments and adjustments	(3.0)	(3.9)	(0.8)	—	(7.7)
Other payments	—	(0.5)	—	(1.6)	(2.1)
Balance as of September 29, 2018	$1.0	$1.1	$—	$3.8	$5.9

Fiscal 2019 Actions
During fiscal 2019, the Company decided to transfer certain shared services positions to its Costa Rica facility from its Marlborough location and announced the termination of 24 personnel and implemented other employee termination actions. The charges for these actions are being recorded pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420) for one-time termination benefits. The Company recorded severance benefits charges of $4.0 million in the fiscal 2019 related to these actions. The Company expects to finalize the transition to Costa Rica in the first quarter of fiscal 2020 and record an additional charge of $0.1 million as a result of the service requirement during the transition period.
Fiscal 2018 Actions
During the first, second and third quarters of fiscal 2018, the Company decided to terminate certain employees across the organization, including a corporate executive and primarily sales and marketing personnel in its Diagnostics and Medical Aesthetics reportable segments. The charges were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712) or ASC 420 depending on the employee. As such, the Company recorded severance benefits charges of $9.0 million in fiscal 2018. Included within the charge is $1.3 million related to the modification of equity awards.
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
During the third quarter of fiscal 2018, the Company decided to close its Hicksville, New York facility where it manufactured certain Cynosure products. In connection with this plan, certain employees, primarily in manufacturing, were terminated. The employees were notified of termination and related benefits in the third quarter of fiscal 2018, and the Company recorded these charges pursuant to ASC 420. Employees were required to remain employed during this transition period and charges were recorded ratably over the required service period. The Company recorded a total of $0.5 million in severance benefits charges in fiscal 2018. The Company recorded an additional $0.3 million in the first quarter of fiscal 2019 for the remaining pro-rata charges. This plan is completed.
In the third quarter of fiscal 2018, the Company determined it would not use warehouse space located on Lyberty Way in Westford, Massachusetts. The Company met the cease use date criteria in the third quarter of fiscal 2018 and estimated the time period to sublet the space and related sublease rates resulting in a lease obligation charge of $0.9 million. During the first quarter of fiscal 2019, the Company executed a termination agreement with the landlord and agreed to pay a termination payment of $0.6 million resulting in a benefit of $0.2 million recorded in the first quarter of fiscal 2019.
Fiscal 2017 Actions
During the second quarter of fiscal 2017, the Company completed its acquisition of Cynosure. In connection with the acquisition, the Company decided to terminate certain Cynosure executives in the second quarter of fiscal 2017 and recorded $1.5 million in severance benefits charges. During the third and fourth quarters of fiscal 2017, the Company terminated additional executives and employees and recorded $4.3 million and $1.3 million, respectively, in severance benefits charges. The charges were recorded pursuant to ASC 712 and ASC 420 depending on the executive.
During the fourth quarter of fiscal 2017, the decision was made to reduce headcount and related costs in R&D within Breast Health and to eliminate certain manufacturing personnel, primarily in Diagnostics. The majority of employees were notified of termination and related benefits in the fourth quarter of fiscal 2017, and the Company recorded these charges pursuant to ASC 420 as the benefits qualify as one-time termination benefits. As such, the Company recorded severance benefits charges of $1.4 million in the fourth quarter.

Other
In connection with the closure of the Bedford location during the first quarter of fiscal 2017, the Company recorded $3.5 million for lease obligation charges related to the first floor of the facility as the Company determined it had met the cease-use date criteria. The Company made certain assumptions regarding the time period it would take to obtain a subtenant and the sublease rates it could obtain. During the third quarter of fiscal 2017, the Company updated its assumption regarding the time period it would take to obtain a subtenant at the Bedford location and as a result recorded an additional $1.3 million lease obligation charge. During the third quarter of fiscal 2018, the Company further adjusted its assumptions and lowered the estimate of the sublease income rate and extended the time period to obtain a sub-tenant. As a result, the Company recorded an additional charge of $1.6 million. During the third quarter of fiscal 2019, the Company further updated its assumption regarding its ability to sublet the first floor and recorded an additional lease obligation charge of $1.4 million. These estimates may vary from the actual sublease agreements executed, if any, resulting in an adjustment to the charge. The Company has vacated other portions of the building but not the entire facility, and at this time does not meet the cease-use date criteria to record additional restructuring charges.

7. Borrowings and Credit Agreements
The Company’s borrowings consisted of the following:

	September 28, 2019	September 29, 2018
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$37.4	$74.7
Revolver	—	300.0
Securitization Program	234.0	225.0
Total current debt obligations	271.4	599.7
Long-term debt obligations, net of debt discount and issuance costs:
Term Loan	1,452.4	1,376.3
2025 Senior Notes	937.3	935.2
2028 Senior Notes	393.9	393.1
Total long-term debt obligations	2,783.6	2,704.6
Total debt obligations	$3,055.0	$3,304.3

The debt maturity schedule for the Company’s obligations as of September 28, 2019 was as follows:

	2020	2021	2022	2023	2024	2025 and Thereafter	Total
Term Loan	$37.5	$75.0	$75.0	$112.5	$1,200.0	$—	$1,500.0
Securitization Program	234.0	—	—	—	—	—	234.0
2025 Senior Notes	—	—	—	—	—	950.0	950.0
2028 Senior Notes	—	—	—	—	—	400.0	400.0
	$271.5	$75.0	$75.0	$112.5	$1,200.0	$1,350.0	$3,084.0

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

As of September 28, 2019, the Company had no amounts outstanding under our 2018 Amendment Revolver and the interest rate under our Term loan was 3.43%.

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

The Company is required to make scheduled principal payments under the 2018 Amended Term Loan in increasing amounts ranging from $9.375 million per three-month period commencing with the three-month period ending on December 27, 2019 to $28.125 million per three-month period commencing with the three-month period ending on December 29, 2022 and ending on September 29, 2023. The remaining balance of the 2018 Amended Term Loan after the scheduled principal payments, which is $1.2 billion as of September 28, 2019, and any amounts outstanding under the 2018 Amended Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the 2018 Credit Agreement, the Company may be required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances and insurance recoveries (subject to certain reinvestment rights). These mandatory prepayments are required to be applied by the Company, first, to the 2018 Amended Term Loan, second, to any outstanding amount under any Swing Line Loans, third, to the 2018 Amended Revolver, fourth to prepay any outstanding reimbursement obligations with respect to Letters of Credit and fifth, to cash collateralize any Letters of Credit. Subject to certain limitations, the Company may voluntarily prepay any of the 2018 Credit Facilities without premium or penalty.

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

Borrowings are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Company and its U.S. subsidiaries, with certain exceptions. For example, borrowings under the 2018 Credit Agreement are not secured by those accounts receivable that are transferred to the special purpose entity under the Company's Accounts Receivable Securitization program. The 2018 Credit Agreement contains total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter. The total net leverage ratio covenant was 5.00:1.00 beginning on the Company's fiscal quarter ended December 29, 2018, and remains as such until it decreases to 4.50:1.00 for the quarter ending June 25, 2022. The interest coverage ratio covenant was 3.75:1.00 beginning on the Company's fiscal quarter ended December 29, 2018, and remains as such for each quarter thereafter. The total net leverage ratio is defined as the ratio of the Company's consolidated net debt as of the quarter end to its consolidated adjusted EBITDA (as defined in the 2018 Credit Agreement) for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of the Company's consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on the measurement date to adjusted consolidated cash interest expense (as defined in the 2018 Credit Agreement) for the same measurement period. The Company was in compliance with these covenants as of September 28, 2019.

The Company evaluated the 2018 Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified embedded derivatives that required bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives were a default provision, which could require additional interest payments, and a provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company determined that the fair value of these embedded derivatives was nominal as of September 28, 2019.

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

2017 Credit Agreement
On October 3, 2017, the Company and certain of its domestic subsidiaries entered into an Amended and Restated Credit and Guaranty Agreement (the "2017 Credit Agreement") with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders from time to time party thereto. The 2017 Credit Agreement amended and restated the Company's prior credit and guaranty agreement, originally dated as of May 29, 2015 (the "Prior Credit Agreement"). The proceeds under the 2017 Credit Agreement of $1.8 billion were used, among other things, to pay off the Term Loan of $1.32 billion and the Revolver then outstanding under the Company's Prior Credit Agreement.

The credit facilities under the 2017 Credit Agreement consisted of:

•	A $1.5 billion secured term loan to the Company with a maturity date of October 3, 2022; and

•	A secured revolving credit facility under which the Company could borrow up to $1.5 billion, subject to certain sublimits, with a maturity date of October 3, 2022.

During the third quarter of fiscal 2018, the Company borrowed $250.0 million under the revolver to cash settle the conversions of its 2.00% Convertible Senior Notes due 2042. September 28, 2019

Interest expense, non-cash interest expense, the weighted average interest rate, and the interest rate at the end of period under the 2018 Credit Agreement, the 2017 Credit Agreement and the Prior Credit Agreement was as follows:

	Years Ended
	September 28, 2019	September 29, 2018	September 30, 2017
Interest expense (1)	$67.0	$60.8	$42.3
Non-cash interest expense	$2.6	$2.6	$4.2
Weighted average interest rate	3.79%	3.23%	2.39%
Interest rate at end of period	3.43%	3.74%	2.73%

(1) Interest expense includes non-cash interest expense related to the amortization of the deferred issuance costs and accretion of the debt discount.

Pursuant to ASC 470, the accounting for entering into the 2017 Credit Agreement and using the proceeds to pay off the Prior Credit Agreement was evaluated on a creditor-by-creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the Prior Credit Agreement did not participate in this refinancing transaction and ceased being creditors of the Company. As a result, the Company recorded a debt extinguishment loss of $1.0 million in the first quarter of fiscal 2018. For the remainder of the creditors, this transaction was accounted for as a modification because on a creditor-by-creditor basis the present value of the cash flows between the two debt instruments before and after the transaction was less than 10%. Pursuant to ASC 470, subtopic 50-40, third-party costs of $1.7 million related to this transaction were recorded as interest expense and $4.9 million was recorded as a reduction to debt representing deferred issuance costs and debt discount for fees paid directly to the lenders.
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
Interest expense for the 2028 Senior Notes, 2025 Senior Notes and 2022 Senior Notes is as follows:

		Years Ended
		September 28, 2019		September 29, 2018		September 30, 2017
	Interest Rate	Interest Expense (1)	Non-Cash Interest Expense	Interest Expense (1)	Non-Cash Interest Expense	Interest Expense (1)	Non-Cash Interest Expense
2028 Senior Notes	4.625%	$19.2	$0.7	$13.3	$0.5	$—	$—
2025 Senior Notes	4.375%	43.5	2.1	34.7	1.6	—	—
2022 Senior Notes	5.250%	—	—	21.2	1.5	57.3	3.9
Total		$62.7	$2.8	$69.2	$3.6	$57.3	$3.9
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

Convertible Notes
As of September 28, 2019 and September 29, 2018, the Company had no Convertible Notes outstanding. The following describes the Convertible Note transactions during fiscal 2018 and 2017.
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
The Company accounted for the 2012 Notes and 2013 Notes extinguishments in fiscal 2017 under the derecognition provisions of subtopic ASC 470-20-40, which requires the allocations of the fair value of the consideration transferred and transaction costs incurred to the extinguishment of the liability component and the reacquisition of the equity component. In connection with these transactions, the Company recorded a debt extinguishment loss on the 2012 Notes of $0.9 million and a debt extinguishment loss on the 2013 Notes of $2.3 million, for a total debt extinguishment loss of $3.2 million in fiscal 2017. The loss on the debt was calculated as the difference between the fair value of the liability component immediately before the respective transactions and their related carrying values, which includes any debt discount and deferred issuance costs. The fair value of the liability component was calculated using a discounted cash flow technique and incorporates an estimated rate for non-convertible debt (with similar features as the 2012 and 2013 Notes excluding the conversion feature) issued by a company with a credit rating similar to the Company. In addition, under this accounting standard, a portion of the fair value of the consideration transferred is allocated to the reacquisition of the equity component, which is the difference between the fair value of the consideration transferred and the fair value of the liability component immediately before the extinguishment. As a result, on a gross basis, $58.6 million related to the 2012 and 2013 Notes was allocated to the reacquisition of the equity component of the original instrument, which was recorded net of deferred taxes of $31.1 million within additional paid-in-capital.
Interest expense under the Convertible Notes is as follows:

	Years Ended
	September 29, 2018	September 30, 2017
Amortization of debt discount	$3.5	$17.9
Amortization of deferred financing costs	0.2	0.8
Principal accretion	1.6	15.6
Non-cash interest expense	5.3	34.3
2.00% accrued interest (cash)	1.8	6.7
	$7.1	$41.0

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
Subsequently, in fiscal 2017 and 2018, the Company amended the agreement to extend it for one year periods respectively and increase the borrowing capacity. Effective April 18, 2019, the Company entered into an amendment to extend the Securitization Program an additional year to April 17, 2020. Under the amendment, the maximum borrowing amount increased from $225.0 million to $250.0 million. As of September 28, 2019, there was $234.0 million outstanding under this program.
Borrowings under the Securitization Program for fiscal 2019 had a weighted-average interest rate of 3.08%. Interest expense under the Securitization Program was $7.1 million, $5.4 million and $3.3 million for fiscal 2019, 2018 and 2017, respectively. The interest rate on the amounts outstanding at September 28, 2019 was 2.76%.
The Credit and Security Agreement contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, and an event of default upon a change of control of the Company. In addition, it contains financial covenants consistent with that of the Credit Agreement. As of September 28, 2019, the Company was in compliance with the Credit and Security Agreement covenants.

8. Fair Value Measurements
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

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company has investments in derivative instruments comprised of interest rate caps, an interest rate swap, forward foreign currency contracts and foreign currency option contracts, which are valued using analyses obtained from independent third party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of these derivative contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 2 for further discussion and information on these derivative contracts. In addition, the Company has contingent consideration liabilities related to two of its acquisitions that are recorded at fair value and were based on Level 3 inputs (see Note 4).
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following:

		Fair Value Measurements at September 28, 2019
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caps - derivative	$0.1	$—	$0.1	$—
Interest rate swaps - derivative	4.7	—	4.7	—
Foreign currency option contracts	2.0	—	2.0	—
Forward foreign currency contracts	0.9	—	0.9	—
Total	$7.7	$—	$7.7	$—
Liabilities:
Contingent consideration	$9.1	$—	$—	$9.1
Forward foreign currency contracts	0.1	—	0.1	—
Total	$9.2	$—	$0.1	$9.1

		Fair Value Measurements at September 29, 2018
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caps - derivative	$7.7	$—	$7.7	$—
Forward foreign currency contracts	3.2	—	3.2	—
Total	$10.9	$—	$10.9	$—
Liabilities:
Contingent consideration	$7.8	—	—	$7.8
Forward foreign currency contracts	0.2	—	0.2	—
Total	$8.0	$—	$0.2	$7.8

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill. There were no such remeasurements to equity investments in fiscal 2019, 2018 and 2017. Refer to Note 7 for disclosure of the nonrecurring fair value measurement related to the debt extinguishment losses recorded in fiscal 2019, 2018 and 2017.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, equity investments, interest rate caps, an interest rate swap, forward foreign currency contracts, foreign currency option contracts, insurance contracts, accounts payable and debt obligations. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company’s interest rate caps, interest rate swap, forward foreign currency contracts and foreign currency option contracts are recorded at fair value. The carrying amount of the insurance contracts are recorded at the cash surrender value, as required by U.S. GAAP, which approximates fair value. The Company believes the carrying amounts of its cost-method equity investments approximate fair value, and the carrying value of its equity method investment differs from fair value due to the accounting requirement to adjust the carrying value for the Company's proportionate share of the investee's net loss.

Amounts outstanding under the Company’s 2018 Credit Agreement and Securitization Program of $1.50 billion and $234.0 million aggregate principal, respectively, as of September 28, 2019 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2025 Senior Notes and 2028 Senior Notes had fair values of approximately $975.5 million and $417.0 million, respectively, as of September 28, 2019 based on their trading price, representing a Level 1 measurement.

9. Income Taxes
The Company’s (loss) income before income taxes consisted of the following:

	Years ended
	September 28, 2019	September 29, 2018	September 30, 2017
Domestic	$(174.3)	$(581.9)	$1,105.8
Foreign	(83.4)	163.3	124.7
	$(257.7)	$(418.6)	$1,230.5

The (benefit) provision for income taxes contained the following components:

	Years ended
	September 28, 2019	September 29, 2018	September 30, 2017
Federal:
Current	$142.9	$137.1	$701.1
Deferred	(189.9)	(461.9)	(276.9)
	(47.0)	(324.8)	424.2
State:
Current	22.1	11.0	53.1
Deferred	(41.0)	(11.3)	(15.9)
	(18.9)	(0.3)	37.2
Foreign:
Current	16.5	21.9	13.9
Deferred	(4.7)	(4.1)	(0.3)
	11.8	17.8	13.6
	$(54.1)	$(307.3)	$475.0

The income tax (benefit) provision differed from the tax (benefit) provision computed at the U.S. federal statutory rate due to the following:

	Years ended
	September 28, 2019	September 29, 2018	September 30, 2017
Income tax (benefit) provision at federal statutory rate	(21.0)%	(24.5)%	35.0%
Increase (decrease) in tax resulting from:
Domestic production activities deduction	—	(3.1)	(1.7)
State income taxes, net of federal benefit	(0.7)	0.7	2.3
U.S. tax on foreign earnings	(2.1)	0.1	—
Internal restructuring	(3.8)	—	—
Non-deductible goodwill	—	39.4	9.2
Tax credits	(3.3)	(1.9)	(0.8)
Tax reform	2.0	(82.7)	—
Unrecognized tax benefits	(0.1)	1.8	(1.4)
Compensation	0.8	0.3	(0.5)
Foreign rate differential	(5.4)	(5.2)	(2.6)
Change in deferred tax rate	—	1.2	0.2
Change in valuation allowance	9.5	(0.5)	(1.5)
Other	3.1	1.0	0.4
	(21.0)%	(73.4)%	38.6%

The Company’s effective tax rate in fiscal 2019, applied to an overall pre-tax loss resulting in a benefit, was equal to the statutory tax rate primarily due to the offsetting impacts of a discrete benefit related to an internal restructuring, earnings in jurisdictions subject to lower tax rates, reserves for uncertain tax positions and releases resulting from statute of limitations expirations and favorable audit settlements, a valuation allowance resulting from the Medical Aesthetics impairment charge, and finalizing the impact of the enactment of the Tax Cuts and Jobs Act (the "Act") in the first quarter of fiscal 2019. As of December 29, 2018, the Company completed its accounting for the tax effects of enactment of the Act, recording a benefit reduction of $5.0 million in the three months ended December 29, 2018. The Company recognized a final net benefit amount of $341.2 million related to the Act, which was included as a component of income tax expense.
The Company’s effective tax rate in fiscal 2018, applied to an overall pre-tax loss resulting in a benefit, differed from the statutory rate primarily due to the favorable impact of the Act, which required the Company to remeasure its U.S. net deferred tax liabilities at a lower rate, partially offset by the unfavorable impact of the Medical Aesthetics goodwill impairment charge, substantially all of which was non-deductible. The net result of implementing the Act was a benefit of $346.2 million representing the Company’s best estimate based on its interpretation of the Act as of September 29, 2018. As of September 29, 2018, the Company was still accumulating data to finalize the underlying calculations, and the U.S. Treasury was expected to issue further guidance on the application of certain provisions of the Act.
The Company's effective tax rate in fiscal 2017 differed from the statutory rate primarily due to non-deductible goodwill related to the sale of the Blood Screening business, partially offset by the release of valuation allowances for capital losses utilized against the capital gain generated on the sale of the Blood Screening business, earnings in jurisdictions subject to lower tax rates, the domestic production activities deduction benefit, the release of reserves for uncertain tax positions due to statutes of limitations expirations and audit settlements, stock compensation benefits, and federal and state tax credits.
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
The Company’s significant deferred tax assets and liabilities were as follows:

	September 28, 2019	September 29, 2018
Deferred tax assets
Net operating loss carryforwards	$34.5	$30.9
Capital losses	6.4	6.5
Non-deductible accruals	24.7	30.7
Non-deductible reserves	22.7	22.1
UK intangible assets	25.4	—
Stock-based compensation	20.9	24.0
Research and other credits	14.8	13.3
Nonqualified deferred compensation plan	12.9	12.3
Other temporary differences	17.8	11.5
	180.1	151.3
Less: valuation allowance	(60.7)	(25.5)
	$119.4	$125.8
Deferred tax liabilities
Depreciation and amortization	$(373.0)	$(606.6)
Debt discounts and deferrals	(4.5)	(4.5)
	$(377.5)	$(611.1)
	$(258.1)	$(485.3)

Under ASC 740, the Company can only recognize the future benefit of deferred tax assets to the extent that it is “more likely than not” that these assets will be realized. After considering all available positive and negative evidence, the Company established a valuation allowance against specifically identified deferred tax assets because it is more-likely-than-not that these assets will not be realized. In making this determination, the Company considered numerous factors including historical profitability, estimated future taxable income and the character of such income. The valuation allowance increased $35.2 million in fiscal 2019 from fiscal 2018 primarily due to the impact of the Medical Aesthetics impairment charge and tax reform partially offset by attribute expiration and valuation allowance releases.
At September 28, 2019, the Company had $29.3 million, $31.1 million, and $37.6 million in gross federal, state, and foreign net operating losses, respectively, and $5.0 million, $10.4 million, and $1.2 million in federal, state, and foreign credit carryforwards, respectively. These losses and credits expire between 2020 and 2039, except for $36.8 million in losses and $3.3 million in credits that have unlimited carryforward periods. The federal, state, and foreign net operating losses exclude $4.5 million, $74.6 million, and $46.6 million, respectively, in net operating losses, that the Company expects will expire unutilized.
As of September 28, 2019, the Company had $101.6 million in gross unrecognized tax benefits excluding interest, of which $87.3 million, if recognized, would reduce the Company's effective tax rate. As of September 29, 2018, the Company had $89.5 million in gross unrecognized tax benefits excluding interest, of which $79.0 million, if recognized, would have reduced the Company's effective tax rate. The $12.1 million increase in gross unrecognized tax benefits from fiscal 2018 primarily related to the impact of the Medical Aesthetics impairment charge and other current year positions, partially offset by audit settlements and the expiration of statutes of limitations. In the next twelve months it is reasonably possible that the Company will reduce its gross unrecognized tax benefits by up to $13.4 million due to expiring statutes of limitations.
The Company’s unrecognized income tax benefits activity for fiscal 2019 and 2018 was as follows:

	2019	2018
Balance at beginning of fiscal year	$89.5	$90.3
Tax positions related to current year:
Additions	22.7	9.0
Reductions	—	—
Tax positions related to prior years:
Additions related to change in estimate	—	6.6
Reductions	(4.8)	(15.4)
Payments	—	—
Lapses in statutes of limitations	(5.8)	(1.4)
Acquired tax positions:
Additions related to reserves acquired from acquisitions	—	0.4
Balance as of the end of the fiscal year	$101.6	$89.5

The Company’s policy is to include accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, in income tax expense. As of September 28, 2019, and September 29, 2018, gross accrued interest was $11.1 million and $9.0 million, respectively. As of September 28, 2019, no significant penalties have been accrued.
The Company and its subsidiaries are subject to various federal, state, and foreign income taxes. The Company’s U.S. Federal income tax returns are generally no longer subject to examination prior to tax year 2016; however, one federal income tax examination is ongoing for Cynosure Inc. and subsidiaries (fiscal years 2015-2017). State income tax returns are generally no longer subject to examination prior to fiscal year 2015. The Company is undergoing a tax examination in Massachusetts (fiscal years 2014-2015). The Company is undergoing a tax examination in the United Kingdom (fiscal year 2016). During fiscal 2017, the Internal Revenue Service completed its audit for fiscal years 2013 and 2014. The Company made a cash payment of $1.7 million and recorded an income tax benefit of $10.9 million, including interest, related to the reversal of unrecognized tax benefits.
Transition Tax
The Act significantly revised the U.S. system of corporate taxation by, among other things, lowering the U.S. corporate income tax rate from 35% to 21%, implementing a new international tax system, broadening the tax base and imposing a tax on deemed repatriated earnings of foreign subsidiaries.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing SEC registrants to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, during fiscal 2018 the Company recorded its best estimates based on its interpretation of the U.S. legislation while it continued to accumulate data to finalize the underlying calculations, and the U.S. Treasury was expected to issue further guidance on the application of certain provisions of the Act.
As of December 29, 2018, the Company completed its accounting for the tax effects of enactment of the Act. As described below, the Company completed its calculation of the effects on its existing deferred tax balances and the one-time transition tax, and recognized a final net benefit amount of $341.2 million, which is included as a component of income tax expense. As of September 29, 2018, the Company had not completed its accounting for the tax effects of enactment of the Act; however, the Company had made a reasonable estimate of the effects on its existing deferred tax balances and the onetime transition tax, and recognized a provisional net benefit of $346.2 million in fiscal 2018. The benefit reduction of $5.0 million recorded in the three months ended December 29, 2018 primarily related to credit utilization limitations and executive compensation deduction disallowances resulting from the completion of computations reflecting the effects of clarifying guidance issued by the U.S. Treasury during the quarter.
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
Foreign tax effects: The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P) which were previously deferred from U.S. income taxes. The Company finalized its calculation of the total post-1986 foreign E&P for these foreign subsidiaries resulting in no cumulative net income tax expense related to the one-time transition tax. No material additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis differences in these entities as it is not practicable to estimate the additional taxes that may be payable upon repatriation. The Company intends to indefinitely reinvest its foreign earnings.
The Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company will account for GILTI in the year the tax is incurred as a period cost.
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
The Company was required to account for the internal restructuring discussed above under ASU 2016-16 and recorded a $27.8 million increase to income tax expense and income tax liabilities and a decrease of $37.7 million to deferred tax expense and net deferred tax liabilities for the fiscal year ended September 28, 2019. The net result was a reduction to net loss of $9.9 million, or $0.04 to diluted net loss per share.
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

10. Stockholders' Equity and Stock-Based Compensation
Stock Repurchase Program

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
On June 13, 2018, the Board of Directors authorized another share repurchase plan to repurchase up to $500.0 million of the Company's outstanding common stock. This share repurchase plan, which replaced the prior plan, was effective August 1, 2018 and expires on June 13, 2023. Under this authorization, during the fourth quarter of 2018, the Company repurchased 2.3 million shares of its common stock for a total consideration of $88.5 million. During fiscal 2019, the Company repurchased 4.8 million shares of its common stock for total consideration of $200.1 million. As of September 28, 2019, $211.5 million was available under this authorization.
On November 19, 2019, the Board of Directors authorized the Company to repurchase up to $205 million of its outstanding shares, to be in addition to the prior authorization. Pursuant to this authorization, the Company entered into a definitive agreement to conduct a $205 million accelerated share repurchase. On November 25, 2019, the Company initially repurchased 3.3 million shares pursuant to this arrangement, subject to adjustment on the settlement date pursuant to customary terms.
Stock-Based Compensation
Equity Compensation Plans
The Company has one share-based compensation plan pursuant to which awards are currently being issued—the 2008 amended and restated Equity Incentive Plan (“2008 Equity Plan”). The purpose of the 2008 Equity Plan is to provide stock options, restricted stock units and other equity interests in the Company to employees, officers, directors, consultants and advisors of the Company and any other person who is determined by the Board of Directors to have made (or is expected to make) contributions to the Company. The 2008 Equity Plan is administered by the Board of Directors of the Company, and a total of 31.5 million shares were reserved for issuance under this plan. As of September 28, 2019, the Company had 7.0 million shares available for future grant under the 2008 Equity Plan.
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Operations in fiscal 2019, 2018 and 2017:

	2019	2018	2017
Cost of revenues	$7.1	$8.3	$10.7
Research and development	9.2	9.5	11.2
Selling and marketing	10.2	10.3	11.9
General and administrative	35.5	35.6	34.4
Restructuring	—	1.3	—
	$62.0	$65.0	$68.2

Grant-Date Fair Value
The Company uses a binomial model to determine the fair value of its stock options. The Company considers a number of factors to determine the fair value of options including the assistance of an outside valuation adviser. Information pertaining to stock options granted during fiscal 2019, 2018 and 2017 and related assumptions are noted in the following table:

	Years ended
	September 28, 2019	September 29, 2018	September 30, 2017
Options granted (in millions)	1.0	1.7	1.0
Weighted-average exercise price	$41.36	$40.76	$38.07
Weighted-average grant date fair value	$13.54	$12.98	$12.33
Assumptions:
Risk-free interest rates	3.0%	2.1%	1.8%
Expected life (in years)	4.8	4.7	4.7
Expected volatility	34.3%	35.3%	36.6%
Dividend yield	—	—	—

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
The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Under ASC 718, the Company has made an accounting policy to estimate forfeitures at the time awards are granted and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 7.0% as of September 28, 2019 depending on the specific employee group. This analysis is re-evaluated annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.
Stock-based compensation expense related to stock options was $14.1 million, $14.3 million, and $12.2 million in fiscal 2019, 2018 and 2017, respectively. Stock compensation expense related to stock units, including RSUs, performance stock units ("PSUs") and market stock units ("MSUs") was $43.7 million, $46.5 million, and $51.6 million in fiscal 2019, 2018 and 2017, respectively. The related tax benefit recorded in the Consolidated Statements of Operations was $8.9 million, $11.7 million and $22.6 million in fiscal 2019, 2018 and 2017, respectively. At September 28, 2019, there was $22.4 million and $57.1 million of unrecognized compensation expense related to stock options and RSUs, respectively, to be recognized over a weighted average period of 2.4 years and 1.7 years, respectively.
Share Based Payment Activity
The following table summarizes all stock option activity under the Company’s stock option plans for the year ended September 28, 2019:

	Number of Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at September 29, 2018	6.0	$32.13	5.9	$53.3
Granted	1.0	41.36
Canceled/ forfeited	(0.2)	36.04
Exercised	(1.3)	25.35		26.1
Options outstanding at September 28, 2019	5.5	$35.23	6.1	$78.4
Options exercisable at September 28, 2019	2.7	$30.58	4.2	$52.2
Options vested and expected to vest at September 28, 2019 (1)	5.4	$35.20	6.1	$78.1

(1)
This represents the number of vested stock options as of September 28, 2019 plus the unvested outstanding options at September 28, 2019 expected to vest in the future, adjusted for estimated forfeitures.

During fiscal 2018 and 2017, the total intrinsic value of options exercised (i.e., the difference between the market price on the date of exercise and the price paid by the employee to exercise the options) was $15.2 million and $25.9 million, respectively.

A summary of the Company’s RSU, PSU and MSU activity during the year ended September 28, 2019 is presented below:

Non-vested Shares	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested at September 29, 2018	2.7	$40.02
Granted	1.1	42.25
Vested	(1.1)	37.28
Forfeited	(0.2)	41.23
Non-vested at September 28, 2019	2.5	$42.17

The number of RSUs vested includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. The Company pays the minimum statutory tax withholding requirement on behalf of its employees. During fiscal 2019, 2018 and 2017 the total fair value of RSUs and PSUs vested was $34.6 million, $38.9 million and $39.5 million, respectively.
Included in the above chart, the Company granted 0.1 million and 0.6 million and 0.2 million PSUs during fiscal 2019, 2018, and 2017, respectively, to members of the Company's senior management team, which includes additional shares issued upon achieving metrics within the performance criteria. Each recipient of the PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three year performance period provided the Company’s defined Return on Invested Capital metrics are achieved. These awards cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million, 0.3 million and 0.1 million MSUs during fiscal 2019. 2018 and 2017, respectively, to its senior management team. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three year performance period based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $55.13, $49.44 and $48.98 per share using the Monte Carlo simulation model in fiscal 2019, 2018 and 2017, respectively. These awards cliff-vest three years from the date of grant, and the Company recognizes compensation expense for the MSUs ratably over the service period.
Employee Stock Purchase Plan
The Hologic, Inc. 2012 Employee Stock Purchase Plan (“2012 ESPP”) provides for the granting of up to 2.5 million shares of the Company’s common stock to eligible employees. The 2012 ESPP plan period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lower of (i) the market value per share of the common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Stock-based compensation expense in fiscal 2019, 2018 and 2017 was $4.2 million, $4.0 million and $4.4 million, respectively.
The Company uses the Black-Scholes model to estimate the fair value of shares to be issued as of the grant date using the following weighted average assumptions:

	September 28, 2019	September 29, 2018	September 30, 2017
Assumptions:
Risk-free interest rates	2.27%	1.62%	0.72%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	27.1%	25.0%	24.9%
Dividend yield	—	—	—

11. 401(k) Plan
The Company's U.S. employees have access to a qualified 401(k) defined contribution plan. The Company made contributions of $19.2 million, $18.6 million and $20.2 million for fiscal 2019, 2018 and 2017, respectively.

12. Deferred Compensation Plans
Nonqualified Deferred Compensation Plan
Effective March 15, 2006, the Company adopted its Nonqualified Deferred Compensation Plan ("DCP") to provide non-qualified retirement benefits to a select group of executive officers, senior management and highly compensated employees of the Company. Eligible employees may elect to contribute up to 75% of their annual base salary and 100% of their annual bonus to the DCP and such employee contributions are 100% vested. In addition, the Company may elect to make annual discretionary contributions on behalf of participants in the DCP. Each Company contribution is subject to a three-year vesting schedule, such that each contribution vests one third annually. Employee contributions are recorded within accrued expenses.
Upon enrollment into the DCP, employees make investment elections for both their voluntary contributions and discretionary contributions, if any, made by the Company. Earnings and losses on contributions based on these investment elections are recorded as a component of compensation expense in the period earned.
Annually, the Compensation Committee of the Board of Directors has approved a discretionary cash contribution to the DCP for each year. Discretionary contributions by the Company to the DCP are held in a Rabbi Trust. The Company records compensation expense for the DCP discretionary contributions ratably over the three-year vesting period of each annual contribution, unless the participant meets the plan retirement provision of reaching a certain age and years of service criteria in which case the expense is accelerated to match the required service period to receive such benefit. Under the DCP, the Company recorded compensation expense related to Company contributions of $2.7 million, $2.9 million and $3.4 million in fiscal 2019, 2018 and 2017, respectively. The full amount of the discretionary contribution, net of forfeitures, along with employee deferrals is recorded within accrued expenses and totaled $51.9 million and $49.8 million at September 28, 2019 and September 29, 2018, respectively.
The Company has purchased Company-owned group life insurance contracts, in which both voluntary and discretionary Company DCP contributions are invested, to partially fund payment of the Company’s obligation to the DCP participants. The total amount invested at September 28, 2019 and September 29, 2018 was $44.6 million and $44.2 million, respectively. The values of these life insurance contracts are recorded in other long-term assets. Changes in the cash surrender value of life insurance contracts, which were not significant in fiscal 2019, 2018 and 2017, are recorded within other income, net.
Deferred Equity Plan
Effective September 17, 2015, the Company adopted the Hologic, Inc. Deferred Equity Plan (the “DEP”). The DEP is designed to allow executives and non-employee Directors to accumulate Company stock in a tax-efficient manner to meet their long-term equity accumulation goals and shareholder ownership guidelines. Under the DEP, eligible participants may elect to defer the settlement of RSUs and PSUs granted under the 2008 Equity Plan until separation from service or separation from service plus a fixed number of years. Participants may defer settlement by vesting tranche. Although the equity will vest on schedule, if deferral of settlement is elected, no shares are issued until the settlement date. The settlement date is the earlier of death, disability, change in control of the Company or separation from service plus the number of years of deferral elected by the participant. While these shares upon vesting are not distributed to the individuals and are not outstanding, these shares are included in basic weighted average shares outstanding used to calculate earnings per share.

13. Commitments and Contingencies
Finance Lease Obligations
The Company has two non-cancelable lease agreements for buildings that are primarily used for manufacturing. The Company was responsible for a significant portion of the construction costs, and in accordance with ASC 840, Leases, Subsection 40-15-5, the Company was deemed to be the owner of the respective buildings during the construction period. At the completion of the construction period, the Company reviewed the lease for potential sale-leaseback treatment in accordance with ASC 840, Subsection 40, Sale-Leaseback Transactions. Based on its analysis, the Company determined that the lease did not qualify for sale-leaseback treatment. Therefore, the building, leasehold improvements and associated liabilities remain on the Company’s financial statements throughout the lease term, and the building and leasehold improvements are being depreciated on a straight line basis over their estimated useful lives of 35 years. The Company recorded the fair market value of the buildings and land aggregating $28.3 million within property and equipment on its Consolidated Balance Sheets. Depreciation expense related to the buildings and land is recorded within depreciation in the Company's Consolidated Statements of Cash Flows. During fiscal 2018, the Company executed an amendment to one of the leases extending the term to 2028. During fiscal 2016, the Company executed an amendment to other leases extending the term to 2024, and a renewal option was removed. There were no other significant provisions to the terms of the lease agreements. At September 28, 2019, the Company has recorded $1.6 million in accrued expenses and $33.6 million in other long-term liabilities related to these obligations. The current term of the leases is for a period of approximately 10 and 6 years, respectively, with the option to extend for one lease for two consecutive 5-year terms and the other for one 5-year term.
Future minimum lease payments, including principal and interest, under these leases were as follows at September 28, 2019:

Fiscal 2020	$3.0
Fiscal 2021	3.0
Fiscal 2022	3.1
Fiscal 2023	3.2
Fiscal 2024	2.5
Thereafter	8.1
Total minimum payments	22.9
Less-amount representing interest	(12.5)
Total	$10.4

As a result of the Cynosure acquisition, the Company has capital leases for the buildings at its primary U.S. operating facility and certain equipment and vehicles with payments due through May 2028. Future minimum lease payments, including principal and interest, under these leases were as follows at September 28, 2019:

Fiscal 2020	$2.8
Fiscal 2021	2.8
Fiscal 2022	3.0
Fiscal 2023	3.0
Fiscal 2024	3.0
Thereafter	11.4
Total minimum lease payments	$26.0
Less-amount representing interest	(5.0)
Present value of obligations under capital lease	$21.0
Current portion of capital lease obligations	1.8
Capital lease obligations, net of current portion	$19.2

Non-cancelable Purchase and Royalty Commitments
The Company has certain non-cancelable purchase obligations primarily related to inventory purchases and diagnostics instruments, primarily Panther systems, and to a lesser extent other operating expense commitments. These obligations are not recorded in the Consolidated Balance Sheets. For reasons of quality assurance, sole source availability or cost effectiveness, certain key components and raw materials and instruments are available only from a sole supplier and the Company has certain long-term supply contracts to assure continuity of supply. At September 28, 2019, non-cancelable purchase commitments are as follows:

Fiscal 2020	111.0
Fiscal 2021	17.2
Fiscal 2022	10.5
Fiscal 2023	4.7
Fiscal 2024	2.0
Thereafter	1.6
Total	$147.0

Concentration of Suppliers
The Company purchases certain components of its products from a single or small number of suppliers. A change in or loss of these suppliers could cause a delay in filling customer orders and a possible loss of sales, which could adversely affect results of operations; however, management believes that suitable replacement suppliers could be obtained in such an event.
Operating Leases
The Company conducts its operations in leased facilities under operating lease agreements that expire through fiscal 2035. Substantially all of the Company’s lease agreements require the Company to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. The Company makes customary representations and warranties and agrees to certain financial covenants and indemnities. In the event the Company defaults on a lease, typically the landlord may terminate the lease, accelerate payments and collect liquidated damages. As of September 28, 2019, the Company was not in default of any covenants contained in its lease agreements. Certain of the Company’s lease agreements provide for renewal options. Such renewal options are at rates similar to the current rates under the agreements.
Future minimum lease payments under all of the Company’s operating leases at September 28, 2019 are as follows:

Fiscal 2020	$20.5
Fiscal 2021	17.3
Fiscal 2022	13.3
Fiscal 2023	6.6
Fiscal 2024	5.9
Thereafter	14.6
Total	$78.2

Rent expense, net of sublease income from these locations, was $23.1 million, $23.1 million, and $19.3 million for fiscal 2019, 2018 and 2017, respectively.
The Company subleases a portion of a building it owns and some of its rented facilities and has received aggregate rental income of $2.7 million, $2.6 million and $2.3 million in fiscal 2019, 2018 and 2017, respectively, which has been recorded as an offset to rent expense. The future minimum annual rental income payments under these sublease agreements at September 28, 2019 are as follows:

Fiscal 2020	$1.6
Fiscal 2021	0.6
Fiscal 2022	0.6
Fiscal 2023	0.6
Fiscal 2024	0.5
Thereafter	0.6
Total	$4.5

14. Litigation and Related Matters

On November 6, 2015, the Company filed a suit against Minerva Surgical, Inc. (“Minerva”) in the United States District Court for the District of Delaware, alleging that Minerva’s endometrial ablation device infringes U.S. Patent 6,872,183 (the '183 patent), U.S. Patent 8,998,898 and U.S. Patent 9,095,348 (the '348 patent). On January 25, 2016, the Company amended the complaint to include claims against Minerva for unfair competition, deceptive trade practices and tortious interference with business relationships. On February 5, 2016, the Company filed a second amended complaint to additionally allege that Minerva’s endometrial ablation device infringes U.S. Patent 9,247,989 (the '989 patent). On March 4, 2016, Minerva filed an answer and counterclaims against the Company, seeking declaratory judgment on the Company’s claims and asserting claims against the Company for unfair competition, deceptive trade practices, interference with contractual relationships, breach of contract and trade libel. On June 2, 2016, the Court denied the Company’s motion for a preliminary injunction on its patent claims and denied Minerva’s request for preliminary injunction related to the Company’s alleged false and deceptive statements regarding the Minerva product. On June 28, 2018, the Court granted the Company's summary judgment motions on infringement and no invalidity with respect to the ‘183 and ‘348 patents. The Court also granted the Company’s motion for summary judgment on assignor estoppel, which bars Minerva’s invalidity defenses or any reliance on collateral findings regarding invalidity from inter partes review proceedings. The Court also denied all of Minerva’s defenses, including its motions for summary judgment on invalidity, non-infringement, no willfulness, and no unfair competition. On July 27, 2018, after a two-week trial, a jury returned a verdict that: (1) awarded the Company $4.8 million in damages for Minerva’s infringement; (2) found that Minerva’s infringement was not willful; and (3) found for the Company regarding Minerva’s counterclaims. Damages will continue to accrue until Minerva ceases its infringing conduct. On May 2, 2019, the Court issued rulings that denied the parties' post-trial motions, including the Company's motion for a permanent injunction seeking to prohibit Minerva from selling infringing devices. Both parties appealed the Court's rulings regarding the post-trial motions, and oral argument for the appeals is scheduled for December 4, 2019. On March 4, 2016, Minerva filed two petitions at the USPTO for inter partes review of the '348 patent. On September 12, 2016, the PTAB declined both petitions to review patentability of the ‘348 patent. On April 11, 2016, Minerva filed a petition for inter partes review of the '183 patent. On October 6, 2016, the PTAB granted the petition and instituted a review of the '183 patent. On December 15, 2017, the PTAB issued a final written decision invalidating all claims of the ‘183 patent. On February 9, 2018 the Company appealed this decision to the United States Court of Appeals for the Federal Circuit ("Court of Appeals"). On April 19, 2019, the Court of Appeals affirmed the PTAB's final written decision regarding the '183 patent. On July 16, 2019, the Court of Appeals denied the Company’s petition for rehearing in the appeal regarding the '183 patent.

On April 11, 2017, Minerva filed suit against the Company and Cytyc Surgical Products, LLC (“Cytyc”) in the United States District Court for the Northern District of California alleging that the Company’s and Cytyc’s NovaSure ADVANCED endometrial ablation device infringes Minerva’s U.S. patent 9,186,208. Minerva is seeking a preliminary and permanent injunction against the Company and Cytyc from selling this NovaSure device as well as enhanced damages and interest, including lost profits, price erosion and/or royalty. On January 5, 2018, the Court denied Minerva's motion for a preliminary injunction. On February 2, 2018, at the parties’ joint request, this action was transferred to the District of Delaware. On March 26, 2019, the Magistrate Judge issued a claims construction ruling regarding the disputed terms in the patent, which the District Court Judge adopted in all respects on October 21, 2019. Trial is scheduled for July 20, 2020. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On January 30, 2012 and March 6, 2012, Enzo Life Sciences, Inc. ("Enzo") filed suit against the Company and its subsidiary, Gen-Probe Incorporated ("Gen-Probe"), in the United States District Court for the District of Delaware, alleging that certain of Gen-Probe’s diagnostics products, including products that incorporate Gen-Probe’s hybridization protection assay technology (HPA), infringe Enzo’s U.S. patent 6,992,180 (the '180 patent). On July 16, 2012, Enzo amended its complaint to include additional products that include HPA or TaqMan reagent chemistry. Both complaints sought preliminary and permanent injunctive relief and unspecified damages. On March 27, 2015, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware, alleging that certain additional Company molecular diagnostic products also infringe the '180 patent. The complaint further alleged that certain of the Company’s molecular diagnostic products using target capture technology infringed Enzo’s U.S. Patent 7,064,197 (the '197 patent). On October 3, 2016, Enzo filed an additional suit against the Company in the United States District Court for the District of Delaware, alleging that products employing the Company's proprietary target capture technologies infringed U.S. Patent 6,221,581 (the '581 patent). The Court granted Enzo’s motion to file an amended complaint adding Grifols Diagnostic Solutions Inc. and Grifols, S.A. (“Grifols”) as parties on November 9, 2017. On April 16, 2019, Enzo, the Company and Grifols entered into a Settlement and License Agreement (the "Settlement Agreement"), to resolve all litigation among the parties. Under the Settlement Agreement, Enzo granted the Company and Grifols a fully-paid up, royalty-free, non-exclusive and non-transferable (except in certain limited circumstances) world-wide license regarding the subject Enzo patents. Enzo also granted the Company and Grifols a covenant not to sue on certain products, as defined in the Settlement Agreement. In exchange, the Company and Grifols agreed to pay Enzo $10.5 million and $3.5 million, respectively, for a total amount of $14.0 million. The Company recorded the $10.5 million charge in the second quarter of fiscal 2019.

On February 3, 2017, bioMérieux, S.A. and bioMérieux, Inc. (collectively “bioMérieux”) filed suit against the Company in the United States District Court for the Middle District of North Carolina ("MDNC"), alleging that the Company’s HIV products, including blood screening products previously manufactured by the Company for its former blood screening partner Grifols Diagnostic Solutions Inc. ("Grifols USA"), infringe U.S. Patent Nos. 8,697,352 and 9,074,262. On January 3, 2018, the MDNC Court granted the parties’ consent motion to transfer the case to Delaware. On June 11, 2019, the Court issued a claim construction ruling regarding the disputed terms in the patents. Motions for summary judgment and Daubert motions were filed by the parties on September 30, 2019. A hearing on these motions is schedule for November 26, 2019, and the trial is scheduled for February 18, 2020. The Company filed petitions for inter partes review of the asserted patents on February 6, 2018. The USPTO denied the Company’s petitions for inter partes review in August and September 2018. The Company filed requests for rehearing of the denial orders, which requests were denied. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or range of estimates, of potential losses.

On July 27, 2016, plaintiff ARcare, Inc., individually and as putative representative of a purported nationwide class, filed a complaint against Cynosure. The plaintiff alleges that Cynosure violated the Telephone Consumer Protection Act by: (i) sending fax advertisements that did not comply with statutory and Federal Communications Commission requirements that senders provide recipients with certain information about how to opt out from receiving faxed advertisements in the future; and (ii) sending unsolicited fax advertisements. The complaint sought damages, declaratory and injunctive relief, and attorneys’ fees on behalf of a purported class of all recipients of purported fax advertisements that the plaintiff alleges did not receive an adequate opt-out notice. On September 30, 2016, Cynosure answered the complaint and denied liability. On September 7, 2016, the plaintiff sent a demand letter seeking a class settlement for statutory damages under Massachusetts General Laws, Chapter 93A § 9 (“Chapter 93A”). On October 7, 2016, Cynosure responded denying any liability under Chapter 93A, but offering the plaintiff statutory damages of $25 on an individual basis. In March 2017, Cynosure and ARcare entered into a settlement agreement, subject to court approval, which requires Cynosure to pay settlement compensation of $8.5 million notwithstanding the number of claims filed. If approved, Cynosure would receive a full release from the settlement class concerning the conduct alleged in the complaint. On March 14, 2019, the Court entered an order providing preliminary approval of the settlement. During a hearing on July 11, 2019, the Court requested additional information from the parties in assessing whether to grant final approval of the settlement. As a result of the settlement agreement, Cynosure recorded a charge of $9.2 million, in the period ended December 31, 2016, and $8.5 million continues to be accrued as of September 28, 2019.

On June 26 and 28, 2017, the Company filed suit against FUJIFILM Corp., FUJIFILM Medical Systems USA, Inc., and FUJIFILM Techno Products Co., Ltd. (collectively “Fujifilm”) in the United States District Court for the District of Connecticut and the United States International Trade Commission (“ITC”), respectively, alleging that Fujifilm’s Aspire Cristalle mammography system infringes U.S. Patent Nos. 7,831,296; 8,452,379; 7,688,940; and 7,986,765. The Company seeks preliminary and permanent injunctions and an exclusion order against Fujifilm from making, using, selling, offering for sale, or importing into the United States allegedly infringing product and also seeks enhanced damages and interest. A hearing was held at the ITC before an Administrative Law Judge (“ALJ”) from April 9, 2018 to April 13, 2018. On July 26, 2018, the ALJ issued an initial determination finding that Fujifilm infringed all of the patents brought to trial and rejected Fujifilm’s defenses against these patents. The ALJ recommended an exclusion order that prevents the importation of infringing Fujifilm products into the United States, as well as a cease-and-desist order preventing the further sale and marketing of infringing Fujifilm products in the United States. On January 25, 2019, the parties entered into a Patent Cross License and Settlement Agreement to resolve all litigation among the parties. Under the agreement, in consideration of the licenses, releases, non-asserts and other immunities that the parties granted to each other, Fujifilm agreed to pay the Company an upfront fee and an ongoing royalty related to the sale of Fujifilm’s mammography system. The execution of the settlement agreement was not material to the Company's results of operations for fiscal 2019.

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

15. Disposition

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

Income from operations of the disposed business noted below represents the pretax profit of the business as it was operated prior to the date of disposition. The operating expenses include only those that were incurred directly by and were retained by the disposed business and are now incurred by Grifols. As noted above, the Company is performing a number of transition services and the financial impact from these services are not included in income from operations presented below. The Company has in effect served as a contract manufacturer of assays for Grifols since disposition. Income from operations of the disposed business prior to the divestiture for the year ended September 30, 2017 was as follows:

Years Ended
September 30, 2017
Income from operations	$45.8

Under the long term supply agreement, transition services agreement to manufacture assays and perform research and development services, the Company recognized revenue of $58.5 million, $55.4 million and $44.0 million, respectively, in fiscal 2019, 2018 and 2017.

Prior Collaboration Agreement with Grifols
Under its prior collaboration agreement with Grifols, the Company manufactured blood screening products, while Grifols was responsible for marketing, sales and service of those products, which Grifols sold under its trademarks. The Company was entitled to recover 50% of its manufacturing costs incurred in connection with the collaboration and received a percentage of the blood screening assay revenue generated under the collaboration. The Company’s share of revenue from assays it sold to Grifols was 50%. The Company recognized product revenue, and collaborative research and license revenue, which is included within services and other revenues, under the prior collaboration agreement. The Company recognized revenue of $96.5 million under this collaboration agreement in fiscal 2017.
Sale of Medical Aesthetics - Assets Held-for-Sale

On November 20, 2019, the Company entered into a definitive agreement to sell its medical aesthetics business to Clayton Dubilier & Rice for a sales price of $205.0 million in cash, subject to certain adjustments, which is expected to result in net cash proceeds of approximately $138 million. The sales price is subject to further adjustment until closing, which is expected to be near around the end of calendar 2019. The definitive agreement contains representations and warranties and covenants customary for a transaction of this nature, and the completion of the sale is subject to customary closing conditions. However, the Company cannot assure that it will be able to complete this transaction on a timely basis, if at all. The Company has agreed to provide various transition services, including manufacturing inventory. As a result of this transaction, the Medical Aesthetics asset group will be designated as assets held-for-sale in the first quarter of fiscal 2020. Assets held-for sale comprise the following as of September 28, 2019:

Assets:	September 28, 2019
Cash	$11.1
Accounts Receivable	62.1
Inventory	84.6
Prepaid expenses and other current assets	4.9
Property, plant, and equipment	14.1
Intangible assets	60.6
Other assets	4.9
Total assets held-for-sale	$242.3

Liabilities:
Accounts payable	$15.0
Accrued expenses	28.3
Deferred revenue	15.9
Deferred income tax liabilities	22.4
Capital lease obligations	20.9
Total liabilities held-for-sale	$102.5

16. Business Segments and Geographic Information
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
Identifiable assets for the five reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its five reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues. Segment information for fiscal 2019, 2018, and 2017 was as follows:

	Years ended
	September 28, 2019	September 29, 2018	September 30, 2017
Total revenues:
Diagnostics	$1,205.5	$1,147.4	$1,197.1
Breast Health	1,314.2	1,218.2	1,138.3
Medical Aesthetics	315.6	339.1	207.5
GYN Surgical	437.2	422.0	427.1
Skeletal Health	94.8	91.2	88.8
	$3,367.3	$3,217.9	$3,058.8
Operating (loss) income:
Diagnostics	$163.1	$145.5	$1,054.2
Breast Health	399.3	399.7	373.4
Medical Aesthetics	(781.2)	(844.7)	(115.9)
GYN Surgical	99.2	58.3	65.0
Skeletal Health	(4.2)	3.3	(6.5)
	$(123.8)	$(237.9)	$1,370.2
Depreciation and amortization:
Diagnostics	$246.6	$257.3	$278.9
Breast Health	36.8	22.7	19.7
Medical Aesthetics	91.4	108.1	54.2
GYN Surgical	87.7	91.6	95.7
Skeletal Health	0.6	0.6	0.7
	$463.1	$480.3	$449.2
Capital expenditures:
Diagnostics	$59.2	$57.7	$50.9
Breast Health	18.3	14.8	12.0
Medical Aesthetics	7.0	9.4	7.3
GYN Surgical	15.7	13.1	15.2
Skeletal Health	1.2	3.3	1.2
Corporate	7.7	7.3	21.0
	$109.1	$105.6	$107.6

	September 28, 2019	September 29, 2018	September 30, 2017
Identifiable assets:
Diagnostics	$2,276.6	$2,442.9	$2,621.6
Breast Health	1,127.8	972.4	824.0
Medical Aesthetics	159.3	913.3	1,751.2
GYN Surgical	1,328.6	1,414.9	1,494.6
Skeletal Health	27.3	30.3	25.5
Corporate	1,522.5	1,457.1	1,262.7
	$6,442.1	$7,230.9	$7,979.6

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
Revenues by geography as a percentage of total revenues were as follows:

	Years ended
	September 28, 2019	September 29, 2018	September 30, 2017
United States	75.3%	75.1%	77.6%
Europe	11.8%	11.7%	10.0%
Asia-Pacific	8.5%	8.6%	8.1%
Rest of world	4.4%	4.6%	4.3%
	100.0%	100.0%	100.0%

The Company’s property, plant and equipment, net are geographically located as follows:

	September 28, 2019	September 29, 2018	September 30, 2017
United States	$355.5	$366.5	$368.1
Costa Rica	33.0	30.9	30.1
Europe	64.4	62.0	57.1
Rest of world	18.0	18.8	17.5
	$470.9	$478.2	$472.8

17. Accrued Expenses and Other Long-Term Liabilities
Accrued expenses and other long-term liabilities consisted of the following:

	September 28, 2019	September 29, 2018
Accrued Expenses
Compensation and employee benefits	$223.4	$196.0
Income and other taxes	56.1	57.2
Other	151.4	182.9
	$430.9	$436.1

	September 28, 2019	September 29, 2018
Other Long-Term Liabilities
Reserve for income tax uncertainties	$106.8	$92.6
Accrued lease obligation—long-term	33.7	35.5
Pension liabilities	10.2	9.9
Other	11.7	19.6
	$162.4	$157.6

18. Pension and Other Employee Benefits
The Company has certain defined benefit pension plans covering the employees of its Hitec Imaging German subsidiary (the “Pension Benefits”). As of September 28, 2019 and September 29, 2018, the Company’s pension liability was $10.0 million and $9.7 million, respectively, which is primarily recorded as a component of long-term liabilities in the Consolidated Balance Sheets. Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Pension benefits are safeguarded by the Pension Guaranty Fund, a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency. The pension plans were closed on December 31, 1997 and only eligible employees at that date could participate in the plans prior to closing to new participants.
The tables below provide a reconciliation of benefit obligations, plan assets, funded status, and related actuarial assumptions of the Company’s German Pension Benefits.

Change in Benefit Obligation	Years ended
	September 28, 2019	September 29, 2018	September 30, 2017
Benefit obligation at beginning of year	$(9.7)	$(9.9)	$(11.0)
Service cost	—	—	—
Interest cost	(0.2)	(0.2)	(0.1)
Plan participants’ contributions		—	—
Actuarial gain (loss)	(1.0)	(0.1)	1.5
Foreign exchange gain	0.6	0.2	(0.6)
Benefits paid	0.3	0.3	0.3
Benefit obligation at end of year	(10.0)	(9.7)	(9.9)
Plan assets		—	—
Benefit obligation at end of year	$(10.0)	$(9.7)	$(9.9)

The tables below outline the components of the net periodic benefit cost and related actuarial assumptions of the Company’s German Pension Benefits.

Components of Net Periodic Benefit Cost	Years ended
	September 28, 2019	September 29, 2018	September 30, 2017
Service cost	$—	$—	$—
Interest cost	0.2	0.2	0.1
Expected return on plan assets	—	—	—
Amortization of prior service cost	—	—	—
Recognized net actuarial gain	0.1	0.1	0.4
Net periodic benefit cost	$0.3	$0.3	$0.5

Weighted-Average Net Periodic Benefit Cost Assumptions	2019	2018	2017
Discount rate	1.10%	1.95%	2.15%
Expected return on plan assets	—%	—%	—%
Rate of compensation increase	—%	—%	—%

The projected benefit obligation for the German Pension Benefits with projected benefit obligations in excess of plan assets was $10.0 million and $9.7 million at September 28, 2019 and September 29, 2018, respectively, and the accumulated benefit obligation for the German Pension Benefits was $10.0 million and $9.7 million at September 28, 2019 and September 29, 2018, respectively.
The Company is also obligated to pay long-term service award benefits under the German Pension Benefits. The projected benefit obligation for long-term service awards was $0.1 million at both September 28, 2019 and September 29, 2018, respectively.

The table below reflects the total Pension Benefits expected to be paid for the German Pension Benefits each fiscal year as of September 28, 2019:

2020	$0.3
2021	$0.3
2022	$0.4
2023	$0.4
2024	$0.4
2025 to 2029	$2.0

The Company also maintains additional contractual pension benefits for its top German executive officers in the form of a defined contribution plan. These contributions were insignificant in fiscal 2019, 2018 and 2017. Additionally, the Company has Swiss pension plans, which were insignificant in fiscal 2019, 2018, and 2017.

19. Quarterly Statement of Operations Information (Unaudited)
The following table presents a summary of quarterly results of operations for fiscal 2019 and 2018:

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$830.7	$818.4	$852.4	$865.8
Gross profit	434.1	42.4	444.8	249.5
Net income (loss) (1)	98.6	(272.6)	93.9	(123.5)
Diluted net income (loss) per common share	$0.36	$(1.01)	$0.35	$(0.46)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$791.1	$789.3	$824.0	$813.5
Gross profit	$424.5	$415.1	$436.0	$421.1
Net income (loss) (2)	$406.7	$(681.4)	$112.9	$50.5
Diluted net income (loss) per common share	$1.45	$(2.46)	$0.41	$0.18

(1)
Net loss in the second quarter of fiscal 2019 included intangible asset and equipment impairment charges of $443.8 million. Net loss in the fourth quarter of fiscal 2019 included intangible asset and equipment impairment charges of $241.6 million.

(2)
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