Form 10-Q
period 2019-12-28
HOLOGIC INC
filed 2020-01-29
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2019
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
As of January 23, 2020, 263,302,012 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended
	December 28, 2019	December 29, 2018
Revenues:
Product	$699.3	$683.1
Service and other	151.2	147.6
	850.5	830.7
Costs of revenues:
Product	237.5	232.1
Amortization of acquired intangible assets	63.6	81.0
Impairment of intangible assets	25.8	—
Service and other	89.8	83.5
Gross profit	433.8	434.1
Operating expenses:
Research and development	61.2	53.2
Selling and marketing	144.9	146.0
General and administrative	88.5	78.6
Amortization of acquired intangible assets	9.1	14.1
Impairment of intangible assets	4.4	—
Restructuring charges	0.9	1.7
	309.0	293.6
Income from operations	124.8	140.5
Interest income	2.1	1.3
Interest expense	(32.8)	(36.1)
Debt extinguishment loss	—	(0.8)
Other income (expense), net	3.3	(0.6)
Income before income taxes	97.4	104.3
(Benefit) provision for income taxes	(288.4)	5.7
Net income	$385.8	$98.6
Net loss attributable to noncontrolling interest	(0.3)	—
Net income attributable to Hologic	$386.1	$98.6
Net income per common share attributable to Hologic:
Basic	$1.44	$0.36
Diluted	$1.43	$0.36
Weighted average number of shares outstanding:
Basic	267,893	270,590
Diluted	269,721	272,372

See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended
	December 28, 2019	December 29, 2018
Net income	$385.8	$98.6
Changes in foreign currency translation adjustment	8.3	(3.2)
Changes in value of hedged interest rate swaps and interest rate caps, net of tax of $1.7 and $0.5 for the three months ended December 28, 2019 and December 29, 2018.
Gain (loss) recognized in other comprehensive income, net	4.0	(3.9)
Loss reclassified from accumulated other comprehensive loss to the statements of income	1.3	0.7
Other comprehensive income (loss)	13.6	(6.4)
Comprehensive income	$399.4	$92.2
Components of comprehensive income attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	0.3	—
Comprehensive loss attributable to noncontrolling interest	0.3	—
Comprehensive income attributable to Hologic	$399.7	$92.2
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	December 28, 2019	September 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$370.8	$601.8
Accounts receivable, less reserves of $11.7 and $17.8, respectively	581.8	648.7
Inventories	380.8	444.9
Prepaid income taxes	30.9	34.9
Prepaid expenses and other current assets	62.7	62.8
Assets held-for-sale - current assets	210.6	—
Total current assets	1,637.6	1,793.1
Property, plant and equipment, net	452.0	470.9
Intangible assets, net	1,367.0	1,459.8
Goodwill	2,594.2	2,563.7
Other assets	261.1	154.6
Total assets	$6,311.9	$6,442.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$302.2	$271.4
Accounts payable	123.7	186.5
Accrued expenses	381.5	430.9
Deferred revenue	156.2	179.5
Finance lease obligations (capital lease obligations in 2019)	1.8	1.8
Assets held-for-sale - current liabilities	77.9	—
Total current liabilities	1,043.3	1,070.1
Long-term debt, net of current portion	2,769.4	2,783.6
Finance lease obligations - long term (capital lease obligations in 2019)	18.8	19.2
Deferred income tax liabilities	5.7	275.3
Deferred revenue	15.3	15.8
Other long-term liabilities	201.7	162.4
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 293,339 and 292,323 shares issued, respectively	2.9	2.9
Additional paid-in-capital	5,749.8	5,769.8
Accumulated deficit	(2,302.3)	(2,688.7)
Treasury stock, at cost – 29,462 and 24,638 shares, respectively	(1,170.9)	(926.0)
Accumulated other comprehensive loss	(28.7)	(42.3)
Total Hologic's stockholders’ equity	2,250.8	2,115.7
Noncontrolling interest	6.9	—
Total stockholders’ equity	2,257.7	2,115.7
Total liabilities and stockholders’ equity	$6,311.9	$6,442.1
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock			Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount	Noncontrolling Interest
Balance at September 29, 2018	289,900	$2.9	$5,671.3	$(2,494.0)	$(25.5)	19,812	$(725.9)	$—	$2,428.8
Accounting standard transition adjustment - ASC 606	—	—	—	6.4	—	—	—	—	6.4
Accounting standard transition adjustment - ASU 2016-16	—	—	—	2.5	—	—	—	—	2.5
Exercise of stock options	373	—	9.1	—	—	—	—	—	9.1
Vesting of restricted stock units, net of shares withheld for employee taxes	575	—	(11.6)	—	—	—	—	—	(11.6)
Stock-based compensation	—	—	17.1	—	—	—	—	—	17.1
Net income	—	—	—	98.6	—	—	—	—	98.6
Other comprehensive income activity	—	—	—	—	(6.4)	—	—	—	(6.4)
Repurchase of common stock	—	—	—	—	—	3,712	(150.1)	—	(150.1)
Balance at December 29, 2018	290,848	$2.9	$5,685.9	$(2,386.5)	$(31.9)	23,524	$(876.0)	$—	$2,394.4
Exercise of stock options	454	—	11.6	—	—	—	—	—	11.6
Vesting of restricted stock units, net of shares withheld for employee taxes	33	—	(0.4)	—	—	—	—	—	(0.4)
Common stock issued under the employee stock purchase plan	226	—	7.9	—	—	—	—	—	7.9
Stock-based compensation	—	—	17.5	—	—	—	—	—	17.5
Net loss	—	—	—	(272.6)	—	—	—	—	(272.6)
Other comprehensive income activity	—	—	—	—	1.4	—	—	—	1.4
Balance at March 30, 2019	291,561	$2.9	$5,722.5	$(2,659.1)	$(30.5)	23,524	$(876.0)	$—	$2,159.8
Exercise of stock options	108	—	3.1	—	—	—	—	—	3.1
Vesting of restricted stock units, net of shares withheld for employee taxes	21	—	(0.5)	—	—	—	—	—	(0.5)
Stock-based compensation	—	—	13.9	—	—	—	—	—	13.9
Net income	—	—	—	93.9	—	—	—	—	93.9

Other comprehensive income activity	—	—	—	—	(3.7)	—	—	—	(3.7)
Repurchase of common stock	—	—	—	—	—	1,114	(50.0)	—	(50.0)
Balance at June 29, 2019	291,690	$2.9	$5,739.0	$(2,565.2)	$(34.2)	24,638	$(926.0)	$—	$2,216.5
Exercise of stock options	369	—	9.0	—	—	—	—	—	9.0
Vesting of restricted stock units, net of shares withheld for employee taxes	16	—	(0.3)	—	—	—	—	—	(0.3)
Common stock issued under the employee stock purchase plan	248	—	8.6	—	—	—	—	—	8.6
Stock-based compensation	—	—	13.5	—	—	—	—	—	13.5
Net loss	—	—	—	(123.5)	—	—	—	—	(123.5)
Other comprehensive income activity	—	—	—	—	(8.1)	—	—	—	(8.1)
Balance at September 28, 2019	292,323	$2.9	$5,769.8	$(2,688.7)	$(42.3)	24,638	$(926.0)	$—	$2,115.7
Noncontrolling interest created in acquisition	—	—	—	—	—	—	—	8.6	8.6
Accounting standard transition adjustment - ASC 842	—	—	—	0.3	—	—	—	—	0.3
Exercise of stock options	540	—	13.8	—	—	—	—	—	13.8
Vesting of restricted stock units, net of shares withheld for employee taxes	476	—	(10.9)	—	—	—	—	—	(10.9)
Stock-based compensation	—	—	18.1	—	—	—	—	—	18.1
Net income (loss)	—	—	—	386.1	—	—	—	(0.3)	385.8
Other comprehensive income activity	—	—	—	—	13.6	—	—	—	13.6
Repurchase of common stock	—	—	—	—	—	1,545	(80.9)	—	(80.9)
Accelerated share repurchase agreement	—	—	(41.0)	—	—	3,279	(164.0)	—	(205.0)
Purchase of non-controlling interest	—	—	—	—	—	—	—	(1.4)	(1.4)
Balance at December 28, 2019	293,339	$2.9	$5,749.8	$(2,302.3)	$(28.7)	29,462	$(1,170.9)	$6.9	$2,257.7

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	December 28, 2019	December 29, 2018
OPERATING ACTIVITIES
Net income	$385.8	$98.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21.6	23.7
Amortization of acquired intangibles	72.8	95.1
Stock-based compensation expense	18.1	17.1
Deferred income taxes	(327.9)	(50.0)
Intangible asset impairment charges	30.2	—
Other adjustments and non-cash items	0.5	11.7
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	17.6	0.4
Inventories	(14.9)	(27.9)
Prepaid income taxes	1.0	2.0
Prepaid expenses and other assets	(2.6)	(1.8)
Accounts payable	(55.4)	(16.0)
Accrued expenses and other liabilities	(22.6)	(51.6)
Deferred revenue	(10.3)	3.3
Net cash provided by operating activities	113.9	104.6
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(11.8)	(106.6)
Capital expenditures	(11.4)	(9.5)
Increase in equipment under customer usage agreements	(20.1)	(13.1)
Purchase of insurance contracts	(2.4)	—
Other activity	—	(1.5)
Net cash used in investing activities	(45.7)	(130.7)
FINANCING ACTIVITIES
Proceeds from long-term debt	—	1,500.0
Repayment of long-term debt	(9.4)	(1,462.5)
Proceeds from amounts borrowed under revolving credit line	—	480.0
Repayments of amounts borrowed under revolving credit line	—	(695.0)
Proceeds from amounts borrowed under accounts receivable securitization agreement	16.0	—
Purchase of non-controlling interest	(1.4)	—
Payment of deferred acquisition consideration	(16.6)	—
Payment of debt issuance costs	—	(2.7)
Payment of acquired long-term debt	—	(2.5)
Payments to repurchase common stock pursuant to ASR agreement	(205.0)	—
Repurchase of common stock	(80.9)	(147.0)
Proceeds from issuance of common stock pursuant to employee stock plans	18.7	13.5
Payment of minimum tax withholdings on net share settlements of equity awards	(10.9)	(11.6)
Payments under finance lease obligations	(0.4)	(0.4)
Net cash used in financing activities	(289.9)	(328.2)
Effect of exchange rate changes on cash and cash equivalents	1.4	(1.3)
Net decrease in cash and cash equivalents	(220.3)	(355.6)
Cash and cash equivalents, beginning of period	601.8	666.7
Cash and cash equivalents, end of period	$381.5	$311.1
See accompanying notes.

HOLOGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(all tabular amounts in millions, except number of shares, which are reflected in thousands, and per share data)
(1) Basis of Presentation
The consolidated financial statements of Hologic, Inc. (“Hologic” or the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended September 28, 2019 included in the Company’s Form 10-K filed with the SEC on November 27, 2019. In the opinion of management, the financial statements and notes contain all adjustments (consisting of normal recurring accruals and all other necessary adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three months ended December 28, 2019 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 26, 2020.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (the"FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), referred to as ASC 842. The purpose of ASU 2016-02 is to increase the transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet, including those previously classified as operating leases under U.S. GAAP, and disclosing key information about leasing arrangements. ASC 842, as amended, is effective for public entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods and was effective for the Company in fiscal 2020. The Company adopted the standard using the transition method provided by ASC Update No. 2018-11, Leases (Topic 842): Targeted Improvements. Under this method, the Company applied the new leasing rules on September 29, 2019, rather than at the earliest comparative period presented in the financial statements. Prior periods were presented in accordance with the existing lease guidance under ASC 840.
Upon transition, the Company applied the package of practical expedients permitted under ASC 842 transition guidance to its entire lease portfolio at September 29, 2019. As a result, the Company was not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the classification of any expired or existing leases, and (iii) initial direct costs for any existing leases. Furthermore, as a lessee the Company elected to combine lease and non-lease components together for the majority of its leases. As a result, for these applicable classes of underlying assets, the Company accounted for each separate lease component and the non-lease components associated with that lease component as a single lease component.
Under ASC 842 as a lessor, in instances where the Company places instruments (or equipment) at customer sites as part of its reagent rental contracts, certain of the Company's reagent rental contracts could be classified as sales-type leases. Under sales-type leases there is accelerated expense recognition for the cost of the placed equipment and potentially up-front revenue in the event there are fixed rental payments, a portion of which would be allocated to the equipment. The Company does not expect to have a significant amount of sales-type leases. Under ASC 840, all instruments placed under the Company's reagent rental programs were classified as operating leases and instrument revenue and cost were recognized over the term of the contract.
Upon adoption of the new lease standard, the Company recognized operating lease right-of-use assets and finance lease right-of-use assets of $91.7 million and $10.2 million, respectively, and corresponding operating lease liabilities and finance lease liabilities of $96.6 million and $21.0 million, respectively. This includes the recording of the Company’s existing capital lease as a finance lease at transition. In addition, the Company derecognized $32.6 million of property, plant and equipment and $35.2 million of finance lease obligations recorded in accrued expenses and other long-term liabilities associated with two previously existing build-to-suit lease arrangements. Right-of-use assets and corresponding liabilities for these build-to-suit lease arrangements are included within the total amount recognized upon adoption of the new lease standard. The Company’s adoption of ASC 842 is more fully described in Note 3.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance requires certain changes to the presentation of hedge accounting in the financial statements and also simplifies the application of hedge accounting and expands the strategies that qualify for hedge accounting. The Company adopted the standard in the first quarter of fiscal 2020. The adoption of ASU 2017-12 did not have a material effect on the Company's consolidated financial statements.
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. Other than the sale of the Medical Aesthetics business, which was completed on December 30, 2019 (the second quarter of fiscal 2020), there were no material recognized or unrecognized subsequent events affecting the unaudited consolidated financial statements as of and for the three months ended December 28, 2019. See Note 6 for additional information.

(2) Revenue

The Company accounts for revenue pursuant to ASC Update No. 2014-09, Revenue from Contracts with Customer (ASC 606) and generates revenue from the sale of its products, primarily medical imaging systems and related components and software, medical aesthetic treatment systems, diagnostic tests/assays and surgical disposable products, and related services, which are primarily support and maintenance services on its medical imaging systems and aesthetic treatment systems (divested in the second quarter of fiscal 2020), and to a lesser extent installation, training and repairs. The Company's products are sold primarily through a direct sales force, and within international markets, there is more reliance on distributors and resellers. Revenue is recorded net of sales tax. The following table provides revenue from contracts with customers by business and geographic region on a disaggregated basis:

	Three Months Ended December 28, 2019
Business (in millions)	United States	International	Total
Diagnostics:
Cytology & Perinatal	$77.5	$43.5	$121.0
Molecular Diagnostics	142.1	36.4	178.5
Blood Screening	12.0	—	12.0
Total	$231.6	$79.9	$311.5

Breast Health:
Breast Imaging	$209.4	$65.4	$274.8
Interventional Breast Solutions	47.1	9.2	56.3
Total	$256.5	$74.6	$331.1

GYN Surgical	$98.8	$20.3	$119.1

Medical Aesthetics	$30.9	$34.4	$65.3

Skeletal Health	$14.9	$8.6	$23.5
	$632.7	$217.8	$850.5

	Three Months Ended December 29, 2018
Business (in millions)	United States	International	Total
Diagnostics:
Cytology & Perinatal	$79.2	$38.9	$118.1
Molecular Diagnostics	134.1	30.2	164.3
Blood Screening	14.2	—	14.2
Total	$227.5	$69.1	$296.6

Breast Health:
Breast Imaging	$206.5	$63.2	$269.7
Interventional Breast Solutions	46.1	8.9	55.0
Total	$252.6	$72.1	$324.7

GYN Surgical	$91.1	$17.3	$108.4

Medical Aesthetics	$37.3	$42.5	$79.8

Skeletal Health	$13.3	$7.9	$21.2
	$621.8	$208.9	$830.7

	Three Months Ended
Geographic Regions (in millions)	December 28, 2019	December 29, 2018
United States	$632.7	$621.8
Europe	109.4	101.1
Asia-Pacific	70.2	69.6
Rest of World	38.2	38.2
	$850.5	$830.7

The following table provides revenue recognized by source:

	Three Months Ended
Revenue by type (in millions)	December 28, 2019	December 29, 2018
Capital equipment, components and software	$232.9	$248.3
Consumables	466.4	434.8
Service	145.0	141.8
Other	6.2	5.8
	$850.5	$830.7

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

The Company also places instruments (or equipment) at customer sites but retains title to the instrument. The customer has the right to use the instrument for a period of time, and the Company recovers the cost of providing the instrument through the sales of disposables, namely tests and assays in Diagnostics and handpieces in GYN Surgical. These types of agreements include an embedded lease, which is generally an operating lease, for the right to use an instrument and no instrument revenue is recognized at the time of instrument delivery. The Company recognizes a portion of the revenue allocated to the embedded lease concurrent with the sale of disposables over the term of the agreement.

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

The Company's contracts typically do not provide the right to return product. In general, estimates of variable consideration and constraints are not material to the Company's financial statements.

Remaining Performance Obligations

As of December 28, 2019, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $500.7 million, excluding the Medical Aesthetics reportable segment due to the sale completed on December 30, 2019. This remaining performance obligation primarily relates to extended warranty and support and maintenance obligations in the Company's Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 30% of this amount as revenue in 2020, 29% in 2021, 23% in 2022, 12% in 2023, and 6% thereafter. The Company has applied the practical expedient to not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company's Breast Health and Skeletal Health reportable segments and the recently divested Medical Aesthetics segment. Contract liabilities are classified as other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. The Company recognized revenue of $51.3 million in the three months ended December 28, 2019 that was included in the contract liability balance at September 28, 2019.

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

(3) Leases
Lessee Activity - Leases where Hologic is the Lessee

The majority of the Company's facilities are occupied under operating lease arrangements with various expiration dates through 2035, some of which include options to extend the life of the lease, and some of which include options to terminate the lease within one year. The Company has operating leases for office space, land, warehouse and manufacturing space, vehicles and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet and expense for these leases is recognized on a straight-line basis over the lease term. For leases executed in fiscal 2020 and later, the Company accounts for the lease components and the non-lease components as a single lease component. The Company's leases have remaining lease terms of one year to approximately 15 years, some of which may include options to extend the leases for up to 20 years and some include options to terminate early. These options have been included in the determination of the lease liability when it is reasonably certain that the option will be exercised. The Company does not have any leases that include residual value guarantees.

The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. The right-of-use assets and related liabilities for operating leases are included in other assets, accrued expenses, and other long-term liabilities in the consolidated balance sheet as of December 28, 2019. As a result of the Cynosure acquisition, the Company has a finance lease for the facility that was previously Cynosure's U.S. headquarters. This lease was recorded as a capital lease under ASC 840 as of September 28, 2019. The right-of-use asset for the finance lease is included in property, plant and equipment, and the short-term and long-term liability are presented separately in the consolidated balance sheet as of December 28, 2019.

Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease contract. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of fixed lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The weighted average discount rate utilized on the Company's operating and finance lease liabilities as of December 28, 2019 was 2.57%.

The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

		December 28, 2019
	Balance Sheet Location	Operating Leases	Finance Lease
Assets
Lease right-of-use assets	Other assets	$89.6	$—
Lease right-of-use assets	Property, plant and equipment	$—	9.9
Liabilities
Operating lease liabilities (current)	Accrued expenses	$22.2	$—
Finance lease liabilities (current)	Finance lease obligations - short term	$—	$1.8
Operating lease liabilities (non-current)	Other long-term liabilities	$72.3	$—
Finance lease liabilities (non-current)	Finance lease obligations - long term	$—	$18.8

The finance lease was previously recorded as a capital lease in the consolidated balance at September 28, 2019, and the short-term and long-term liabilities were $1.8 million and $19.2 million, respectively.

The following table presents the weighted average remaining lease term and discount rate information related to the Company's operating and finance leases:

	December 28, 2019
	Operating Leases	Finance Lease
Weighted average remaining lease term	6.09	8.39
Weighted average discount rate	1.93%	5.1%

The following table provides information related to the Company’s operating and finance leases:

Three Months Ended
December 28, 2019
Operating lease cost (a)	$7.0
Finance lease cost - amortization of right-of-use assets	$0.3
Finance lease cost - interest cost	$0.3
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$0.3
Operating cash flows from operating leases	5.9
Financing cash flows from finance leases	$0.4
Total cash paid for amounts included in the measurement of lease liabilities	$6.6

ROU assets arising from entering into new operating lease obligations	$1.4
(a) Includes short-term lease expense and variable lease costs, which were immaterial in the three months ended December 28, 2019.
During the three months ended December 28, 2019, the non-cash impact of remeasuring the Company's right-of-use assets and operating lease liabilities was $2.4 million.
The following table presents the future minimum lease payments under non-cancellable operating lease liabilities and finance lease as of December 28, 2019:

Fiscal Year	Operating Leases	Finance Lease
2020 remaining	$17.8	$2.1
2021	22.2	2.8
2022	17.3	3.0
2023	10.7	3.0
2024	8.7	3.0
Thereafter	24.0	11.5
Total future minimum lease payments	100.7	25.4
Less: imputed interest	(6.2)	(4.8)
Present value of lease liabilities	$94.5	$20.6

Lessor Activity - Leases where Hologic is the Lessor

Certain assets, primarily diagnostics instruments, are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as performance obligations for reagents and other consumables. These contractual arrangements are subject to termination provisions which are evaluated in determining the lease term for lease accounting purposes. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where instruments are provided under operating lease arrangements, some portion or the entire lease revenue may be variable and subject to subsequent non-lease component (e.g., reagent) sales. The allocation of revenue between the lease and non-lease components is based on stand-alone selling prices. Lease revenue represented approximately 3% of the Company’s consolidated revenue for the three months ended December 28, 2019.
(4) Fair Value Measurements
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company has investments in derivative instruments consisting of interest rate caps, interest rate swaps and foreign currency contracts, which are valued using analyses obtained from independent third party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of the Company's interest rate caps, interest rate swaps, forward foreign currency contracts and foreign currency option contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 8 for further discussion and information on the interest rate caps and foreign currency contracts.
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at December 28, 2019:

		Fair Value at Reporting Date Using
	Balance as of December 28, 2019	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps - derivative	$10.4	$—	$10.4	$—
Foreign currency option contracts	0.3	—	0.3	—
Forward foreign currency contracts	0.5	—	0.5	—
Total	$11.2	$—	$11.2	$—
Liabilities:
Contingent consideration	$9.3	$—	$—	$9.3
Forward foreign currency contracts	1.2	—	1.2	—
Total	$10.5	$—	$1.2	$9.3

Assets Measured and Recorded at Fair Value on a Recurring Basis

The Company has contingent consideration liabilities related to its Emsor S.A. and Faxitron Bioptics, LLC acquisitions. The remeasurement of these liabilities in the first quarter of fiscal 2020 was insignificant. The Company paid these contingent consideration liabilities in January 2020.
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets consist of equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill. There were no such remeasurements for equity investments in the three months ended December 28, 2019 and December 29, 2018. During the first quarter of fiscal 2020, the Company's Medical Aesthetics division met the criteria to be classified as assets-held-for sale and the Company recorded a $30.2 million loss to record the asset group at its fair value less costs to sell. This is a level 1 measurement. See Note 6 for additional information.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, equity investments, interest rate caps, interest rate swaps, forward foreign currency contracts, foreign currency option contracts, insurance contracts, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company’s interest rate caps, interest rate swaps, forward foreign currency contracts and foreign currency option contracts are recorded at fair value. The carrying amount of the insurance contracts is recorded at the cash surrender value, as required by GAAP, which approximates fair value. The Company believes the carrying amounts of its equity investments approximate fair value.
Amounts outstanding under the Company’s 2018 Credit Agreement (as defined below) and Securitization Program of $1.5 billion and $250.0 million aggregate principal, respectively, as of December 28, 2019 are subject to variable interest rates, which are based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2025 Senior Notes and 2028 Senior Notes had fair values of $983.4 million and $424.0 million, respectively, as of December 28, 2019 based on their trading prices, representing Level 1 measurements. Refer to Note 7 for the carrying amounts of the various components of the Company’s debt.

(5) Business Combinations

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

SuperSonic Imagine

On August 1, 2019, the Company purchased 46% of the outstanding shares of SuperSonic Imagine ("SSI") for $18.2 million. SSI is a public company located in Aix-en-Provence, France that manufactures and markets ultrasound medical imaging equipment. In September 2019, the Company launched a cash tender offer to acquire the remaining outstanding shares for a price of €1.50 per share in cash. The Company determined that SSI was a Variable Interest Entity (“VIE”) but it was not the primary beneficiary as it was not a party to the initial design of the entity nor did it have control over SSI's operations until November 21, 2019 when the Company's ownership of SSI's voting stock exceeded 50%. Accordingly, the Company initially accounted for this investment under the equity method of accounting and included its proportionate share of SSI's net loss of $3.3 million for the two months ended September 28, 2019 within Other income, net.

On November 21, 2019, the Company acquired an additional 7.6 million shares of SSI for $12.6 million. As a result, the Company owned approximately 78% of the outstanding shares of SSI at November 21, 2019 and controlled SSI's voting interest and operations. The Company performed purchase accounting as of November 21, 2019 and beginning on that date the financial results of SSI are included within the Company's consolidated financial statements. The Company remeasured the initial investment of 46% of the outstanding shares of SSI to its fair value at the acquisition date, resulting in a gain of $3.2 million in the first quarter of fiscal 2020. The total purchase price was $69.3 million, which consisted of $17.9 million for the equity method investment in SSI, $12.6 million for shares acquired on November 21, 2019, $30.2 million for loans the Company provided to SSI prior to the acquisition that are considered forgiven, and $8.6 million representing the fair value of the noncontrolling interest as of November 21, 2019.

The total purchase price was allocated to SSI's preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values of those assets as of November 21, 2019, as set forth below. The preliminary purchase price allocation is as follows:

Cash	$2.6
Accounts receivable	7.1
Inventory	10.0
Property, plant and equipment	6.5
Other assets	4.4
Accounts payable and accrued expenses	(13.0)
Deferred revenue	(1.8)
Short and long-term debt	(8.8)
Other liabilities	(3.8)
Identifiable intangible assets:	—
Developed technology	33.2
Customer relationships	3.1
Trade names	3.5
Deferred income taxes, net	(2.4)
Goodwill	28.7
Purchase Price	$69.3

In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of SSI's business. The Company has not yet obtained all of the information related to the fair value of the acquired assets and liabilities, primarily taxes and the valuation of intangible assets, to finalize the purchase price allocation.

As part of the preliminary purchase price allocation, the Company has determined the identifiable intangible assets are developed technology, customer relationships, and trade names. The preliminary fair value of the intangible assets has been estimated using the income approach, and the cash flow projections were discounted using a 12.0% rate. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The weighted average life for the developed technology is 9 years, customer relationships is 9 years and for trade names it is 8.3 years. The preliminary calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The factors contributing to the recognition of the preliminary amount of goodwill are based on synergistic benefits of SSI's products being complementary to Breast Health's 3D mammography systems and using the Company's existing U.S. sales force as SSI's presence in the U.S. is limited. None of the goodwill is expected to be deductible for income tax purposes.

(6) Disposition
Sale of Medical Aesthetics - Assets Held-for-Sale

On November 20, 2019, the Company entered into a definitive agreement to sell its Medical Aesthetics business to Clayton Dubilier & Rice ("CD&R") for a sales price of $205.0 million in cash, less certain adjustments. The sale was completed on December 30, 2019, and the Company received cash proceeds of $153.4 million. The sale price remains subject to adjustment upon finalization pursuant to the terms of the definitive agreement. The Company has agreed to provide certain transition services for three to fifteen months, depending on the nature of the service.

As a result of this transaction, the Medical Aesthetics asset group was designated as assets held-for-sale in the first quarter of fiscal 2020. Pursuant to ASC 360, asset groups under this designation are required to be recorded at fair value less costs to sell. Based on the terms in the agreement of the sales price and formula for net working capital and related adjustments, its estimate of the fair value for transition services which must be carved out of the sale proceeds, and liabilities the Company will retain or for which it has agreed to indemnify CD&R, the Company recorded an impairment charge of $30.2 million in the first quarter of fiscal 2020. The impairment charge was allocated to Medical Aesthetics long-lived assets, of which $25.8 million was allocated to cost of product revenues and $4.4 million to operating expenses.

Assets held-for sale comprise the following as of December 28, 2019:

Assets:	December 28, 2019
Cash	$10.7
Accounts Receivable	59.6
Inventory	90.6
Prepaid expenses and other current assets	7.7
Property, plant, and equipment	4.0
Intangible assets	28.2
Other assets	9.8
Total assets held-for-sale	$210.6

Liabilities:
Accounts payable	$12.3
Accrued expenses	49.0
Deferred revenue	16.6
Total liabilities held-for-sale	$77.9

The Company has determined that this disposal did not qualify as a discontinued operation as the sale of the Medical Aesthetics business was deemed to not be a strategic shift having or will have a major effect on the Company's operations and financial results.

(7) Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	December 28, 2019	September 28, 2019
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$46.8	$37.4
Securitization Program	250.0	234.0
Debt assumed from SSI acquisition	5.4	—
Total current debt obligations	$302.2	$271.4
Long-term debt obligations, net of debt discount and deferred issuance costs:
Term Loan	1,434.3	1,452.4
Debt assumed from SSI acquisition	3.2	—
2025 Senior Notes	937.8	937.3
2028 Senior Notes	394.1	393.9
Total long-term debt obligations	$2,769.4	$2,783.6
Total debt obligations	$3,071.6	$3,055.0

2018 Amended and Restated Credit Agreement
On December 17, 2018, the Company and certain of its subsidiaries refinanced its term loan and revolving credit facility by entering into an Amended and Restated Credit and Guaranty Agreement as of December 17, 2018 (the "2018 Credit Agreement") with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders. The 2018 Credit Agreement amended and restated the Company's prior credit and guaranty agreement dated as of October 3, 2017 (the "2017 Credit Agreement"). The borrowings of the 2018 Amended Term Loan bear interest at an annual rate equal to the Eurocurrency Rate (i.e., the LIBOR rate) plus an Applicable Rate, which was equal to 1.250% as of December 28, 2019. The borrowings of the 2018 Amended Revolver bear interest at a rate equal to the LIBOR Daily Floating Rate plus an Applicable Rate equal to 1.250%.

Pursuant to ASC 470, Debt (ASC 470), the accounting related to entering into the 2018 Credit Agreement and using the proceeds to pay off the 2017 Credit Agreement was evaluated on a creditor-by-creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the 2017 Credit Agreement did not participate in this refinancing transaction and ceased being creditors of the Company. As a result, the Company recorded a debt extinguishment loss of $0.8 million in the first quarter of fiscal 2019. For the remainder of the creditors, this transaction was accounted for as a modification because on a creditor-by-creditor basis the present value of the cash flows between the two debt instruments before and after the transaction was less than 10%. Pursuant to ASC 470, subtopic 50-40, third-party costs of $0.8 million related to this transaction were recorded as interest expense and $1.9 million was recorded as a reduction to debt representing deferred issuance costs and debt discount for fees paid directly to the lenders.

Interest expense, weighted average interest rate, and interest rate at the end of period under the Credit Agreements were as follows:

	Three Months Ended
	December 28, 2019	December 29, 2018
Interest expense	$13.6	$18.0
Weighted average interest rate	3.11%	3.82%
Interest rate at end of period	3.04%	3.88%

The 2018 Credit Agreement contains two financial covenants; a total leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter. These terms, and calculations thereof, are defined in further detail in the 2018 Credit Agreement. As of December 28, 2019, the Company was in compliance with these covenants.

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
Interest expense for the 2028 Senior Notes and 2025 Senior Notes is as follows:

		Three Months Ended
		December 28, 2019	December 29, 2018
	Interest Rate	Interest Expense	Interest Expense
2028 Senior Notes	4.625%	$4.8	$4.8
2025 Senior Notes	4.375%	10.9	10.9
Total		$15.7	$15.7

(8) Derivatives
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
During fiscal 2018, the Company entered into separate interest rate cap agreements with multiple counter-parties to help mitigate the interest rate volatility associated with the variable interest rate on amounts borrowed under the term loan feature of its credit facilities (see Note 7). Interest rate cap agreements provide the right to receive cash if the reference interest rate rises above a contractual rate. The aggregate premium paid for these interest rate cap agreements was $3.7 million, which was the initial fair value of the instruments recorded in the Company's financial statements.
During fiscal 2019, the Company entered into additional separate interest rate cap agreements with multiple counter-parties to extend the expiration date of its hedges by an additional year. The aggregate premium paid for these interest cap agreements was $1.5 million, which was the initial fair value of the instruments recorded in the Company’s financial statements.

The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR-based borrowings under its Credit Agreement, that has been amended multiple times, and therefore are highly effective at offsetting the cash flows being hedged. The Company designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal, which ended on December 27, 2019 for the contracts entered into in fiscal 2018, and which will end on December 23, 2020 for the interest rate cap agreements entered into in fiscal 2019.
As of December 28, 2019, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial, and all changes in the fair value of the interest rate caps were recorded in the Consolidated Statements of Comprehensive Income (Loss) as a component of AOCI.
During the three months ended December 28, 2019 and December 29, 2018, the Company reclassified $1.3 million and $0.7 million, respectively from AOCI to the Consolidated Statements of Income related to the interest rate cap agreements. The Company expects to similarly reclassify a loss of approximately $1.5 million from AOCI to the Consolidated Statements of Income in the next twelve months.
The aggregate fair value of these interest rate caps was $0.0 million and $0.1 million at December 28, 2019 and September 28, 2019, respectively, and is included in Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet. Refer to Note 4 “Fair Value Measurements” above for related fair value disclosures.
Interest Rate Swap - Cash Flow Hedge
In fiscal 2019, in order to hedge a portion of its variable rate debt, the Company entered into an interest rate swap contract with an effective date of December 23, 2020 and a termination date of December 17, 2023. The initial notional amount of this swap was $1.0 billion. The interest rate swap effectively fixes the LIBOR component of the variable interest rate on $1.0 billion of the notional amount under the 2018 Credit Agreement at 1.23%. The critical terms of the interest rate swap are designed to mirror the terms of the Company’s LIBOR-based borrowings under its credit agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal. Therefore, changes in the fair value of the swap are recorded in AOCI. The fair value of this derivative was $10.4 million as of December 28, 2019.
Forward Foreign Currency Contracts and Foreign Currency Option Contracts
The Company enters into forward foreign currency exchange contracts and foreign currency option contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar, the Chinese Yuan and the Japanese Yen. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. The Company did not elect hedge accounting for these forward foreign currency contracts and foreign currency option contracts; however, the Company may seek to apply hedge accounting in future scenarios. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net. During the three months ended December 28, 2019 and December 29, 2018, for the forward foreign currency exchange contracts the Company recorded net realized gains of $0.0 million and $1.7 million, respectively, from settling forward foreign currency exchange contracts and net unrealized losses of $1.5 million and net unrealized gains of $3.4 million, respectively, on the mark-to-market for its outstanding forward foreign currency contracts. During the three months ended December 28, 2019, for the foreign currency option contracts the Company recorded net unrealized losses of $1.5 million on outstanding option contracts.
As of December 28, 2019, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar of forecasted transactions denominated in the Australian dollar, Canadian Dollar, Chinese Yuan and Japanese Yen with an aggregate notional amount of $77.0 million. As of December 28, 2019, the Company had outstanding foreign currency option contracts that were not designated for hedge accounting and are used to hedge fluctuations in the U.S. dollar of forecasted transactions denominated in the Euro and UK Pound with a notional amount of $124.2 million.

Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of December 28, 2019:

	Balance Sheet Location	December 28, 2019	September 28, 2019
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap agreements	Prepaid expenses and other current assets	$—	$0.1
Interest rate swap contract	Other assets	10.4	4.7
		$10.4	$4.8

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$0.5	$0.9
Foreign currency option contracts	Prepaid expenses and other current assets	0.3	2.0
		$0.8	$2.9

Liabilities:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$1.2	$0.1

The following table presents the unrealized gain (loss) recognized in AOCI related to the interest rate caps and interest rate swap for the following reporting periods:

	Three Months Ended
	December 28, 2019	December 29, 2018
Amount of gain (loss) recognized in other comprehensive income, net of taxes:
Interest rate swap	$4.3	$—
Interest rate cap agreements	(0.3)	(3.9)
Total	$4.0	$(3.9)

The following table presents the adjustment to fair value (realized and unrealized) recorded within the Consolidated Statements of Income for derivative instruments for which the Company did not elect hedge accounting:

Derivatives not classified as hedging instruments	Amount of (Loss) Gain Recognized in Income
	Three Months Ended December 28, 2019	Three Months Ended December 29, 2018
Forward foreign currency contracts	$(1.5)	$5.1
Foreign currency option contracts	(1.7)	—
Total	$(3.2)	$5.1

(9) Commitments and Contingencies
Litigation and Related Matters

On November 6, 2015, the Company filed a suit against Minerva Surgical, Inc. (“Minerva”) in the United States District Court for the District of Delaware, alleging that Minerva’s endometrial ablation device infringes U.S. Patent 6,872,183 (the '183 patent), U.S. Patent 8,998,898 and U.S. Patent 9,095,348 (the '348 patent). On January 25, 2016, the Company amended the complaint to include claims against Minerva for unfair competition, deceptive trade practices and tortious interference with business relationships. On February 5, 2016, the Company filed a second amended complaint to additionally allege that Minerva’s endometrial ablation device infringes U.S. Patent 9,247,989 (the '989 patent). On March 4, 2016, Minerva filed an answer and counterclaims against the Company, seeking declaratory judgment on the Company’s claims and asserting claims against the Company for unfair competition, deceptive trade practices, interference with contractual relationships, breach of contract and trade libel. On June 2, 2016, the Court denied the Company’s motion for a preliminary injunction on its patent claims and denied Minerva’s request for preliminary injunction related to the Company’s alleged false and deceptive statements regarding the Minerva product. On June 28, 2018, the Court granted the Company's summary judgment motions on infringement and no invalidity with respect to the ‘183 and ‘348 patents. The Court also granted the Company’s motion for summary judgment on assignor estoppel, which bars Minerva’s invalidity defenses or any reliance on collateral findings regarding invalidity from inter partes review proceedings. The Court also denied all of Minerva’s defenses, including its motions for summary judgment on invalidity, non-infringement, no willfulness, and no unfair competition. On July 27, 2018, after a two-week trial, a jury returned a verdict that: (1) awarded the Company $4.8 million in damages for Minerva’s infringement; (2) found that Minerva’s infringement was not willful; and (3) found for the Company regarding Minerva’s counterclaims. Damages will continue to accrue until Minerva ceases its infringing conduct. On May 2, 2019, the Court issued rulings that denied the parties' post-trial motions, including the Company's motion for a permanent injunction seeking to prohibit Minerva from selling infringing devices. Both parties appealed the Court's rulings regarding the post-trial motions, and oral argument for the appeals was held on December 4, 2019. On March 4, 2016, Minerva filed two petitions at the USPTO for inter partes review of the '348 patent. On September 12, 2016, the PTAB declined both petitions to review patentability of the '348 patent. On April 11, 2016, Minerva filed a petition for inter partes review of the '183 patent. On October 6, 2016, the PTAB granted the petition and instituted a review of the '183 patent. On December 15, 2017, the PTAB issued a final written decision invalidating all claims of the ‘183 patent. On February 9, 2018 the Company appealed this decision to the United States Court of Appeals for the Federal Circuit ("Court of Appeals"). On April 19, 2019, the Court of Appeals affirmed the PTAB's final written decision regarding the '183 patent. On July 16, 2019, the Court of Appeals denied the Company’s petition for rehearing in the appeal regarding the '183 patent.

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

On February 3, 2017, bioMérieux, S.A. and bioMérieux, Inc. (collectively “bioMérieux”) filed suit against the Company in the United States District Court for the Middle District of North Carolina ("MDNC"), alleging that the Company’s HIV products, including blood screening products previously manufactured by the Company for its former blood screening partner Grifols Diagnostic Solutions Inc. ("Grifols USA"), infringe U.S. Patent Nos. 8,697,352 and 9,074,262. On January 3, 2018, the MDNC Court granted the parties’ consent motion to transfer the case to Delaware. On June 11, 2019, the Court issued a claim construction ruling regarding the disputed terms in the patents. Motions for summary judgment were filed by the parties on September 30, 2019. A hearing on these motions was held on December 18, 2019, and the trial is scheduled to begin on February 18, 2020. The Company filed petitions for inter partes review of the asserted patents on February 6, 2018. The USPTO denied the Company’s petitions for inter partes review in August and September, 2018. The Company filed requests for rehearing of the denial orders, which requests were denied. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or range of estimates, of potential losses.

On July 27, 2016, plaintiff ARcare, Inc., individually and as putative representative of a purported nationwide class, filed a complaint against Cynosure, Inc. ("Cynosure"). The plaintiff alleges that Cynosure violated the Telephone Consumer

Protection Act by: (i) sending fax advertisements that did not comply with statutory and Federal Communications Commission requirements that senders provide recipients with certain information about how to opt out from receiving faxed advertisements in the future; and (ii) sending unsolicited fax advertisements. The complaint sought damages, declaratory and injunctive relief, and attorneys’ fees on behalf of a purported class of all recipients of purported fax advertisements that the plaintiff alleges did not receive an adequate opt-out notice. On September 30, 2016, Cynosure answered the complaint and denied liability. On September 7, 2016, the plaintiff sent a demand letter seeking a class settlement for statutory damages under Massachusetts General Laws, Chapter 93A § 9 (“Chapter 93A”). On October 7, 2016, Cynosure responded denying any liability under Chapter 93A, but offering the plaintiff statutory damages of $25 on an individual basis. In March 2017, Cynosure and ARcare entered into a settlement agreement, subject to court approval, which requires Cynosure to pay settlement compensation of $8.5 million notwithstanding the number of claims filed. If approved, Cynosure would receive a full release from the settlement class concerning the conduct alleged in the complaint. On March 14, 2019, the Court entered an order providing preliminary approval of the settlement. During a hearing on July 11, 2019, the Court requested additional information from the parties in assessing whether to grant final approval of the settlement. The Company will indemnify CD&R for this matter and continues to have $8.5 million accrued for this matter as of December 28, 2019.

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

(10) Net Income Per Share
A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended
	December 28, 2019	December 29, 2018
Basic weighted average common shares outstanding	267,893	270,590
Weighted average common stock equivalents from assumed exercise of stock options and issuance of stock units	1,828	1,782
Diluted weighted average common shares outstanding	269,721	272,372
Weighted-average anti-dilutive shares related to:
Outstanding stock options	1,290	3,339
Stock Units	1	4

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

(11) Stock-Based Compensation
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Operations:

	Three Months Ended
	December 28, 2019	December 29, 2018
Cost of revenues	$2.0	$2.0
Research and development	2.4	2.7
Selling and marketing	2.8	2.7
General and administrative	10.9	9.7
	$18.1	$17.1

The Company granted options to purchase 0.8 million and 0.9 million shares of the Company's common stock during the three months ended December 28, 2019 and December 29, 2018, respectively, with weighted-average exercise prices of $45.67 and $40.96, respectively. There were 5.7 million options outstanding at December 28, 2019 with a weighted-average exercise price of $37.66.
The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended
	December 28, 2019	December 29, 2018
Risk-free interest rate	1.7%	3.0%
Expected volatility	33.6%	34.3%
Expected life (in years)	4.8	4.8
Dividend yield	—	—
Weighted average fair value of options granted	$13.83	$13.41

The Company granted 0.7 million and 0.9 million restricted stock units (RSUs) during the three months ended December 28, 2019 and December 29, 2018, respectively, with weighted-average grant date fair values of $45.64 and $40.98 per unit, respectively. In addition, the Company granted 0.1 million and 0.1 million performance stock units (PSUs) during the three months ended December 28, 2019 and December 29, 2018, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $45.65 and $40.97 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company also granted 0.1 million of PSUs based on a one-year free cash flow measure (FCF) to its senior management team, which had a grant date fair value of $45.65. Each recipient of FCF PSUs is eligible to receive between zero and 200% of the target number of shares of the Company's common stock at the end of the one year measurement period, but the FCF PSUs vest at the end of the three year service period. The Company is recognizing compensation expense for PSUs and FCF PSUs ratably over the required service period based on its estimate of the number of shares that will vest. If there is a change in the estimate of the number of shares that are probable of vesting, the Company cumulatively adjusts compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million and 0.1 million market based awards (MSUs) to its senior management team during the nine months ended December 28, 2019 and December 29, 2018, respectively. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $43.78 and $55.13 per share using the Monte Carlo simulation model. The Company is recognizing compensation expense for the MSUs ratably over the service period. At December 28, 2019, there was 2.6 million in aggregate RSUs, PSUs, FCF PSUs and MSUs outstanding.
At December 28, 2019, there was $30.4 million and $85.9 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, PSUs, FCF PSUs and MSUs), respectively, to be recognized over a weighted-average period of 2.8 and 2.2 years, respectively.

(12) Other Balance Sheet Information

	December 28, 2019	September 28, 2019
Inventories
Raw materials	$154.5	$166.1
Work-in-process	54.0	54.5
Finished goods	172.3	224.3
	$380.8	$444.9

Property, plant and equipment
Equipment	$385.2	$379.2
Equipment under customer usage agreements	448.2	435.5
Building and improvements	170.2	196.7
Leasehold improvements	43.6	61.7
Land	40.7	46.3
Furniture and fixtures	15.1	17.5
	1,103.0	1,136.9
Less – accumulated depreciation and amortization	(651.0)	(666.0)
	$452.0	$470.9

(13) Business Segments and Geographic Information
During the first fiscal quarter of 2020 and during fiscal 2019, the Company had five reportable segments: Diagnostics, Breast Health, GYN Surgical, Medical Aesthetics and Skeletal Health. The Company completed the sale of its Medical Aesthetics business on December 30, 2019 (the beginning of the second quarter of fiscal 2020). The Company measures and evaluates its reportable segments based on segment revenues and operating income adjusted to exclude the effect of non-cash charges, such as intangible asset amortization expense, intangible asset and goodwill impairment charges, acquisition related fair value adjustments and integration expenses, restructuring, divestiture and facility consolidation charges and other one-time or unusual items.

Identifiable assets for the five principal operating segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its five reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three months ended December 28, 2019 and December 29, 2018. Segment information is as follows:

	Three Months Ended
	December 28, 2019	December 29, 2018
Total revenues:
Diagnostics	$311.5	$296.6
Breast Health	331.1	324.7
GYN Surgical	119.1	108.4
Medical Aesthetics	65.3	79.8
Skeletal Health	23.5	21.2
	$850.5	$830.7
Income (loss) from operations:
Diagnostics	$49.5	$43.3
Breast Health	93.9	97.8
GYN Surgical	31.5	27.0
Medical Aesthetics	(51.0)	(25.2)
Skeletal Health	0.9	(2.4)
	$124.8	$140.5
Depreciation and amortization:
Diagnostics	$59.1	$61.8
Breast Health	10.0	9.3
GYN Surgical	21.0	22.0
Medical Aesthetics	4.1	25.5
Skeletal Health	0.2	0.2
	$94.4	$118.8
Capital expenditures:
Diagnostics	$18.1	$14.4
Breast Health	6.4	2.1
GYN Surgical	5.3	3.5
Medical Aesthetics	1.4	1.1
Skeletal Health	0.1	0.3
Corporate	0.2	1.2
	$31.5	$22.6

	December 28, 2019	September 28, 2019
Identifiable assets:
Diagnostics	$2,232.9	$2,276.6
Breast Health	1,199.3	1,127.8
GYN Surgical	1,303.4	1,328.6
Medical Aesthetics	132.7	159.3
Skeletal Health	31.7	27.3
Corporate	1,411.9	1,522.5
	$6,311.9	$6,442.1

The Company had no customers that represented greater than 10% of consolidated revenues during the three months ended December 28, 2019 and December 29, 2018.
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
Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended
	December 28, 2019	December 29, 2018
United States	74.4%	74.9%
Europe	12.9%	12.2%
Asia-Pacific	8.3%	8.4%
Rest of World	4.4%	4.5%
	100.0%	100.0%

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

The Company’s effective tax rate for the three months ended December 28, 2019 was a benefit of 296.1% compared to a provision of 5.5% for the corresponding period in the prior year. The effective tax rate for the three months ended December 28, 2019 differed from the statutory tax rate primarily due to a $312.2 million discrete tax benefit related to the Medical Aesthetics business outside basis difference, partially offset by an increase in the Medical Aesthetics business valuation allowance.

The outside basis difference is the difference between the carrying amount of an entity's investment for financial reporting purposes, and the underlying tax basis in that investment. An outside tax-over-book basis difference in an investment in a subsidiary results in the recognition of a deferred tax asset only when it becomes apparent that the reversal of the temporary difference will occur in the foreseeable future. As the Medical Aesthetics business met the assets held-for-sale criteria during the three months ended December 28, 2019, the requirement for recognition of the deferred tax asset for the outside basis difference was also met.

For the three months ended December 29, 2018, the effective tax rate differed from the statutory tax rate primarily due to a $20.0 million discrete tax benefit recorded in the quarter related to an internal restructuring, earnings in jurisdictions subject to lower tax rates, and a $5.0 million benefit reduction from finalizing the computations under the Tax Cuts and Jobs Act enacted on December 22, 2017 (first quarter of fiscal 2018).

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

The Company was required to account for the internal restructuring discussed above under ASU 2016-16 and recorded a $29.1 million increase to income tax expense and income tax liabilities and a decrease of $49.1 million to deferred tax expense and net deferred tax liabilities for the three months ended December 29, 2018. The net result was an increase to net income of $20.0 million, or an earnings per share increase of $0.07.

Non-Income Tax Matters

The Company is subject to tax examinations for value added, sales-based, payroll, and other non-income tax items. A number of these examinations are ongoing in various jurisdictions. The Company takes certain non-income tax positions in the jurisdictions in which it operates pursuant to ASC 450. In the normal course of business, the Company's positions and conclusions related to its non-income tax positions could be challenged, resulting in assessments by governmental authorities. While the Company believes estimated losses previously recorded are reasonable, certain audits are still ongoing and additional charges could be recorded in the future.

(15) Intangible Assets and Goodwill
Intangible assets consisted of the following:

Description	As of December 28, 2019		As of September 28, 2019
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$3,909.3	$2,716.7	$3,927.7	$2,654.8
Customer relationships	527.7	454.5	525.5	447.5
Trade names	244.7	173.6	245.4	171.1
Distribution agreement	—	—	2.5	—
Non-competition agreements	1.5	1.0	1.4	0.9
Business licenses	2.3	2.2	2.3	2.2
Total acquired intangible assets	$4,685.5	$3,348.0	$4,704.8	$3,276.5

Internal-use software	50.8	40.9	53.9	43.4
Capitalized software embedded in products	27.7	8.1	27.9	6.9
Total intangible assets	$4,764.0	$3,397.0	$4,786.6	$3,326.8

In the first quarter of fiscal 2020, the Company's Medical Aesthetics business met the criteria to be designated as assets held-for-sale. As a result, the Company recorded a $30.2 million charge to record the asset group at fair value less costs to sell. In addition, developed technology, customer lists, tradenames, and distribution agreement related to Medical Aesthetics of $24.1 million, $0.9 million, $2.0 million, and $1.2 million, respectively, were reclassified accordingly in the Company's Consolidated Balance Sheet to assets held-for-sale as of December 28, 2019.

The estimated remaining amortization expense of the Company's acquired intangible assets as of December 28, 2019 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2020	$213.7
Fiscal 2021	$263.6
Fiscal 2022	$253.2
Fiscal 2023	$155.8
Fiscal 2024	$144.8

(16) Product Warranties
Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Acquired	Settlements/ Adjustments	Balance at End of Period
Three Months Ended:
December 28, 2019	$13.9	$3.8	$0.5	$(4.1)	$14.1
December 29, 2018	$15.9	$2.6	$—	$(3.4)	$15.1

(17) Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated balances of other comprehensive loss for the periods presented:

	Three Months Ended December 28, 2019
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Hedged Interest Rate Swaps	Total
Beginning Balance	$(41.4)	$(1.7)	$(2.7)	$3.5	$(42.3)
Other comprehensive income (loss) before reclassifications	8.3	—	—	4.0	12.3
Amounts reclassified to statement of income	—	—	1.3	—	1.3
Ending Balance	$(33.1)	$(1.7)	$(1.4)	$7.5	$(28.7)

	Three Months Ended December 29, 2018
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(26.6)	$(1.1)	$2.2	$(25.5)
Other comprehensive income (loss) before reclassifications	(3.2)	—	(3.9)	(7.1)
Amounts reclassified to statement of income	—	—	0.7	0.7
Ending Balance	$(29.8)	$(1.1)	$(1.0)	$(31.9)

(18) Share Repurchase
On June 13, 2018, the Board of Directors authorized a share repurchase plan to repurchase up to $500.0 million of the Company's outstanding common stock. This share repurchase plan was effective August 1, 2018 and expires on March 27, 2020. Under this authorization, during the first quarter of fiscal 2020, the Company repurchased 1.5 million shares of its common stock for a total consideration of $80.9 million. As of December 28, 2019, $130.6 million remained under this authorization. Subsequent to December 28, 2019, the Company repurchased 0.9 million shares of its common stock for a total consideration of $50.0 million.
On November 19, 2019, the Board of Directors authorized the Company to repurchase up to $205 million of its outstanding shares pursuant to an accelerated share repurchase ("ASR") agreement. On November 22, 2019, the Company executed the ASR agreement with Goldman Sachs & Co. ("Goldman Sachs") pursuant to which the Company will repurchase $205 million of the Company's common stock. The initial delivery, of approximately 80% of the shares under the ASR, was 3.3 million shares for which the Company has initially allocated $164.0 million of the $205 million paid to Goldman Sachs. The number of shares of Hologic's common stock that Hologic may receive, or may be required to remit, upon final settlement under the agreement will be based upon the average daily volume weighted-average price of Hologic's common stock during the term of the program, less a negotiated discount. Final settlement of the transaction under the ASR is expected to occur in the second quarter of fiscal 2020. If Hologic is obligated to make an adjustment payment to Goldman Sachs under the ASR, Hologic is able to satisfy such obligation in shares of Hologic's common stock or cash. The Company evaluated the nature of the forward contract aspect of the ASR under ASC 815 and concluded equity classification was appropriate.

On November 19, 2019, the Board of Directors also authorized a new share repurchase plan to repurchase up to $500.0 million of the Company's outstanding common stock, effective at the beginning of the third quarter of fiscal 2020.

(19) New Accounting Pronouncements

See Note 1 for Recently Adopted Accounting Pronouncements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) and subsequently a number of improvements. The guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The updated guidance is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in fiscal 2021. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-13, as well as all codification improvements in ASU 2019-04, ASU 2019-10 and ASU 2019-11, on its consolidated financial position and results of operations.

In November 2019, the FASB issued ASU No. 2019-08, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). The guidance identifies, evaluates, and improves areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided. The amendments in that Update expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. For entities that have adopted the amendments in Update 2018-07, the updated guidance is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in fiscal 2021. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2019-08 on its consolidated financial position and results of operations.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The specific areas of potential simplification in this Update were submitted by stakeholders as part of the Simplification Initiative. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact of the adoption of ASU 2019-12 on its consolidated financial position and results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements regarding:

•	the effect of the continuing worldwide macroeconomic uncertainty, including the UK's decision to leave the European Union (known as Brexit), on our business and results of operations;

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including those set forth under "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report, if any, as well as those described in our Annual Report on Form 10-K for the fiscal year ended

September 28, 2019 or any other of our subsequently filed reports. We qualify all of our forward-looking statements by these cautionary statements.
OVERVIEW
We are a developer, manufacturer and supplier of premium diagnostics products, medical imaging systems, surgical products and light-based aesthetic and medical treatments systems with an emphasis on women's health. During the first quarter of fiscal 2020, we operated in five segments: Diagnostics, Breast Health, GYN Surgical, Medical Aesthetics and Skeletal Health. We sell and service our products through a combination of direct sales and service personnel and a network of independent distributors and sales representatives.
We offer a wide range of diagnostic products which are used primarily to aid in the diagnosis of human diseases. Our primary diagnostics products include our Aptima family of molecular diagnostic assays, which run on our advanced instrumentation systems (Panther and Tigris), our ThinPrep cytology system, and the Rapid Fetal Fibronectin Test. The Aptima family of molecular diagnostic assays is used to detect, among other things, the infectious microorganisms that cause the common sexually transmitted diseases, or STDs, such as chlamydia and gonorrhea, certain high-risk strains of human papillomavirus, or HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. In addition, the Aptima portfolio includes quantitative viral load tests for HIV, Hepatitis C and Hepatitis B. The Aptima portfolio also includes diagnostic tests for a range of acute respiratory ailments that are run on the Panther Fusion system, a field upgradeable instrument addition to the Panther. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth.
Our Breast Health products include a broad portfolio of solutions for breast cancer care for radiology, pathology and surgery. These solutions include breast imaging and analytics, such as our 2D and 3D mammography systems and reading workstations, minimally invasive breast biopsy guidance systems and devices, breast biopsy site markers and localization, specimen radiology, ultrasound and connectivity solutions. Our most advanced breast imaging platform, Selenia Dimensions and 3Dimensions, utilizes a technology called tomosynthesis to produce 3D images that show multiple contiguous slice images of the breast, which we refer to as the Genius 3D Mammography exam, as well as conventional 2D full field digital mammography images. Our clinical results for FDA approval demonstrated that conventional 2D digital mammography with the addition of 3D tomosynthesis is superior to 2D digital mammography alone for both screening and diagnostics for women of all ages and breast densities. In addition, through our acquisitions of Faxitron Bioptics, LLC ("Faxitron") and Focal we have expanded our product portfolio to include breast conserving surgery products.
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
Our Medical Aesthetics segment offered a portfolio of aesthetic treatment systems, including SculpSure, PicoSure and MonaLisa Touch, that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, reduce fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus, ablate sweat glands and improve gynecologic health. This segment also marketed our TempSure radio frequency, or RF, energy sourced platform that offered both non-surgical and surgical aesthetic treatments and procedures.
On November 20, 2019, we entered into a definitive agreement to sell our Medical Aesthetics business to Clayton Dubilier & Rice ("CD&R") for a sales price of $205.0 million in cash, less certain adjustments. The sale was completed on December 30, 2019 (the beginning of the second quarter of fiscal 2020), and the Company received cash proceeds of $153.4 million. The sales price remains subject to adjustment upon finalization pursuant to the terms of the definitive agreement. As a result, we recorded a $30.2 million impairment charge in the first quarter of fiscal 2020 to record the asset group to its fair value less costs to dispose as it met the assets held-for-sale criteria. See Note 6 to our consolidated financial statements included herein. Following the sale of our Medical Aesthetics business, we do not anticipate to receive any further revenue related to this business, although additional expenses may be incurred. In addition, we will be providing transition services for a period of up to 15 months.
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
Trademark Notice
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 2D Dimensions, 3Dimensions, 3D Mammography, 3D Performance, Aptima, ATEC, BioZorb, Clarity HD, Classic, Dimensions, Emsor, Eviva, Faxitron, Fluent, Fluoroscan, Focal, Fusion, Insight FD, Intelligent 2D, Genius, Genius 3D Mammography, GYN Surgical, Horizon DXA, MyoSure, NovaSure, NovaSure ADVANCED, PAC, Panther, Panther Fusion, Selenia, SmartCurve, SuperSonic Imagine, ThinPrep, and Tigris. Cynosure, MonaLisa Touch, PicoSure, SculpSure, and TempSure remain trademarks of Cynosure, which we no longer own following the sale of our Medical Aesthetics business on December 30, 2019.

ACQUISITIONS

SuperSonic Imagine

On August 1, 2019, we acquired approximately 46% of the outstanding shares of SuperSonic Imagine S. A., or SSI. SSI, headquartered in France, specializes in ultrasound imaging and designs, develops and markets an ultrasound platform used in the non-invasive care path for the characterization of breast, liver or prostate diseases. We initially accounted for this investment as an equity method investment.

On November 21, 2019, we acquired an additional 7.6 million shares of SSI for $12.6 million. As a result, we owned approximately 78% of the outstanding shares of SSI at November 21, 2019 and controlled SSI's voting interest and operations. We performed purchase accounting as of November 21, 2019 and beginning on that date the financial results of SSI are included within our consolidated financial statements. We remeasured the initial investment of 46% of the outstanding shares of SSI to its fair value at the acquisition date, resulting in a gain of $3.2 million in the first quarter of fiscal 2020. The total purchase price was $69.3 million, which consisted of $17.9 million for the equity method investment in SSI, $12.6 million for shares acquired on November 21, 2019, $30.2 million for loans we provided to SSI prior to the acquisition that are considered forgiven, and $8.6 million representing the fair value of the noncontrolling interests as of November 21, 2019. Based on our preliminary purchase price allocation, we have allocated $39.8 million of the purchase price to the preliminary value of intangibles and $28.7 million to goodwill. The allocation of the purchase price is preliminary as we continue to gather information supporting the acquired assets and liabilities.

RESULTS OF OPERATIONS
All dollar amounts in tables are presented in millions.
Product Revenues

	Three Months Ended
	December 28, 2019		December 29, 2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$306.5	36.0%	$290.1	34.9%	$16.4	5.7%
Breast Health	208.0	24.5%	205.7	24.8%	2.3	1.1%
GYN Surgical	118.6	14.0%	108.2	13.0%	10.4	9.6%
Medical Aesthetics	49.7	5.8%	64.8	7.8%	(15.1)	(23.3)%
Skeletal Health	16.5	1.9%	14.3	1.7%	2.2	15.4%
	$699.3	82.2%	$683.1	82.2%	$16.2	2.4%
We generated an increase in product revenues of 2.4% compared to the corresponding period in the prior year. In the current quarter, we had increases across all our business segments except Medical Aesthetics, our recently divested segment, which experienced a decline in volume of Icon, SculpSure and MonaLisa Touch system sales.
In the current quarter, Diagnostics product revenues increased $16.4 million or 5.7% primarily due to increases in Molecular Diagnostics of $15.3 million and in Cytology & Perinatal of $2.7 million partially offset by a decline of $1.6 million from blood screening, which we divested in the second quarter of fiscal 2017 but for which we continue to provide long-term access to Panther instrumentation and certain supplies. Molecular Diagnostics product revenue (excluding blood screening) was $176.6 million in the current quarter compared to $161.3 million in the corresponding period in the prior year. The increase was primarily attributable to sales volume of our Aptima family of assays, which increased $9.3 million on a worldwide basis primarily due to our increased installed base of Panther instruments. This installed base is driving higher volumes of assay testing, which is partially offset by a slight decline in average selling prices. In addition, we had an increase in worldwide sales of our virology products and our newer Fusion assays. Cytology & Perinatal product revenue increased in the current quarter primarily due to higher international ThinPrep test volumes partially offset by lower domestic ThinPrep test volumes, which we primarily attribute to screening interval expansion as well as a slight decline in average selling prices. The increase in revenues was partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies.

Breast Health product revenues increased $2.3 million or 1.1% in the current quarter compared to the corresponding period in the prior year primarily due the inclusion of SSI which contributed $5.7 million of product revenue in the current quarter. We obtained control of SSI and began consolidating their results for the last fiscal month of the quarter. In addition, we had increased sales of our interventional breast solutions ATEC and Eviva disposables and from our breast conserving surgery products, primarily the products from the Faxitron acquisition. Overall, our digital mammography systems and related components revenue decreased in the current quarter compared to the prior year corresponding quarter. While we experienced increased unit volumes of our newest 3Dimensions and 3D Performance systems, this was more than offset by lower volumes of our older 3D systems and 3D software upgrades, a slight decline in average selling prices of our 3D units, and sale declines of our workflow products, consisting of Intelligent 2D, Clarity HD, and SmartCurve upgrades. The increase in revenues was partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies.
GYN Surgical product revenues increased $10.4 million or 9.6% in the current quarter compared to the corresponding period in the prior year primarily due to increases in the volume of MyoSure system sales of $6.0 million and increases in Fluent systems sales of $4.1 million. These increases were partially offset by decreases in NovaSure systems sales of $1.9 million in the current quarter compared to the corresponding period in the prior year. We attribute the decrease in NovaSure sales primarily to increased competition and a stagnant market for endometrial ablation in the U.S. In addition, we have experienced a slight reduction in average selling prices across many of our MyoSure and Novasure devices, which were partially offset by an increase in sales volume for the higher priced NovaSure ADVANCED device.
Medical Aesthetics product revenue decreased $15.1 million or (23.3)% in the current quarter compared to the corresponding period in the prior year which we believe is largely due to deal disruption and uncertainty with our customers created by our announcement that we were selling this business, as well as increased competition for body contouring products, continued challenges in our domestic sales force, and the continued negative impact of the FDA pubic letter regarding the efficacy of devices used for so called "vaginal rejuvenation" procedures. On a worldwide basis, sales were down across all of the business's key product lines. The revenue decline was also due to the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies. As noted above, we divested the Medical Aesthetics segment on December 30, 2019, the beginning of our second quarter of fiscal 2020.
Skeletal Health product revenues increased $2.2 million or 15.4% in the current quarter compared to the corresponding period in the prior year primarily due to an increase in sales volume of our Horizon DXA systems, which was partially offset by lower sales volume of our Insight FD mini C-arm system.
Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended
	December 28, 2019	December 29, 2018
United States	73.6%	73.9%
Europe	13.3%	12.5%
Asia-Pacific	8.4%	8.7%
Rest of World	4.7%	4.9%
	100.0%	100.0%
In the current quarter compared to the corresponding period in the prior year, the percentage of product revenue derived from the U.S. decreased while the Rest of World increased which we primarily attributed to strong international growth in molecular diagnostics and revenue from SSI, which is predominantly based in Europe and China.
Service and Other Revenues

	Three Months Ended
	December 28, 2019		December 29, 2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$151.2	17.8%	$147.6	17.8%	$3.6	2.4%

Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment, and to a lesser extent, the Medical Aesthetics business. The Breast Health business continues to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period. The Medical Aesthetics business represented 10.3% and 10.2% of service and other revenues in the current quarter and corresponding period in the prior year, respectively. Service revenues increased 2.4% in the current quarter compared to the corresponding period in the prior year primarily due to higher installation services and service contract conversion and renewal rates for our Breast Health business.
Cost of Product Revenues

	Three Months Ended
	December 28, 2019		December 29, 2018		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$237.5	34.0%	$232.1	34.0%	$5.4	2.3%
Amortization of Intangible Assets	63.6	9.1%	81.0	11.9%	(17.4)	(21.5)%
Impairment of Intangible Assets	25.8	3.7%	—	—%	25.8	100.0%
	$326.9	46.8%	$313.1	45.9%	$13.8	4.4%
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 34.0% in the current quarter compared to 34.0% in the corresponding period in the prior year.
Diagnostics' product costs as a percentage of revenue decreased in the current quarter compared to the corresponding period in the prior year primarily due to Molecular Diagnostics' improved gross margin from increased volume of Aptima assays and viral assays and favorable manufacturing variances. These cost decreases were partially offset by the impact of the adoption of the new lease rules in the first quarter of fiscal 2020 for a small number of reagent rental contracts that were classified as sales-type leases resulting in additional up-front costs without corresponding revenue and higher field service costs as the installed base of equipment continues to grow.
Breast Health’s product costs as a percentage of revenue increased in the current quarter compared to the corresponding periods in the prior year primarily due to a decrease in our higher-margin workflow products, consisting of Intelligent 2D, Clarity HD, and SmartCurve upgrades, a decrease in 3D software upgrades, and a slight decline in average selling prices of our 3D systems. The increase in costs as a percentage of revenue was partially offset by favorable manufacturing and purchase price variances and the prior year period included an additional charge of $1.8 million related to the impact of stepping-up the acquired inventory to fair value in purchase accounting for the Focal acquisition in the first quarter of fiscal 2019.
GYN Surgical’s product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year primarily due to increased sales of Fluent, which is a lower-margin product, and continued product mix shift. This trend was partially offset by an increase in sales volume in the current quarter for the higher margin NovaSure ADVANCED device compared to the Classic device.
Medical Aesthetics' product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year primarily due to lower sales volume, unfavorable product mix as we sold fewer units of our higher margin SculpSure laser and related PAC keys and MonaLisa Touch device, and unfavorable manufacturing variances.
Skeletal Health’s product costs as a percentage of revenue were consistent in the current quarter compared to the corresponding period in the prior year with increased sales volume of our Horizon DXA systems at consistent margins.
Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense decreased in the current quarter compared to the corresponding period in the prior year primarily due to lower amortization from intangible assets acquired in the Cynosure acquisition which were written down in fiscal 2019 (partially offset by shortening the remaining life of certain assets) and lower amortization of intangible assets acquired in the Cytyc acquisition which reduce over time.

Impairment of Intangible Assets. As discussed in Note 6 to the consolidated financial statements, we recorded an aggregate impairment charge of $30.2 million during the first quarter of fiscal 2020. The impairment charge was allocated to the Medical Aesthetics long-lived assets, of which $25.8 million was allocated to developed technology assets and written off to cost of revenues.
Cost of Service and Other Revenues

	Three Months Ended
	December 28, 2019		December 29, 2018		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$89.8	59.4%	$83.5	56.6%	$6.3	7.5%
Service and other revenues gross margin decreased to 40.6% in the current quarter compared to 43.4% in the corresponding period in the prior year primarily due increased field service and parts costs in Breast Health and increase freight and field service costs in Medical Aesthetics.
Operating Expenses

	Three Months Ended
	December 28, 2019		December 29, 2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$61.2	7.2%	$53.2	6.4%	$8.0	15.1%
Selling and marketing	144.9	17.0%	146.0	17.6%	(1.1)	(0.8)%
General and administrative	88.5	10.4%	78.6	9.5%	9.9	12.6%
Amortization of intangible assets	9.1	1.1%	14.1	1.7%	(5.0)	(35.5)%
Impairment of intangible assets and equipment	4.4	0.5%	—	—%	4.4	—%
Restructuring charges	0.9	0.1%	1.7	0.2%	(0.8)	(47.1)%
	$309.0	36.3%	$293.6	35.3%	$15.4	5.2%
Research and Development Expenses. Research and development expenses increased 15.1% in the current quarter compared to the corresponding period in the prior year primarily due to higher compensation expense in Breast Health and Diagnostics primarily due to increased headcount, increased consulting and project spend, and higher software development expenses in Diagnostics. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses decreased (0.8)% in the current quarter compared to the corresponding period in the prior year primarily due to a reduction in marketing initiatives, trade show expenses and consulting expenses and lower commissions in Medical Aesthetics, partially offset by an increase in commissions and third-party commissions in Breast Health and Surgical from higher revenues and related expenses attributable to SSI.
General and Administrative Expenses. General and administrative expenses increased 12.6% in the current quarter compared to the corresponding period in the prior year primarily due to higher compensation and benefits principally driven by our deferred compensation plan, project expenses incurred related to the disposition of Medical Aesthetics, an increase in acquisition-related expenses for due diligence, consulting and contingent consideration. These increases were partially offset by acquisition-related holdback and accrual reversals and lower legal expenses as the prior year period included higher litigation costs related to the Fuji, Enzo and Minerva lawsuits.
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

Amortization expense decreased in the current quarter compared to the corresponding period in the prior year primarily due to lower amortization from the intangible assets acquired in the Cynosure acquisition which were written down in fiscal 2019.
Impairment of Intangible Assets. As discussed in Note 6 to the consolidated financial statements, we recorded an aggregate impairment charge of $30.2 million during the first quarter of fiscal 2020. The impairment charge was allocated to the Medical Aesthetics long-lived assets of which $4.4 million was written off to operating expenses.
Restructuring Charges. We have implemented various cost reduction initiatives to align our cost structure with our operations and related to integration activities. These actions have primarily resulted in the termination of employees. As a result, we recorded severance benefit charges of $0.9 million in the current quarter. In the prior year, we recorded severance benefit charges of $1.9 million, which was partially offset by a benefit of $0.2 million related to a lease termination contract.
Interest Expense

	Three Months Ended
	December 28, 2019	December 29, 2018	Change
	Amount	Amount	Amount	%
Interest Expense	$(32.8)	$(36.1)	$3.3	(9.1)%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense in the current quarter decreased primarily due a decrease in LIBOR year over year, the basis for determining interest expense under our 2018 Credit Agreement, and overall lower debt balances in the current year partially offset by lower proceeds received under our interest rate cap agreements that hedge the variable interest rate under our credit facilities in the current quarter compared to the corresponding period in the prior year.
Debt Extinguishment Loss

	Three Months Ended
	December 28, 2019	December 29, 2018	Change
	Amount	Amount	Amount	%
Debt Extinguishment Loss	$—	$(0.8)	$0.8	—%
In the first quarter of fiscal 2019, we entered into the 2018 Credit Agreement with Bank of America, N.A. The proceeds under the 2018 Agreement were used to pay off the Term Loan and Revolver outstanding under the 2017 Credit Agreement. In connection with this transaction, we recorded a debt extinguishment loss of $0.8 million in the first quarter of fiscal 2019.
Other Income (Expense), net

	Three Months Ended
	December 28, 2019	December 29, 2018	Change
	Amount	Amount	Amount	%
Other Income (Expense), net	$3.3	$(0.6)	$3.9	(650.0)%

For the current quarter, this account primarily consisted of a gain of $2.9 million on the cash surrender value of life insurance contracts related to our deferred compensation plan driven primarily by stock market gains and net gain of $3.2 million to reflect an adjustment to remeasure our initial investment in SSI in connection with purchase accounting, partially offset and net foreign currency exchange losses of $1.7 million primarily from mark-to-market of outstanding forward foreign currency exchange contracts, partially offset by realized gains from settling forward foreign currency contracts. For the first quarter of fiscal 2019, this account primarily consisted of a loss of $5.4 million on the cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market losses partially offset by net foreign currency exchange gains of $4.2 million primarily from the market-to-market of outstanding forward foreign currency exchange contracts, and a gain of $0.8 million on the sale of an investment.
(Benefit) Provision for Income Taxes

	Three Months Ended
	December 28, 2019	December 29, 2018	Change
	Amount	Amount	Amount	%
(Benefit) Provision for Income Taxes	$(288.4)	$5.7	$(294.1)	**
** Percentage not meaningful

Our effective tax rate for the three months ended December 28, 2019 was a benefit of 296.1% compared to a provision of 5.5% for the corresponding period in the prior year. The effective tax rate for the three months ended December 28, 2019 differed from the statutory tax rate primarily due to a $312.2 million discrete tax benefit related to the Medical Aesthetics business outside basis difference, partially offset by an increase in the Medical Aesthetics business valuation allowance.
The outside basis difference is the difference between the carrying amount of an entity's investment for financial reporting purposes, and the underlying tax basis in that investment. An outside tax-over-book basis difference in an investment in a subsidiary results in the recognition of a deferred tax asset only when it becomes apparent that the reversal of the temporary difference will occur in the foreseeable future. As the Medical Aesthetics business met the assets held-for-sale criteria during the three months ended December 28, 2019, the requirement for recognition of the deferred tax asset for the outside basis difference was also met.
For the three months ended December 29, 2018, the effective tax rate differed from the statutory tax rate primarily due to a $20.0 million discrete tax benefit recorded in the quarter related to an internal restructuring, earnings in jurisdictions subject to lower tax rates, and a $5.0 million benefit reduction from finalizing the computations under the Tax Cuts and Jobs Act enacted on December 22, 2017 (first quarter of fiscal 2018).
Segment Results of Operations
We report our business as five segments: Diagnostics, Breast Health, GYN Surgical, Medical Aesthetics and Skeletal Health. The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019. We measure segment performance based on total revenues and operating income (loss). Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.
Diagnostics

	Three Months Ended
	December 28, 2019	December 29, 2018	Change
	Amount	Amount	Amount	%
Total Revenues	$311.5	$296.6	$14.9	5.0%
Operating Income	$49.5	$43.3	$6.2	14.3%
Operating Income as a % of Segment Revenue	15.9%	14.6%
Diagnostics revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the fluctuations in product revenues discussed above.

Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year due to an increase in gross profit from higher revenues with higher gross margins partially offset by an increase in operating expenses. Gross margin was 49.0% and 47.3% in the current quarter and corresponding prior year period, respectively. The increase in gross profit was primarily due to increased sales of our Aptima family of assays, viral assays and favorable product mix. The increase in operating expenses was primarily due to higher compensation expense, which were from increased headcount and increased research and development spend including software development expenses, partially offset by a decrease in marketing initiatives and a reduction in legal expenses.
Breast Health

	Three Months Ended
	December 28, 2019	December 29, 2018	Change
	Amount	Amount	Amount	%
Total Revenues	$331.1	$324.7	$6.4	1.9%
Operating Income	$93.9	$97.8	$(3.9)	(4.0)%
Operating Income as a % of Segment Revenue	28.4%	30.1%
Breast Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase of $2.3 million in product revenue discussed above and an increase of $4.1 million in service revenue related to continued conversion of a high percentage of the installed base of digital mammography systems to service contracts upon expiration of the warranty period and installation services.

Operating income for this business segment decreased in the current quarter compared to the corresponding period in the prior year due to an increase in operating expenses partially offset by an increase in gross profit. Gross margin was 57.4% and 57.8% in the current quarter and corresponding prior year period, respectively. The decrease in gross margin was primarily due to a decrease in our higher-margin workflow products, consisting of Intelligent 2D, Clarity HD, and SmartCurve upgrades, a decrease in 3D software upgrades, and a slight decline in average selling prices of our 3D systems, partially offset by favorable manufacturing and purchase price variances. The prior year period also included an additional charge of $1.8 million related to the impact of stepping-up the acquired inventory to fair value in purchase accounting for the Focal acquisition in the first quarter of fiscal 2019.

Operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to increased compensation expenses from higher headcount in the R&D department, increase in R&D project spend, increase in commissions and third party commissions, acquisition and integration expenses and the inclusion of $3.4 million of expenses from the SSI acquisition. These increases were partially offset by acquisition related holdback and accrual reversals and a decrease in legal expenses as a result of settling the Fuji litigation in the second quarter of fiscal 2019.
GYN Surgical

	Three Months Ended
	December 28, 2019	December 29, 2018	Change
	Amount	Amount	Amount	%
Total Revenues	$119.1	$108.4	$10.7	9.9%
Operating Income	$31.5	$27.0	$4.5	16.6%
Operating Income as a % of Segment Revenue	26.4%	24.9%
GYN Surgical revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in product revenues discussed above.
Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year primarily due to increased gross profit driven by higher revenue and higher gross margin partially offset by an increase in operating expenses. Gross margin was 66.3% and 65.4% in the current quarter and corresponding prior year period, respectively. The increase in gross margin was primarily due to lower intangible amortization expense in the current quarter, partially offset by lower product margins primarily due to product mix shift. Operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to increased compensation from higher sales headcount and increased commissions partially offset by decreased marketing initiative spend and lower legal expenses.
Medical Aesthetics

	Three Months Ended
	December 28, 2019	December 29, 2018	Change
	Amount	Amount	Amount	%
Total Revenues	$65.3	$79.8	$(14.5)	(18.2)%
Operating Loss	$(51.0)	$(25.2)	$(25.8)	102.4%
Operating Loss as a % of Segment Revenue	(78.1)%	(31.6)%
Medical Aesthetics revenue decreased in the current quarter compared to the corresponding period in the prior year primarily due to the fluctuations in product revenue discussed above.
The operating loss for this business segment increased in the current quarter compared to the corresponding period in the prior year primarily due to an impairment charge of $30.2 million described above and the reduction in revenues and associated gross profit. In the current quarter we also incurred expenses related to the project to dispose of the Medical Aesthetics business. The lower gross profit and the disposition expenses (exclusive of the impairment charge) were largely offset by lower sales expense primarily due to lower commissions and lower intangible asset amortization expense.
Skeletal Health

	Three Months Ended
	December 28, 2019	December 29, 2018	Change
	Amount	Amount	Amount	%
Total Revenues	$23.5	$21.2	$2.3	10.9%
Operating Income (Loss)	$0.9	$(2.4)	$3.3	**
Operating Income (Loss) as a % of Segment Revenue	3.8%	(11.3)%
** Percentage not meaningful
Skeletal Health revenues increased in the current quarter compared to the corresponding periods in the prior year primarily due to the fluctuations in product revenues discussed above.
This business segment had operating income in the current quarter compared to operating loss in the corresponding period in the prior year primarily due to increased gross profit driven by higher product revenue, higher gross margin and a decrease in operating expenses. The overall gross margin was 42.0% compared to 38.2% in the corresponding period in the prior year. The increase in gross margin was primarily due to increased sales volume of our Horizon DXA systems.
Operating expenses decreased in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in corporate allocations. Partially offsetting the decrease was an increase in consulting fees.

LIQUIDITY AND CAPITAL RESOURCES
At December 28, 2019, our cash and cash equivalents totaled $381.5 million, which included $10.7 million of cash classified as assets held-for-sale. Including cash classified as assets held-for-sale, our cash and cash equivalents balance decreased by $220.3 million during the first three months of fiscal 2020 primarily due to cash used in financing and investing activities related to repurchases of common stock and capital expenditures, partially offset by cash generated from operating activities.

In the first three months of fiscal 2020, our operating activities provided cash of $113.9 million, primarily due to net income of $385.8 million, non-cash charges for depreciation and amortization aggregating $94.4 million, the Medical Aesthetics non-cash intangible asset impairment charge of $30.2 million and stock-based compensation expense of $18.1 million. These adjustments to net income were partially offset by a decrease in net deferred tax liabilities of $327.9 million primarily due to the recognition of the outside basis difference related to the sale of the Medical Aesthetics business. Cash provided by operations was negatively impacted by a net cash outflow of $87.2 million from changes in our operating assets and liabilities. The net cash outflow was driven primarily by a decrease in accounts payable of $55.4 million due to timing of payments, a decrease in accrued expenses of $22.6 million primarily due to annual bonus payments and commission payments, a decrease in deferred revenue of $10.3 million, and an increase in inventory of $14.9 million to meet anticipated demand. These outflows were partially offset by a decrease in accounts receivable of $17.6 million as a result of lower revenues in the first quarter of fiscal 2020 compared to the fourth quarter of fiscal 2019 while days sales outstanding remained consistent.
In the first three months of fiscal 2020, our investing activities used cash of $45.7 million primarily related to capital expenditures of $31.6 million, which primarily consisted of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware and software, and net cash payments of $11.8 million related to the SSI acquisition.
In the first three months of fiscal 2020, our financing activities used cash of $289.9 million primarily related to executing an accelerated share repurchase agreement for $205.0 million to repurchases of our common stock, $80.9 million for repurchases of our common stock on the open market, payments of $16.6 million for holdback payments related to the Faxitron and Focal acquisitions, and $10.9 million for employee-related taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $18.7 million from our equity plans and $16.0 million borrowed under our securitization program
Debt
We had total recorded debt outstanding of $3.07 billion at December 28, 2019, which was comprised of amounts outstanding under our 2018 Credit Agreement of $1.48 billion (principal of $1.49 billion), 2025 Senior Notes of $937.8 million (principal of $950.0 million), 2028 Senior Notes of $394.1 million (principal of $400.0 million), amounts outstanding under the accounts receivable securitization program of $250.0 million, and debt of $8.6 million assumed from SSI.
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

The credit facilities under the 2018 Credit Agreement consisted of:

•	A $1.5 billion secured term loan ("2018 Amended Term Loan") with a maturity date of December 17, 2023; and

•	A secured revolving credit facility (the "2018 Amended Revolver") under which the Company may borrow up to $1.5 billion, subject to certain sublimits, with a maturity date of December 17, 2023.

The borrowings of the 2018 Amended Term Loan bear interest at an annual rate equal to the Eurocurrency Rate (i.e., the LIBOR rate) plus an Applicable Rate, which was equal to 1.250% as of December 28, 2019. The borrowings of the 2018 Amended Revolver bear interest at a rate equal to the LIBOR Daily Floating Rate plus an Applicable Rate, which was equal to 1.250% as of December 28, 2019. As of December 28, 2019, we had no amounts outstanding under our 2018 Amendment Revolver and the interest rate under our 2018 Amended Term Loan was 3.04%.

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
Borrowings are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Company and its U.S. subsidiaries, with certain exceptions. For example, borrowings under the 2018 Credit Agreement are not secured by those accounts receivable that are transferred to the special purpose entity under the Company's Accounts Receivable Securitization program (discussed below).
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

The 2018 Credit Agreement contains two financial covenants (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each fiscal quarter. As of December 28, 2019, we were in compliance with these covenants.

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

Effective April 18, 2019, we entered into an amendment to extend the Securitization Program an additional year to April 17, 2020. Under the amendment, the maximum borrowing amount increased from $225.0 million to $250.0 million. As of December 28, 2019, $250.0 million was outstanding under the Securitization Program.

The Credit and Security Agreement contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, and an event of default upon a change of control. As of December 28, 2019, we were in compliance with these covenants.
Stock Repurchase Program
On June 13, 2018, the Board of Directors authorized a share repurchase plan to repurchase up to $500.0 million of our outstanding common stock. This share repurchase plan was effective August 1, 2018 and expires on March 27, 2020. Under this authorization, during the first quarter of fiscal 2020, we repurchased 1.5 million shares of our common stock for a total consideration of $80.9 million. As of December 28, 2019, $130.6 million was available under this authorization. Subsequent to December 28, 2019, we repurchased 0.9 million shares of our common stock for a total consideration of $50.0 million.
On November 19, 2019, the Board of Directors authorized the repurchase of up to $205 million of our outstanding shares pursuant to an accelerated share repurchase ("ASR") agreement. On November 22, 2019, we executed the ASR agreement with Goldman Sachs & Co. ("Goldman Sachs") pursuant to which we will repurchase $205 million of our common stock. The initial delivery, of approximately 80% of the shares under the ASR, was 3.3 million shares for which we initially allocated $164.0 million of the $205 million paid to Goldman Sachs. The number of shares of our common stock that we may receive, or may be required to remit, upon final settlement under the agreement will be based upon the average daily volume weighted-average price of our common stock during the term of the program, less a negotiated discount. Final settlement of the transaction under the ASR is expected to occur in the second quarter of fiscal 2020. If we are obligated to make an adjustment payment to Goldman Sachs under the ASR, we are able to satisfy such obligation in shares of our common stock or cash. We evaluated the nature of the forward contract aspect of the ASR under ASC 815 and concluded equity classification was appropriate.
On November 19, 2019, the Board of Directors also authorized a new share repurchase plan to repurchase up to $500.0 million of our outstanding common stock, effective at the beginning of the third quarter of fiscal 2020.

Legal Contingencies
We are currently involved in several legal proceedings and claims. In connection with these legal proceedings and claims, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed, as applicable in consultation with outside counsel, and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with ASC 450, Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such financial outcome can be reasonably estimated. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings. Information with respect to this disclosure may be found in Note 9 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Future Liquidity Considerations

We expect to continue to review and evaluate potential strategic transactions and alliances that we believe will complement our current or future business. Subject to the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report, if any, as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 or any other of our subsequently filed reports, and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this MD&A, we believe that our cash and cash equivalents, cash flows from operations, the cash available under our 2018 Amended Revolver and our Securitization Program will provide us with sufficient funds in order to fund our expected normal operations and debt payments over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our 2018 Credit Agreement, 2025 Senior Notes, 2028 Senior Notes and the Securitization Program. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowances. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” above and “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 or any other of our subsequently filed reports.
The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, equity investments, foreign currency contracts, interest rate cap and interest rate swap agreements, insurance contracts, accounts payable and debt obligations. Except for our outstanding 2025 Senior Notes and 2028 Senior Notes, the fair value of these financial instruments approximates their carrying amount. The fair value of our 2025 Senior Notes and 2028 Senior Notes as of December 28, 2019 was approximately $983.4 million and $424.0 million, respectively. Amounts outstanding under our 2018 Credit Agreement and Securitization Program of $1.5 billion and $250.0 million, respectively, as of December 28, 2019 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our 2025 Senior Notes, 2028 Senior Notes, 2018 Credit Agreement and Securitization Program. The 2025 Senior Notes and 2028 Senior Notes have fixed interest rates. Borrowings under our 2018 Credit Agreement currently bear interest at the Eurocurrency Rate (i.e., LIBOR) plus the applicable margin of 1.250% per annum. Borrowings under our Securitization Program currently bear interest at LIBOR plus the applicable margin of 0.70%.
As noted above, as of December 28, 2019, there was $1.5 billion of aggregate principal outstanding under the 2018 Credit Agreement and $250.0 million aggregate principal outstanding under the Securitization Program. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10%

adverse movement (increase in LIBOR rate) would increase annual interest expense by approximately $3.1 million. We entered into multiple interest rate cap agreements and an interest rate swap agreement to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding. The critical terms of the interest rate caps and interest rate swap were designed to mirror the terms of our LIBOR-based borrowings under the 2018 Credit Agreement and prior credit agreement, and therefore the interest rate caps and interest rate swap are highly effective at offsetting the cash flows being hedged. We designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal. These interest rate cap agreements expire through December 23, 2020, and the interest rate swap contract expires on December 17, 2023.
The UK Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts, including our 2018 Credit Agreement and related interest rate cap and swap agreements, and we cannot predict what alternative rate or benchmark would be negotiated or the extent to which this would adversely affect our interest rate and the effectiveness of our interest rate hedging activity.
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

We conduct business worldwide and maintain sales and service offices outside the United States as well as manufacturing facilities in Costa Rica and the United Kingdom. Our international sales are denominated in a number of currencies, primarily the Euro, U.S. dollar, UK Pound and Renminbi. The majority of our foreign subsidiaries' functional currency is the local currency, although certain foreign subsidiaries functional currency is the U.S. dollar based on the nature of their operations or functions. Our revenues denominated in foreign currencies are positively affected when the U.S. dollar weakens against them and adversely affected when the U.S. dollar strengthens. Fluctuations in foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency. We have executed forward foreign currency contracts and foreign currency option contracts to hedge a portion of results denominated in the Euro, UK Pound, Australian dollar, Japanese Yen, Chinese Yuan and Canadian dollar. These contracts do not qualify for hedge accounting. As a result, we may experience volatility in our Consolidated Statements of Income due to (i) the impact of unrealized gains and losses reported in other income, net from the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other income, net, whereas the offsetting economic gains and losses are reported in the line item of the underlying cash flow, for example, revenue.
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
As of December 28, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 28, 2019.
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for implementation of certain controls related to the adoption of FASB ASC Topic 842, Leases, effective September 29, 2019. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.
Information with respect to this Item may be found in Note 9 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended September 28, 2019.
Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 28, 2019 or any of our subsequently filed reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2) (3)
September 29, 2019 – October 26, 2019	2,700	$48.68	—	$—	$211.5
October 27, 2019 – November 23, 2019	84,420	46.28	—	—	211.5
November 24, 2019 – December 28, 2019	132,951	51.32	4,822,879	50.77	171.6
Total	220,071	$49.36	4,822,879	$50.77	$171.6
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

(2)
On June 13, 2018, the Board of Directors authorized another share repurchase plan to repurchase up to $500.0 million of our outstanding common stock. This share repurchase plan, which replaced the prior plan, was effective August 1, 2018 and expires on March 27, 2020. On November 19, 2019, the Board of Directors authorized a new share repurchase plan to repurchase up to $500.00 million of our outstanding common stock, effective at the beginning of the third quarter of fiscal 2020.

(3)
On November 22, 2019, the Company entered into an asset share repurchase ("ASR") agreement with Goldman Sachs. Under the ASR, Hologic agreed to purchase $205 million of Hologic’s common stock. The initial delivery was 3.3 million shares for which the Company has initially allocated $164.0 million of the $205 million paid to Goldman Sachs, based on the current market price of $50.02.

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

2.1	Securities Purchase Agreement, dated as of November 20, 2019, by and among Hologic, Inc., Hologic Holdings Limited and Lotus Buyer, Inc.	8-K	11/20/2019

10.1	Form of Performance Stock Unit Award Agreement (ROIC) (adopted fiscal 2020)(1)	8-K	11/8/2019

10.2	Form of Performance Stock Unit Award Agreement (relative TSR) (adopted fiscal 2020)(1)	8-K	11/8/2019

10.3	Form of Performance Stock Unit Award Agreement (FCF) (adopted fiscal 2020)(1)	8-K	11/8/2019

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition
_______________

(1)	Indicates management contract or compensatory plan, contract or arrangement.

* Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	January 29, 2020	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	January 29, 2020	/s/ Karleen M. Oberton

Karleen M. Oberton
Chief Financial Officer (Principal Financial Officer)