Form 10-Q
period 2020-03-28
HOLOGIC INC
filed 2020-04-29
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
As of April 23, 2020, 258,205,678 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Revenues:
Product	$623.6	$667.8	$1,322.9	$1,350.9
Service and other	132.5	150.6	283.7	298.2
	756.1	818.4	1,606.6	1,649.1
Costs of revenues:
Product	223.3	232.9	460.8	465.0
Amortization of acquired intangible assets	62.9	80.4	126.5	161.4
Impairment of intangible assets and equipment	—	374.6	25.8	374.6
Service and other	74.1	88.1	163.9	171.6
Gross profit	395.8	42.4	829.6	476.5
Operating expenses:
Research and development	49.3	57.3	110.4	110.5
Selling and marketing	110.6	133.5	255.4	279.5
General and administrative	66.5	89.9	155.1	168.5
Amortization of acquired intangible assets	10.1	14.1	19.2	28.2
Impairment of intangible assets and equipment	—	69.2	4.4	69.2
Restructuring and divestiture charges	2.9	1.6	3.9	3.3
	239.4	365.6	548.4	659.2
Income (loss) from operations	156.4	(323.2)	281.2	(182.7)
Interest income	1.3	0.8	3.5	2.1
Interest expense	(31.3)	(34.8)	(64.1)	(70.9)
Debt extinguishment loss	—	—	—	(0.8)
Other (expense) income, net	(7.5)	3.5	(4.2)	2.9
Income (loss) before income taxes	118.9	(353.7)	216.4	(249.4)
Provision (benefit) for income taxes	24.1	(81.1)	(264.3)	(75.4)
Net income (loss)	$94.8	$(272.6)	$480.7	$(174.0)
Net loss attributable to noncontrolling interest	(1.5)	—	(1.8)	—
Net income (loss) attributable to Hologic	$96.3	$(272.6)	$482.5	$(174.0)
Net income (loss) per common share attributable to Hologic:
Basic	$0.37	$(1.01)	$1.82	$(0.64)
Diluted	$0.36	$(1.01)	$1.81	$(0.64)
Weighted average number of shares outstanding:
Basic	263,238	269,235	265,566	269,913
Diluted	264,506	269,235	267,114	269,913

See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net income (loss)	$94.8	$(272.6)	$480.7	$(174.0)
Changes in foreign currency translation adjustment	(5.4)	2.4	2.9	(0.8)
Changes in value of hedged interest rate swaps and interest rate caps, net of tax of ($8.1) and ($6.4) for the three and six months ended March 28, 2020 and $0.3 and $0.8 for the three and six months ended March 30, 2019.

Loss recognized in other comprehensive income, net	(25.2)	(1.5)	(21.2)	(5.4)
Loss reclassified from accumulated other comprehensive loss to the statements of operations	0.4	0.5	1.7	1.2
Other comprehensive income (loss)	(30.2)	1.4	(16.6)	(5.0)
Comprehensive income (loss)	$64.6	$(271.2)	$464.1	$(179.0)
Components of comprehensive income (loss) attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	1.5	—	1.8	—
Comprehensive loss attributable to noncontrolling interest	1.5	—	1.8	—
Comprehensive income (loss) attributable to Hologic	$66.1	$(271.2)	$465.9	$(179.0)
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	March 28, 2020	September 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$799.8	$601.8
Accounts receivable, less reserves of $16.0 and $17.8, respectively	597.2	648.7
Inventories	401.3	444.9
Prepaid income taxes	62.6	34.9
Prepaid expenses and other current assets	75.7	62.8
Total current assets	1,936.6	1,793.1
Property, plant and equipment, net	445.3	470.9
Intangible assets, net	1,328.8	1,459.8
Goodwill	2,592.0	2,563.7
Other assets	519.1	154.6
Total assets	$6,821.8	$6,442.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$806.1	$271.4
Accounts payable	134.4	186.5
Accrued expenses	366.0	430.9
Deferred revenue	172.6	179.5
Finance lease obligation (capital lease obligation in 2019)	1.8	1.8
Total current liabilities	1,480.9	1,070.1
Long-term debt, net of current portion	2,749.3	2,783.6
Finance lease obligation - long term (capital lease obligation in 2019)	18.4	19.2
Deferred income tax liabilities	235.9	275.3
Deferred revenue	15.0	15.8
Other long-term liabilities	231.1	162.4
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 294,142 and 292,323 shares issued, respectively	2.9	2.9
Additional paid-in-capital	5,827.6	5,769.8
Accumulated deficit	(2,206.0)	(2,688.7)
Treasury stock, at cost – 35,941 and 24,638 shares, respectively	(1,479.5)	(926.0)
Accumulated other comprehensive loss	(58.9)	(42.3)
Total Hologic's stockholders’ equity	2,086.1	2,115.7
Noncontrolling interest	5.1	—
Total stockholders’ equity	2,091.2	2,115.7
Total liabilities and stockholders’ equity	$6,821.8	$6,442.1
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock			Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount	Noncontrolling Interest
Balance at September 29, 2018	289,900	$2.9	$5,671.3	$(2,494.0)	$(25.5)	19,812	$(725.9)	$—	$2,428.8
Accounting standard transition adjustment - ASC 606	—	—	—	6.4	—	—	—	—	6.4
Accounting standard transition adjustment - ASU 2016-16	—	—	—	2.5	—	—	—	—	2.5
Exercise of stock options	373	—	9.1	—	—	—	—	—	9.1
Vesting of restricted stock units, net of shares withheld for employee taxes	575	—	(11.6)	—	—	—	—	—	(11.6)
Stock-based compensation	—	—	17.1	—	—	—	—	—	17.1
Net income	—	—	—	98.6	—	—	—	—	98.6
Other comprehensive income activity	—	—	—	—	(6.4)	—	—	—	(6.4)
Repurchase of common stock	—	—	—	—	—	3,712	(150.1)	—	(150.1)
Balance at December 29, 2018	290,848	$2.9	$5,685.9	$(2,386.5)	$(31.9)	23,524	$(876.0)	$—	$2,394.4
Exercise of stock options	454	—	11.6	—	—	—	—	—	11.6
Vesting of restricted stock units, net of shares withheld for employee taxes	33	—	(0.4)	—	—	—	—	—	(0.4)
Common stock issued under the employee stock purchase plan	226	—	7.9	—	—	—	—	—	7.9
Stock-based compensation	—	—	17.5	—	—	—	—	—	17.5
Net loss	—	—	—	(272.6)	—	—	—	—	(272.6)
Other comprehensive income activity	—	—	—	—	1.4	—	—	—	1.4
Balance at March 30, 2019	291,561	$2.9	$5,722.5	$(2,659.1)	$(30.5)	23,524	$(876.0)	$—	$2,159.8
Exercise of stock options	108	—	3.1	—	—	—	—	—	3.1
Vesting of restricted stock units, net of shares withheld for employee taxes	21	—	(0.5)	—	—	—	—	—	(0.5)
Stock-based compensation	—	—	13.9	—	—	—	—	—	13.9
Net income	—	—	—	93.9	—	—	—	—	93.9

Other comprehensive income activity	—	—	—	—	(3.7)	—	—	—	(3.7)
Repurchase of common stock	—	—	—	—	—	1,114	(50.0)	—	(50.0)
Balance at June 29, 2019	291,690	$2.9	$5,739.0	$(2,565.2)	$(34.2)	24,638	$(926.0)	$—	$2,216.5
Exercise of stock options	369	—	9.0	—	—	—	—	—	9.0
Vesting of restricted stock units, net of shares withheld for employee taxes	16	—	(0.3)	—	—	—	—	—	(0.3)
Common stock issued under the employee stock purchase plan	248	—	8.6	—	—	—	—	—	8.6
Stock-based compensation	—	—	13.5	—	—	—	—	—	13.5
Net loss	—	—	—	(123.5)	—	—	—	—	(123.5)
Other comprehensive income activity	—	—	—	—	(8.1)	—	—	—	(8.1)
Balance at September 28, 2019	292,323	$2.9	$5,769.8	$(2,688.7)	$(42.3)	24,638	$(926.0)	$—	$2,115.7
Noncontrolling interest created in acquisition	—	—	—	—	—	—	—	8.6	8.6
Accounting standard transition adjustment - ASC 842	—	—	—	0.3	—	—	—	—	0.3
Exercise of stock options	540	—	13.8	—	—	—	—	—	13.8
Vesting of restricted stock units, net of shares withheld for employee taxes	476	—	(10.9)	—	—	—	—	—	(10.9)
Stock-based compensation	—	—	18.1	—	—	—	—	—	18.1
Net income (loss)	—	—	—	386.1	—	—	—	(0.3)	385.8
Other comprehensive income activity	—	—	—	—	13.6	—	—	—	13.6
Repurchase of common stock	—	—	—	—	—	1,545	(80.9)	—	(80.9)
Accelerated share repurchase agreement	—	—	(41.0)	—	—	3,279	(164.0)	—	(205.0)
Purchase of non-controlling interest	—	—	—	—	—	—	—	(1.4)	(1.4)
Balance at December 28, 2019	293,339	$2.9	$5,749.8	$(2,302.3)	$(28.7)	29,462	$(1,170.9)	$6.9	$2,257.7
Exercise of stock options	503	—	13.9	—	—	—	—	—	13.9
Vesting of restricted stock units, net of shares withheld for employee taxes	86	—	(1.6)	—	—	—	—	—	(1.6)
Common stock issued under the employee stock purchase plan	214	—	8.8	—	—	—	—	—	8.8
Stock-based compensation	—	—	15.7	—	—	—	—	—	15.7
Net income (loss)	—	—	—	96.3	—	—	—	(1.5)	94.8

Other comprehensive income activity	—	—	—	—	(30.2)	—	—	—	(30.2)
Repurchase of common stock	—	—	—	—	—	5,851	(267.6)	—	(267.6)
Completion of Accelerated share repurchase agreement	—	—	41.0	—	—	628	(41.0)	—	—
Purchase of non-controlling interest	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at March 28, 2020	294,142	$2.9	$5,827.6	$(2,206.0)	$(58.9)	35,941	$(1,479.5)	$5.1	$2,091.2

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	March 28, 2020	March 30, 2019
OPERATING ACTIVITIES
Net income (loss)	$480.7	$(174.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	42.3	46.8
Amortization of acquired intangibles	145.8	189.6
Stock-based compensation expense	33.8	34.6
Deferred income taxes	(44.2)	(173.3)
Intangible asset and equipment impairment charges	30.2	443.8
Other adjustments and non-cash items	14.8	14.4
Changes in operating assets and liabilities, excluding the effect of acquisitions and dispositions:
Accounts receivable	(0.3)	18.6
Inventories	(33.3)	(54.0)
Prepaid income taxes	(27.7)	(8.3)
Prepaid expenses and other assets	(317.6)	(10.4)
Accounts payable	(47.9)	(27.2)
Accrued expenses and other liabilities	(50.8)	(71.2)
Deferred revenue	5.8	8.7
Net cash provided by operating activities	231.6	238.1
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(43.2)	(108.6)
Net proceeds from sale of business	142.7	—
Capital expenditures	(29.6)	(23.0)
Increase in equipment under customer usage agreements	(33.5)	(28.9)
Purchase of cost-method investment	—	(3.0)
Purchase of insurance contracts	(2.4)	—
Other activity	(1.4)	(3.6)
Net cash provided by (used in) investing activities	32.6	(167.1)
FINANCING ACTIVITIES
Proceeds from long-term debt	—	1,500.0
Repayment of long-term debt	(18.8)	(1,462.5)
Proceeds from revolving credit line	750.0	480.0
Repayments under revolving credit line	—	(695.0)
Proceeds from accounts receivable securitization agreement	16.0	—
Repayments under accounts receivable securitization agreement	(250.0)	(18.0)
Purchase of non-controlling interest	(1.7)	—
Payment of deferred acquisition consideration	(24.3)	—
Payment of acquired long-term debt	(8.3)	(2.5)
Payment of debt issuance costs	—	(2.7)
Payments to repurchase common stock pursuant to ASR agreement	(205.0)	—
Repurchase of common stock	(348.5)	(150.1)
Purchase of interest rate caps	—	(1.5)
Proceeds from issuance of common stock pursuant to employee stock plans	36.6	28.8
Payment of minimum tax withholdings on net share settlements of equity awards	(12.5)	(11.9)
Payments under finance lease obligations	(0.8)	(0.8)
Net cash used in financing activities	(67.3)	(336.2)
Effect of exchange rate changes on cash and cash equivalents	1.1	(0.5)
Net increase (decrease) in cash and cash equivalents	198.0	(265.7)
Cash and cash equivalents, beginning of period	601.8	666.7
Cash and cash equivalents, end of period	$799.8	$401.0
See accompanying notes.

HOLOGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(all tabular amounts in millions, except number of shares, which are reflected in thousands, and per share data)
(1) Basis of Presentation
The consolidated financial statements of Hologic, Inc. (“Hologic” or the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended September 28, 2019 included in the Company’s Form 10-K filed with the SEC on November 27, 2019. In the opinion of management, the financial statements and notes contain all adjustments (consisting of normal recurring accruals and all other necessary adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and six months ended March 28, 2020 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 26, 2020.
COVID-19 Considerations
The pandemic caused by the spread of the novel strain of coronavirus disease 2019 ("COVID-19") has created significant volatility, uncertainty and economic disruption in the markets the Company sells its products into, primarily the U.S., Europe and Asia-Pacific. In the second quarter of fiscal 2020, the spread of COVID-19 has negatively impacted business activity globally. As healthcare systems respond to the increasing demands of managing COVID-19 and the resulting economic uncertainties, governments around the world have imposed measures designed to reduce the transmission of COVID-19, and individuals are responding to the fears of contracting COVID-19. In particular, elective procedures and exams are being delayed or cancelled, there has been a significant reduction in physician office visits, and hospitals are postponing or cancelling capital purchases as well as limiting or eliminating services. These responses have had, and the Company believes will continue to have, a negative impact on the Company's operating results and cash flows. While the effects of COVID-19 and the associated economic disruptions were felt primarily in the second half of March in many of the Company's end-markets and earlier in Asia, primarily China, the Company expects the effect on its financial results in the third fiscal quarter to be significant. While the Company believes the impact on its business will begin to lessen in the fourth quarter and continue to do so in subsequent periods the impacts on these periods could be significant.
The Company's belief is that COVID-19’s adverse impact on its operating results, cash flows and financial condition will be primarily driven by: the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic’s impact on the U.S. and international healthcare system, the U.S. economy and worldwide economy; and the timing, scope and effectiveness of U.S. and international governmental responses to the COVID-19 pandemic and associated economic disruptions.
In addition to adversely affecting demand for the Company's products, COVID-19 and associated economic disruptions could have an adverse impact on the Company's supply chains and distribution systems, including as a result of impacts associated with preventive and precautionary measures that it, other businesses and governments are taking. A reduction or interruption in any of the Company's manufacturing processes could have a material adverse effect on its business.
The Company expects that the uncertainty surrounding world financial markets and deteriorating worldwide macroeconomic conditions resulting from the pandemic have caused and may continue to cause the purchasers of medical equipment to decrease their medical equipment purchasing and procurement activities. Additionally, the pandemic has caused and may further cause constrictions in world credit markets that have and could cause its customers to experience increased difficulty in paying their existing obligations to the Company or in securing the financing necessary to purchase the Company's products. Economic uncertainty has and may continue to result in cost-conscious consumers focusing on acute care rather than wellness, which would also continue to adversely affect demand for the Company's products.

The terms of the Company's credit facilities require it to satisfy certain financial covenants. Should the Company's future business and operations be significantly impaired by the continuing COVID-19 pandemic and associated economic disruptions over an extended period of time or otherwise, the Company cannot assure that it will remain in compliance with its current financial covenants. In such event, the factors that adversely affect the Company's business may also similarly adversely affect the capital markets, and the Company cannot assure that it would be able to negotiate alternative covenants or alternative financing on favorable terms if at all. The Company's failure to comply with the covenants contained in its credit facilities, including financial covenants, could result in an event of default, which could materially and adversely affect its results of operations and financial condition.
As the Company assessed the potential longer term economic and capital market uncertainties resulting from the COVID-19 pandemic, at the end of March 2020 the Company suspended its accounts receivable securitization program and borrowed $750.0 million under its revolver. The Company used $250.0 million of these proceeds to pay off all amounts then owed under its accounts receivable securitization agreement, and retained the balance as cash reserve. As of March 28, 2020 the Company had another $750.0 million available under its revolver.
In response to the negative impact of COVID-19 on the Company's business, in April 2020 it initiated cost-cutting measures, which included not only reducing discretionary and variable spend, such as travel, marketing programs and the use of contractors, consultants and temporary help, but the Company also implemented employee furloughs, salary cuts primarily in the U.S., reduced hours and in certain instances employee terminations. Further, the Company has shut down certain manufacturing facilities temporarily and implemented reduced work-week schedules in response to lower near-term demand for many of its products. These actions, as they relate to the Company's manufacturing operations, are expected to reduce the efficiency of its manufacturing operations and could further adversely affect its results of operations. Future cost savings initiatives and other measures related to stopping the spread of COVID-19 could also adversely affect the Company's research and development activities, including its clinical trials.
The Company has also taken measures to ensure the safety of its employees and to comply with governmental orders. These measures could require that the Company's employees refrain from traveling to their normal workplace for extended periods of time, which in turn could result in a decrease in its commercial and marketing activities.
During the second quarter of fiscal 2020, the FDA granted Emergency Use Authorization (EUA) for the Company's Panther Fusion SARS-CoV-2 assay for testing for the COVID-19 virus. The Company is in the process of completing development of a second SARS-CoV-2 assay which will run on its more widely distributed Panther instrument. The Company has installed more than 1,800 Panther instruments, which are used by clinical laboratories around the world. Subject to obtaining the required authorizations, the Company expects to introduce the assay in May. However, the Company can give no assurance that this assay will be developed and authorized on a timely basis, if at all, or if introduced, will be commercially successful.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), referred to as ASC 842. The purpose of ASU 2016-02 is to increase the transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet, including those previously classified as operating leases under GAAP, and disclosing key information about leasing arrangements. ASC 842, as amended, is effective for public entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods and was effective for the Company in fiscal 2020. The Company adopted the standard using the transition method provided by ASC Update No. 2018-11, Leases (Topic 842): Targeted Improvements. Under this method, the Company applied the new leasing rules on September 29, 2019, rather than at the earliest comparative period presented in the financial statements. Prior periods were presented in accordance with the existing lease guidance under ASC 840.
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
Under ASC 842 as a lessor, in instances where the Company places instruments (or equipment) at customer sites as part of its reagent rental contracts, certain of the Company's reagent rental contracts could be classified as sales-type leases. Under sales-type leases, there is accelerated expense recognition for the cost of the placed equipment and potentially up-front revenue in the event there are fixed rental payments, a portion of which would be allocated to the equipment. The Company does not expect to have a significant amount of sales-type leases. Under ASC 840, all instruments placed under the Company's reagent rental programs were classified as operating leases and instrument revenue and cost were recognized over the term of the contract.
Upon adoption of the new lease standard, the Company recognized operating lease right-of-use assets and finance lease right-of-use assets of $91.7 million and $10.2 million, respectively, and corresponding operating lease liabilities and finance lease liabilities of $96.6 million and $21.0 million, respectively. This includes recording the Company’s existing capital lease as a finance lease at transition. In addition, the Company derecognized $32.6 million of property, plant and equipment and $35.2 million of finance lease obligations recorded in accrued expenses and other long-term liabilities associated with two previously existing build-to-suit lease arrangements. Right-of-use assets and corresponding liabilities for these build-to-suit lease arrangements are included within the total amount recognized upon adoption of the new lease standard. The Company’s adoption of ASC 842 is more fully described in Note 3.
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
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events affecting the unaudited consolidated financial statements as of and for the three and six months ended March 28, 2020.

(2) Revenue

The Company accounts for revenue pursuant to ASC Update No. 2014-09, Revenue from Contracts with Customer (ASC 606) and generates revenue from the sale of its products, primarily medical imaging systems and related components and software, diagnostic tests and assays, surgical and interventional breast disposable products and until December 28, 2019 medical aesthetic treatment systems, and related services, which were primarily support and maintenance services on its medical imaging systems, and to a lesser extent installation, training and repairs. The Company's products are sold primarily through a direct sales force, and within international markets, there is more reliance on distributors and resellers. Revenue is recorded net of sales tax. The following tables provide revenue from contracts with customers by business and geographic region on a disaggregated basis:

	Three Months Ended March 28, 2020			Three Months Ended March 30, 2019
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$73.2	$40.2	$113.4	$76.6	$38.9	$115.5
Molecular Diagnostics	149.8	40.8	190.6	136.8	31.0	167.8
Blood Screening	15.2	—	15.2	13.4	—	13.4
Total	$238.2	$81.0	$319.2	$226.8	$69.9	$296.7

Breast Health:
Breast Imaging	$186.0	$64.2	$250.2	$206.2	$59.7	$265.9
Interventional Breast Solutions	48.4	9.2	57.6	46.8	8.8	55.6
Total	$234.4	$73.4	$307.8	$253.0	$68.5	$321.5

GYN Surgical	$86.7	$18.7	$105.4	$84.1	$18.1	$102.2

Medical Aesthetics	$—	$—	$—	$37.6	$36.2	$73.8

Skeletal Health	$15.6	$8.1	$23.7	$14.0	$10.2	$24.2
	$574.9	$181.2	$756.1	$615.5	$202.9	$818.4

	Six Months Ended March 28, 2020			Six Months Ended March 30, 2019
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$150.7	$83.7	$234.4	$155.8	$77.8	$233.6
Molecular Diagnostics	291.9	77.2	369.1	270.9	61.2	332.1
Blood Screening	27.2	—	27.2	27.6	—	27.6
Total	$469.8	$160.9	$630.7	$454.3	$139.0	$593.3

Breast Health:
Breast Imaging	$395.4	$129.6	$525.0	$412.7	$122.9	$535.6
Interventional Breast Solutions	95.5	18.4	113.9	92.9	17.7	110.6
Total	$490.9	$148.0	$638.9	$505.6	$140.6	$646.2

GYN Surgical	$185.5	$39.0	$224.5	$175.2	$35.4	$210.6

Medical Aesthetics	$30.9	$34.4	$65.3	$74.9	$78.7	$153.6

Skeletal Health	$30.5	$16.7	$47.2	$27.2	$18.2	$45.4
	$1,207.6	$399.0	$1,606.6	$1,237.2	$411.9	$1,649.1

	Three Months Ended		Six Months Ended
Geographic Regions (in millions)	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
United States	$574.9	$615.5	$1,207.6	$1,237.2
Europe	111.8	102.1	221.2	203.2
Asia-Pacific	41.7	64.3	111.8	134.0
Rest of World	27.7	36.5	66.0	74.7
	$756.1	$818.4	$1,606.6	$1,649.1

The following table provides revenue recognized by source:

	Three Months Ended		Six Months Ended
Revenue by type (in millions)	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Capital equipment, components and software	$166.6	$239.4	$399.5	$487.8
Consumables	457.0	428.4	923.4	863.1
Service	127.2	141.1	272.2	283.0
Other	5.3	9.5	11.5	15.2
	$756.1	$818.4	$1,606.6	$1,649.1

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

Remaining Performance Obligations

As of March 28, 2020, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $583.5 million. This remaining performance obligation primarily relates to extended warranty and support and maintenance obligations in the Company's Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 23% of this amount as revenue in 2020, 32% in 2021, 24% in 2022, 14% in 2023, and 7% thereafter. The Company has applied the practical expedient to not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company's Breast Health and Skeletal Health reportable segments and until recently the divested Medical Aesthetics segment. Contract liabilities are classified as other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. The Company recognized revenue of $26.2 million and $77.5 million in the three and six months ended March 28, 2020 that was included in the contract liability balance at September 28, 2019.

(3) Leases
Lessee Activity - Leases where Hologic is the Lessee

The majority of the Company's facilities are occupied under operating lease arrangements with various expiration dates through 2035, some of which include options to extend the term of the lease, and some of which include options to terminate the lease within one year. The Company has operating leases for office space, land, warehouse and manufacturing space, vehicles and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet and expense for these leases is recognized on a straight-line basis over the lease term. For leases executed in fiscal 2020 and later, the Company accounts for the lease components and the non-lease components as a single lease component. The Company's leases have remaining lease terms of one year to approximately 15 years, some of which may include options to extend the leases for up to 20 years and some include options to terminate early. These options have been included in the determination of the lease liability when it is reasonably certain that the option will be exercised. The Company does not have any leases that include residual value guarantees.

The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. The right-of-use assets and related liabilities for operating leases are included in other assets, accrued expenses, and other long-term liabilities in the consolidated balance sheet as of March 28, 2020. The Company's lease classified as a capital lease in fiscal 2019 is now classified as finance lease on the balance sheet as of March 28, 2020.

Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease contract. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of fixed lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the estimated rate that would be incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The weighted average discount rate utilized on the Company's operating and finance lease liabilities as of March 28, 2020 was 2.59%.

The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

		March 28, 2020
	Balance Sheet Location	Operating Leases	Finance Lease
Assets
Lease right-of-use assets	Other assets	$82.6	$—
Liabilities
Operating lease liabilities (current)	Accrued expenses	$22.1	$—
Finance lease liabilities (current)	Finance lease obligations - short term	$—	$1.8
Operating lease liabilities (non-current)	Other long-term liabilities	$68.7	$—
Finance lease liabilities (non-current)	Finance lease obligations - long term	$—	$18.4

The finance lease was previously recorded as a capital lease in the consolidated balance at September 28, 2019, and the short-term and long-term liabilities were $1.8 million and $19.2 million, respectively.

The following table presents the weighted average remaining lease term and discount rate information related to the Company's operating and finance leases:

	Three Months Ended March 28, 2020
	Operating Leases	Finance Lease
Weighted average remaining lease term	5.93	8.14
Weighted average discount rate	1.95%	5.1%

The following table provides information related to the Company’s operating and finance leases:

	Three Months Ended March 28, 2020	Six Months Ended March 28, 2020
Operating lease cost (a)	$6.8	$13.8
Finance lease cost - amortization of right-of-use assets	$—	$0.3
Finance lease cost - interest cost	$0.3	$0.5
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$0.3	$0.5
Operating cash flows from operating leases	$5.7	$11.7
Financing cash flows from finance leases	$0.4	$0.9
Total cash paid for amounts included in the measurement of lease liabilities	$6.4	$13.1

ROU assets arising from entering into new operating lease obligations	$3.3	$4.7
(a) Includes short-term lease expense and variable lease costs, which were immaterial in the three and six months ended March 28, 2020.
The following table presents the future minimum lease payments under non-cancellable operating lease liabilities and finance lease as of March 28, 2020:

Fiscal Year	Operating Leases	Finance Lease
2020 remaining	$11.9	$1.4
2021	22.5	2.9
2022	17.8	3.0
2023	11.4	3.0
2024	9.3	3.0
Thereafter	23.9	11.4
Total future minimum lease payments	96.8	24.7
Less: imputed interest	(6.0)	(4.5)
Present value of lease liabilities	$90.8	$20.2

Lessor Activity - Leases where Hologic is the Lessor

Certain assets, primarily diagnostics instruments, are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as performance obligations for reagents and other consumables. These contractual arrangements are subject to termination provisions which are evaluated in determining the lease term for lease accounting purposes. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where instruments are provided under operating lease arrangements, some portion or the entire lease revenue may be variable and subject to subsequent non-lease component (e.g., reagent) sales. The allocation of revenue between the lease and non-lease components is based on stand-alone selling prices. Lease revenue represented approximately 3% of the Company’s consolidated revenue for both the three and six months ended March 28, 2020.

In connection with the disposition of the Medical Aesthetics business, the Company entered into an agreement to sublease to Cynosure its U.S. headquarters and manufacturing location. As such, the Company derecognized $10.2 million for the right-of-use asset for the finance lease, included in property, plant and equipment, and recorded a lease receivable, which is $20.6 million as of March 28, 2020.

(4) Fair Value Measurements
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company has investments in derivative instruments consisting of interest rate caps, interest rate swaps and foreign currency contracts, which are valued using analyses obtained from independent third party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of the Company's interest rate caps, interest rate swaps, forward foreign currency contracts and foreign currency option contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 8 for further discussion and information on derivative instruments.
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at March 28, 2020:

		Fair Value at Reporting Date Using
	Balance as of March 28, 2020	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency option contracts	0.9	—	0.9	—
Forward foreign currency contracts	1.9	—	1.9	—
Total	$2.8	$—	$2.8	$—
Liabilities:
Contingent consideration	$0.9	$—	$—	$0.9
Interest rate swaps - derivative	$22.9	$—	$22.9	$—
Total	$23.8	$—	$22.9	$0.9

Assets Measured and Recorded at Fair Value on a Recurring Basis
The Company had contingent consideration liabilities related to its Emsor S.A. and Faxitron Bioptics, LLC acquisitions. The remeasurement of these liabilities in the second quarter of fiscal 2020 was insignificant, and the Company settled these obligations for $9.8 million.
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets consist of equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill. There were no such remeasurements for equity investments in the three and six months ended March 28, 2020 and March 30, 2019. During the first quarter of fiscal 2020, the Company's Medical Aesthetics division met the criteria to be classified as assets-held-for sale and the Company recorded a $30.2 million loss to record the asset group at its fair value less costs to sell. This is a level 1 measurement. See Note 6 for additional information. During the second quarter of fiscal 2019, the Company identified indicators of impairment related to its long-lived assets of its Medical Aesthetics reportable segment and recorded impairment charges of $443.8 million, of which $437.0 million was allocated to intangible assets and $6.8 million was allocated to equipment. This was a level 3 measurement. See Note 15.
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
Amounts outstanding under the Company’s 2018 Credit Agreement (as defined below) of $2.2 billion aggregate principal as of March 28, 2020 are subject to variable interest rates, which are based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2025 Senior Notes and 2028 Senior Notes had fair values of $947.6 million and $402.1 million, respectively, as of March 28, 2020 based on their trading prices, representing Level 1 measurements. Refer to Note 7 for the carrying amounts of the various components of the Company’s debt.

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

SuperSonic Imagine

On August 1, 2019, the Company purchased 46% of the outstanding shares of SuperSonic Imagine ("SSI") for $18.2 million. SSI is a public company located in Aix-en-Provence, France that manufactures and markets ultrasound medical imaging equipment. In September 2019, the Company launched a cash tender offer to acquire the remaining outstanding shares for a price of €1.50 per share in cash. The Company determined that SSI was a Variable Interest Entity (“VIE”) but it was not the primary beneficiary as it was not a party to the initial design of the entity nor did it have control over SSI's operations until November 21, 2019 when the Company's ownership of SSI's voting stock exceeded 50%. Accordingly, the Company initially accounted for this investment under the equity method of accounting and included its proportionate share of SSI's net loss of $3.3 million for the two months ended September 28, 2019 within Other (expense) income, net.

On November 21, 2019, the Company acquired an additional 7.6 million shares of SSI for $12.6 million. As a result, the Company owned approximately 78% of the outstanding shares of SSI at November 21, 2019 and controlled SSI's voting interest and operations. The Company performed purchase accounting as of November 21, 2019 and beginning on that date the financial results of SSI are included within the Company's consolidated financial statements. The Company remeasured the initial investment of 46% of the outstanding shares of SSI to its fair value at the acquisition date, resulting in a gain of $3.2 million recorded in the first quarter of fiscal 2020. The total accounting purchase price was $69.3 million, which consisted of $17.9 million for the equity method investment in SSI, $12.6 million for shares acquired on November 21, 2019, $30.2 million for loans the Company provided to SSI prior to the acquisition that are considered forgiven, and $8.6 million representing the fair value of the noncontrolling interest as of November 21, 2019. As of March 28, 2020, the Company owned approximately 81% of the outstanding shares of SSI.

The total purchase price was allocated to SSI's preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values of those assets as of November 21, 2019, as set forth below. The preliminary purchase price allocation is as follows:

Cash	$2.6
Accounts receivable	7.1
Inventory	10.0
Property, plant and equipment	6.5
Other assets	4.4
Accounts payable and accrued expenses	(13.0)
Deferred revenue	(1.8)
Short and long-term debt	(8.8)
Other liabilities	(3.8)
Identifiable intangible assets:	—
Developed technology	38.3
Customer relationships	4.0
Trade names	3.0
Deferred income taxes, net	(1.5)
Goodwill	22.4
Purchase Price	$69.4

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

As part of the preliminary purchase price allocation, the Company has determined the identifiable intangible assets are developed technology, customer relationships, and trade names. The preliminary fair value of the intangible assets has been estimated using the income approach, and the cash flow projections were discounted using a 12.0% rate. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The weighted average life for the developed technology is 9 years, customer relationships is 9 years and for trade names it is 8.6 years. The preliminary calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The factors contributing to the recognition of the preliminary amount of goodwill are based on synergistic benefits of SSI's products being complementary to Breast Health's 3D mammography systems and using the Company's existing U.S. sales force as SSI's presence in the U.S. is limited. None of the goodwill is expected to be deductible for income tax purposes.

Alpha Imaging

On December 30, 2019, the Company completed the acquisition of assets from Alpha Imaging, LLC ("Alpha Imaging"), for a purchase price of $18.0 million, which included a hold-back of $1.0 million and contingent consideration which the Company has estimated at $0.9 million. The contingent consideration is payable upon shipment of backlog orders entered into by Alpha Imaging prior to the acquisition. Alpha Imaging was a long-standing distributor of the Company's Breast and Skeletal products in the U.S. Based on the Company's preliminary valuation, it has allocated $18.1 million of the purchase price to a customer relationships intangible asset, which has a useful life of 5 years. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities.

Health Beacons

On February 3, 2020, the Company completed the acquisition of Health Beacons, Inc. ("Health Beacons"), for a purchase price of $19.3 million, which included hold-backs of $2.3 million that are payable up to eighteen months from the date of acquisition. Health Beacons manufactures the LOCalizer product that is sold by Faxitron Bioptics, LLC ("Faxitron"), which the Company acquired in July 2018. Based on the Company's preliminary valuation, it has allocated $10.7 million of the purchase price to the preliminary value of intangible assets and $5.7 million to goodwill. The remaining $2.9 million of the purchase price has been allocated to acquired tangible assets and liabilities. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities.

(6) Disposition
Sale of Medical Aesthetics

On November 20, 2019, the Company entered into a definitive agreement to sell its Medical Aesthetics business to Clayton Dubilier & Rice ("CD&R") for a sales price of $205.0 million in cash, less certain adjustments. The sale was completed on December 30, 2019, and the Company received cash proceeds of $153.4 million. The sale price remains subject to adjustment pursuant to the terms of the definitive agreement. The Company agreed to provide certain transition services for three to fifteen months, depending on the nature of the service. The Company also agreed to indemnify CD&R for certain legal and tax matters that existed as of the date of disposition. In connection with its accounting for the sale, the Company recorded indemnification liabilities of $10.9 million within accrued expenses associated with its obligations under the sale agreement.

As a result of this transaction, the Medical Aesthetics asset group was designated as assets held-for-sale in the first quarter of fiscal 2020. Pursuant to ASC 360, asset groups under this designation are required to be recorded at fair value less costs to sell. The Company determined that this disposal did not qualify as a discontinued operation as the sale of the Medical Aesthetics business was deemed to not be a strategic shift having or will have a major effect on the Company's operations and financial results. Based on the terms in the agreement of the sales price and formula for net working capital and related adjustments, its estimate of the fair value for transition services and the amount that must be carved out of the sale proceeds, and liabilities the Company will retain or for which it has agreed to indemnify CD&R, the Company recorded an impairment charge of $30.2 million in the first quarter of fiscal 2020. The impairment charge was allocated to Medical Aesthetics long-lived assets, of which $25.8 million was allocated to cost of product revenues and $4.4 million to operating expenses. The Company is currently in the process of evaluating adjustments to the final sales price.

The assets and liabilities of the disposed business at the date of disposition were as follows:

Assets:
Cash	$10.7
Accounts Receivable	59.6
Inventory	90.6
Prepaid expenses and other current assets	7.7
Property, plant, and equipment	4.0
Intangible assets	28.2
Other assets	9.8
Total assets disposed of	$210.6

Liabilities:
Accounts payable	$12.3
Accrued expenses	49.0
Deferred revenue	16.6
Total liabilities disposed of	$77.9

Loss from operations of the disposed business presented below represents the operating loss of the business as it was operated prior to the date of disposition. The operating expenses include only those that were incurred directly by and were retained by the disposed business. As noted above, the Company is performing a number of transition services and the financial impact from these services are not included in the amounts presented below. In addition, the Company will continue to incur expenses related to this business under the indemnification provisions primarily related to legal and tax matters that existed as of the date of disposition, which it will continued to report in the Medical Aesthetic reportable segment. In the second quarter of fiscal 2020, the Company recorded accelerated stock compensation in connection with the disposition, legal expenses for retained cases and other adjustments totaling $2.4 million, which is not included below. Loss from operations of the disposed business for the three and six month periods ended March 28, 2020 and March 30, 2019 was as follows:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019

Loss from operations	$—	(468.3)	$(46.5)	$(488.7)

(7) Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	March 28, 2020	September 28, 2019
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$56.1	$37.4
Revolver	750.0	—
Securitization Program	—	234.0
Total current debt obligations	$806.1	$271.4
Long-term debt obligations, net of debt discount and deferred issuance costs:
Term Loan	1,416.2	1,452.4
Debt assumed from SSI acquisition	0.6	—
2025 Senior Notes	938.3	937.3
2028 Senior Notes	394.2	393.9
Total long-term debt obligations	$2,749.3	$2,783.6
Total debt obligations	$3,555.4	$3,055.0

2018 Amended and Restated Credit Agreement
On December 17, 2018, the Company and certain of its subsidiaries refinanced its term loan and revolving credit facility by entering into an Amended and Restated Credit and Guaranty Agreement as of December 17, 2018 (the "2018 Credit Agreement") with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders. The 2018 Credit Agreement amended and restated the Company's prior credit and guaranty agreement dated as of October 3, 2017 (the "2017 Credit Agreement"). The borrowings of the 2018 Amended Term Loan bear interest at an annual rate equal to the Eurocurrency Rate (i.e., the LIBOR rate) plus an Applicable Rate, which was equal to 1.375% as of March 28, 2020. The borrowings of the 2018 Amended Revolver bear interest at a rate equal to the LIBOR Daily Floating Rate plus an Applicable Rate equal to 1.375%.

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

In response to the current market uncertainties created by the COVID-19 pandemic, in March 2020, the Company borrowed $750 million under its revolver, which it intends to repay within one year, $250 million of which was used to pay off amounts outstanding under the asset securitization agreement, in order to have sufficient cash on hand. The Company has another $750 million available under its revolver as of March 28, 2020.

Interest expense, weighted average interest rate, and interest rate at the end of period under the Credit Agreements were as follows:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Interest expense	$13.0	$16.8	$26.6	$35.5
Weighted average interest rate	2.75%	3.86%	2.93%	3.84%
Interest rate at end of period	2.33%	3.87%	2.33%	3.87%

The 2018 Credit Agreement contains two financial covenants; a total leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter. These terms, and calculations thereof, are defined in further detail in the 2018 Credit Agreement. As of March 28, 2020, the Company was in compliance with these covenants.

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
Interest expense for the 2028 Senior Notes and 2025 Senior Notes is as follows:

		Three Months Ended		Six Months Ended
		March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	Interest Rate	Interest Expense	Interest Expense	Interest Expense	Interest Expense
2028 Senior Notes	4.625%	$4.8	$4.8	$9.6	$9.6
2025 Senior Notes	4.375%	10.9	10.9	21.8	21.8
Total		$15.7	$15.7	$31.4	$31.4

Accounts Receivable Securitization Program

On March 26, 2020, the Company paid-off the total amount outstanding of $250.0 million previously borrowed under the Accounts Receivable Securitization Program (the "Securitization Program"). As of March 28, 2020, the Company did not have any borrowings under this program. On April 13, 2020, the Company amended the Credit and Security agreement with the lenders, temporarily suspending the ability to borrow and the need to comply with covenants for up to a year.

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
As of March 28, 2020, all changes in the fair value of the interest rate caps were recorded in the Consolidated Statements of Comprehensive Income (Loss).
During the three and six months ended March 28, 2020 and March 30, 2019, the Company reclassified $0.4 million and $1.7 million, respectively and $0.5 million and $1.2 million, respectively from AOCI to the Consolidated Statements of Operations related to the interest rate cap agreements. The Company expects to similarly reclassify a loss of approximately $1.1 million from AOCI to the Consolidated Statements of Operations in the next nine months.
The aggregate fair value of these interest rate caps was $0.0 million and $0.1 million at March 28, 2020 and September 28, 2019, respectively, and is included in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet. Refer to Note 4 “Fair Value Measurements” above for related fair value disclosures.
Interest Rate Swap - Cash Flow Hedge
In fiscal 2019, in order to hedge a portion of its variable rate debt beyond the contracted period under interest cap agreements, the Company entered into an interest rate swap contract with an effective date of December 23, 2020 and a termination date of December 17, 2023. The notional amount of this swap is $1.0 billion. The interest rate swap effectively fixes the LIBOR component of the variable interest rate on $1.0 billion of the notional amount under the 2018 Credit Agreement at 1.23%. The critical terms of the interest rate swap are designed to mirror the terms of the Company’s LIBOR-based borrowings under its credit agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the LIBOR-based interest payments on $1.0 billion of principal. Therefore, changes in the fair value of the swap are recorded in AOCI. The fair value of this derivative was in a liability position of $22.9 million as of March 28, 2020.
Forward Foreign Currency Contracts and Foreign Currency Option Contracts
The Company enters into forward foreign currency exchange contracts and foreign currency option contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar, the Chinese Yuan and the Japanese Yen. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. The Company did not elect hedge accounting for these forward foreign currency contracts and foreign currency option contracts; however, the Company may seek to apply hedge accounting in future scenarios. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net. During the three and six months ended March 28, 2020, for the forward foreign currency exchange contracts the

Company recorded net realized gains of $0.1 million in both periods from settling forward foreign currency exchange contracts and net unrealized gains of $2.6 million and $1.1 million, respectively, on the mark-to-market for its outstanding forward foreign currency contracts. During the three and six months ended March 30, 2019, the Company recorded net realized gains of $1.8 million and $3.5 million, respectively, from settling forward foreign currency contracts and net unrealized loss of $1.4 million and net realized gain of $2.0 million, respectively, on the mark-to-market for its outstanding forward foreign currency contracts. During the three and six months ended March 28, 2020, for the foreign currency option contracts the Company recorded net unrealized gains of $1.1 million and net unrealized losses of $0.4 million, respectively, on outstanding option contracts. During the three and six months ended March 28, 2020, for the foreign currency option contracts, the Company recorded net realized losses of $0.5 million and $0.7 million, respectively, on outstanding option contracts.
As of March 28, 2020, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar of forecasted transactions denominated in the Australian dollar, Canadian Dollar, Chinese Yuan and Japanese Yen with an aggregate notional amount of $51.0 million. As of March 28, 2020, the Company had outstanding foreign currency option contracts that were not designated for hedge accounting and are used to hedge fluctuations in the U.S. dollar of forecasted transactions denominated in the Euro and UK Pound with a notional amount of $80.6 million.
Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of March 28, 2020:

	Balance Sheet Location	March 28, 2020	September 28, 2019
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap agreements	Prepaid expenses and other current assets	$—	$0.1
Interest rate swap contract	Other assets	—	4.7
		$—	$4.8

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$1.9	$0.9
Foreign currency option contracts	Prepaid expenses and other current assets	0.9	2.0
		$2.8	$2.9

Liabilities:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contract	Accrued expenses	$2.4	$—
Interest rate swap contract	Other long-term liabilities	20.5	—
Total		$22.9	$—
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$—	$0.1

The following table presents the unrealized gain (loss) recognized in AOCI related to the interest rate caps and interest rate swap for the following reporting periods:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Amount of loss recognized in other comprehensive income, net of taxes:
Interest rate swap	$(25.2)	$—	$(20.8)	$—
Interest rate cap agreements	(0.1)	(1.5)	(0.4)	(5.4)
Total	$(25.3)	$(1.5)	$(21.2)	$(5.4)

The following table presents the adjustment to fair value (realized and unrealized) recorded within the Consolidated Statements of Income for derivative instruments for which the Company did not elect hedge accounting:

Derivatives not classified as hedging instruments	Amount of (Loss) Gain Recognized in Income
	Three Months Ended March 28, 2020	Three Months Ended March 30, 2019	Six Months Ended March 28, 2020	Six Months Ended March 30, 2019
Forward foreign currency contracts	$2.7	$0.4	$1.3	$5.5
Foreign currency option contracts	0.6	—	(1.1)	—
Total	$3.3	$0.4	$0.2	$5.5

(9) Commitments and Contingencies
Litigation and Related Matters

On November 6, 2015, the Company filed a suit against Minerva Surgical, Inc. (“Minerva”) in the United States District Court for the District of Delaware, alleging that Minerva’s endometrial ablation device infringes U.S. Patent 6,872,183 (the '183 patent), U.S. Patent 8,998,898 and U.S. Patent 9,095,348 (the '348 patent). On January 25, 2016, the Company amended the complaint to include claims against Minerva for unfair competition, deceptive trade practices and tortious interference with business relationships. On February 5, 2016, the Company filed a second amended complaint to additionally allege that Minerva’s endometrial ablation device infringes U.S. Patent 9,247,989 (the '989 patent). On March 4, 2016, Minerva filed an answer and counterclaims against the Company, seeking declaratory judgment on the Company’s claims and asserting claims against the Company for unfair competition, deceptive trade practices, interference with contractual relationships, breach of contract and trade libel. On June 2, 2016, the Court denied the Company’s motion for a preliminary injunction on its patent claims and denied Minerva’s request for preliminary injunction related to the Company’s alleged false and deceptive statements regarding the Minerva product. On June 28, 2018, the Court granted the Company's summary judgment motions on infringement and no invalidity with respect to the ‘183 and ‘348 patents. The Court also granted the Company’s motion for summary judgment on assignor estoppel, which bars Minerva’s invalidity defenses or any reliance on collateral findings regarding invalidity from inter partes review proceedings. The Court also denied all of Minerva’s defenses, including its motions for summary judgment on invalidity, non-infringement, no willfulness, and no unfair competition. On July 27, 2018, after a two-week trial, a jury returned a verdict that: (1) awarded the Company $4.8 million in damages for Minerva’s infringement; (2) found that Minerva’s infringement was not willful; and (3) found for the Company regarding Minerva’s counterclaims. Damages continued to accrue as Minerva continues its infringing conduct. On May 2, 2019, the Court issued rulings that denied the parties' post-trial motions, including the Company's motion for a permanent injunction seeking to prohibit Minerva from selling infringing devices. Both parties appealed the Court's rulings regarding the post-trial motions. On March 4, 2016, Minerva filed two petitions at the USPTO for inter partes review of the '348 patent. On September 12, 2016, the PTAB declined both petitions to review patentability of the '348 patent. On April 11, 2016, Minerva filed a petition for inter partes review of the '183 patent. On October 6, 2016, the PTAB granted the petition and instituted a review of the '183 patent. On December 15, 2017, the PTAB issued a final written decision invalidating all claims of the ‘183 patent. On February 9, 2018 the Company appealed this decision to the United States Court of Appeals for the Federal Circuit ("Court of Appeals"). On April 19, 2019, the Court of Appeals affirmed the PTAB's final written decision regarding the '183 patent. On July 16, 2019, the Court of Appeals denied the Company’s petition for rehearing in the appeal regarding the '183 patent. On April 22, 2020, the Court of Appeals affirmed the district court’s summary judgment ruling in favor of the Company of no invalidity and infringement, and summary judgment that assignor estoppel bars Minerva from challenging the validity of the ‘348 patent. The Court of Appeals also denied the Company’s motion for a permanent injunction and ongoing royalties for infringement of the ‘183 patent. The Court of Appeals denied Minerva’s motion for no damages or, alternatively, a new trial.

On April 11, 2017, Minerva filed suit against the Company and Cytyc Surgical Products, LLC (“Cytyc”) in the United States District Court for the Northern District of California alleging that the Company’s and Cytyc’s NovaSure ADVANCED endometrial ablation device infringes Minerva’s U.S. patent 9,186,208. Minerva is seeking a preliminary and permanent injunction against the Company and Cytyc from selling this NovaSure device as well as enhanced damages and interest, including lost profits, price erosion and/or royalty. On January 5, 2018, the Court denied Minerva's motion for a preliminary injunction. On February 2, 2018, at the parties’ joint request, this action was transferred to the District of Delaware. On March 26, 2019, the Magistrate Judge issued a claims construction ruling regarding the disputed terms in the patent, which the District Court Judge adopted in all respects on October 21, 2019. The original trial date of July 20, 2020 was vacated and the parties are now waiting for a new trial date to be set by the court. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On February 3, 2017, bioMérieux, S.A. and bioMérieux, Inc. (collectively “bioMérieux”) filed suit against the Company in the United States District Court for the Middle District of North Carolina ("MDNC"), alleging that the Company’s HIV products, including blood screening products previously manufactured by the Company for its former blood screening partner Grifols Diagnostic Solutions Inc. ("Grifols USA"), infringe U.S. Patent Nos. 8,697,352 and 9,074,262. On January 3, 2018, the MDNC Court granted the parties’ consent motion to transfer the case to Delaware. On June 11, 2019, the Court issued a claim construction ruling regarding the disputed terms in the patents. Motions for summary judgment were filed by the parties on September 30, 2019, and a hearing on these motions was held on December 18, 2019. A six-day trial concluded on February 25, 2020, with the jury finding that all claims of U.S. Patent No. 8,697,352 are invalid (U.S. Patent No. 9,074,262 was dropped from the case by bioMérieux prior to trial). On March 18, 2020, the parties agreed to a settlement under which bioMérieux agreed to dismiss all claims with prejudice and to waive the filing of post-trial motions and pursuing an appeal in exchange for a de minimis payment from the Company and Grifols USA.

As described in Note 6, the Company has agreed to indemnify CD&R for certain legal matters related to the Medical Aesthetics business that existed at the date of disposition. The Company currently has $8.5 million accrued for such matters as of March 28, 2020, but this amount could become greater if some or all of the cases which it is indemnifying have an adverse result.

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

(10) Net Income Per Share
A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Basic weighted average common shares outstanding	263,238	269,235	265,566	269,913
Weighted average common stock equivalents from assumed exercise of stock options and issuance of stock units	1,268	—	1,548	—
Diluted weighted average common shares outstanding	264,506	269,235	267,114	269,913
Weighted-average anti-dilutive shares related to:
Outstanding stock options	1,677	4,031	1,483	4,578
Stock Units	10	—	6	—

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

(11) Stock-Based Compensation
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Cost of revenues	$1.7	$2.0	$3.8	$4.0
Research and development	2.3	2.7	4.6	5.4
Selling and marketing	2.8	2.7	5.6	5.4
General and administrative	6.5	10.1	17.4	19.8
Restructuring	2.4	—	2.4	—
	$15.7	$17.5	$33.8	$34.6

The Company granted options to purchase 0.9 million and 0.9 million shares of the Company's common stock during the six months ended March 28, 2020 and March 30, 2019, respectively, with weighted-average exercise prices of $45.82 and $41.25, respectively. There were 5.3 million options outstanding at March 28, 2020 with a weighted-average exercise price of $38.74.
The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Risk-free interest rate	1.7%	3.0%	1.7%	3.0%
Expected volatility	33.6%	34.3%	33.6%	34.3%
Expected life (in years)	4.8	4.8	4.8	4.8
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$14.45	$15.33	$13.87	$13.50

The Company granted 0.8 million and 0.9 million restricted stock units (RSUs) during the six months ended March 28, 2020 and March 30, 2019, respectively, with weighted-average grant date fair values of $45.76 and $41.11 per unit, respectively. In addition, the Company granted 0.1 million and 0.1 million performance stock units (PSUs) during the six months ended March 28, 2020 and March 30, 2019, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $45.76 and $40.97 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company also granted 0.1 million of PSUs based on a one-year free cash flow measure (FCF) to its senior management team, which had a grant date fair value of $45.76. Each recipient of FCF PSUs is eligible to receive between zero and 200% of the target number of shares of the Company's common stock at the end of the one-year measurement period, but the FCF PSUs vest at the end of the three year service period. The Company is recognizing compensation expense for PSUs and FCF PSUs ratably over the required service period based on its estimate of the number of shares that will vest. If there is a change in the estimate of the number of shares that are probable of vesting, the Company cumulatively adjusts compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million and 0.1 million market-based awards (MSUs) to its senior management team during the six months ended March 28, 2020 and March 30, 2019, respectively. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $43.90 and $55.13 per share using the Monte Carlo simulation model. The Company is recognizing compensation expense for the MSUs ratably over the service period. At March 28, 2020, there was 2.5 million in aggregate RSUs, PSUs, FCF PSUs and MSUs outstanding.
At March 28, 2020, there was $26.7 million and $70.6 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, PSUs, FCF PSUs and MSUs), respectively, to be recognized over a weighted-average period of 2.6 and 2.0 years, respectively.

(12) Other Balance Sheet Information

	March 28, 2020	September 28, 2019
Inventories
Raw materials	$155.1	$166.1
Work-in-process	56.4	54.5
Finished goods	189.8	224.3
	$401.3	$444.9

Property, plant and equipment
Equipment	$407.6	$379.2
Equipment under customer usage agreements	452.8	435.5
Building and improvements	162.9	196.7
Leasehold improvements	42.8	61.7
Land	40.6	46.3
Furniture and fixtures	15.6	17.5
	1,122.3	1,136.9
Less – accumulated depreciation and amortization	(677.0)	(666.0)
	$445.3	$470.9

(13) Business Segments and Geographic Information
During the first fiscal quarter of 2020 and during fiscal 2019, the Company had five reportable segments: Diagnostics, Breast Health, GYN Surgical, Medical Aesthetics and Skeletal Health. The Company completed the sale of its Medical Aesthetics business on December 30, 2019, but will continue to have operating expenses related to indemnifying CD&R for legal and tax matters that existed as of the date of disposition. The Company measures and evaluates its reportable segments based on segment revenues and operating income adjusted to exclude the effect of non-cash charges, such as intangible asset amortization expense, intangible asset and goodwill impairment charges, acquisition related fair value adjustments and integration expenses, restructuring, divestiture and facility consolidation charges and other one-time or unusual items.

Identifiable assets for the reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three and six months ended March 28, 2020 and March 30, 2019. Segment information is as follows:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Total revenues:
Diagnostics	$319.2	$296.7	$630.7	$593.3
Breast Health	307.8	321.5	638.9	646.2
GYN Surgical	105.4	102.2	224.5	210.6
Medical Aesthetics	—	73.8	65.3	153.6
Skeletal Health	23.7	24.2	47.2	45.4
	$756.1	$818.4	$1,606.6	$1,649.1
Income (loss) from operations:
Diagnostics	$57.3	$31.1	$106.8	$74.4
Breast Health	75.9	99.0	169.8	196.8
GYN Surgical	23.9	20.5	55.4	47.6
Medical Aesthetics	(2.4)	(473.9)	(53.4)	(499.1)
Skeletal Health	1.7	0.1	2.6	(2.4)
	$156.4	$(323.2)	$281.2	$(182.7)
Depreciation and amortization:
Diagnostics	$59.3	$61.6	$118.4	$123.4
Breast Health	13.1	8.9	23.1	18.2
GYN Surgical	21.1	21.9	42.1	43.9
Medical Aesthetics	—	25.1	4.1	50.6
Skeletal Health	0.2	0.1	0.4	0.3
	$93.7	$117.6	$188.1	$236.4
Capital expenditures:
Diagnostics	$17.1	$16.0	$35.3	$30.4
Breast Health	8.1	4.7	14.5	6.8
GYN Surgical	5.3	3.1	10.6	6.6
Medical Aesthetics	—	3.4	1.4	4.5
Skeletal Health	0.1	0.3	0.2	0.6
Corporate	1.1	1.8	1.1	3.0
	$31.7	$29.3	$63.1	$51.9

	March 28, 2020	September 28, 2019
Identifiable assets:
Diagnostics	$2,193.8	$2,276.6
Breast Health	1,243.9	1,127.8
GYN Surgical	1,284.4	1,328.6
Medical Aesthetics	—	159.3
Skeletal Health	30.2	27.3
Corporate	2,069.5	1,522.5
	$6,821.8	$6,442.1

The Company had no customers that represented greater than 10% of consolidated revenues during the three and six months ended March 28, 2020 and March 30, 2019.
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
Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
United States	76.0%	75.1%	75.1%	75.0%
Europe	14.8%	12.5%	13.8%	12.3%
Asia-Pacific	5.5%	7.9%	7.0%	8.1%
Rest of World	3.7%	4.5%	4.1%	4.6%
	100.0%	100.0%	100.0%	100.0%

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

The Company’s effective tax rate for the three and six months ended March 28, 2020 was a provision of 20.3% and a benefit of 122.1%, respectively, compared to a benefit of 22.9% and 30.2%, respectively, for the corresponding periods in the prior year. The effective tax rate for the three months ended March 28, 2020 differed from the statutory tax rate primarily due to taxation of foreign earnings at a tax rate lower than the statutory tax rate including the impact to global intangible low tax income and foreign derived intangible income, partially offset by unbenefited foreign losses. The effective tax rate for the six months ended March 28, 2020 differed from the statutory tax rate primarily due to a $310.9 million discrete net tax benefit related to the loss on the sale of the Medical Aesthetics business.

For the three months ended March 30, 2019, the effective tax rate differed from the statutory tax rate primarily due to the impact of the Medical Aesthetics impairment charge, and earnings in jurisdictions subject to lower tax rates. For the six months ended March 30, 2019, the effective tax rate differed from the statutory tax rate primarily due to the impact of the Medical Aesthetics impairment charge, earnings in jurisdictions subject to lower tax rates, a discrete benefit related to an internal restructuring, and finalizing the impact of the enactment of the Tax Cuts and Jobs Act in the first quarter of fiscal 2019.

During the six months ended March 28, 2020, the Company's gross unrecognized tax benefits excluding interest increased from $101.6 million to $212.7 million primarily as a result of uncertain tax positions related to the divestiture of the Medical Aesthetics business, and to a lesser extent intercompany transfer pricing related to ordinary business operations.

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

This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company adopted ASU 2016-16 in the first quarter of fiscal 2019 on a modified retrospective basis through a cumulative-

effect adjustment to decrease the opening balance of accumulated deficit within stockholders' equity as of September 30, 2018, the first day of fiscal 2019. This change in accounting principle resulted in an increase in deferred tax assets of $2.9 million, a decrease in accumulated deficit of $2.5 million, and a decrease in prepaid taxes of $0.4 million as of the beginning of the Company’s fiscal year beginning September 30, 2018.

The Company was required to account for the internal restructuring discussed above under ASU 2016-16 and recorded a $29.5 million increase to income tax expense and income tax liabilities and a decrease of $48.7 million to deferred tax expense and net deferred tax liabilities for the six months ended March 30, 2019. The net result was an increase to net income of $19.2 million, or an earnings per share increase of $0.07.

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

(15) Intangible Assets
Intangible assets consisted of the following:

Description	As of March 28, 2020		As of September 28, 2019
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$3,925.6	$2,779.6	$3,927.7	$2,654.8
Customer relationships	546.8	461.4	525.5	447.5
Trade names	244.0	176.1	245.4	171.1
Distribution agreement	—	—	2.5	—
Non-competition agreements	1.5	1.1	1.4	0.9
Business licenses	2.3	2.2	2.3	2.2
Total acquired intangible assets	$4,720.2	$3,420.4	$4,704.8	$3,276.5

Internal-use software	51.4	41.7	53.9	43.4
Capitalized software embedded in products	28.2	8.9	27.9	6.9
Total intangible assets	$4,799.8	$3,471.0	$4,786.6	$3,326.8

In the first quarter of fiscal 2020, the Company's Medical Aesthetics business met the criteria to be designated as assets held-for-sale. As a result, the Company recorded a $30.2 million charge to record the asset group at fair value less costs to sell. In addition, developed technology, customer lists, tradenames, and distribution agreement related to Medical Aesthetics of $24.1 million, $0.9 million, $2.0 million, and $1.2 million, respectively, were reclassified accordingly in the Company's Consolidated Balance Sheet to assets held-for-sale as of December 28, 2019 and subsequently disposed of in the second quarter of fiscal 2020.
In the second quarter of fiscal 2020, the Company reviewed its long-lived assets for indicators of impairment as a result of lowering its expectations for revenue and operating income in the short term from the impact of COVID-19 on its business as discussed in Note 1. The Company updated its long-term forecasts and performed an undiscounted cash flow analysis which indicated that the estimated future cash flows are sufficient to recover the carrying values of its asset groups. In addition, the Company had significant cushion from its most recent goodwill impairment test in each of its reporting units and believes, based on its procedures, current facts and expectations, that as of the date of this report it is it not more likely than not that the fair value of each of its reporting units is below their respective carrying values. Given the current uncertainty of the duration and scope of the COVID-19 pandemic, the related economic impact, and the potential longer term impact on the

Company's business, financial condition and results of operations, in the future the Company may be required to perform an interim impairment test, in addition to its annual test, and record an impairment charge.
Medical Aesthetics Impairment - Fiscal 2019

During the second quarter of fiscal 2019, in connection with commencing its company-wide annual budgeting and strategic planning process as well as evaluating the current operating performance of its Medical Aesthetics reporting unit (comprised solely of the Cynosure business), the Company reduced its short term and long term revenue and operating income forecasts. The updated forecast reflected reduced volume and market penetration projections primarily in the Body Contouring business due to increased competition in the non-invasive fat reduction category, and lower Women's Health product sales primarily from reduced sales volume of the MonaLisa Touch device, which the Company believed was primarily driven by the FDA's public letter in the fourth quarter of fiscal 2018 challenging various medical aesthetics companies marketing of devices for so called "vaginal rejuvenation" procedures relative to their FDA approvals. As a result of the revised forecasts in the second quarter of fiscal 2019, the Company determined indicators of impairment existed and performed an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant, and Equipment - Overall, to determine if the cash flows expected to be generated by this asset group over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset group, which was determined to be at the reporting unit level. Based on this analysis, which included evaluating various cash flow scenarios, the undiscounted cash flows were not sufficient to recover the carrying value of the asset group. As a result, the Company was required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value, the Company utilized the income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on the Company's most recent strategic plan and for periods beyond the strategic plan, the Company's estimates were based on assumed growth rates expected as of the measurement date. The Company believed its assumptions were consistent with the plans and estimates that a market participant would use to manage the business. The discount rate used is intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the asset group. The Company used a discount rate of 11.0%. As a result of this analysis, the fair value of the Medical Aesthetics asset group was below its carrying value, and the Company recorded an impairment charge of $443.8 million during the second quarter of fiscal 2019. The impairment charge was allocated to the long-lived assets as follows: $373.3 million to developed technology, $14.4 million to customer relationships, $31.5 million to trade names, $17.8 million to distribution agreements and $6.8 million to equipment. The Company believed its assumptions used to determine the fair value of the asset group were reasonable. The Company completed the sale of the Medical Aesthetics business in the second quarter of fiscal 2020. Please refer to Note 6 for additional details.
The estimated remaining amortization expense of the Company's acquired intangible assets as of March 28, 2020 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2020	$145.1
Fiscal 2021	$269.1
Fiscal 2022	$258.7
Fiscal 2023	$161.2
Fiscal 2024	$150.4

(16) Product Warranties
Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Acquired	Divested	Settlements/ Adjustments	Balance at End of Period
Six Months Ended:
March 28, 2020	$13.9	$5.5	$0.5	$(6.1)	$(6.2)	$7.6
March 30, 2019	$15.9	$5.4	$—	$—	$(6.9)	$14.4

(17) Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated balances of other comprehensive loss for the periods presented:

	Three Months Ended March 28, 2020					Six Months Ended March 28, 2020
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Hedged Interest Rate Swaps	Total
Beginning Balance	$(33.1)	$(1.7)	$(1.4)	$7.5	$(28.7)	$(41.4)	$(1.7)	$(2.7)	$3.5	$(42.3)
Other comprehensive income (loss) before reclassifications	(5.4)	—	(0.1)	(25.1)	(30.6)	2.9	—	(0.1)	(21.1)	(18.3)
Amounts reclassified to statement of income	—	—	0.4	—	0.4	—	—	1.7	—	1.7
Ending Balance	$(38.5)	$(1.7)	$(1.1)	$(17.6)	$(58.9)	$(38.5)	$(1.7)	$(1.1)	$(17.6)	$(58.9)

	Three Months Ended March 30, 2019				Six Months Ended March 30, 2019
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Total	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Total
Beginning Balance	$(29.8)	$(1.1)	$(1.0)	$(31.9)	$(26.6)	$(1.1)	$2.2	$(25.5)
Other comprehensive income (loss) before reclassifications	2.4	—	(1.5)	0.9	(0.8)	—	(5.4)	(6.2)
Amounts reclassified to statement of income	—	—	0.5	0.5	—	—	1.2	1.2
Ending Balance	$(27.4)	$(1.1)	$(2.0)	$(30.5)	$(27.4)	$(1.1)	$(2.0)	$(30.5)

(18) Restructuring Charges

Fiscal 2020 Actions

During the second quarter of fiscal 2020, the Company disposed of its life sciences testing business, which performs research testing for pharmaceutical companies, to the managers of the operations and recorded a $1.3 million charge upon disposition. Separately, in connection with the Cynosure divestiture, the Company accelerated stock compensation expense and other benefits of $2.6 million, partially offset by other adjustments of $2.0 million.

During the second quarter of fiscal 2020, the Company decided to terminate certain positions around various parts of the world and recorded charges of $1.0 million. These charges were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712) or ASC 420 Exit or Disposal Cost Obligations (ASC 420) depending on the employee.

In April 2020, in connection with cost cutting measures related to the COVID-19 pandemic, the Company terminated a limited number of personnel across the Company and expects to record severance benefit charges of approximately $1.0 million in the third quarter of fiscal 2020. In addition the Company made the decision to transfer its Perinatal product from its Sunnyvale facility to its San Diego facility. In connection with this decision, the Company will terminate certain manufacturing personnel and expects to record severance benefit charges of $1.3 million through the end calendar 2020.

(19) Share Repurchase
On June 13, 2018, the Board of Directors authorized a share repurchase plan to repurchase up to $500.0 million of the Company's outstanding common stock. This share repurchase plan was effective August 1, 2018 and expired on March 27, 2020. Under this authorization, during the second quarter of fiscal 2020, the Company repurchased 2.4 million shares of its common stock for a total consideration of $130.1 million. As of March 28, 2020, the Company had completed this authorization.
On November 19, 2019, the Board of Directors authorized a new share repurchase plan to repurchase up to $500.0 million of the Company's outstanding common stock, effective at the beginning of the third quarter of fiscal 2020. On March 2, 2020 the Board of Directors approved accelerating the effective date of the new share repurchase plan from March 27, 2020 to March 2, 2020. Under this revised authorization, during the second quarter of fiscal 2020, the Company repurchased 3.5 million shares of its common stock for a total consideration of $137.5 million. As of March 28, 2020, $362.6 million remained available under this authorization.
On November 19, 2019, the Board of Directors authorized the Company to repurchase up to $205 million of its outstanding shares pursuant to an accelerated share repurchase ("ASR") agreement. On November 22, 2019, the Company executed the ASR agreement with Goldman Sachs & Co. ("Goldman Sachs") pursuant to which the Company repurchased $205 million of the Company's common stock. The initial delivery, of approximately 80% of the shares under the ASR, was 3.3 million shares for which the Company initially allocated $164.0 million of the $205 million paid to Goldman Sachs during the first quarter of fiscal 2020. The Company evaluated the nature of the forward contract aspect of the ASR under ASC 815 and concluded equity classification was appropriate. Final settlement of the transaction under the ASR occurred in the second quarter of fiscal 2020. At settlement, Goldman Sachs delivered an additional 0.6 million shares of the Company's common stock.

(20) New Accounting Pronouncements

See Note 1 for Recently Adopted Accounting Pronouncements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) and subsequently a number of improvements. The guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The updated guidance is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in fiscal 2021. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-13, as well as all codification improvements in ASU 2019-04, ASU 2019-10, ASU 2019-11 and ASU 2020-03, on its consolidated financial position and results of operations.

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

In January 2020, FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The Board is issuing this Update to clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815. This update could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. For entities that have adopted the amendments in Update 2020-01, the updated guidance is effective for annual periods beginning after December 15, 2020, and is applicable to the Company in fiscal 2022. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2020-01 on its consolidated financial position and results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements regarding:

•
the ongoing and possible future effects of the global COVID-19 pandemic and associated economic disruptions on our business, financial condition, results of operations and cash flows and our ability to further draw down our revolver;

•	our ability to complete the development, obtain the authorization for, and manufacture and sell a second COVID-19 assay that will run on our Panther instrument on a timely basis, if at all;

•	the impact of cost-cutting measures we have taken in response to the COVID-19 pandemic;

•	the effect of the continuing worldwide macroeconomic uncertainty, including the UK's decision to leave the European Union (known as Brexit), on our business and results of operations;

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including those set forth under "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report, as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 or any other of our subsequently filed reports. We qualify all of our forward-looking statements by these cautionary statements.
OVERVIEW
We are a developer, manufacturer and supplier of premium diagnostics products, medical imaging systems, and surgical products focused on women's health and well-being through early detection and treatment and until recently our product portfolio included light-based aesthetic and medical treatments systems sold by our former Medical Aesthetic business. During the second quarter of fiscal 2020, we operated in four segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. We completed the sale of the Medical Aesthetics segment on December 30, 2019 (the beginning of the second quarter of fiscal 2020). We sell and service our products through a combination of direct sales and service personnel and a network of independent distributors and sales representatives.
We offer a wide range of diagnostic products which are used primarily to aid in the diagnosis of human diseases. Our primary diagnostics products include our Aptima family of molecular diagnostic assays, which run on our advanced instrumentation systems (Panther and Tigris), our ThinPrep cytology system, and the Rapid Fetal Fibronectin Test. The Aptima family of molecular diagnostic assays is used to detect, among other things, the infectious microorganisms that cause the common sexually transmitted diseases, or STDs, such as chlamydia and gonorrhea, certain high-risk strains of human papillomavirus, or HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. In addition, the Aptima portfolio includes quantitative viral load tests for HIV, Hepatitis C and Hepatitis B. The Aptima portfolio also includes diagnostic tests for a range of acute respiratory ailments that are run on the Panther Fusion system, a field upgradeable instrument addition to the Panther. During the second quarter of fiscal 2020, the U.S. Food and Drug Administration (the "FDA") granted Emergency Use Authorization (EUA) for our Panther Fusion® SARS-CoV-2 assay for testing for the COVID-19 virus. We are in the process of completing development of a second SARS-CoV-2 assay that will run on the Panther instrument, more than 1,800 of which are used by clinical laboratories around the world. Subject to obtaining the required authorizations, we expect to introduce the assay in May. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth.
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
Our disposed of Medical Aesthetics segment offered a portfolio of aesthetic treatment systems, including SculpSure, PicoSure and MonaLisa Touch, that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, reduce fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus, ablate sweat glands and improve gynecologic health. This segment also marketed our TempSure radio frequency, or RF, energy sourced platform that offered both non-surgical and surgical aesthetic treatments and procedures.

On November 20, 2019, we entered into a definitive agreement to sell our Medical Aesthetics business to Clayton Dubilier & Rice ("CD&R") for a sales price of $205.0 million in cash, less certain adjustments. The sale was completed on December 30, 2019 (the beginning of the second quarter of fiscal 2020), and the Company received cash proceeds of $153.4 million. The sales price remains subject to adjustment pursuant to the terms of the definitive agreement, and the Company is in process of evaluating adjustments to the final sales price. As a result, we recorded a $30.2 million impairment charge in the first quarter of fiscal 2020 to record the asset group to its fair value less costs to dispose as it met the assets held-for-sale criteria. For additional information, see Note 6 to our consolidated financial statements included herein. Following the sale of our Medical Aesthetics business, we do not anticipate to receive any further revenue related to this business, although additional expenses will be incurred in connection with indemnification provisions primarily related to legal and tax matters. In addition, we have agreed to provide transition services for a period of up to 15 months.
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
Trademark Notice
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 2D Dimensions, 3Dimensions, 3D Mammography, Affirm, Alpha Imaging, Aptima, ATEC, BioZorb, Hologic Clarity HD, Emsor, Eviva, Faxitron, Fluent, Fluoroscan, Focal, Fusion, Health Beacons, Insight FD, Intelligent 2D, Genius 3D Mammography, GYN Surgical, Horizon DXA, MyoSure, NovaSure, Panther, Panther Fusion, Rapid fFN, Selenia, Selenia Dimensions, SmartCurve, SuperSonic Imagine, ThinPrep, and Tigris. Cynosure, MonaLisa Touch, PicoSure, SculpSure, and TempSure remain trademarks of Cynosure, which we no longer own following the sale of our Medical Aesthetics business on December 30, 2019.

COVID-19 Considerations
The pandemic caused by the spread of the novel strain of coronavirus disease 2019 ("COVID-19") has created significant volatility, uncertainty and economic disruption in the markets we sell our products into and operate in, primarily the U.S., Europe and Asia-Pacific. In the second quarter of fiscal 2020, the spread of COVID-19 has negatively impacted business and healthcare activity globally. As healthcare systems respond to the increasing demands of managing COVID-19 and the resulting economic uncertainties, governments around the world have imposed measures designed to reduce the transmission of COVID-19, and individuals are responding to the fears of contracting COVID-19. In particular, elective procedures and exams are being delayed or cancelled, there has been a significant reduction in physician office visits, and hospitals are postponing or cancelling capital purchases as well as limiting or eliminating services. As further discussed in this Report, these responses have had, and we believe will continue to have, a negative impact on our operating results and cash flows. While the effects of COVID-19 and the associated economic disruptions were felt primarily in the second half of March in many of our end-markets and earlier in Asia, primarily China, we expect the effect on our financial results in the third fiscal quarter to be significant. While we believe that the impact on our business will begin to lessen in the fourth quarter and continue to do so in subsequent periods the impacts on these periods could be significant.
We believe that COVID-19’s adverse impact on our operating results, cash flows and financial condition will be primarily driven by: the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic’s impact on the U.S. and international healthcare systems, the U.S. economy and worldwide economy; and the timing, scope and effectiveness of U.S. and international governmental responses to the COVID-19 pandemic and associated economic disruptions.
In addition to adversely affecting demand for our products, COVID-19 and associated economic disruptions could have an adverse impact on our supply chains and distribution systems, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business.
We expect that the uncertainty surrounding world financial markets and deteriorating worldwide macroeconomic conditions resulting from the pandemic have caused and may continue to cause the purchasers of medical equipment to decrease their medical equipment purchasing and procurement activities. Additionally, the pandemic has caused and may further cause constrictions in world credit markets that have and could cause our customers to experience increased difficulty in paying their existing obligations to us or in securing the financing necessary to purchase our products. Economic uncertainty has and may continue to result in cost-conscious consumers focusing on acute care rather than wellness, which would also continue to adversely affect demand for our products.
The terms of our credit facilities require us to satisfy certain financial covenants. Should our future business and operations be significantly impaired by the continuing COVID-19 pandemic and associated economic disruptions over an extended period of time or otherwise, we cannot assure that we will remain in compliance with our current financial covenants. In such event, the factors that adversely affect our business may also similarly adversely affect the capital markets, and we cannot assure that we would be able to negotiate alternative covenants or alternative financing on favorable terms if at all. Our failure to comply with the covenants contained in our credit facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.
As we assessed the potential longer term economic and capital market uncertainties resulting from the COVID-19 pandemic, at the end of March 2020 we suspended our accounts receivable securitization program and borrowed $750 million under our revolver. We used $250 million of these proceeds to pay off all amounts then owed under our accounts receivable securitization agreement, and retained the balance as cash reserve. As of March 28, 2020 we had another $750 million available under our revolver.
In response to the negative impact of COVID-19 on our business, in April 2020 we initiated cost-cutting measures, which included not only reducing discretionary and variable spending, such as travel, marketing programs and the use of contractors, consultants and temporary help, but we also implemented employee furloughs, salary cuts primarily in the U.S., reduced hours and in certain instances employee terminations. Further, we have shut down certain manufacturing facilities temporarily and implemented reduced work-week schedules in response to lower near-term demand for many of our products. These actions, as they relate to our manufacturing operations, are expected to reduce the efficiency of our manufacturing operations and could further adversely affect our results of operations. Future cost savings initiatives and other measures related to stopping the spread of COVID-19 could also adversely affect our research and development activities, including our clinical trials.
We have also taken measures to ensure the safety of our employees and to comply with governmental orders. These measures could require that our employees refrain from traveling to their normal workplace for extended periods of time, which in turn could result in a decrease in our commercial and marketing activities.

During the second quarter of fiscal 2020, the FDA granted Emergency Use Authorization (EUA) for our Panther Fusion SARS-CoV-2 assay for testing for the COVID-19 virus. We are in the process of completing development of a second SARS-CoV-2 assay which will run on our more widely distributed Panther instrument. We have installed more than 1,800 Panther instruments, which are used by clinical laboratories around the world. Subject to obtaining the required authorizations, we expect to introduce the assay in May. However, we can give no assurance that this assay will be developed and authorized on a timely basis, if at all, or if introduced, will be commercially successful.

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

On November 21, 2019, we acquired an additional 7.6 million shares of SSI for $12.6 million. As a result, we owned approximately 78% of the outstanding shares of SSI at November 21, 2019 and controlled SSI's voting interest and operations. We performed purchase accounting as of November 21, 2019 and beginning on that date the financial results of SSI are included within our consolidated financial statements. We remeasured the initial investment of 46% of the outstanding shares of SSI to its fair value at the acquisition date, resulting in a gain of $3.2 million in the first quarter of fiscal 2020. The total purchase price was $69.3 million, which consisted of $17.9 million for the equity method investment in SSI, $12.6 million for shares acquired on November 21, 2019, $30.2 million for loans we provided to SSI prior to the acquisition that are considered forgiven, and $8.6 million representing the fair value of the noncontrolling interests as of November 21, 2019. Based on our preliminary purchase price allocation, we have allocated $45.3 million of the purchase price to the preliminary value of intangibles and $22.4 million to goodwill. The allocation of the purchase price is preliminary as we continue to gather information supporting the acquired assets and liabilities.

As of March 28, 2020, we owned approximately 81% of SSI, and accordingly we have recorded an adjustment to our net income for the non-controlling interest we do not own of $1.5 million and $1.8 million, respectively, for the three and six months ended March 28, 2020,

Alpha Imaging

On December 30, 2019, we completed the acquisition of assets from Alpha Imaging, LLC ("Alpha Imaging"), for a purchase price of $18.0 million, which included a hold-back of $1.0 million and contingent consideration which we have estimated at $0.9M. The contingent consideration is payable upon shipment of backlog orders entered into by Alpha Imaging prior to the acquisition. Alpha Imaging was a long-standing distributor of our Breast and Skeletal products in the U.S.

Health Beacons

On February 3, 2020, we completed the acquisition of Health Beacons, Inc. ("Health Beacons"), for a purchase price of $19.3 million, which included hold-backs of $2.3 million that are payable up to eighteen months from the date of acquisition. Health Beacons manufactures the LOCalizer product that is sold by Faxitron Bioptics, LLC ("Faxitron"), which we acquired in July 2018.

RESULTS OF OPERATIONS
All dollar amounts in tables are presented in millions.

Product Revenues

	Three Months Ended						Six Months Ended
	March 28, 2020		March 30, 2019		Change		March 28, 2020		March 30, 2019		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$314.4	41.6%	$290.4	35.5%	$24.0	8.3%	$620.8	38.6%	$580.5	35.2%	$40.3	6.9%
Breast Health	187.2	24.8%	200.2	24.5%	(13.0)	(6.4)%	395.3	24.6%	405.9	24.6%	(10.6)	(2.6)%
GYN Surgical	105.0	13.9%	101.9	12.5%	3.1	3.0%	223.7	13.9%	210.1	12.7%	13.6	6.5%
Medical Aesthetics	—	—%	58.4	7.1%	(58.4)	(100.0)%	49.7	3.1%	123.2	7.5%	(73.5)	(59.7)%
Skeletal Health	17.0	2.2%	16.9	2.1%	0.1	0.6%	33.4	2.1%	31.2	1.9%	2.2	7.1%
	$623.6	82.5%	$667.8	81.7%	$(44.2)	(6.6)%	$1,322.9	82.3%	$1,350.9	81.9%	$(28.0)	(2.1)%
We had a reduction in product revenues in both the current three and six month periods of 6.6% and 2.1%, respectively, compared to the corresponding periods in the prior year. The decrease is primarily due to the disposition of the Medical Aesthetics business segment, which was completed on December 30, 2019 and a reduction in Breast Health product revenues primarily due to decreased demand in the second half of March which we attribute to the impact of COVID-19 pandemic as described above.
Diagnostics product revenues increased $24.0 million and $40.3 million or 8.3% and 6.9%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to increases in Molecular Diagnostics of $23.7 million and $39.0 million, respectively, a decrease of $2.2 million in the current three month period and an increase of $0.4 million in the current six month period in Cytology & Perinatal, and increases of $2.5 million and $0.9 million, respectively, in blood screening, which we divested in the second quarter of fiscal 2017 but for which we continue to provide long-term access to Panther instrumentation and certain supplies. Molecular Diagnostics product revenue (excluding blood screening) was $189.1 million and $365.7 million, respectively, in the current three and six month periods compared to $165.4 million and $326.7 million in the corresponding periods in the prior year. The increases were primarily attributable to sales volume of our Aptima family of assays, which increased $9.5 million and $18.7 million, respectively, on a worldwide basis in the current three and six month periods primarily due to the increased installed base of our Panther instruments, menu expansion and the adoption of co-testing for cervical cancer screening in Germany. This installed base is driving higher volumes of assay testing, which is partially offset by a slight decline in average selling prices. We also sold more instruments on a worldwide basis in both current year periods compared to the prior year. In addition, we had an increase in worldwide sales of our virology products and our newer Fusion assays. Cytology & Perinatal product revenue decreased in the current quarter primarily due to lower domestic ThinPrep test volumes, which we primarily attribute to screening interval expansion as well as slight declined in average selling prices, partially offset by an increase in international volumes. Cytology & Perinatal product revenue increased in the current six month period due to higher international ThinPrep test volumes partially offset by lower domestic ThinPrep test volumes and slightly lower average selling prices. The increase in ThinPrep volumes internationally is primarily due to increasing our customer base in Europe, which was partially offset by declines in Asia-Pacific, primarily China, which we primarily attribute to the impact of the COVID-19 pandemic. The increase in revenues was partially offset by the negative foreign currency exchange impact of the strengthening U.S. dollar against a number of currencies. We expect a significant decrease in sales of our diagnostic products, except our COVID-19 assay, in the third quarter of fiscal 2020 and to a lesser extent in the fourth quarter and beyond as the COVID-19 pandemic continues and wellness visits are delayed or cancelled.
Breast Health product revenues decreased $13.0 million and $10.6 million or 6.4% and 2.6%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the impact of the COVID-19 pandemic on sales in the second half of the month of March 2020 resulting in a decrease in sales volume of our 3D Dimensions and 2D systems and related workflow products, consisting of Intelligent 2D, Clarity HD, and SmartCurve upgrades, lower 3D software upgrades, and a slight decline in average selling prices for our 3D systems. We also experienced a decline in sales volume of our Affirm Prone breast biopsy tables. We primarily attribute the decline in revenues to the COVID-19 pandemic in the U.S. as hospitals and imaging centers either slowed down purchases or delayed orders and installations of capital equipment units in order to focus their efforts towards COVID-19 patients and concerns on maintaining their cash and liquidity, as well as from the impact of delayed or cancelled elective imaging exams and procedure as described above. These decreases were partially offset by the inclusion of SSI which contributed $4.9 million and $10.6 million, respectively, of product revenue in the current three and six month periods. We obtained control of SSI and began consolidating their results for the last fiscal month of the first quarter of fiscal 2020. In addition, we had increased sales of our interventional breast solutions ATEC and Eviva disposables. We expect a significant further decrease in sales of our Breast Health products in the third quarter of fiscal 2020 and to a lesser extent in the fourth quarter and beyond if the COVID-19 pandemic continues and hospitals and healthcare centers continue to restrict access and wellness visits and elective medical procedures, and capital expenditures continue to be delayed or cancelled.
GYN Surgical product revenues increased $3.1 million and $13.6 million or 3.0% and 6.5%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to increases in the volume of MyoSure system sales of $1.0 million and $7.0 million, respectively, and increases in Fluent systems sales of $3.8 million and $8.0 million, respectively. These increases were partially offset by decreases in NovaSure systems sales of $3.6 million and $5.5 million, respectively, in the current three and six month periods compared to the corresponding periods in the prior year. We attribute the decrease in NovaSure sales primarily to a stagnant market for endometrial ablation in the U.S. We expect a significant decrease in sales of our GYN Surgical products in the third quarter of fiscal 2020 and to a lesser extent in the fourth quarter and beyond if the COVID-19 pandemic continues and hospitals and healthcare centers continue to restrict access and elective medical procedures continue to be delayed or cancelled.
We divested the Medical Aesthetics segment on December 30, 2019, the beginning of our second quarter of fiscal 2020.
Skeletal Health product revenues increased $0.1 million and $2.2 million or 0.6% and 7.1% respectively, in the current three and six month periods compared to the corresponding period in the prior year primarily due to an increase in sales volume of our Horizon DXA systems, which was partially offset by lower sales volume of our Insight FD mini C-arm system. We expect a significant decrease in sales of our Skeletal products in the third quarter of fiscal 2020 and to a lesser extent in the fourth quarter and beyond if the COVID-19 pandemic continues and hospitals and healthcare centers continue to restrict access and wellness and elective medical procedures continue to be delayed or cancelled.
Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
United States	74.9%	74.4%	74.2%	74.1%
Europe	15.6%	12.9%	14.4%	12.7%
Asia-Pacific	5.6%	8.1%	7.1%	8.4%
Rest of World	3.9%	4.6%	4.3%	4.8%
	100.0%	100.0%	100.0%	100.0%
In the current three and six month periods compared to the corresponding periods in the prior year, the percentage of product revenue derived from Europe increased due to growth in ThinPrep and Molecular Diagnostics as we expanded our customer base and increased sales from the adoption of co-testing for cervical cancer screening in Germany, an increase in digital mammography systems in the UK and the inclusion of SSI. Asia-Pacific product revenue as a percentage of total product revenue decreased primarily due to lower sales in China in the second quarter of fiscal 2020, which we primarily attribute to the effect of the COVID-19 pandemic, and the disposition of Medical Aesthetics.
Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 28, 2020		March 30, 2019		Change		March 28, 2020		March 30, 2019		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$132.5	17.5%	$150.6	18.4%	$(18.1)	(12.0)%	$283.7	17.7%	$298.2	18.1%	$(14.5)	(4.9)%
Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment, and to a lesser extent, the Medical Aesthetics business prior to its disposition in the beginning of the second quarter of fiscal 2020. The

Breast Health business continues to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period. The Medical Aesthetics business represented 0% and 5.5% of service and other revenues in the current three and six month periods, respectively, and 10.2% of service and other revenues in both of the corresponding periods in the prior year. Excluding Medical Aesthetics, service and other revenues decreased 2% in the current three month period compared to the corresponding period in the prior year primarily due to the prior year period including additional one-time license revenue in Breast Health. Excluding Medical Aesthetics, service and other revenues were consistent in the current six month period compared to the corresponding period in the prior year as we had higher service contract revenue offset by lower license revenue.
Cost of Product Revenues

	Three Months Ended						Six Months Ended
	March 28, 2020		March 30, 2019		Change		March 28, 2020		March 30, 2019		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$223.3	35.8%	$232.9	34.9%	$(9.6)	(4.1)%	$460.8	34.8%	$465.0	34.4%	$(4.2)	(0.9)%
Amortization of Intangible Assets	62.9	10.1%	80.4	12.0%	(17.5)	(21.8)%	126.5	9.6%	161.4	11.9%	(34.9)	(21.6)%
Impairment of Intangible Assets	—	—%	374.6	56.1%	(374.6)	(100.0)%	25.8	2.0%	374.6	27.7%	(348.8)	(93.1)%
	$286.2	45.9%	$687.9	103.0%	$(401.7)	(58.4)%	$613.1	46.4%	$1,001.0	74.1%	$(387.9)	(38.8)%
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 35.8% and 34.8% in the current three and six month periods, respectively, compared to 34.9% and 34.4% in the corresponding periods in the prior year. Cost of product revenues as a percentage of revenue increased in the current three and six month periods primarily due to shifts in product mix for the Diagnostics, Breath Health and GYN Surgical business segments resulting in lower gross margin in fiscal 2020, an increase in inventory reserves and higher freight costs. Partially offsetting these increases was a benefit from the disposition of Medical Aesthetics, which had lower gross margins compared to our remaining businesses. We expect gross margin to deteriorate across our businesses from significantly lower sales volume and manufacturing shut-downs resulting in higher period costs in the third quarter of fiscal 2020 and potentially in the fourth quarter of fiscal 2020 as a result of the economic impact of the COVID-19 pandemic.
Diagnostics' product costs as a percentage of revenue increased in the current three month period compared to the corresponding period in the prior year primarily due to lower gross margin from blood screening based on the increase in sales under our long-term supply agreement with Grifols, lower ThinPrep volumes in the U.S., and an increase in inventory reserves, partially offset by increased volume of Aptima assays and viral assays which generally have higher gross margin. Product costs as a percentage of revenue were consistent in the current six month period compared to the corresponding period in the prior year primarily due to improved molecular diagnostics' gross margin from increased volume of Aptima assays and viral assays offsetting the increased costs noted above.
Breast Health’s product costs as a percentage of revenue increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to decreased sales volume of our 3D Dimensions systems and Affirm Prone breast biopsy tables, a slight decline in average selling prices for our 3D Dimensions systems due to customer mix and higher international sales which have lower average selling prices than the U.S., a decrease in our higher-margin workflow products, consisting of Intelligent 2D, Clarity HD, and SmartCurve upgrades and a decrease in 3D software upgrades. These decreases were primarily due to the COVID-19 pandemic in the U.S. as hospitals and imaging centers either slowed down purchases or delayed orders and installations of capital equipment units in order to focus their efforts towards COVID-19 patients and concerns on maintaining their cash and liquidity, as well as from the impact of delayed or cancelled elective imaging exams, screenings and procedures as described above.
GYN Surgical’s product costs as a percentage of revenue increased in the current three and six month periods compared to the corresponding period in the prior year primarily due to increased sales of Fluent, which is a lower-margin product, and continued product mix shift to higher volumes of MyoSure devices and lower volumes of NovaSure devices, which have higher margins as compared to MyoSure. For the current six month period, this trend was partially offset by an increase in sales volume in the current quarter for the higher margin NovaSure ADVANCED device compared to the Classic device.

We divested the Medical Aesthetics segment on December 30, 2019, the beginning of our second quarter of fiscal 2020.
Skeletal Health’s product costs as a percentage of revenue decreased in the current three and six month periods compared to the corresponding periods in the prior year due to increased sales volume of our Horizon DXA systems, which have higher margins than our mini C-arm systems.
Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to lower amortization of $17.4 million and $33.1 million, respectively, from intangible assets acquired in the Cynosure acquisition as a result of impairment charges (partially offset by shortening lives of certain assets) in fiscal 2019, the classification of the Medical Aesthetic business as assets held-for-sale in November 2019 and its subsequent disposition on December 30, 2019, and lower amortization of intangible assets acquired in the Cytyc acquisition which reduce over time. These decreases were partially offset by amortization expense in the current three and six month periods related to intangible assets acquired in the SSI acquisition of $1.2 million and $1.4 million, respectively.
Impairment of Intangible Assets. As discussed in Note 6 to the consolidated financial statements, we recorded an aggregate impairment charge of $30.2 million during the first quarter of fiscal 2020. The impairment charge was allocated to the Medical Aesthetics long-lived assets, of which $25.8 million was allocated to developed technology assets and written off to cost of revenues. During the second quarter of fiscal 2019, we recorded an aggregate impairment charge of $443.8 million. The impairment charge was allocated to the long-lived assets and $373.3 million of developed technology intangible assets and $1.3 million of equipment was written off to cost of product revenues. See Note 15 to the consolidated financial statements for additional information.
Cost of Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 28, 2020		March 30, 2019		Change		March 28, 2020		March 30, 2019		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$74.1	55.9%	$88.1	58.5%	$(14.0)	(15.9)%	$163.9	57.7%	$171.6	57.6%	$(7.7)	(4.5)%
Service and other revenues gross margin increased to 44.1% in the current three month period compared to 41.5% in the corresponding period in the prior year and was consistent at 42.3% in the current six month period compared to 42.4% in the corresponding period in the prior year. The increase in the current three month period is primarily due to the disposition of Medical Aesthetics as service margins for Medical Aesthetics were lower compared to the Breast Health business which generates the majority of our service revenues. In addition, in the current three month period, in Breast Health we had lower warranty costs and increased service contracts, which was offset by lower license revenue as the prior year period included additional one-time license revenue in Breast Health. In the current six month period compared to the prior year corresponding period, the disposition of Medical Aesthetics improved service margins in the current year, which was offset by higher field service and parts costs and freight in Breast Health and lower license revenue as the prior year period included additional one-time license revenue in Breast Health.

Operating Expenses

	Three Months Ended						Six Months Ended
	March 28, 2020		March 30, 2019		Change		March 28, 2020		March 30, 2019		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$49.3	6.5%	$57.3	7.0%	$(8.0)	(14.0)%	$110.4	6.9%	$110.5	6.7%	$(0.1)	(0.1)%
Selling and marketing	110.6	14.6%	133.5	16.3%	(22.9)	(17.2)%	255.4	15.9%	279.5	16.9%	(24.1)	(8.6)%
General and administrative	66.5	8.8%	89.9	11.0%	(23.4)	(26.0)%	155.1	9.7%	168.5	10.2%	(13.4)	(8.0)%
Amortization of intangible assets	10.1	1.3%	14.1	1.7%	(4.0)	(28.4)%	19.2	1.2%	28.2	1.7%	(9.0)	(31.9)%
Impairment of intangible assets and equipment	—	—%	69.2	8.5%	(69.2)	(100.0)%	4.4	0.3%	69.2	4.2%	(64.8)	(93.6)%
Restructuring and Divestiture charges	2.9	0.4%	1.6	0.2%	1.3	81.3%	3.9	0.2%	3.3	0.2%	0.6	18.2%
	$239.4	31.7%	$365.6	44.7%	$(126.2)	(34.5)%	$548.4	34.1%	$659.2	40.0%	$(110.8)	(16.8)%
Research and Development Expenses. Research and development expenses decreased 14.0% and 0.1% in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the disposition of the Medical Aesthetics business in the beginning of the second quarter of fiscal 2020, which had research and development expenses of $0 and $7.3 million, respectively, in the current three and six month periods and $7.5 million and $14.4 million, respectively, in the corresponding periods in the prior year. In addition, the current three month period had lower compensation and benefits driven by a credit from our deferred compensation plan as the expense is primarily driven by the mark-to-market of the value of the underlying investments, lower bonus expense and a reduction in project spend in Breast Health, partially offset by the addition of $1.0 million of SSI expenses, increased spending to implement the European MDR/IVDR requirements, and increased R&D project spend in Diagnostics and Surgical. The current six month period had lower expense from Medical Aesthetics of $7.1 million, but this was offset by increased R&D consulting and project spend across the businesses, the addition of $1.5 million of SSI expenses and increased spending to implement the European MDR/IVDR requirements. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses decreased 17.2% and 8.6% in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the disposition of the Medical Aesthetics business in the beginning of the second quarter of fiscal 2020, which had sales and marketing expenses of $0 and $23.7 million, respectively, in the current three and six month periods and $26.1 million and $53.6 million, respectively, in the corresponding periods in the prior year. In addition, the current three and six month periods had reductions in marketing initiatives, trade show expenses, consulting and travel expenses, partially offset by an increase in commissions in Breast Health and the inclusion of SSI expenses in the current three and six month periods of $5.8 million and $8.1 million, respectively. We expect selling and marketing expenses to decline further in the third quarter of fiscal 2020 and to a lesser extent in the fourth quarter due to our cost-containment measures implemented in response to the COVID-19 pandemic as described above.
General and Administrative Expenses. General and administrative expenses decreased 26.0% and 8.0% in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the disposition of the Medical Aesthetics business in the beginning of the second quarter of fiscal 2020, which had general and administrative expenses of $0 and $5.5 million, respectively, in the current three and six month periods and $4.8 million and $9.9 million, respectively, in the corresponding periods in the prior year. In addition, the current three and six month periods had lower compensation and benefits principally driven by our deferred compensation plan, lower stock compensation expenses, lower bonus expense, a credit related to services provided under the transition services agreement with Cynosure, lower travel expenses, lower accounting and tax fees, and lower legal expenses as the prior year period included higher litigation and settlement costs related to the Fuji, Enzo and Minerva lawsuits, partially offset by an increase in bad debt expense, acquisition related fees for due diligence and consulting, project expenses related to the Medical Aesthetics disposition including accelerated stock compensation, and the inclusion of SSI. In addition, the current six month period expenses were lower due to acquisition-related holdback and accrual reversals. We expect general and administrative expenses to further decline in the third quarter of fiscal 2020 and a possible further decline in the fourth quarter primarily due to our cost-containment measures implemented in response to the COVID-19 pandemic as described above.
Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, distributor relationships and business licenses related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to lower amortization from intangible assets acquired in the Cynosure acquisition as a result of impairment charges (partially offset by shortening lives of certain assets) in fiscal 2019 and the classification of the Medical Aesthetic business as assets held-for-sale in November 2019 and its subsequent disposition on December 30, 2019.
Impairment of Intangible Assets. As discussed in Note 6 to the consolidated financial statements, we recorded an aggregate impairment charge of $30.2 million during the first quarter of fiscal 2020. The impairment charge was allocated to the Medical Aesthetics long-lived assets of which $4.4 million was written off to operating expenses. During the second quarter of fiscal 2019, we recorded an aggregate impairment charge of $443.8 million. The impairment charge was allocated to the long-lived assets and written off to operating expenses was $14.4 million to customer relationships, $31.5 million to trade names, $17.8 million to distribution agreements and $5.5 million to equipment. See Note 15 to the consolidated financial statements for additional information.
Restructuring and Divestiture Charges. We have implemented various cost reduction initiatives to align our cost structure with our operations and related to integration activities. In addition, we have recorded divestiture charges. These actions have primarily resulted in the termination of employees. As a result, we recorded charges of $2.9 million and $3.9 million in the current three and six month periods, respectively, primarily related to severance benefits. See Note 18 to the consolidated financial statements for additional information.
Interest Expense

	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Change		March 28, 2020	March 30, 2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(31.3)	$(34.8)	$3.5	(10.1)%	$(64.1)	$(70.9)	$6.8	(9.6)%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense in the current three and six month periods decreased primarily due to a decrease in LIBOR year over year, the basis for determining interest expense under our 2018 Credit Agreement, and overall lower debt balances in the current year, until we borrowed a net of $500 million at the end of March 2020, partially offset by lower proceeds received under our interest rate cap agreements that hedge the variable interest rate under our credit facilities in the current three and six month periods compared to the corresponding periods in the prior year.
Other (Expense) Income, net

	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Change		March 28, 2020	March 30, 2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other (Expense) Income, net	$(7.5)	$3.5	$(11.0)	(314.3)%	$(4.2)	$2.9	$(7.1)	(244.8)%

For the current three month period, this account primarily consisted of a loss of $9.0 million on the cash surrender value of life insurance contracts related to our deferred compensation plan driven primarily by stock market losses, partially offset by miscellaneous income and net foreign currency exchange gains were negligible as hedging activities offset realized losses. For the second quarter of fiscal 2019 this account primarily consisted of a gain of $4.5 million on the cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains. partially offset by net foreign currency exchange losses of $0.3 million primarily from the mark-to-market of outstanding forward foreign currency exchange contracts.

For the current six month period, this account primarily consisted of a loss of $6.1 million on the cash surrender value of life insurance contracts related to our deferred compensation plan driven primarily by stock market losses, net foreign currency exchange losses of $1.7 million primarily from mark-to-market of outstanding forward foreign currency and foreign currency option exchange contracts, partially offset by a net gain of $3.2 million to reflect an adjustment to remeasure our initial investment in SSI in connection with purchase accounting. For the prior year corresponding six month period, this account primarily consisted of net foreign currency exchange gains of $3.9 million primarily from the mark-to market of outstanding forward foreign currency exchange contracts, a gain of $0.8 million on the sale of an investment, partially offset by a loss of $1.0 million on the cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market losses.
Provision (Benefit) for Income Taxes

	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Change		March 28, 2020	March 30, 2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision (Benefit) for Income Taxes	$24.1	$(81.1)	$105.2	**	$(264.3)	$(75.4)	$(188.9)	**
** Percentage not meaningful

Our effective tax rate for the three and six months ended March 28, 2020 was a provision of 20.3% and a benefit of 122.1%, respectively, compared to a benefit of 22.9% and 30.2%, respectively, for the corresponding periods in the prior year. The effective tax rate for the three months ended March 28, 2020 differed from the statutory tax rate primarily due to taxation of foreign earnings at a tax rate lower than the statutory tax rate including the impact to global intangible low tax income and foreign derived intangible income, partially offset by unbenefited foreign losses. The effective tax rate for the six months ended March 28, 2020 differed from the statutory tax rate primarily due to a $310.9 million discrete net tax benefit related to the loss on the sale of the Medical Aesthetics business.
For the three months ended March 30, 2019, the effective tax rate differed from the statutory tax rate primarily due to the impact of the Medical Aesthetics impairment charge, and earnings in jurisdictions subject to lower tax rates. For the six months ended March 30, 2019, the effective tax rate differed from the statutory tax rate primarily due to the impact of the Medical Aesthetics impairment charge, earnings in jurisdictions subject to lower tax rates, a discrete benefit related to an internal restructuring, and finalizing the impact of the enactment of the Tax Cuts and Jobs Act in the first quarter of fiscal 2019.
Segment Results of Operations
We report our business as five segments: Diagnostics, Breast Health, GYN Surgical, Medical Aesthetics and Skeletal Health. We completed the disposition of the Medical Aesthetics segment on December 30, 2019 (the beginning of the second quarter of fiscal 2020). The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019. We measure segment performance based on total revenues and operating income (loss). Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.
Diagnostics

	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Change		March 28, 2020	March 30, 2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$319.2	$296.7	$22.5	7.6%	$630.7	$593.3	$37.4	6.3%
Operating Income	$57.3	$31.1	$26.2	84.2%	$106.8	$74.4	$32.4	43.5%
Operating Income as a % of Segment Revenue	18.0%	10.5%			16.9%	12.5%

Diagnostics revenues increased in the current three and six month period compared to the corresponding periods in the prior year primarily due to the fluctuations in product revenues discussed above. However, we expect a significant decrease in sales of our products, except our COVID-19 assays, in the third quarter of fiscal 2020 and to a lesser extent in the fourth quarter and beyond if the COVID-19 pandemic continues and hospitals and healthcare centers continue to restrict access and elective medical procedures continue to be delayed or cancelled.

Operating income for this business segment increased in the current three month period compared to the corresponding period in the prior year due to an increase in gross profit from higher revenues and a decrease in operating expenses. Gross margin was 47.4% and 47.3% in the current three month period and corresponding prior year period, respectively. The decrease in operating expenses was primarily due to the corresponding prior year period including a $10.5 million settlement charge related to the Enzo litigation, and in the current year, we had lower compensation and benefits driven by our deferred compensation plan and lower bonus, and a decrease in travel expenses due to COVID-19 restrictions, partially offset by an increase in bad debt expense.

Operating income for this business segment increased in the current six month period compared to the corresponding period in the prior year primarily due to an increase in gross profit from higher revenues with higher gross margins and a decrease in operating expenses. Gross margin was 48.2% and 47.3% in the current six month period and corresponding prior year period, respectively. The increase in gross profit was primarily due to increased sales of our Aptima family of assays and viral products as described above. The decrease in operating expense was primarily due to the $10.5 million settlement charge for the Enzo litigation in the prior year period, partially offset by increased research and development project spend including software development expenses and bad debt expense.
Breast Health

	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Change		March 28, 2020	March 30, 2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$307.8	$321.5	$(13.7)	(4.3)%	$638.9	$646.2	$(7.3)	(1.1)%
Operating Income	$75.9	$99.0	$(23.1)	(23.3)%	$169.8	$196.8	$(27.0)	(13.7)%
Operating Income as a % of Segment Revenue	24.7%	30.8%			26.6%	30.5%
Breast Health revenues decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease of $12.9 million and $10.6 million in product revenue, respectively, discussed above and a decrease of $0.7 million and an increase of $3.3 million in service revenue, respectively. The decrease in service revenue in the current three month period is primarily due to the prior year period including additional one-time license revenue, partially offset by lower warranty costs and higher service contract revenue. The increase in service revenue in the current six month period is due to continued conversion of a high percentage of the installed base of digital mammography systems to service contracts upon expiration of the warranty period and installation services, partially offset by lower license revenue. We expect a significant further decrease in sales of our products in the third quarter of fiscal 2020 and to a lesser extent in the fourth quarter and beyond if the COVID-19 pandemic continues and hospitals and healthcare centers continue to restrict access and elective medical procedures and capital expenditures continue to be delayed or cancelled.

Operating income for this business segment decreased in the current three and six month periods compared to the corresponding periods in the prior year due to a decrease in gross profit from lower revenues with lower gross margin and an increase in operating expenses. Gross margin was 55.2% and 56.3% in the current three and six month periods, respectively, compared to 56.9% and 57.3% in the corresponding periods in the prior year, respectively. The decrease in gross margin was primarily due to decreased sales volume of our 3D Dimensions systems and Affirm Prone breast biopsy tables, a slight decline in average selling prices for our 3D Dimensions systems due to customer mix and higher international sales which have lower average selling prices than the U.S., a decrease in our higher-margin workflow products, consisting of Intelligent 2D, Clarity HD, and SmartCurve upgrades and a decrease in 3D software upgrades.

Operating expenses increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the prior year periods including a benefit from settling the Fuji litigation, an increase in bad debt expense, an increase in commissions and third party commissions and the inclusion in the current three and six month period of $9.1 million and $12.7 million, respectively, of expenses from the SSI acquisition. These increases were partially offset by a decrease in R&D project spend, a decrease in marketing initiatives, and in the six month period the reversal of acquisition related accruals and a holdback.
GYN Surgical

	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Change		March 28, 2020	March 30, 2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$105.4	$102.2	$3.2	3.1%	$224.5	$210.6	$13.9	6.6%
Operating Income	$23.9	$20.5	$3.4	16.6%	$55.4	$47.6	$7.8	16.4%
Operating Income as a % of Segment Revenue	22.7%	20.1%			24.7%	22.6%
GYN Surgical revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above. We expect a significant decrease in sales of our products in the third quarter of fiscal 2020 and to a lesser extent in the fourth quarter and beyond if the COVID-19 pandemic continues and hospitals and healthcare centers continue to restrict access and elective medical procedures continued to be delayed or cancelled.
Operating income for this business segment increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in gross profit from higher revenues with consistent gross margins. Gross margin was 62.3% and 64.4% in the current three and six month periods, respectively, compared to 62.3% and 63.9% in the corresponding periods in the prior year, respectively.
Operating expenses decreased in the current three month period compared to the corresponding period in the prior year primarily due to lower commission and bonus expense, decreased marketing initiative spend and lower legal expenses, partially offset by increased spending on research and development projects. Operating expenses increased in the current six month period compared to the corresponding period in the prior year primarily due to increased spending on research and development projects, consulting expenses and increased commissions, partially offset by decreased marketing initiative spend and lower legal expenses.
Medical Aesthetics

	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Change		March 28, 2020	March 30, 2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$—	$73.8	$(73.8)	(100.0)%	$65.3	$153.6	$(88.3)	(57.5)%
Operating Loss	$(2.4)	$(473.9)	$471.5	(99.5)%	$(53.4)	$(499.1)	$445.7	(89.3)%
Operating Loss as a % of Segment Revenue	(100.0)%	(642.0)%			(81.8)%	(324.9)%
Medical Aesthetics revenue and operating loss decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the divestiture of the Medical Aesthetics segment on December 30, 2019, the beginning of our second quarter of fiscal 2020.
The operating loss in the current six month period and the corresponding period in the prior year included intangible assets and equipment impairment charges of $30.2 million recorded in the first quarter of fiscal 2020 and $443.8 million recorded in the second quarter of fiscal 2019.

Skeletal Health

	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Change		March 28, 2020	March 30, 2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$23.7	$24.2	$(0.5)	(2.1)%	$47.2	$45.4	$1.8	4.0%
Operating Income (Loss)	$1.7	$0.1	$1.6	**	$2.6	$(2.4)	$5.0	**
Operating Income (Loss) as a % of Segment Revenue	7.2%	0.2%			5.5%	(5.3)%
** Percentage not meaningful
Skeletal Health revenues decreased in the current three month period compared to the corresponding period in the prior year primarily due to a decrease in service and spare parts revenue, partially offset by the increase in product revenues discussed above. Revenues increased in the current six month period compared to the corresponding period in the prior year primarily due to the fluctuations in product revenues discussed above. We expect a significant decrease in sales of our products in the third quarter of fiscal 2020 and to a lesser extent in the fourth quarter and beyond if the COVID-19 pandemic continues and hospitals and healthcare centers continue to restrict access and elective medical procedures continue to be delayed or cancelled.
Operating income for this business segment increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to higher gross profit and a decrease in operating expenses. Gross margin was 38.7% and 40.4% in the current three and six month periods, respectively, compared to 38.5% and 38.4% in the corresponding periods in the prior year, respectively. The increase in gross margin was primarily due to increased sales volume of our Horizon DXA systems.
Operating expenses decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to lower compensation and benefits driven by our deferred compensation plan, lower bonus and lower commissions.

LIQUIDITY AND CAPITAL RESOURCES
At March 28, 2020, we had $455.7 million of working capital and our cash and cash equivalents totaled $799.8 million. Our cash and cash equivalents balance increased by $198.0 million during the first six months of fiscal 2020 primarily due to cash generated from operating and investing activities, partially offset by cash used in financing activities.
As we assessed the potential longer term economic and capital market uncertainties resulting from the COVID-19 pandemic, in March 2020 we suspended our accounts receivable securitization program and borrowed $750.0 million under our revolver. We used $250.0 million of these proceeds to pay off all amounts then owned under our accounts receivable securitization agreement, and retained the balance as cash reserve. As of March 28, 2020 we had another $750.0 million available under our revolver.
In the first six months of fiscal 2020, our operating activities provided cash of $231.6 million, primarily due to net income of $480.7 million, non-cash charges for depreciation and amortization aggregating $188.1 million, the Medical Aesthetics non-cash intangible asset impairment charges of $30.2 million and stock-based compensation expense of $33.8 million. These adjustments to net income were partially offset by a decrease in net deferred tax liabilities of $44.2 million primarily due to the amortization of intangible assets and intangible assets impairment charge. Cash provided by operations was negatively impacted by a net cash outflow of $471.8 million from changes in our operating assets and liabilities. The net cash outflow was driven primarily by an increase in prepaid expenses and other assets of $317.6 million primarily due to recording a $310.9 million tax refund receivable in connection with carrying back the Medical Aesthetics' loss, a decrease in accrued expenses of $50.8 million primarily due to annual bonus and commission payments and payments of professional service fees, a decrease in accounts payable of $47.9 million due to timing of payments, an increase in inventory of $33.3 million primarily due to lower Breast Health sales than anticipated due to the COVID-19 pandemic, increased safety stock and raw materials for new products, and an increase in prepaid taxes primarily due to the timing of payments versus estimates of annual income to record the tax provision.
In the first six months of fiscal 2020, our investing activities provided cash of $32.6 million primarily related to net proceeds received from the sale of the Medical Aesthetics business of $142.7 million. These proceeds were partially offset by capital expenditures of $63.1 million, which primarily consisted of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware and software, and net cash payments of $43.2 million related to the SSI, Alpha Imaging and Health Beacons acquisitions.
In the first six months of fiscal 2020, our financing activities used cash of $67.3 million primarily related to executing an accelerated share repurchase agreement for $205.0 million to repurchase of our common stock, $348.5 million for repurchases of our common stock on the open market, $234.0 million for the net repayment of amounts borrowed under the accounts receivable securitization agreement, payments of $24.3 million for holdback and contingent consideration payments related to the Focal, Faxitron and Emsor acquisitions, $18.8 million for scheduled principal payments under our 2018 Credit Agreement, $8.3 million for the repayment of acquired long-term debt from the SSI acquisition, and $12.5 million for the payment of employee taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $750.0 million under our revolving credit line, and $36.6 million from our equity plans, primarily from the exercise of stock options.
Debt
We had total recorded debt outstanding of $3.56 billion at March 28, 2020, which was comprised of amounts outstanding under our 2018 Credit Agreement of $2.22 billion (principal of $2.23 billion, including $750.0 million on the 2018 Amended Revolver), 2025 Senior Notes of $938.3 million (principal of $950.0 million), 2028 Senior Notes of $394.2 million (principal of $400.0 million).
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

The borrowings of the 2018 Amended Term Loan bear interest at an annual rate equal to the Eurocurrency Rate (i.e., the LIBOR rate) plus an Applicable Rate, which was equal to 1.375% as of March 28, 2020. The borrowings of the 2018 Amended Revolver bear interest at a rate equal to the LIBOR Daily Floating Rate plus an Applicable Rate, which was equal to 1.375% as of March 28, 2020. At March 28, 2020, borrowings under the 2018 Amended Term Loan were subject to an interest rate of 2.33%.

We are required to make scheduled principal payments under the 2018 Amended Term Loan in increasing amounts ranging from $9.375 million per three-month period commencing with the three-month period ending on December 27, 2019 to $28.125 million per three-month period commencing with the three-month period ending on December 29, 2022 and ending on September 29, 2023. The remaining balance of the 2018 Amended Term Loan after the scheduled principal payments, which was $1.2 billion as of March 28, 2020, and any amount outstanding under the 2018 Amended Revolver, which was $750.0 million at March 28, 2020, are due at maturity. In addition, subject to the terms and conditions set forth in the 2018 Credit Agreement, we may be required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances and insurance recoveries (subject to certain reinvestment rights). These mandatory prepayments are required to be applied by us, first, to the 2018 Amended Term Loan, second, to any outstanding amount under any Swing Line Loans, third, to the 2018 Amended Revolver, fourth to prepay any outstanding reimbursement obligations with respect to Letters of Credit and fifth, to cash collateralize any Letters of Credit. Subject to certain limitations, the Company may voluntarily prepay any of the 2018 Credit Facilities without premium or penalty.
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

The 2018 Credit Agreement contains two financial covenants (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each fiscal quarter. As of March 28, 2020, we were in compliance with these covenants.

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

Effective April 18, 2019, we entered into an amendment to extend the Securitization Program an additional year to April 17, 2020. Under the amendment, the maximum borrowing amount increased from $225.0 million to $250.0 million. On March 26, 2020, we paid-off the total amount outstanding of $250.0 million previously borrowed under the Securitization Program in response to concerns regarding the potential future impact of the COVID-19 pandemic on the program. As of March 28, 2020, we did not have any borrowings under this program. On April 13, 2020, the Company amended the Credit and Security agreement with the lenders, temporarily suspending the ability to borrow and the need to comply with covenants for up to a year.
Stock Repurchase Program
On June 13, 2018, the Board of Directors authorized a share repurchase plan to repurchase up to $500.0 million of our outstanding common stock. This share repurchase plan was effective August 1, 2018 and expired on March 27, 2020.
On November 19, 2019, the Board of Directors authorized a new share repurchase plan to repurchase up to $500.0 million of our outstanding common stock, effective at the beginning of the third quarter of fiscal 2020. On March 2, 2020, the Board of Directors approved accelerating the effective date of the new share repurchase plan from March 27, 2020 to March 2, 2020. Under this revised authorization, during the second quarter of fiscal 2020, we repurchased 3.5 million shares of our common stock for a total consideration of $137.5 million. As of March 28, 2020, $362.6 million remained available under this authorization.
On November 19, 2019, the Board of Directors authorized the repurchase of up to $205 million of our outstanding shares pursuant to an accelerated share repurchase ("ASR") agreement. On November 22, 2019, we executed the ASR agreement with Goldman Sachs & Co. ("Goldman Sachs") pursuant to which we repurchased $205 million of our common stock. The initial delivery, of approximately 84% of the shares under the ASR, was 3.3 million shares for which we initially allocated $164.0 million of the $205 million paid to Goldman Sachs during the first quarter of fiscal 2020. Final settlement of the transaction under the ASR occurred in the second quarter of fiscal 2020. At settlement, Goldman Sachs delivered an additional 0.6 million shares of the Company’s common stock.

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

Future Liquidity Considerations

We expect to continue to review and evaluate potential strategic transactions and alliances that we believe will complement our current or future business. Subject to the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report, as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 or any other of our subsequently filed reports, and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this MD&A, we believe that our cash and cash equivalents, cash flows from operations, and the cash available under our 2018 Amended Revolver will provide us with sufficient funds in order to fund our expected normal operations and debt payments over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions, strategic transactions or other investments.
As described above, we have significant indebtedness outstanding under our 2018 Credit Agreement, 2025 Senior Notes, and 2028 Senior Notes. These capital requirements could be substantial. The terms of our financing obligations contain covenants that restrict our ability to engage in certain transactions and, if not met, may impair our ability to respond to changing business and economic conditions. Moreover, our credit facilities also require us to satisfy certain financial covenants. Should our future business and operations be significantly impaired by the continuing COVID-19 pandemic and associated economic disruptions or otherwise, we cannot assure that we will remain in compliance with our current financial covenants. In such event, the factors that adversely affect our business may also similarly adversely affect the capital markets, and we cannot assure that we would be able to negotiate alternative covenants or alternative financing on favorable terms if at all. Our failure to comply with the covenants contained in our amended and restated credit facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report, as well as those described in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, equity investments, foreign currency contracts, interest rate cap and interest rate swap agreements, insurance contracts, accounts payable and debt obligations. Except for our outstanding 2025 Senior Notes and 2028 Senior Notes, the fair value of these financial instruments approximates their carrying amount. The fair value of our 2025 Senior Notes and 2028 Senior Notes as of March 28, 2020 was approximately $947.6 million and $402.1 million, respectively. Amounts outstanding under our 2018 Credit Agreement of $2.2 billion as of March 28, 2020 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our 2025 Senior Notes, 2028 Senior Notes, 2018 Credit Agreement and Securitization Program. The 2025 Senior Notes and 2028 Senior Notes have fixed interest rates. Borrowings under our 2018 Credit Agreement currently bear interest at the Eurocurrency Rate (i.e., LIBOR) plus the applicable margin of 1.375% per annum. Borrowings under our Securitization Program currently bear interest at LIBOR plus the applicable margin of 0.71%.
As noted above, as of March 28, 2020, there was $2.23 billion of aggregate principal outstanding under the 2018 Credit Agreement. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by approximately $5.0 million. We entered into multiple interest rate cap agreements and an interest rate swap agreement to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding. The critical terms of the interest rate caps and interest rate swap were designed to mirror the terms of our LIBOR-based borrowings under the 2018 Credit Agreement and prior credit agreement, and therefore the interest rate caps and interest rate swap are highly effective at offsetting the cash flows being hedged. We designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal. These interest rate cap agreements expire through December 23, 2020, and the interest rate swap contract expires on December 17, 2023.
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
As of March 28, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 28, 2020.

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
Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 28, 2019 or any of our subsequently filed reports, except for the risk factor described below.

Our results of operations have been adversely affected, and our results of operations, cash flow and financial position could in the future be materially adversely impacted by the coronavirus disease 2019 (COVID-19) pandemic and associated economic disruptions.

The pandemic caused by the spread of the novel strain of coronavirus disease 2019 ("COVID-19") has created significant volatility, uncertainty and economic disruption in the markets we sell our products into and operate in, primarily the U.S, Europe and Asia-Pacific. In the second quarter of fiscal 2020, the spread of COVID-19 has negatively impacted business and healthcare activity globally.

Decreased demand for products. As healthcare systems respond to the increasing demands of managing COVID-19 and the resulting economic uncertainties, governments around the world have imposed measures designed to reduce the transmission of COVID-19 and individuals are responding to the fears of contracting COVID-19. In particular, elective procedures and exams are being delayed or cancelled, there has been a significant reduction in physician office visits, and hospitals are postponing or cancelling capital purchases as well as limiting or eliminating services. As further discussed in this Report, these responses have had, and we believe will continue to have, a negative impact on our operating results, cash flows and financial condition. While the effects of COVID-19 and the associated economic disruptions were felt primarily in the second half of March, in many of our end-markets and earlier in Asia, primarily China, we expect the effect on our financial results in the third fiscal quarter and future periods to be more significant. We believe that COVID-19’s adverse impact on our operating results, cash flows and financial condition will be primarily driven by: the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic’s impact on the U.S. and international healthcare systems, the U.S. economy and worldwide economy; and the timing, scope and effectiveness of U.S. and international governmental responses to the COVID-19 pandemic and associated economic disruptions.

Potential disruption in manufacturing, distribution and supply chain. In addition to adversely affecting demand for our products, COVID-19 and associated economic disruptions could have an adverse impact on our manufacturing capacity, supply chains and distribution systems, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. Although we have not experienced significant manufacturing or supply chain difficulties as a result of COVID-19, we may in the future. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business.

Potential liquidity and credit impacts. The terms of our financing obligations contain covenants that restrict our ability to engage in certain transactions and, if not met, may impair our ability to respond to changing business and economic conditions. Moreover, our credit facilities also require us to satisfy certain financial covenants. Should our future business and operations be significantly impaired by the continuing COVID-19 pandemic and associated economic disruptions or otherwise, we cannot assure that we will remain in compliance with our current financial covenants. In such event, the factors that adversely affect our business may also similarly adversely affect the capital markets, and we cannot assure that we would be able to negotiate alternative covenants or alternative financing on favorable terms if at all. Our failure to comply with the covenants contained in our amended and restated credit facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

We refer you to “Management’s Discussion and Analysis of Financial Position and Results of Operations” for a more detailed discussions of the potential impact of the COVID-19 pandemic and associated economic disruptions.

We may not realize anticipated revenue from our COVID-19 diagnostic assays, including one assay still under development.

We have developed an assay to detect the virus causing COVID-19 which runs on our Panther Fusion system (PCR assay), and we are in the process of developing another COVID-19 assay to run on our more widely distributed Panther system (TMA assay). Our development of the TMA assay has not yet been completed. We cannot assure that we will be able to complete development or obtain the requisite authorizations for the TMA assay on a timely basis or within budget, if at all. Also, other companies are working to produce or have produced tests for COVID-19 which may lead to the diversion of customers as well as governmental and quasi-governmental funding away from us and toward other companies. Additionally, we are committing financial resources and personnel to the development of the COVID-19 TMA assay and production of both assays. This resource allocation may cause delays in or otherwise negatively impact our other development programs or production capacities. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could dissipate; there is no guarantee that current or anticipated demand will continue, or if demand does continue, that we will be able to produce in quantities to meet the demand.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2) (3)
December 29, 2019 – January 25, 2020	28,294	$51.96	937,274	$53.37	$121.5
January 26, 2020 – February 22, 2020	1,127	53.52	2,114,235	53.86	41.5
February 23, 2020 – March 28, 2020	639	47.12	3,428,057	40.11	362.5
Total	30,060	$51.91	6,479,566	$45.73	$362.5
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

(2)
On June 13, 2018, the Board of Directors authorized another share repurchase plan to repurchase up to $500.0 million of our outstanding common stock. This share repurchase plan, which replaced the prior plan, was effective August 1, 2018 and expires on March 27, 2020. On November 19, 2019, the Board of Directors authorized a new share repurchase plan to repurchase up to $500.0 million of our outstanding common stock, effective at the beginning of the third quarter of fiscal 2020. On March 2, 2020, the Board of Directors approved accelerating the effective date of the new share repurchase plan from March 27, 2020 to March 2, 2020.

(3)
On November 22, 2019, Board of Directors authorized the further repurchase of up to $205 million of our outstanding shares pursuant to an accelerated share repurchase ("ASR") agreement with Goldman Sachs. Under the ASR, Hologic agreed to purchase $205 million of Hologic’s common stock. The initial delivery was 3.3 million shares for which the Company has initially allocated $164.0 million of the $205 million paid to Goldman Sachs, based on the current market price of $50.02. The ASR was completed in the second quarter of fiscal 2020. At settlement, Goldman Sachs delivered an additional 0.6 million shares of the Company’s common stock.

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

Hologic, Inc.
(Registrant)

Date:	April 29, 2020	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2020	/s/ Karleen M. Oberton

Karleen M. Oberton
Chief Financial Officer (Principal Financial Officer)