Form 10-Q
period 2020-12-26
HOLOGIC INC
filed 2021-01-27
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 21, 2021, 257,661,792 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended
	December 26, 2020	December 28, 2019
Revenues:
Product	$1,455.4	$699.3
Service and other	154.4	151.2
	1,609.8	850.5
Costs of revenues:
Product	284.5	237.5
Amortization of acquired intangible assets	61.6	63.6
Impairment of intangible assets and equipment	—	25.8
Service and other	83.3	89.8
Gross profit	1,180.4	433.8
Operating expenses:
Research and development	59.3	61.2
Selling and marketing	128.0	144.9
General and administrative	91.5	87.6
Amortization of acquired intangible assets	10.1	9.1
Impairment of intangible assets and equipment	—	4.4
Contingent consideration fair value adjustments	4.6	0.9
Restructuring and divestiture charges	1.4	0.9
	294.9	309.0
Income from operations	885.5	124.8
Interest income	0.4	2.1
Interest expense	(28.1)	(32.8)
Debt extinguishment loss	(21.6)	—
Other income (expense), net	(3.8)	3.3
Income before income taxes	832.4	97.4
Provision (benefit) for income taxes	179.0	(288.4)
Net income	$653.4	$385.8
Net loss attributable to noncontrolling interest	(1.0)	(0.3)
Net income attributable to Hologic	$654.4	$386.1
Net income per common share attributable to Hologic:
Basic	$2.53	$1.44
Diluted	$2.50	$1.43
Weighted average number of shares outstanding:
Basic	258,605	267,893
Diluted	261,785	269,721

See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended
	December 26, 2020	December 28, 2019
Net income	$653.4	$385.8
Changes in foreign currency translation adjustment	17.8	8.3
Changes in value of hedged interest rate swaps and interest rate caps, net of tax of $(0.2) for the three months ended December 26, 2020 and $1.7 for the three months ended December 28,2019.
Gain recognized in other comprehensive income, net	0.7	4.0
Loss reclassified from accumulated other comprehensive loss to the statements of income	0.5	1.3
Other comprehensive income	19.0	13.6
Comprehensive income	$672.4	$399.4
Components of comprehensive income attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	1.0	0.3
Comprehensive loss attributable to noncontrolling interest	1.0	0.3
Comprehensive income attributable to Hologic	$673.4	$399.7
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	December 26, 2020	September 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$868.7	$701.0
Accounts receivable, less reserves of $39.4 and $31.6, respectively	1,216.1	1,028.9
Inventories	420.2	395.1
Prepaid income taxes	29.9	38.8
Prepaid expenses and other current assets	61.4	58.5
Total current assets	2,596.3	2,222.3
Property, plant and equipment, net	514.5	491.5
Intangible assets, net	1,244.8	1,307.5
Goodwill	2,663.3	2,657.9
Other assets	531.8	516.6
Total assets	$7,550.7	$7,195.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$74.9	$324.9
Accounts payable	184.3	178.8
Accrued expenses	611.9	547.6
Deferred revenue	182.9	186.1
Finance lease obligation	2.0	1.9
Total current liabilities	1,056.0	1,239.3
Long-term debt, net of current portion	2,689.5	2,713.9
Finance lease obligation - long term	16.8	17.4
Deferred income tax liabilities	189.4	201.8
Deferred revenue	12.5	12.9
Other long-term liabilities	317.5	303.2
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value –750,000 shares authorized; 296,533 and 295,107 shares issued, respectively	3.0	2.9
Additional paid-in-capital	5,895.3	5,904.8
Accumulated deficit	(918.8)	(1,573.2)
Treasury stock, at cost – 39,078 and 37,609 shares, respectively	(1,680.9)	(1,579.6)
Accumulated other comprehensive loss	(30.7)	(49.7)
Total Hologic's stockholders’ equity	3,267.9	2,705.2
Noncontrolling interest	1.1	2.1
Total stockholders’ equity	3,269.0	2,707.3
Total liabilities and stockholders’ equity	$7,550.7	$7,195.8
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock			Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount	Noncontrolling Interest
Balance at September 28, 2019	292,323	$2.9	$5,769.8	$(2,688.7)	$(42.3)	24,638	$(926.0)	$—	$2,115.7
Noncontrolling interest created in acquisition	—	—	—	—	—	—	—	8.6	8.6
Accounting standard transition adjustment - ASC 842	—	—	—	0.3	—	—	—	—	0.3
Exercise of stock options	540	—	13.8	—	—	—	—	—	13.8
Vesting of restricted stock units, net of shares withheld for employee taxes	476	—	(10.9)	—	—	—	—	—	(10.9)
Stock-based compensation	—	—	18.1	—	—	—	—	—	18.1
Net income (loss)	—	—	—	386.1	—	—	—	(0.3)	385.8
Other comprehensive income activity	—	—	—	—	13.6	—	—	—	13.6
Repurchase of common stock	—	—	—	—	—	1,545	(80.9)	—	(80.9)
Accelerated share repurchase agreement	—	—	(41.0)	—	—	3,279	(164.0)	—	(205.0)
Purchase of non-controlling interest	—	—	—	—	—	—	—	(1.4)	(1.4)
Balance at December 28, 2019	293,339	$2.9	$5,749.8	$(2,302.3)	$(28.7)	29,462	$(1,170.9)	$6.9	$2,257.7
Exercise of stock options	503	—	13.9	—	—	—	—	—	13.9
Vesting of restricted stock units, net of shares withheld for employee taxes	86	—	(1.6)	—	—	—	—	—	(1.6)
Common stock issued under the employee stock purchase plan	214	—	8.8	—	—	—	—	—	8.8
Stock-based compensation	—	—	15.7	—	—	—	—	—	15.7
Net income (loss)	—	—	—	96.3	—	—	—	(1.5)	94.8
Other comprehensive income activity	—	—	—	—	(30.2)	—	—	—	(30.2)
Repurchase of common stock	—	—	—	—	—	5,851	(267.6)	—	(267.6)
Completion of Accelerated share repurchase agreement	—	—	41.0	—	—	628	(41.0)	—	—
Purchase of non-controlling interest	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at March 28, 2020	294,142	$2.9	$5,827.6	$(2,206.0)	$(58.9)	35,941	$(1,479.5)	$5.1	$2,091.2
Exercise of stock options	533	—	14.4	—	—	—	—	—	14.4

Vesting of restricted stock units, net of shares withheld for employee taxes	9	—	(0.2)	—	—	—	—	—	(0.2)
Stock-based compensation	—	—	19.9	—	—	—	—	—	19.9
Net income (loss)	—	—	—	137.9	—	—	—	(1.5)	136.4
Other comprehensive income activity	—	—	—	—	(3.0)	—	—	—	(3.0)
Purchase of non-controlling interest	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at June 27, 2020	294,684	$2.9	$5,861.7	$(2,068.1)	$(61.9)	35,941	$(1,479.5)	$3.5	$2,258.6
Exercise of stock options	185	—	6.2	—	—	—	—	—	6.2
Vesting of restricted stock units, net of shares withheld for employee taxes	40	—	(1.5)	—	—	—	—	—	(1.5)
Common stock issued under the employee stock purchase plan	198	—	8.8	—	—	—	—	—	8.8
Stock-based compensation	—	—	29.6	—	—	—	—	—	29.6
Net income (loss)	—	—	—	494.9	—	—	—	(1.4)	493.5
Other comprehensive income activity	—	—	—	—	12.2	—	—	—	12.2
Repurchase of common stock	—	—	—	—	—	1,668	(100.1)	—	(100.1)
Balance at September 26, 2020	295,107	$2.9	$5,904.8	$(1,573.2)	$(49.7)	37,609	$(1,579.6)	$2.1	$2,707.3
Exercise of stock options	490	—	18.4	—	—	—	—	—	18.4
Vesting of restricted stock units, net of shares withheld for employee taxes	936	0.1	(46.5)	—	—	—	—	—	(46.4)
Stock-based compensation	—	—	18.6	—	—	—	—	—	18.6
Net income (loss)	—	—	—	654.4	—	—	—	(1.0)	653.4
Other comprehensive income activity	—	—	—	—	19.0	—	—	—	19.0
Repurchase of common stock	—	—	—	—	—	1,469	(101.3)	—	(101.3)
Balance at December 26, 2020	296,533	$3.0	$5,895.3	$(918.8)	$(30.7)	39,078	$(1,680.9)	$1.1	$3,269.0

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	December 26, 2020	December 28, 2019
OPERATING ACTIVITIES
Net income	$653.4	$385.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21.1	21.6
Amortization of acquired intangibles	71.7	72.8
Stock-based compensation expense	18.6	18.1
Deferred income taxes	(12.0)	(327.9)
Intangible asset and equipment impairment charges	—	30.2
Debt extinguishment loss	21.6	—
Other adjustments and non-cash items	29.5	0.5
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(175.5)	17.6
Inventories	(21.2)	(14.9)
Prepaid income taxes	8.9	1.0
Prepaid expenses and other assets	(18.3)	(2.6)
Accounts payable	4.6	(55.4)
Accrued expenses and other liabilities	58.1	(22.6)
Deferred revenue	(10.5)	(10.3)
Net cash provided by operating activities	650.0	113.9
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(4.9)	(11.8)
Capital expenditures	(32.4)	(11.4)
Increase in equipment under customer usage agreements	(12.4)	(20.1)
Purchase of insurance contracts	—	(2.4)
Other activity	(0.2)	—
Net cash used in investing activities	(49.9)	(45.7)
FINANCING ACTIVITIES
Repayment of long-term debt	(18.8)	(9.4)
Proceeds from senior notes	950.0	—
Repayment of senior notes	(970.8)	—
Repayment under revolving credit line	(250.0)	—
Proceeds from accounts receivable securitization agreement	—	16.0
Purchase of non-controlling interest	—	(1.4)
Payment of deferred acquisition consideration	—	(16.6)
Payment of debt issuance costs	(13.7)	—
Repurchase of common stock	(101.3)	(285.9)
Proceeds from issuance of common stock pursuant to employee stock plans	23.3	18.7
Payment of minimum tax withholdings on net share settlements of equity awards	(46.4)	(10.9)
Payments under finance lease obligations	(0.5)	(0.4)
Net cash used in financing activities	(428.2)	(289.9)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	1.4
Net increase (decrease) in cash and cash equivalents	167.7	(220.3)
Cash and cash equivalents, beginning of period	701.0	601.8
Cash and cash equivalents, end of period	$868.7	$381.5
See accompanying notes.

HOLOGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(all tabular amounts in millions, except number of shares, which are reflected in thousands, and per share data)
(1) Basis of Presentation
The consolidated financial statements of Hologic, Inc. (“Hologic” or the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended September 26, 2020 included in the Company’s Form 10-K filed with the SEC on November 17, 2020. In the opinion of management, the financial statements and notes contain all adjustments (consisting of normal recurring accruals and all other necessary adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three months ended December 26, 2020 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 25, 2021.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The purpose of ASU 2016-13 is to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses over the lifetime of the financial asset. As a result, credit losses are recorded when financial assets are established if credit losses are expected over the asset's contractual life. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted the standard during the first quarter of fiscal 2021. The adoption of ASU 2016-13 did not have a material effect on the Company's consolidated financial statements. See Note 5 for additional information.
In November 2019, the FASB issued ASU No. 2019-08, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). The guidance identifies, evaluates, and improves areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided. The amendments in that Update expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted the standard in the first quarter of fiscal 2021. The adoption of ASU 2019-08 did not have a material effect on the Company's financial statements.
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events affecting the unaudited consolidated financial statements as of and for the three months ended December 26, 2020.
There were two unrecognized subsequent events related to the acquisitions of Somatex Medical Technologies GmbH ("Somatex") and Biotheranostics, Inc. ("Biotheranostics"). On December 30, 2020, the Company completed the acquisition of Somatex for a purchase price of approximately $64.0 million. Somatex, located in Germany, is a manufacturer of biopsy site markers, including the Tumark product line of tissue markers, which were distributed by the Company in the U.S. prior to the acquisition. On January 5, 2021, the Company announced that it had entered into an agreement to acquire Biotheranostics for a purchase price of approximately $230.0 million. The closing is subject to certain regulatory approvals. Biotheranostics, located in San Diego, California, manufactures molecular diagnostic tests for breast and metastatic cancers.

(2) Revenue
The Company accounts for revenue pursuant to ASC Update No. 2014-09, Revenue from Contracts with Customer (ASC 606) and generates revenue from the sale of its products, primarily medical imaging systems and related components and software, diagnostic tests and assays and surgical disposable products, and related services, which are primarily support and maintenance services on its medical imaging systems, and to a lesser extent installation training and repairs. Prior to the Cynosure divestiture, the Company also generated revenue from the sale and service of medical aesthetic treatment systems. The Company's products are sold primarily through a direct sales force, and within international markets, there is more reliance on distributors and resellers. Revenue is recorded net of sales tax. The following tables provide revenue from contracts with customers by business and geographic region on a disaggregated basis:

	Three Months Ended December 26, 2020
Business (in millions)	United States	International	Total
Diagnostics:
Cytology & Perinatal	$80.1	$44.7	$124.8
Molecular Diagnostics	675.3	320.0	995.3
Blood Screening	8.1	—	8.1
Total	$763.5	$364.7	$1,128.2

Breast Health:
Breast Imaging	$203.0	$64.7	$267.7
Interventional Breast Solutions	55.2	9.8	65.0
Total	$258.2	$74.5	$332.7

GYN Surgical	$101.0	$23.0	$124.0

Skeletal Health	$15.1	$9.8	$24.9
	$1,137.8	$472.0	$1,609.8

	Three Months Ended December 28, 2019
Business (in millions)	United States	International	Total
Diagnostics:
Cytology & Perinatal	$77.5	$43.5	$121.0
Molecular Diagnostics	142.1	36.4	178.5
Blood Screening	12.0	—	12.0
Total	$231.6	$79.9	$311.5

Breast Health:
Breast Imaging	$209.4	$65.4	$274.8
Interventional Breast Solutions	47.1	9.2	56.3
Total	$256.5	$74.6	$331.1

GYN Surgical	$98.8	$20.3	$119.1

Medical Aesthetics	$30.9	$34.4	$65.3

Skeletal Health	$14.9	$8.6	$23.5
	$632.7	$217.8	$850.5

	Three Months Ended
Geographic Regions (in millions)	December 26, 2020	December 29, 2019
United States	$1,137.8	$632.7
Europe	338.2	109.4
Asia-Pacific	88.3	70.2
Rest of World	45.5	38.2
	$1,609.8	$850.5

The following table provides revenue recognized by source:

	Three Months Ended
Revenue by type (in millions)	December 26, 2020	December 28, 2019
Disposables	$1,263.4	$466.4
Capital equipment, components and software	192.0	232.9
Service	137.1	145.0
Other	17.3	6.2
	$1,609.8	$850.5

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

Some of the Company's contracts have multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. The Company determines its best estimate of standalone selling price using average selling prices over three to twelve month periods of data depending on the products or nature of the services coupled with current market considerations. If the product or service does not have a history of sales or if sales volume is not sufficient, the Company relies on prices set by its pricing committees or applicable marketing department adjusted for expected discounts.

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

Remaining Performance Obligations

As of December 26, 2020, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $702.0 million. These remaining performance obligations primarily relates to extended warranty and support and maintenance obligations in the Company's Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 31% of this amount as revenue in 2021, 30% in 2022, 21% in 2023, 12% in 2024, and 6% thereafter. The Company has applied the practical expedient to not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company's Breast Health and Skeletal Health reportable segments and, until December 30, 2019, the divested Medical Aesthetics segment. Contract liabilities are classified as other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. The Company recognized revenue of $50.7 million in the three months ended December 26, 2020 that was included in the contract liability balance at September 26, 2020.

(3) Leases
Lessor Activity - Leases where Hologic is the Lessor

Certain assets, primarily diagnostics instruments, are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as performance obligations for reagents and other consumables. These contractual arrangements are subject to termination provisions which are evaluated in determining the lease term for lease accounting purposes. Sales-type leases are immaterial. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where instruments are provided under operating lease arrangements, some portion or the entire lease revenue may be variable and subject to subsequent non-lease component (e.g., reagent) sales. The allocation of revenue between the lease and non-lease components is based on stand-alone selling prices. Lease revenue represented approximately 2% and 3% of the Company’s consolidated revenue for the three months ended December 26, 2020 and December 28, 2019, respectively.

(4) Fair Value Measurements
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company has investments in derivative instruments comprised of interest rate caps, an interest rate swap, forward foreign currency contracts and foreign currency option contracts, which are valued using analyses obtained from independent third party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of these derivative contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 9 for further discussion and information on derivative instruments.
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at December 26, 2020:

		Fair Value at Reporting Date Using
	Balance as of December 26, 2020	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency option contracts	$0.8	$—	$0.8	$—
Total	$0.8	$—	$0.8	$—
Liabilities:
Contingent consideration	$86.4	$—	$—	$86.4
Interest rate swap	30.7	—	30.7	—
Forward foreign currency contracts	6.0	—	6.0	—
Total	$123.1	$—	$36.7	$86.4
Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, during the three month periods ended December 26, 2020 and December 28, 2019 were as follows:

	Three Month Ended
	December 26, 2020	December 28, 2019
Balance at beginning of period	$81.8	$9.1
Contingent consideration recorded at acquisition	—	—
Fair value adjustments	4.6	0.9
Payments/Accruals	—	—
Balance at end of period	$86.4	$10.0

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill. There were no such remeasurements to equity investments in the three months ended December 26, 2020 and December 28, 2019. During the first quarter of fiscal 2020, the Company's Medical Aesthetics division met the criteria to be classified as assets-held-for sale, and the Company recorded a $30.2 million loss to record the asset group at its fair value less costs to sell. This is a level 1 measurement. See Note 7 for additional information.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, cost-method equity investments, interest rate caps, an interest rate swap, forward foreign currency contracts, foreign currency option contracts, insurance contracts, accounts payable and debt obligations. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company’s interest rate caps, interest rate swap, forward foreign currency contracts and foreign currency option contracts are recorded at fair value. The carrying amount of the insurance contracts are recorded at the cash surrender value, as required by GAAP, which approximates fair value. The Company believes the carrying amounts of its cost-method equity investments approximate fair value.

Amounts outstanding under the Company’s 2018 Credit Agreement (as defined below) of $1.4 billion aggregate principal as of December 26, 2020 are subject to variable interest rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2028 Senior Notes and 2029 Senior Notes had fair values of $427.0 million and $974.0 million, respectively, as of December 26, 2020 based on their trading prices, representing Level 1 measurements. Refer to Note 8 for the carrying amounts of the various components of the Company’s debt.

(5) Trade Receivables and Allowance for Credit Losses

Effective September 27, 2020, the Company adopted Topic 326, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The expected credit losses are developed using an estimated loss rate method that considers historical collection experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The estimated loss rates are applied to trade receivables with similar risk characteristics such as the length of time the balance has been outstanding and the location of the customer. In certain instances, the Company may identify individual trade receivable assets that do not share risk characteristics with other trade receivables, in which case the Company records its expected credit losses on an individual asset basis. For example, potential adverse changes to customer liquidity from new macroeconomic events, such as the COVID-19 pandemic, must be taken into consideration. To date, the Company has not experienced significant customer payment defaults, or identified other significant collectability concerns as a result of the pandemic. In connection with assessing credit losses for individual trade receivable assets, the Company considers significant factors relevant to collectability including those specific to the customer such as bankruptcy, length of time an account is outstanding, and the liquidity and financial position of the customer. If a trade receivable asset is evaluated on an individual basis, the Company excludes those assets from the portfolios of trade receivables evaluated on a collective basis.
The following is a rollforward of the allowance for credit losses as of December 26, 2020, compared to December 28, 2019:

	Balance at Beginning of Period	Credit Loss	Reclassified as Assets held for sale	Write- offs and Payments	Balance at End of Period
Three Months Ended:
December 26, 2020	$31.6	$9.1	$—	$(1.3)	$39.4
December 28, 2019	$17.8	$0.3	$(5.9)	$(0.5)	$11.7

(6) Business Combinations

NXC Imaging

On September 28, 2020, the Company completed the acquisition of assets from NXC Imaging, for a purchase price of $4.9 million. NXC Imaging was a long-standing distributor of the Company's Breast and Skeletal products in the U.S. Based on the Company's preliminary valuation, the majority of the purchase price was allocated to a customer relationships intangible asset with a useful life of 5 years. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities.

Acessa Health

On August 23, 2020, the Company completed the acquisition of Acessa Health, Inc. ("Acessa") for a purchase price of
$161.3 million, which included a hold-back of $3.0 million that was paid in January 2021, and contingent consideration, which the Company estimated the fair value to be $81.8 million as of the measurement date. Acessa, located in Austin, Texas, manufactures and markets its ProVu system, a laparoscopic radio frequency ablation system for use in treatment of uterine fibroids. Acessa's results of operations are reported in the Company's GYN Surgical reportable segment from the date of acquisition.

The contingent payments are based on a multiple of annual incremental revenue growth over a three-year period ending annually in December. There is no maximum earnout. Pursuant to ASC 805, Business Combinations, the Company recorded its estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, comparable companies revenue growth rates, implied volatility and applying a risk adjusted discount rate. Each quarter the Company will be required to remeasure the fair value of the liability as assumptions change and such adjustments will be recorded in operating expenses. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820, Fair Value Measurements. This fair value measurement is directly impacted by the Company's estimate of future incremental revenue growth of the business. Accordingly, if actual revenue growth is higher or lower than the estimates within the fair value measurement, the Company would record additional charges or benefits, respectively. In the first quarter of fiscal 2021, the Company remeasured the contingent consideration liability and recorded a charge of $4.6 million to record the liability at fair value as of December 26, 2020.

The total purchase price was allocated to Acessa's preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values as of August 23, 2020, as set forth below.

Cash	$1.2
Inventory	$4.0
Other assets	$4.4
Identifiable intangible assets:
Developed technology	$127.0
Trade names	$1.2
Accounts payable and accrued expenses	$(4.7)
Deferred income taxes, net	$(20.2)
Goodwill	$48.4
Purchase Price	$161.3

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

As part of the preliminary purchase price allocation, the Company determined the identifiable intangible assets are developed technology and trade names. The preliminary fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 18.0% rate. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The weighted average life of developed technology and trade names is 10 years. The preliminary calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The factors contributing to the recognition of the preliminary amount of goodwill were based on synergistic benefits of Acessa's products being complementary to the GYN Surgical portfolio of products and utilizing the GYN Surgical's sales force to drive adoption and revenue growth. None of the goodwill is expected to be deductible for income tax purposes.

Health Beacons

On February 3, 2020, the Company completed the acquisition of Health Beacons, Inc. ("Health Beacons"), for a purchase price of $19.7 million, which included hold-backs of $2.3 million that are payable up to eighteen months from the date of acquisition. Health Beacons manufactures the LOCalizer product. Based on the Company's preliminary valuation, it allocated $10.7 million of the purchase price to the preliminary value of developed technology and $6.2 million to goodwill. The remaining $2.8 million of the purchase price was allocated to acquired tangible assets and liabilities. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities. Health Beacons' results of operations are reported in the Company's Breast Health reportable segment from the date of acquisition.

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

SuperSonic Imagine

On August 1, 2019, the Company purchased 46% of the outstanding shares of SuperSonic Imagine ("SSI") for $18.2 million. SSI is a public company located in Aix-en-Provence, France that manufactures and markets ultrasound medical imaging equipment. In September 2019, the Company launched a cash tender offer to acquire the remaining outstanding shares for a price of €1.50 per share in cash. The Company determined that SSI was a Variable Interest Entity (“VIE”) but it was not the primary beneficiary as it was not a party to the initial design of the entity nor did it have control over SSI's operations until November 21, 2019 when the Company's ownership of SSI's voting stock exceeded 50%. Accordingly, the Company initially accounted for this investment under the equity method of accounting.

On November 21, 2019, the Company acquired an additional 7.6 million shares of SSI for $12.6 million. As a result, the Company's ownership interest increased to approximately 78% of the outstanding common shares of SSI at November 21, 2019, and it now controlled SSI's voting interest and operations. The Company performed purchase accounting as of November 21, 2019 and beginning on that date the financial results of SSI are included within the Company's consolidated financial statements, specifically the Breast Health reportable segment. The Company remeasured the initial investment of 46% of the outstanding shares of SSI to its fair value at the acquisition date, resulting in a gain of $3.2 million recorded in the first quarter of fiscal 2020. The total accounting purchase price was $69.3 million, which consisted of $17.9 million for the equity method investment in SSI, $12.6 million for shares acquired on November 21, 2019, $30.2 million for loans the Company provided to SSI prior to the acquisition to pay-off pre-existing loans and fund operations that are considered forgiven, and $8.6 million representing the fair value of the noncontrolling interest as of November 21, 2019. The Company purchased an additional 1.1 million outstanding shares in fiscal 2020 for $1.8 million, and as of December 26, 2020, the Company owned approximately 81% of the outstanding shares of SSI.

The total purchase price was allocated to SSI's tangible and identifiable intangible assets and liabilities based on the estimated fair values of those assets as of November 21, 2019, as set forth below.

Cash	$2.6
Accounts receivable	7.1
Inventory	10.0
Property, plant and equipment	6.5
Other assets	4.3
Accounts payable and accrued expenses	(24.5)
Deferred revenue	(1.8)
Short and long-term debt	(8.8)
Other liabilities	(3.8)
Identifiable intangible assets:
Developed technology	38.3
Customer relationships	4.0
Trade names	3.0
Deferred income taxes, net	(1.9)
Goodwill	34.3
Purchase Price	$69.3

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of SSI's business. As part of the purchase price allocation, the Company determined the identifiable intangible assets were developed technology, customer relationships, and trade names. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 12.0% rate. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The weighted average life for the developed technology is 9 years, customer relationships is 9 years and trade names is 8.6 years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The factors contributing to the recognition of the amount of goodwill were based on synergistic benefits of SSI's products being complementary to Breast Health's 3D mammography systems and using the Company's existing U.S. sales force as SSI's presence in the U.S. is limited. None of the goodwill is expected to be deductible for income tax purposes.

(7) Disposition
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

In the first quarter of fiscal 2020, this business incurred a loss from operations of $46.5 million, which excludes corporate allocations. The operating expenses include only those that were incurred directly by and were retained by the disposed business. The Company will continue to incur expenses related to this business under the indemnification provisions primarily related to legal and tax matters that existed as of the date of disposition. These expenses were not significant in the first quarter of fiscal 2021.

(8) Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	December 26, 2020	September 26, 2020
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$74.9	$74.9
Revolver	—	250.0
Total current debt obligations	$74.9	$324.9
Long-term debt obligations, net of debt discount and issuance costs:
Term Loan	1,361.8	1,379.9
2025 Senior Notes	—	939.4
2028 Senior Notes	394.8	394.6
2029 Senior Notes	932.9	—
Total long-term debt obligations	$2,689.5	$2,713.9
Total debt obligations	$2,764.4	$3,038.8

2018 Amended and Restated Credit Agreement
On December 17, 2018, the Company and certain of its subsidiaries refinanced its term loan and revolving credit facility by entering into an Amended and Restated Credit and Guaranty Agreement as of December 17, 2018 (the "2018 Credit Agreement") with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders. The 2018 Credit Agreement amended and restated the Company's prior credit and guaranty agreement dated as of October 3, 2017 (the "2017 Credit Agreement"). As of December 26, 2020, the principal amount outstanding of the term loan under the 2018 Credit Agreement (the "Term Loan") was $1.4 billion. The Term Loan bears interest at an annual rate equal to the Eurocurrency Rate (i.e., the LIBOR rate) plus an Applicable Rate, which was 1.00% as of December 26, 2020.

The Company also has a $1.5 billion revolving credit facility (the "Revolver") under the 2018 Credit Agreement. The borrowings of the Revolver bear interest at a rate equal to the LIBOR Daily Floating Rate plus an Applicable Rate, which was 1.00% as of December 26, 2020. In response to the market uncertainties created by the COVID-19 pandemic in March 2020, the Company borrowed $750.0 million under the Revolver, $250.0 million of which was used to pay off amounts outstanding under the asset securitization agreement, in order to have sufficient cash on hand. During the first quarter of fiscal 2021, the Company paid off the remaining outstanding balance of $250.0 million. As of December 26, 2020, the full amount of the Revolver ($1.5 billion) was available to borrow by the Company.

Interest expense, weighted average interest rates, and the interest rate at the end of period under the Credit Agreements were as follows:

	Three Months Ended
	December 26, 2020	December 28, 2019
Interest expense	$6.5	$13.6
Weighted average interest rate	1.23%	3.11%
Interest rate at end of period	1.15%	3.04%

The 2018 Credit Agreement contains two financial covenants; a total leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter. These terms, and calculations thereof, are defined in further detail in the 2018 Credit Agreement. As of December 26, 2020, the Company was in compliance with these covenants.

Senior Notes

On September 28, 2020, the Company completed a private placement of $950 million aggregate principal amount of its 3.250% Senior Notes due 2029 (the "2029 Senior Notes") at an offering price of 100% of the aggregate principal amount of the 2029 Senior Notes. The Company used the net proceeds of the 2029 Senior Notes offering in September 2020 and cash on hand to redeem in full its 4.375% Senior Notes due 2025 (the 2025 Senior Notes") in the aggregate principal amount of $950.0 million on October 15, 2020 at an aggregate redemption price of $970.8 million, including a premium payment $20.8 million.

2025 Senior Notes

Immediately prior to the redemption, the total aggregate principal balance of 2025 Senior Notes was $950.0 million. As the Company planned to use the proceeds from the 2029 Senior Notes offering to redeem the 2025 Senior Notes, the Company evaluated the accounting for this transaction under ASC 470, Debt, to determine modification versus extinguishment accounting on a creditor-by-creditor basis. Certain 2025 Senior Note holders either did not participate in this refinancing transaction or reduced their holdings and these transactions were accounted for as extinguishments. As a result, the Company recorded a debt extinguishment loss in the first quarter of fiscal 2021 of $21.6 million. For the remaining 2025 Senior Notes holders who participated in the refinancing, these transactions were accounted for as modifications because on a creditor-by-creditor basis the present value of the cash flows between the debt instruments before and after the transaction was less than 10%. The Company recorded a portion of the transaction expenses of $5.8 million to interest expense pursuant to ASC 470, subtopic 50-40. The remaining debt issuance costs of $7.9 million and debt discount of $6.4 million related to the modified debt will be amortized over the term of the 2029 Senior Notes using the effective interest method.

2028 Senior Notes

The Company has 4.625% Senior Notes due 2028 (the "2028 Senior Notes") outstanding in the aggregate principal balance of $400 million. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries and mature on February 1, 2028.
2029 Senior Notes

The Company has 2029 Senior Notes outstanding in the aggregate principal balance of $950 million. The 2029 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries. The 2029 Senior Notes mature on February 15, 2029 and bear interest at the rate of 3.250% per year, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2021.

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

The Company evaluated the 2029 Senior Notes for derivatives pursuant to ASC 815 and did not identify any embedded derivatives that require bifurcation. All features were deemed to be clearly and closely related to the host instrument.
Interest expense for the 2029 Senior Notes, 2028 Senior Notes and 2025 Senior Notes was as follows:

		Three Months Ended
		December 26, 2020	December 28, 2019
	Interest Rate	Interest Expense	Interest Expense
2028 Senior Notes	4.625%	$4.8	$4.8
2025 Senior Notes	4.375%	2.3	10.9
2029 Senior Notes	3.250%	8.0	—
Total		$15.1	$15.7

(9) Derivatives
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
During fiscal 2018, the Company entered into separate interest rate cap agreements with multiple counter-parties to mitigate the interest rate volatility associated with the variable interest rate on amounts borrowed under the term loan feature of its credit facilities (see Note 8). Interest rate cap agreements provide the right to receive cash if the reference interest rate rises above a contractual rate. The aggregate premium paid for these interest rate cap agreements was $3.7 million, which was the initial fair value of the instruments recorded in the Company's financial statements.
During fiscal 2019, the Company entered into additional separate interest rate cap agreements with multiple counter-parties to extend the expiration date of its hedges by an additional year. The aggregate premium paid for these interest cap agreements was $1.5 million, which was the initial fair value of the instruments recorded in the Company’s financial statements.
The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR-based borrowings under its Credit Agreement, that has been amended multiple times, and therefore are highly effective at offsetting the cash flows being hedged. The Company designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal, which ended on December 27, 2019 for the contracts entered into in fiscal 2018, and on December 23, 2020 for the interest rate cap agreements entered into in fiscal 2019.
The interest rate cap agreements matured as of December 26, 2020.
Interest Rate Swap - Cash Flow Hedge
In fiscal 2019, in order to hedge a portion of its variable rate debt beyond the contracted period under interest cap agreements, the Company entered into an interest rate swap contract with an effective date of December 23, 2020 and a termination date of December 17, 2023. The notional amount of this swap is $1.0 billion. The interest rate swap effectively fixes the LIBOR component of the variable interest rate on $1.0 billion of the notional amount under the 2018 Credit Agreement at 1.23%. The critical terms of the interest rate swap are designed to mirror the terms of the Company’s LIBOR-based borrowings under its credit agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the LIBOR-based interest payments on $1.0 billion of principal. Therefore, changes in the fair value of the swap are recorded in AOCI and were losses of $0.9 million and $4.3 million for the three months ended December 26, 2020 and December 28, 2019, respectively. The fair value of this derivative was in a liability position of $30.7 million as of December 26, 2020.
Forward Foreign Currency Contracts and Foreign Currency Option Contracts
The Company enters into forward foreign currency exchange contracts and foreign currency option contracts to mitigate a portion of our cash balances and certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's cash and operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar, the Chinese Yuan and the Japanese Yen. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. The Company did not elect hedge accounting for these contracts; however, the Company may seek to apply hedge accounting in future scenarios. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net.
Realized and unrealized gains and losses from these contracts for the three months ended December 26, 2020 and December 28, 2019, respectively, were as follows:

	Three Months Ended
	December 26, 2020	December 28, 2019
Amount of realized (loss) gain recognized in income
Forward foreign currency contracts	$(2.9)	$—
Foreign currency option contracts	(1.2)	—
Total	$(4.1)	$—

Amount of unrealized (loss) gain recognized in income
Forward foreign currency contracts	$(6.6)	$(1.5)
Foreign currency option contracts	(8.0)	(1.5)
Total	$(14.6)	$(3.0)

As of December 26, 2020, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar of certain of our cash balances denominated in the Euro and UK pound, as well as forecasted transactions denominated in the Euro, UK pound, Australian dollar, Canadian Dollar, Chinese Yuan and Japanese Yen with an aggregate notional amount of $299.5 million. As of December 26, 2020, the Company had outstanding foreign currency option contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar of forecasted transactions denominated in the Euro and UK Pound with a notional amount of $245.2 million.

Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of December 26, 2020:

	Balance Sheet Location	December 26, 2020	September 26, 2020
Assets:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$—	$1.1
Foreign currency option contracts	Prepaid expenses and other current assets	0.8	10.1
		$0.8	$11.2

Liabilities:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contract	Accrued expenses	$11.1	$8.2
Interest rate swap contract	Other long-term liabilities	19.6	23.0
Total		$30.7	$31.2
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$6.0	$—
The following table presents the unrealized gain (loss) recognized in AOCI related to the interest rate caps and interest rate swap for the following reporting periods:

	Three Months Ended
	December 26, 2020	December 28, 2019
Amount of gain (loss) recognized in other comprehensive income, net of taxes:
Interest rate swap	$0.9	$4.3
Interest rate cap agreements	(0.2)	(0.3)
Total	$0.7	$4.0
The following table presents the adjustment to fair value (realized and unrealized) recorded within the Consolidated Statements of Income for derivative instruments for which the Company did not elect hedge accounting:

Derivatives not classified as hedging instruments	Amount of Loss Recognized in Income
	Three Months Ended December 26, 2020	Three Months Ended December 28, 2019
Forward foreign currency contracts	$(9.5)	$(1.5)
Foreign currency option contracts	(9.2)	(1.7)
Total	$(18.7)	$(3.2)

(10) Commitments and Contingencies
Litigation and Related Matters

On November 6, 2015, the Company filed a suit against Minerva Surgical, Inc. (“Minerva”) in the United States District Court for the District of Delaware, alleging that Minerva’s endometrial ablation device infringes U.S. Patent 6,872,183 (the '183 patent), U.S. Patent 8,998,898 and U.S. Patent 9,095,348 (the '348 patent). On January 25, 2016, the Company amended the complaint to include claims against Minerva for unfair competition, deceptive trade practices and tortious interference with business relationships. On February 5, 2016, the Company filed a second amended complaint to additionally allege that Minerva’s endometrial ablation device infringes U.S. Patent 9,247,989 (the '989 patent). On March 4, 2016, Minerva filed an answer and counterclaims against the Company, seeking declaratory judgment on the Company’s claims and asserting claims against the Company for unfair competition, deceptive trade practices, interference with contractual relationships, breach of contract and trade libel. On June 2, 2016, the Court denied the Company’s motion for a preliminary injunction on its patent claims and denied Minerva’s request for preliminary injunction related to the Company’s alleged false and deceptive statements regarding the Minerva product. On June 28, 2018, the Court granted the Company's summary judgment motions on infringement and no invalidity with respect to the ‘183 and ‘348 patents. The Court also granted the Company’s motion for summary judgment on assignor estoppel, which bars Minerva’s invalidity defenses or any reliance on collateral findings regarding invalidity from inter partes review proceedings. The Court also denied all of Minerva’s defenses, including its motions for summary judgment on invalidity, non-infringement, no willfulness, and no unfair competition. On July 27, 2018, after a two-week trial, a jury returned a verdict that: (1) awarded the Company $4.8 million in damages for Minerva’s infringement; (2) found that Minerva’s infringement was not willful; and (3) found for the Company regarding Minerva’s counterclaims. Damages continued to accrue as Minerva continues its infringing conduct. On May 2, 2019, the Court issued rulings that denied the parties' post-trial motions, including the Company's motion for a permanent injunction seeking to prohibit Minerva from selling infringing devices. Both parties appealed the Court's rulings regarding the post-trial motions. On March 4, 2016, Minerva filed two petitions at the USPTO for inter partes review of the '348 patent. On September 12, 2016, the PTAB declined both petitions to review patentability of the '348 patent. On April 11, 2016, Minerva filed a petition for inter partes review of the '183 patent. On October 6, 2016, the PTAB granted the petition and instituted a review of the '183 patent. On December 15, 2017, the PTAB issued a final written decision invalidating all claims of the ‘183 patent. On February 9, 2018 the Company appealed this decision to the United States Court of Appeals for the Federal Circuit ("Court of Appeals"). On April 19, 2019, the Court of Appeals affirmed the PTAB's final written decision regarding the '183 patent. On July 16, 2019, the Court of Appeals denied the Company’s petition for rehearing in the appeal regarding the '183 patent. On April 22, 2020, the Court of Appeals affirmed the district court’s summary judgment ruling in favor of the Company of no invalidity and infringement, and summary judgment that assignor estoppel bars Minerva from challenging the validity of the ‘348 patent. The Court of Appeals also denied the Company’s motion for a permanent injunction and ongoing royalties for infringement of the ‘183 patent. The Court of Appeals denied Minerva’s arguments for no damages or, alternatively, a new trial. On May 22, 2020 both parties petitioned for en banc review of the Court of Appeals decision. On July 22, 2020, the Court of Appeals denied both parties' petitions for en banc review. On August 28, 2020, the district court entered final judgment against Minerva but stayed execution pending resolution of Minerva’s petition for Supreme Court review. On September 30, 2020, Minerva filed a petition requesting Supreme Court review on the issue of assignor estoppel. On November 5, 2020, Hologic filed a cross-petition requesting Supreme Court review on the issue of assignor estoppel. On January 8, 2021, the Supreme Court granted Minerva’s petition to address the issue of assignor estoppel.

On April 11, 2017, Minerva filed suit against the Company and Cytyc Surgical Products, LLC (“Cytyc”) in the United States District Court for the Northern District of California alleging that the Company’s and Cytyc’s NovaSure ADVANCED endometrial ablation device infringes Minerva’s U.S. patent 9,186,208. Minerva is seeking a preliminary and permanent injunction against the Company and Cytyc from selling this NovaSure device as well as enhanced damages and interest, including lost profits, price erosion and/or royalty. On January 5, 2018, the Court denied Minerva's motion for a preliminary injunction. On February 2, 2018, at the parties’ joint request, this action was transferred to the District of Delaware. On March 26, 2019, the Magistrate Judge issued a claims construction ruling regarding the disputed terms in the patent, which the District Court Judge adopted in all respects on October 21, 2019. The original trial date of July 20, 2020 was vacated. On October 21, 2020, the trial court scheduled a 10-day trial beginning on August 9, 2021. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

As described in Note 7, the Company has agreed to indemnify CD&R for certain legal matters related to the Medical Aesthetics business that existed at the date of disposition. The Company currently has $8.5 million accrued for such matters as of December 26, 2020. While the Company believes the estimated amounts accrued are reasonable, certain matters are still ongoing and additional accruals could be recorded in the future.

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

(11) Net Income Per Share
A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended
	December 26, 2020	December 28, 2019
Basic weighted average common shares outstanding	258,605	267,893
Weighted average common stock equivalents from assumed exercise of stock options and issuance of stock units	3,180	1,828
Diluted weighted average common shares outstanding	261,785	269,721
Weighted-average anti-dilutive shares related to:
Outstanding stock options	340	1,290
Stock Units	—	1

(12) Stock-Based Compensation
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Operations:

	Three Months Ended
	December 26, 2020	December 28, 2019
Cost of revenues	$2.2	$2.0
Research and development	2.5	2.4
Selling and marketing	2.7	2.8
General and administrative	11.2	10.9
	$18.6	$18.1
The Company granted options to purchase 0.6 million and 0.8 million shares of the Company's common stock during the three months ended December 26, 2020 and December 28, 2019, respectively, with weighted-average exercise prices of $68.35 and $45.67, respectively. There were 4.6 million options outstanding at December 26, 2020 with a weighted-average exercise price of $44.13.
The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended
	December 26, 2020	December 28, 2019
Risk-free interest rate	0.4%	1.7%
Expected volatility	35.0%	33.6%
Expected life (in years)	4.8	4.8
Dividend yield	—	—
Weighted average fair value of options granted	$19.86	$13.83
The Company granted 0.5 million and 0.7 million restricted stock units (RSUs) during the three months ended December 26, 2020 and December 28, 2019, respectively, with weighted-average grant date fair values of $68.35 and $45.64 per unit, respectively. In addition, the Company granted 0.1 million and 0.1 million performance stock units (PSUs) during the three months ended December 26, 2020 and December 28, 2019, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $68.35 and $45.65 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company also granted 0.1 million and 0.1 million of PSUs based on a one-year free cash flow measure (FCF) to its senior management team, which had a grant date fair value of $68.35 and $45.65 per unit during the three months ended December 26, 2020 and December 28, 2019, respectively. Each recipient of FCF PSUs is eligible to receive between zero and 200% of the target number of shares of the Company's common stock at the end of the one-year measurement period, but the FCF PSUs vest at the end of the three year service period. The Company is recognizing compensation expense for PSUs and FCF PSUs ratably over the required service period. The PSUs and FCF PSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million and 0.1 million market-based awards (MSUs) to its senior management team during the three months ended December 26, 2020 and December 28, 2019, respectively. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $82.31 and $43.78 per share using the Monte Carlo simulation model. These awards cliff-vest three years from the date of grant, and the Company recognizes compensation expense for the MSUs ratably over the service period. At December 26, 2020, there was 3.1 million in aggregate RSUs, PSUs, FCF PSUs and MSUs outstanding.
At December 26, 2020, there was $26.0 million and $83.2 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, PSUs, FCF PSUs and MSUs), respectively, to be recognized over a weighted-average period of 2.7 and 2.3 years, respectively.

(13) Other Balance Sheet Information

	December 26, 2020	September 26, 2020
Inventories
Raw materials	$152.6	$152.3
Work-in-process	60.1	46.5
Finished goods	207.5	196.3
	$420.2	$395.1

Property, plant and equipment
Equipment	$483.1	$460.7
Equipment under customer usage agreements	478.3	456.8
Building and improvements	173.7	167.3
Leasehold improvements	45.2	44.3
Land	40.8	40.7
Furniture and fixtures	16.6	16.1
	1,237.7	1,185.9
Less – accumulated depreciation and amortization	(723.2)	(694.4)
	$514.5	$491.5

(14) Business Segments and Geographic Information
During the first fiscal quarter of 2021, the Company had four reportable segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. During the first fiscal quarter of 2020, the Company had five reportable segments that included Medical Aesthetics. The Company completed the sale of its Medical Aesthetics business on December 30, 2019. The Company measures and evaluates its reportable segments based on segment revenues and operating income adjusted to exclude the effect of non-cash charges, such as intangible asset amortization expense, intangible asset and goodwill impairment charges, transaction and integration expenses for acquisitions, restructuring, consolidation and divestiture charges, litigation charges, and other one-time or unusual items.

Identifiable assets for the reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three months ended December 26, 2020 and December 28, 2019. Segment information is as follows:

	Three Months Ended
	December 26, 2020	December 28, 2019
Total revenues:
Diagnostics	$1,128.2	$311.5
Breast Health	332.7	331.1
GYN Surgical	124.0	119.1
Skeletal Health	24.9	23.5
Medical Aesthetics	—	65.3
	$1,609.8	$850.5
Income from operations:
Diagnostics	$784.5	$49.5
Breast Health	86.3	93.9
GYN Surgical	13.7	31.5
Skeletal Health	1.0	0.9
Medical Aesthetics	—	(51.0)
	$885.5	$124.8
Depreciation and amortization:
Diagnostics	$56.3	$59.1
Breast Health	13.1	10.0
GYN Surgical	23.2	21.0
Skeletal Health	0.2	0.2
Medical Aesthetics	—	4.1
	$92.8	$94.4
Capital expenditures:
Diagnostics	$38.3	$18.1
Breast Health	2.9	6.4
GYN Surgical	3.3	5.3
Skeletal Health	—	0.1
Medical Aesthetics	—	1.4
Corporate	0.3	0.2
	$44.8	$31.5

	December 26, 2020	September 26, 2020
Identifiable assets:
Diagnostics	$2,177.8	$2,161.4
Breast Health	1,203.4	1,200.9
GYN Surgical	1,418.5	1,438.7
Skeletal Health	31.3	38.9
Corporate	2,719.7	2,355.9
	$7,550.7	$7,195.8

The Company had no customers that represented greater than 10% of consolidated revenues during the three months ended December 26, 2020 and December 28, 2019.
The Company operates in the following major geographic areas noted in the below chart. Revenue data is based upon customer location. Other than the United States, no single country accounted for more than 10% of consolidated revenues. The Company’s sales in Europe are predominantly derived from France, the United Kingdom and Germany. The Company’s sales in Asia-Pacific are predominantly derived from China, Australia and Japan. The “Rest of world” designation includes Canada, Latin America and the Middle East.
Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended
	December 26, 2020	December 28, 2019
United States	70.7%	74.4%
Europe	21.0%	12.9%
Asia-Pacific	5.5%	8.3%
Rest of World	2.8%	4.4%
	100.0%	100.0%

(15) Income Taxes

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

The Company’s effective tax rate for the three months ended December 26, 2020 was a provision of 21.5% compared to a net benefit of 296.1% for the corresponding period in the prior year.

The effective tax rate for the three months ended December 26, 2020 differed from the U.S. statutory tax rate primarily due to state income taxes, the global intangible low-taxed income inclusion, and unbenefited foreign losses, partially offset by the impact of the U.S. deduction for foreign derived intangible income, the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits.

The effective tax rate for the three months ended December 28, 2019 differed from the U.S. statutory tax rate primarily due to a $312.2 million discrete tax benefit related to the Medical Aesthetics business outside basis difference, partially offset by an increase in the Medical Aesthetics business valuation allowance. The outside basis difference is the difference between the carrying amount of an entity's investment for financial reporting purposes and the underlying tax basis in that investment. An outside tax-over-book basis difference for an investment in a subsidiary results in the recognition of a deferred tax asset only when it becomes apparent that the reversal of the temporary difference will occur in the foreseeable future. As the Medical Aesthetics business met the assets held for sale criteria during the three months ended December 28, 2019, the requirement for recognition of the deferred tax asset for the outside basis difference was also met.

Non-Income Tax Matters

The Company is subject to tax examinations for value added, sales-based, payroll, and other non-income tax items. A number of these examinations are ongoing in various jurisdictions. The Company takes certain non-income tax positions in the jurisdictions in which it operates pursuant to ASC 450. In the normal course of business, the Company's positions and conclusions related to its non-income tax positions could be challenged, resulting in assessments by governmental authorities. Pursuant to ASC 450, the Company has recorded loss contingencies with respect to some of these positions. While the Company believes estimated losses previously recorded are reasonable, certain audits are still ongoing and additional charges could be recorded in the future.

(16) Intangible Assets
Intangible assets consisted of the following:

Description	As of December 26, 2020		As of September 26, 2020
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,056.1	$2,969.4	$4,054.0	$2,907.2
Customer relationships	560.5	486.7	549.1	477.8
Trade names	245.7	183.8	245.5	181.2
Non-competition agreements	1.6	1.5	1.5	1.3
Business licenses	2.5	2.4	2.4	2.3
Total acquired intangible assets	$4,866.4	$3,643.8	$4,852.5	$3,569.8

Internal-use software	51.9	43.8	51.8	43.2
Capitalized software embedded in products	25.6	11.5	26.8	10.6
Total intangible assets	$4,943.9	$3,699.1	$4,931.1	$3,623.6

The estimated remaining amortization expense of the Company's acquired intangible assets as of December 26, 2020 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2021	$213.3
Fiscal 2022	$274.3
Fiscal 2023	$178.0
Fiscal 2024	$166.6
Fiscal 2025	$153.2

(17) Product Warranties
Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Acquired	Settlements/ Adjustments	Balance at End of Period
Three Months Ended:
December 26, 2020	$9.9	$3.3	$—	$(3.7)	$9.5
December 28, 2019	$13.9	$3.8	$0.5	$(4.1)	$14.1

(18) Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated balances of other comprehensive loss for the periods presented:

	Three Months Ended December 26, 2020
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Hedged Interest Rate Swaps	Total
Beginning Balance	$(22.9)	$(1.8)	$(0.9)	$(24.1)	$(49.7)
Other comprehensive income (loss) before reclassifications	17.8	—	(0.2)	0.9	18.5
Amounts reclassified to statement of income	—	—	0.5	—	0.5
Ending Balance	$(5.1)	$(1.8)	$(0.6)	$(23.2)	$(30.7)

	Three Months Ended December 28, 2019
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Hedged Interest Rate Swaps	Total
Beginning Balance	$(41.4)	$(1.7)	$(2.7)	$3.5	$(42.3)
Other comprehensive income (loss) before reclassifications	8.3	—	(0.3)	4.3	12.3
Amounts reclassified to statement of income	—	—	1.3	—	1.3
Ending Balance	$(33.1)	$(1.7)	$(1.7)	$7.8	$(28.7)

(19) Share Repurchase
On December 11, 2019, the Board of Directors authorized a share repurchase plan to repurchase up to $500.0 million of the Company's outstanding common stock, effective at the beginning of the third quarter of fiscal 2020. On March 2, 2020 the Board of Directors approved accelerating the effective date of the new share repurchase plan from March 27, 2020 to March 2, 2020. During the first quarter of fiscal 2021, the Company repurchased 1.5 million shares of its common stock for a total consideration of $101.3 million. On December 9, 2020, the Board of Directors authorized a new share repurchase plan, which is effective for five years, to repurchase up to $1.0 billion of the Company's outstanding common stock effective December 11, 2020. The prior plan was terminated in connection with this new authorization. As of December 26, 2020, the Company had not repurchased any shares under this new plan.

(20) New Accounting Pronouncements

See Note 1 for Recently Adopted Accounting Pronouncements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The Board issued this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and is applicable to the Company in fiscal 2022. The Company is currently evaluating the impact of the adoption of ASU 2019-12 on its consolidated financial position and results of operations.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The Board issued this Update to clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815. This update could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. For entities that have adopted the amendments in Update 2020-01, the updated guidance is effective for annual periods beginning after December 15, 2020, and is applicable to the Company in fiscal 2022. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2020-01 on its consolidated financial position and results of operations.

In January 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The Board issued this Update as optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. This update will provide optional expedients and exceptions for applying GAAP to only contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. For entities that have adopted the amendments in Update 2020-04, the updated guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of the adoption of ASU 2020-04 on its consolidated financial position and results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT
Some of the statements contained in this report and documents incorporated by reference herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements regarding:

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

•anticipated trends relating to our financial condition or results of operations, including the impact of interest rate and foreign currency exchange fluctuations, including the potential impact of the proposed phase out of LIBOR by the end of 2023; and
•our liquidity, capital resources and the adequacy thereof.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” "intends," “anticipates,” “believes,” “estimates,” “projects,” “predicts,” "likely," "future," "strategy." “potential,” "seeks," "goal" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including those set forth under "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report, as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 26, 2020. We qualify all of our forward-looking statements by these cautionary statements.
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
Through our Diagnostics segment, we offer a wide range of diagnostics products, which are used primarily to aid in the screening and diagnosis of human diseases. Our primary Diagnostics products include our molecular diagnostic assays, which run on our advanced instrumentation systems (Panther, Panther Fusion and Tigris), our ThinPrep cytology system, and the Rapid Fetal Fibronectin Test. Our Aptima family of molecular diagnostic assays is used to detect, among other things, the infectious microorganisms that cause the common sexually transmitted diseases, or STDs, such as chlamydia and gonorrhea, certain high-risk strains of human papillomavirus, or HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. In addition, in 2017 and 2018 we introduced the Aptima quantitative viral load tests for HIV, Hepatitis C and Hepatitis B. Our assay portfolio also includes diagnostic tests for a range of acute respiratory infections, including SARS-Cov-2, as well as a test for the detection of Group B Streptococcus, or GBS, that are run on the Panther Fusion system, a field upgradeable instrument addition to the base Panther system. In 2020, in response to the COVID-19 global pandemic, we developed and launched the Aptima SARS-CoV-2 assay (which runs on our standard Panther system) and the Panther Fusion SARS-CoV-2 assay (which runs on our Panther Fusion system). The Panther Fusion SARS-CoV-2 assay and the Aptima SARS-CoV-2 assay were launched at the end of our second quarter and in the third quarter of fiscal 2020, respectively. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth.
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
COVID-19 Considerations
The global COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption in the markets we sell our products into, primarily the U.S., Europe and Asia-Pacific. Starting in the second quarter of fiscal 2020, the spread of COVID-19 negatively impacted business and healthcare activity globally. In particular, due to government measures, elective procedures and exams were delayed or cancelled, there were significant reductions in physician office visits, and hospitals postponed or canceled capital purchases as well as limited or eliminated services; however, in the second half of the third quarter of fiscal 2020, we started to see a recovery of elective procedures and exams as economies were opened back up and restrictions eased, which has continued through the first quarter of fiscal 2021. The reductions in testing and procedures had a negative impact on our operating results and cash flows in fiscal 2020, however, the impact of the commercial release of our COVID-19 assays more than offset those negative impacts as we generated significant revenue from the sales of these assays starting in the third quarter of fiscal 2020.
While our results of operations and cash flows since the third quarter of fiscal 2020 have been positively impacted by the sale of our COVID-19 assays as well the continued recovery of our other primary product lines and businesses to pre-COVID levels, the COVID-19 pandemic could have an adverse impact on our operating results, cash flows and financial condition in the future. The factors that could create such adverse impact include: the severity and duration of the COVID-19 pandemic; the emergence of new COVID strain variants; continued demand for COVID-19 testing; competition from existing and new COVID-19 testing technologies and products as well as the timing and effectiveness of distributing vaccines; the COVID-19 pandemic's impact on the U.S. and international healthcare systems, the U.S. economy and worldwide economy; and the timing, scope and effectiveness of U.S. and international governmental, regulatory, fiscal, monetary and public health responses to the COVID-19 pandemic and associated economic disruptions. We expect that, if and when the current COVID-19 pandemic subsides, there may be a significantly reduced demand for ongoing testing, and thus, for our COVID-19 assays.
In response to the negative impact of COVID-19 on our business, in April 2020, we initiated cost-cutting measures, which included not only reducing discretionary and variable spend, such as travel, marketing programs and the use of contractors, consultants and temporary help, but we also implemented employee furloughs, salary cuts primarily in the U.S., reduced hours and in certain instances, employee terminations. Further in April 2020, we shut down certain manufacturing facilities temporarily and implemented reduced work-week schedules in response to lower near-term demand for many of our products. As of the end of the third quarter of fiscal 2020, substantially all of the Company's employee cost-cutting measures ceased, and the majority of the impacted manufacturing facilities were back to pre-COVID-19 pandemic levels.
We have also taken and continue to take measures to ensure the safety of our employees and to comply with governmental orders. These measures could require that our employees continue to work remotely or otherwise refrain from reporting to their normal workplace for extended periods of time, which in turn could result in a decrease in our commercial and marketing activities.
Trademark Notice
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 3Dimensions, 3D Mammography, Acessa, Acessa Health, Acessa Pro Vu, Affirm, Affirm Prone, Alpha Imaging, Aptima, ATEC, Brevera, Clarity HD, Eviva, Fluent, Fluoroscan, Genius 3D, Genius 3D Mammography, Health Beacons, Hologic, Horizon DXA, Insight, Intelligent 2D, LOCalizer, MyoSure, NovaSure, Panther, Panther Fusion, Rapid fFN, Selenia, Selenia Dimensions, SmartCurve, SuperSonic Imagine, ThinPrep, Tigris, and Tumark.
All other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Hologic's use or display of other parties' trademarks, trade dress or products in this offering circular does not imply that Hologic has a relationship with, or endorsement or sponsorship of, the trademark or trade dress owners.

ACQUISITIONS
The following sets forth descriptions of acquisitions and dispositions we have completed in fiscal 2020 and the first quarter of fiscal 2021.

NXC Imaging

On September 28, 2020, we completed the acquisition of assets from NXC Imaging, for a purchase price of $4.9 million. NXC Imaging was a long-standing distributor of our Breast and Skeletal products in the U.S.

Acessa Health

On August 23, 2020, we completed the acquisition of Acessa Health, Inc., or Acessa, for a purchase price of $161.3 million, which included a hold-back of $3.0 million that was paid in January 2021, and contingent consideration, which we estimated at $81.8 million as of the measurement date. Acessa, located in Austin, Texas, manufactures and markets its Acessa ProVu system, a laparoscopic radio frequency ablation system for use in treatment of uterine fibroids. Acessa's results of operations are included in our GYN Surgical segment. The contingent consideration is based on annual incremental revenue growth over a three-year period ending annually in December. The contingent consideration is payable after each annual measurement period. In the first quarter of fiscal 2021, we remeasured the contingent consideration liability and recorded a charge of $4.6 million to record the liability at fair value.

Health Beacons

On February 3, 2020, we completed the acquisition of Health Beacons, Inc., or Health Beacons, for a purchase price of $19.7 million, which included hold-backs of $2.3 million that are payable up to eighteen months from the date of acquisition. Health Beacons manufactures the LOCalizer product. Health Beacons results of operations are included in our Breast Health segment.

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

SuperSonic Imagine

On August 1, 2019, we acquired approximately 46% of the outstanding shares of SuperSonic Imagine S. A., or SSI, which is headquartered in France. SSI specializes in ultrasound imaging and designs, and develops and markets an ultrasound platform used in the non-invasive care path for the characterization of breast, liver or prostate diseases. We initially accounted for this investment as an equity method investment.

On November 21, 2019, we acquired an additional 7.6 million shares of SSI for $12.6 million. As a result, we owned approximately 78% of the outstanding shares of SSI at November 21, 2019 and controlled SSI's voting interest and operations. We performed purchase accounting as of November 21, 2019 and beginning on that date the financial results of SSI are included within our consolidated financial statements within our Breast Health segment. We remeasured the initial investment of 46% of the outstanding shares of SSI to its fair value at the acquisition date, resulting in a gain of $3.2 million recorded in Other income (expense), net in the first quarter of fiscal 2020.

As of December 26, 2020, we owned approximately 81% of SSI, and accordingly we have recorded an adjustment to our net income for the non-controlling interest we do not own of $1.0 million and $0.3 million for the three months ended December 26, 2020 and December 28, 2019, respectively.

Disposition

On December 30, 2019, we completed the sale of our Medical Aesthetics business. At the closing, we received cash proceeds of $153.4 million. The sales price was finalized in the fourth quarter of fiscal 2020, and we paid $3.4 million, resulting in a final sales price of $150.0 million. As a result of the sale, we recorded a $30.2 million impairment charge in the first quarter of fiscal 2020 to record the asset group at fair value less costs to dispose as it met the assets held-for-sale criteria. For additional information, see Note 7 to our consolidated financial statements included herein. Following the sale of our Medical Aesthetics business, we have not received any further product revenue related to this business, although additional expenses will be incurred primarily in connection with the indemnification of legal and tax matters that existed as of the date of disposition. In addition, we agreed to provide transition services for a period of up to 15 months.

RESULTS OF OPERATIONS
All dollar amounts in tables are presented in millions.
Product Revenues

	Three Months Ended
	December 26, 2020		December 28, 2019		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$1,113.0	69.1%	$306.5	36.0%	$806.5	263.1%
Breast Health	200.2	12.4%	208.0	24.5%	(7.8)	(3.8)%
GYN Surgical	123.9	7.7%	118.6	14.0%	5.3	4.5%
Skeletal Health	18.3	1.1%	16.5	1.9%	1.8	10.9%
Medical Aesthetics	—	—%	49.7	5.8%	(49.7)	(100.0)%
	$1,455.4	90.3%	$699.3	82.2%	$756.1	108.1%
We generated an increase in product revenues of 108.1% compared to the corresponding period in the prior year primarily due to the significant increase in revenues in the Diagnostics business principally from sales of our two COVID-19 assays, one of which was launched near the end of the second quarter of fiscal 2020 and the other in the third quarter of fiscal 2020, partially offset by no revenues from the Medical Aesthetics business as we disposed of this business segment on December 30, 2019, the beginning of our second quarter of fiscal 2020.
Diagnostics product revenues increased $806.5 million or 263.1% in the current quarter compared to the corresponding period in the prior year primarily due to increases in Molecular Diagnostics of $805.6 million and Cytology & Perinatal of $3.5 million, partially offset by a decrease of $2.6 million in blood screening. While we divested our blood screening business in the second quarter of fiscal 2017, we continue to provide long-term access to Panther instrumentation and certain supplies to the purchaser of that business. Molecular Diagnostics product revenue was $982.2 million in the current quarter compared to $176.6 million in the corresponding period in the prior year. The increase was primarily attributable to revenues of $745.3 million from our two SARS-CoV-2 assays (primarily the Aptima SARS-CoV-2 assay and to a lesser extent the Panther Fusion SARS-CoV-2 assay), an increase in collection kits primarily related to our SARS-CoV-2 assays and an increase in Panther and Panther Fusion instrument sales due to demand for increased testing capacity for COVID-19. We are actively working to increase capacity production to meet worldwide demand of these assays. Our Aptima assays (exclusive of our Aptima SARS-CoV-2 assay) increased $4.9 million in the current quarter compared to the corresponding period in the prior year primarily due to an increase in HPV assays driven by co-testing in Germany and to a lesser extent in the UK. In addition, we had an increase in our Fusion flu assays. Cytology & Perinatal product revenue increased in the current quarter compared to the corresponding period in the prior year primarily due to higher ThinPrep test volumes in the U.S., which we primarily attribute to the recovery of wellness office visits that had previously been delayed or cancelled in response to the COVID-19 pandemic, partially offset by lower Perinatal product volumes. We also experienced an increase in revenue from the favorable foreign currency exchange impact of the weakened U.S. dollar against a number of currencies.
Breast Health product revenues decreased $7.8 million or 3.8%, respectively, in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in sales volume and average selling prices of our digital mammography systems and related workflow products (primarily Intelligent 2D, Clarity HD and SmartCurve) and Affirm Prone breast biopsy tables. While these sales have declined moderately compared to the prior year comparable period, they have increased sequentially from the fourth quarter of fiscal 2020 as we believe many of our customers were purchasing to fulfill their budgets and demand has increased in the sequential quarters, which we primarily attribute to a recovery of elective procedures and exams as elective procedures and wellness visits have begun to recover from the initial cancellation and deferrals due to the COVID-19 pandemic earlier in fiscal 2020. However, we continue to believe that such visits continue to be adversely affect by the ongoing pandemic. These decreases in revenue were partially offset by increases in our interventional breast solutions products, primarily our Brevera system and disposables as we relaunched this product line in the fourth quarter of fiscal 2020 as well as our ATEC and Eviva devices, and our breast conserving surgery products in the current quarter compared to the corresponding period in the prior year primarily due to increased biopsy procedures, which we attribute to recovery of elective procedures and exams that had been previously delayed or cancelled in response to the COVID-19 pandemic. We also experienced an increase in revenue from the favorable foreign currency exchange impact of the weakened U.S. dollar against a number of currencies.
GYN Surgical product revenues increased $5.3 million or 4.5%, respectively, in the current quarter compared to the corresponding period in the prior year primarily due to increases in the volume of MyoSure systems and Fluent Fluid Management systems. We primarily attribute the increases in the current quarter to recovery of elective medical procedures that had previously been delayed or cancelled in response to the COVID-19 pandemic. These increases were partially offset by decreases in NovaSure system sales in the current quarter compared to the corresponding period in the prior year. We also experienced an increase in revenue from the favorable foreign currency exchange impact of the weakened U.S. dollar against a number of currencies.
Skeletal Health product revenues increased $1.8 million or 10.9% in the current quarter compared to the corresponding period in the prior year primarily due to an increase in sales volume of our Insight FD mini C-arm system. We also experienced an increase in revenue from the favorable foreign currency exchange impact of the weakened U.S. dollar against a number of currencies.
We divested the Medical Aesthetics segment on December 30, 2019, the beginning of our second quarter of fiscal 2020.
Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended
	December 26, 2020	December 28, 2019
United States	70.2%	73.6%
Europe	21.4%	13.3%
Asia-Pacific	5.5%	8.4%
Rest of World	2.9%	4.7%
	100.0%	100.0%
In the current quarter compared to the corresponding period in the prior year, the percentage of product revenue derived from the U.S. decreased while Europe increased which we primarily attributed to strong sales of our SARS-CoV-2 assays in Europe and growth in our Aptima assays in Europe as we expanded our customer base and increased sales from the adoption of co-testing for cervical cancer screening in Germany. Asia-Pacific product revenue as a percentage of total product revenue decreased primarily due to lower sales of our SARS-CoV-2 assays in the Asia-Pacific region compared to the U.S. and Europe. Rest of world decline due to lower sales in Latin America.
Service and Other Revenues

	Three Months Ended
	December 26, 2020		December 28, 2019		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$154.4	9.6%	$151.2	17.8%	$3.2	2.1%
Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment, and to a lesser extent, the Medical Aesthetics business prior to its disposition in the beginning of the second quarter of fiscal 2020. The increase in service and other revenue in the current quarter compared to the corresponding period in the prior year is primarily due to an increase in Breast Health service contract revenue as the Breast Health business continues to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period, an increase in spare parts revenue in the current quarter for services that had previously been delayed or cancelled due to the COVID-19 pandemic and additional royalty revenue from Grifols related to licensing intellectual property related to our COVID-19 assays for their sale in Spain. These increases were partially offset by the disposition of Medical Aesthetics which contributed $15.6 million of revenue in the prior year quarter.

Cost of Product Revenues

	Three Months Ended
	December 26, 2020		December 28, 2019		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$284.5	19.5%	$237.5	34.0%	$47.0	19.8%
Amortization of Intangible Assets	61.6	4.2%	63.6	9.1%	(2.0)	(3.1)%
Impairment of Intangible Assets and Equipment	—	—%	25.8	3.7%	(25.8)	—%
	$346.1	23.7%	$326.9	46.8%	$19.2	5.9%
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 19.5% in the current quarter compared to 34.0% in the corresponding period in the prior year. Cost of product revenues as a percentage of revenue decreased in the current quarter primarily due to sales of our SARS-CoV-2 assays, which have higher gross margins compared to our other diagnostic products, and comprised 51.2% of total product revenue in the current quarter. Also benefiting the gross margin was the disposition of Medical Aesthetics, which had lower gross margins compared to our remaining businesses. Partially offsetting these decreases was higher field service costs for the instrument installed base for the Diagnostics business and higher freight costs.
Diagnostics' product costs as a percentage of revenue decreased in the current quarter compared to the corresponding period in the prior year primarily due to sales of our SARS-CoV-2 assays and higher overall production reducing fixed overhead on a unit basis, and increased volumes of our ThinPrep Pap Test, partially offset by higher field service costs for the instrument installed base and freight charges internationally.
Breast Health’s product costs as a percentage of revenue decreased slightly in the current quarter compared to the corresponding period in the prior year primarily due an increase in sales volume of our breast biopsy and breast conserving surgery disposable products and favorable manufacturing variances, partially offset by a decline in average selling prices of our 3D systems and related components.
GYN Surgical’s product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year primarily due to the product mix of higher volumes of MyoSure devices and lower volumes of NovaSure devices, which have higher margins compared to MyoSure, higher sales of Fluent fluid management systems, which is a lower-margin product.
Skeletal Health’s product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year due to unfavorable manufacturing variances.
We divested the Medical Aesthetics segment on December 30, 2019, the beginning of our second quarter of fiscal 2020.
Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense decreased in the current quarter compared to the corresponding period in the prior year primarily due to no amortization from intangible assets acquired in the Cynosure acquisition in the current quarter as a result of the disposition of Cynosure on December 30, 2019 and lower amortization of intangible assets acquired in the Cytyc acquisition which reduce over time. These decreases were partially offset by amortization expense in the current quarter related to intangible assets acquired in the Acessa and SSI acquisitions.
Impairment of Intangible Assets and Equipment. As discussed in Note 7 to the consolidated financial statements, we recorded an aggregate impairment charge of $30.2 million during the first quarter of fiscal 2020. The impairment charge was allocated to the Medical Aesthetics long-lived assets, of which $25.8 million was allocated to developed technology assets and written off to cost of revenues.

Cost of Service and Other Revenues

	Three Months Ended
	December 26, 2020		December 28, 2019		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$83.3	53.9%	$89.8	59.4%	$(6.5)	(7.2)%
Service and other revenues gross margin increased to 46.1% in the current quarter compared to 40.6% in the corresponding period in the prior year. The increase in the current quarter compared to the corresponding period in the prior year is primarily due to the disposition of Medical Aesthetics as service margins for Medical Aesthetics were lower compared to the Breast Health business, which generates the majority of our service revenues. In addition, in the current quarter the Breast Health business had an increase in service contract revenue which benefited gross margin as service contract revenue has higher margins compared to revenue from spare parts, installation and training. In addition, Diagnostics had higher royalty revenue.
Operating Expenses

	Three Months Ended
	December 26, 2020		December 28, 2019		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$59.3	3.7%	$61.2	7.2%	$(1.9)	(3.1)%
Selling and marketing	128.0	8.0%	144.9	17.0%	(16.9)	(11.7)%
General and administrative	91.5	5.7%	87.6	10.3%	3.9	4.5%
Amortization of intangible assets	10.1	0.6%	9.1	1.1%	1.0	11.0%
Impairment of intangible assets and equipment	—	—%	4.4	0.5%	(4.4)	(100.0)%
Contingent consideration - fair value adjustment	4.6	0.3%	0.9	0.1%	3.7	411.1%
Restructuring and Divestiture charges	1.4	0.1%	0.9	0.1%	0.5	55.6%
	$294.9	18.3%	$309.0	36.3%	$(14.1)	(4.6)%
Research and Development Expenses. Research and development expenses decreased 3.1% in the current quarter compared to the corresponding period in the prior year primarily due to the disposition of the Medical Aesthetics business which contributed $7.3 million of expense in the prior year quarter. In addition, during the current quarter, we recorded a reduction to research and development expenses of $6.4 million from the Biomedical Advanced Research and Development Authority (BARDA) in connection with a grant to expand manufacturing capacity and obtain FDA approval of our SARS-CoV-2 assays. Partially offsetting these decreases was higher R&D project spend in Surgical, higher compensation and benefits, the inclusion of expenses from the Acessa acquisition, a full quarter of SSI expenses and increased spending to implement the European Medical Device Regulation (MDR) and In Vitro Diagnostic Regulation (IVDR) requirements. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses decreased 11.7% in the current quarter compared to the corresponding period in the prior year primarily due to the disposition of the Medical Aesthetics which contributed $23.7 million of expense in the prior year quarter and to decreases related to our national sales meeting, travel and trade shows primarily in response to the COVID pandemic. Partially offsetting these decreases was an increase in commissions in the Breast Health, Surgical and Diagnostics from higher revenues, an increase in marketing initiatives spending, and the inclusion of expenses from the Acessa acquisition and a full quarter of SSI expenses.
General and Administrative Expenses. General and administrative expenses increased 4.5% in the current quarter compared to the corresponding period in the prior year primarily due to a charitable donation of $5.0 million, higher compensation and benefits, primarily from our deferred compensation plan, an increase in bad debt expense, higher consulting spend primarily from information system implementation projects, and the inclusion of expenses from the Acessa acquisition and a full quarter of SSI expenses. Partially offsetting these increases was the disposition of the Medical Aesthetics business which contributed $5.5 million of expenses in the prior year quarter, and in the current quarter we recorded a credit related to services provided under the transition services agreement with Cynosure and lower travel.
Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, distributor relationships and business licenses related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense increased $1.0 million in the current quarter compared to the corresponding period in the prior year primarily due to the Alpha Imaging acquisition.
Contingent Consideration Fair Value Adjustments. In connection with the acquisition of Acessa, we are obligated to make contingent earn-out payments. The payments are based on achieving incremental revenue growth over a three-year period ending annually in December. As of the acquisition date for Acessa, we recorded a contingent consideration liability for the estimated fair value of the amount we expect to pay to the former shareholders of the acquired business. This liability is not contingent on future employment and we recorded our estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, comparable companies revenue growth rates, implied volatility and applying a risk adjusted discount rate. Increases or decreases in the fair value of contingent consideration liabilities can result from the passage of time, changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates.
Impairment of Intangible Assets. As discussed in Note 7 to the consolidated financial statements, we recorded an aggregate impairment charge of $30.2 million during the first quarter of fiscal 2020. The impairment charge was allocated to the Medical Aesthetics long-lived assets of which $4.4 million was written off to operating expenses.
Restructuring and Divestiture Charges. We have implemented various cost reduction initiatives to align our cost structure with our operations and related integration activities. These actions have primarily resulted in the termination of employees. As a result, we recorded charges of $1.4 million in the current quarter, respectively, and $0.9 million in the prior year period, respectively, primarily related to severance benefits.
Interest Expense

	Three Months Ended
	December 26, 2020	December 28, 2019	Change
	Amount	Amount	Amount	%
Interest Expense	$(28.1)	$(32.8)	$4.7	(14.3)%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense in the current quarter decreased primarily due to a decrease in LIBOR year over year, the basis for determining interest expense under our 2018 Credit Agreement, and lower interest rates on our Senior Notes due to issuing our 2029 Senior Notes and paying off our 2025 Senior Notes, partially offset by issuance costs expensed from the issuance of the 2029 Senior Notes.
Debt Extinguishment Loss

	Three Months Ended
	December 26, 2020	December 28, 2019	Change
	Amount	Amount	Amount	%
Debt Extinguishment Loss	(21.6)	—	$(21.6)	100.0%

In the current quarter, we completed private placement of $950 million aggregate principal amount of the 2029 Senior Notes. The proceeds under the 2029 Senior Notes offering, together with available cash, were used to redeem the 2025 Senior Notes in the same principal amount. In connection with this transaction, we recorded a debt extinguishment loss of $21.6 million in the current quarter.

Other Income (Expense), net

	Three Months Ended
	December 26, 2020	December 28, 2019	Change
	Amount	Amount	Amount	%
Other Income (Expense), net	$(3.8)	$3.3	$(7.1)	(215.2)%

For the current quarter, this account primarily consisted of net foreign currency exchange losses of $9.9 million, primarily from the mark-to-market of outstanding forward foreign currency exchange and foreign currency option contracts, partially offset by a gain of $6.2 million on the cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains. The first quarter of fiscal 2020, this account primarily consisted of a gain of $2.9 million on the cash surrender value of life insurance contracts related to our deferred compensation plan and a net gain of $3.2 million to reflect an adjustment to remeasure our initial investment in SSI in connection with purchase accounting, partially offset by net foreign currency exchange losses of $1.7 million primarily from mark-to-market of outstanding forward foreign currency exchange contracts, which were partially offset by realized gains from settling forward foreign currency contracts.
Provision (Benefit) for Income Taxes

	Three Months Ended
	December 26, 2020	December 28, 2019	Change
	Amount	Amount	Amount	%
Provision (Benefit) for Income Taxes	$179.0	$(288.4)	$467.4	(162.1)%

Our effective tax rate for the three months ended December 26, 2020 was a provision of 21.5% compared to a net benefit of 296.1% for the corresponding period in the prior year.
For the three months ended December 26, 2020, the effective tax rate differed from the U.S. statutory tax rate primarily due to state income taxes, the global intangible low-taxed income inclusion, and unbenefited foreign losses, partially offset by the impact of the U.S. deduction for foreign derived intangible income, the geographic mix of income earned by our international subsidiaries which are taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits.

For the three months ended December 28, 2019, the effective tax rate differed from the U.S. statutory tax rate primarily due to a $312.2 million discrete tax benefit related to the Medical Aesthetics business outside basis difference, partially offset by an increase in the Medical Aesthetics business valuation allowance. The outside basis difference is the difference between the carrying amount of an entity's investment for financial reporting purposes, and the underlying tax basis in that investment. An outside tax-over-book basis difference for an investment in a subsidiary results in the recognition of a deferred tax asset only when it becomes apparent that the reversal of the temporary difference will occur in the foreseeable future. As the Medical Aesthetics business met the assets held for sale criteria during the three months ended December 28, 2019, the requirement for recognition of the deferred tax asset for the outside basis difference was also met.

Segment Results of Operations
Until the divestiture of our Medical Aesthetics segment, we reported our business as five segments: Diagnostics, Breast Health, GYN Surgical, Skeletal Health and Medical Aesthetics. We completed the disposition of the Medical Aesthetics segment on December 30, 2019 (the first day of the second quarter of fiscal 2020). The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2020. We measure segment performance based on total revenues and operating income (loss). Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.

Diagnostics

	Three Months Ended
	December 26, 2020	December 28, 2019	Change
	Amount	Amount	Amount	%
Total Revenues	$1,128.2	$311.5	$816.7	262.2%
Operating Income	$784.5	$49.5	$735.0	1,484.8%
Operating Income as a % of Segment Revenue	69.5%	15.9%
Diagnostics revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in product revenues associated with the introduction of our SARS-CoV-2 assays discussed above and an increase in royalty revenue from Grifols related to licensing intellectual property related to our COVID-19 assays for their sale in Spain.

Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year due to an increase in gross profit from higher revenues with higher gross margins, partially offset by an increase in operating expenses. Gross margin was 79.9% in the current quarter compared to 49.0% in the corresponding period in the prior year. The increase in gross profit was primarily due to sales of our SARS-CoV-2 assays partially offset by an increase in freight costs to ship product internationally.

Operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to higher compensation and benefits driven by an increase in headcount in the operations and sales departments, an increase in marketing initiatives, an increase in bad debt expense and an allocated portion of the charitable donation. These increases were partially offset by the BARDA $6.4 million credit and a decrease in spending for travel, consulting and trade shows.

Breast Health

	Three Months Ended
	December 26, 2020	December 28, 2019	Change
	Amount	Amount	Amount	%
Total Revenues	$332.7	$331.1	$1.6	0.5%
Operating Income	$86.3	$93.9	$(7.6)	(8.1)%
Operating Income as a % of Segment Revenue	25.9%	28.4%
Breast Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase of $9.5 million in service revenue, partially offset by a decrease of $7.8 million in product revenue, discussed above. The increase in service revenue in the current quarter is primarily due to an increase in service contract revenue as the Breast Health business continues to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period and an increase in spare parts revenue.

Operating income for this business segment decreased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in operating expenses partially offset by an increase in gross profit from higher service revenues. Gross margin was 57.8% in the current quarter compared to 57.4% in the corresponding period in the prior year.

Operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to higher third-party commissions, an increase in bad debt expense, an allocated portion of the charitable donation and an increase in the current quarter of SSI expenses of $2.8 million. These increases were partially offset by a decrease in travel expenses, trade show expenses and R&D project spend. The increase in the current quarter is also a result of the prior year period including a benefit from the reversal of acquisition related accruals and a holdback.
GYN Surgical

	Three Months Ended
	December 26, 2020	December 28, 2019	Change
	Amount	Amount	Amount	%
Total Revenues	$124.0	$119.1	$4.9	4.1%
Operating Income	$13.7	$31.5	$(17.8)	(56.5)%
Operating Income as a % of Segment Revenue	11.0%	26.4%
GYN Surgical revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in product revenues discussed above.
Operating income for this business segment decreased in the current quarter compared to the corresponding period in the prior year due to an increase in operating expenses and a decrease in gross profit. Gross margin was 62.7% in the current quarter compared to 66.3% in the corresponding period in the prior year. The decrease in gross margin was primarily due to a decrease in product margins related to product mix discussed above, higher amortization expense from intangible assets due to the Acessa acquisition and a charge of $1.0 million related to the impact of stepping-up the acquired inventory to fair value in purchase accounting for the Acessa acquisition.
Operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to inclusion in the current quarter of Acessa expenses of $4.2 million, recording a charge of $4.6 million in the current quarter to record the Acessa contingent consideration liability at fair value, increased spending on research and development projects, higher marketing initiative spend, higher consulting spend, higher commissions from the increase in sales and an allocated portion of the charitable donation, partially offset by a decrease in travel and trade show expenses.
Skeletal Health

	Three Months Ended
	December 26, 2020	December 28, 2019	Change
	Amount	Amount	Amount	%
Total Revenues	$24.9	$23.5	$1.4	6.0%
Operating Income	$1.0	$0.9	$0.1	11.1%
Operating Income as a % of Segment Revenue	4.0%	3.8%
Skeletal Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in product revenues discussed above.
Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in operating expenses, partially offset by a decrease in gross profit from lower gross margins. Gross margin was 35.6% in the current quarter compared to 42.0% in the corresponding period in the prior year. The decrease in gross margin was primarily due to unfavorable manufacturing variances and lower service margins.
Operating expenses decreased in the current quarter compared to the corresponding period in the prior year primarily due to lower research and development expenses due to lower headcount and lower commission, partially offset by higher marketing initiative spend.
Medical Aesthetics

	Three Months Ended
	December 26, 2020	December 28, 2019	Change
	Amount	Amount	Amount	%
Total Revenues	$—	$65.3	$(65.3)	(100.0)%
Operating Loss	$—	$(51.0)	$51.0	(100.0)%
Operating Loss as a % of Segment Revenue	—%	(78.1)%
Medical Aesthetics revenue and operating loss decreased in the current quarter compared to the corresponding period in the prior year due to the divestiture of the Medical Aesthetics segment on December 30, 2019, the first day of our second quarter of fiscal 2020. We will continue to incur expenses related to legal and tax matters that we have agreed to retain. These expenses were not significant in the first quarter of fiscal 2021. The operating loss in the first quarter of fiscal 2020 included an intangible assets and equipment impairment charges of $30.2 million.

LIQUIDITY AND CAPITAL RESOURCES
At December 26, 2020, we had $1,540.3 million of working capital and our cash and cash equivalents totaled $868.7 million. Our cash and cash equivalents balance increased by $167.7 million during the first three months of fiscal 2021 primarily due to cash generated from operating activities, partially offset by cash used in investing and financing activities.
In the first three months of fiscal 2021, our operating activities provided cash of $650.0 million, primarily due to net income of $653.4 million, non-cash charges for depreciation and amortization aggregating $92.8 million, stock-based compensation expense of $18.6 million, and a debt extinguishment loss of $21.6 million. Cash provided by operations was negatively impacted by a net cash outflow of $153.9 million from changes in our operating assets and liabilities. The net cash outflow was primarily driven by a $175.5 million increase in accounts receivable primarily due to an increase in our COVID-19 assay sales in our Diagnostics division and an increase in inventory of $21.2 million primarily due to an increase in Diagnostics inventory to support the SARS-CoV-2 assay demand and production. These cash outflows were partially offset by an increase in accrued expenses of $58.1 primarily due to an increase in accrued income taxes as a result of higher profits, partially offset by a decrease in accrued compensation due to the payment of the annual bonuses.
In the first three months of fiscal 2021, our investing activities used cash of $49.9 million primarily related to capital expenditures of $44.8 million, which primarily consisted of the placement of equipment under customer usage agreements and purchases of manufacturing equipment to expand capacity of our molecular diagnostics manufacturing facilities.
In the first three months of fiscal 2021, our financing activities used cash of $428.2 million primarily related to $970.8 million for the repayment of our 2025 Senior Notes, $250.0 million for the net repayment of amounts borrowed under the revolving credit line, payment of $101.3 million for repurchases of our common stock, $46.4 million for the payment of employee taxes withheld for the net share settlement of vested restricted stock units and $18.8 million for scheduled principal payments under our 2018 Credit Agreement. Partially offsetting these uses of cash were net proceeds of $950.0 million under our 2029 Senior Notes and $23.3 million from our equity plans, primarily from the exercise of stock options.
Debt
We had total recorded debt outstanding of $2.76 billion at December 26, 2020, which was comprised of amounts outstanding under our 2018 Credit Agreement of $1.44 billion (principal of $1.44 billion), 2029 Senior Notes of $932.9 million (principal of $950.0 million), and 2028 Senior Notes of $394.8 million (principal of $400.0 million).
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

The credit facilities under the 2018 Credit Agreement consisted of:

•A $1.5 billion secured term loan ("2018 Amended Term Loan") with a maturity date of December 17, 2023; and
•A secured revolving credit facility (the "2018 Amended Revolver") under which the Company may borrow up to $1.5 billion, subject to certain sublimits, with a maturity date of December 17, 2023.

The borrowings of the 2018 Amended Term Loan bear interest at an annual rate equal to the Eurocurrency Rate (i.e., the LIBOR rate) plus an Applicable Rate, which was equal to 1.0% as of December 26, 2020. The borrowings of the 2018 Amended Revolver bear interest at a rate equal to the LIBOR Daily Floating Rate plus an Applicable Rate equal to 1.0% as of December 26, 2020. At December 26, 2020, borrowings under the 2018 Amended Term Loan were subject to an interest rate of 1.15%.

We are required to make scheduled principal payments under the 2018 Amended Term Loan in increasing amounts ranging from $9.375 million per three-month period commencing with the three-month period ending on December 27, 2019 to $28.125 million per three-month period commencing with the three-month period ending on December 29, 2022 and ending on September 29, 2023. The remaining balance of the 2018 Amended Term Loan after the scheduled principal payments, which was $1.4 billion as of December 26, 2020, and any amount outstanding under the 2018 Amended Revolver, which was $0.0 million at December 26, 2020, are due at maturity. In addition, subject to the terms and conditions set forth in the 2018 Credit Agreement, we may be required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances and insurance recoveries (subject to certain reinvestment rights). These mandatory prepayments are required to be applied by us, first, to the 2018 Amended Term Loan, second, to any outstanding amount under any Swing Line Loans, third, to the 2018 Amended Revolver, fourth to prepay any outstanding reimbursement obligations with respect to Letters of Credit and fifth, to cash collateralize any Letters of Credit. Subject to certain limitations, the Company may voluntarily prepay any of the 2018 Credit Facilities without premium or penalty.
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

The 2018 Credit Agreement contains two financial covenants (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each fiscal quarter. As of December 26, 2020, we were in compliance with these covenants.
The UK Financial Conduct Authority announced in 2017 that it intended to phase out LIBOR by the end of 2021, which has been extended to the end of 2023. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts, including our 2018 Credit Agreement, and we cannot predict what alternative rate or benchmark would be negotiated or the extent to which this would adversely affect our interest rate and the effectiveness of our interest rate hedging activity.

2028 Senior Notes

The total aggregate principal balance of the 2028 Senior Notes is $400.0 million. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries. The 2028 Senior Notes were issued pursuant to an indenture, dated as of January 19, 2018, among the Company, the guarantors and Wells Fargo Bank, National Association, as trustee. The 2028 Senior Notes mature on February 1, 2028 and bear interest at the rate of 4.625% per year, payable semi-annually on February 1 and August 1 of each year. We may redeem the 2028 Senior Notes at any time prior to February 1, 2023 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the indenture. We may also redeem up to 35% of the aggregate principal amount of the 2028 Senior Notes with the net cash proceeds of certain equity offerings at any time and from time to time before February 1, 2021, at a redemption price equal to 104.625% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. We also have the option to redeem the 2028 Senior Notes on or after: February 1, 2023 through February 1, 2024 at 102.312% of par; February 1, 2024 through February 1, 2025 at 101.541% of par; February 1, 2025 through February 1, 2026 at 100.770% of par; and February 1, 2026 and thereafter at 100% of par. In addition, if there is a change of control coupled with a decline in ratings, as provided in the indenture, we will be required to make an offer to purchase each holder’s 2028 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

2029 Senior Notes

The total aggregate principal balance of the 2029 Senior Notes is $950.0 million. The 2029 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries. The 2029 Senior Notes mature on February 15, 2029 and bear interest at the rate of 3.250% per year, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2021. We may redeem the 2029 Senior Notes at any time prior to September 28, 2023 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the indenture. We may also redeem up to 40% of the aggregate principal amount of the 2029 Senior Notes with the net cash proceeds of certain equity offerings at any time and from time to time before September 28, 2023, at a redemption price equal to 103.250% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. We have the option to redeem the 2029 Senior Notes on or after: September 28, 2023 through September 27, 2024 at 101.625% of par; September 28, 2024 through September 27, 2025 at 100.813% of par; and September 28, 2025 and thereafter at 100% of par. In addition, if there is a change of control coupled with a decline in ratings, as provided in the indenture, we will be required to make an offer to purchase each holder’s 2029 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

Acquisitions

Following the end of our first fiscal quarter of 2021, on December 30, 2020, we completed the acquisition of Somatex Medical Technologies GmbH, or Somatex, for a purchase price of approximately $64.0 million. Somatex, located in Germany, is a manufacturer of biopsy site markers, including the Tumark product line of tissue markers, which were distributed by the Company in the U.S. prior to the acquisition.

Additionally, on January 5, 2021, we announced that we entered into an agreement to acquire Biotheranostics, Inc., or Biotheranostics, for a purchase price of approximately $230.0 million. The closing is subject to certain regulatory approvals. Biotheranostics, located in San Diego, California, manufactures molecular diagnostic tests for breast and metastatic cancers.

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

Our primary contingent consideration liability is from our acquisition of Acessa. We have an obligation to the former Acessa shareholders to make contingent payments based on a multiple of annual incremental revenue growth over a three-year period ending annually in December. There is no maximum earnout. Pursuant to ASC 805, the contingent consideration was deemed to be part of the purchase price and we recorded our estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of the business, comparable companies revenue growth rates, implied volatility and applying a risk adjusted discount rate. At December 26, 2020 this liability was $86.4 million and no contingent payments have been earned or made.

Stock Repurchase Program

On December 11, 2019, the Board of Directors authorized a new share repurchase plan to repurchase up to $500.0 million of our outstanding common stock, effective at the beginning of the third quarter of fiscal 2020. On March 2, 2020, the Board of Directors approved accelerating the effective date of the new share repurchase plan from March 27, 2020 to March 2, 2020. During the first quarter of fiscal 2021, we repurchased 1.5 million shares of our common stock for a total consideration of $101.3 million.

On December 9, 2020, the Board of Directors authorized a new share repurchase plan, which is effective to five years, to repurchase up to $1.0 billion of our outstanding common stock effective December 11, 2020. In connection with this authorization, the prior plan was terminated. As of December 26, 2020, we had not repurchased any shares under this new plan.

Legal Contingencies
We are currently involved in several legal proceedings and claims. In connection with these legal proceedings and claims, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed, as applicable in consultation with outside counsel, and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with ASC 450, Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such financial outcome can be reasonably estimated. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings. Information with respect to this disclosure may be found in Note 10 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Future Liquidity Considerations

We expect to continue to review and evaluate potential strategic transactions and alliances that we believe will complement our current or future business. Subject to the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report, if any, as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 26, 2020 or any other of our subsequently filed reports, and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this MD&A, we believe that our cash and cash equivalents, cash flows from operations, and the cash available under our 2018 Amended Revolver will provide us with sufficient funds in order to fund our expected normal operations and debt payments over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our 2018 Credit Agreement, 2028 Senior Notes, and 2029 Senior Notes. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 26, 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowances. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” above and “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 26, 2020 or any other of our subsequently filed reports.
The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2020. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the fiscal year ended September 26, 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, equity investments, foreign currency contracts, interest rate swap agreements, insurance contracts, accounts payable and debt obligations. Except for our outstanding 2028 Senior Notes and 2029 Senior Notes, the fair value of these financial instruments approximates their carrying amount. The fair value of our 2028 Senior Notes and 2029 Senior Notes as of December 26, 2020 was $427.0 million and $974.0 million, respectively. Amounts outstanding under our 2018 Credit Agreement of $1.4 billion as of December 26, 2020 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our 2028 Senior Notes, 2029 Senior Notes and 2018 Credit Agreement. The 2028 Senior Notes and 2029 Senior Notes have fixed interest rates. Borrowings under our 2018 Credit Agreement currently bear interest at the Eurocurrency Rate (i.e., LIBOR) plus the applicable margin of 1.0% per annum.
As noted above, as of December 26, 2020, there was $1.4 billion of aggregate principal outstanding under the 2018 Credit Agreement. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A hypothetical 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by approximately $0.2 million. We entered into an interest rate swap agreement to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding. The critical terms of the interest rate swap were designed to mirror the terms of our LIBOR-based borrowings under the 2018 Credit Agreement, and therefore the interest rate swap is highly effective at offsetting the cash flows being hedged. We designated this derivative instrument as a cash flow hedge of the variability of the LIBOR-based interest payments on $1.0 billion of principal. These interest rate swap contract expires on December 17, 2023.
The UK Financial Conduct Authority announced in 2017 that it intended to phase out LIBOR by the end of 2021, which was recently extended to the end of 2023. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts, including our 2018 Credit Agreement and related interest rate swap agreements, and we cannot predict what alternative rate or benchmark would be negotiated or the extent to which this would adversely affect our interest rate and the effectiveness of our interest rate hedging activity.
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
As of December 26, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 26, 2020.
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

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.
Information with respect to this Item may be found in Note 10 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended September 26, 2020.

Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 26, 2020 or any of our subsequently filed reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
September 27, 2020 – October 24, 2020	1,319	$66.35	—	$—	$262.4
October 25, 2020 – November 21, 2020	137,834	70.01	1,468,622	68.95	161.1
November 22, 2020 – December 26, 2020	526,947	69.63	—	—	1,000.0
Total	666,100	$69.70	1,468,622	$68.95	$1,000.0
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
(2)On December 9, 2020, the Board of Directors authorized a new share repurchase plan to repurchase up to $1.0 billion of the Company's outstanding common stock, effective December 11, 2020. In connection with this authorization, the prior plan was terminated. As of December 26, 2020, the Company had not repurchased any shares under this new plan.

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1*	Amended Contract of Employment between Jan Verstreken and Hologic dated December 11, 2020.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________

* Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	January 27, 2021	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	January 27, 2021	/s/ Karleen M. Oberton

Karleen M. Oberton
Chief Financial Officer (Principal Financial Officer)