Form 10-Q
period 2021-03-27
HOLOGIC INC
filed 2021-04-28
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2021
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 22, 2021, 256,233,027 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Revenues:
Product	$1,378.8	$623.6	$2,834.2	$1,322.9
Service and other	158.8	132.5	313.2	283.7
	1,537.6	756.1	3,147.4	1,606.6
Costs of revenues:
Product	300.7	223.3	585.2	460.8
Amortization of acquired intangible assets	64.5	62.9	126.1	126.5
Impairment of intangible assets and equipment	—	—	—	25.8
Service and other	86.6	74.1	170.0	163.9
Gross profit	1,085.8	395.8	2,266.1	829.6
Operating expenses:
Research and development	71.5	49.3	130.7	110.4
Selling and marketing	131.5	110.6	259.5	255.4
General and administrative	88.9	67.0	180.4	154.7
Amortization of acquired intangible assets	10.2	10.1	20.4	19.2
Impairment of intangible assets and equipment	—	—	—	4.4
Contingent consideration fair value adjustments	(14.7)	(0.5)	(10.1)	0.4
Restructuring and divestiture charges	1.6	2.9	3.0	3.9
	289.0	239.4	583.9	548.4
Income from operations	796.8	156.4	1,682.2	281.2
Interest income	0.3	1.3	0.7	3.5
Interest expense	(21.3)	(31.3)	(49.3)	(64.1)
Debt extinguishment loss	—	—	(21.6)	—
Other income (expense), net	4.7	(7.5)	0.9	(4.2)
Income before income taxes	780.5	118.9	1,612.9	216.4
Provision (benefit) for income taxes	161.1	24.1	340.1	(264.3)
Net income	$619.4	$94.8	$1,272.8	$480.7
Net loss attributable to noncontrolling interest	(0.5)	(1.5)	(1.5)	(1.8)
Net income attributable to Hologic	$619.9	$96.3	$1,274.3	$482.5
Net income per common share attributable to Hologic:
Basic	$2.40	$0.37	$4.93	$1.82
Diluted	$2.38	$0.36	$4.88	$1.81
Weighted average number of shares outstanding:
Basic	258,473	263,238	258,539	265,566
Diluted	260,749	264,506	261,267	267,114
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Net income	$619.4	$94.8	$1,272.8	$480.7
Changes in foreign currency translation adjustment	(9.4)	(5.4)	8.4	2.9
Changes in value of hedged interest rate swaps and interest rate caps, net of tax of $1.4 and $1.2 for the three and six months ended March 27, 2021 and $(8.1) and $(6.4) for the three and six months ended March 28, 2020.

Gain (loss) recognized in other comprehensive income, net	4.3	(25.2)	5.0	(21.2)
Loss reclassified from accumulated other comprehensive loss to the statements of income	—	0.4	0.5	1.7
Other comprehensive (loss) income	(5.1)	(30.2)	13.9	(16.6)
Comprehensive income	$614.3	$64.6	$1,286.7	$464.1
Components of comprehensive income attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	0.5	1.5	1.5	1.8
Comprehensive loss attributable to noncontrolling interest	0.5	1.5	1.5	1.8
Comprehensive income attributable to Hologic	$614.8	$66.1	$1,288.2	$465.9
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	March 27, 2021	September 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$816.4	$701.0
Accounts receivable, less reserves of $41.7 and $31.6, respectively	1,212.3	1,028.9
Inventories	456.2	395.1
Prepaid income taxes	85.4	38.8
Prepaid expenses and other current assets	92.1	58.5
Total current assets	2,662.4	2,222.3
Property, plant and equipment, net	533.6	491.5
Intangible assets, net	1,447.6	1,307.5
Goodwill	2,857.2	2,657.9
Other assets	543.2	516.6
Total assets	$8,044.0	$7,195.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$74.9	$324.9
Accounts payable	225.1	178.8
Accrued expenses	534.9	547.6
Deferred revenue	198.5	186.1
Finance lease obligations	3.0	1.9
Total current liabilities	1,036.4	1,239.3
Long-term debt, net of current portion	2,672.1	2,713.9
Finance lease obligations - long term	23.6	17.4
Deferred income tax liabilities	229.8	201.8
Deferred revenue	13.4	12.9
Other long-term liabilities	273.7	303.2
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value –750,000 shares authorized; 296,887 and 295,107 shares issued, respectively	3.0	2.9
Additional paid-in-capital	5,927.1	5,904.8
Accumulated deficit	(298.9)	(1,573.2)
Treasury stock, at cost – 40,682 and 37,609 shares, respectively	(1,801.0)	(1,579.6)
Accumulated other comprehensive loss	(35.8)	(49.7)
Total Hologic's stockholders’ equity	3,794.4	2,705.2
Noncontrolling interest	0.6	2.1
Total stockholders’ equity	3,795.0	2,707.3
Total liabilities and stockholders’ equity	$8,044.0	$7,195.8
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock			Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount	Noncontrolling Interest
Balance at September 28, 2019	292,323	$2.9	$5,769.8	$(2,688.7)	$(42.3)	24,638	$(926.0)	$—	$2,115.7
Noncontrolling interest created in acquisition	—	—	—	—	—	—	—	8.6	8.6
Accounting standard transition adjustment - ASC 842	—	—	—	0.3	—	—	—	—	0.3
Exercise of stock options	540	—	13.8	—	—	—	—	—	13.8
Vesting of restricted stock units, net of shares withheld for employee taxes	476	—	(10.9)	—	—	—	—	—	(10.9)
Stock-based compensation	—	—	18.1	—	—	—	—	—	18.1
Net income (loss)	—	—	—	386.1	—	—	—	(0.3)	385.8
Other comprehensive income activity	—	—	—	—	13.6	—	—	—	13.6
Repurchase of common stock	—	—	—	—	—	1,545	(80.9)	—	(80.9)
Accelerated share repurchase agreement	—	—	(41.0)	—	—	3,279	(164.0)	—	(205.0)
Purchase of non-controlling interest	—	—	—	—	—	—	—	(1.4)	(1.4)
Balance at December 28, 2019	293,339	$2.9	$5,749.8	$(2,302.3)	$(28.7)	29,462	$(1,170.9)	$6.9	$2,257.7
Exercise of stock options	503	—	13.9	—	—	—	—	—	13.9
Vesting of restricted stock units, net of shares withheld for employee taxes	86	—	(1.6)	—	—	—	—	—	(1.6)
Common stock issued under the employee stock purchase plan	214	—	8.8	—	—	—	—	—	8.8
Stock-based compensation	—	—	15.7	—	—	—	—	—	15.7
Net income (loss)	—	—	—	96.3	—	—	—	(1.5)	94.8
Other comprehensive income activity	—	—	—	—	(30.2)	—	—	—	(30.2)
Repurchase of common stock	—	—	—	—	—	5,851	(267.6)	—	(267.6)
Completion of Accelerated share repurchase agreement	—	—	41.0	—	—	628	(41.0)	—	—
Purchase of non-controlling interest	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at March 28, 2020	294,142	$2.9	$5,827.6	$(2,206.0)	$(58.9)	35,941	$(1,479.5)	$5.1	$2,091.2
Exercise of stock options	533	—	14.4	—	—	—	—	—	14.4

Vesting of restricted stock units, net of shares withheld for employee taxes	9	—	(0.2)	—	—	—	—	—	(0.2)
Stock-based compensation	—	—	19.9	—	—	—	—	—	19.9
Net income (loss)	—	—	—	137.9	—	—	—	(1.5)	136.4
Other comprehensive income activity	—	—	—	—	(3.0)	—	—	—	(3.0)
Purchase of non-controlling interest	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at June 27, 2020	294,684	$2.9	$5,861.7	$(2,068.1)	$(61.9)	35,941	$(1,479.5)	$3.5	$2,258.6
Exercise of stock options	185	—	6.2	—	—	—	—	—	6.2
Vesting of restricted stock units, net of shares withheld for employee taxes	40	—	(1.5)	—	—	—	—	—	(1.5)
Common stock issued under the employee stock purchase plan	198	—	8.8	—	—	—	—	—	8.8
Stock-based compensation	—	—	29.6	—	—	—	—	—	29.6
Net income (loss)	—	—	—	494.9	—	—	—	(1.4)	493.5
Other comprehensive income activity	—	—	—	—	12.2	—	—	—	12.2
Repurchase of common stock	—	—	—	—	—	1,668	(100.1)	—	(100.1)
Balance at September 26, 2020	295,107	$2.9	$5,904.8	$(1,573.2)	$(49.7)	37,609	$(1,579.6)	$2.1	$2,707.3
Exercise of stock options	490	—	18.4	—	—	—	—	—	18.4
Vesting of restricted stock units, net of shares withheld for employee taxes	936	0.1	(46.5)	—	—	—	—	—	(46.4)
Stock-based compensation	—	—	18.6	—	—	—	—	—	18.6
Net income (loss)	—	—	—	654.4	—	—	—	(1.0)	653.4
Other comprehensive income activity	—	—	—	—	19.0	—	—	—	19.0
Repurchase of common stock	—	—	—	—	—	1,469	(101.3)	—	(101.3)
Balance at December 26, 2020	296,533	$3.0	$5,895.3	$(918.8)	$(30.7)	39,078	$(1,680.9)	$1.1	$3,269.0
Exercise of stock options	146	—	5.8	—	—	—	—	—	5.8
Vesting of restricted stock units, net of shares withheld for employee taxes	17	—	(0.3)	—	—	—	—	—	(0.3)
Common stock issued under the employee stock purchase plan	191	—	9.2	—	—	—	—	—	9.2
Stock-based compensation	—	—	17.1	—	—	—	—	—	17.1
Net income (loss)	—	—		619.9	—	—	—	(0.5)	619.4
Other comprehensive income activity	—	—	—	—	(5.1)	—	—	—	(5.1)

Repurchase of common stock	—	—	—	—	—	1,604	(120.1)	—	(120.1)
Balance at March 27, 2021	296,887	$3.0	$5,927.1	$(298.9)	$(35.8)	40,682	$(1,801.0)	$0.6	$3,795.0

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	March 27, 2021	March 28, 2020
OPERATING ACTIVITIES
Net income	$1,272.8	$480.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41.5	42.3
Amortization of acquired intangibles	146.5	145.8
Stock-based compensation expense	35.6	33.8
Deferred income taxes	(23.5)	(44.2)
Intangible asset and equipment impairment charges	—	30.2
Debt extinguishment loss	21.6	—
Other adjustments and non-cash items	18.9	14.8
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(171.4)	(0.3)
Inventories	(46.0)	(33.3)
Prepaid income taxes	(46.6)	(27.7)
Prepaid expenses and other assets	(36.7)	(317.6)
Accounts payable	32.8	(47.9)
Accrued expenses and other liabilities	(50.1)	(50.8)
Deferred revenue	6.8	5.8
Net cash provided by operating activities	1,202.2	231.6
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(440.0)	(43.2)
Net proceeds from sale of business	—	142.7
Capital expenditures	(51.7)	(29.6)
Increase in equipment under customer usage agreements	(27.8)	(33.5)
Purchase of insurance contracts	(1.6)	(2.4)
Purchase of intellectual property	(6.5)	—
Other activity	(0.5)	(1.4)
Net cash (used in) provided by investing activities	(528.1)	32.6
FINANCING ACTIVITIES
Repayment of long-term debt	(37.5)	(27.1)
Proceeds from senior notes	950.0	—
Repayment of senior notes	(970.8)	—
Proceeds from revolving credit line	—	750.0
Repayment under revolving credit line	(250.0)	—
Proceeds from accounts receivable securitization agreement	—	16.0
Repayment under accounts receivable securitization agreement	—	(250.0)
Purchase of non-controlling interest	—	(1.7)
Payment of deferred acquisition consideration	—	(24.3)
Payment of debt issuance costs	(13.7)	—
Repurchase of common stock	(221.4)	(553.5)
Proceeds from issuance of common stock pursuant to employee stock plans	33.6	36.6
Payment of minimum tax withholdings on net share settlements of equity awards	(46.7)	(12.5)
Payments under finance lease obligations	(0.9)	(0.8)
Net cash used in financing activities	(557.4)	(67.3)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	1.1
Net increase in cash and cash equivalents	115.4	198.0
Cash and cash equivalents, beginning of period	701.0	601.8
Cash and cash equivalents, end of period	$816.4	$799.8
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
The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and six months ended March 27, 2021 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 25, 2021.
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
In November 2019, the FASB issued ASU No. 2019-08, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). This ASU identifies, evaluates, and improves areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided. The amendments in this Update expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted this ASU in the first quarter of fiscal 2021, which did not have a material effect on the Company's financial statements.
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events affecting the unaudited consolidated financial statements as of and for the three and six months ended March 27, 2021.
There was one unrecognized subsequent event related to the acquisition of Mobidiag Oy ("Mobidiag"). On April 8, 2021, the Company announced that it had entered into an agreement to acquire Mobidiag for a purchase price of approximately $795 million. The closing is subject to certain regulatory approvals and other customary closing conditions. Mobidiag, located in Finland and France, manufactures molecular diagnostic solutions for gastrointestinal infections, antimicrobial resistance management and other infections. The Company expects this acquisition to close in the fourth quarter of fiscal 2021.

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

	Three Months Ended March 27, 2021			Three Months Ended March 28, 2020
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$76.8	$40.4	$117.2	$73.2	$40.2	$113.4
Molecular Diagnostics	616.4	318.9	935.3	149.8	40.8	190.6
Blood Screening	12.0	—	12.0	15.2	—	15.2
Total	$705.2	$359.3	$1,064.5	$238.2	$81.0	$319.2

Breast Health:
Breast Imaging	$198.1	$71.8	$269.9	$186.0	$64.2	$250.2
Interventional Breast Solutions	54.9	11.5	66.4	48.4	9.2	57.6
Total	$253.0	$83.3	$336.3	$234.4	$73.4	$307.8

GYN Surgical	$91.7	$22.5	$114.2	$86.7	$18.7	$105.4

Skeletal Health	$14.1	$8.5	$22.6	$15.6	$8.1	$23.7
	$1,064.0	$473.6	$1,537.6	$574.9	$181.2	$756.1

	Six Months Ended March 27, 2021			Six Months Ended March 28, 2020
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$156.9	$85.1	$242.0	$150.7	$83.7	$234.4
Molecular Diagnostics	1,291.6	639.0	1,930.6	291.9	77.2	369.1
Blood Screening	20.1	—	20.1	27.2	—	27.2
Total	$1,468.6	$724.1	$2,192.7	$469.8	$160.9	$630.7

Breast Health:
Breast Imaging	$401.1	$136.5	$537.6	$395.4	$129.6	$525.0
Interventional Breast Solutions	110.1	21.4	131.5	95.5	18.4	113.9
Total	$511.2	$157.9	$669.1	$490.9	$148.0	$638.9

GYN Surgical	$192.8	$45.4	$238.2	$185.5	$39.0	$224.5

Medical Aesthetics	$—	$—	$—	$30.9	$34.4	$65.3

Skeletal Health	$29.1	$18.3	$47.4	$30.5	$16.7	$47.2
	$2,201.7	$945.7	$3,147.4	$1,207.6	$399.0	$1,606.6

	Three Months Ended		Six Months Ended
Geographic Regions (in millions)	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
United States	$1,064.0	$574.9	$2,201.7	$1,207.6
Europe	336.8	111.8	675.0	221.2
Asia-Pacific	90.1	41.7	178.5	111.8
Rest of World	46.7	27.7	92.2	66.0
	$1,537.6	$756.1	$3,147.4	$1,606.6

The following table provides revenue recognized by source:

	Three Months Ended		Six Months Ended
Revenue by type (in millions)	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Disposables	$1,178.1	$457.0	$2,441.5	$923.4
Capital equipment, components and software	200.7	166.6	392.7	399.5
Service	141.8	127.2	278.9	272.2
Other	17.0	5.3	34.3	11.5
	$1,537.6	$756.1	$3,147.4	$1,606.6

The Company considers revenue to be earned when all of the following criteria are met: the Company has a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount the Company expects to receive, including an estimate of uncertain amounts subject to a constraint to ensure revenue is not recognized in an amount that would result in a significant reversal upon resolution of the uncertainty, is determinable; and the Company has transferred control of the promised items to the customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the contract. The transaction price for the contract is measured as the amount of consideration the Company expects to receive in exchange for the goods and services expected to be transferred. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control of the distinct good or service is transferred. Transfer of control for the Company's products is generally at shipment or delivery, depending on contractual terms, but occurs when title and risk of loss transfers to the customer which represents the point in time when the customer obtains the use of and substantially all of the benefits of the product. As such, the Company's performance obligation related to product sales is satisfied at a point in time. Revenue from support and maintenance contracts, extended warranty and professional services for installation, training and repairs is recognized over time based on the period contracted or as the services are performed as these methods represent a faithful depiction of the transfer of goods and services.

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

Variable Consideration

The Company exercises judgment in estimating variable consideration, which includes volume discounts, sales rebates, product returns and other adjustments. These amounts are recorded as a reduction to revenue and classified as a current liability. The Company bases its estimates for volume discounts and sales rebates on historical information to the extent it is reasonable to be used as a predictive tool of expected future rebates. To the extent the transaction price includes variable consideration, the Company applies judgment in constraining the estimated variable consideration due to factors that could cause reversal of revenue. The Company evaluates constraints based on its historical and projected experience with similar customer contracts.

The Company's contracts typically do not provide the right to return product. In general, estimates of variable consideration and constraints are not material to the Company's financial statements.

Remaining Performance Obligations

As of March 27, 2021, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $749.8 million. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations in the Company's Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 22% of this amount as revenue in 2021, 33% in 2022, 23% in 2023, 14% in 2024, and 8% thereafter. The Company has applied the practical expedient to not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

Contract Assets and Liabilities

The Company discloses accounts receivable separately in the Consolidated Balance Sheets at their net realizable value. Contract assets primarily relate to the Company's conditional right to consideration for work completed but not billed at the reporting date. Contract assets at the beginning and end of the reporting period, as well as the changes in the balance, were immaterial.

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company's Breast Health and Skeletal Health reportable segments and, until December 30, 2019, the divested Medical Aesthetics segment. Contract liabilities are classified as other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. The Company recognized revenue of $30.1 million and $80.8 million for the three and six months ended March 27, 2021, respectively, that was included in the contract liability balance at September 26, 2020. The Company recognized $26.2 million and $77.5 million for the three and six months ended March 28, 2020, respectively, that was included in the contract liability balance at September 28, 2019.

(3) Leases
Lessor Activity - Leases where Hologic is the Lessor

Certain assets, primarily diagnostics instruments, are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as performance obligations for disposables, reagents and other consumables. These contractual arrangements are subject to termination provisions which are evaluated in determining the lease term for lease accounting purposes. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where instruments are provided under operating lease arrangements, some portion or the entire lease revenue may be variable and subject to subsequent non-lease component (e.g., reagent) sales. Sales-type leases are immaterial. The allocation of revenue between the lease and non-lease components is based on stand-alone selling prices. Lease revenue represented less than 5% of the Company's consolidated revenue for all periods presented.

(4) Fair Value Measurements
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company has investments in derivative instruments comprised of an interest rate swap, forward foreign currency contracts and foreign currency option contracts, which are valued using analyses obtained from independent third party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of these derivative contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 9 for further discussion and information on derivative instruments.
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at March 27, 2021:

		Fair Value at Reporting Date Using
	Balance as of March 27, 2021	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency option contracts	$1.1	$—	$1.1	$—
Total	$1.1	$—	$—	$—
Liabilities:
Contingent consideration	$71.7	$—	$—	$71.7
Interest rate swap	24.9	—	24.9	—
Forward foreign currency contracts	3.0	—	3.0	—
Total	$99.6	$—	$27.9	$71.7
Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, during the three and six month periods ended March 27, 2021 and March 28, 2020 were as follows:

	Three Month Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Balance at beginning of period	$86.4	$10.0	$81.8	$9.1
Contingent consideration recorded at acquisition	—	0.9	—	0.9
Fair value adjustments	(14.7)	(0.5)	(10.1)	0.4
Payments/Accruals	—	(9.6)	—	(9.6)
Balance at end of period	$71.7	$0.8	$71.7	$0.8

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill. There were no such remeasurements to equity investments in the three and six months ended March 27, 2021 and March 28, 2020. During the first quarter of fiscal 2020, the Company's Medical Aesthetics division met the criteria to be classified as assets-held-for sale, and the Company recorded a $30.2 million loss to record the asset group at its fair value less costs to sell. This is a level 1 measurement. See Note 7 for additional information.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, equity investments, an interest rate swap, forward foreign currency contracts, foreign currency option contracts, insurance contracts, accounts payable and debt obligations. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company’s interest rate swap, forward foreign currency contracts and foreign currency option contracts are recorded at fair value. The carrying amount of the insurance contracts are recorded at the cash surrender value, as required by GAAP, which approximates fair value. The Company believes the carrying amounts of its cost-method equity investments approximate fair value.

Amounts outstanding under the Company’s 2018 Credit Agreement (as defined below) of $1.4 billion aggregate principal as of March 27, 2021 are subject to variable interest rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2028 Senior Notes and 2029 Senior Notes had fair values of $421.7 million and $932.2 million, respectively, as of March 27, 2021 based on their trading prices, representing Level 1 measurements. Refer to Note 8 for the carrying amounts of the various components of the Company’s debt.

(5) Business Combinations

Fiscal 2021 Acquisitions

Biotheranostics

On February 22, 2021, the Company completed the acquisition of Biotheranostics, Inc. ("Biotheranostics"), for a purchase price of $232.5 million. Biotheranostics, located in San Diego, California, manufactures molecular diagnostic tests for breast and metastatic cancers and performs the lab testing procedures at its facility. Biotheranostics' results of operations are reported in the Company's Diagnostics reportable segment from the date of acquisition and its revenues are reported within Service and other revenue in the Company's consolidated statement of income and within service revenue in our disclosure of disaggregated revenue in Note 2.

The total purchase price was allocated to Biotheranostics' preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values as of February 22, 2021, as set forth below.

Cash	$9.6
Accounts receivable	2.9
Other assets	6.5
Accounts payable and accrued expenses	(8.2)
Other liabilities	(8.1)
Identifiable intangible assets:
Developed technology	160.3
Trade names	2.1
Deferred income taxes, net	(18.4)
Goodwill	85.8
Purchase Price	$232.5

In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Biotheranotics' business. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities, the estimation of the fair value of the identifiable intangible assets, and income taxes.

As part of the preliminary purchase price allocation, the Company determined the identifiable intangible assets are developed technology and trade names. The preliminary fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 18.0% rate. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The weighted average life of developed technology and trade names is 10 years. The preliminary calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the preliminary amount of goodwill were primarily based on anticipated synergistic benefits of adding Biotheranostics' CLIA (Clinical Laboratory Improvement Amendments) lab to the Company's portfolio of offerings and of utilizing Diagnostic's marketing and regulatory expertise to drive adoption and revenue growth. None of the goodwill is expected to be deductible for income tax purposes.

Diagenode

On March 1, 2021, the Company completed the acquisition of Diagenode SA ("Diagenode") for a purchase price of $153.4 million. Diagenode, located in Belgium, is a developer and manufacturer of molecular diagnostic assays based on PCR (polymerase chain reaction) technology to detect infectious diseases of bacterial, viral or parasite origin. Diagenode's results of operations are reported in the Company's Diagnostics reportable segment from the date of acquisition.

The total purchase price was allocated to Diagenode's preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values as of March 1, 2021, as set forth below.

Cash	$5.6
Accounts receivable	9.1
Inventory	9.2
Other assets	13.8
Accounts payable and accrued expenses	(9.2)
Other liabilities	(12.9)
Identifiable intangible assets:
Developed technology	69.8
Customer relationships	9.2
Deferred income taxes, net	(19.3)
Goodwill	78.1
Purchase Price	$153.4

In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Diagenode's business. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities, the estimation of the fair value of the identifiable intangible assets, and income taxes.

As part of the preliminary purchase price allocation, the Company determined the identifiable intangible assets are developed technology and customer relationships. The preliminary fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 14.5% rate for developed technology and a 13.5% rate for customer relationships. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The weighted average life of developed technology and customer relationships is 10 years. The preliminary calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the preliminary amount of goodwill were based on anticipated synergistic benefits of Diagenode's products broadening the Diagnostics portfolio of molecular diagnostics products primarily in the transplant and acute care gastrointestinal and respiratory space as customers seek a broader menu of tests, utilizing Diagnostic's sales force to drive menu expansion and revenue growth and gaining additional PCR assay development expertise. None of the goodwill is expected to be deductible for income tax purposes.

Somatex Medical Technologies

On December 30, 2021, the Company completed the acquisition of Somatex Medical Technologies GmbH ("Somatex") for a purchase price of $62.8 million. Somatex, located in Germany, is a manufacturer of biopsy site markers, including the Tumark product line of tissue markers, which were distributed by the Company in the U.S. prior to the acquisition. The allocation of the purchase price is based on the Company's preliminary valuation, and it allocated $38.0 million to the preliminary value of developed technology, $1.2 million to customer relationships, $0.9 million to trade names and $32.0 million to goodwill. The remaining $9.3 million of the purchase price was allocated to the net acquired tangible assets and liabilities. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities. Somatex' results of operations are reported in the Company's Breast Health reportable segment from the date of acquisition.

NXC Imaging

On September 28, 2020, the Company completed the acquisition of assets from NXC Imaging, for a purchase price of

$5.6 million. NXC Imaging was a long-standing distributor of the Company's Breast and Skeletal products in the U.S. Based on the Company's preliminary valuation, the majority of the purchase price was allocated to a customer relationships intangible asset with a useful life of 5 years. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities.

Fiscal 2020 Acquisitions

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

The contingent payments are based on a multiple of annual incremental revenue growth over a three-year period ending annually in December. There is no maximum earnout. Pursuant to ASC 805, Business Combinations, the Company recorded its estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, comparable companies revenue growth rates, implied volatility and applying a risk adjusted discount rate. Each quarter the Company will be required to remeasure the fair value of the liability as assumptions change and such adjustments will be recorded in operating expenses. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820, Fair Value Measurements. This fair value measurement is directly impacted by the Company's estimate of future incremental revenue growth of the business. Accordingly, if actual revenue growth is higher or lower than the estimates within the fair value measurement, the Company would record additional charges or benefits, respectively. For the three and six month periods ended March 27, 2021, the Company remeasured the contingent consideration liability and decreased the contingent consideration liability by $14.7 million and $10.1 million, respectively, to record the liability at fair value as of March 27, 2021. The reduction in fair value was primarily due to a decrease in forecasted revenues over the measurement period.

The total purchase price was allocated to Acessa's preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values as of August 23, 2020, as set forth below.

Cash	$1.2
Inventory	4.0
Other assets	4.4
Accounts payable and accrued expenses	(4.7)
Identifiable intangible assets:
Developed technology	127.0
Trade names	1.2
Deferred income taxes, net	(20.2)
Goodwill	48.4
Purchase Price	$161.3

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

As part of the preliminary purchase price allocation, the Company determined the identifiable intangible assets are developed technology and trade names. The preliminary fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 18.0% rate. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The weighted average life of developed technology and trade names is 10 years. The preliminary calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the preliminary amount of goodwill were based on anticipated synergistic benefits of Acessa's products being complementary to the GYN Surgical portfolio of products and utilizing the GYN Surgical's sales force to drive adoption and revenue growth. None of the goodwill is expected to be deductible for income tax purposes.

Health Beacons

On February 3, 2020, the Company completed the acquisition of Health Beacons, Inc. ("Health Beacons"), for a purchase price of $19.7 million, which included hold-backs of $2.3 million that are payable up to eighteen months from the date of acquisition. Health Beacons manufactures the LOCalizer product. Based on the Company's valuation, it allocated $10.7 million to developed technology and $6.2 million to goodwill. The remaining $2.8 million of the purchase price was allocated to acquired tangible assets and liabilities. Health Beacons' results of operations are reported in the Company's Breast Health reportable segment from the date of acquisition.

Alpha Imaging

On December 30, 2019, the Company completed the acquisition of assets from Alpha Imaging, LLC ("Alpha Imaging"), for a purchase price of $18.0 million, which included a hold-back of $1.0 million and contingent consideration which the Company has estimated at $0.9 million. The contingent consideration was payable upon shipment of backlog orders entered into by Alpha Imaging prior to the acquisition. Alpha Imaging was a long-standing distributor of the Company's Breast and Skeletal products in the U.S. The majority of the purchase price was allocated to a customer relationships intangible asset with a useful life of 5 years.

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

On November 21, 2019, the Company acquired an additional 7.6 million shares of SSI for $12.6 million. As a result, the Company's ownership interest increased to approximately 78% of the outstanding common shares of SSI at November 21, 2019, and it now controlled SSI's voting interest and operations. The Company performed purchase accounting as of November 21, 2019 and beginning on that date the financial results of SSI are included within the Company's consolidated financial statements, specifically the Breast Health reportable segment. The Company remeasured the initial investment of 46% of the outstanding shares of SSI to its fair value at the acquisition date, resulting in a gain of $3.2 million recorded to other income (expense), net in the first quarter of fiscal 2020. The total accounting purchase price was $69.3 million, which consisted of $17.9 million for the equity method investment in SSI, $12.6 million for shares acquired on November 21, 2019, $30.2 million for loans the Company provided to SSI prior to the acquisition to pay-off pre-existing loans and fund operations that are considered forgiven, and $8.6 million representing the fair value of the noncontrolling interest as of November 21, 2019. The Company purchased an additional 1.1 million outstanding shares in fiscal 2020 for $1.8 million, and as of March 27, 2021, the Company owned approximately 80% of the outstanding shares of SSI.

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

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of SSI's business. As part of the purchase price allocation, the Company determined the identifiable intangible assets were developed technology, customer relationships, and trade names. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 12.0% rate. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The weighted average life for the developed technology is 9 years, customer relationships is 9 years and trade names is 8.6 years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the amount of goodwill were based on anticipated synergistic benefits of SSI's products being complementary to Breast Health's 3D mammography systems and using the Company's existing U.S. sales force as SSI's presence in the U.S. is limited. None of the goodwill is expected to be deductible for income tax purposes.

(6) Disposition - Sale of Medical Aesthetics

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

In the first quarter of fiscal 2020, this business incurred a loss from operations of $46.5 million, which excludes corporate allocations. The operating expenses include only those that were incurred directly by and were retained by the disposed business. The Company will continue to incur expenses related to this business under the indemnification provisions primarily related to legal and tax matters that existed as of the date of disposition. These expenses were not significant in the first and second quarters of fiscal 2021.

(7) Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	March 27, 2021	September 26, 2020
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$74.9	$74.9
Revolver	—	250.0
Total current debt obligations	$74.9	$324.9
Long-term debt obligations, net of debt discount and issuance costs:
Term Loan	1,343.6	1,379.9
2025 Senior Notes	—	939.4
2028 Senior Notes	395.0	394.6
2029 Senior Notes	933.5	—
Total long-term debt obligations	$2,672.1	$2,713.9
Total debt obligations	$2,747.0	$3,038.8
2018 Amended and Restated Credit Agreement
On December 17, 2018, the Company and certain of its subsidiaries refinanced its term loan and revolving credit facility by entering into an Amended and Restated Credit and Guaranty Agreement as of December 17, 2018 (the "2018 Credit Agreement") with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders. The 2018 Credit Agreement amended and restated the Company's prior credit and guaranty agreement dated as of October 3, 2017 (the "2017 Credit Agreement"). As of March 27, 2021, the principal amount outstanding of the term loan under the 2018 Credit Agreement (the "Term Loan") was $1.4 billion. The Term Loan bears interest at an annual rate equal to the Eurocurrency Rate (i.e., the LIBOR rate) plus an Applicable Rate, which was 1.00% as of March 27, 2021.

The Company also has a $1.5 billion revolving credit facility (the "Revolver") under the 2018 Credit Agreement. The borrowings of the Revolver bear interest at a rate equal to the LIBOR Daily Floating Rate plus an Applicable Rate, which was 1.00% as of March 27, 2021. In response to the market uncertainties created by the COVID-19 pandemic in March 2020, the Company borrowed $750.0 million under the Revolver, $250.0 million of which was used to pay off amounts outstanding under the asset securitization agreement, in order to have sufficient cash on hand. During the first quarter of fiscal 2021, the Company paid off the remaining outstanding balance of $250.0 million. As of March 27, 2021, the full amount of the Revolver ($1.5 billion) was available to borrow by the Company.

Interest expense, weighted average interest rates, and the interest rate at the end of period under the Credit Agreements were as follows:

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Interest expense	$5.3	$13.0	$11.8	$26.6
Weighted average interest rate	1.12%	2.75%	1.17%	2.93%
Interest rate at end of period	1.11%	2.33%	1.11%	2.33%

The 2018 Credit Agreement contains two financial covenants; a total leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter. These terms, and calculations thereof, are defined in further detail in the 2018 Credit Agreement. As of March 27, 2021, the Company was in compliance with these covenants.

Senior Notes

On September 28, 2020, the Company completed a private placement of $950 million aggregate principal amount of its 3.250% Senior Notes due 2029 (the "2029 Senior Notes") at an offering price of 100% of the aggregate principal amount of the 2029 Senior Notes. The Company used the net proceeds of the 2029 Senior Notes offering and cash on hand to redeem in full its 4.375% Senior Notes due 2025 (the "2025 Senior Notes") in the aggregate principal amount of $950.0 million on October 15, 2020 at an aggregate redemption price of $970.8 million, including a premium payment $20.8 million.

2025 Senior Notes

Immediately prior to redemption in full of the 2025 Senior Notes on October 15, 2020, the total aggregate principal balance of 2025 Senior Notes was $950.0 million. As the Company planned to use the proceeds from the 2029 Senior Notes offering to redeem the 2025 Senior Notes, the Company evaluated the accounting for this transaction under ASC 470, Debt, to determine modification versus extinguishment accounting on a creditor-by-creditor basis. Certain 2025 Senior Note holders either did not participate in this refinancing transaction or reduced their holdings, and these transactions were accounted for as extinguishments. As a result, the Company recorded a debt extinguishment loss in the first quarter of fiscal 2021 of $21.6 million. For the remaining 2025 Senior Notes holders who participated in the refinancing, these transactions were accounted for as modifications because on a creditor-by-creditor basis the present value of the cash flows between the debt instruments before and after the transaction was less than 10%. The Company recorded a portion of the transaction expenses of $5.8 million to interest expense pursuant to ASC 470, subtopic 50-40. The remaining debt issuance costs of $7.9 million and debt discount of $6.4 million related to the modified debt will be amortized over the new term of the 2029 Senior Notes using the effective interest method.

2028 Senior Notes

As of March 27, 2021, the Company had 4.625% Senior Notes due 2028 (the "2028 Senior Notes") outstanding in the aggregate principal balance of $400 million. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries and mature on February 1, 2028.
2029 Senior Notes

As of March 27, 2021, the Company had 2029 Senior Notes outstanding in the aggregate principal balance of $950 million. The 2029 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries. The 2029 Senior Notes mature on February 15, 2029 and bear interest at the rate of 3.250% per year, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2021.

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

Interest expense for the 2029 Senior Notes, 2028 Senior Notes and 2025 Senior Notes was as follows:

		Three Months Ended		Six Months Ended
		March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
	Interest Rate	Interest Expense	Interest Expense	Interest Expense	Interest Expense
2025 Senior Notes	4.375%	$—	$10.9	$2.3	$21.8
2028 Senior Notes	4.625%	4.8	4.8	9.6	9.6
2029 Senior Notes	3.250%	8.3	—	16.3	—
Total		$13.1	$15.7	$28.2	$31.4

(8) Trade Receivables and Allowance for Credit Losses

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
The following is a rollforward of the allowance for credit losses as of March 27, 2021 compared to March 28, 2020:

	Balance at Beginning of Period	Credit Loss	Reclassified as Assets held for sale	Write- offs and Payments	Balance at End of Period
Six Months Ended
March 27, 2021	$31.6	$12.5	$—	$(2.4)	$41.7
March 28, 2020	$17.8	$5.5	$(5.9)	$(1.4)	$16.0

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
Interest Rate Swap - Cash Flow Hedge
In fiscal 2019, in order to hedge a portion of its variable rate debt beyond the contracted period under interest cap agreements, the Company entered into an interest rate swap contract with an effective date of December 23, 2020 and a termination date of December 17, 2023. The notional amount of this swap is $1.0 billion. The interest rate swap effectively fixes the LIBOR component of the variable interest rate on $1.0 billion of the notional amount under the 2018 Credit Agreement at 1.23%. The critical terms of the interest rate swap are designed to mirror the terms of the Company’s LIBOR-based borrowings under its credit agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the LIBOR-based interest payments on $1.0 billion of principal. Therefore, changes in the fair value of the swap are recorded in AOCI. The fair value of this derivative was in a liability position of $24.9 million as of March 27, 2021.
Forward Foreign Currency Contracts and Foreign Currency Option Contracts
The Company enters into forward foreign currency exchange contracts and foreign currency option contracts to mitigate a portion of its cash balances and certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's cash and operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar, the Chinese Yuan and the Japanese Yen. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. The Company did not elect hedge accounting for these contracts; however, the Company may seek to apply hedge accounting in future scenarios. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net.
Realized and unrealized gains and losses from these contracts, which were the only derivative contracts not designated for hedge accounting, for the three and six months ended March 27, 2021 and March 28, 2020, respectively, were as follows:

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Amount of realized gain (loss) recognized in income
Forward foreign currency contracts	$3.4	$0.1	$0.5	$0.1
Foreign currency option contracts	(1.8)	(0.5)	(3.0)	(0.7)
	$1.6	$(0.4)	$(2.5)	$(0.6)
Amount of unrealized gain (loss) recognized in income
Forward foreign currency contracts	$3.1	$2.6	$(3.5)	$1.1
Foreign currency option contracts	2.1	1.1	(5.9)	(0.4)
	$5.2	$3.7	$(9.4)	$0.7
Amount of gain (loss) recognized in income
Total	$6.8	$3.3	$(11.9)	$0.1
As of March 27, 2021, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar of certain of our cash balances denominated in the Euro and UK pound, as well as forecasted transactions denominated in the Euro, UK pound, Australian Dollar, Canadian Dollar, Chinese Yuan and Japanese Yen with an aggregate notional amount of $415.8 million. As of March 27, 2021, the Company had outstanding foreign currency option contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar of forecasted transactions denominated in the Euro and UK Pound with a notional amount of $133.5 million.

Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of March 27, 2021:

	Balance Sheet Location	March 27, 2021	September 26, 2020
Assets:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$—	$1.1
Foreign currency option contracts	Prepaid expenses and other current assets	1.1	10.1
		$1.1	$11.2

Liabilities:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contract	Accrued expenses	$11.0	$8.2
Interest rate swap contract	Other long-term liabilities	13.9	23.0
Total		$24.9	$31.2
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$3.0	$—
The following table presents the unrealized gain (loss) recognized in AOCI related to the interest rate caps and interest rate swap for the following reporting periods:

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Amount of gain (loss) recognized in other comprehensive income, net of taxes:
Interest rate swap	$4.3	$(25.2)	$5.2	$(20.8)
Interest rate cap agreements	—	(0.1)	(0.2)	(0.4)
Total	$4.3	$(25.3)	$5.0	$(21.2)

(10) Commitments and Contingencies
Litigation and Related Matters

On November 6, 2015, the Company filed a suit against Minerva Surgical, Inc. (“Minerva”) in the United States District Court for the District of Delaware, alleging that Minerva’s endometrial ablation device infringes U.S. Patent 6,872,183 (the '183 patent), U.S. Patent 8,998,898 and U.S. Patent 9,095,348 (the '348 patent). On January 25, 2016, the Company amended the complaint to include claims against Minerva for unfair competition, deceptive trade practices and tortious interference with business relationships. On February 5, 2016, the Company filed a second amended complaint to additionally allege that Minerva’s endometrial ablation device infringes U.S. Patent 9,247,989 (the '989 patent). On March 4, 2016, Minerva filed an answer and counterclaims against the Company, seeking declaratory judgment on the Company’s claims and asserting claims against the Company for unfair competition, deceptive trade practices, interference with contractual relationships, breach of contract and trade libel. On June 2, 2016, the Court denied the Company’s motion for a preliminary injunction on its patent claims and denied Minerva’s request for preliminary injunction related to the Company’s alleged false and deceptive statements regarding the Minerva product. On June 28, 2018, the Court granted the Company's summary judgment motions on infringement and no invalidity with respect to the ‘183 and ‘348 patents. The Court also granted the Company’s motion for summary judgment on assignor estoppel, which bars Minerva’s invalidity defenses or any reliance on collateral findings regarding invalidity from inter partes review proceedings. The Court also denied all of Minerva’s defenses, including its motions for summary judgment on invalidity, non-infringement, no willfulness, and no unfair competition. On July 27, 2018, after a two-week trial, a jury returned a verdict that: (1) awarded the Company $4.8 million in damages for Minerva’s infringement; (2) found that Minerva’s infringement was not willful; and (3) found for the Company regarding Minerva’s counterclaims. Damages continued to accrue as Minerva continues its infringing conduct. On May 2, 2019, the Court issued rulings that denied the parties' post-trial motions, including the Company's motion for a permanent injunction seeking to prohibit Minerva from selling infringing devices. Both parties appealed the Court's rulings regarding the post-trial motions. On March 4, 2016, Minerva filed two petitions at the USPTO for inter partes review of the '348 patent. On September 12, 2016, the PTAB declined both petitions to review patentability of the '348 patent. On April 11, 2016, Minerva filed a petition for inter partes review of the '183 patent. On October 6, 2016, the PTAB granted the petition and instituted a review of the '183 patent. On December 15, 2017, the PTAB issued a final written decision invalidating all claims of the ‘183 patent. On February 9, 2018 the Company appealed this decision to the United States Court of Appeals for the Federal Circuit ("Court of Appeals"). On April 19, 2019, the Court of Appeals affirmed the PTAB's final written decision regarding the '183 patent. On July 16, 2019, the Court of Appeals denied the Company’s petition for rehearing in the appeal regarding the '183 patent. On April 22, 2020, the Court of Appeals affirmed the district court’s summary judgment ruling in favor of the Company of no invalidity and infringement, and summary judgment that assignor estoppel bars Minerva from challenging the validity of the ‘348 patent. The Court of Appeals also denied the Company’s motion for a permanent injunction and ongoing royalties for infringement of the ‘183 patent. The Court of Appeals denied Minerva’s arguments for no damages or, alternatively, a new trial. On May 22, 2020 both parties petitioned for en banc review of the Court of Appeals decision. On July 22, 2020, the Court of Appeals denied both parties' petitions for en banc review. On August 28, 2020, the district court entered final judgment against Minerva but stayed execution pending resolution of Minerva’s petition for Supreme Court review. On September 30, 2020, Minerva filed a petition requesting Supreme Court review on the issue of assignor estoppel. On November 5, 2020, Hologic filed a cross-petition requesting Supreme Court review on the issue of assignor estoppel. On January 8, 2021, the Supreme Court granted Minerva’s petition to address the issue of assignor estoppel and denied Hologic's petition. Oral argument before the Supreme Court was held on April 21, 2021.

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

As described in Note 7, the Company has agreed to indemnify CD&R for certain legal matters related to the Medical Aesthetics business that existed at the date of disposition. The Company currently has $10.0 million accrued for such matters as of March 27, 2021. While the Company believes the estimated amounts accrued are reasonable, certain matters are still ongoing and additional accruals could be recorded in the future.

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

(11) Net Income Per Share
A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Basic weighted average common shares outstanding	258,473	263,238	258,539	265,566
Weighted average common stock equivalents from assumed exercise of stock options and issuance of stock units	2,276	1,268	2,728	1,548
Diluted weighted average common shares outstanding	260,749	264,506	261,267	267,114
Weighted-average anti-dilutive shares related to:
Outstanding stock options	552	1,677	446	1,483
Stock Units	2	10	1	6

(12) Stock-Based Compensation
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Cost of revenues	$2.3	$1.7	$4.5	$3.8
Research and development	2.3	2.3	4.8	4.6
Selling and marketing	2.7	2.8	5.4	5.6
General and administrative	9.7	6.5	20.9	17.4
Restructuring	—	2.4	—	2.4
	$17.0	$15.7	$35.6	$33.8
The Company granted options to purchase 0.6 million and 0.9 million shares of the Company's common stock during the six months ended March 27, 2021 and March 28, 2020, respectively, with weighted-average exercise prices of $68.64 and $45.82, respectively. There were 4.5 million options outstanding at March 27, 2021 with a weighted-average exercise price of $44.53.
The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Risk-free interest rate	0.4%	1.7%	0.4%	1.7%
Expected volatility	35.0%	33.6%	35.0%	33.6%
Expected life (in years)	4.8	4.8	4.8	4.8
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$21.17	$14.45	$20.08	$13.87
The Company granted 0.5 million and 0.8 million restricted stock units (RSUs) during the six months ended March 27, 2021 and March 28, 2020, respectively, with weighted-average grant date fair values of $68.51 and $45.76 per unit, respectively. In addition, the Company granted 0.1 million and 0.1 million performance stock units (PSUs) during the six months ended March 27, 2021 and March 28, 2020, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $68.51 and $45.76 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company also granted 0.1 million and 0.1 million of PSUs based on a one-year free cash flow measure (FCF) to its senior management team, which had a grant date fair value of

$68.51 and $45.76 per unit during the six months ended March 27, 2021 and March 28, 2020, respectively. Each recipient of FCF PSUs is eligible to receive between zero and 200% of the target number of shares of the Company's common stock at the end of the one-year measurement period, but the FCF PSUs vest at the end of the three year service period. The PSUs and FCF PSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million and 0.1 million market-based awards (MSUs) to its senior management team during the three months ended March 27, 2021 and March 28, 2020, respectively. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $82.31 and $43.90 per share using the Monte Carlo simulation model. These awards cliff-vest three years from the date of grant, and the Company recognizes compensation expense for the MSUs ratably over the service period. At March 27, 2021, there was 3.1 million in aggregate RSUs, PSUs, FCF PSUs and MSUs outstanding.
At March 27, 2021, there was $23.0 million and $71.7 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, PSUs, FCF PSUs and MSUs), respectively, to be recognized over a weighted-average period of 2.5 and 2.1 years, respectively.

(13) Other Balance Sheet Information

	March 27, 2021	September 26, 2020
Inventories
Raw materials	$154.2	$152.3
Work-in-process	56.4	46.5
Finished goods	245.6	196.3
	$456.2	$395.1

Property, plant and equipment
Equipment	$491.5	$460.7
Equipment under customer usage agreements	471.6	456.8
Building and improvements	178.7	167.3
Leasehold improvements	47.0	44.3
Land	41.4	40.7
Furniture and fixtures	16.8	16.1
Right of use assets	8.4	—
	$1,255.4	$1,185.9
Less – accumulated depreciation and amortization	(721.8)	(694.4)
	$533.6	$491.5
In September 2020 and October 2020, the Company received grants of $7.6 million and $119.3 million, respectively, from the Department of Defense Joint Acquisition Task Force ("DOD") to expand production capacity for the Company's two SARS-CoV-2 assays. These grants are specifically to fund the capital equipment and labor investments needed to increase manufacturing capacity to enable the Company to provide a certain amount of COVID-19 tests per month for the U.S. market. The Company is accounting for the funds received under these grants as a reimbursement of the purchased capital equipment. The DOD retains title to assets purchased under the agreement, and title is transferred to the Company upon meeting certain milestones of the manufacturing efforts. In the current three and six month periods, the Company received $11.1 million from the DOD under these grants which has been recorded as a reduction of the cost basis of the purchased equipment.

(14) Business Segments and Geographic Information
During fiscal 2021, the Company had four reportable segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. During fiscal 2020, the Company had five reportable segments that included Medical Aesthetics. The Company completed the sale of its Medical Aesthetics business on December 30, 2019. The Company measures and evaluates its reportable segments based on segment revenues and operating income adjusted to exclude the effect of non-cash charges, such as intangible asset amortization expense, intangible asset and goodwill impairment charges, transaction and integration expenses for acquisitions, restructuring, consolidation and divestiture charges, litigation charges, and other one-time or unusual items.
Identifiable assets for the reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three and six months ended March 27, 2021 and March 28, 2020. Segment information is as follows:

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Total revenues:
Diagnostics	$1,064.5	$319.2	$2,192.7	$630.7
Breast Health	336.3	307.8	669.1	638.9
GYN Surgical	114.2	105.4	238.2	224.5
Skeletal Health	22.6	23.7	47.4	47.2
Medical Aesthetics	—	—	—	65.3
	$1,537.6	$756.1	$3,147.4	$1,606.6
Income from operations:
Diagnostics	$700.6	$57.3	$1,485.0	$106.8
Breast Health	67.8	75.9	154.1	169.8
GYN Surgical	28.6	23.9	42.3	55.4
Skeletal Health	(0.2)	1.7	0.8	2.6
Medical Aesthetics	—	(2.4)	—	(53.4)
	$796.8	$156.4	$1,682.2	$281.2
Depreciation and amortization:
Diagnostics	$59.1	$59.3	$115.4	$118.4
Breast Health	12.9	13.1	26.0	23.1
GYN Surgical	23.0	21.1	46.3	42.1
Skeletal Health	0.2	0.2	0.3	0.4
Medical Aesthetics	—	—	—	4.1
	$95.2	$93.7	$188.0	$188.1
Capital expenditures:
Diagnostics	$39.3	$17.1	$77.6	$35.3
Breast Health	2.7	8.1	5.6	14.5
GYN Surgical	3.2	5.3	6.5	10.6
Skeletal Health	—	0.1	—	0.2
Medical Aesthetics	—	—	—	1.4
Corporate	0.6	1.1	0.9	1.1
	$45.8	$31.7	$90.6	$63.1

	March 27, 2021	September 26, 2020
Identifiable assets:
Diagnostics	$2,584.1	$2,161.4
Breast Health	1,266.8	1,200.9
GYN Surgical	1,402.3	1,438.7
Skeletal Health	30.4	38.9
Corporate	2,760.4	2,355.9
	$8,044.0	$7,195.8
The Company had no customers that represented greater than 10% of consolidated revenues during the three and six months ended March 27, 2021 and March 28, 2020.
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
Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
United States	69.2%	76.0%	70.0%	75.1%
Europe	21.9%	14.8%	21.4%	13.8%
Asia-Pacific	5.9%	5.5%	5.7%	7.0%
Rest of World	3.0%	3.7%	2.9%	4.1%
	100.0%	100.0%	100.0%	100.0%

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

The Company’s effective tax rate for the three and six months ended March 27, 2021 was a provision of 20.6% and 21.1%. respectively, compared to a provision of 20.3% and a net benefit of 122.1%, respectively, for the corresponding periods in the prior year.

The effective tax rate for the three months ended March 27, 2021 was lower than the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, partially offset by state income taxes. The effective tax rate for the six months ended March 27, 2021 was higher than the U.S. statutory tax rate primarily due to state income taxes, partially offset by the impact of the U.S. deduction for foreign derived intangible income and the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate.

The effective tax rate for the three months ended March 28, 2020 differed from the U.S. statutory tax rate primarily due to taxation of foreign earnings at tax rates lower than the U.S. statutory tax rate including the impact of the U.S. tax imposed on global intangible low-taxed income and the U.S. deduction for foreign derived intangible income, partially offset by unbenefited foreign losses. The effective tax rate for the six months ended March 28, 2020 differed from the statutory tax rate primarily due to a $310.9 million discrete net tax benefit related to the loss on the sale of the Medical Aesthetics business.

Non-Income Tax Matters

The Company is subject to tax examinations for value-added, sales-based, payroll, and other non-income tax items. A number of these examinations are ongoing in various jurisdictions. The Company takes certain non-income tax positions in the jurisdictions in which it operates. In the normal course of business, the Company's positions and conclusions related to its non-income tax positions could be challenged, resulting in assessments by governmental authorities. Pursuant to ASC 450, the Company has recorded loss contingencies with respect to some of these positions. While the Company believes estimated losses previously recorded are reasonable, certain audits are still ongoing and additional charges could be recorded in the future.

(16) Intangible Assets
Intangible assets consisted of the following:

Description	As of March 27, 2021		As of September 26, 2020
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,320.3	$3,033.9	$4,054.0	$2,907.2
Customer relationships	570.9	493.9	549.1	477.8
Trade names	248.6	186.2	245.5	181.2
Non-competition agreements	1.5	1.5	1.5	1.3
Business licenses	2.5	2.5	2.4	2.3
Total acquired intangible assets	$5,143.8	$3,718.0	$4,852.5	$3,569.8

Internal-use software	55.2	46.8	51.8	43.2
Capitalized software embedded in products	25.9	12.5	26.8	10.6
Total intangible assets	$5,224.9	$3,777.3	$4,931.1	$3,623.6

The estimated remaining amortization expense of the Company's acquired intangible assets as of March 27, 2021 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2021	$153.3
Fiscal 2022	$303.9
Fiscal 2023	$207.4
Fiscal 2024	$195.3
Fiscal 2025	$181.9

(17) Product Warranties
Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Acquired	Divested	Settlements/ Adjustments	Balance at End of Period
Six Months Ended:
March 27, 2021	$9.9	$4.8	$—	$—	$(5.3)	$9.4
March 28, 2020	$13.9	$5.5	$0.5	$(6.1)	$(6.2)	$7.6

(18) Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated balances of other comprehensive loss for the periods presented:

	Three Months Ended March 27, 2021					Six Months Ended March 27, 2021
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Hedged Interest Rate Swaps	Total
Beginning Balance	$(5.1)	$(1.8)	$(0.6)	$(23.2)	$(30.7)	$(22.9)	$(1.8)	$(0.9)	$(24.1)	$(49.7)
Other comprehensive income (loss) before reclassifications	(9.4)	—	0.6	3.7	(5.1)	8.4	—	0.4	4.6	13.4
Amounts reclassified to statement of income	—	—	—	—	—	—	—	0.5	—	0.5
Ending Balance	$(14.5)	$(1.8)	$—	$(19.5)	$(35.8)	$(14.5)	$(1.8)	$—	$(19.5)	$(35.8)

	Three Months Ended March 28, 2020					Six Months Ended March 28, 2020
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Hedged Interest Rate Swaps	Total
Beginning Balance	$(33.1)	$(1.7)	$(1.4)	$7.5	$(28.7)	$(41.4)	$(1.7)	$(2.7)	$3.5	$(42.3)
Other comprehensive income (loss) before reclassifications	(5.4)	—	(0.1)	(25.1)	(30.6)	2.9	—	(0.1)	(21.1)	(18.3)
Amounts reclassified to statement of income	—	—	0.4	—	0.4	—	—	1.7	—	1.7
Ending Balance	$(38.5)	$(1.7)	$(1.1)	$(17.6)	$(58.9)	$(38.5)	$(1.7)	$(1.1)	$(17.6)	$(58.9)

(19) Share Repurchase
On December 11, 2019, the Board of Directors authorized a share repurchase plan to repurchase up to $500.0 million of the Company's outstanding common stock, effective March 2, 2020, as amended. During the first quarter of fiscal 2021, the Company repurchased 1.5 million shares of its common stock for a total consideration of $101.3 million. On December 9, 2020, the Board of Directors authorized a new share repurchase plan, which is effective for five years, to repurchase up to $1.0 billion of the Company's outstanding common stock effective December 11, 2020. The prior plan was terminated in connection with this new authorization. During the second quarter of fiscal 2021, the Company repurchased 1.6 million shares of its common stock for a total consideration of $120.1 million. As of March 27, 2021, $880.0 million remained available under this authorization.

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

In January 2021, FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) Scope. The board issued this Update in response to stakeholder concerns about potential diversity in practice. The Boards decided to clarify the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. This update provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to only contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. For entities that have adopted the amendments in Update 2021-01, the updated guidance is effective for all entities immediately as of January 2021. The Company is currently evaluating the impact of the adoption of ASU 2021-01 on its consolidated financial position and results of operations.

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
•the development of new competitive technologies and products, and the impact and anticipated benefits of completed acquisitions and acquisitions we may complete in the future;
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
Through our Diagnostics segment, we offer a wide range of diagnostics products, which are used primarily to aid in the screening and diagnosis of human diseases. Our primary Diagnostics products include our molecular diagnostic assays, which run on our advanced instrumentation systems (Panther, Panther Fusion and Tigris), our ThinPrep cytology system, and the Rapid Fetal Fibronectin Test. Our Aptima family of molecular diagnostic assays is used to detect, among other things, the infectious microorganisms that cause the common sexually transmitted diseases, or STDs, such as chlamydia and gonorrhea, or CTGC, certain high-risk strains of human papillomavirus, or HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. In addition, in 2017 and 2018 we introduced the Aptima quantitative viral load tests for HIV, Hepatitis C and Hepatitis B. Our assay portfolio also includes diagnostic tests for a range of acute respiratory infections, including SARS-Cov-2, as well as a test for the detection of Group B Streptococcus, or GBS, that are run on the Panther Fusion system, a field upgradeable instrument addition to the base Panther system. In 2020, in response to the COVID-19 global pandemic, we developed and launched the Aptima SARS-CoV-2 assay (which runs on our standard Panther system) and the Panther Fusion SARS-CoV-2 assay (which runs on our Panther Fusion system). The Panther Fusion SARS-CoV-2 assay and the Aptima SARS-CoV-2 assay were launched at the end of our second quarter and in the third quarter of fiscal 2020, respectively. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth.
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
COVID-19 Considerations
The global COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption in the markets we sell our products into, primarily the U.S., Europe and Asia-Pacific. Starting in the second quarter of fiscal 2020, the spread of COVID-19 negatively impacted business and healthcare activity globally. In particular, due to government measures, elective procedures and exams were delayed or cancelled, there were significant reductions in physician office visits, and hospitals postponed or canceled capital purchases as well as limited or eliminated services; however, in the second half of the third quarter of fiscal 2020, we started to see a recovery of elective procedures and exams as economies were opened back up and restrictions eased, which has continued through the second quarter of fiscal 2021. The reductions in testing and procedures had a negative impact on our operating results and cash flows in fiscal 2020, however, the impact of the commercial release of our COVID-19 assays more than offset those negative impacts as we generated significant revenue from the sales of these assays starting in the third quarter of fiscal 2020 through the second quarter of fiscal 2021.
While our results of operations and cash flows since the third quarter of fiscal 2020 have been positively impacted by the sale of our COVID-19 assays as well the continued recovery of our other primary product lines and businesses to pre-COVID levels, the COVID-19 pandemic could have an adverse impact on our operating results, cash flows and financial condition in the future. The factors that could create such adverse impact include: continued demand for COVID-19 testing; competition from existing and new COVID-19 testing technologies and products as well as the timing and effectiveness of distributing vaccines; the severity and duration of the COVID-19 pandemic; the resurgence of COVID-19 infections; the emergence of new COVID strain variants; the COVID-19 pandemic's impact on the U.S. and international healthcare systems, the U.S. economy and worldwide economy; and the timing, scope and effectiveness of U.S. and international governmental, regulatory, fiscal, monetary and public health responses to the COVID-19 pandemic and associated economic disruptions. We expect that as the current COVID-19 pandemic subsides, there may be a significantly reduced demand for ongoing testing, and thus, for our COVID-19 assays. Accordingly, we expect that revenues generated from the sale of our COVID-19 assays, primarily in the U.S., will decrease significantly in the third quarter of fiscal 2021 compared to the second quarter of fiscal 2021.
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
Trademark Notice
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 3Dimensions, 3D Mammography, Acessa, Acessa Health, Acessa ProVu, Affirm, Affirm Prone, Alpha Imaging, Aptima, Biotheranostics, Brevera, Clarity HD, Diagenode, Fluent, Fluoroscan, Genius 3D, Genius 3D Mammography, Health Beacons, Hologic, Horizon DXA, Insight, Intelligent 2D, LOCalizer, MyoSure, NovaSure, NXC Imaging, Panther, Panther Fusion, Rapid fFN, Selenia, Selenia Dimensions, SmartCurve, Somatex, SuperSonic Imagine, ThinPrep, Tigris, and Tumark.

All other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Hologic's use or display of other parties' trademarks, trade dress or products in this offering circular does not imply that Hologic has a relationship with, or endorsement or sponsorship of, the trademark or trade dress owners.
ACQUISITIONS
The following sets forth descriptions of acquisitions and dispositions we have completed in fiscal 2020 and the first and second quarters of fiscal 2021.
Biotheranostics
On February 22, 2021, we completed the acquisition of Biotheranostics, Inc., or Biotheranostics, for a purchase price of $232.5 million. Biotheranostics, located in San Diego, California, manufactures molecular diagnostic tests for breast and metastatic cancers and performs lab testing procedures at its facility. Biotheranostics' results of operations are included in our Diagnostics segment and its revenues are reported within Service and other revenue in our consolidated statement of income.
Diagenode
On March 1, 2021, we completed the acquisition of Diagenode SA, or Diagenode, for a purchase price of $153.4 million. Diagenode, located in Belgium, is a developer and manufacturer of molecular diagnostic assays based on PCR technology to detect infectious diseases of bacterial, viral or parasite origin. Diagenode's results of operations are included in our Diagnostics segment.
Somatex Medical Technologies
On December 30, 2020, we completed the acquisition of Somatex Medical Technologies GmbH, or Somatex, for a purchase price of $62.8 million. Somatex, located in Germany, is a manufacturer of biopsy site markers, including the Tumark product line of tissue markers, which were distributed by the Company in the U.S. prior to the acquisition. Somatex's results of operations are included in our Breast Health segment.

NXC Imaging

On September 28, 2020, we completed the acquisition of assets from NXC Imaging, for a purchase price of $5.6 million. NXC Imaging was a long-standing distributor of our Breast and Skeletal products in the U.S. NXC's results of operations are included in our Breast Health and Skeletal segment, as applicable to their operations.

Acessa Health

On August 23, 2020, we completed the acquisition of Acessa Health, Inc., or Acessa, for a purchase price of $161.3 million, which included contingent consideration and was estimated at $81.8 million as of the measurement date. Acessa, located in Austin, Texas, manufactures and markets its Acessa ProVu system, a laparoscopic radio frequency ablation system for use in treatment of uterine fibroids. Acessa's results of operations are included in our GYN Surgical segment. The contingent consideration is based on annual incremental revenue growth over a three-year period ending annually in December. The contingent consideration is payable after each annual measurement period. We remeasure the contingent consideration liability on a quarterly basis and recorded a gain of $14.7 million to decrease the liability to its fair value in the three months ended March 27, 2021. The reduction in fair value was primarily due to a decrease in forecasted revenues over the measurement period. In the first quarter of fiscal 2021, we recorded a loss of $4.6 to record the liability at fair value.

Health Beacons

On February 3, 2020, we completed the acquisition of Health Beacons, Inc., or Health Beacons, for a purchase price of $19.7 million. Health Beacons manufactures the LOCalizer product and its results of operations are included in our Breast Health segment.

Alpha Imaging

On December 30, 2019, we completed the acquisition of assets from Alpha Imaging, LLC, or Alpha Imaging, for a purchase price of $18.0 million. Alpha Imaging was a long-standing distributor of our Breast and Skeletal Health products in the U.S. Alpha Imaging's result of operations are included in our Breast Health and Skeletal segment, as applicable to their operations.

SuperSonic Imagine

On August 1, 2019, we acquired approximately 46% of the outstanding shares of SuperSonic Imagine S.A., or SSI, which is headquartered in France. SSI specializes in ultrasound imaging and designs, and develops and markets an ultrasound platform used in the non-invasive care path for the characterization of breast, liver or prostate diseases. We initially accounted for this investment as an equity method investment.

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

As of March 27, 2021, we owned approximately 80% of SSI, and accordingly we have recorded an adjustment to our net income for the non-controlling interest we do not own of $0.5 million and $1.5 million for the three and six months ended March 27, 2021, respectively, and $1.5 million and $1.8 million for the three and six months ended March 28, 2020, respectively.

Disposition

On December 30, 2019, we completed the sale of our Medical Aesthetics business. At the closing, we received cash proceeds of $153.4 million. The sales price was finalized in the fourth quarter of fiscal 2020, and we paid $3.4 million, resulting in a final sales price of $150.0 million. As a result of the sale, we recorded a $30.2 million impairment charge in the first quarter of fiscal 2020 to record the asset group at fair value less costs to dispose as it met the assets held-for-sale criteria. For additional information, see Note 6 to our consolidated financial statements included herein. Following the sale of our Medical Aesthetics business, we have not generated any further product revenue related to this business, although additional expenses will be incurred primarily in connection with the indemnification of legal and tax matters that existed as of the date of disposition. In addition, we agreed to provide transition services for a period of up to 15 months, which primarily ended in March 2021.

RESULTS OF OPERATIONS
All dollar amounts in tables are presented in millions.
Product Revenues

	Three Months Ended						Six Months Ended
	March 27, 2021		March 28, 2020		Change		March 27, 2021		March 28, 2020		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$1,043.5	67.9%	$314.4	41.6%	$729.1	231.9%	$2,156.5	68.5%	$620.8	38.6%	$1,535.7	247.4%
Breast Health	205.8	13.4%	187.2	24.8%	18.6	10.0%	406.0	12.9%	395.3	24.6%	10.7	2.7%
GYN Surgical	113.9	7.4%	105.0	13.9%	8.9	8.5%	237.8	7.6%	223.7	13.9%	14.1	6.3%
Skeletal Health	15.6	1.0%	17.0	2.2%	(1.4)	(8.0)%	33.9	1.1%	33.4	2.1%	0.5	1.5%
Medical Aesthetics	—	—%	—	—%	—	—%	—	—%	49.7	3.1%	(49.7)	(100.0)%
	$1,378.8	89.7%	$623.6	82.5%	$755.2	121.1%	$2,834.2	90.1%	$1,322.9	82.3%	$1,511.3	114.2%
We generated an increase in product revenues in both the current three and six month periods of 121.1% and 114.2%, respectively, compared to the corresponding periods in the prior year primarily due to the significant increase in revenues in the Diagnostics business principally from sales of our two COVID-19 assays, one of which was launched near the end of the second quarter of fiscal 2020 and the other in the third quarter of fiscal 2020. The increase in product revenues in the current six month period compared to the corresponding prior year period was partially offset by no revenues from the Medical Aesthetics business in the current fiscal year as we disposed of this business segment on December 30, 2019, the beginning of our second quarter of fiscal 2020.
Diagnostics product revenues increased $729.1 million and $1,535.7 million, or 231.9% and 247.4%, respectively, in the three and six month periods compared to the corresponding periods in the prior year primarily due to increases in Molecular Diagnostics of $728.2 million and $1,533.7 million, respectively, increases in Cytology & Perinatal of $3.4 million and $6.9 million, respectively, partially offset by decreases of $2.4 million and $5.0 million in Blood Screening. While we divested our Blood Screening business in the second quarter of fiscal 2017, we continue to provide long-term access to Panther instrumentation and certain supplies to the purchaser of that business. Molecular Diagnostics product revenue was $917.2 million and $1,899.4 million, respectively, in the current three and six month periods compared to $189.1 million and $365.7 million in the corresponding periods in the prior year. The increases were primarily attributable to revenues of $679.7 and $1,425.1 million, respectively, in the current three and six month periods from our two SARS-CoV-2 assays (primarily the Aptima SARS-CoV-2 assay and to a lesser extent the Panther Fusion SARS-CoV-2 assay), an increase in collection kits and Panther and Panther Fusion instrument sales primarily due to demand for increased testing capacity for COVID-19. We are actively working to increase capacity production to meet worldwide demand of these assays. However, we do expect that sales of our COVID-19 assays will decline significantly, primarily in the U.S. where approximately two-thirds of these sales occur, in the third quarter of fiscal 2021 compared to the current quarter due to the continued distribution of vaccines and higher inventory levels at our laboratory customers. Our Aptima assays (exclusive of our Aptima SARS-CoV-2 assay) increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in HPV assays in the U.S. in the current quarter and on a worldwide basis for the current six month period largely driven by co-testing in Germany and to a lesser extent in the UK, partially offset by lower volumes of our CTGC assay in both current year periods as well as slightly lower average selling prices. In addition, we had an increase in our Fusion flu assays in both current year periods. Cytology & Perinatal product revenue increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to higher ThinPrep test volumes in the U.S. and Asia-Pacific, which we primarily attribute to the recovery of wellness office visits that had previously been delayed or cancelled in response to the COVID-19 pandemic, partially offset by lower average selling prices and lower Perinatal product volumes. The inclusion of Diagenode contributed $3.5 million of product revenue in the current quarter. We also experienced an increase in revenue from the favorable foreign currency exchange impact of the weakened U.S. dollar against a number of currencies.
Breast Health product revenues increased $18.6 million and $10.7 million, or 10.0% and 2.7%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year. These increases were primarily due to increases in our interventional breast solutions products, primarily our Brevera system and disposables as we relaunched this product line in the fourth quarter of fiscal 2020 and our breast conserving surgery products primarily due to increased biopsy procedures, which we attribute to recovery of elective procedures and exams that had been previously delayed or cancelled in response to the COVID-19 pandemic and an increase in sales volume of our workflow products, consisting primarily of Intelligent 2D, Clarity HD and SmartCurve. These increases in revenue were partially offset by a decrease in sales volume and average selling prices of our digital mammography systems and Affirm Prone breast biopsy tables. While these sales have declined moderately compared to the prior year comparable period, they have increased sequentially from the fourth quarter of fiscal 2020 and first quarter of fiscal 2021 as we believe many of our customers were purchasing to fulfill their budgets and demand has increased in the sequential quarters, which we primarily attribute to a recovery of elective procedures and exams as elective procedures and wellness visits have begun to recover from the initial cancellation and deferrals due to the COVID-19 pandemic in fiscal 2020. We also experienced an increase in revenue from the favorable foreign currency exchange impact of the weakened U.S. dollar against a number of currencies.
GYN Surgical product revenues increased $8.9 million and $14.1 million, or 8.5% and 6.3%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to increases in the volume of MyoSure systems, Fluent Fluid Management systems and sales of ProVu systems, acquired in the Acessa acquisition in the fourth quarter of fiscal 2020. We primarily attribute the increases in the current year periods to the recovery of elective medical procedures that had previously been delayed or cancelled in response to the COVID-19 pandemic. These increases were partially offset by decreases in NovaSure system sales in the current year periods compared to the corresponding periods in the prior year, which we believe is primarily due to a contraction in the gynecological endometrial ablation market. We also experienced an increase in revenue from the favorable foreign currency exchange impact of the weakened U.S. dollar against a number of currencies.

Skeletal Health product revenues decreased $1.4 million or 8.0% in the current three month period and increased $0.5 or 1.5% in the current six month period compared to the corresponding periods in the prior year. The decrease in the current three month period is primarily due to a decrease in sales volume of our Horizon DXA systems. The increase in the current six month period is primarily due to an increase in sales volume of our Insight FD mini C-arm system, partially offset by lower sales volume of our Horizon DXA systems.
We divested the Medical Aesthetics segment on December 30, 2019, the beginning of our second quarter of fiscal 2020.
Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
United States	68.5%	74.9%	69.4%	74.2%
Europe	22.4%	15.6%	21.9%	14.4%
Asia-Pacific	5.9%	5.6%	5.7%	7.1%
Rest of World	3.2%	3.9%	3.0%	4.3%
	100.0%	100.0%	100.0%	100.0%
In the current three and six month periods compared to the corresponding periods in the prior year, the percentage of product revenue derived from the U.S. decreased while Europe increased, which we primarily attributed to strong sales of our SARS-CoV-2 assays in Europe and growth in our Aptima assays in Europe as we expanded our customer base and increased sales from the adoption of co-testing for cervical cancer screening in Germany and to a lesser extent in the UK. Asia-Pacific product revenue as a percentage of total product revenue increased in the current three month period compared to the corresponding period in the prior year, which we primarily attribute to increased sales of our mammography systems and growth in ThinPrep and Molecular Diagnostics due to recovery of wellness office visits that had previously been delayed or cancelled in response to the COVID-19 pandemic. Asia-Pacific product revenue as a percentage of total product revenue decreased in the current six month period compared to the corresponding period in the prior year primarily due to lower sales of our SARS-CoV-2 assays in the Asia-Pacific region compared to the U.S. and Europe and the prior year period included sales from Medical Aesthetics.
Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 27, 2021		March 28, 2020		Change		March 27, 2021		March 28, 2020		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$158.8	10.3%	$132.5	17.5%	$26.3	19.8%	$313.2	10.0%	$283.7	17.7%	$29.5	10.4%
Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment. The increase in service and other revenue in the current three and six month periods compared to the corresponding periods in the prior year was primarily due to an increase in Breast Health service contract revenue as the Breast Health business continued to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period as well as additions from our distributor acquisitions, and an increase in spare parts revenue in the current three and six month periods for services that had previously been delayed or cancelled due to the COVID-19 pandemic. In our Diagnostics business, we had additional royalty revenue in the current three and six month periods of $11.2 million, and $22.8 million, respectively, from Grifols related to licensing our intellectual property related to our COVID-19 assays for their sale in Spain. In addition, the inclusion of Biotheranostics added $4.0 million in the current three and six month periods. These increases were partially offset by the sale of the Medical Aesthetics business which contributed $15.6 million of revenue in the prior year six month period.

Cost of Product Revenues

	Three Months Ended						Six Months Ended
	March 27, 2021		March 28, 2020		Change		March 27, 2021		March 28, 2020		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$300.7	21.8%	$223.3	35.8%	$77.4	34.7%	$585.2	20.6%	$460.8	34.8%	$124.4	27.0%
Amortization of Intangible Assets	64.5	4.7%	62.9	10.1%	1.6	2.5%	126.1	4.4%	126.5	9.6%	(0.4)	(0.3)%
Impairment of Intangible Assets and Equipment	—	—%	—	—%	—	—%	—	—%	25.8	2.0%	(25.8)	(100.0)%
	$365.2	26.5%	$286.2	45.9%	$79.0	27.6%	$711.3	25.1%	$613.1	46.4%	$98.2	16.0%
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 21.8% and 20.6% in the current three and six month periods, respectively, compared to 35.8% and 34.8% in the corresponding periods in the prior year, respectively. Cost of product revenues as a percentage of revenue decreased in the current three and six month periods primarily due to sales of our SARS-CoV-2 assays, which have higher gross margins compared to our other diagnostic products, and comprised 49.3% and 50.3%, respectively, of total product revenue in the current three and six month periods. Also benefiting the gross margin was the disposition of Medical Aesthetics, which had lower gross margins compared to our remaining businesses. Partially offsetting these decreases was higher field service costs for the instrument installed base for the Diagnostics business and higher freight costs.
Diagnostics' product costs as a percentage of revenue decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to sales of our SARS-CoV-2 assays and higher overall production reducing fixed overhead on a unit basis, and increased volumes of our ThinPrep Pap Test, partially offset by higher field service costs for our expanded instrument installed base, freight charges internationally and an increase in inventory reserves.
Breast Health’s product costs as a percentage of revenue decreased slightly in the current three and six month periods compared to the corresponding periods in the prior year primarily due an increase in sales volume of our breast biopsy and breast conserving surgery disposable products, an increase in our higher-margin workflow products, consisting of Intelligent 2D, Clarity HD and SmartCurve upgrades, and lower inventory reserves, partially offset by a decline in volumes and average selling prices of our 3D systems and related components and the step-up in fair value of inventory acquired in the Somatex acquisition resulting in additional costs of $2.3 million in the current quarter.
GYN Surgical’s product costs as a percentage of revenue increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the product mix of higher volumes of lower margin products, including higher volumes of MyoSure devices, Fluent Fluid Management systems and ProVu systems, acquired in the Acessa acquisition.
Skeletal Health’s product costs as a percentage of revenue increased in the current three and six month periods compared to the corresponding periods in the prior year due to lower sales volume and lower average selling prices of our Horizon DXA system.
We divested the Medical Aesthetics segment on December 30, 2019, the beginning of our second quarter of fiscal 2020.
Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense increased in the current three month period and was relatively flat in the current six month period compared to the corresponding periods in the prior year. The increase in the current quarter was primarily due to intangible assets acquired in the Biotheranostics, Diagenode, Somatex and Acessa acquisitions, partially offset by lower amortization of intangible assets acquired in the Cytyc acquisition which reduces over time.

Impairment of Intangible Assets and Equipment. As discussed in Note 6 to the consolidated financial statements, we recorded an aggregate impairment charge of $30.2 million during the first quarter of fiscal 2020. The impairment charge was allocated to the Medical Aesthetics long-lived assets, of which $25.8 million was allocated to developed technology assets and written off to cost of revenues.
Cost of Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 27, 2021		March 28, 2020		Change		March 27, 2021		March 28, 2020		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$86.6	54.5%	$74.1	55.9%	$12.5	16.9%	$170.0	54.3%	$163.9	57.7%	$6.1	3.7%
Service and other revenues gross margin increased to 45.5% and 45.7%, respectively, in the current three and six month periods compared to 44.1% and 42.3%, respectively, in the corresponding periods in the prior year. The increase in the current year periods was primarily due to additional royalty revenue from Grifols related to licensing our intellectual property related to our COVID-19 assays for their sale in Spain, which has a high margin. In addition, in the current year periods the Breast Health business had an increase in service contract revenue which benefited gross margin as service contract revenue has higher margins compared to revenue from spare parts, installation and training.
Operating Expenses

	Three Months Ended						Six Months Ended
	March 27, 2021		March 28, 2020		Change		March 27, 2021		March 28, 2020		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$71.5	4.6%	$49.3	6.5%	$22.2	45.0%	$130.7	4.2%	$110.4	6.9%	$20.3	18.4%
Selling and marketing	131.5	8.5%	110.6	14.6%	20.9	18.9%	259.5	8.2%	255.4	15.9%	4.1	1.6%
General and administrative	88.9	5.8%	67.0	8.9%	21.9	32.7%	180.4	5.7%	154.7	9.6%	25.7	16.6%
Amortization of intangible assets	10.2	0.7%	10.1	1.3%	0.1	1.0%	20.4	0.6%	19.2	1.2%	1.2	6.3%
Impairment of intangible assets and equipment	—	—%	—	—%	—	—%	—	—%	4.4	0.3%	(4.4)	(100.0)%
Contingent consideration - fair value adjustment	(14.7)	(1.0)%	(0.5)	(0.1)%	(14.2)	**	(10.1)	(0.3)%	0.4	—%	(10.5)	**
Restructuring and Divestiture charges	1.6	0.1%	2.9	0.4%	(1.3)	(44.8)%	3.0	0.1%	3.9	0.2%	(0.9)	(23.1)%
	$289.0	18.8%	$239.4	31.7%	$49.6	20.7%	$583.9	18.6%	$548.4	34.0%	$35.5	6.5%
**Percentage not meaningful
Research and Development Expenses. Research and development expenses increased 45.0% and 18.4% in the current three and six month periods compared to the corresponding periods in the prior year primarily due to higher compensation and benefits, primarily from our deferred compensation plan and higher bonus, a $7.0 million charge related to the purchase of intellectual property in the current quarter in Breast Health, higher R&D project spend in Breast Health and Surgical, the inclusion of expenses from the Acessa, Biotheranostics and Diagenode acquisitions and increased spending to implement the European Medical Device Regulation (MDR) and In Vitro Diagnostic Regulation (IVDR) requirements. Partially offsetting these increases was the disposition of the Medical Aesthetics business which contributed $7.3 million of expense in the prior year six month period. In addition, in the current three and six month periods we recorded a reduction to research and development expenses of $1.3 million and $7.7 million, respectively, from the Biomedical Advanced Research and Development Authority (BARDA) in connection with a grant to expand manufacturing capacity and obtain FDA approval of our SARS-CoV-2 assays. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses increased 18.9% and 1.6% in the current three and six months periods compared to the corresponding periods in the prior year primarily due to an increase in commissions in Breast Health, Surgical and Diagnostics from higher revenues, higher bonus, an increase in marketing initiatives and consulting spending, and the inclusion of expenses in the aggregate from the Acessa, Biotheranostics and Diagenode acquisitions of $6.1 million and $8.7 million in the current three and six month periods, respectively, partially offset by lower travel expenses and trade shows in response to the COVID pandemic. Partially offsetting these increases in the current six month period was the disposition of the Medical Aesthetics business which contributed $23.7 million of expense in the prior year six month period and decreases related to our national sales meeting and the RSNA conference as a result of the COVID pandemic.
General and Administrative Expenses. General and administrative expenses increased 32.7% and 16.6% in the current three and six month periods compared to the corresponding periods in the prior year primarily due to higher compensation and benefits, primarily from our deferred compensation plan, stock compensation and bonus, the inclusion of expenses from the Acessa, Biotheranostics, and Diagenode acquisitions, higher litigation and settlement costs, increased acquisition transaction related costs, higher consulting spend for corporate initiatives and information system implementation projects, partially offset by a $3.3 million benefit due to reversal of a tax reserve and lower travel. In the current six month period, we had higher expenses from an increase in bad debt expense of $7.0 million and a charitable donation of $5.0 million partially offset by the disposition of the Medical Aesthetics business, which contributed $5.5 million of expenses in the prior year period, expenses incurred to separate and dispose of that business, and in the current six month period we recorded a credit of $3.3 million related to services provided under the transition services agreement with Cynosure.
Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, distributor relationships and business licenses related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense was relatively consistent in both periods compared to the prior year periods as we had increases from recent acquisitions offset by assets from older acquisitions becoming fully amortized.
Contingent Consideration Fair Value Adjustments. In connection with the acquisition of Acessa, we are obligated to make contingent earn-out payments. The payments are based on achieving incremental revenue growth over a three-year period ending annually in December. As of the acquisition date for Acessa, we recorded a contingent consideration liability for the estimated fair value of the amount we expected to pay to the former shareholders of the acquired business. This liability is not contingent on future employment and we recorded our estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, comparable companies revenue growth rates, implied volatility and applying a risk adjusted discount rate. Increases or decreases in the fair value of contingent consideration liabilities can result from the passage of time, changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates. In the current quarter, we recorded a gain of $14.7 million to decrease the liability to its fair value, and the reduction in fair value was primarily due to a decrease in forecasted revenues over the measurement period. In the first quarter of fiscal 2021, we recorded a loss of $4.6 million to record the liability at fair value.
Impairment of Intangible Assets. As discussed in Note 6 to the consolidated financial statements, we recorded an aggregate impairment charge of $30.2 million during the first quarter of fiscal 2020. The impairment charge was allocated to the Medical Aesthetics long-lived assets of which $4.4 million was written off to operating expenses.
Restructuring and Divestiture Charges. We have implemented various cost reduction initiatives to align our cost structure with our operations and related integration activities. These actions have primarily resulted in the termination of employees. As a result, we recorded charges of $1.6 million and $3.0 million in the current three and six month periods, respectively, and $2.9 million and $3.9 million in the prior year periods, respectively, primarily related to severance benefits.

Interest Expense

	Three Months Ended				Six Months Ended
	March 27, 2021	March 28, 2020	Change		March 27, 2021	March 28, 2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(21.3)	$(31.3)	$10.0	(31.9)%	$(49.3)	$(64.1)	$14.8	(23.0)%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense in the current three and six month periods decreased primarily due to a decrease in LIBOR year over year, the basis for determining interest expense under our 2018 Credit Agreement, lower interest rates on our Senior Notes due to issuing our 2029 Senior Notes and paying off our 2025 Senior Notes, and the pay-off of amounts outstanding under our accounts receivable asset securitization agreement in the prior year, partially offset by issuance costs expensed from the issuance of the 2029 Senior Notes and higher interest rate swap expenses.
Debt Extinguishment Loss

	Three Months Ended				Six Months Ended
	March 27, 2021	March 28, 2020	Change		March 27, 2021	March 28, 2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Debt Extinguishment Loss	$—	$—	$—	—%	$(21.6)	$—	$(21.6)	100.0%

In the first quarter of 2021, we completed a private placement of $950 million aggregate principal amount of our 2029 Senior Notes. The proceeds under the 2029 Senior Notes offering, together with available cash, were used to redeem our 2025 Senior Notes in the same principal amount. In connection with this transaction, we recorded a debt extinguishment loss of $21.6 million in the first quarter of fiscal 2021.
Other Income (Expense), net

	Three Months Ended				Six Months Ended
	March 27, 2021	March 28, 2020	Change		March 27, 2021	March 28, 2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income (Expense), net	$4.7	$(7.5)	$12.2	(162.7)%	$0.9	$(4.2)	$5.1	(121.4)%

For the current three month period, this account primarily consisted of a gain of $2.7 million on the cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains and net foreign currency exchange gains of $2.1 million, primarily from the mark-to-market of outstanding forward foreign currency exchange and foreign currency option contracts. For the second quarter of fiscal 2020, this account primarily consisted of a loss of $9.0 million on the cash surrender value of life insurance contracts related to our deferred compensation plan driven primarily by stock market losses, partially offset by miscellaneous income and net foreign currency exchange gains were negligible as hedging activities offset realized losses.

For the current six month period, this account primarily consisted of a gain of $8.9 million on the cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains, partially offset by net foreign currency exchange losses of $7.4 million, primarily from the mark-to-market of outstanding forward foreign currency exchange and foreign currency option contracts. For the prior year corresponding six month period, this account primarily consisted of a loss of $6.1 million on the cash surrender value of life insurance contracts driven primarily by stock market losses, net foreign currency exchange losses of $1.7 million primarily from mark-to-market of outstanding forward foreign currency and foreign currency option exchange contracts, partially offset by a net gain of $3.2 million to reflect an adjustment to remeasure our initial investment in SSI in connection with purchase accounting.

Provision (Benefit) for Income Taxes

	Three Months Ended				Six Months Ended
	March 27, 2021	March 28, 2020	Change		March 27, 2021	March 28, 2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision (Benefit) for Income Taxes	$161.1	$24.1	$137.0	**	$340.1	$(264.3)	$604.4	**
**Percentage not meaningful

Our effective tax rate for the three and six months ended March 27, 2021 was a provision of 20.6% and 21.1%, respectively, compared to a provision of 20.3% and a net benefit of 122.1%, respectively, for the corresponding periods in the prior year.
Our effective tax rate for the three months ended March 27, 2021 was lower than the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, partially offset by state income taxes. Our effective tax rate for the six months ended March 27, 2021 was higher than the U.S. statutory tax rate primarily due to state income taxes, partially offset by the impact of the U.S. deduction for foreign derived intangible income and the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate.
Our effective tax rate for the three months ended March 28, 2020 differed from the U.S. statutory tax rate primarily due to taxation of foreign earnings at tax rates lower than the U.S. statutory tax rate including the impact of the U.S. tax imposed on global intangible low-taxed income and the U.S. deduction for foreign derived intangible income, partially offset by unbenefited foreign losses. Our effective tax rate for the six months ended March 28, 2020 differed from the statutory tax rate primarily due to a $310.9 million discrete net tax benefit related to the loss on the sale of the Medical Aesthetics business.

Segment Results of Operations
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
Diagnostics

	Three Months Ended				Six Months Ended
	March 27, 2021	March 28, 2020	Change		March 27, 2021	March 28, 2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$1,064.5	$319.2	$745.3	233.5%	$2,192.7	$630.7	$1,562.0	247.7%
Operating Income	$700.6	$57.3	$643.3	1,122.7%	$1,485.0	$106.8	$1,378.2	1,290.4%
Operating Income as a % of Segment Revenue	65.8%	18.0%			67.7%	16.9%
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

Operating income for this business segment increased in the current three and six month periods compared to the corresponding periods in the prior year due to an increase in gross profit from higher revenues with higher gross margins, partially offset by an increase in operating expenses. Gross margin was 77.3% and 78.7% in the current three and six month periods, respectively, compared to 47.4% and 48.2% in the corresponding periods in the prior year, respectively. The increase in gross profit was primarily due to sales of our SARS-CoV-2 assays and royalty revenue, partially offset by an increase in freight costs to ship product internationally, an increase in inventory reserves, and higher field service costs.

Operating expenses increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to higher compensation and benefits driven by our deferred compensation plan and bonus, an increase in headcount in the operations and sales departments, an increase in marketing initiatives, an increase in R&D project spend, higher acquisition transaction related expenses and additional expenses from the Biotheranostics and Diagenode acquisitions. In addition, in the current six month period we had higher bad debt expense. These increases were partially offset by the BARDA credit of 1.3 million and $7.7 million in the current three and six month periods, respectively, and a decrease in spending for travel, consulting and trade shows.

Breast Health

	Three Months Ended				Six Months Ended
	March 27, 2021	March 28, 2020	Change		March 27, 2021	March 28, 2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$336.3	$307.8	$28.5	9.3%	$669.1	$638.9	$30.2	4.7%
Operating Income	$67.8	$75.9	$(8.1)	(10.7)%	$154.1	$169.8	$(15.7)	(9.2)%
Operating Income as a % of Segment Revenue	20.2%	24.7%			23.0%	26.6%
Breast Health revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase of $18.6 million and $10.7 million in product revenue, respectively, discussed above and an increase of $10.0 and $19.5 million in service revenue, respectively. The increase in service revenue in the current three and six month periods was primarily due to an increase in service contract revenue as the Breast Health business continued to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period, the addition of service contracts from the NXC Imaging acquisition and an increase in spare parts revenue.

Operating income for this business segment decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in operating expenses partially offset by an increase in gross profit from higher service revenues. Gross margin was 56.2% and 57.0% in the current three and six month periods, respectively, compared to 55.2% and 56.3% in the corresponding periods in the prior year, respectively. The increase in gross profit was primarily due to higher product margins related to an increase in sales volume of our breast biopsy and breast conserving surgery disposable products and an increase in our higher-margin workflow products discussed above, and an increase in service margins from higher service contract revenue, partially offset by a charge of $2.3 million related to the impact of stepping-up the acquired inventory to fair value in purchase accounting for the Somatex acquisition.

Operating expenses increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a $7.0 million charge related to the purchase of intellectual property in the current quarter, an increase in R&D project spend, an increase in marketing initiatives, higher compensation and benefits driven by our deferred compensation plan and bonus, and higher commissions. These increases were partially offset by a decrease in travel and trade show expenses. The increase in the current quarter is also a result of the prior year period including a benefit from the reversal of acquisition related accruals and a holdback.
GYN Surgical

	Three Months Ended				Six Months Ended
	March 27, 2021	March 28, 2020	Change		March 27, 2021	March 28, 2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$114.2	$105.4	$8.8	8.4%	$238.2	$224.5	$13.7	6.1%
Operating Income	$28.6	$23.9	$4.7	19.7%	$42.3	$55.4	$(13.1)	(23.6)%
Operating Income as a % of Segment Revenue	25.0%	22.7%			17.8%	24.7%

GYN Surgical revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above.
Operating income for the current three and six month periods include a gain of $14.7 million and $10.1 million, respectively, related to the fair value adjustments for contingent consideration related to the Acessa acquisition. Excluding the fair value adjustment for contingent consideration, operating income for this business segment decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in operating expense, partially offset by an increase in gross profit from higher revenues. Gross margin was 59.5% and 61.1% in the current three and six month periods, respectively, compared to 62.3% and 64.4% in the corresponding periods in the prior year, respectively. The decrease in gross margin was primarily due to a decrease in product margins related to unfavorable product mix discussed above and higher amortization expense from intangible assets due to the Acessa acquisition.
Excluding the fair value adjustment for contingent consideration, operating expenses increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the inclusion in the current three and six month periods of Acessa expenses of $3.7 million and $7.9 million, respectively, increased spending on research and development projects, higher marketing initiative spend, higher consulting spend, higher compensation and benefits driven by our deferred compensation plan and bonus and higher commissions from the increase in sales, partially offset by a decrease in travel and trade show expenses.
Skeletal Health

	Three Months Ended				Six Months Ended
	March 27, 2021	March 28, 2020	Change		March 27, 2021	March 28, 2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$22.6	$23.7	$(1.1)	(4.6)%	$47.4	$47.2	$0.2	0.4%
Operating Income	$(0.2)	$1.7	$(1.9)	(111.8)%	$0.8	$2.6	$(1.8)	(69.2)%
Operating Income as a % of Segment Revenue	(1.0)%	7.2%			1.7%	5.5%
Skeletal Health revenues decreased in the current three month period and increased in the current six month period compared to the corresponding periods in the prior year primarily due to the change in product revenues discussed above.
Operating income for this business segment decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in gross profit from lower gross margins. Gross margin was 35.4% and 35.5% in the current three and six month periods, respectively, compared to 38.7% and 40.4% in the corresponding periods in the prior year, respectively. The decrease in gross margin was primarily due to lower sales volume and lower average selling prices of our Horizon DXA system.
Operating expenses increased in the current three month period compared to the corresponding period in the prior year primarily due to higher compensation and benefits. Operating expenses decreased in the current six month period compared to the corresponding period in the prior year primarily due to lower research and development expenses from reduced headcount, partially offset by higher compensation and benefits.
Medical Aesthetics

	Three Months Ended				Six Months Ended
	March 27, 2021	March 28, 2020	Change		March 27, 2021	March 28, 2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$—	$—	$—	—%	$—	$65.3	$(65.3)	(100.0)%
Operating Loss	$—	$(2.4)	$2.4	(100.0)%	$—	$(53.4)	$53.4	(100.0)%
Operating Loss as a % of Segment Revenue	—%	(100.0)%			—%	(81.8)%
Medical Aesthetics revenue and operating loss decreased in the current three and six month periods compared to the corresponding periods in the prior year due to the divestiture of the Medical Aesthetics segment on December 30, 2019, the first day of our second quarter of fiscal 2020. The operating loss in the second quarter of fiscal 2020 included an intangible assets and equipment impairment charges of $30.2 million.

LIQUIDITY AND CAPITAL RESOURCES
At March 27, 2021, we had $1,626.0 million of working capital and our cash and cash equivalents totaled $816.4 million. Our cash and cash equivalents balance increased by $115.4 million during the first six months of fiscal 2021 primarily due to cash generated from operating activities, partially offset by cash used in investing and financing activities.
In the first six months of fiscal 2021, our operating activities provided cash of $1,202.2 million, primarily due to net income of $1,272.8 million, non-cash charges for depreciation and amortization aggregating $188.0 million, stock-based compensation expense of $35.6 million, and a debt extinguishment loss of $21.6 million, partially offset by a decrease in deferred income taxes of $23.5 million primarily due to the amortization of intangible assets. Cash provided by operations was negatively impacted by a net cash outflow of $311.2 million from changes in our operating assets and liabilities. The net cash outflow was primarily driven by a $171.4 million increase in accounts receivable primarily due to an increase in our COVID-19 assay sales in our Diagnostics division, a decrease in accrued expenses of $50.1 million primarily due to net payments on accrued compensation primarily related to the annual bonuses, and interest payments, partially offset by an increase in accrued federal income taxes, an increase in inventory of $46.0 million primarily due to an increase in Diagnostics inventory to support the SARS-CoV-2 assay demand and production, and a reduction of prepaid income taxes of $46.6 million. These cash outflows were partially offset by an increase in accounts payable of $32.8 million primarily due to the timing of payments.
In the first six months of fiscal 2021, our investing activities used cash of $528.1 million primarily related to net cash paid for the acquisitions of Biotheranostics, Diagenode, and Somatex of $440.0 million and capital expenditures of $79.5 million, which primarily consisted of the placement of equipment under customer usage agreements and purchases of manufacturing equipment to expand capacity of our molecular diagnostics manufacturing facilities.
In the first six months of fiscal 2021, our financing activities used cash of $557.4 million primarily related to $970.8 million for the repayment of our 2025 Senior Notes, $250.0 million for the net repayment of amounts borrowed under our revolving credit line, $221.4 million for repurchases of our common stock, $46.7 million for the payment of employee taxes withheld for the net share settlement of vested restricted stock units and $37.5 million for scheduled principal payments under our 2018 Credit Agreement. Partially offsetting these uses of cash were net proceeds of $950.0 million under our 2029 Senior Notes and $33.6 million from our equity plans, primarily from the exercise of stock options.
Debt
We had total recorded debt outstanding of $2.75 billion at March 27, 2021, which was comprised of amounts outstanding under our 2018 Credit Agreement of $1.42 billion (principal of $1.43 billion), 2029 Senior Notes of $933.5 million (principal of $950.0 million), and 2028 Senior Notes of $395.0 million (principal of $400.0 million).
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
The borrowings of the 2018 Amended Term Loan bear interest at an annual rate equal to the Eurocurrency Rate (i.e., the LIBOR rate) plus an Applicable Rate, which was equal to 1.0% as of March 27, 2021. The borrowings of the 2018 Amended Revolver bear interest at a rate equal to the LIBOR Daily Floating Rate plus an Applicable Rate equal to 1.0% as of March 27, 2021. At March 27, 2021, borrowings under the 2018 Amended Term Loan were subject to an interest rate of 1.11%.

We are required to make scheduled principal payments under the 2018 Amended Term Loan in increasing amounts ranging from $9.375 million per three-month period commencing with the three-month period ending on December 27, 2019 to $28.125 million per three-month period commencing with the three-month period ending on December 29, 2022 and ending on September 29, 2023. The remaining balance of the 2018 Amended Term Loan after the scheduled principal payments, which was $1.2 billion as of March 27, 2021, and any amount outstanding under the 2018 Amended Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the 2018 Credit Agreement, we may be required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances and insurance recoveries (subject to certain reinvestment rights). These mandatory prepayments are required to be applied by us, first, to the 2018 Amended Term Loan, second, to any outstanding amount under any Swing Line Loans, third, to the 2018 Amended Revolver, fourth to prepay any outstanding reimbursement obligations with respect to Letters of Credit and fifth, to cash collateralize any Letters of Credit. Subject to certain limitations, the Company may voluntarily prepay any of the 2018 Credit Facilities without premium or penalty.
Borrowings are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Company and its U.S. subsidiaries, with certain exceptions. For example, borrowings under the 2018 Credit Agreement are not secured by those accounts receivable that are transferred to the special purpose entity under a qualifying accounts receivable securitization program.
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

The 2018 Credit Agreement contains two financial covenants (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each fiscal quarter. As of March 27, 2021, we were in compliance with these covenants.
The UK Financial Conduct Authority announced in 2017 that it intended to phase out LIBOR by the end of 2021, which has been extended to June 30, 2023. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts, including our 2018 Credit Agreement, and we cannot predict what alternative rate or benchmark would be negotiated or the extent to which this would adversely affect our interest rate and the effectiveness of our interest rate hedging activity.

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

Acquisitions
On April 8, 2021, we entered into an agreement to acquire Mobidiag Oy, or Mobidiag, for an purchase price of approximately $795 million (based upon current Euro conversion rates into U.S. Dollars). Mobidiag, located in Finland and France, manufactures molecular diagnostic solutions for gastrointestinal infections, antimicrobial resistance management and other infections. The closing is subject to customary closing conditions, including, among others, (i) our having obtained requisite clearances from Finnish and French governmental authorities, (ii) at least ninety percent (90%) of the equityholders of Mobidiag becoming party to the purchase agreement and (iii) compliance by the sellers with their obligations under the purchase agreement (subject to certain materiality thresholds). The purchase agreement also contains certain customary termination rights for us and the sellers, including, among other events, if the transaction has not been completed on or prior to August 6, 2021 (which date may be extended to September 5, 2021 under certain circumstances). Subject to the timely satisfaction or waiver of the conditions to closing, we expect this acquisition to close in the fourth quarter of fiscal 2021.
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

Our primary contingent consideration liability is from our acquisition of Acessa. We have an obligation to the former Acessa shareholders to make contingent payments based on a multiple of annual incremental revenue growth over a three-year period ending annually in December. There is no maximum earnout. Pursuant to ASC 805, the contingent consideration was deemed to be part of the purchase price, and we recorded our estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of the business, comparable companies revenue growth rates, implied volatility and applying a risk adjusted discount rate. At March 27, 2021 this liability was recorded at its fair value of $71.7 million, and no contingent payments have been earned or made.

Stock Repurchase Program

On December 9, 2020, the Board of Directors authorized a new share repurchase plan, which is effective for five years, to repurchase up to $1.0 billion of our outstanding common stock effective December 11, 2020. The prior plan was terminated in connection with this new authorization. During the second quarter of fiscal 2021, we repurchased 1.6 million shares of our common stock for a total consideration of $120.1 million. As of March 27, 2021, $880.0 million remained available under this authorization.

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

Future Liquidity Considerations

We expect to continue to review and evaluate potential strategic transactions that we believe will complement our current or future business. Subject to the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report, if any, as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 26, 2020 or any other of our subsequently filed reports, and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this MD&A, we believe that our cash and cash equivalents, cash flows from operations, and the cash available under our 2018 Amended Revolver will provide us with sufficient funds in order to fund our expected normal operations and debt payments over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our 2018 Credit Agreement, 2028 Senior Notes and 2029 Senior Notes. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 26, 2020.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, equity investments, foreign currency derivative (forward or option) contracts, interest rate swap agreements, insurance contracts, accounts payable and debt obligations. Except for our outstanding 2028 Senior Notes and 2029 Senior Notes, the fair value of these financial instruments approximates their carrying amount. The fair value of our 2028 Senior Notes and 2029 Senior Notes as of March 27, 2021 was $421.7 million and $932.2 million, respectively. Amounts outstanding under our 2018 Credit Agreement of $1.4 billion as of March 27, 2021 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
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
As noted above, as of March 27, 2021, there was $1.4 billion of aggregate principal outstanding under the 2018 Credit Agreement. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A hypothetical 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by approximately $0.2 million. We entered into an interest rate swap agreement to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding. The critical terms of the interest rate swap were designed to mirror the terms of our LIBOR-based borrowings under the 2018 Credit Agreement, and therefore the interest rate swap is highly effective at offsetting the cash flows being hedged. We designated this derivative instrument as a cash flow hedge of the variability of the LIBOR-based interest payments on $1.0 billion of principal. These interest rate swap contract expires on December 17, 2023.
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

We conduct business worldwide and maintain sales and service offices outside the United States as well as manufacturing facilities in Costa Rica and the United Kingdom. Our international sales are denominated in a number of currencies, primarily the Euro, U.S. dollar, UK Pound and Renminbi. The majority of our foreign subsidiaries' functional currency is the local currency, although certain foreign subsidiaries functional currency is the U.S. dollar based on the nature of their operations or functions. Our revenues denominated in foreign currencies are positively affected when the U.S. dollar weakens against them and adversely affected when the U.S. dollar strengthens. Fluctuations in foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency. We have executed forward foreign currency contracts and foreign currency option contracts to hedge a portion of results denominated in the Euro, UK Pound, Australian dollar, Japanese Yen, Chinese Yuan and Canadian dollar. These contracts do not qualify for hedge accounting. As a result, we may experience volatility in our Consolidated Statements of Income due to (i) the impact of unrealized gains and losses reported in other income (expense), net from the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other income (expense), net, whereas the offsetting economic gains and losses are reported in the line item of the underlying cash flow, for example, revenue.
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
As of March 27, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 27, 2021.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
December 27, 2020 – January 23, 2021	2,547	$71.05	—	$—	$—
January 24, 2021 – February 20, 2021	812	82.89	326,142	76.65	975.0
February 21, 2021 – March 27, 2021	663	74.64	1,278,289	74.32	880.0
Total	4,022	$74.04	1,604,431	$74.79	$880.0
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

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

2.1	Share Purchase Agreement, dated as of April 8, 2021, by and among Hologic, Inc. and certain sellers listed therein.	8-K	04/08/2021

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_______________

* Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	April 28, 2021	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	April 28, 2021	/s/ Karleen M. Oberton

Karleen M. Oberton
Chief Financial Officer (Principal Financial Officer)