Form 10-Q
period 2021-06-26
HOLOGIC INC
filed 2021-07-28
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 22, 2021, 253,487,389 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Revenues:
Product	$995.2	$701.6	$3,829.4	$2,024.5
Service and other	173.1	121.3	486.3	405.0
	1,168.3	822.9	4,315.7	2,429.5
Costs of revenues:
Product	303.9	225.1	889.1	685.9
Amortization of acquired intangible assets	68.1	62.9	194.2	189.4
Impairment of intangible assets and equipment	—	—	—	25.8
Service and other	94.7	68.8	264.7	232.7
Gross profit	701.6	466.1	2,967.7	1,295.7
Operating expenses:
Research and development	69.0	55.1	199.8	165.5
Selling and marketing	142.7	103.5	402.2	359.0
General and administrative	117.3	105.3	297.7	259.9
Amortization of acquired intangible assets	10.4	10.2	30.7	29.5
Impairment of intangible assets and equipment	—	—	—	4.4
Contingent consideration fair value adjustments	—	—	(10.1)	0.4
Restructuring and divestiture charges	3.6	1.0	6.6	4.8
	343.0	275.1	926.9	823.5
Income from operations	358.6	191.0	2,040.8	472.2
Interest income	0.4	0.5	1.1	4.0
Interest expense	(21.6)	(27.4)	(70.9)	(91.5)
Debt extinguishment loss	—	—	(21.6)	—
Other income (expense), net	0.1	4.3	1.1	0.1
Income before income taxes	337.5	168.4	1,950.5	384.8
Provision (benefit) for income taxes	69.4	32.0	409.6	(232.1)
Net income	$268.1	$136.4	$1,540.9	$616.9
Net loss attributable to noncontrolling interest	(0.3)	(1.5)	(1.8)	(3.4)
Net income attributable to Hologic	$268.4	$137.9	$1,542.7	$620.3
Net income per common share attributable to Hologic:
Basic	$1.05	$0.53	$5.98	$2.35
Diluted	$1.04	$0.53	$5.93	$2.34
Weighted average number of shares outstanding:
Basic	256,230	259,870	257,769	263,667
Diluted	258,581	261,047	260,371	265,092
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net income	$268.1	$136.4	$1,540.9	$616.9
Changes in foreign currency translation adjustment	(9.4)	1.4	(1.0)	4.3
Changes in value of hedged interest rate swaps and interest rate caps, net of tax of $1.0 and $2.2 for the three and nine months ended June 26, 2021 and $(1.5) and $(7.9) for the three and nine months ended June 27, 2020.

Gain (loss) recognized in other comprehensive income, net	3.0	(4.7)	8.0	(25.9)
Loss reclassified from accumulated other comprehensive loss to the statements of income	—	0.3	0.5	2.0
Other comprehensive (loss) income	(6.4)	(3.0)	7.5	(19.6)
Comprehensive income	$261.7	$133.4	$1,548.4	$597.3
Components of comprehensive income attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	0.3	1.5	1.8	3.4
Comprehensive loss attributable to noncontrolling interest	0.3	1.5	1.8	3.4
Comprehensive income attributable to Hologic	$262.0	$134.9	$1,550.2	$600.7
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	June 26, 2021	September 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$827.6	$701.0
Accounts receivable, less reserves	943.2	1,028.9
Inventories	502.9	395.1
Prepaid income taxes	63.0	38.8
Prepaid expenses and other current assets	81.5	58.5
Total current assets	2,418.2	2,222.3
Property, plant and equipment, net	551.1	491.5
Intangible assets, net	1,800.8	1,307.5
Goodwill	3,264.2	2,657.9
Other assets	556.3	516.6
Total assets	$8,590.6	$7,195.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$460.6	$324.9
Accounts payable	208.4	178.8
Accrued expenses	579.4	547.6
Deferred revenue	213.1	186.1
Finance lease obligations	3.1	1.9
Total current liabilities	1,464.6	1,239.3
Long-term debt, net of current portion	2,654.7	2,713.9
Finance lease obligations, net of current portion	22.9	17.4
Deferred income tax liabilities	284.8	201.8
Deferred revenue, net of current portion	15.0	12.9
Other long-term liabilities	271.5	303.2
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value –750,000 shares authorized; 296,945 and 295,107 shares issued, respectively	3.0	2.9
Additional paid-in-capital	5,936.2	5,904.8
Accumulated deficit	(30.5)	(1,573.2)
Treasury stock, at cost – 43,653 and 37,609 shares, respectively	(1,989.4)	(1,579.6)
Accumulated other comprehensive loss	(42.2)	(49.7)
Total Hologic's stockholders’ equity	3,877.1	2,705.2
Noncontrolling interest	—	2.1
Total stockholders’ equity	3,877.1	2,707.3
Total liabilities and stockholders’ equity	$8,590.6	$7,195.8
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock			Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount	Noncontrolling Interest
Balance at September 28, 2019	292,323	$2.9	$5,769.8	$(2,688.7)	$(42.3)	24,638	$(926.0)	$—	$2,115.7
Noncontrolling interest created in acquisition	—	—	—	—	—	—	—	8.6	8.6
Accounting standard transition adjustment - ASC 842	—	—	—	0.3	—	—	—	—	0.3
Exercise of stock options	540	—	13.8	—	—	—	—	—	13.8
Vesting of restricted stock units, net of shares withheld for employee taxes	476	—	(10.9)	—	—	—	—	—	(10.9)
Stock-based compensation	—	—	18.1	—	—	—	—	—	18.1
Net income (loss)	—	—	—	386.1	—	—	—	(0.3)	385.8
Other comprehensive income activity	—	—	—	—	13.6	—	—	—	13.6
Repurchase of common stock	—	—	—	—	—	1,545	(80.9)	—	(80.9)
Accelerated share repurchase agreement	—	—	(41.0)	—	—	3,279	(164.0)	—	(205.0)
Purchase of non-controlling interest	—	—	—	—	—	—	—	(1.4)	(1.4)
Balance at December 28, 2019	293,339	$2.9	$5,749.8	$(2,302.3)	$(28.7)	29,462	$(1,170.9)	$6.9	$2,257.7
Exercise of stock options	503	—	13.9	—	—	—	—	—	13.9
Vesting of restricted stock units, net of shares withheld for employee taxes	86	—	(1.6)	—	—	—	—	—	(1.6)
Common stock issued under the employee stock purchase plan	214	—	8.8	—	—	—	—	—	8.8
Stock-based compensation	—	—	15.7	—	—	—	—	—	15.7
Net income (loss)	—	—	—	96.3	—	—	—	(1.5)	94.8
Other comprehensive income activity	—	—	—	—	(30.2)	—	—	—	(30.2)
Repurchase of common stock	—	—	—	—	—	5,851	(267.6)	—	(267.6)
Completion of Accelerated share repurchase agreement	—	—	41.0	—	—	628	(41.0)	—	—
Purchase of non-controlling interest	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at March 28, 2020	294,142	$2.9	$5,827.6	$(2,206.0)	$(58.9)	35,941	$(1,479.5)	$5.1	$2,091.2
Exercise of stock options	533	—	14.4	—	—	—	—	—	14.4

Vesting of restricted stock units, net of shares withheld for employee taxes	9	—	(0.2)	—	—	—	—	—	(0.2)
Stock-based compensation	—	—	19.9	—	—	—	—	—	19.9
Net income (loss)	—	—	—	137.9	—	—	—	(1.5)	136.4
Other comprehensive income activity	—	—	—	—	(3.0)	—	—	—	(3.0)
Purchase of non-controlling interest	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at June 27, 2020	294,684	$2.9	$5,861.7	$(2,068.1)	$(61.9)	35,941	$(1,479.5)	$3.5	$2,258.6
Exercise of stock options	185	—	6.2	—	—	—	—	—	6.2
Vesting of restricted stock units, net of shares withheld for employee taxes	40	—	(1.5)	—	—	—	—	—	(1.5)
Common stock issued under the employee stock purchase plan	198	—	8.8	—	—	—	—	—	8.8
Stock-based compensation	—	—	29.6	—	—	—	—	—	29.6
Net income (loss)	—	—	—	494.9	—	—	—	(1.4)	493.5
Other comprehensive income activity	—	—	—	—	12.2	—	—	—	12.2
Repurchase of common stock	—	—	—	—	—	1,668	(100.1)	—	(100.1)
Balance at September 26, 2020	295,107	$2.9	$5,904.8	$(1,573.2)	$(49.7)	37,609	$(1,579.6)	$2.1	$2,707.3
Exercise of stock options	490	—	18.4	—	—	—	—	—	18.4
Vesting of restricted stock units, net of shares withheld for employee taxes	936	0.1	(46.5)	—	—	—	—	—	(46.4)
Stock-based compensation	—	—	18.6	—	—	—	—	—	18.6
Net income (loss)	—	—	—	654.4	—	—	—	(1.0)	653.4
Other comprehensive income activity	—	—	—	—	19.0	—	—	—	19.0
Repurchase of common stock	—	—	—	—	—	1,469	(101.3)	—	(101.3)
Balance at December 26, 2020	296,533	$3.0	$5,895.3	$(918.8)	$(30.7)	39,078	$(1,680.9)	$1.1	$3,269.0
Exercise of stock options	146	—	5.8	—	—	—	—	—	5.8
Vesting of restricted stock units, net of shares withheld for employee taxes	17	—	(0.3)	—	—	—	—	—	(0.3)
Common stock issued under the employee stock purchase plan	191	—	9.2	—	—	—	—	—	9.2
Stock-based compensation	—	—	17.1	—	—	—	—	—	17.1
Net income (loss)	—	—		619.9	—	—	—	(0.5)	619.4
Other comprehensive income activity	—	—	—	—	(5.1)	—	—	—	(5.1)

Repurchase of common stock	—	—	—	—	—	1,604	(120.1)	—	(120.1)
Balance at March 27, 2021	296,887	$3.0	$5,927.1	$(298.9)	$(35.8)	40,682	$(1,801.0)	$0.6	$3,795.0
Exercise of stock options	53	—	2.1	—	—	—	—	—	2.1
Vesting of restricted stock units, net of shares withheld for employee taxes	5	—	(0.2)	—	—	—	—	—	(0.2)
Stock-based compensation	—	—	15.4	—	—	—	—	—	15.4
Net income (loss)	—	—	—	268.4	—	—	—	(0.3)	268.1
Other comprehensive income activity	—	—	—	—	(6.4)	—	—	—	(6.4)
Repurchase of common stock	—	—	—	—	—	2,971	(188.4)	—	(188.4)
Purchase of non-controlling interest	—	—	(8.2)	—	—	—	—	(0.3)	(8.5)
Balance at June 26, 2021	296,945	$3.0	$5,936.2	$(30.5)	$(42.2)	43,653	$(1,989.4)	$—	$3,877.1

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	June 26, 2021	June 27, 2020
OPERATING ACTIVITIES
Net income	$1,540.9	$616.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64.2	62.8
Amortization of acquired intangibles	224.9	218.9
Stock-based compensation expense	51.0	53.7
Deferred income taxes	(44.3)	(63.3)
Intangible asset and equipment impairment charges	—	30.2
Debt extinguishment loss	21.6	—
Other adjustments and non-cash items	19.8	23.6
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	111.5	(130.5)
Inventories	(82.4)	(48.0)
Prepaid income taxes	(24.3)	(10.6)
Prepaid expenses and other assets	(22.3)	(290.0)
Accounts payable	9.4	(55.1)
Accrued expenses and other liabilities	(27.6)	40.5
Deferred revenue	22.6	5.5
Net cash provided by operating activities	1,865.0	454.6
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(1,163.3)	(43.2)
Net proceeds from sale of business	—	142.7
Capital expenditures	(71.2)	(53.2)
Increase in equipment under customer usage agreements	(43.4)	(44.9)
Purchase of intellectual property	(6.5)	—
Other activity	(2.1)	(5.1)
Net cash used in investing activities	(1,286.5)	(3.7)
FINANCING ACTIVITIES
Repayment of long-term debt	(56.3)	(36.4)
Proceeds from senior notes	950.0	—
Repayment of senior notes	(970.8)	—
Proceeds from revolving credit line	—	750.0
Repayment under revolving credit line	(250.0)	(250.0)
Proceeds from accounts receivable securitization agreement	320.0	16.0
Repayment under accounts receivable securitization agreement	—	(250.0)
Purchase of non-controlling interest	(8.5)	(1.8)
Payment of deferred acquisition consideration	—	(24.3)
Payment of debt issuance costs	(13.7)	—
Repurchase of common stock	(409.7)	(553.4)
Proceeds from issuance of common stock pursuant to employee stock plans	39.6	54.7
Payment of minimum tax withholdings on net share settlements of equity awards	(46.9)	(12.6)
Payments under finance lease obligations	(1.5)	(1.2)
Net cash used in financing activities	(447.8)	(309.0)
Effect of exchange rate changes on cash and cash equivalents	(4.1)	0.5
Net increase in cash and cash equivalents	126.6	142.4
Cash and cash equivalents, beginning of period	701.0	601.8
Cash and cash equivalents, end of period	$827.6	$744.2
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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and nine months ended June 26, 2021 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 25, 2021.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The purpose of ASU 2016-13 is to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses over the lifetime of the financial asset. As a result, credit losses are recorded when financial assets are established if credit losses are expected over the asset's contractual life. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted the standard during the first quarter of fiscal 2021. The adoption of ASU 2016-13 did not have a material effect on the Company's consolidated financial statements. See Note 8 for additional information.
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
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events affecting the unaudited consolidated financial statements as of and for the three and nine months ended June 26, 2021.

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

	Three Months Ended June 26, 2021			Three Months Ended June 27, 2020
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$73.9	$42.0	$115.9	$40.3	$23.8	$64.1
Molecular Diagnostics	270.1	266.3	536.4	391.0	69.3	460.3
Blood Screening	13.2	—	13.2	7.8	—	7.8
Total	$357.2	$308.3	$665.5	$439.1	$93.1	$532.2

Breast Health:
Breast Imaging	$218.4	$61.9	$280.3	$145.6	$47.6	$193.2
Interventional Breast Solutions	54.8	13.9	68.7	25.0	5.8	30.8
Total	$273.2	$75.8	$349.0	$170.6	$53.4	$224.0

GYN Surgical	$103.9	$24.0	$127.9	$42.1	$9.4	$51.5

Skeletal Health	$15.6	$10.3	$25.9	$9.0	$6.2	$15.2
	$749.9	$418.4	$1,168.3	$660.8	$162.1	$822.9

	Nine Months Ended June 26, 2021			Nine Months Ended June 27, 2020
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$230.8	$127.1	$357.9	$191.1	$107.6	$298.7
Molecular Diagnostics	1,561.7	905.3	2,467.0	683.0	146.5	829.5
Blood Screening	33.3	—	33.3	35.0	—	35.0
Total	$1,825.8	$1,032.4	$2,858.2	$909.1	$254.1	$1,163.2

Breast Health:
Breast Imaging	$619.5	$198.3	$817.8	$541.1	$177.1	$718.2
Interventional Breast Solutions	164.9	35.3	200.2	120.4	24.2	144.6
Total	$784.4	$233.6	$1,018.0	$661.5	$201.3	$862.8

GYN Surgical	$296.8	$69.4	$366.2	$227.6	$48.3	$275.9

Medical Aesthetics	$—	$—	$—	$30.9	$34.4	$65.3

Skeletal Health	$44.7	$28.6	$73.3	$39.4	$22.9	$62.3
	$2,951.7	$1,364.0	$4,315.7	$1,868.5	$561.0	$2,429.5

	Three Months Ended		Nine Months Ended
Geographic Regions (in millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
United States	$749.9	$660.8	$2,951.7	$1,868.5
Europe	289.0	101.7	963.9	322.9
Asia-Pacific	89.6	43.7	268.1	155.5
Rest of World	39.8	16.7	132.0	82.6
	$1,168.3	$822.9	$4,315.7	$2,429.5

The following table provides revenue recognized by source:

	Three Months Ended		Nine Months Ended
Revenue by type (in millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Disposables	$797.7	$588.1	$3,239.2	$1,511.4
Capital equipment, components and software	197.5	113.5	590.2	513.1
Service	158.4	116.4	437.2	388.6
Other	14.7	4.9	49.1	16.4
	$1,168.3	$822.9	$4,315.7	$2,429.5

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

Remaining Performance Obligations

As of June 26, 2021, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $804.4 million. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations in the Company's Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 11% of this amount as revenue in 2021, 36% in 2022, 25% in 2023, 16% in 2024, and 12% thereafter. The Company has applied the practical expedient to not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company's Breast Health and Skeletal Health reportable segments and, until December 30, 2019, the divested Medical Aesthetics segment. Contract liabilities are classified as other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. The Company recognized revenue of $20.1 million and $100.9 million for the three and nine months ended June 26, 2021, respectively, that was included in the contract liability balance at September 26, 2020. The Company recognized $18.0 million and $95.5 million for the three and nine months ended June 27, 2020, respectively, that was included in the contract liability balance at September 28, 2019.

(3) Leases
Lessor Activity - Leases where Hologic is the Lessor

Certain assets, primarily diagnostics instruments, are leased to customers under contractual arrangements that typically include an operating lease and performance obligations for disposables, reagents and other consumables. These contractual arrangements are subject to termination provisions which are evaluated in determining the lease term for lease accounting purposes. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where instruments are provided under operating lease arrangements, some portion or the entire lease revenue may be variable and subject to subsequent non-lease component (e.g., reagent) sales. Sales-type leases are immaterial. The allocation of revenue between the lease and non-lease components is based on stand-alone selling prices. Lease revenue represented less than 5% of the Company's consolidated revenue for all periods presented.

(4) Fair Value Measurements
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company has investments in derivative instruments comprised of an interest rate swap, forward foreign currency contracts and foreign currency option contracts, which are valued using analyses obtained from independent third party valuation specialists based on market observable inputs, representing Level 2 measurements. The fair values of these derivative contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 9 for further discussion and information on derivative instruments.
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at June 26, 2021:

		Fair Value at Reporting Date Using
	Balance as of June 26, 2021	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency option contracts	$0.1	$—	$0.1	$—
Total	$0.1	$—	$0.1	$—
Liabilities:
Contingent consideration	$71.7	$—	$—	$71.7
Interest rate swap	21.0	—	21.0	—
Forward foreign currency contracts	1.7	—	1.7	—
Total	$94.4	$—	$22.7	$71.7
Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, during the three and nine month periods ended June 26, 2021 and June 27, 2020 were as follows:

	Three Month Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Balance at beginning of period	$71.7	$0.8	$81.8	$9.1
Contingent consideration recorded at acquisition	—	—	—	0.9
Fair value adjustments	—	—	(10.1)	0.4
Payments	—	—	—	(9.6)
Balance at end of period	$71.7	$0.8	$71.7	$0.8

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill. There were no such remeasurements to equity investments in the three and nine months ended June 26, 2021 and June 27, 2020. During the first quarter of fiscal 2020, the Company's Medical Aesthetics division met the criteria to be classified as assets-held-for sale, and the Company recorded a $30.2 million loss to record the asset group at its fair value less costs to sell. This was a level 1 measurement. See Note 6 for additional information.
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

Amounts outstanding under the Company’s 2018 Credit Agreement (as defined below) of $1.4 billion aggregate principal as of June 26, 2021 are subject to variable interest rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2028 Senior Notes and 2029 Senior Notes had fair values of $420.8 million and $940.0 million, respectively, as of June 26, 2021 based on their trading prices, representing Level 1 measurements. Refer to Note 7 for the carrying amounts of the various components of the Company’s debt.

(5) Business Combinations

Fiscal 2021 Acquisitions

Mobidiag Oy

On June 17, 2021, the Company completed the acquisition of Mobidiag Oy ("Mobidiag"), for a purchase price of $729.6 million. Mobidiag, located in Finland, manufactures molecular diagnostic solutions for gastrointestinal infections, antimicrobial resistance management and other infections. Mobidiag's results of operations are reported in the Company's Diagnostics reportable segment from the date of acquisition.
The total purchase price was allocated to Mobidiag's preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values as of June 17, 2021, as set forth below.

Cash	$6.8
Accounts receivable	8.7
Inventory	11.9
Other assets	26.6
Accounts payable and accrued expenses	(18.2)
Other liabilities	(7.9)
Identifiable intangible assets:
Developed technology	284.0
In-process research and development	103.0
Customer relationships	26.3
Trade names	21.0
Long-term debt	(66.0)
Deferred income taxes, net	(72.8)
Goodwill	406.2
Purchase Price	$729.6

In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Mobidiag's business. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities, including but not limited to the estimation of the fair value of the identifiable intangible assets, long-term debt, and deferred income taxes.
As part of the preliminary purchase price allocation, the Company determined the identifiable intangible assets are development technology, in-process research and development ("IPR&D"), customer relationships and trade names. The preliminary fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using rates ranging from 14.5% to 16.0%. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.
The developed technology assets are comprised of know-how, patents and technologies embedded in Mobidiag's products and relate to currently marketed products. The developed technology assets comprise the primary product families under the Novodiag and Amplidiag technology platforms.

IPR&D projects relate to in-process projects that have not reached technological feasibility as of the acquisition date and have no alternative future use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the underlying project or expected commercial release depending on the project. The Company recorded, on a preliminary basis, $103.0 million of IPR&D related to three projects. The Company expects to complete these three projects over the next three years. Given the uncertainties inherent with product development and introduction, there can be no assurance that any of the Company's product development efforts will be successful, completed on a timely basis or within budget, if at all. All of the IPR&D assets were valued using the income approach.
The preliminary estimate of the weighted average life for the developed technology assets range from 10 to 12 years, customer relationships range from 5 to 11 years, and tradenames range from 10 to 12 years. The preliminary calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the preliminary amount of goodwill were primarily based on anticipated strategic and synergistic benefits that are expected to be realized from the Mobidiag acquisition. These benefits include expanding the Company's molecular diagnostics portfolio into the near-patient testing market and utilizing Diagnostic's sales and regulatory expertise to drive adoption and revenue growth. None of the goodwill is expected to be deductible for income tax purposes.

Biotheranostics

On February 22, 2021, the Company completed the acquisition of Biotheranostics, Inc. ("Biotheranostics"), for a purchase price of $231.3 million. Biotheranostics, located in San Diego, California, manufactures molecular diagnostic tests for breast and metastatic cancers and performs the lab testing procedures at its facility. Biotheranostics' results of operations are reported in the Company's Diagnostics reportable segment from the date of acquisition and its revenues are reported within Service and other revenue in the Company's Consolidated Statements of Income and within service revenue in our disclosure of disaggregated revenue in Note 2.

The total purchase price was allocated to Biotheranostics' preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values as of February 22, 2021, as set forth below.

Cash	$9.6
Accounts receivable	2.9
Other assets	6.5
Accounts payable and accrued expenses	(8.2)
Other liabilities	(8.1)
Identifiable intangible assets:
Developed technology	160.3
Trade names	2.1
Deferred income taxes, net	(18.4)
Goodwill	84.6
Purchase Price	$231.3

In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Biotheranostics' business. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities, the estimation of the fair value of the identifiable intangible assets, and income taxes.

As part of the preliminary purchase price allocation, the Company determined the identifiable intangible assets are developed technology and trade names. The preliminary fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 18.0% rate. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The weighted average life of developed technology and trade names is 10 years. The preliminary calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the preliminary amount of goodwill were primarily based on anticipated synergistic benefits of adding Biotheranostics' CLIA (Clinical

Laboratory Improvement Amendments) lab to the Company's portfolio of offerings and utilizing Diagnostic's marketing and regulatory expertise to drive adoption and revenue growth. None of the goodwill is expected to be deductible for income tax purposes.

Diagenode

On March 1, 2021, the Company completed the acquisition of Diagenode SA ("Diagenode") for a purchase price of $155.1 million. Diagenode, located in Belgium, is a developer and manufacturer of molecular diagnostic assays based on PCR (polymerase chain reaction) technology to detect infectious diseases of bacterial, viral or parasite origin. Diagenode's results of operations are reported in the Company's Diagnostics reportable segment from the date of acquisition.

The total purchase price was allocated to Diagenode's preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values as of March 1, 2021, as set forth below.

Cash	$5.6
Accounts receivable	9.3
Inventory	9.0
Other assets	13.9
Accounts payable and accrued expenses	(12.8)
Other liabilities	(9.2)
Identifiable intangible assets:
Developed technology	69.8
Customer relationships	9.2
Deferred income taxes, net	(19.3)
Goodwill	79.6
Purchase Price	$155.1

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

Somatex Medical Technologies

On December 30, 2020, the Company completed the acquisition of Somatex Medical Technologies GmbH ("Somatex") for a purchase price of $62.9 million. Somatex, located in Germany, is a manufacturer of biopsy site markers, including the Tumark product line of tissue markers, which were distributed by the Company in the U.S. prior to the acquisition. The allocation of the purchase price is based on the Company's preliminary valuation, and it allocated $38.0 million to the preliminary value of developed technology, $1.2 million to customer relationships, $0.9 million to trade names and $32.4 million to goodwill. The remaining $9.6 million of the purchase price was allocated to the net acquired tangible assets and liabilities. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities. Somatex' results of operations are reported in the Company's Breast Health reportable segment from the date of acquisition.

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

The contingent payments are based on a multiple of annual incremental revenue growth over a three-year period ending annually in December. There is no maximum earnout. Pursuant to ASC 805, Business Combinations, the Company recorded its estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, comparable companies revenue growth rates, implied volatility and applying a risk adjusted discount rate. Each quarter the Company will be required to remeasure the fair value of the liability as assumptions change and such adjustments will be recorded in operating expenses. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820, Fair Value Measurements. This fair value measurement is directly impacted by the Company's estimate of future incremental revenue growth of the business. Accordingly, if actual revenue growth is higher or lower than the estimates within the fair value measurement, the Company would record additional charges or benefits, respectively. There was no remeasurement for the three months ended June 26, 2021. For the nine months ended June 26, 2021, the Company remeasured the contingent consideration liability and recorded a gain of $10.1 million to record the liability at fair value. The reduction in fair value was primarily due to a decrease in forecasted revenues over the measurement period.

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

As part of the preliminary purchase price allocation, the Company determined the identifiable intangible assets were developed technology and trade names. The preliminary fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using an 18.0% rate. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The weighted average life of developed technology and trade names was 10 years. The preliminary calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the preliminary amount of goodwill were based on anticipated synergistic benefits of Acessa's products being complementary to the GYN Surgical portfolio of products and utilizing the GYN Surgical sales force to drive adoption and revenue growth. None of the goodwill is expected to be deductible for income tax purposes.

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

Alpha Imaging

On December 30, 2019, the Company completed the acquisition of assets from Alpha Imaging, LLC ("Alpha Imaging"), for a purchase price of $18.0 million, which included a hold-back of $1.0 million and contingent consideration, which the Company has estimated at $0.9 million. The contingent consideration was payable upon shipment of backlog orders entered into by Alpha Imaging prior to the acquisition. Alpha Imaging was a long-standing distributor of the Company's Breast and Skeletal products in the U.S. The majority of the purchase price was allocated to a customer relationships intangible asset with a useful life of 5 years.

SuperSonic Imagine

On August 1, 2019, the Company purchased 46% of the outstanding shares of SuperSonic Imagine ("SSI") for $18.2 million. SSI was a public company located in Aix-en-Provence, France that manufactures and markets ultrasound medical imaging equipment. In September 2019, the Company launched a cash tender offer to acquire the remaining outstanding shares for a price of €1.50 per share in cash. The Company determined that SSI was a Variable Interest Entity (“VIE”) but it was not the primary beneficiary as it was not a party to the initial design of the entity nor did it have control over SSI's operations until November 21, 2019 when the Company's ownership of SSI's voting stock exceeded 50%. Accordingly, the Company initially accounted for this investment under the equity method of accounting.

On November 21, 2019, the Company acquired an additional 7.6 million shares of SSI for $12.6 million. As a result, the Company's ownership interest increased to approximately 78% of the outstanding common shares of SSI at November 21, 2019, and it now controlled SSI's voting interest and operations. The Company performed purchase accounting as of November 21, 2019 and beginning on that date the financial results of SSI are included within the Company's consolidated financial statements, specifically the Breast Health reportable segment. The Company remeasured the initial investment of 46% of the outstanding shares of SSI to its fair value at the acquisition date, resulting in a gain of $3.2 million recorded to other income (expense), net in the first quarter of fiscal 2020. The total accounting purchase price was $69.3 million, which consisted of $17.9 million for the equity method investment in SSI, $12.6 million for shares acquired on November 21, 2019, $30.2 million for loans the Company provided to SSI prior to the acquisition to pay-off pre-existing loans and fund operations that are considered forgiven, and $8.6 million representing the fair value of the noncontrolling interest as of November 21, 2019. The Company purchased an additional 1.1 million outstanding shares in fiscal 2020 for $1.8 million. In the third quarter of fiscal 2021, the Company purchased the remaining 4.8 million shares outstanding for $8.5 million, and as of June 26, 2021, the Company owned 100% of the outstanding shares of SSI.

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

As a result of this transaction, the Medical Aesthetics asset group was designated as assets held-for-sale in the first quarter of fiscal 2020. Pursuant to ASC 360, Impairment and Disposal of Long-Lived Assets, asset groups under this designation are required to be recorded at fair value less costs to sell. The Company determined that this disposal did not qualify as a discontinued operation as the sale of the Medical Aesthetics business was deemed to not be a strategic shift having or will have a major effect on the Company's operations and financial results. Based on the terms in the agreement of the sales price and formula for net working capital and related adjustments, its estimate of the fair value for transition services and the amount that must be carved out of the sale proceeds, and liabilities the Company will retain or for which it has agreed to indemnify CD&R, the Company recorded an impairment charge of $30.2 million in the first quarter of fiscal 2020. The impairment charge was allocated to Medical Aesthetics long-lived assets, of which $25.8 million was allocated to cost of product revenues and $4.4 million to operating expenses.

In the first quarter of fiscal 2020, this business incurred a loss from operations of $46.5 million, which excludes corporate allocations. The operating expenses include only those that were incurred directly by and were retained by the disposed business. The Company will continue to incur expenses related to this business under the indemnification provisions primarily related to legal and tax matters that existed as of the date of disposition. These expenses were not significant in the first, second and third quarters of fiscal 2021.

(7) Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	June 26, 2021	September 26, 2020
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$74.8	$74.9
Revolver	—	250.0
Securitization Program	320.0	—
Other	65.8	—
Total current debt obligations	$460.6	$324.9
Long-term debt obligations, net of debt discount and issuance costs:
Term Loan	1,325.5	1,379.9
2025 Senior Notes	—	939.4
2028 Senior Notes	395.2	394.6
2029 Senior Notes	934.0	—
Total long-term debt obligations	$2,654.7	$2,713.9
Total debt obligations	$3,115.3	$3,038.8
2018 Amended and Restated Credit Agreement
On December 17, 2018, the Company and certain of its subsidiaries refinanced its term loan and revolving credit facility by entering into an Amended and Restated Credit and Guaranty Agreement as of December 17, 2018 (the "2018 Credit Agreement") with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders. The 2018 Credit Agreement amended and restated the Company's prior credit and guaranty agreement dated as of October 3, 2017 (the "2017 Credit Agreement"). As of June 26, 2021, the principal amount outstanding of the term loan under the 2018 Credit Agreement (the "Term Loan") was $1.4 billion. The Term Loan bears interest at an annual rate equal to the Eurocurrency Rate (i.e., the LIBOR rate) plus an Applicable Rate, which was 1.00% as of June 26, 2021.

The Company also has a $1.5 billion revolving credit facility (the "Revolver") under the 2018 Credit Agreement. The borrowings of the Revolver bear interest at a rate equal to the LIBOR Daily Floating Rate plus an Applicable Rate, which was 1.00% as of June 26, 2021. In response to the market uncertainties created by the COVID-19 pandemic in March 2020, the Company borrowed $750.0 million under the Revolver, $250.0 million of which, at the time, was used to pay off amounts outstanding under the asset securitization agreement, in order to have sufficient cash on hand. During the first quarter of fiscal 2021, the Company paid off the remaining outstanding balance of $250.0 million. As of June 26, 2021, the full amount of the Revolver was available to borrow by the Company.

Interest expense, weighted average interest rates, and the interest rate at the end of period under the Credit Agreements were as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Interest expense	$5.1	$11.4	$17.0	$38.0
Weighted average interest rate	1.10%	1.68%	1.15%	2.52%
Interest rate at end of period	1.09%	1.55%	1.09%	1.55%

The 2018 Credit Agreement contains two financial covenants; a total leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter. These terms, and calculations thereof, are defined in further detail in the 2018 Credit Agreement. As of June 26, 2021, the Company was in compliance with these covenants.

Senior Notes

On September 28, 2020, the Company completed a private placement of $950 million aggregate principal amount of its 3.250% Senior Notes due 2029 (the "2029 Senior Notes") at an offering price of 100% of the aggregate principal amount of the 2029 Senior Notes. The Company used the net proceeds of the 2029 Senior Notes offering and cash on hand to redeem in full its 4.375% Senior Notes due 2025 (the "2025 Senior Notes") in the aggregate principal amount of $950.0 million on October 15, 2020 at an aggregate redemption price of $970.8 million, which included a premium payment $20.8 million.

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

2028 Senior Notes

As of June 26, 2021, the Company had 4.625% Senior Notes due 2028 (the "2028 Senior Notes") outstanding in the aggregate principal balance of $400 million. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries and mature on February 1, 2028.
2029 Senior Notes

As of June 26, 2021, the Company had 2029 Senior Notes outstanding in the aggregate principal balance of $950 million. The 2029 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries. The 2029 Senior Notes mature on February 15, 2029 and bear interest at the rate of 3.250% per year, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2021.

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

The Company evaluated the 2029 Senior Notes for derivatives pursuant to ASC 815, Derivatives and Hedging, and did not identify any embedded derivatives that require bifurcation. All features were deemed to be clearly and closely related to the host instrument.

Interest expense for the 2029 Senior Notes, 2028 Senior Notes and 2025 Senior Notes was as follows:

		Three Months Ended		Nine Months Ended
		June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	Interest Rate	Interest Expense	Interest Expense	Interest Expense	Interest Expense
2025 Senior Notes	4.375%	$—	$10.9	$—	$32.7
2028 Senior Notes	4.625%	4.8	4.8	14.4	14.4
2029 Senior Notes	3.250%	8.2	—	24.5	—
Total		$13.0	$15.7	$38.9	$47.1
Accounts Receivable Securitization Program

In response to the market uncertainties created by the COVID-19 pandemic, on March 26, 2020, the Company paid-off the total amount outstanding of $250.0 million previously borrowed under the Accounts Receivable Securitization Program (the "Securitization Program"). On April 13, 2020, the Company amended the Credit and Security agreement with the lenders, temporarily suspending the ability to borrow and the need to comply with covenants for up to a year. On June 11, 2021, the Company amended and restated the Credit and Security agreement to restart the Securitization Program and increase the maximum borrowing amount to $320.0 million. Loans outstanding under the Securitization Program bear interest at LIBOR plus an applicable margin for defined tranches. As of June 26, 2021, there was $320.0 million outstanding under this program. The weighted average interest rate under the Securitization Program was 0.78% as of June 26, 2021.

Other

Other represents debt acquired in the Mobidiag acquisition, which is primarily with the European Investment Bank ("EIB"). Multiple tranches were withdrawn under the agreement and were primarily used to fund research and development projects and expansion efforts. The debt agreement contains change-in-control provisions allowing the EIB to call the debt at any time after a change-in-control, which occurred as a result of Hologic acquiring Mobidiag. Accordingly, the Company has classified the debt as current. The tranches withdrawn under this agreement have interest rates ranging from 6.0% to 7.0%. The debt agreement includes additional payments to the EIB based on revenues generated by products developed under the funding as well as prepayment penalties.

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
The following is a rollforward of the allowance for credit losses as of June 26, 2021 compared to June 27, 2020:

	Balance at Beginning of Period	Credit Loss	Divested	Write- offs and Payments	Balance at End of Period
Nine Months Ended
June 26, 2021	$31.6	$11.6	$—	$(3.4)	$39.8
June 27, 2020	$17.8	$19.1	$(5.8)	$(3.9)	$27.2

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
The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR-based borrowings under its Credit Agreement, that has been amended multiple times, and therefore are highly effective at offsetting the cash flows being hedged. The Company designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal, which ended on December 27, 2019 (the first quarter of fiscal 2020) for the contracts entered into in fiscal 2018, and on December 23, 2020 (the first quarter of fiscal 2021) for the interest rate cap agreements entered into in fiscal 2019.
The interest rate cap agreements matured as of December 26, 2020.
Interest Rate Swap - Cash Flow Hedge
In fiscal 2019, in order to hedge a portion of its variable rate debt beyond the contracted period under interest cap agreements, the Company entered into an interest rate swap contract with an effective date of December 23, 2020 and a termination date of December 17, 2023. The notional amount of this swap is $1.0 billion. The interest rate swap effectively fixes the LIBOR component of the variable interest rate on $1.0 billion of the notional amount under the 2018 Credit Agreement at 1.23%. The critical terms of the interest rate swap are designed to mirror the terms of the Company’s LIBOR-based borrowings under its credit agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the LIBOR-based interest payments on $1.0 billion of principal. Therefore, changes in the fair value of the swap are recorded in AOCI. The fair value of this derivative was in a liability position of $21.0 million as of June 26, 2021.
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

Realized and unrealized gains and losses from these contracts, which were the only derivative contracts not designated for hedge accounting, for the three and nine months ended June 26, 2021 and June 27, 2020, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Amount of realized gain (loss) recognized in income
Forward foreign currency contracts	$(7.0)	$0.5	$(6.5)	$0.6
Foreign currency option contracts	(1.4)	(0.5)	(4.4)	(1.3)
	$(8.4)	$—	$(10.9)	$(0.7)
Amount of unrealized gain (loss) recognized in income
Forward foreign currency contracts	$1.5	$(1.8)	$(2.0)	$(0.6)
Foreign currency option contracts	0.4	(0.2)	(5.5)	(0.5)
	$1.9	$(2.0)	$(7.5)	$(1.1)
Amount of gain (loss) recognized in income
Total	$(6.5)	$(2.0)	$(18.4)	$(1.8)
As of June 26, 2021, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar of certain of our cash balances denominated in the Euro and UK pound, as well as forecasted transactions denominated in the Euro, UK pound, Australian Dollar, Canadian Dollar, Chinese Yuan and Japanese Yen with an aggregate notional amount of $253.8 million. As of June 26, 2021, the Company had outstanding foreign currency option contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar of forecasted transactions denominated in the Euro and UK Pound with a notional amount of $65.0 million.
Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of June 26, 2021:

	Balance Sheet Location	June 26, 2021	September 26, 2020
Assets:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$—	$1.1
Foreign currency option contracts	Prepaid expenses and other current assets	0.1	10.1
		$0.1	$11.2

Liabilities:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contract	Accrued expenses	$11.1	$8.2
Interest rate swap contract	Other long-term liabilities	9.9	23.0
Total		$21.0	$31.2
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$1.7	$—
The following table presents the unrealized gain (loss) recognized in AOCI related to the interest rate caps and interest rate swap for the following reporting periods:

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Amount of gain (loss) recognized in other comprehensive income, net of taxes:
Interest rate swap	$3.0	$(4.6)	$8.2	$(25.4)
Interest rate cap agreements	—	(0.1)	(0.2)	(0.5)
Total	$3.0	$(4.7)	$8.0	$(25.9)

(10) Commitments and Contingencies
Litigation and Related Matters

On November 6, 2015, the Company filed a suit against Minerva Surgical, Inc. (“Minerva”) in the United States District Court for the District of Delaware, alleging that Minerva’s endometrial ablation device infringes U.S. Patent 6,872,183 (the '183 patent), U.S. Patent 8,998,898 and U.S. Patent 9,095,348 (the '348 patent). On January 25, 2016, the Company amended the complaint to include claims against Minerva for unfair competition, deceptive trade practices and tortious interference with business relationships. On February 5, 2016, the Company filed a second amended complaint to additionally allege that Minerva’s endometrial ablation device infringes U.S. Patent 9,247,989 (the '989 patent). On March 4, 2016, Minerva filed an answer and counterclaims against the Company, seeking declaratory judgment on the Company’s claims and asserting claims against the Company for unfair competition, deceptive trade practices, interference with contractual relationships, breach of contract and trade libel. On June 2, 2016, the Court denied the Company’s motion for a preliminary injunction on its patent claims and denied Minerva’s request for preliminary injunction related to the Company’s alleged false and deceptive statements regarding the Minerva product. On June 28, 2018, the Court granted the Company's summary judgment motions on infringement and no invalidity with respect to the ‘183 and ‘348 patents. The Court also granted the Company’s motion for summary judgment on assignor estoppel, which bars Minerva’s invalidity defenses or any reliance on collateral findings regarding invalidity from inter partes review proceedings. The Court also denied all of Minerva’s defenses, including its motions for summary judgment on invalidity, non-infringement, no willfulness, and no unfair competition. On July 27, 2018, after a two-week trial, a jury returned a verdict that: (1) awarded the Company $4.8 million in damages for Minerva’s infringement; (2) found that Minerva’s infringement was not willful; and (3) found for the Company regarding Minerva’s counterclaims. Damages continued to accrue as Minerva continues its infringing conduct. On May 2, 2019, the Court issued rulings that denied the parties' post-trial motions, including the Company's motion for a permanent injunction seeking to prohibit Minerva from selling infringing devices. Both parties appealed the Court's rulings regarding the post-trial motions. On March 4, 2016, Minerva filed two petitions at the USPTO for inter partes review of the '348 patent. On September 12, 2016, the PTAB declined both petitions to review patentability of the '348 patent. On April 11, 2016, Minerva filed a petition for inter partes review of the '183 patent. On October 6, 2016, the PTAB granted the petition and instituted a review of the '183 patent. On December 15, 2017, the PTAB issued a final written decision invalidating all claims of the ‘183 patent. On February 9, 2018 the Company appealed this decision to the United States Court of Appeals for the Federal Circuit ("Court of Appeals"). On April 19, 2019, the Court of Appeals affirmed the PTAB's final written decision regarding the '183 patent. On July 16, 2019, the Court of Appeals denied the Company’s petition for rehearing in the appeal regarding the '183 patent. On April 22, 2020, the Court of Appeals affirmed the district court’s summary judgment ruling in favor of the Company of no invalidity and infringement, and summary judgment that assignor estoppel bars Minerva from challenging the validity of the ‘348 patent. The Court of Appeals also denied the Company’s motion for a permanent injunction and ongoing royalties for infringement of the ‘183 patent. The Court of Appeals denied Minerva’s arguments for no damages or, alternatively, a new trial. On May 22, 2020 both parties petitioned for en banc review of the Court of Appeals decision. On July 22, 2020, the Court of Appeals denied both parties' petitions for en banc review. On August 28, 2020, the district court entered final judgment against Minerva but stayed execution pending resolution of Minerva’s petition for Supreme Court review. On September 30, 2020, Minerva filed a petition requesting Supreme Court review on the issue of assignor estoppel. On November 5, 2020, Hologic filed a cross-petition requesting Supreme Court review on the issue of assignor estoppel. On January 8, 2021, the Supreme Court granted Minerva’s petition to address the issue of assignor estoppel and denied Hologic's petition. Oral argument before the Supreme Court was held on April 21, 2021. On June 29, 2021, the Supreme Court ruled 5-4 to uphold but narrow assignor estoppel but limited its application to situations in which an assignor’s claim of invalidity contradicts a prior representation the assignor made in assigning the patent. The Court also vacated the ruling of the Court of Appeals and remanded the case for further proceedings consistent with its opinion.

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

As described in Note 6, the Company has agreed to indemnify CD&R for certain legal matters related to the Medical Aesthetics business that existed at the date of disposition. The Company currently has $8.5 million accrued for such matters as of June 26, 2021. While the Company believes the estimated amounts accrued are reasonable, certain matters are still ongoing and additional accruals could be recorded in the future.

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

(11) Net Income Per Share
A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Basic weighted average common shares outstanding	256,230	259,870	257,769	263,667
Weighted average common stock equivalents from assumed exercise of stock options and issuance of stock units	2,351	1,177	2,602	1,425
Diluted weighted average common shares outstanding	258,581	261,047	260,371	265,092
Weighted-average anti-dilutive shares related to:
Outstanding stock options	648	1,597	513	1,521
Stock Units	5	3	2	5

(12) Stock-Based Compensation
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Cost of revenues	$1.9	$1.4	$6.4	$5.2
Research and development	1.4	1.7	6.2	6.3
Selling and marketing	2.3	2.3	7.7	7.9
General and administrative	8.9	14.5	29.8	31.9
Restructuring	0.9	—	0.9	2.4
	$15.4	$19.9	$51.0	$53.7
The Company granted options to purchase 0.6 million and 0.9 million shares of the Company's common stock during the nine months ended June 26, 2021 and June 27, 2020, respectively, with weighted-average exercise prices of $68.62 and $45.54, respectively. There were 4.4 million options outstanding at June 26, 2021 with a weighted-average exercise price of $44.51.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Risk-free interest rate	0.4%	1.7%	0.4%	1.7%
Expected volatility	35.0%	33.6%	35.0%	33.6%
Expected life (in years)	4.8	4.8	4.8	4.8
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$19.17	$9.90	$20.07	$13.79
The Company granted 0.5 million and 0.8 million restricted stock units (RSUs) during the nine months ended June 26, 2021 and June 27, 2020, respectively, with weighted-average grant date fair values of $68.45 and $45.67 per unit, respectively. In addition, the Company granted 0.1 million and 0.1 million performance stock units (PSUs) during the nine months ended June 26, 2021 and June 27, 2020, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $68.51 and $45.38 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company also granted 0.1 million and 0.1 million of PSUs based on a one-year free cash flow measure (FCF) to its senior management team, which had a grant date fair value of $68.51 and $45.38 per unit during the nine months ended June 26, 2021 and June 27, 2020, respectively. Each recipient of FCF PSUs is eligible to receive between zero and 200% of the target number of shares of the Company's common stock at the end of the one-year measurement period, but the FCF PSUs vest at the end of the three year service period. The PSUs and FCF PSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million and 0.1 million market-based awards (MSUs) to its senior management team during the nine months ended June 26, 2021 and June 27, 2020, respectively. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $82.51 and $43.54 per share using the Monte Carlo simulation model. These awards cliff-vest three years from the date of grant, and the Company recognizes compensation expense for the MSUs ratably over the service period. At June 26, 2021, there was 3.0 million in aggregate RSUs, PSUs, FCF PSUs and MSUs outstanding.
At June 26, 2021, there was $19.4 million and $61.1 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, PSUs, FCF PSUs and MSUs), respectively, to be recognized over a weighted-average period of 2.4 and 2.0 years, respectively.

(13) Other Balance Sheet Information

	June 26, 2021	September 26, 2020
Inventories
Raw materials	$159.4	$152.3
Work-in-process	58.5	46.5
Finished goods	285.0	196.3
	$502.9	$395.1

Property, plant and equipment
Equipment	$541.5	$460.7
Equipment under customer usage agreements	446.0	456.8
Building and improvements	187.9	167.3
Leasehold improvements	48.0	44.3
Land	41.4	40.7
Furniture and fixtures	16.9	16.1
Right of use assets	8.5	—
	$1,290.2	$1,185.9
Less – accumulated depreciation and amortization	(739.1)	(694.4)
	$551.1	$491.5
In September 2020 and October 2020, the Company received grants of $7.6 million and $119.3 million, respectively, from the Department of Defense Joint Acquisition Task Force ("DOD") to expand production capacity for the Company's two SARS-CoV-2 assays. These grants are specifically to fund the capital equipment and labor investments needed to increase manufacturing capacity to enable the Company to provide a certain amount of COVID-19 tests per month for the U.S. market. The Company is accounting for the funds received under these grants as a reimbursement of the purchased capital equipment. The DOD retains title to assets purchased under the agreement, and title is transferred to the Company upon meeting certain milestones of the manufacturing efforts. In the current three and nine month periods, the Company received $8.3 million and $19.4 million, respectively, from the DOD under these grants which has been recorded as a reduction of the cost basis of the purchased equipment.

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

Identifiable assets for the reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three and nine months ended June 26, 2021 and June 27, 2020. Segment information is as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Total revenues:
Diagnostics	$665.5	$532.2	$2,858.2	$1,163.2
Breast Health	349.0	224.0	1,018.0	862.8
GYN Surgical	127.9	51.5	366.2	275.9
Skeletal Health	25.9	15.2	73.3	62.3
Medical Aesthetics	—	—	—	65.3
	$1,168.3	$822.9	$4,315.7	$2,429.5
Income from operations:
Diagnostics	$260.1	$233.9	$1,745.1	$340.7
Breast Health	81.0	(11.1)	235.1	158.6
GYN Surgical	18.2	(23.4)	60.5	32.0
Skeletal Health	(0.7)	(7.4)	0.1	(4.8)
Medical Aesthetics	—	(1.0)	—	(54.3)
	$358.6	$191.0	$2,040.8	$472.2
Depreciation and amortization:
Diagnostics	$63.9	$59.4	$179.4	$177.8
Breast Health	13.6	13.0	39.7	36.2
GYN Surgical	23.2	21.0	69.5	63.1
Skeletal Health	0.2	0.2	0.5	0.5
Medical Aesthetics	—	—	—	4.1
	$100.9	$93.6	$289.1	$281.7
Capital expenditures:
Diagnostics	$27.4	$28.4	$93.8	$63.7
Breast Health	4.5	3.0	10.1	17.5
GYN Surgical	3.0	2.4	9.5	12.9
Skeletal Health	0.2	0.1	0.2	0.3
Medical Aesthetics	—	—	—	1.4
Corporate	—	1.1	1.0	2.2
	$35.1	$35.0	$114.6	$98.0

	June 26, 2021	September 26, 2020
Identifiable assets:
Diagnostics	$3,440.9	$2,161.4
Breast Health	1,253.4	1,200.9
GYN Surgical	1,383.8	1,438.7
Skeletal Health	31.4	38.9
Corporate	2,481.1	2,355.9
	$8,590.6	$7,195.8

The Company had no customers that represented greater than 10% of consolidated revenues during the three and nine months ended June 26, 2021 and June 27, 2020.
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
Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
United States	64.2%	80.3%	68.4%	76.9%
Europe	24.7%	12.4%	22.3%	13.3%
Asia-Pacific	7.7%	5.3%	6.2%	6.4%
Rest of World	3.4%	2.0%	3.1%	3.4%
	100.0%	100.0%	100.0%	100.0%

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

The Company’s effective tax rate for the three and nine months ended June 26, 2021 was a provision of 20.6% and 21.0%, respectively, compared to a provision of 19.0% and a net benefit of 60.3%, respectively, for the corresponding periods in the prior year.

The effective tax rate for the three months ended June 26, 2021 was lower than the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits, partially offset by state income taxes. The effective tax rate for the nine months ended June 26, 2021 was equal to the U.S. statutory tax rate as the impact of the U.S. deduction for foreign derived intangible income and the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, were offset by state income taxes.

The effective tax rate for the three months ended June 27, 2020 was lower than the U.S. statutory tax rate primarily due to the geographic mix of income earned by our international subsidiaries which are taxed at rates lower than the U.S. statutory tax rate, including the impact of the U.S. tax imposed on global intangible low-taxed income and the U.S. deduction for foreign derived intangible income, and reserve releases resulting from statute of limitations expirations, partially offset by unbenefited foreign losses. The effective tax rate for the nine months ended June 27, 2020 differed from the statutory tax rate primarily due to a $312.8 million discrete net tax benefit related to the loss on the sale of the Medical Aesthetics business.

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

(16) Intangible Assets
Intangible assets consisted of the following:

Description	As of June 26, 2021		As of September 26, 2020
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,604.5	$3,102.4	$4,054.0	$2,907.2
In-process research and development	102.5	—	—	—
Customer relationships	598.0	502.1	549.1	477.8
Trade names	269.6	188.8	245.5	181.2
Non-competition agreements	1.6	1.6	1.5	1.3
Business licenses	2.5	2.5	2.4	2.3
Total acquired intangible assets	$5,578.7	$3,797.4	$4,852.5	$3,569.8

Internal-use software	55.4	47.6	51.8	43.2
Capitalized software embedded in products	25.9	14.2	26.8	10.6
Total intangible assets	$5,660.0	$3,859.2	$4,931.1	$3,623.6

The estimated remaining amortization expense of the Company's acquired intangible assets as of June 26, 2021 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2021	$86.3
Fiscal 2022	$332.3
Fiscal 2023	$235.9
Fiscal 2024	$223.6
Fiscal 2025	$210.1

(17) Product Warranties
Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Acquired	Divested	Settlements/ Adjustments	Balance at End of Period
Nine Months Ended:
June 26, 2021	$9.9	$6.1	$0.3	$—	$(6.7)	$9.6
June 27, 2020	$13.9	$8.0	$0.5	$(6.1)	$(7.2)	$9.1

(18) Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated balances of other comprehensive loss for the periods presented:

	Three Months Ended June 26, 2021				Nine Months Ended June 26, 2021
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Hedged Interest Rate Swaps	Total
Beginning Balance	$(14.5)	$(1.8)	$(19.5)	$(35.8)	$(22.9)	$(1.8)	$(0.9)	$(24.1)	$(49.7)
Other comprehensive income (loss) before reclassifications	(9.4)	—	3.0	(6.4)	(1.0)	—	0.4	7.6	7.0
Amounts reclassified to statement of income	—	—	—	—	—	—	0.5	—	0.5
Ending Balance	$(23.9)	$(1.8)	$(16.5)	$(42.2)	$(23.9)	$(1.8)	$—	$(16.5)	$(42.2)

	Three Months Ended June 27, 2020					Nine Months Ended June 27, 2020
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Hedged Interest Rate Swaps	Total
Beginning Balance	$(38.5)	$(1.7)	$(1.1)	$(17.6)	$(58.9)	$(41.4)	$(1.7)	$(2.7)	$3.5	$(42.3)
Other comprehensive income (loss) before reclassifications	1.4	—	(0.1)	(4.6)	(3.3)	4.3	—	(0.2)	(25.7)	(21.6)
Amounts reclassified to statement of income	—	—	0.3	—	0.3	—	—	2.0	—	2.0
Ending Balance	$(37.1)	$(1.7)	$(0.9)	$(22.2)	$(61.9)	$(37.1)	$(1.7)	$(0.9)	$(22.2)	$(61.9)

(19) Share Repurchase
On December 11, 2019, the Board of Directors authorized a share repurchase plan to purchase up to $500.0 million of the Company's outstanding common stock, effective March 2, 2020. During the first quarter of fiscal 2021, the Company repurchased 1.5 million shares of its common stock under this plan for a total consideration of $101.3 million. On December 9, 2020, the Board of Directors authorized a new five-year share repurchase plan to repurchase up to $1.0 billion of the Company's outstanding common stock. The prior plan was terminated in connection with this new authorization. Under the new authorization, during the three and nine months ended June 26, 2021, the Company repurchased 3.0 million and 4.6 million shares of its common stock for a total consideration of $188.4 million and $308.5 million, respectively. As of June 26, 2021, $691.6 million remained available under this authorization.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT
Some of the statements contained in this report and documents incorporated by reference herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements regarding:

•the ongoing and possible future effects of the global COVID-19 pandemic and associated economic disruptions on our business, financial condition, results of operations and cash flows and our ability to draw down our revolver;
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
•the impact and anticipated benefits of completed acquisitions, and acquisitions we may complete in the future
•the effect of the current trade war between the U.S. and other nations, most notably China, and the impending impact of tariffs on the sale of our products in those countries and potential increased costs we may incur to purchase materials from our suppliers to manufacture our products;
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
COVID-19 Considerations
The global COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption in the markets we sell our products into, primarily the U.S., Europe and Asia-Pacific. Starting in the second quarter of fiscal 2020, the spread of COVID-19 negatively impacted business and healthcare activity globally. In particular, due to government measures, elective procedures and exams were delayed or cancelled, there were significant reductions in physician office visits, and hospitals postponed or canceled capital purchases as well as limited or eliminated services; however, in the second half of the third quarter of fiscal 2020, we started to see a recovery of elective procedures and exams as economies were opened back up and restrictions eased, which has continued through the third quarter of fiscal 2021. The reductions in testing and procedures had a negative impact on our operating results and cash flows in fiscal 2020, however, the impact of the commercial release of our COVID-19 assays more than offset those negative impacts as we generated significant revenue from the sales of these assays starting in the third quarter of fiscal 2020 through the third quarter of fiscal 2021.
While our results of operations and cash flows since the third quarter of fiscal 2020 have been positively impacted by the sale of our COVID-19 assays as well the continued recovery of our other primary product lines and businesses to pre-COVID levels, the COVID-19 pandemic could have an adverse impact on our operating results, cash flows and financial condition in the future. The factors that could create such adverse impact include: continued demand for COVID-19 testing; competition from existing and new COVID-19 testing technologies and products as well as the timing and effectiveness of distributing vaccines; the severity and duration of the COVID-19 pandemic; the resurgence of COVID-19 infections; the emergence of new COVID strain variants; the COVID-19 pandemic's impact on the U.S. and international healthcare systems, the U.S. economy and worldwide economy; and the timing, scope and effectiveness of U.S. and international governmental, regulatory, fiscal, monetary and public health responses to the COVID-19 pandemic and associated economic disruptions. We expect that as the current COVID-19 pandemic subsides, there may be a significantly reduced demand for ongoing testing, and thus, for our COVID-19 assays. As expected in the third quarter of fiscal 2021, revenues generated from the sale of our COVID-19 assays decreased significantly in the U.S. compared to the prior year period and the first and second quarters of fiscal 2021 as the population of vaccinated people continues to grow in the U.S. We expect this trend to continue in the fourth quarter of fiscal 2021.
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
Trademark Notice
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 3Dimensions, 3D Mammography, Acessa, Acessa Health, Acessa ProVu, Affirm, Affirm Prone, Amplidiag, Alpha Imaging, Aptima, Biotheranostics, Brevera, Clarity HD, Diagenode, Fluent, Fluoroscan, Genius 3D, Genius 3D Mammography, Health Beacons, Hologic, Horizon DXA, Insight, Intelligent 2D, LOCalizer, Mobidiag, MyoSure, Novodiag, NovaSure, NXC Imaging, Panther,

Panther Fusion, Rapid fFN, Selenia, Selenia Dimensions, SmartCurve, Somatex, SuperSonic Imagine, ThinPrep, Tigris, and Tumark.
All other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Hologic's use or display of other parties' trademarks, trade dress or products in this offering circular does not imply that Hologic has a relationship with, or endorsement or sponsorship of, the trademark or trade dress owners.
ACQUISITIONS
The following sets forth descriptions of acquisitions and dispositions we have completed in fiscal 2021 and 2020.
Mobidiag
On June 17, 2021, we completed the acquisition of Mobidiag Oy, or Mobidiag, for a purchase price of $729.6 million. Mobidiag, located in Finland, manufactures molecular diagnostic solutions for gastrointestinal infections, antimicrobial resistance management and other infections. This acquisition expands our molecular diagnostics portfolio into the near-patient testing market. Mobidiag's results of operations are reported in the our Diagnostics segment.
Biotheranostics
On February 22, 2021, we completed the acquisition of Biotheranostics, Inc., or Biotheranostics, for a purchase price of $231.3 million. Biotheranostics, located in San Diego, California, manufactures molecular diagnostic tests for breast and metastatic cancers and performs lab testing procedures at its facility. Biotheranostics' results of operations are included in our Diagnostics segment and its revenues are reported within Service and other revenue in our Consolidated Statements of Income.
Diagenode
On March 1, 2021, we completed the acquisition of Diagenode SA, or Diagenode, for a purchase price of $155.1 million. Diagenode, located in Belgium, is a developer and manufacturer of molecular diagnostic assays based on PCR technology to detect infectious diseases of bacterial, viral or parasite origin. Diagenode's results of operations are included in our Diagnostics segment.
Somatex Medical Technologies
On December 30, 2020, we completed the acquisition of Somatex Medical Technologies GmbH, or Somatex, for a purchase price of $62.9 million. Somatex, located in Germany, is a manufacturer of biopsy site markers, including the Tumark product line of tissue markers, which we distributed in the U.S. prior to the acquisition. Somatex's results of operations are included in our Breast Health segment.

NXC Imaging

On September 28, 2020, we completed the acquisition of assets from NXC Imaging, for a purchase price of $5.6 million. NXC Imaging was a long-standing distributor of our Breast and Skeletal products in the U.S. NXC's results of operations are included in our Breast Health and Skeletal segment, as applicable to their operations.

Acessa Health

On August 23, 2020, we completed the acquisition of Acessa Health, Inc., or Acessa, for a purchase price of $161.3 million, which included contingent consideration and was estimated at $81.8 million as of the measurement date. Acessa, located in Austin, Texas, manufactures and markets the Acessa ProVu system, a laparoscopic radio frequency ablation system for use in treatment of uterine fibroids. Acessa's results of operations are included in our GYN Surgical segment. The contingent consideration is based on annual incremental revenue growth over a three-year period ending annually in December. The contingent consideration is payable after each annual measurement period. We remeasure the contingent consideration liability on a quarterly basis, and for the nine months ended we recorded a gain of $10.1 million to decrease the liability to its fair value. The reduction in fair value was primarily due to a decrease in forecasted revenues over the measurement period.

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

SuperSonic Imagine

On August 1, 2019, we acquired approximately 46% of the outstanding shares of SuperSonic Imagine S.A., or SSI, which is headquartered in France. SSI specializes in ultrasound imaging and designs, and develops and markets an ultrasound platform used in the non-invasive care path for the characterization of breast, liver and prostate diseases. We initially accounted for this investment as an equity method investment.

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

During the third quarter of fiscal 2021, we acquired the remaining 4.8 million shares outstanding of SSI for $8.5 million. As of June 26, 2021, we owned 100% of SSI. Accordingly we have recorded an adjustment to our net income for the non-controlling interest we did not own of $0.3 million and $1.8 million for the three and nine months ended June 26, 2021, respectively, and $1.5 million and $3.4 million for the three and nine months ended June 27, 2020, respectively.

Disposition

On December 30, 2019, we completed the sale of our Medical Aesthetics business. At the closing, we received cash proceeds of $153.4 million. The sales price was finalized in the fourth quarter of fiscal 2020, and we repaid $3.4 million, resulting in a final sales price of $150.0 million. As a result of the sale, we recorded a $30.2 million impairment charge in the first quarter of fiscal 2020 to record the asset group at fair value less costs to dispose as it met the assets held-for-sale criteria. For additional information, see Note 6 to our consolidated financial statements included herein. Following the sale of our Medical Aesthetics business, we have not generated any further product revenue related to this business, although additional expenses will be incurred primarily in connection with the indemnification of legal and tax matters that existed as of the date of disposition. In addition, we agreed to provide transition services for a period of up to 15 months, which ended in March 2021.

RESULTS OF OPERATIONS
All dollar amounts in tables are presented in millions.

Product Revenues

	Three Months Ended						Nine Months Ended
	June 26, 2021		June 27, 2020		Change		June 26, 2021		June 27, 2020		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$637.3	54.6%	$528.7	64.2%	$108.6	20.5%	$2,793.9	64.7%	$1,149.5	47.3%	$1,644.4	143.1%
Breast Health	211.7	18.1%	111.6	13.6%	100.1	89.8%	617.7	14.3%	506.8	20.9%	110.9	21.9%
GYN Surgical	127.4	10.9%	51.3	6.2%	76.1	148.3%	365.2	8.5%	275.0	11.3%	90.2	32.8%
Skeletal Health	18.8	1.6%	10.0	1.2%	8.8	88.0%	52.6	1.2%	43.5	1.8%	9.1	20.9%
Medical Aesthetics	—	—%	—	—%	—	—%	—	—%	49.7	2.0%	(49.7)	(100.0)%
	$995.2	85.2%	$701.6	85.3%	$293.6	41.8%	$3,829.4	88.7%	$2,024.5	83.3%	$1,804.9	89.2%
We generated an increase in product revenues in both the current three and nine month periods of 41.8% and 89.2%, respectively, compared to the corresponding periods in the prior year primarily due to the significant increase in revenues in the Diagnostics business, which for the current nine month period was principally from sales of our two COVID-19 assays, one of which was launched near the end of the second quarter of fiscal 2020 and the other in the third quarter of fiscal 2020. Excluding sales of our COVID-19 assays, product revenues in the prior year periods were adversely impacted by the COVID-19 pandemic, and product revenues in the current year periods have increased across our divisions. We primarily attribute this increase to recovery of elective procedures and exams as economies were opened back up and restrictions eased. In the current three month period, the increases in product revenues were partially offset by a reduction in sales of our COVID-19 assays. We attribute this decrease primarily to reduced testing resulting from the extensive distribution of vaccines in the U.S. The increase in product revenues in the current nine month period compared to the corresponding prior year period was partially offset by no revenues from the Medical Aesthetics business in the current fiscal year as we disposed of this business segment on December 30, 2019, the beginning of our second quarter of fiscal 2020.
Diagnostics product revenues increased $108.6 million and $1,644.4 million, or 20.5% and 143.1%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to increases in Molecular Diagnostics of $52.2 million and $1,585.9 million, respectively, and increases in Cytology & Perinatal of $51.5 million and $58.4 million, respectively. Blood Screening product revenue increased $4.9 million in the current three month period and was flat in the current nine month period compared to the corresponding periods in the prior year. While we divested our Blood Screening business in the second quarter of fiscal 2017, we continue to provide long-term access to Panther instrumentation and certain supplies to the purchaser of that business. Molecular Diagnostics product revenue was $511.1 million and $2,410.6 million, respectively, in the current three and nine month periods compared to $459.0 million and $824.7 million in the corresponding periods in the prior year. The increase in the current three month period compared to the corresponding period in the prior year was primarily attributable to sales of our Aptima assays (exclusive of our Aptima SARS-CoV-2 assay), which primarily consist of our CTGC, HPV and Trichomonas vaginalis assays, on a worldwide basis, as well as an increase in collection kits due to a return to pre-COVID testing levels and the prior year periods sales were adversely impacted due to the COVID-19 pandemic and related lockdowns across the globe. These increases were partially offset by a decrease in revenue from our two SARS-CoV-2 assays in the U.S. in the current quarter compared to the corresponding period in the prior year as volumes declined and to a lesser extent average sales prices declined, as well as lower sales of Panther instruments. Sales of our COVID-19 assays declined to $291.2 million in the current three month period compared to $324.0 million in the corresponding period in the prior year. We primarily attribute this decline to lower COVID-19 testing in the U.S. resulting from the continued distribution of vaccines and higher inventory levels at our laboratory customers. This decline was partially offset by increased international revenues, as the distribution of vaccines has been slower outside of the U.S. The increase in the current nine month period compared to the corresponding period in the prior year was primarily attributable to sales of our COVID-19 assays, which increased to $1,716.2 million in the current nine month period compared to $328.1 million in the corresponding period in the prior year, an increase in our Aptima assays, an increase in collection kits and Panther and Panther Fusion instrument sales primarily due to demand for increased testing capacity for COVID-19. However, we do expect that sales of our COVID-19 assays will continue to decline, primarily in the U.S. in the fourth quarter of fiscal 2021 compared to the current quarter due to the continued distribution of vaccines and higher inventory levels at our laboratory customers. Cytology & Perinatal product revenue increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to higher ThinPrep test volumes in the U.S. and Asia-Pacific, which we primarily attribute to the recovery of wellness office visits that had previously been delayed or cancelled in response to the COVID-19 pandemic, and the prior year periods sales were adversely impacted due to the COVID-19 pandemic and related lockdowns across the globe, partially offset by lower average selling prices and lower Perinatal product volumes. The inclusion of Diagenode contributed $10.1 million and $13.6 million of product revenue in the current three and nine month periods, respectively. We also experienced an increase in revenue from the favorable foreign currency exchange impact of the weakened U.S. dollar against a number of currencies in both the current three and nine month periods.
Breast Health product revenues increased $100.1 million and $110.9 million, or 89.8% and 21.9%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year as product revenues in the prior year periods were adversely impacted by the COVID-19 pandemic and related lockdowns across the globe. These increases were primarily due to an increase in sales volume of our digital mammography systems and related workflow products (primarily Intelligent 2D, Clarity HD and SmartCurve), Affirm Prone breast biopsy tables, and our interventional breast solutions products, primarily Eviva, ATEC, and Brevera disposables (relaunched in the fourth quarter of fiscal 2020). In addition, we had higher sales of our breast conserving surgery products and ultrasound imaging products. We primarily attribute the increase in revenues to hospitals and imaging centers purchasing capital equipment to fulfill their budgets and demand has increased in sequential quarters, which we attribute to the recovery of elective procedures and exams as elective procedures and wellness visits have recovered from the initial cancellation and deferrals due to the COVID-19 pandemic in fiscal 2020. We also experienced an increase in revenue from the favorable foreign currency exchange impact of the weakened U.S. dollar against a number of currencies in both the current three and nine month periods.
GYN Surgical product revenues increased $76.1 million and $90.2 million, or 148.3% and 32.8%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the GYN Surgical business recovering as a result of the recovery of elective medical visits and procedures that had previously been delayed or cancelled in response to the COVID-19 pandemic and to a lesser extent healthcare providers increasing their inventory levels to ensure there are no supply constraints. These increases were primarily due to increases in the sales volume of MyoSure systems, NovaSure systems, Fluent Fluid Management systems and to a lesser extent sales of ProVu systems, acquired in the Acessa acquisition in the fourth quarter of fiscal 2020. We also experienced an increase in revenue from the favorable foreign currency exchange impact of the weakened U.S. dollar against a number of currencies.
Skeletal Health product revenues increased $8.8 million and $9.1 million, or 88.0% and 20.9%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to an increase in sales volume of both our Insight FD mini C-arm and Horizon DXA systems. We primarily attribute this increase to the increase in wellness visits and healthcare screenings in 2021 as a result of the ongoing recovery from the COVID-19 pandemic.
We divested the Medical Aesthetics segment on December 30, 2019, the beginning of our second quarter of fiscal 2020.

Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
United States	61.7%	80.2%	67.4%	76.3%
Europe	26.4%	12.7%	23.0%	13.8%
Asia-Pacific	8.1%	5.1%	6.3%	6.4%
Rest of World	3.8%	2.0%	3.3%	3.5%
	100.0%	100.0%	100.0%	100.0%
In the current three and nine month periods compared to the corresponding periods in the prior year, the percentage of product revenue derived from the U.S. decreased while Europe increased, which we primarily attributed to strong sales of our SARS-CoV-2 assays in Europe and growth in our Aptima assays in Europe as we expanded our customer base and increased sales from the adoption of co-testing for cervical cancer screening in Germany and to a lesser extent in the UK. Asia-Pacific product revenue as a percentage of total product revenue increased in the current three month period compared to the corresponding period in the prior year primarily due to an increase in sales of our SARS-CoV-2 assays in the region, an increase in sales of our mammography systems and growth in ThinPrep and Molecular Diagnostics primarily due to the recovery of wellness office visits that had previously been delayed or cancelled in response to the COVID-19 pandemic.
Service and Other Revenues

	Three Months Ended						Nine Months Ended
	June 26, 2021		June 27, 2020		Change		June 26, 2021		June 27, 2020		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$173.1	14.8%	$121.3	14.7%	$51.8	42.7%	$486.3	11.3%	$405.0	16.7%	$81.3	20.1%
Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing service, installation, and repair of our products. The majority of these revenues are generated within our Breast Health segment. The increase in service and other revenue in the current three and nine month periods compared to the corresponding periods in the prior year was primarily due to an increase in Breast Health service contract revenue as the Breast Health business continued to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period, as well as additions from our distributor acquisitions. We also experienced an increase in spare parts revenue in the current three and nine month periods for services that had previously been delayed or cancelled due to the COVID-19 pandemic. In our Diagnostics business, we had additional royalty revenue in the current three and nine month periods of $9.8 million, and $32.6 million, respectively, from Grifols related to licensing our intellectual property to our COVID-19 assays for their sale in Spain. In addition, the inclusion of Biotheranostics added $13.2 million and $17.2 million in the current three and nine month periods, respectively. These increases were partially offset by the sale of the Medical Aesthetics business which contributed $15.6 million of revenue in the prior year nine month period.
Cost of Product Revenues

	Three Months Ended						Nine Months Ended
	June 26, 2021		June 27, 2020		Change		June 26, 2021		June 27, 2020		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$303.9	30.5%	$225.1	32.1%	$78.8	35.0%	$889.1	23.2%	$685.9	33.9%	$203.2	29.6%
Amortization of Intangible Assets	68.1	6.8%	62.9	9.0%	5.2	8.3%	194.2	5.1%	189.4	9.4%	4.8	2.5%
Impairment of Intangible Assets and Equipment	—	—%	—	—%	—	—%	—	—%	25.8	1.3%	(25.8)	(100.0)%
	$372.0	37.3%	$288.0	41.1%	$84.0	29.3%	$1,083.3	28.3%	$901.1	44.5%	$182.2	20.2%

Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 30.5% and 23.2% in the current three and nine month periods, respectively, compared to 32.1% and 33.9% in the corresponding periods in the prior year, respectively. Cost of product revenues as a percentage of revenue decreased in the current three and nine month periods primarily due to sales of our SARS-CoV-2 assays, which have higher gross margins compared to our other diagnostic products, and comprised 29.3% and 44.8% of total product revenue in the current three and nine month periods, respectively, compared to 46.2% and 16.2% in the corresponding periods in the prior year, respectively. Also benefiting gross margin in the current year period was higher sales volumes from our other businesses and product lines as they have continued to recover from the COVID-19 pandemic as economies opened back up and restrictions eased and the disposition of Medical Aesthetics, which had lower gross margins compared to our remaining businesses. Partially offsetting these decreases were higher field service costs for our expanded instrument installed base for the Diagnostics business and higher freight costs.
Diagnostics' product costs as a percentage of revenue increased in the current three month period compared to the corresponding period in the prior year primarily due to lower sales of our SARS-CoV-2 assays, an increase in reserves, higher field service costs for our expanded instrument installed base, increased amortization of placed instruments, higher freight charges and a slight decline in average selling prices. These increases were partially offset by increased volumes of our Aptima assays and ThinPrep Pap Test. Diagnostics' product costs as a percentage of revenue decreased in the current nine month period compared to the corresponding period in the prior year primarily due to higher sales of our SARS-CoV-2 assays and higher overall production of our Aptima assays and ThinPrep Pap Test reducing fixed overhead on a unit basis, partially offset by higher field service costs for our expanded instrument installed base, freight charges, inventory reserves and a slight decline in average selling prices.
Breast Health’s product costs as a percentage of revenue decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the impact of the COVID-19 pandemic in the prior year periods, which resulted in decreased sales volume across the majority of our product lines, period costs for temporary facility shut-downs and reduced manufacturing utilization and increased inventory reserves. In the current three and nine month periods sales volumes have increased for our higher margin 3Dimensions systems, higher-margin workflow products, consisting of Intelligent 2D, Clarity HD and SmartCurve upgrades, and our breast biopsy and breast conserving surgery disposable products.
GYN Surgical’s product costs as a percentage of revenue decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the impact of the COVID-19 pandemic in the prior year periods, which resulted in significant decreases in sales volume of our NovaSure and MyoSure devices, period costs for the temporary shutdown of our manufacturing facility and reduced manufacturing utilization. In the current three and nine month periods, the Surgical business has recovered to which significantly improved margins, partially offset by product mix of higher volumes of lower margin products, including our Fluent Fluid Management systems and ProVu systems, acquired in the Acessa acquisition.
Skeletal Health’s product costs as a percentage of revenue decreased in the current three and nine month periods compared to the corresponding periods in the prior year due to higher sales volume of both our Insight FD mini C-arm and Horizon DXA systems and higher inventory reserves in the prior year periods.
We divested the Medical Aesthetics segment on December 30, 2019, the beginning of our second quarter of fiscal 2020.
Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to intangible assets acquired in the Biotheranostics, Diagenode, Somatex and Acessa acquisitions, partially offset by lower amortization of intangible assets acquired in the Cytyc acquisition which reduces over time.
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

Cost of Service and Other Revenues

	Three Months Ended						Nine Months Ended
	June 26, 2021		June 27, 2020		Change		June 26, 2021		June 27, 2020		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$94.7	54.7%	$68.8	56.8%	$25.9	37.6%	$264.7	54.4%	$232.7	57.5%	$32.0	13.8%
Service and other revenues gross margin increased to 45.3% and 45.6%, respectively, in the current three and nine month periods compared to 43.2% and 42.5%, respectively, in the corresponding periods in the prior year. The increase in the current year periods was primarily due to additional royalty revenue from Grifols related to licensing our intellectual property related to our COVID-19 assays for their sale in Spain, which has a high margin. In addition, in the current year periods the Breast Health business had an increase in service contract revenue which benefited gross margin as service contract revenue has higher margins compared to revenue from spare parts, installation and training.
Operating Expenses

	Three Months Ended						Nine Months Ended
	June 26, 2021		June 27, 2020		Change		June 26, 2021		June 27, 2020		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$69.0	5.9%	$55.1	6.7%	$13.9	25.2%	$199.8	4.6%	$165.5	6.8%	$34.3	20.7%
Selling and marketing	142.7	12.2%	103.5	12.6%	39.2	37.9%	402.2	9.3%	359.0	14.8%	43.2	12.0%
General and administrative	117.3	10.0%	105.3	12.8%	12.0	11.4%	297.7	6.9%	259.9	10.7%	37.8	14.5%
Amortization of intangible assets	10.4	0.9%	10.2	1.2%	0.2	2.0%	30.7	0.7%	29.5	1.2%	1.2	4.1%
Impairment of intangible assets and equipment	—	—%	—	—%	—	—%	—	—%	4.4	0.2%	(4.4)	(100.0)%
Contingent consideration - fair value adjustment	—	—%	—	—%	—	—%	(10.1)	(0.2)%	0.4	—%	(10.5)	**
Restructuring and Divestiture charges	3.6	0.3%	1.0	0.1%	2.6	260.0%	6.6	0.2%	4.8	0.2%	1.8	37.5%
	$343.0	29.4%	$275.1	33.4%	$67.9	24.7%	$926.9	21.5%	$823.5	33.9%	$103.4	12.6%
**Percentage not meaningful
Research and Development Expenses. Research and development expenses increased 25.2% and 20.7% in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to higher R&D project spend in Diagnostics, Breast Health and Surgical, the inclusion of expenses from the Acessa, Biotheranostics, Diagenode and Somatex acquisitions, higher consulting spending and increased spending to implement the European Medical Device Regulation (MDR) and In Vitro Diagnostic Regulation (IVDR) requirements. In the current nine month period, we recorded a $7.0 million charge related to the purchase of intellectual property in Breast Health. Partially offsetting these increases in the current nine month period was the reduction of expense due to the disposition of the Medical Aesthetics business which contributed $7.3 million of expense in the prior year nine month period. In addition, in the current three and nine month periods we recorded a credit to research and development expenses of $2.4 million and $10.1 million, respectively, from the Biomedical Advanced Research and Development Authority (BARDA) in connection with a grant to expand manufacturing capacity and obtain FDA approval of our SARS-CoV-2 assays compared to a credit of $4.7 million in the prior year three and nine month periods. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.

Selling and Marketing Expenses. Selling and marketing expenses increased 37.9% and 12.0% in the current three and nine months periods, respectively, compared to the corresponding periods in the prior year primarily due to an increase in commissions in Breast Health, Surgical and Diagnostics from higher revenues, an increase in marketing initiatives and consulting spending, and the inclusion of expenses in the aggregate from the Acessa, Biotheranostics, Diagenode and Somatex acquisitions of $12.2 million and $20.9 million in the current three and nine month periods, respectively. Partially offsetting these increases in the current nine month period was the disposition of the Medical Aesthetics business which contributed $23.7 million of expense in the prior year nine month period, lower travel expenses in response to the COVID pandemic and decreases in meeting expenses primarily related to cancelling our national sales meeting and not having an in-person RSNA conference as a result of the COVID pandemic.
General and Administrative Expenses. General and administrative expenses increased 11.4% and 14.5% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily due to the inclusion of expenses from the Acessa, Biotheranostics, Diagenode and Somatex acquisitions, increased acquisition transaction costs including $11.5 million for a transfer tax related to the Mobidiag acquisition, higher litigation and settlement costs, increased consulting spend for corporate initiatives and information system implementation projects, higher salary expenses due to pay reductions and furloughs implemented in April 2020 due to the COVID pandemic, and lower credits in the current year periods of $5.7 million and $3.5 million, respectively, related to transition services provided to Cynosure, partially offset by lower bonus and stock-based compensation, and lower bad debt expense. In the current three month period, we had lower charitable donations. In the current nine month period, we had higher expense from our deferred compensation plan, partially offset by the disposition of the Medical Aesthetics business, which contributed $5.5 million of expenses in the prior year period, expenses incurred to separate and dispose of that business, and a $3.3 million benefit due to reversal of a tax reserve.
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
Contingent Consideration Fair Value Adjustments. In connection with the acquisition of Acessa, we are obligated to make contingent earn-out payments. The payments are based on achieving incremental revenue growth over a three-year period ending annually in December. As of the acquisition date for Acessa, we recorded a contingent consideration liability for the estimated fair value of the amount we expected to pay to the former shareholders of the acquired business. This liability is not contingent on future employment, and we recorded our estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, comparable companies revenue growth rates, implied volatility and applying a risk adjusted discount rate. Increases or decreases in the fair value of contingent consideration liabilities can result from the passage of time, changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates. No adjustment was made to the liability in the current quarter, and for the current nine month period we recorded a gain of $10.1 million to decrease the liability to its fair value. The reduction in fair value was primarily due to a decrease in forecasted revenues over the measurement period.
Impairment of Intangible Assets. As discussed in Note 6 to the consolidated financial statements, we recorded an aggregate impairment charge of $30.2 million during the first quarter of fiscal 2020. The impairment charge was allocated to the Medical Aesthetics long-lived assets of which $4.4 million was written off to operating expenses.
Restructuring and Divestiture Charges. We have implemented various cost reduction initiatives to align our cost structure with our operations and related integration activities. These actions have primarily resulted in the termination of employees. As a result, we recorded charges of $3.6 million and $6.6 million in the current three and nine month periods, respectively, and $1.0 million and $4.8 million in the corresponding prior year periods, respectively, primarily related to severance benefits.

Interest Expense

	Three Months Ended				Nine Months Ended
	June 26, 2021	June 27, 2020	Change		June 26, 2021	June 27, 2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(21.6)	$(27.4)	$5.8	(21.2)%	$(70.9)	$(91.5)	$20.6	(22.5)%

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
Debt Extinguishment Loss

	Three Months Ended				Nine Months Ended
	June 26, 2021	June 27, 2020	Change		June 26, 2021	June 27, 2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Debt Extinguishment Loss	$—	$—	$—	—%	$(21.6)	$—	$(21.6)	100.0%

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
Other Income (Expense), net

	Three Months Ended				Nine Months Ended
	June 26, 2021	June 27, 2020	Change		June 26, 2021	June 27, 2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income (Expense), net	$0.1	$4.3	$(4.2)	(97.7)%	$1.1	$0.1	$1.0	1,000.0%

For the current three month period, this account primarily consisted of a gain of $3.4 million on the cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains, partially offset by net foreign currency exchange losses of $3.9 million, primarily from the mark-to-market of outstanding forward foreign currency exchange and foreign currency option contracts. For the third quarter of fiscal 2020, this account primarily consisted of a gain of $5.8 million on the cash surrender value of life insurance contracts, partially offset by net foreign currency exchange losses of $1.4 million, primarily from the mark-to-market and settling of outstanding forward foreign currency exchange and foreign currency option contracts.

For the current nine month period, this account primarily consisted of a gain of $12.2 million on the cash surrender value of life insurance contracts related to our deferred compensation plan, partially offset by net foreign currency exchange losses of $11.4 million, primarily from the mark-to-market and settling of outstanding forward foreign currency exchange and foreign currency option contracts. For the prior year corresponding nine month period, this account primarily consisted of net foreign currency exchange losses of $3.1 million primarily from mark-to-market of outstanding forward foreign currency and foreign currency option exchange contracts, partially offset by a net gain of $3.2 million to reflect an adjustment to remeasure our initial investment in SSI in connection with purchase accounting.

Provision (Benefit) for Income Taxes

	Three Months Ended				Nine Months Ended
	June 26, 2021	June 27, 2020	Change		June 26, 2021	June 27, 2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision (Benefit) for Income Taxes	$69.4	$32.0	$37.4	116.9%	$409.6	$(232.1)	$641.7	**
**Percentage not meaningful

Our effective tax rate for the three and nine months ended June 26, 2021 was a provision of 20.6% and 21.0%, respectively, compared to a provision of 19.0% and a net benefit of 60.3%, respectively, for the corresponding periods in the prior year.
Our effective tax rate for the three months ended June 26, 2021 was lower than the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits, partially offset by state income taxes. Our effective tax rate for the nine months ended June 26, 2021 was equal to the U.S. statutory tax rate as the impact of the U.S. deduction for foreign derived intangible income and the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, were offset by state income taxes.
Our effective tax rate for the three months ended June 27, 2020 was lower than the U.S. statutory tax rate primarily due to the geographic mix of income earned by our international subsidiaries which are taxed at rates lower than the U.S. statutory tax rate, including the impact of the U.S. tax imposed on global intangible low-taxed income and the U.S. deduction for foreign derived intangible income, and reserve releases resulting from statute of limitations expirations, partially offset by unbenefited foreign losses. Our effective tax rate for the nine months ended June 27, 2020 differed from the statutory tax rate primarily due to a $312.8 million discrete net tax benefit related to the loss on the sale of the Medical Aesthetics business.

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
Diagnostics

	Three Months Ended				Nine Months Ended
	June 26, 2021	June 27, 2020	Change		June 26, 2021	June 27, 2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$665.5	$532.2	$133.3	25.0%	$2,858.2	$1,163.2	$1,695.0	145.7%
Operating Income	$260.1	$233.9	$26.2	11.2%	$1,745.1	$340.7	$1,404.4	412.2%
Operating Income as a % of Segment Revenue	39.1%	43.9%			61.1%	29.3%
Diagnostics revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues from the recovery of our core product lines and current year acquisitions, and an increase in royalty revenue from Grifols related to licensing our intellectual property to our COVID-19 assays for their sale in Spain. In addition, revenues were higher in the current nine month period from the introduction of our SARS-CoV-2 assays in the prior year, however revenue from our COVID-19 assays were lower in the current three month period due to a decline in volume in the U.S. as discussed above,

Operating income for this business segment increased in the current three and nine month periods compared to the corresponding periods in the prior year due to an increase in gross profit from higher revenues, partially offset by an increase in operating expenses. Gross margin was 62.5% and 74.9% in the current three and nine month periods, respectively, compared to 64.9% and 55.8% in the corresponding periods in the prior year, respectively. The increase in gross profit in the current three and nine month periods was primarily due to sales of our Aptima assays and ThinPrep Pap Test, partially offset by an increase in freight costs to ship product internationally, an increase in inventory reserves, higher field service costs and an increase in amortization of placed Panther instruments as the installed base has increased significantly year over year. In addition, gross profit in the current nine month period was higher due to sales volume of our SARS-CoV-2 assays, however, in the current three month period the increase in gross profit was partially offset by lower volumes of our SARS-CoV-2 assays.

Operating expenses increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to higher compensation and benefits driven by our deferred compensation plan and salary, an increase in headcount in the operations and sales departments, an increase in marketing initiatives, an increase in R&D project spend, a lower BARDA credit of $2.3 million in the current three month period, higher acquisition transaction expenses, which included $11.5 million for a transfer tax related to the Mobidiag acquisition, and additional expenses from the Biotheranostics and Diagenode acquisitions. In addition, in the current nine month period we had higher bad debt expense. These increases were partially offset by a higher BARDA credit of $5.4 million in the current nine month period, lower bonus expense and a decrease in spending for travel.

Breast Health

	Three Months Ended				Nine Months Ended
	June 26, 2021	June 27, 2020	Change		June 26, 2021	June 27, 2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$349.0	$224.0	$125.0	55.8%	$1,018.0	$862.8	$155.2	18.0%
Operating Income	$81.0	$(11.1)	$92.1	**	$235.1	$158.6	$76.5	48.2%
Operating Income as a % of Segment Revenue	23.2%	(5.0)%			23.1%	18.4%
**Percentage not meaningful
Breast Health revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to an increase of $100.1 million and $110.9 million in product revenue, respectively, discussed above and an increase of $24.9 and $44.4 million in service revenue, respectively. The increase in service revenue in the current three and nine month periods was primarily due to an increase in service contract revenue as the Breast Health business continued to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period, the addition of service contracts from the NXC Imaging acquisition and an increase in spare parts revenue.

Operating income for this business segment increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to an increase in gross profit from higher product and service revenues, partially offset by an increase in operating expenses. Gross margin was 56.9% in both the current three and nine month periods compared to 45.4% and 53.5% in the corresponding periods in the prior year, respectively. The increase in gross profit was primarily due to the increase in product revenue and service revenue discussed above, partially offset by a charge of $2.3 million related to the impact of stepping-up the acquired inventory to fair value in purchase accounting for the Somatex acquisition. In addition, gross profit in the corresponding prior year periods was impacted by the COVID-19 pandemic, which resulted in decreased sales volume across the majority of our product lines, period costs for temporary facility shut-downs and reduced manufacturing utilization and increased inventory reserves.

Operating expenses increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to higher compensation and benefits driven by higher commissions from increased sales and our deferred compensation plan, a $7.0 million charge related to the purchase of intellectual property in the current quarter, an increase in R&D project spend, an increase in marketing initiatives and an increase in consulting spend. These increases were partially offset by lower bonus expense, a decrease in travel, meetings, trade show expenses and bad debt expense. The increase in the current nine month period is also a result of the corresponding prior year period including a benefit from the reversal of acquisition related accruals and a holdback.

GYN Surgical

	Three Months Ended				Nine Months Ended
	June 26, 2021	June 27, 2020	Change		June 26, 2021	June 27, 2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$127.9	$51.5	$76.4	148.4%	$366.2	$275.9	$90.3	32.7%
Operating Income	$18.2	$(23.4)	$41.6	**	$60.5	$32.0	$28.5	89.1%
Operating Income as a % of Segment Revenue	14.2%	(45.4)%			16.5%	11.6%
**Percentage not meaningful
GYN Surgical revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above.
Operating income for this business segment increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to an increase in gross profit from higher revenues, partially offset by an increase in operating expenses. Gross margin was 62.5% and 61.6% in the current three and nine month periods, respectively, compared to 36.7% and 59.2% in the corresponding periods in the prior year, respectively. The increase in gross margin was primarily due to the increased sales volume in the current year periods as the GYN Surgical business recovered to pre-COVID levels and the impact of the COVID-19 pandemic on the prior year periods, which resulted in decreased sales volume across the majority of our product lines, period costs for temporary facility shut-downs and reduced manufacturing utilization and increased inventory reserves. The increase in gross margin was partially offset by unfavorable product mix discussed above and higher intangible asset amortization expense from the Acessa acquisition.
Operating expenses increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the inclusion in of Acessa expenses of $3.7 million and $11.6 million, respectively, increased spending on research and development projects, higher marketing initiative spend, higher consulting spend, higher compensation and benefits driven by our deferred compensation plan and higher commissions from the increase in sales, partially offset by a gain of $10.1 million in the current nine month period related to the fair value adjustments for contingent consideration related to the Acessa acquisition.
Skeletal Health

	Three Months Ended				Nine Months Ended
	June 26, 2021	June 27, 2020	Change		June 26, 2021	June 27, 2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$25.9	$15.2	$10.7	70.4%	$73.3	$62.3	$11.0	17.7%
Operating Income	$(0.7)	$(7.4)	$6.7	90.5%	$0.1	$(4.8)	$4.9	**
Operating Income as a % of Segment Revenue	(2.7)%	(48.7)%			0.1%	(7.7)%
**Percentage not meaningful
Skeletal Health revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the change in product revenues discussed above.
Operating income for this business segment increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to an increase in gross profit from higher revenues. Gross margin was 28.5% and 33.1% in the current three and nine month periods, respectively, compared to 2.8% and 31.2% in the corresponding periods in the prior year, respectively. The increase in gross margin was primarily due to higher sales volume of our products and higher inventory reserves in the prior year periods.
Operating expenses were consistent in the current three and nine month periods compared to the corresponding periods in the prior year.

Medical Aesthetics

	Three Months Ended				Nine Months Ended
	June 26, 2021	June 27, 2020	Change		June 26, 2021	June 27, 2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$—	$—	$—	—%	$—	$65.3	$(65.3)	(100.0)%
Operating Loss	$—	$(1.0)	$1.0	(100.0)%	$—	$(54.3)	$54.3	(100.0)%
Operating Loss as a % of Segment Revenue	—%	(100.0)%			—%	(83.2)%
Medical Aesthetics revenue and operating loss decreased in the current three and nine month periods compared to the corresponding periods in the prior year due to the divestiture of the Medical Aesthetics segment on December 30, 2019, the first day of our second quarter of fiscal 2020. The operating loss in fiscal 2020 included an intangible assets and equipment impairment charges of $30.2 million.

LIQUIDITY AND CAPITAL RESOURCES
At June 26, 2021, we had $1,019.3 million of working capital and our cash and cash equivalents totaled $827.6 million. Our cash and cash equivalents balance increased by $126.6 million during the first nine months of fiscal 2021 primarily due to cash generated from operating activities, partially offset by cash used in investing and financing activities.
In the first nine months of fiscal 2021, our operating activities provided cash of $1,865.0 million, primarily due to net income of $1,540.9 million, non-cash charges for depreciation and amortization aggregating $289.1 million, stock-based compensation expense of $51.0 million, and a debt extinguishment loss of $21.6 million, partially offset by a decrease in deferred income taxes of $44.3 million primarily due to the amortization of intangible assets. Cash provided by operations was negatively impacted by a net cash outflow of $13.1 million from changes in our operating assets and liabilities. The net cash outflow was primarily driven by a $82.4 million increase in inventory primarily due to an increase in Diagnostics inventory to support the SARS-CoV-2 assay demand and production as well as an increase in Breast Health to support the increase in mammography systems, a decrease in accrued expenses of $27.6 million primarily due to payments for federal income taxes and value-added tax payments, partially offset by an increase in accrued compensation and employee benefits, an increase in prepaid income taxes of $24.3 and an increase in prepaid expenses and other assets of $22.3 million primarily due to an increase in technology implementation costs and the timing of value-added tax receivables. These cash outflows were partially offset by a decrease in accounts receivable of $111.5 million primarily due to payments received from customers that had large balances from COVID-19 assay sales in our Diagnostics division and lower revenues in the third quarter of fiscal 2021 compared to the fourth quarter of fiscal 2020, and an increase in accounts payable of $9.4 million primarily due to the timing of payments.
In the first nine months of fiscal 2021, our investing activities used cash of $1,286.5 million primarily related to net cash paid for our fiscal 2021 acquisitions of Biotheranostics, Diagenode, Somatex and Mobidiag Oy of $1,163.3 million and net capital expenditures of $114.6 million, which primarily consisted of the placement of equipment under customer usage agreements and purchases of manufacturing equipment to expand capacity of our molecular diagnostics manufacturing facilities.
In the first nine months of fiscal 2021, our financing activities used cash of $447.8 million primarily related to $970.8 million for the repayment of our 2025 Senior Notes, $250.0 million for the net repayment of amounts borrowed under our revolving credit line, $409.7 million for repurchases of our common stock, $56.3 million for scheduled principal payments under our 2018 Credit Agreement and $46.9 million for the payment of employee taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were net proceeds of $950.0 million under our 2029 Senior Notes, $320.0 million of proceeds under the accounts receivable securitization agreement that we restarted in the third quarter of fiscal 2021 to partially fund the Mobidiag acquisition, and $39.6 million from our equity plans, primarily from the exercise of stock options.
Debt
We had total recorded debt outstanding of $3.12 billion at June 26, 2021, which was comprised of amounts outstanding under our 2018 Credit Agreement of $1.40 billion (principal of $1.41 billion), 2029 Senior Notes of $934.0 million (principal of $950.0 million), 2028 Senior Notes of $395.2 million (principal of $400.0 million), Securitization Program of $320.0 million, and $66.0 million in debt acquired in the Mobidiag acquisition.

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
The borrowings of the 2018 Amended Term Loan bear interest at an annual rate equal to the Eurocurrency Rate (i.e., the LIBOR rate) plus an Applicable Rate, which was equal to 1.0% as of June 26, 2021. The borrowings of the 2018 Amended Revolver bear interest at a rate equal to the LIBOR Daily Floating Rate plus an Applicable Rate equal to 1.0% as of June 26, 2021. At June 26, 2021, borrowings under the 2018 Amended Term Loan were subject to an interest rate of 1.11%.

We are required to make scheduled principal payments under the 2018 Amended Term Loan in increasing amounts ranging from $9.375 million per three-month period commencing with the three-month period ending on December 27, 2019 to $28.125 million per three-month period commencing with the three-month period ending on December 29, 2022 and ending on September 29, 2023. The remaining balance of the 2018 Amended Term Loan after the scheduled principal payments, which was $1.2 billion as of June 26, 2021, and any amount outstanding under the 2018 Amended Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the 2018 Credit Agreement, we may be required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances and insurance recoveries (subject to certain reinvestment rights). These mandatory prepayments are required to be applied by us, first, to the 2018 Amended Term Loan, second, to any outstanding amount under any Swing Line Loans, third, to the 2018 Amended Revolver, fourth to prepay any outstanding reimbursement obligations with respect to Letters of Credit and fifth, to cash collateralize any Letters of Credit. Subject to certain limitations, the Company may voluntarily prepay any of the 2018 Credit Facilities without premium or penalty.
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

The 2018 Credit Agreement contains two financial covenants (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each fiscal quarter. As of June 26, 2021, we were in compliance with these covenants.
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

Accounts Receivable Securitization Program

On April 25, 2016, we entered into a one-year accounts receivable securitization program (the "Securitization Program") with several of our wholly owned subsidiaries and certain financial institutions. The Securitization Program provides for annual renewals. Under the terms of the Securitization Program, we and certain of our wholly-owned subsidiaries sell our customer receivables to a bankruptcy remote special purpose entity, which is wholly-owned by us. The special purpose entity, as borrower, and we, as servicer, have entered into a Credit and Security Agreement with several lenders pursuant to which the special purpose entity may borrow from the lenders up to the maximum borrowing amount allowed, with the loans secured by the receivables. The amount that the special purpose entity may borrow at a given point in time is determined based on the amount of qualifying receivables that are present in the special purpose entity at such point in time. The assets of the special purpose entity secure the amounts borrowed and cannot be used to pay our other debts or liabilities.

In response to the market uncertainties created by the COVID-19 pandemic, on March 26, 2020, we paid-off the total amount outstanding of $250.0 million previously borrowed. On April 13, 2020, we amended the Credit and Security agreement with the lenders, temporarily suspending the ability to borrow and the need to comply with covenants for up to a year. On June 11, 2021, we amended and restated the Credit and Security agreement to restart the Securitization Program and increase the maximum borrowing amount to $320.0 million. Loans outstanding under the Securitization Program bear interest at LIBOR plus an applicable margin for defined tranches. As of June 26, 2021, there was $320.0 million outstanding under this program. The weighted average interest rate under the Securitization Program was 0.78% as of June 26, 2021.

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

Our primary contingent consideration liability is from our Acessa acquisition. We have an obligation to the former Acessa shareholders to make contingent payments based on a multiple of annual incremental revenue growth over a three-year period ending annually in December. There is no maximum earnout. Pursuant to ASC 805, the contingent consideration was deemed to be part of the purchase price, and we recorded our estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of the business, comparable companies revenue growth rates, implied volatility and applying a risk adjusted discount rate. At June 26, 2021 this liability was recorded at its fair value of $71.7 million, and no contingent payments have been earned or made.

Stock Repurchase Program
On December 9, 2020, the Board of Directors authorized a new five-year share repurchase plan, to purchase up to $1.0 billion of our outstanding common stock. The prior plan was terminated in connection with this new authorization. During the third quarter of fiscal 2021, we repurchased 3.0 million shares of our common stock for a total consideration of $188.4 million. As of June 26, 2021, $691.6 million remained available under this authorization.

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

Future Liquidity Considerations

We expect to continue to review and evaluate potential strategic transactions that we believe will complement our current or future business. Subject to the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report, if any, as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 26, 2020 or any other of our subsequently filed reports, and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this MD&A, we believe that our cash and cash equivalents, cash flows from operations, and the cash available under our 2018 Amended Revolver will provide us with sufficient funds in order to fund our expected normal operations and debt payments over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our 2018 Credit Agreement, 2028 Senior Notes, 2029 Senior Notes and Securitization Program. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 26, 2020.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, equity investments, foreign currency derivative (forward or option) contracts, interest rate swap agreements, insurance contracts, accounts payable and debt obligations. Except for our outstanding 2028 Senior Notes and 2029 Senior Notes, the fair value of these financial instruments approximates their carrying amount. The fair value of our 2028 Senior Notes and 2029 Senior Notes as of June 26, 2021 was $420.8 million and $940.0 million, respectively. Amounts outstanding under our 2018 Credit Agreement of $1.4 billion and Securitization Program of $320.0 million as of June 26, 2021 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our 2028 Senior Notes, 2029 Senior Notes, 2018 Credit Agreement and Securitization Program. The 2028 Senior Notes and 2029 Senior Notes have fixed interest rates. Borrowings under our 2018 Credit Agreement currently bear interest at the Eurocurrency Rate (i.e., LIBOR) plus the applicable margin of 1.0% per annum, and borrowings under our Securitization Program bear interest at LIBOR plus 0.70% per annum.
As noted above, as of June 26, 2021, there was $1.4 billion of aggregate principal outstanding under the 2018 Credit Agreement and $320.0 million outstanding under the Securitization Program. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A hypothetical 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by approximately $0.1 million. We entered into an interest rate swap agreement to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding under the 2018 Credit Agreement. The critical terms of the interest rate swap were designed to mirror the terms of our LIBOR-based borrowings under the 2018 Credit Agreement, and therefore the interest rate swap is highly effective at offsetting the cash flows being hedged. We designated this derivative instrument as a cash flow hedge of the variability of the LIBOR-based interest payments on $1.0 billion of principal. These interest rate swap contract expires on December 17, 2023.
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
As of June 26, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 26, 2021.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
March 28, 2021 – April 24, 2021	1,514	$74.34	—	$—	$880.0
April 25, 2021 – May 22, 2021	1,116	65.55	1,946,518	64.50	754.4
May 23, 2021 – June 26, 2021	123	61.34	1,023,237	61.35	691.6
Total	2,753	$70.20	2,969,755	$63.42	$691.6
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

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.1*	Severance and Change of Control Agreement dated June 28, 2021 by and between Elisabeth (Lisa) Hellmann and Hologic, Inc. (1)

10.2*	Transition Agreement by and between Allison P. Bebo and Hologic, Inc. dated July 2, 2021 (1)

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_______________

(1) Indicates management contract or compensatory plan, contract or arrangement.

* Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	July 28, 2021	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	July 28, 2021	/s/ Karleen M. Oberton

Karleen M. Oberton
Chief Financial Officer (Principal Financial Officer)