Form 10-Q
period 2021-12-25
HOLOGIC INC
filed 2022-02-02
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 27, 2022, 249,984,116 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended
	December 25, 2021	December 26, 2020
Revenues:
Product	$1,303.3	$1,455.4
Service and other	167.8	154.4
	1,471.1	1,609.8
Costs of revenues:
Product	318.1	284.5
Amortization of acquired intangible assets	74.9	61.6
Service and other	91.8	83.3
Gross profit	986.3	1,180.4
Operating expenses:
Research and development	72.8	59.3
Selling and marketing	147.4	128.0
General and administrative	117.9	91.5
Amortization of acquired intangible assets	10.8	10.1
Contingent consideration fair value adjustments	(4.1)	4.6
Restructuring and divestiture charges	0.2	1.4
	345.0	294.9
Income from operations	641.3	885.5
Interest income	0.5	0.4
Interest expense	(25.7)	(28.1)
Debt extinguishment losses	(0.7)	(21.6)
Other income (expense), net	6.5	(3.8)
Income before income taxes	621.9	832.4
Provision for income taxes	122.7	179.0
Net income	$499.2	$653.4
Net loss attributable to noncontrolling interest	—	(1.0)
Net income attributable to Hologic	$499.2	$654.4
Net income per common share attributable to Hologic:
Basic	$1.97	$2.53
Diluted	$1.95	$2.50
Weighted average number of shares outstanding:
Basic	253,499	258,605
Diluted	256,070	261,785
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended
	December 25, 2021	December 26, 2020
Net income	$499.2	$653.4
Changes in foreign currency translation adjustment	(37.8)	17.8
Changes in value of hedged interest rate swaps and interest rate caps, net of tax of $2.6 for the three months ended December 25, 2021 and $(0.2) for the three months ended December 26, 2020.
Gain recognized in other comprehensive income, net	7.9	0.7
Loss reclassified from accumulated other comprehensive loss to the statements of income	—	0.5
Other comprehensive (loss) income	(29.9)	19.0
Comprehensive income	$469.3	$672.4
Components of comprehensive income attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	—	1.0
Comprehensive loss attributable to noncontrolling interest	—	1.0
Comprehensive income attributable to Hologic	$469.3	$673.4
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	December 25, 2021	September 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,420.8	$1,170.3
Accounts receivable, less reserves	975.6	942.7
Inventories	518.3	501.2
Prepaid income taxes	30.3	25.7
Prepaid expenses and other current assets	561.2	528.8
Total current assets	3,506.2	3,168.7
Property, plant and equipment, net	554.3	564.7
Intangible assets, net	1,650.5	1,659.2
Goodwill	3,329.4	3,281.6
Other assets	244.7	245.7
Total assets	$9,285.1	$8,919.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$248.7	$313.0
Accounts payable	202.2	215.9
Accrued expenses	632.4	596.2
Deferred revenue	192.1	198.0
Finance lease obligations	3.3	3.7
Total current liabilities	1,278.7	1,326.8
Long-term debt, net of current portion	2,819.6	2,712.2
Finance lease obligations, net of current portion	21.3	22.8
Deferred income tax liabilities	242.9	250.5
Deferred revenue, net of current portion	20.2	20.3
Other long-term liabilities	383.3	368.7
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value –750,000 shares authorized; 297,885 and 297,306 shares issued, respectively	3.0	3.0
Additional paid-in-capital	5,964.0	5,965.8
Retained earnings	797.5	298.3
Treasury stock, at cost – 45,988 and 43,653 shares, respectively	(2,156.4)	(1,989.4)
Accumulated other comprehensive loss	(89.0)	(59.1)
Total stockholders’ equity	4,519.1	4,218.6
Total liabilities and stockholders’ equity	$9,285.1	$8,919.9
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock			Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount	Noncontrolling Interest
Balance at September 26, 2020	295,107	$2.9	$5,904.8	$(1,573.2)	$(49.7)	37,609	$(1,579.6)	$2.1	$2,707.3
Exercise of stock options	490	—	18.4	—	—	—	—	—	18.4
Vesting of restricted stock units, net	936	0.1	(46.5)	—	—	—	—	—	(46.4)
Stock-based compensation	—	—	18.6	—	—	—	—	—	18.6
Net income (loss)	—	—	—	654.4	—	—	—	(1.0)	653.4
Other comprehensive income activity	—	—	—	—	19.0	—	—	—	19.0
Repurchase of common stock	—	—	—	—	—	1,469	(101.3)	—	(101.3)
Balance at December 26, 2020	296,533	$3.0	$5,895.3	$(918.8)	$(30.7)	39,078	$(1,680.9)	$1.1	$3,269.0
Exercise of stock options	146	—	5.8	—	—	—	—	—	5.8
Vesting of restricted stock units, net	17	—	(0.3)	—	—	—	—	—	(0.3)
Common stock issued under the employee stock purchase plan	191	—	9.2	—	—	—	—	—	9.2
Stock-based compensation	—	—	17.1	—	—	—	—	—	17.1
Net income (loss)	—	—	—	619.9	—	—	—	(0.5)	619.4
Other comprehensive income activity	—	—	—	—	(5.1)	—	—	—	(5.1)
Repurchase of common stock	—	—	—	—	—	1,604	(120.1)	—	(120.1)
Balance at March 27, 2021	296,887	$3.0	$5,927.1	$(298.9)	$(35.8)	40,682	$(1,801.0)	$0.6	$3,795.0
Exercise of stock options	53	—	2.1	—	—	—	—	—	2.1
Vesting of restricted stock units, net	5	—	(0.2)	—	—	—	—	—	(0.2)
Stock-based compensation	—	—	15.4	—	—	—	—	—	15.4
Net income (loss)	—	—	—	268.4	—	—	—	(0.3)	268.1
Other comprehensive income activity	—	—	—	—	(6.4)	—	—	—	(6.4)
Repurchase of common stock	—	—	—	—	—	2,971	(188.4)	—	(188.4)
Purchase of non-controlling interest	—	—	(8.2)	—	—	—	—	(0.3)	(8.5)
Balance at June 26, 2021	296,945	$3.0	$5,936.2	$(30.5)	$(42.2)	43,653	$(1,989.4)	$—	$3,877.1
Exercise of stock options	168	—	6.6	—	—	—	—	—	6.6
Vesting of restricted stock units, net	22	—	(0.6)	—	—	—	—	—	(0.6)
Common stock issued under the employee stock purchase plan	171	—	9.7	—	—	—	—	—	9.7

Stock-based compensation	—	—	13.9	—	—	—	—	—	13.9
Net income	—	—	—	328.8	—	—	—	—	328.8
Other comprehensive income activity	—	—	—	—	(16.9)	—	—	—	(16.9)
Balance at September 25, 2021	297,306	$3.0	$5,965.8	$298.3	$(59.1)	43,653	$(1,989.4)	$—	$4,218.6
Exercise of stock options	45	—	1.9	—	—	—	—	—	1.9
Vesting of restricted stock units, net	534	—	(22.4)	—	—	—	—	—	(22.4)
Stock-based compensation	—	—	18.7	—	—	—	—	—	18.7
Net income	—	—	—	499.2	—	—	—	—	499.2
Other comprehensive income activity	—	—	—	—	(29.9)	—	—	—	(29.9)
Repurchase of common stock	—	—	—	—	—	2,335	(167.0)	—	(167.0)
Balance at December 25, 2021	297,885	$3.0	$5,964.0	$797.5	$(89.0)	45,988	$(2,156.4)	$—	$4,519.1

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	December 25, 2021	December 26, 2020
OPERATING ACTIVITIES
Net income	$499.2	$653.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22.3	21.1
Amortization of acquired intangibles	85.7	71.7
Stock-based compensation expense	18.7	18.6
Deferred income taxes	(21.9)	(12.0)
Debt extinguishment losses	0.7	21.6
Other adjustments and non-cash items	5.7	29.5
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(48.1)	(175.5)
Inventories	(17.4)	(21.2)
Prepaid income taxes	(4.6)	8.9
Prepaid expenses and other assets	0.3	(18.3)
Accounts payable	(13.8)	4.6
Accrued expenses and other liabilities	42.4	58.1
Deferred revenue	(5.0)	(10.5)
Net cash provided by operating activities	564.2	650.0
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(157.3)	(4.9)
Capital expenditures, net	0.8	(32.4)
Increase in equipment under customer usage agreements	(17.0)	(12.4)
Other activity	—	(0.2)
Net cash used in investing activities	(173.5)	(49.9)
FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	1,491.2	—
Repayment of long-term debt	(1,387.5)	(18.8)
Proceeds from senior notes, net of issuance costs	—	936.3
Repayment of senior notes	—	(970.8)
Repayment under revolving credit line	—	(250.0)
Payment of acquired long-term debt	(63.6)	—
Repurchase of common stock	(167.0)	(101.3)
Proceeds from issuance of common stock pursuant to employee stock plans	6.4	23.3
Payment of minimum tax withholdings on net share settlements of equity awards	(22.4)	(46.4)
Payments under finance lease obligations	(0.6)	(0.5)
Net cash used in financing activities	(143.5)	(428.2)
Effect of exchange rate changes on cash and cash equivalents	3.3	(4.2)
Net increase in cash and cash equivalents	250.5	167.7
Cash and cash equivalents, beginning of period	1,170.3	701.0
Cash and cash equivalents, end of period	$1,420.8	$868.7
See accompanying notes.

HOLOGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(all tabular amounts in millions, except number of shares, which are reflected in thousands, and per share data)
(1) Basis of Presentation
The unaudited consolidated financial statements of Hologic, Inc. (“Hologic” or the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. These unaudited financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended September 25, 2021 included in the Company’s Form 10-K filed with the SEC on November 16, 2021. In the opinion of management, the unaudited financial statements and notes contain all adjustments (consisting of normal recurring accruals and all other necessary adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.
The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three months ended December 25, 2021 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 24, 2022.
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events affecting the unaudited consolidated financial statements as of and for the three months ended December 25, 2021.

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

	Three Months Ended December 25, 2021
Business (in millions)	United States	International	Total
Diagnostics:
Cytology & Perinatal	$80.9	$49.8	$130.7
Molecular Diagnostics	528.0	285.3	813.3
Blood Screening	6.4	—	6.4
Total	$615.3	$335.1	$950.4

Breast Health:
Breast Imaging	$208.9	$73.4	$282.3
Interventional Breast Solutions	62.1	14.9	77.0
Total	$271.0	$88.3	$359.3

GYN Surgical	$109.3	$25.0	$134.3

Skeletal Health	$16.8	$10.3	$27.1
	$1,012.4	$458.7	$1,471.1

	Three Months Ended December 26, 2020
Business (in millions)	United States	International	Total
Diagnostics:
Cytology & Perinatal	$80.1	$44.7	$124.8
Molecular Diagnostics	675.3	320.0	995.3
Blood Screening	8.1	—	8.1
Total	$763.5	$364.7	$1,128.2

Breast Health:
Breast Imaging	$203.0	$64.7	$267.7
Interventional Breast Solutions	55.2	9.8	65.0
Total	$258.2	$74.5	$332.7

GYN Surgical	$101.0	$23.0	$124.0

Skeletal Health	$15.1	$9.8	$24.9
	$1,137.8	$472.0	$1,609.8

	Three Months Ended
Geographic Regions (in millions)	December 25, 2021	December 26, 2020
United States	$1,012.4	$1,137.8
Europe	295.1	338.2
Asia-Pacific	119.7	88.3
Rest of World	43.9	45.5
	$1,471.1	$1,609.8

The following table provides revenue recognized by source:

	Three Months Ended
Revenue by type (in millions)	December 25, 2021	December 26, 2020
Disposables	$1,106.3	$1,263.4
Capital equipment, components and software	197.0	192.0
Service	162.8	137.1
Other	5.0	17.3
	$1,471.1	$1,609.8

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

Some of the Company's contracts have multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. The Company determines its best estimate of standalone selling price using average selling prices over 3-to 12-month periods of data depending on the products or nature of the services coupled with current market considerations. If the product or service does not have a history of sales or if sales volume is not sufficient, the Company relies on prices set by its pricing committees or applicable marketing department adjusted for expected discounts.

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

Remaining Performance Obligations

As of December 25, 2021, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $823.5 million. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations in the Company's Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 33% of this amount as revenue in 2022, 31% in 2023, 20% in 2024, 11% in 2025, and 5% thereafter. The Company has applied the practical expedient to not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company's Breast Health and Skeletal Health reportable segments. Contract liabilities are classified as other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. The Company recognized revenue of $56.4 million and $50.7 million in the three months ended December 25, 2021 and December 26, 2020, respectively, that was included in the contract liability balance at September 25, 2021 and September 26, 2020, respectively.

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

(4) Fair Value Measurements
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company has investments in derivative instruments comprised of an interest rate swap and forward foreign currency contracts, which are valued using analyses obtained from independent third party valuation specialists based on market observable inputs, representing Level 2 measurements. The fair values of these derivative contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 9 for further discussion and information on derivative instruments.

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at December 25, 2021:

		Fair Value at Reporting Date Using
	Balance as of December 25, 2021	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward foreign currency contracts	$9.8	$—	$9.8	$—
Total	$9.8	$—	$9.8	$—
Liabilities:
Contingent consideration	$71.0	$—	$—	$71.0
Interest rate swap	8.2	—	8.2	—
Forward foreign currency contracts	1.4	—	1.4	—
Total	$80.6	$—	$9.6	$71.0
Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, during the three month periods ended December 25, 2021 and December 26, 2020 were as follows:

	Three Month Ended
	December 25, 2021	December 26, 2020
Balance at beginning of period	$75.1	$81.8
Contingent consideration recorded at acquisition	—	—
Fair value adjustments	(4.1)	4.6
Payments	—	—
Balance at end of period	$71.0	$86.4

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of equity investments and long-lived assets, including property, plant and equipment, intangible assets, goodwill and right of use assets. There were no such remeasurements in the three months ended December 25, 2021 and December 26, 2020.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, equity investments, an interest rate swap, forward foreign currency contracts, insurance contracts, accounts payable and debt obligations. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company’s interest rate swap and forward foreign currency contracts are recorded at fair value. The carrying amount of the insurance contracts are recorded at the cash surrender value, as required by GAAP, which approximates fair value. The Company believes the carrying amounts of its equity investments approximate fair value.
Amounts outstanding under the Company’s 2021 Credit Agreement (as defined below) of $1.5 billion aggregate principal and the Asset Securitization of $248.5 million as of December 25, 2021 are subject to variable interest rates based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value, representing Level 1 Measurements. The Company’s 2028 Senior Notes and 2029 Senior Notes had fair values of $420.3 million and $953.7 million, respectively, as of December 25, 2021 based on their trading prices, representing Level 1 measurements. Refer to Note 8 for the carrying amounts of the various components of the Company’s debt.

(5) Business Combinations

Fiscal 2022 Acquisitions

Bolder Surgical

On November 29, 2021, the Company completed the acquisition of Bolder Surgical Holdings, Inc. ("Bolder"), for a purchase price of $160.1 million. Bolder, located in Louisville, Colorado, is a developer and manufacturer of energy vessel sealing surgical devices in both laparoscopic and open procedures. Bolder's results of operations are reported in the Company's GYN Surgical reportable segment from the date of acquisition.
The total purchase price was allocated to Bolder's preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values as of November 29, 2021, as set forth below.

Cash	$1.9
Accounts receivable	1.3
Inventory	3.3
Other assets	3.0
Accounts payable and accrued expenses	(3.2)
Identifiable intangible assets:
Developed technology	73.6
Customer relationship	21.7
Trade names	1.4
Deferred income taxes, net	(10.5)
Goodwill	67.6
Purchase Price	$160.1

In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Bolder's business. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities, including, but not limited to, the estimate of fair value of identifiable intangible assets and deferred income taxes.
As part of the preliminary purchase price allocation, the Company determined the identifiable intangible assets are developed technology, customer relationships, and trade names. The preliminary fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 16% rate. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.
The developed technology assets are comprised of know-how, patents and technologies embedded in Bolder's products and relate to currently marketed products. The developed technology assets comprise the primary product families under the JustRight and CoolSeal technology platforms.
The preliminary estimate of the weighted average life for the developed technology, customer relationship, and trade name assets is 10 years. The preliminary calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the preliminary amount of goodwill were primarily based on anticipated strategic and synergistic benefits that are expected to be realized from the Bolder acquisition. These benefits include expanding the Company's surgical portfolio and utilizing GYN Surgical's sales and regulatory expertise to drive adoption and revenue growth. None of the goodwill is expected to be deductible for income tax purposes.

Fiscal 2021 Acquisitions

Mobidiag

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

Cash	$7.0
Accounts receivable	4.2
Inventory	12.1
Other assets	29.6
Accounts payable and accrued expenses	(16.5)
Other liabilities	(12.2)
Identifiable intangible assets:
Developed technology	285.0
In-process research and development	74.0
Customer relationships	20.9
Trade names	20.0
Long-term debt	(66.1)
Deferred income taxes, net	(60.1)
Goodwill	431.7
Purchase Price	$729.6

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
The IPR&D project relates to an in-process project that has not reached technological feasibility as of the acquisition date and has no alternative future use. The primary basis for determining technological feasibility of the project is obtaining regulatory approval to market the underlying project. The asset recorded relates to one project, and the Company expects to complete the project in approximately three years. Given the uncertainties inherent with product development and introduction, there can be no assurance that the Company's product development efforts will be successful, completed on a timely basis or within budget, if at all. The IPR&D asset was valued using the income approach.
The preliminary estimate of the weighted average life for the developed technology assets was 11.7 years, for customer relationships was 9.1 years, and for tradenames was 11.6 years. The preliminary calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the preliminary amount of goodwill were primarily based on anticipated strategic and synergistic benefits that are expected to be realized from the Mobidiag acquisition. These benefits include expanding the Company's molecular diagnostics portfolio into the near-patient testing market and utilizing Diagnostic's commercial sales, manufacturing and regulatory expertise to drive adoption and revenue growth. None of the goodwill is expected to be deductible for income tax purposes.

Biotheranostics

On February 22, 2021, the Company completed the acquisition of Biotheranostics, Inc. ("Biotheranostics"), for a purchase price of $231.3 million. Biotheranostics, located in San Diego, California, manufactures molecular diagnostic tests for breast and metastatic cancers and performs the lab testing procedures at its facility. Biotheranostics' results of operations are reported in the Company's Diagnostics reportable segment from the date of acquisition and its revenues are reported within Service and other revenue in the Company's Consolidated Statements of Income and within service revenue in the disclosure of disaggregated revenue in Note 2.

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

In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Biotheranostics' business. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities, primarily deferred income taxes.

As part of the preliminary purchase price allocation, the Company determined the identifiable intangible assets are developed technology and trade names. The preliminary fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 18.0% rate. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The weighted average life of developed technology and trade names is 10 years. The preliminary calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the preliminary amount of goodwill were primarily based on anticipated synergistic benefits of adding Biotheranostics' Clinical Laboratory Improvement Amendments (CLIA) lab to the Company's portfolio of offerings and utilizing Diagnostic's marketing and regulatory expertise to drive adoption and revenue growth. None of the goodwill is expected to be deductible for income tax purposes.

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

In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Diagenode's business. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities, primarily deferred income taxes.

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

Somatex Medical Technologies

On December 30, 2020, the Company completed the acquisition of Somatex Medical Technologies GmbH ("Somatex") for a purchase price of $62.9 million. Somatex, located in Germany, is a manufacturer of biopsy site markers, including the Tumark product line of tissue markers, which were distributed by the Company in the U.S. prior to the acquisition. The allocation of the purchase price was based on the Company's valuation, and it allocated $38.0 million to the value of developed technology with a weighted average life of 8 years, $1.2 million to customer relationships, $0.9 million to trade names and $32.4 million to goodwill. The remaining $9.6 million of the purchase price was allocated to the net acquired tangible assets and liabilities. Somatex' results of operations are reported in the Company's Breast Health reportable segment from the date of acquisition. None of the goodwill is expected to be deductible for income tax purposes.

NXC Imaging

On September 28, 2020, the Company completed the acquisition of assets from NXC Imaging, for a purchase price of $5.6 million. NXC Imaging was a long-standing distributor of the Company's Breast and Skeletal products in the U.S. The majority of the purchase price was allocated to a customer relationships intangible asset with a useful life of 5 years.

Contingent Consideration

The Company has a contingent consideration liability related to its acquisition of Acessa Health, Inc. ("Acessa") acquisition, which occurred in August 2020. Acessa was the developer of the ProVu laparoscopic radiofrequency ablation system. The Company estimated the fair value of this liability to be $81.8 million as of the measurement date. The contingent payments are based on a multiple of annual incremental revenue growth over a three-year period ending annually in December. There is no maximum earnout. Pursuant to ASC 805, Business Combinations (ASC 805), the Company recorded its estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, revenue growth rates of comparable companies, implied volatility and applying a risk adjusted discount rate. Each quarter the Company will be required to remeasure the fair value of the liability as assumptions change and such adjustments will be recorded in operating expenses. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820, Fair Value Measurements. This fair value measurement is directly impacted by the Company's estimate of future incremental revenue growth of the business. Accordingly, if actual revenue growth is higher or lower than the estimates within the fair value measurement, the Company would record additional charges or benefits, respectively. For the three months ended December 26, 2020, the Company recorded a charge of $4.6 million to record the contingent consideration liability to fair value. For the year ended September 25, 2021, the Company remeasured the contingent consideration liability and recorded a gain of $6.7 million to record the liability at fair value of $75.1 million at September 25, 2021. The reduction in fair value was due to a decrease in forecasted revenues over the measurement period, partially offset by a lower discount rate and accretion of the liability based on the passage of time. During the three months ended December 25, 2021, the first measurement period was completed and the Company recorded a gain of $4.1 million to decrease the contingent consideration liability to fair value based on actual revenue results recorded in the first annual earn-out period.

(6) Restructuring

During the first quarter of fiscal 2022, the Company finalized its decision to close its Danbury, Connecticut facility where it manufactures its Breast Health capital equipment products. The manufacturing of the Breast Health capital equipment products and all other support services will be moved to the Company's Newark, Delaware facility. In addition, research and development, sales and services support and administrative functions will be moved to the Newark and Marlborough, Massachusetts facilities as well. The transition is expected to be completed by the third quarter of fiscal 2025. The majority of employees located in Danbury have been given the option to relocate to the new locations and have until the end of March 2022 to make a decision. As a result of this plan, the Company expects a number of employees to not relocate resulting in their termination. The employees were notified of the closure in the three months ended December 25, 2021, but were not communicated their termination or severance and related benefits. As such, no severance and benefits charges were recorded in the first quarter of fiscal 2022 pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420). The Company estimates that total severance and benefits charges, including retention, will be approximately $13.0 million and will be recorded ratably over the performance period once the communication date is met.

(7) Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	December 25, 2021	September 25, 2021
Current debt obligations, net of debt discount and deferred issuance costs:
Securitization Program	248.5	248.5
Other	0.2	64.5
Total current debt obligations	$248.7	$313.0
Long-term debt obligations, net of debt discount and issuance costs:
Term Loan	1,489.1	1,382.3
2028 Senior Notes	395.5	395.4
2029 Senior Notes	935.0	934.5
Total long-term debt obligations	$2,819.6	$2,712.2
Total debt obligations	$3,068.3	$3,025.2

2021 Credit Agreement

On September 27, 2021, the Company and certain of its subsidiaries refinanced its term loan and revolving credit facility under its then credit agreement (the "2018 Credit Agreement") by entering into Refinancing Amendment No. 2 dated as of September 27, 2021, to the Amended and Restated Credit and Guaranty Agreement as of October 3, 2017, as amended (the "2021 Credit Agreement") with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders. Substantially all of the proceeds under the 2021 Credit Agreement of $1.5 billion were used to repay the amounts outstanding under the 2018 Credit Agreement. Borrowings under the 2021 Credit Agreement are secured by first-priority liens on, and a first-priority security interest in, substantially all of the Company's and its Subsidiary Guarantors' U.S. assets. These liens are subject to release during the term of the facilities if the Company is able to achieve certain corporate or corporate family ratings and other conditions are met. The credit facilities under the 2021 Credit Agreement consist of:

•A $1.5 billion secured term loan ("2021 Term Loan") with a maturity date of September 25, 2026; and
•A secured revolving credit facility ("2021 Revolver") under which the Company may borrow up to $2.0 billion, subject to certain sublimits, with a maturity date of September 25, 2026.

Borrowings under the 2021 Credit Agreement, other than Swing Line Loans, bear interest, at the Company's option, at the Base Rate, at the Eurocurrency Rate, at the Alternative Currency Daily Rate, or at the LIBOR Daily Floating Rate, in each case plus the Applicable Rate (as such terms are defined in the 2021 Credit Agreement).

The Applicable Rate in regards to the Base Rate, the Eurocurrency Rate, the Alternative Currency Daily Rate, the Alternative Currency Term Rate, and the LIBOR Daily Floating Rate is subject to change depending on the Total Net Leverage Ratio (as defined in the 2021 Credit Agreement). As of December 25, 2021, the interest rate under the 2021 Term Loan was 1.10% per annum.

The Company is also required to pay a quarterly commitment fee calculated on daily basis equal to the Applicable Rate as of such day multiplied by the undrawn committed amount available under the 2021 Revolver (taking into account any outstanding amounts under the LC Sublimit). As of December 25, 2021, this commitment fee was 0.15% per annum.

Upon the earliest to occur of June 30, 2023 (as such date may be extended under certain circumstances) and certain specified events, relating to the planned phase out of LIBOR by the UK Financial Conduct Authority, the interest rate applicable to the loans under the 2021 Credit Agreement denominated in U.S. Dollars will convert to a variant of the secured overnight financing rate (“SOFR”), as established from time to time by the Federal Reserve Bank of New York, plus a corresponding spread.

The Company is required to make scheduled principal payments under the 2021 Term Loan in increasing amounts ranging from $3.75 million per three-month period commencing with the three-month period ending on December 29, 2022 to $18.75 million per three-month period commencing with the three month period ending on December 26, 2025. The remaining balance of $1.335 billion (or such lesser aggregate principal amount of Term Loans then outstanding) on the 2021 Term Loan and any amounts outstanding under the 2021 Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the 2021 Credit Agreement, the Company is required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances (excluding permitted debt) and insurance recoveries (subject to certain reinvestment rights). Certain of the mandatory prepayments are subject to reduction or elimination if certain financial covenants are met. These mandatory prepayments are required to be applied by the Company, first to the 2021 Term Loan, second to any outstanding amount under any Swing Line Loans, third to the 2021 Revolver, fourth to prepay any outstanding reimbursement obligations with respect to letters of credit and fifth to cash collateralize such letters of credit. Subject to certain limitations, the Company may voluntarily prepay any of the 2021 Credit Facilities without premium or penalty. As of December 25, 2021, the outstanding principal balance of the 2021 Term Loan was $1.5 billion, and there were no amounts outstanding under the 2021 Revolver.

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

The Company evaluated the 2021 Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified embedded derivatives that required bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives were a default provision, which could require additional interest payments, and a provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company determined that the fair value of these embedded derivatives was immaterial as of December 25, 2021.

Pursuant to ASC 470, Debt (ASC 470), the accounting for the refinancing was evaluated on a creditor-by-creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the 2021 Credit Agreement did not participate in this refinancing transaction and ceased being creditors of the Company. As a result, the Company recorded a debt extinguishment loss of $0.7 million in the first quarter of fiscal 2022 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to these creditors. For the remainder of the creditors, this transaction was accounted for as a modification based on performing a creditor-by-creditor analysis. Pursuant to ASC 470, third-party costs of $7.0 million was recorded as a reduction to debt representing deferred issuance costs and fees paid directly to the lenders.

Interest expense, weighted average interest rates, and the interest rate at the end of period under the 2021 and 2018 Credit Agreements were as follows:

	Three Months Ended
	December 25, 2021	December 26, 2020
Interest expense	$5.3	$6.5
Weighted average interest rate	1.09%	1.23%
Interest rate at end of period	1.10%	1.15%

The 2021 Credit Agreement contains two financial covenants; a total leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter. These terms, and calculations thereof, are defined in further detail in the 2021 Credit Agreement. As of December 25, 2021, the Company was in compliance with these covenants.

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

2025 Senior Notes

Immediately prior to redemption in full of the 2025 Senior Notes on October 15, 2020, the total aggregate principal balance of 2025 Senior Notes was $950.0 million. As the Company used the proceeds from the 2029 Senior Notes offering to redeem the 2025 Senior Notes, the Company evaluated the accounting for this transaction under ASC 470 to determine modification versus extinguishment accounting on a creditor-by-creditor basis. Certain 2025 Senior Note holders either did not participate in this refinancing transaction or reduced their holdings, and these transactions were accounted for as extinguishments. As a result, the Company recorded a debt extinguishment loss in the first quarter of fiscal 2021 of $21.6 million. For the remaining 2025 Senior Notes holders who participated in the refinancing, these transactions were accounted for as modifications because on a creditor-by-creditor basis the present value of the cash flows between the debt instruments before and after the transaction was less than 10%. The Company recorded a portion of the transaction expenses of $5.8 million to interest expense pursuant to ASC 470, subtopic 50-40. The remaining debt issuance costs of $7.9 million and debt discount of $6.4 million related to the modified debt is being amortized over the new term of the 2029 Senior Notes using the effective interest method.

2028 Senior Notes

As of December 25, 2021, the Company had 4.625% Senior Notes due 2028 (the "2028 Senior Notes") outstanding in the aggregate principal balance of $400 million. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries and mature on February 1, 2028.

2029 Senior Notes

As of December 25, 2021, the Company had 3.250% 2029 Senior Notes due 2029 (the "2029 Senior Notes) outstanding in the aggregate principal balance of $950 million. The 2029 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries and mature on February 15, 2029.

Interest expense for the 2029 Senior Notes, 2028 Senior Notes and 2025 Senior Notes was as follows:

		Three Months Ended
	Interest Rate	December 25, 2021	December 26, 2020
2025 Senior Notes	4.375%	$—	$2.3
2028 Senior Notes	4.625%	4.8	4.8
2029 Senior Notes	3.250%	8.2	8.0
Total		$13.0	$15.1

Accounts Receivable Securitization Program

As of December 25, 2021, there was $248.5 million outstanding under this program. The weighted average interest rate under the Securitization Program was 0.79%.
Other

Other represents debt acquired in the Mobidiag acquisition, which was primarily with the European Investment Bank ("EIB"). Multiple tranches were withdrawn under the agreement and were primarily used to fund research and development projects and expansion efforts. The debt agreement contains change-in-control provisions allowing the EIB to call the debt at any time after a change-in-control, which occurred as a result of Hologic acquiring Mobidiag. The tranches withdrawn under this agreement had interest rates ranging from 6.0% to 7.0%. The debt agreement included additional payments to the EIB based on revenues generated by products developed under the funding as well as prepayment penalties. During the first quarter of fiscal 2022, the Company repaid $63.6 million of this debt and the debt agreement with the EIB has been terminated.

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
The following is a rollforward of the allowance for credit losses as of December 25, 2021 compared to December 26, 2020:

	Balance at Beginning of Period	Credit Loss	Write- offs and Payments	Balance at End of Period
Three Months Ended
December 25, 2021	$40.5	$3.1	$(1.6)	$42.0
December 26, 2020	$31.6	$9.1	$(1.3)	$39.4

(9) Derivatives
Interest Rate Swap - Cash Flow Hedge
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages its exposure to some of its interest rate risk through the use of interest rate swaps, which are derivative financial instruments. The Company does not use derivatives for speculative purposes. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive income ("AOCI") to the extent the derivative is effective at offsetting the changes in the cash flows being hedged until the hedged item affects earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings in other income (expense), net in the Consolidated Statements of Income.
In fiscal 2019, in order to hedge a portion of its variable rate debt, the Company entered into an interest rate swap contract with an effective date of December 23, 2020 and a termination date of December 17, 2023. The notional amount of this swap is $1.0 billion. The interest rate swap effectively fixes the LIBOR component of the variable interest rate on $1.0 billion of the notional amount under the 2021 Credit Agreement at 1.23%. The critical terms of the interest rate swap are designed to mirror the terms of the Company’s LIBOR-based borrowings under its credit agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the LIBOR-based interest payments on $1.0 billion of principal. Therefore, changes in the fair value of the swap are recorded in AOCI. The fair value of this derivative was in a liability position of $8.2 million as of December 25, 2021.
Forward Foreign Currency Contracts and Foreign Currency Option Contracts
The Company enters into forward foreign currency exchange contracts and foreign currency option contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's cash and operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar, the Chinese Yuan and the Japanese Yen. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. The Company did not elect hedge accounting for these contracts; however, the Company may seek to apply hedge accounting in future scenarios. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net in the Consolidated Statements of Income.
Realized and unrealized gains and losses from these contracts, which were the only derivative contracts not designated for hedge accounting, for the three months ended December 25, 2021 and December 26, 2020, respectively, were as follows:

	Three Months Ended
	December 25, 2021	December 26, 2020
Amount of realized loss recognized in income
Forward foreign currency contracts	$(12.4)	$(2.9)
Foreign currency option contracts	—	(1.2)
	$(12.4)	$(4.1)
Amount of unrealized loss recognized in income
Forward foreign currency contracts	$(6.8)	$(6.6)
Foreign currency option contracts	—	(8.0)
	$(6.8)	$(14.6)
Amount of loss recognized in income
Total	$(19.2)	$(18.7)
As of December 25, 2021, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and are used to hedge fluctuations in the U.S. dollar of certain of the Company's cash balances denominated in the Euro and UK pound, as well as forecasted transactions denominated in the Euro, UK Pound, Australian Dollar, Canadian Dollar, Chinese Yuan and Japanese Yen with an aggregate notional amount of $643.1 million.
Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of December 25, 2021:

	Balance Sheet Location	December 25, 2021	September 25, 2021
Assets:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$9.8	$1.7
		$9.8	$1.7

Liabilities:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contract	Accrued expenses	$7.9	$11.1
Interest rate swap contract	Other long-term liabilities	0.3	7.6
Total		$8.2	$18.7
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$1.4	$0.6
The following table presents the unrealized gain (loss) recognized in AOCI related to the interest rate caps and interest rate swap for the following reporting periods:

	Three Months Ended
	December 25, 2021	December 26, 2020
Amount of gain (loss) recognized in other comprehensive income, net of taxes:
Interest rate swap	$7.9	$0.9
Interest rate cap agreements	—	(0.2)
Total	$7.9	$0.7

(10) Commitments and Contingencies
Litigation and Related Matters

On November 6, 2015, the Company filed a suit against Minerva Surgical, Inc. (“Minerva”) in the United States District Court for the District of Delaware, alleging that Minerva’s endometrial ablation device infringes U.S. Patent 6,872,183 (the '183 patent), U.S. Patent 8,998,898 and U.S. Patent 9,095,348 (the '348 patent). On January 25, 2016, the Company amended the complaint to include claims against Minerva for unfair competition, deceptive trade practices and tortious interference with business relationships. On February 5, 2016, the Company filed a second amended complaint to additionally allege that Minerva’s endometrial ablation device infringes U.S. Patent 9,247,989 (the '989 patent). On March 4, 2016, Minerva filed an answer and counterclaims against the Company, seeking declaratory judgment on the Company’s claims and asserting claims against the Company for unfair competition, deceptive trade practices, interference with contractual relationships, breach of contract and trade libel. On June 2, 2016, the Court denied the Company’s motion for a preliminary injunction on its patent claims and denied Minerva’s request for preliminary injunction related to the Company’s alleged false and deceptive statements regarding the Minerva product. On June 28, 2018, the Court granted the Company's summary judgment motions on infringement and no invalidity with respect to the ‘183 and ‘348 patents. The Court also granted the Company’s motion for summary judgment on assignor estoppel, which bars Minerva’s invalidity defenses or any reliance on collateral findings regarding invalidity from inter partes review proceedings. The Court also denied all of Minerva’s defenses, including its motions for summary judgment on invalidity, non-infringement, no willfulness, and no unfair competition. On July 27, 2018, after a two-week trial, a jury returned a verdict that: (1) awarded the Company $4.8 million in damages for Minerva’s infringement; (2) found that Minerva’s infringement was not willful; and (3) found for the Company regarding Minerva’s counterclaims. Damages continued to accrue as Minerva continues its infringing conduct. On May 2, 2019, the Court issued rulings that denied the parties' post-trial motions, including the Company's motion for a permanent injunction seeking to prohibit Minerva from selling infringing devices. Both parties appealed the Court's rulings regarding the post-trial motions. On March 4, 2016, Minerva filed two petitions at the USPTO for inter partes review of the '348 patent. On September 12, 2016, the PTAB declined both petitions to review patentability of the '348 patent. On April 11, 2016, Minerva filed a petition for inter partes review of the '183 patent. On October 6, 2016, the PTAB granted the petition and instituted a review of the '183 patent. On December 15, 2017, the PTAB issued a final written decision invalidating all claims of the ‘183 patent. On February 9, 2018 the Company appealed this decision to the United States Court of Appeals for the Federal Circuit ("Court of Appeals"). On April 19, 2019, the Court of Appeals affirmed the PTAB's final written decision regarding the '183 patent. On July 16, 2019, the Court of Appeals denied the Company’s petition for rehearing in the appeal regarding the '183 patent. On April 22, 2020, the Court of Appeals affirmed the district court’s summary judgment ruling in favor of the Company of no invalidity and infringement, and summary judgment that assignor estoppel bars Minerva from challenging the validity of the ‘348 patent. The Court of Appeals also denied the Company’s motion for a permanent injunction and ongoing royalties for infringement of the ‘183 patent. The Court of Appeals denied Minerva’s arguments for no damages or, alternatively, a new trial. On May 22, 2020 both parties petitioned for en banc review of the Court of Appeals decision. On July 22, 2020, the Court of Appeals denied both parties' petitions for en banc review. On August 28, 2020, the district court entered final judgment against Minerva but stayed execution pending resolution of Minerva’s petition for Supreme Court review. On September 30, 2020, Minerva filed a petition requesting Supreme Court review on the issue of assignor estoppel. On November 5, 2020, the Company filed a cross-petition requesting Supreme Court review on the issue of assignor estoppel. On January 8, 2021, the Supreme Court granted Minerva’s petition to address the issue of assignor estoppel and denied the Company's petition. Oral argument before the Supreme Court was held on April 21, 2021. On June 29, 2021, the Supreme Court ruled 5-4 to uphold the assignor estoppel but limited its application to situations in which an assignor’s claim of invalidity contradicts a prior representation the assignor made in assigning the patent. The Court also vacated the ruling of the Court of Appeals and remanded the case for further proceedings consistent with its opinion. Briefing before the Court of Appeals is complete, and an oral argument was held January 27, 2022.

On April 11, 2017, Minerva filed suit against the Company and Cytyc Surgical Products, LLC (“Cytyc”) in the United States District Court for the Northern District of California alleging that the Company’s and Cytyc’s NovaSure ADVANCED endometrial ablation device infringes Minerva’s U.S. patent 9,186,208. Minerva is seeking a preliminary and permanent injunction against the Company and Cytyc from selling this NovaSure device as well as enhanced damages and interest, including lost profits, price erosion and/or royalty. On January 5, 2018, the Court denied Minerva's motion for a preliminary injunction. On February 2, 2018, at the parties’ joint request, this action was transferred to the District of Delaware. On March 26, 2019, the Magistrate Judge issued a claims construction ruling regarding the disputed terms in the patent, which the District Court Judge adopted in all respects on October 21, 2019. On July 27, 2021, the Delaware district court granted the Company’s motion for summary judgment on invalidity of the '208 patent and entered judgment in favor of the Company. On August 24, 2021, Minerva appealed this and the other rulings to the Court of Appeals. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

As described in Note 6, the Company has agreed to indemnify CD&R for certain legal matters related to the Medical Aesthetics business that existed at the date of disposition. The Company currently has $8.5 million accrued for such matters as of December 25, 2021. While the Company believes the estimated amounts accrued are reasonable, certain matters are still ongoing and additional accruals could be recorded in the future.

The Company is a party to various other legal proceedings and claims arising out of the ordinary course of its business. The Company believes that except for those matters described above there are no other proceedings or claims pending against it the ultimate resolution of which could have a material adverse effect on its financial condition or results of operations. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies (ASC 450). Legal costs are expensed as incurred.

(11) Net Income Per Share
A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended
	December 25, 2021	December 26, 2020
Basic weighted average common shares outstanding	253,499	258,605
Weighted average common stock equivalents from assumed exercise of stock options and issuance of restricted stock units	2,571	3,180
Diluted weighted average common shares outstanding	256,070	261,785
Weighted-average anti-dilutive shares related to:
Outstanding stock options and restricted stock units	868	340

(12) Stock-Based Compensation
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended
	December 25, 2021	December 26, 2020
Cost of revenues	$2.3	$2.2
Research and development	2.7	2.5
Selling and marketing	2.6	2.7
General and administrative	11.1	11.2
	$18.7	$18.6
The Company granted options to purchase 0.6 million and 0.6 million shares of the Company's common stock during the three months ended December 25, 2021 and December 26, 2020, respectively, with weighted-average exercise prices of $71.15 and $68.35, respectively. There were 4.7 million options outstanding at December 25, 2021 with a weighted-average exercise price of $48.00.
The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended
	December 25, 2021	December 26, 2020
Risk-free interest rate	1.1%	0.4%
Expected volatility	34.2%	35.0%
Expected life (in years)	4.8	4.8
Dividend yield	—	—
Weighted average fair value of options granted	$21.03	$19.86
The Company granted 0.6 million and 0.5 million restricted stock units ("RSUs") during the three months ended December 25, 2021 and December 26, 2020, respectively, with weighted-average grant date fair values of $71.15 and $68.35 per unit, respectively. In addition, the Company granted 0.1 million and 0.1 million performance stock units ("PSUs") during the three months ended December 25, 2021 and December 26, 2020, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $71.16 and $68.35 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company also granted 0.1 million and 0.1 million of PSUs based on a three-year free cumulative cash flow measure ("FCF PSUs") to its senior management team, which had a grant date fair value of $71.16 and $68.35 per unit during the three months ended December 25, 2021 and December 26, 2020, respectively. Each recipient of FCF PSUs is eligible to receive between zero and 200% of the target number of shares of the Company's common stock at the end of the three-year measurement period. The PSUs and FCF PSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million and 0.1 million market-based awards ("MSUs") to its senior management team during the three months ended December 25, 2021 and December 26, 2020, respectively. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $75.43 and $82.31 per share using the Monte Carlo simulation model. These awards cliff-vest three years from the date of grant, and the Company recognizes compensation expense for the MSUs ratably over the service period. At December 25, 2021, there was 1.8 million in aggregate RSUs, PSUs, FCF PSUs and MSUs outstanding.
At December 25, 2021, there was $24.5 million and $91.2 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, PSUs, FCF PSUs and MSUs), respectively, to be recognized over a weighted-average period of 2.6 and 2.3 years, respectively.

(13) Other Balance Sheet Information

	December 25, 2021	September 25, 2021
Inventories
Raw materials	$193.0	$163.3
Work-in-process	54.6	53.0
Finished goods	270.7	284.9
	$518.3	$501.2

Property, plant and equipment
Equipment	$463.5	$467.1
Equipment under customer usage agreements	492.1	484.6
Building and improvements	192.5	191.2
Leasehold improvements	51.0	49.7
Land	41.3	41.3
Furniture and fixtures	17.1	16.8
Finance lease right of use asset	8.8	9.9
	$1,266.3	$1,260.6
Less – accumulated depreciation and amortization	(712.0)	(695.9)
	$554.3	$564.7
In September 2020 and October 2020, the Company received grants of $7.6 million and $119.3 million, respectively, from the Department of Defense Joint Acquisition Task Force ("DOD") to expand production capacity for the Company's two SARS-CoV-2 assays. These grants are specifically to fund capital equipment and labor investments to increase manufacturing capacity to enable the Company to provide a certain amount of COVID-19 tests per month for the U.S. market. The Company is accounting for the funds received under these grants as a reimbursement of the purchased capital equipment. The Company procures and pays for the capital equipment and necessary resources to build out its facility and construct the manufacturing lines to meet the requirements specified in the grant agreement. Subsequent to paying for the capital equipment, the DOD will reimburse the Company upon it meeting certain requirements. However, the DOD retains title to assets purchased under the agreement, and title is transferred to the Company upon meeting certain milestones of the manufacturing efforts. As of December 25, 2021, the Company had $81.4 million of capital equipment related to the DOD grant that was awaiting approval. In the three months ended December 25, 2021 and the year ended September 25, 2021, the Company received $21.3 million and $21.1 million, respectively, from the DOD under these grants which has been recorded as a reduction of the cost basis of the purchased equipment. Payments under these grants are subject to satisfaction of the conditions of the grants, including applicable governmental appropriations.

(14) Business Segments and Geographic Information
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

Identifiable assets for the reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three months ended December 25, 2021 and December 26, 2020. Segment information is as follows:

	Three Months Ended
	December 25, 2021	December 26, 2020
Total revenues:
Diagnostics	$950.4	$1,128.2
Breast Health	359.3	332.7
GYN Surgical	134.3	124.0
Skeletal Health	27.1	24.9
	$1,471.1	$1,609.8
Income from operations:
Diagnostics	$531.8	$784.5
Breast Health	81.7	86.3
GYN Surgical	26.6	13.7
Skeletal Health	1.2	1.0
	$641.3	$885.5
Depreciation and amortization:
Diagnostics	$69.4	$56.3
Breast Health	15.5	13.1
GYN Surgical	22.9	23.2
Skeletal Health	0.2	0.2
	$108.0	$92.8
Capital expenditures:
Diagnostics	$9.7	$38.3
Breast Health	4.2	2.9
GYN Surgical	2.1	3.3
Skeletal Health	0.1	—
Corporate	0.1	0.3
	$16.2	$44.8

	December 25, 2021	September 25, 2021
Identifiable assets:
Diagnostics	$3,272.1	$3,348.8
Breast Health	1,218.7	1,233.9
GYN Surgical	1,517.1	1,369.7
Skeletal Health	38.1	31.9
Corporate	3,239.1	2,935.6
	$9,285.1	$8,919.9
The Company had no customers that represented greater than 10% of consolidated revenues during the three months ended December 25, 2021 and December 26, 2020.

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
Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended
	December 25, 2021	December 26, 2020
United States	68.8%	70.7%
Europe	20.1%	21.0%
Asia-Pacific	8.1%	5.5%
Rest of World	3.0%	2.8%
	100.0%	100.0%

(15) Income Taxes

In accordance with ASC 740, Income Taxes, each interim period is considered integral to the annual period, and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its annual effective tax rate estimated for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, adjusted for discrete taxable events that occur during the interim period.

The Company’s effective tax rate for the three months ended December 25, 2021 was 19.7% compared to 21.5% for the corresponding period in the prior year.

The effective tax rate for the three months ended December 25, 2021 was lower than the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income, the geographic mix of income earned by the Company's international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits, partially offset by state income taxes, and unbenefited foreign losses.

The effective tax rate for the three months ended December 26, 2020 was higher than the U.S. statutory tax rate primarily due to state income taxes, the global intangible low-taxed income inclusion, and unbenefited foreign losses, partially offset by the impact of the U.S. deduction for foreign derived intangible income, the geographic mix of income earned by the Company’s international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits.

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

In January 2022, the Company settled a state non-income tax audit for fiscal years 2016-2017 for $5.4 million, which was previously accrued.

(16) Intangible Assets
Intangible assets consisted of the following:

Description	As of December 25, 2021		As of September 25, 2021
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,656.9	$3,258.4	$4,597.7	$3,184.2
In-process research and development	69.4	—	71.6	—
Customer relationships	612.6	518.1	591.7	510.1
Trade names	268.8	194.6	268.1	191.8
Non-competition agreements	1.5	1.5	1.5	1.5
Business licenses	2.5	2.5	2.5	2.5
Total acquired intangible assets	$5,611.7	$3,975.1	$5,533.1	$3,890.1

Internal-use software	23.4	17.9	23.5	17.2
Capitalized software embedded in products	25.5	17.1	25.5	15.6
Total intangible assets	$5,660.6	$4,010.1	$5,582.1	$3,922.9

The estimated remaining amortization expense of the Company's acquired intangible assets as of December 25, 2021 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2022	$251.9
Fiscal 2023	$241.7
Fiscal 2024	$232.5
Fiscal 2025	$217.3
Fiscal 2026	$184.4

(17) Product Warranties
Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Three Months Ended:
December 25, 2021	$8.8	$2.1	$(2.3)	$8.6
December 26, 2020	$9.9	$3.3	$(3.7)	$9.5

(18) Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated balances of other comprehensive loss for the periods presented:

	Three Months Ended December 25, 2021
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total
Beginning Balance	$(43.1)	$(1.3)	$(14.7)	$(59.1)
Other comprehensive income (loss) before reclassifications	(37.8)	—	7.9	(29.9)
Ending Balance	$(80.9)	$(1.3)	$(6.8)	$(89.0)

	Three Months Ended December 26, 2020
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Hedged Interest Rate Swaps	Total
Beginning Balance	$(22.9)	$(1.8)	$(0.9)	$(24.1)	$(49.7)
Other comprehensive income (loss) before reclassifications	17.8	—	(0.2)	0.9	18.5
Amounts reclassified to statement of income	—	—	0.5	—	0.5
Ending Balance	$(5.1)	$(1.8)	$(0.6)	$(23.2)	$(30.7)

(19) Share Repurchase
On December 9, 2020, the Board of Directors authorized a new five-year share repurchase plan to repurchase up to $1.0 billion of the Company's outstanding common stock. The prior plan was terminated in connection with this new authorization. During the three months ended December 25, 2021, the Company repurchased 2.3 million shares of its common stock for a total consideration of $167.0 million. As of December 25, 2021, $524.7 million remained available under this authorization. Subsequent to December 25, 2021, the Company repurchased 2.1 million shares for total consideration of $150.0 million.

(20) New Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The FASB issued this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and is applicable to the Company in fiscal 2022. The adoption of ASU No. 2019-12 did not have a material impact to the Company's consolidated financial position and results of operations.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The FASB issued this Update to clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815. This update could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. For entities that have adopted the amendments in Update 2020-01, the updated guidance is effective for annual periods beginning after December 15, 2020, and is applicable to the Company in fiscal 2022. Early adoption was permitted. The adoption of ASU No. 2020-01 did not have a material impact the Company's consolidated financial position and results of operations.

In January 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The FASB issued this Update as optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. This update will provide optional expedients and exceptions for applying GAAP to only contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. For entities that have adopted the amendments in Update 2020-04, the updated guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of the adoption of ASU No. 2020-04 on its consolidated financial position and results of operations.

In January 2021, FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) Scope. The FASB issued this Update in response to stakeholder concerns about potential diversity in practice. The FASB decided to clarify the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. This update provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to only contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. For entities that have adopted the amendments in Update 2021-01, the updated guidance is effective for all entities immediately as of January 2021. The Company is currently evaluating the impact of the adoption of ASU No. 2021-01 on its consolidated financial position and results of operations.
In May 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842), Lessors - Certain Leases with Variable Lease Payments. This ASU addresses an issue related to a lessor's accounting for certain leases with variable lease payments. The amendments in this Update affect lessors with lease contracts that (1) have variable lease payments that do not depend on a reference index or a rate and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as a sales-type lease or a direct financing lease. The Company adopted the standard in the first quarter of fiscal 2022, which did not have a material effect on the Company's consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT
Some of the statements contained in this report and documents incorporated by reference herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements regarding:

•the ongoing and possible future effects of the global COVID-19 pandemic and economic disruptions, including supply chain constraints and inflation, on our business, financial condition, results of operations and cash flows and our ability to draw down our revolver;
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
•the effect of the continuing worldwide macroeconomic uncertainty, including the UK's exit from the European Union (known as Brexit), on our business and results of operations;
•the effect of the worldwide political and social uncertainty and divisions throughout the world, including the impact on trade regulation and tariffs, that may adversely impact the cost and sale of our products in certain countries, or increase the cost we may incur to purchase materials, parts and equipment from our suppliers;
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
•anticipated trends relating to our financial condition or results of operations, including the impact of interest rate and foreign currency exchange fluctuations, including the potential impact of the proposed phase out of LIBOR; and
•our liquidity, capital resources and the adequacy thereof.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” "intends," “anticipates,” “believes,” “estimates,” “projects,” “predicts,” "likely," "future," "strategy." “potential,” "seeks," "goal" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including those set forth under "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 25, 2021 or any other of our subsequently filed reports. We qualify all of our forward-looking statements by these cautionary statements.
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
Through our Diagnostics segment, we offer a wide range of diagnostics products, which are used primarily to aid in the screening and diagnosis of human diseases. Our primary Diagnostics products include our molecular diagnostic assays, which run on our advanced instrumentation systems (Panther, Panther Fusion, and Tigris), our ThinPrep cytology system, and the Rapid Fetal Fibronectin Test. Our Aptima family of molecular diagnostic assays is used to detect, among other things, the infectious microorganisms that cause the common sexually transmitted diseases, or STDs, such as: chlamydia and gonorrhea, or CTGC; certain high-risk strains of human papillomavirus, or HPV; Trichomonas vaginalis, the parasite that causes trichomoniasis; Mycoplasma genitalium; and Herpes simplex viruses 1 and 2. We also offer viral load tests for HIV, Hepatitis C and Hepatitis B for use on our Panther instrument system. In addition, we offer bacterial vaginosis and candida vaginitis assays for the diagnosis of vaginitis, a common and complex ailment affecting millions of women a year. Our assay portfolio also includes diagnostic tests for a range of acute respiratory infections, including SARS-CoV-2, as well as a test for the detection of Group B Streptococcus, or GBS, that are run on the Panther Fusion system, a field upgradeable instrument addition to the base Panther system. In response to the COVID-19 pandemic, we developed and launched the Aptima SARS-CoV-2 assay (which runs on our standard Panther system) and the Panther Fusion SARS-CoV-2 assay (which runs on our Panther Fusion system). The Panther Fusion SARS-CoV-2 assay and the Aptima SARS-CoV-2 assay were launched at the end of our second quarter and in the third quarter of fiscal 2020, respectively. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth.
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
Our GYN Surgical products include our NovaSure Endometrial Ablation System, or NovaSure, and our MyoSure Hysteroscopic Tissue Removal System, or MyoSure, our Fluent Fluid Management system, or Fluent, as well as our Acessa ProVu laparoscopic radiofrequency ablation system, or Acessa. The NovaSure portfolio is comprised of the NovaSure CLASSIC and NovaSure ADVANCED devices and most recently, the NovaSure V5 device for the treatment of abnormal uterine bleeding. The MyoSure suite of devices offers four options to provide incision-less removal of fibroids, polyps, and other pathology within the uterus. The Fluent system is a fluid management system that provides liquid distention during diagnostic and operative hysteroscopic procedures. The Acessa system is a fully integrated system that uses laparoscopic ultrasound, guidance mapping and radiofrequency ablation to treat nearly all types of fibroids.
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
Supply Chain Considerations
The current worldwide supply chain shortages and constraints are impacting our ability to obtain certain critical raw materials and components used primarily in our Breast Health capital equipment products. The supply chain shortages and disruptions primarily affecting our Breast Health manufacturing lines are related to electronic components, primarily integrated circuits, or more commonly referred as "chips". We are dependent on a small number of semiconductor manufacturers and their allocation of chips to us. Based on our current understanding of their allocation of chips to us for the remainder of fiscal 2022, if such allocation does not increase or we are not able to obtain alternative sources of chips, we believe we will not be able to manufacture sufficient quantities of our capital equipment products, primarily 3D Dimension systems, Trident specimen radiography systems and Affirm Prone biopsy systems to meet customer demand. As a result, if we are unable to obtain sufficient quantities of chips, we expect sales of these products to decline in the second quarter of fiscal 2022 and to further decline in the remainder of fiscal 2022 as compared to the prior year periods. Since we expect manufacturing of these products to decline below normal manufacturing capacity, we are anticipating an increase in unfavorable manufacturing variances. In addition, the prices of raw materials and components have been rising and continued supply chain shortages could increase the costs further. These factors may result in a lower gross margin for Breast Health in the remainder of fiscal 2022 for our affected products. Our procurement team has and will continue to expend significant time and resources to try to secure sufficient quantities to meet demand.
Trademark Notice
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 3Dimensions, 3D Mammography, Acessa, Acessa Health, Acessa ProVu, Affirm, Affirm Prone, Amplidiag, Aptima, ATEC, Biotheranostics, Bolder, Brevera, CoolSeal, Diagenode, Fluent, Fluoroscan, Genius 3D, Genius 3D Mammography, Hologic, Horizon DXA, Insight, JustRight, Mobidiag, MyoSure, Novodiag, NovaSure, NXC Imaging, Panther, Panther Fusion, ProVu, Rapid fFN, Selenia, Selenia Dimensions, Somatex, SuperSonic Imagine, ThinPrep, Tigris, Trident, and Tumark.
All other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Hologic's use or display of other parties' trademarks, trade dress or products in this offering circular does not imply that Hologic has a relationship with, or endorsement or sponsorship of, the trademark or trade dress owners.

ACQUISITIONS
The following sets forth descriptions of acquisitions we have completed in fiscal 2022 and 2021.
Bolder Surgical
On November 29, 2021, we completed the acquisition of Bolder Surgical Holdings, Inc., or Bolder, for a purchase price of $160.1 million. Bolder, located in Louisville, Colorado, is a developer and manufacturer of energy vessel sealing surgical devices in both laparoscopic and open procedures. Based on our preliminary valuation, we allocated $96.7 million of the purchase price to the value of intangible assets and $67.6 million to goodwill. The allocation of the purchase price is preliminary as we continue to gather information supporting the valuation of the acquired assets and liabilities. Bolder's results of operations are reported in our GYN Surgical segment.
Mobidiag
On June 17, 2021, we completed the acquisition of Mobidiag Oy, or Mobidiag, for a purchase price of $729.6 million. Mobidiag, located in Finland, manufactures molecular diagnostic solutions for gastrointestinal infections, antimicrobial resistance management and other infections. Based on our preliminary valuation, we allocated $399.9 million of the purchase price to the value of intangible assets and $431.7 million to goodwill. The allocation of the purchase price is preliminary as we continue to gather information supporting the valuation of the acquired assets and liabilities. This acquisition expands our molecular diagnostics portfolio into the near-patient testing market. Mobidiag's results of operations are reported in our Diagnostics segment.
Biotheranostics
On February 22, 2021, we completed the acquisition of Biotheranostics, Inc., or Biotheranostics, for a purchase price of $231.3 million. Biotheranostics, located in San Diego, California, manufactures molecular diagnostic tests for breast and metastatic cancers and performs lab testing procedures at its facility. Based on our preliminary valuation, we allocated $162.4 million of the purchase price to the value of intangible assets and $80.9 million to goodwill. The allocation of the purchase price is preliminary as we continue to gather information supporting the valuation of the acquired assets and liabilities. Biotheranostics' results of operations are included in our Diagnostics segment and its revenues are reported within Service and Other Revenue in our Consolidated Statements of Income.
Diagenode
On March 1, 2021, we completed the acquisition of Diagenode SA, or Diagenode, for a purchase price of $155.1 million. Diagenode, located in Belgium, is a developer and manufacturer of molecular diagnostic assays based on polymerase chain reaction (PCR) technology to detect infectious diseases of bacterial, viral or parasite origin. Based on our preliminary valuation, we allocated $79.0 million of the purchase price to the value of intangible assets and $83.5 million to goodwill. The allocation of the purchase price is preliminary as we continue to gather information supporting the valuation of the acquired assets and liabilities. Diagenode's results of operations are included in our Diagnostics segment.
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

RESULTS OF OPERATIONS
All dollar amounts in tables are presented in millions.

Product Revenues

	Three Months Ended
	December 25, 2021		December 26, 2020		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$929.3	63.2%	$1,113.0	69.1%	$(183.7)	(16.5)%
Breast Health	220.3	15.0%	200.2	12.4%	20.1	10.1%
GYN Surgical	134.1	9.1%	123.9	7.7%	10.2	8.2%
Skeletal Health	19.6	1.3%	18.3	1.1%	1.3	7.3%
	$1,303.3	88.6%	$1,455.4	90.3%	$(152.1)	(10.5)%
We had a decrease in product revenues of 10.5% in the current quarter compared to the corresponding period in the prior year primarily due to the decrease in revenues in the Diagnostics business as COVID-19 assay sales were lower.
Diagnostics product revenues decreased $183.7 million or 16.5% in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in Molecular Diagnostics of $187.4 million, a decrease in Blood Screening of $2.1 million, partially offset by an increase in Cytology & Perinatal of $5.8 million. While we divested our Blood Screening business in the second quarter of fiscal 2017, we continue to provide long-term access to Panther instrumentation and certain supplies to the purchaser of that business. Molecular Diagnostics product revenue was $794.8 million in the current quarter compared to $982.2 million in the corresponding period in the prior year. The decrease was primarily attributable to a decrease of $222.5 million in sales from our two SARS-CoV-2 assays (primarily the Aptima SARS-CoV-2 assay and to a lesser extent the Panther Fusion SARS-CoV-2 assay) due to lower volumes as a result of lower demand from an improvement in the Covid pandemic compared to the prior year and a decrease in average selling prices We also had a decrease in the sale of our Panther and Panther Fusion instruments in the current quarter. These decreases were partially offset by an increase in sales of $24.6 million for our Aptima assays (exclusive of our Aptima SARS-CoV-2 assays), which primarily consisted of our CTGC, Bacterial Vaginosis, CV Candida, and Trichomonas vaginalis assays, on a worldwide basis as volumes increased partially offset by a slight decline in average selling prices. In addition, we had an increase of $16.3 million from the inclusion of our recent acquisitions of Mobidiag and Diagenode. The increase in Cytology & Perinatal was primarily due to an increase in volume in international markets as elective testing improved as governmental restrictions eased compared to the prior year period.
Breast Health product revenues increased $20.1 million or 10.1% in the current quarter compared to the corresponding period in the prior year as product revenues in the prior year periods were adversely impacted by the COVID-19 pandemic and related lockdowns across the globe. The increase in revenues was primarily due to an increase in volumes our interventional breast solutions products, primarily ATEC and Brevera disposables, our 3D Dimensions systems from higher average selling prices, partially offset by lower volumes, Affirm biopsy systems, Trident specimen radiography systems, and ultrasound imaging products. We primarily attribute the increase in revenues to the recovery of elective procedures and exams as elective procedures and wellness visits have recovered from the various COVID-19 variants in effect in the corresponding period in the prior year.
GYN Surgical product revenues increased $10.2 million or 8.2% in the current quarter compared to the corresponding period in the prior year, which we attribute primarily to the recovery of elective medical visits and procedures that had previously been delayed or cancelled in response to the COVID-19 pandemic and to a lesser extent healthcare providers increasing their inventory levels to ensure there are no supply constraints. These increases were primarily due to increases in the sales volume of MyoSure systems, Fluent Fluid Management systems including ancillaries, Acessa ProVu systems, and to a lesser extent NovaSure systems.
Skeletal Health product revenues increased $1.3 million or 7.3% in the current quarter compared to the corresponding period in the prior year primarily due to an increase in sales volume of our Horizon DXA systems. We primarily attribute this increase to the increase in wellness visits and healthcare screenings in 2021 as a result of the ongoing recovery from the COVID-19 pandemic.

Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended
	December 25, 2021	December 26, 2020
United States	67.0%	70.2%
Europe	21.4%	21.4%
Asia-Pacific	8.5%	5.5%
Rest of World	3.1%	2.9%
	100.0%	100.0%
In the current quarter compared to the corresponding period in the prior year, the percentage of product revenue derived from the U.S. decreased while Asia-Pacific increased, which we primarily attributed to strong sales of our SARS-CoV-2 assays in Australia, New Zealand and Japan due to the recent surge in this region, an increase in sales of our mammography systems and growth in ThinPrep Pap Tests and Aptima products.
Service and Other Revenues

	Three Months Ended
	December 25, 2021		December 26, 2020		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$167.8	11.4%	$154.4	9.6%	$13.4	8.7%
Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing service, installation, and repair of our products. The majority of these revenues are generated within our Breast Health segment. The increase in service and other revenue in the current quarter compared to the corresponding period in the prior year was primarily due to an increase in Breast Health service contract revenue as the Breast Health business continued to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period, as well as additions from our distributor acquisitions. In our Diagnostics business, the inclusion of Biotheranostics added $15.4 million of lab testing revenues in the current quarter, which was partially offset by a decrease in royalty revenue in the current quarter of $12.1 million from Grifols, S.A., or Grifols, related to licensing our intellectual property to our COVID-19 assays for their sale in Spain.
Cost of Product Revenues

	Three Months Ended
	December 25, 2021		December 26, 2020		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$318.1	24.4%	$284.5	19.5%	$33.6	11.8%
Amortization of Intangible Assets	74.9	5.7%	61.6	4.2%	13.3	21.6%
	$393.0	30.1%	$346.1	23.7%	$46.9	13.6%
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 24.4% in the current quarter compared to 19.5% in the corresponding period in the prior year. Cost of product revenues as a percentage of revenue increased in the current quarter primarily due to a decrease in sales of our SARS-CoV-2 assays, which have higher gross margins compared to our other diagnostic products, and comprised 40.1% of total product revenue in the current quarter compared to 51.2% in the corresponding period in the prior year.

Diagnostics' product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year primarily due to lower sales of our SARS-CoV-2 assays including a decrease in average selling prices, an increase in inventory reserves, higher field service costs for our expanded instrument installed base and higher freight charges internationally, partially offset by lower sales of instruments, which carry low margins, and increased volumes of our ThinPrep Pap Test.
Breast Health’s product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year primarily due to the impact of the COVID-19 pandemic on the supply chain resulting in reduced manufacturing utilization and higher prices of raw materials and components, partially offset by an increase in average selling prices of our 3D Dimensions systems.
GYN Surgical’s product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year primarily due to product mix of higher volumes of lower margin products, including our Fluent Fluid Management systems and Acessa ProVu systems.
Skeletal Health’s product costs as a percentage of revenue decreased in the current quarter compared to the corresponding period in the prior year due to higher sales volume of our Horizon DXA systems and favorable manufacturing variances.
Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense increased in the current quarter compared to the corresponding period in the prior year primarily due to intangible assets acquired in the Mobidiag, Biotheranostics, Diagenode and Somatex acquisitions, partially offset by lower amortization of intangible assets acquired in the Cytyc acquisition which reduces over time.
Cost of Service and Other Revenues

	Three Months Ended
	December 25, 2021		December 26, 2020		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$91.8	54.7%	$83.3	53.9%	$8.5	10.2%
Service and other revenues gross margin decreased to 45.3% in the current quarter compared to 46.1% in the corresponding period in the prior year. The decrease in the current quarter was primarily due to a decrease in Grifols royalty revenue related to licensing of our intellectual property related to our COVID-19 assays for their sale in Spain, which has a high margin, partially offset by the inclusion of lab testing revenue from Biotheranostics, which has higher margins than our legacy service business. Also partially offsetting the decrease in service margin in the current quarter is an increase in Breast Health service contract revenue.

Operating Expenses

	Three Months Ended
	December 25, 2021		December 26, 2020		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$72.8	4.9%	$59.3	3.7%	$13.5	22.8%
Selling and marketing	147.4	10.0%	128.0	8.0%	19.4	15.2%
General and administrative	117.9	8.0%	91.5	5.7%	26.4	28.9%
Amortization of intangible assets	10.8	0.7%	10.1	0.6%	0.7	6.9%
Contingent consideration - fair value adjustment	(4.1)	(0.3)%	4.6	0.3%	(8.7)	**
Restructuring and Divestiture charges	0.2	—%	1.4	0.1%	(1.2)	(85.7)%
	$345.0	23.5%	$294.9	18.3%	$50.1	17.0%
**Percentage not meaningful
Research and Development Expenses. Research and development expenses increased 22.8% in the current quarter compared to the corresponding period in the prior year primarily due the inclusion of expenses in the aggregate of $9.2 million from the Biotheranostics, Mobidiag, Diagenode and Bolder acquisitions, higher project spend in Diagnostics and Surgical, higher consulting spending and increased spending to implement the European Medical Device Regulation (MDR) and In Vitro Diagnostic Regulation (IVDR) requirements. In addition, the credit recorded to research and development expenses for funds received from the Biomedical Advanced Research and Development Authority (BARDA) grant to obtain FDA approval of our SARS-CoV-2 assays was lower by $4.7 million in the current quarter. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses increased 15.2% in the current quarter compared to the corresponding period in the prior year primarily due to the inclusion of expenses in the aggregate of $13.7 million from the Biotheranostics, Diagenode and Mobidiag acquisitions, an increase in marketing initiatives, and higher meeting expenses and trade shows that were significantly lower in the prior year primarily due to canceled or curtailed events as a result of the COVID pandemic, and higher travel expenses. This was partially offset by a decrease in salaries in Breast Health due to lower headcount and a decrease in commissions for Breast Health and Surgical primarily due to changes in the compensation plans.
General and Administrative Expenses. General and administrative expenses increased 28.9% in the current quarter compared to the corresponding period in the prior year primarily due to an increase in charitable contributions of $10.0 million, the inclusion of expenses in the aggregate of $6.6 million from the Biotheranostics, Mobidiag, and Diagenode acquisitions, an increase in salaries and bonus, non-income tax charges of $3.0 million, higher information systems infrastructure projects spend, and the prior year period included a $3.6 million credit for providing transition services to Cynosure. These increases were partially offset by lower bad debt expense and lower expense from our deferred compensation plan.
Amortization of Intangible Assets. Amortization of intangible assets primarily results from customer relationships and trade names related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense was relatively consistent compared to the prior year periods as we had increases from recent acquisitions offset by assets from older acquisitions becoming fully amortized.
Contingent Consideration Fair Value Adjustments. In connection with the acquisition of Acessa, we are obligated to make contingent earn-out payments. The payments are based on achieving incremental revenue growth over a three-year period ending annually in December. As of the acquisition date for Acessa, we recorded a contingent consideration liability for the estimated fair value of the amount we expected to pay to the former shareholders of the acquired business. This liability is not contingent on future employment, and we recorded our estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, comparable company revenue growth rates, implied volatility and applying a risk adjusted discount rate. Increases or decreases in the fair value of contingent consideration liabilities can result from the passage of time, changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates. In the current quarter, we recorded a gain of $4.1 million based on actual amounts owed for the first earn-out period being lower than the amount accrued as of September 25, 2021. In the prior year first quarter, we remeasured the contingent consideration liability and recorded a charge of $4.6 million to record the liability at fair value at that time.
Interest Expense

	Three Months Ended
	December 25, 2021	December 26, 2020	Change
	Amount	Amount	Amount	%
Interest Expense	$(25.7)	$(28.1)	$2.4	(8.5)%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense decreased in the current quarter compared to the corresponding period in the prior year primarily due to lower debt refinancing costs of $4.0 million recorded as an expense, lower interest rates on our Senior Notes due to issuing our 2029 Senior Notes and paying off our 2025 Senior Notes in the prior year, and the pay-off of amounts outstanding under our accounts receivable asset securitization agreement in the prior year, partially offset by higher interest rate swap expense and interest expense related to debt from the Mobidiag acquisition.
Debt Extinguishment Loss

	Three Months Ended
	December 25, 2021	December 26, 2020	Change
	Amount	Amount	Amount	%
Debt Extinguishment Loss	$(0.7)	$(21.6)	$20.9	**
**Percentage not meaningful

In the current quarter, we entered into a Refinancing Amendment No. 2 to the 2021 Credit Agreement with Bank of America, N.A. The proceeds were used to pay off the Term Loan outstanding under the 2018 Credit Agreement. In connection with this transaction we recorded a debt extinguishment charge of $0.7M. In the first quarter of fiscal 2021, we completed a private placement of $950 million aggregate principal amount of our 2029 Senior Notes. The proceeds under the 2029 Senior Notes offering, together with available cash, were used to redeem our 2025 Senior Notes in the same principal amount. In connection with this transaction, we recorded a debt extinguishment loss of $21.6 million in the first quarter of fiscal 2021.
Other Income (Expense), net

	Three Months Ended
	December 25, 2021	December 26, 2020	Change
	Amount	Amount	Amount	%
Other Income (Expense), net	$6.5	$(3.8)	$10.3	**
**Percentage not meaningful

For the current quarter, this account primarily consisted of net foreign currency exchange gains of $9.3 million, primarily from settling transactions, and a gain of $1.3 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains, partially offset by a charge of $4.3 million to write off an equity method investment acquired in the Mobidiag acquisition. The first quarter of fiscal 2021, this account primarily consisted of net foreign currency exchange losses of $9.9 million, primarily from the mark-to-market of outstanding forward foreign currency exchange and foreign currency option contracts, partially offset by a gain of $6.2 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains.

Provision for Income Taxes

	Three Months Ended
	December 25, 2021	December 26, 2020	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$122.7	$179.0	$(56.3)	(31.5)%

Our effective tax rate for the three months ended December 25, 2021 was 19.7% compared to 21.5% for the corresponding period in the prior year. For the three months ended December 25, 2021, the effective tax rate was lower than the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income, the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits, partially offset by state income taxes, and unbenefited foreign losses. For the three months ended December 26, 2020 the effective tax rate was higher than the U.S. statutory tax rate primarily due to state income taxes, the global intangible low-taxed income inclusion, and unbenefited foreign losses, partially offset by the impact of the U.S. deduction for foreign derived intangible income, the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits.

Segment Results of Operations
We operate in four segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 25, 2021. We measure segment performance based on total revenues and operating income. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.
Diagnostics

	Three Months Ended
	December 25, 2021	December 26, 2020	Change
	Amount	Amount	Amount	%
Total Revenues	$950.4	$1,128.2	$(177.8)	(15.8)%
Operating Income	$531.8	$784.5	$(252.7)	(32.2)%
Operating Income as a % of Segment Revenue	55.9%	69.5%
Diagnostics revenues decreased in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in sales of our SARS-CoV-2 assays, a decrease in royalty revenue from Grifols related to licensing our intellectual property of our COVID-19 assays for their sale in Spain and lower instrument sales, partially offset by revenue from acquisitions, and an increase in Aptima assays and ThinPrep Pap Test.
Operating income for this business segment decreased in the current quarter compared to the corresponding period in the prior year due to a decrease in gross profit from lower COVID-19 sales and an increase in operating expenses. Gross margin was 72.9% in the current quarter compared to 79.9% in the corresponding period in the prior year. The decrease in gross profit in the current quarter was primarily due to lower sales volume of our SARS-CoV-2 assays which have a higher margin, an increase in intangible asset amortization expense from recent acquisitions, lower Grifols license revenue, an increase in inventory reserves, higher field service costs for our expanded instrument install bases and an increase in freight internationally.
Operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to operating expenses from the Biotheranostics, Mobidiag, and Diagenode acquisitions, an allocated portion of the charitable contribution, an increase in salaries and bonus, an increase in travel, an increase in marketing initiatives, and a lower BARDA credit of $4.7 million partially offset by lower bad debt expense.

Breast Health

	Three Months Ended
	December 25, 2021	December 26, 2020	Change
	Amount	Amount	Amount	%
Total Revenues	$359.3	$332.7	$26.6	8.0%
Operating Income	$81.7	$86.3	$(4.6)	(5.3)%
Operating Income as a % of Segment Revenue	22.7%	25.9%
Breast Health revenues increased in the current quarter compared to the corresponding period in the prior year due to an increase of $20.1 million in product revenue and an increase of $6.6 million in service revenue discussed above.

Operating income for this business segment decreased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in operating expenses partially offset by an increase in gross profit from higher product and service revenues. Gross margin was 55.6% in the current quarter compared to 57.8% in the corresponding period in the prior year. The decrease in gross margin was primarily due to the reduced manufacturing utilization from supply chain shortages, higher costs for raw materials and components and an increase in intangible asset amortization expense.

Operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to an allocated portion of the charitable contribution, an increase in marketing from a return to in-person trade shows and sales meetings, an increase in marketing initiatives, higher salaries and bonus and an increase in R&D project spend. These increases were partially offset by a decrease in compensation and commissions from lower sales force headcount and a change in the compensation plans.
GYN Surgical

	Three Months Ended
	December 25, 2021	December 26, 2020	Change
	Amount	Amount	Amount	%
Total Revenues	$134.3	$124.0	$10.3	8.3%
Operating Income	$26.6	$13.7	$12.9	94.2%
Operating Income as a % of Segment Revenue	19.8%	11.0%
GYN Surgical revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in product revenues discussed above.
Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in gross profit from higher revenues and a decrease in operating expenses. Gross margin was 62.3% in the current quarter compared to 62.7% in the corresponding period in the prior year. The consistency in gross margin was primarily due to the increased sales volume in the current quarter as the GYN Surgical business continues to recover to pre-COVID levels. This increase in sales volume was offset by unfavorable product mix discussed above.
Operating expenses decreased in the current quarter compared to the corresponding period in the prior year primarily due to a $4.1 million gain recorded to decrease the contingent consideration liability to fair value versus a charge of $4.6 million in the prior year period related to the Acessa acquisition and to a lesser extent, lower commissions due to a change in commission plan achievement metrics and lower research and development spend. These decreases were partially offset by higher marketing initiative spend and an increase in salaries and bonus.

Skeletal Health

	Three Months Ended
	December 25, 2021	December 26, 2020	Change
	Amount	Amount	Amount	%
Total Revenues	$27.1	$24.9	$2.2	8.8%
Operating Income	$1.2	$1.0	$0.2	20.0%
Operating Income as a % of Segment Revenue	4.4%	4.0%
Skeletal Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in product revenues discussed above.
Operating income for this business segment remained consistent in the current quarter compared to the corresponding period in the prior year primarily due to an increase in gross profit from higher revenues, offset by an increase in operating expenses. Gross margin remained consistent at 35.8% in the current quarter compared to 35.6% in the corresponding period in the prior year. The consistency in gross margin was primarily due to higher sales volume of our products, offset by a price decline.
Operating expenses remained consistent in the current quarter compared to the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
At December 25, 2021, we had $2,227.5 million of working capital and our cash and cash equivalents totaled $1,420.8 million. Our cash and cash equivalents balance increased by $250.5 million during the first three months of fiscal 2022 primarily due to cash generated from operating activities, partially offset by cash used in investing and financing activities primarily related to a business acquisition and repurchases of our common stock.
In the first three months of fiscal 2022, our operating activities provided cash of $564.2 million, primarily due to net income of $499.2 million, non-cash charges for depreciation and amortization aggregating $108.0 million, and stock-based compensation expense of $18.7 million. These adjustments to net income were partially offset by a decrease in deferred taxes of $21.9 million primarily due to the amortization of intangible assets. Cash provided by operations included a net cash outflow of $46.2 million from changes in our operating assets and liabilities. The net cash outflow was primarily driven by a $48.1 million increase in accounts receivable due to higher COVID-19 sales and the increase in sales for our Breast Health and Surgical divisions compared to the fourth quarter of fiscal 2021, an increase in inventory of $17.4 million due to the increase in raw materials to support SARS-COV-2 assay production and a buildup of components and partially built systems in support of production of capital equipment in our Breast Health division, and a decrease in accounts payable of $13.8 million primarily due to the timing of payments. These cash outflows were partially offset by an increase to accrued expenses of $42.4 million primarily due to an increase in accrued federal and state income taxes driven by higher profits and timing of tax payments, partially offset by a decrease in accrued compensation due to the payment of the annual bonuses.
In the first three months of fiscal 2022, our investing activities used cash of $173.5 million primarily related to net cash paid for our acquisition of Bolder of $157.3 million and net capital expenditures of $16.2 million, which primarily consisted of the placement of equipment under customer usage agreements as purchases of equipment were fully offset by the reimbursement of funds received from the Department of Defense to increase production of our two SARS-CoV-2 assays.
In the first three months of fiscal 2022, our financing activities used cash of $143.5 million primarily related to $167.0 million for repurchases of our common stock, $63.6 million for the repayment of debt acquired in the Mobidiag acquisition, and $22.4 million for the payment of employee taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were net proceeds of $103.7 million from the refinancing of the 2021 Credit Agreement.
Debt
We had total recorded debt outstanding of $3.07 billion at December 25, 2021, which was comprised of amounts outstanding under our 2021 Credit Agreement of $1.49 billion (principal of $1.5 billion), 2029 Senior Notes of $935.0 million (principal of $950.0 million), 2028 Senior Notes of $395.5 million (principal of $400.0 million) and the Securitization Program of $248.5 million.

2021 Credit Agreement
On September 27, 2021, we refinanced our existing term loan and revolving credit facility with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders from time to time party thereto (the "2018 Credit Agreement") by entering into Refinancing Amendment No. 2 dated as of September 27, 2021, to the Amended and Restated Credit and Guaranty Agreement, dated as of October 3, 2017, as amended(the "2021 Credit Agreement"). Borrowings under the 2021 Credit Agreement are secured by first-priority liens on, and a first priority security interest in, substantially all of our and our Subsidiary Guarantors' U.S. assets. These liens are subject to release during the term of the facilities if we are able to achieve certain corporate or corporate family ratings and other conditions are met. The credit facilities (the "2021 Credit Facilities") under the 2021 Credit Agreement consist of:
•A $1.5 billion secured term loan ("2021 Term Loan") with a stated maturity date of September 25, 2026; and
•A secured revolving credit facility (the "2021 Revolver") under which the Borrowers may borrow up to $2.0 billion, subject to certain sublimits, with a stated maturity date of September 25, 2026.
Borrowings under the 2021 Credit Agreement, other than Swing Line Loans, bear interest, at our option, at the Base Rate, at the Eurocurrency Rate, at the Alternative Currency Daily Rate, or at the LIBOR Daily Floating Rate, in each case plus the Applicable Rate.
The Applicable Rate in regards to the Base Rate, the Eurocurrency Rate, the Alternative Currency Daily Rate, the Alternative Currency Term Rate and the LIBOR Daily Floating Rate is subject to change depending on the Total Net Leverage Ratio (as such terms are defined in the 2021 Credit Agreement). As of December 25, 2021, the interest rate under the 2021 Term Loan was 1.10% per annum.
We are also required to pay a quarterly commitment fee calculated on a daily basis equal to the Applicable Rate as of such day multiplied by the undrawn committed amount available under the 2021 Revolver. As of December 25, 2021, this commitment fee was 0.15% per annum.
Upon the earliest to occur of June 30, 2023 (as such date may be extended under certain circumstances) and certain specified events, relating to the planned phase out of LIBOR by the UK Financial Conduct Authority, the interest rate applicable to the loans under the 2021 Credit Agreement denominated in U.S. Dollars will convert to a variant of the secured overnight financing rate (“SOFR”), as established from time to time by the Federal Reserve Bank of New York, plus a corresponding spread.

We are required to make scheduled principal payments under the 2021 Term Loan in increasing amounts ranging from $3.75 million per three-month period commencing with the three-month period ending on December 29, 2022 to $18.75 million per three-month period commencing with the three-month period ending on December 26, 2025. The remaining scheduled balance of $1.335 billion (or such lesser aggregate principal amount then outstanding) on the 2021 Term Loan and any amounts outstanding under the 2021 Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the 2021 Credit Agreement, we may be required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances (excluding permitted debt) and insurance recoveries (subject to certain reinvestment rights). Certain of the mandatory prepayments are subject to reduction or elimination of certain financial covenants are met. These mandatory prepayments are required to be applied first to the 2021 Term Loan, second to any outstanding amount under any Swing Line Loans), third to the 2021 Revolver, fourth to prepay any outstanding reimbursement obligations with respect to letters of credit and fifth to cash collateralize any letters of credit. Subject to certain limitations, we may voluntarily prepay any of the 2021 Credit Facilities without premium or penalty. As of December 25, 2021, the outstanding principal balance of the 2021 Term Loan was $1.5 billion, and there were no amounts outstanding under the 2021 Revolver.
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

2028 Senior Notes

The total aggregate principal balance of the 2028 Senior Notes is $400.0 million. The 2028 Senior Notes are general senior unsecured obligations and are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries. The 2028 Senior Notes mature on February 1, 2028 and bear interest at the rate of 4.625% per year, payable semi-annually on February 1 and August 1 of each year. We may redeem the 2028 Senior Notes at any time prior to February 1, 2023 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the indenture. We also have the option to redeem the 2028 Senior Notes on or after: February 1, 2023 through February 1, 2024 at 102.312% of par; February 1, 2024 through February 1, 2025 at 101.541% of par; February 1, 2025 through February 1, 2026 at 100.770% of par; and February 1, 2026 and thereafter at 100% of par. In addition, if there is a change of control coupled with a decline in ratings, as provided in the indenture, we will be required to make an offer to purchase each holder’s 2028 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.
2029 Senior Notes

The total aggregate principal balance of the 2029 Senior Notes is $950.0 million. The 2029 Senior Notes are general senior unsecured obligations and are guaranteed on a senior unsecured basis by certain domestic subsidiaries. The 2029 Senior Notes mature on February 15, 2029 and bear interest at the rate of 3.250% per year, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2021. We may redeem the 2029 Senior Notes at any time prior to September 28, 2023 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the indenture. We may also redeem up to 40% of the aggregate principal amount of the 2029 Senior Notes with the net cash proceeds of certain equity offerings at any time and from time to time before September 28, 2023, at a redemption price equal to 103.250% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. We have the option to redeem the 2029 Senior Notes on or after: September 28, 2023 through September 27, 2024 at 101.625% of par; September 28, 2024 through September 27, 2025 at 100.813% of par; and September 28, 2025 and thereafter at 100% of par. In addition, if there is a change of control coupled with a decline in ratings, as provided in the indenture, we will be required to make an offer to purchase each holder’s 2029 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

Accounts Receivable Securitization Program

On April 25, 2016, we entered into a one-year accounts receivable securitization program (the "Securitization Program") with several of our wholly-owned subsidiaries and certain financial institutions. The Securitization Program provides for annual renewals. Under the terms of the Securitization Program, we and certain of our wholly-owned subsidiaries sell our customer receivables to a bankruptcy remote special purpose entity, which is wholly-owned by us. The special purpose entity, as borrower, and we, as servicer, have entered into a credit and security agreement with several lenders (the "Credit and Security Agreement") pursuant to which the special purpose entity may borrow from the lenders up to the maximum borrowing amount allowed, with the loans secured by the receivables. The amount that the special purpose entity may borrow at a given point in time is determined based on the amount of qualifying receivables that are present in the special purpose entity at such point in time. The assets of the special purpose entity secure the amounts borrowed and cannot be used to pay our other debts or liabilities.

On April 13, 2020, we amended the Credit and Security Agreement with the lenders, temporarily suspending the ability to borrow and the need to comply with covenants for up to a year. On June 11, 2021, we amended and restated the Credit and Security Agreement to restart the Securitization Program and increase the maximum borrowing amount to $320.0 million. Loans outstanding under the Securitization Program bear interest at LIBOR plus an applicable margin for defined tranches. As of December 25, 2021, there was $248.5.0 million outstanding under this program. The weighted average interest rate under the Securitization Program was 0.79% as of December 25, 2021.

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

Our primary contingent consideration liability is from our Acessa acquisition. We have an obligation to the former Acessa shareholders to make contingent payments based on a multiple of annual incremental revenue growth over a three-year period ending annually in December. There is no maximum earnout. Pursuant to ASC 805, the contingent consideration was deemed to be part of the purchase price, and we recorded our estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of the business, comparable companies revenue growth rates, implied volatility and applying a risk adjusted discount rate. At December 25, 2021 this liability was recorded at its fair value of $71.0 million, and no contingent payments have been made. The first earn-out period was completed in December 2021 and payment is expected to be made in the second quarter of fiscal 2022.

Stock Repurchase Program

On December 9, 2020, our Board of Directors authorized a new five-year share repurchase plan, to repurchase up to $1.0 billion of our outstanding common stock. The prior plan was terminated in connection with this new authorization. During the first quarter of fiscal 2022, we repurchased 2.3 million shares of our common stock for a total consideration of $167.0 million. As of December 25, 2021, $524.7 million remained available under this authorization. Subsequent to December 25, 2021, we repurchased 2.1 million shares for total consideration of $150.0 million. The timing of the share repurchases will be based upon our continuing analysis of market, financial, and other factors. Repurchases under the authorized share repurchase plan may be made using a variety of methods, which may include, but are not limited to, open market purchases, privately negotiated transactions, accelerated share repurchase agreements, or purchases pursuant to a Rule 10b5-1 plan under the Securities Exchange Act of 1934, as amended. The authorized share repurchase plan may be suspended, delayed or discontinued at any time.

Legal Contingencies
We are currently involved in several legal proceedings and claims. In connection with these legal proceedings and claims, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed, as applicable in consultation with outside counsel, and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with ASC 450, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such financial outcome can be reasonably estimated. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings. Information with respect to this disclosure may be found in Note 10 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Future Liquidity Considerations

We expect to continue to review and evaluate potential strategic transactions that we believe will complement our current or future business. Subject to the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 25, 2021 or any other of our subsequently filed reports, and the general disclaimers set forth in our "Cautionary Statement" regarding forward-looking Statements at the outset of this Item 2, we believe that our cash and cash equivalents, cash flows from operations, and the cash available under our 2021 Revolver will provide us with sufficient funds in order to fund our expected normal operations and debt payments over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our 2021 Credit Agreement, 2028 Senior Notes, 2029 Senior Notes and Securitization Program. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 25, 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowances. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” regarding forward-looking statements set forth at the outset of this Item 2 and the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 25, 2021 or any other of our subsequently filed reports.
The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 25, 2021. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the fiscal year ended September 25, 2021.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, equity investments, foreign currency derivative contracts, an interest rate swap agreement, insurance contracts, accounts payable and debt obligations. Except for our outstanding 2028 and 2029 Senior Notes, the fair value of these financial instruments approximate their carrying amount. The fair value of our 2028 and 2029 Senior Notes was approximately $420.3 million and $953.7 million, respectively as of December 25, 2021. Amounts outstanding under our 2021 Credit Agreement of $1.5 billion aggregate principal and Securitization Program of $248.5 million as of December 25, 2021 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our 2028 Senior Notes, 2029 Senior Notes, 2021 Credit Agreement and Securitization Program. The 2028 Senior Notes and 2029 Senior Notes have fixed interest rates. Borrowings under our 2021 Credit Agreement currently bear interest at the Eurocurrency Rate (i.e., LIBOR) plus the applicable margin of 1.00% per annum, and borrowings under our Securitization Program bear interest at LIBOR plus the applicable margin of 0.7%.
As of December 25, 2021, there was $1.5 billion of aggregate principal outstanding under the 2021 Credit Agreement and $248.5 million outstanding under the Securitization Program. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A hypothetical 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by approximately $0.2 million. We entered into an interest rate swap agreement to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding under the 2021 Credit Agreement. The critical terms of the interest rate swap were designed to mirror the terms of our LIBOR-based borrowings under the 2021 Credit Agreement, and therefore the interest rate swap is highly effective at offsetting the cash flows being hedged. We designated this derivative instrument as a cash flow hedge of the variability of the LIBOR-based interest payments on $1.0 billion of principal. These interest rate swap contract expires on December 17, 2023.

The UK Financial Conduct Authority has announced that it intends to phase out LIBOR by the end of 2023. Our 2021 Credit Agreement provides that upon the earliest to occur of June 30, 2023 (as such date may be extended under certain circumstances) and certain specified events, relating to this planned phase out, the interest rate applicable to the loans under the 2021 Credit Agreement denominated in U.S. Dollars will convert to a variant of SOFR, as established from time to time by the Federal Reserve Bank of New York, plus a corresponding spread. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts, including our interest rate swap agreements, and we cannot predict what alternative rate or benchmark would be negotiated or the extent to which this would adversely affect our interest rate and the effectiveness of our interest rate hedging activity.

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

We conduct business worldwide and maintain sales and service offices outside the U.S. as well as manufacturing facilities primarily in Costa Rica and the United Kingdom. Our international sales are denominated in a number of currencies, primarily the Euro, U.S. dollar, UK Pound and Renminbi. The majority of our foreign subsidiaries' functional currency is the local currency, although certain foreign subsidiaries functional currency is the U.S. dollar based on the nature of their operations or functions. Our revenues denominated in foreign currencies are positively affected when the U.S. dollar weakens against them and adversely affected when the U.S. dollar strengthens. Fluctuations in foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency. We have executed forward foreign currency contracts to hedge a portion of results denominated in the Euro, UK Pound, Australian dollar, Japanese Yen, Chinese Yuan and Canadian dollar. These contracts do not qualify for hedge accounting. As a result, we may experience volatility in our Consolidated Statements of Income due to (i) the impact of unrealized gains and losses reported in other income (expense), net from the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other income (expense), net, whereas the offsetting economic gains and losses are reported in the line item of the underlying cash flow, for example, revenue.
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
As of December 25, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 25, 2021.
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
Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended September 25, 2021.

Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 25, 2021 or any of our subsequently filed reports, except for the risk factors described below.

Worldwide shortages and constraints, including COVID-19 pandemic-related impacts, on global supply chains are impacting our ability to procure critical raw materials and components, including integrated circuits (or more commonly referred as "chips") and may impact our ability to meet customer demand.

The COVID-19 pandemic, associated economic disruptions and electronic component shortages and constraints have had an adverse impact on our supply chains. Continued delays or disruptions experienced by our suppliers and manufacturers caused by the COVID-19 pandemic, increased global demand and other disruptions may prevent us from obtaining raw materials and components, including chips, for our products in a timely manner. Obtaining alternative sources of raw materials and components could involve significant costs and regulatory challenges and may not be available to us on reasonable terms, if at all. Our ability to manufacture our capital equipment products, primarily our 3D Dimensions systems, Trident specimen radiography systems, and Affirm Prone biopsy systems in Breast Health, is dependent on the supply of such raw materials and components, including chips. If we are unable to obtain sufficient quantities of raw materials and components on commercially reasonable terms or in a timely manner, our ability to manufacture our capital equipment products on a timely and cost-competitive basis could materially adversely affect our revenues and results of operations and harm our competitive position and reputation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
September 26, 2021 – October 23, 2021	503	$72.22	1,320,094	$71.96	$596.6
October 24, 2021 – November 20, 2021	305,239	73.00	1,014,985	70.97	524.7
November 21, 2021 – December 25, 2021	396	73.06	—	—	524.7
Total	306,138	$73.00	2,335,079	$71.53	$524.7
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

Hologic, Inc.
(Registrant)

Date:	February 2, 2022	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 2, 2022	/s/ Karleen M. Oberton

Karleen M. Oberton
Chief Financial Officer (Principal Financial Officer)