Form 10-Q
period 2022-03-26
HOLOGIC INC
filed 2022-04-27
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2022, 249,380,946 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Revenues:
Product	$1,268.2	$1,378.8	$2,571.6	$2,834.2
Service and other	167.5	158.8	335.3	313.2
	1,435.7	1,537.6	2,906.9	3,147.4
Costs of revenues:
Product	322.6	300.7	640.7	585.2
Amortization of acquired intangible assets	72.3	64.5	147.2	126.1
Service and other	94.2	86.6	186.1	170.0
Gross profit	946.6	1,085.8	1,932.9	2,266.1
Operating expenses:
Research and development	69.5	71.5	142.3	130.7
Selling and marketing	171.4	131.5	318.7	259.5
General and administrative	100.5	88.9	218.5	180.4
Amortization of acquired intangible assets	11.3	10.2	22.1	20.4
Contingent consideration fair value adjustments	—	(14.7)	(4.1)	(10.1)
Restructuring and divestiture charges	(0.2)	1.6	—	3.0
	352.5	289.0	697.5	583.9
Income from operations	594.1	796.8	1,235.4	1,682.2
Interest income	0.8	0.3	1.2	0.7
Interest expense	(22.6)	(21.3)	(48.3)	(49.3)
Debt extinguishment loss	—	—	(0.7)	(21.6)
Other income, net	2.1	4.7	8.7	0.9
Income before income taxes	574.4	780.5	1,196.3	1,612.9
Provision for income taxes	118.7	161.1	241.4	340.1
Net income	$455.7	$619.4	$954.9	$1,272.8
Net loss attributable to noncontrolling interest	—	(0.5)	—	(1.5)
Net income attributable to Hologic	$455.7	$619.9	$954.9	$1,274.3
Net income per common share attributable to Hologic:
Basic	$1.81	$2.40	$3.78	$4.93
Diluted	$1.80	$2.38	$3.75	$4.88
Weighted average number of shares outstanding:
Basic	251,574	258,473	252,537	258,539
Diluted	253,658	260,749	254,864	261,267
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Net income	$455.7	$619.4	$954.9	$1,272.8
Changes in foreign currency translation adjustment	(34.5)	(9.4)	(72.3)	8.4
Changes in value of hedged interest rate swaps and interest rate caps, net of tax of $6.5 and $9.1 for the three and six months ended March 26, 2022 and $1.4 and $1.2 for the three and six months ended March 27, 2021.

Gain recognized in other comprehensive income, net	19.4	4.3	27.3	5.0
Loss reclassified from accumulated other comprehensive loss to the statements of income	—	—	—	0.5
Other comprehensive (loss) income	(15.1)	(5.1)	(45.0)	13.9
Comprehensive income	$440.6	$614.3	$909.9	$1,286.7
Components of comprehensive income attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	—	0.5	—	1.5
Comprehensive loss attributable to noncontrolling interest	—	0.5	—	1.5
Comprehensive income attributable to Hologic	$440.6	$614.8	$909.9	$1,288.2
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	March 26, 2022	September 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,290.8	$1,170.3
Accounts receivable, less reserves	813.0	942.7
Inventories	526.1	501.2
Prepaid expenses and other current assets	219.3	528.8
Prepaid income taxes	32.2	25.7
Total current assets	3,881.4	3,168.7
Property, plant and equipment, net	506.9	564.7
Intangible assets, net	1,552.6	1,659.2
Goodwill	3,316.6	3,281.6
Other assets	257.0	245.7
Total assets	$9,514.5	$8,919.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$256.2	$313.0
Accounts payable	224.8	215.9
Accrued expenses	615.6	596.2
Deferred revenue	205.0	198.0
Finance lease obligations	3.5	3.7
Total current liabilities	1,305.1	1,326.8
Long-term debt, net of current portion	2,813.4	2,712.2
Finance lease obligations, net of current portion	20.0	22.8
Deferred income tax liabilities	232.1	250.5
Deferred revenue, net of current portion	18.1	20.3
Other long-term liabilities	333.1	368.7
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value –750,000 shares authorized; 298,203 and 297,306 shares issued, respectively	3.0	3.0
Additional paid-in-capital	5,997.0	5,965.8
Retained earnings	1,253.2	298.3
Treasury stock, at cost – 48,851 and 43,653 shares, respectively	(2,356.4)	(1,989.4)
Accumulated other comprehensive loss	(104.1)	(59.1)
Total stockholders’ equity	4,792.7	4,218.6
Total liabilities and stockholders’ equity	$9,514.5	$8,919.9
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock			Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount	Noncontrolling Interest
Balance at September 26, 2020	295,107	$2.9	$5,904.8	$(1,573.2)	$(49.7)	37,609	$(1,579.6)	$2.1	$2,707.3
Exercise of stock options	490	—	18.4	—	—	—	—	—	18.4
Vesting of restricted stock units, net	936	0.1	(46.5)	—	—	—	—	—	(46.4)
Stock-based compensation	—	—	18.6	—	—	—	—	—	18.6
Net income (loss)	—	—	—	654.4	—	—	—	(1.0)	653.4
Other comprehensive income activity	—	—	—	—	19.0	—	—	—	19.0
Repurchase of common stock	—	—	—	—	—	1,469	(101.3)	—	(101.3)
Balance at December 26, 2020	296,533	$3.0	$5,895.3	$(918.8)	$(30.7)	39,078	$(1,680.9)	$1.1	$3,269.0
Exercise of stock options	146	—	5.8	—	—	—	—	—	5.8
Vesting of restricted stock units, net	17	—	(0.3)	—	—	—	—	—	(0.3)
Common stock issued under the employee stock purchase plan	191	—	9.2	—	—	—	—	—	9.2
Stock-based compensation	—	—	17.1	—	—	—	—	—	17.1
Net income (loss)	—	—	—	619.9	—	—	—	(0.5)	619.4
Other comprehensive income activity	—	—	—	—	(5.1)	—	—	—	(5.1)
Repurchase of common stock	—	—	—	—	—	1,604	(120.1)	—	(120.1)
Balance at March 27, 2021	296,887	$3.0	$5,927.1	$(298.9)	$(35.8)	40,682	$(1,801.0)	$0.6	$3,795.0
Exercise of stock options	53	—	2.1	—	—	—	—	—	2.1
Vesting of restricted stock units, net	5	—	(0.2)	—	—	—	—	—	(0.2)
Stock-based compensation	—	—	15.4	—	—	—	—	—	15.4
Net income (loss)	—	—	—	268.4	—	—	—	(0.3)	268.1
Other comprehensive income activity	—	—	—	—	(6.4)	—	—	—	(6.4)
Repurchase of common stock	—	—	—	—	—	2,971	(188.4)	—	(188.4)
Purchase of non-controlling interest	—	—	(8.2)	—	—	—	—	(0.3)	(8.5)
Balance at June 26, 2021	296,945	$3.0	$5,936.2	$(30.5)	$(42.2)	43,653	$(1,989.4)	$—	$3,877.1
Exercise of stock options	168	—	6.6	—	—	—	—	—	6.6
Vesting of restricted stock units, net	22	—	(0.6)	—	—	—	—	—	(0.6)
Common stock issued under the employee stock purchase plan	171	—	9.7	—	—	—	—	—	9.7

Stock-based compensation	—	—	13.9	—	—	—	—	—	13.9
Net income	—	—	—	328.8	—	—	—	—	328.8
Other comprehensive income activity	—	—	—	—	(16.9)	—	—	—	(16.9)
Balance at September 25, 2021	297,306	$3.0	$5,965.8	$298.3	$(59.1)	43,653	$(1,989.4)	$—	$4,218.6
Exercise of stock options	45	—	1.9	—	—	—	—	—	1.9
Vesting of restricted stock units, net	534	—	(22.4)	—	—	—	—	—	(22.4)
Stock-based compensation	—	—	18.7	—	—	—	—	—	18.7
Net income	—	—	—	499.2	—	—	—	—	499.2
Other comprehensive income activity	—	—	—	—	(29.9)	—	—	—	(29.9)
Repurchase of common stock	—	—	—	—	—	2,335	(167.0)	—	(167.0)
Balance at December 25, 2021	297,885	$3.0	$5,964.0	$797.5	$(89.0)	45,988	$(2,156.4)	$—	$4,519.1
Exercise of stock options	140	—	5.8	—	—	—	—	—	5.8
Vesting of restricted stock units, net	14	—	(0.1)	—	—	—	—	—	(0.1)
Common stock issued under the employee stock purchase plan	164	—	9.5	—	—	—	—	—	9.5
Stock-based compensation	—	—	17.8	—	—	—	—	—	17.8
Net income	—	—	—	455.7	—	—	—	—	455.7
Other comprehensive income activity	—	—	—	—	(15.1)	—	—	—	(15.1)
Repurchase of common stock	—	—	—	—	—	2,863	(200.0)	—	(200.0)
Balance at March 26, 2022	298,203	$3.0	$5,997.0	$1,253.2	$(104.1)	48,851	$(2,356.4)	$—	$4,792.7

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	March 26, 2022	March 27, 2021
OPERATING ACTIVITIES
Net income	$954.9	$1,272.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44.9	41.5
Amortization of acquired intangibles	169.2	146.5
Stock-based compensation expense	36.5	35.6
Deferred income taxes	(41.5)	(23.5)
Debt extinguishment loss	0.7	21.6
Other adjustments and non-cash items	18.7	18.9
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	101.6	(171.4)
Inventories	(26.4)	(46.0)
Prepaid income taxes	(6.4)	(46.6)
Prepaid expenses and other assets	355.3	(36.7)
Accounts payable	9.1	32.8
Accrued expenses and other liabilities	2.9	(50.1)
Deferred revenue	6.9	6.8
Net cash provided by operating activities	1,626.4	1,202.2
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(158.4)	(440.0)
Capital expenditures	(36.1)	(62.8)
Proceeds from the Department of Defense	58.7	11.1
Increase in equipment under customer usage agreements	(33.8)	(27.8)
Purchase of intellectual property	—	(6.5)
Other activity	5.2	(2.1)
Net cash used in investing activities	(164.4)	(528.1)
FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	1,491.2	—
Repayment of long-term debt	(1,387.5)	(37.5)
Proceeds from senior notes, net of issuance costs	—	936.3
Repayment of senior notes	—	(970.8)
Repayments under revolving credit line	—	(250.0)
Payment of contingent consideration	(12.2)	—
Payment of acquired long-term debt	(63.6)	—
Repurchases of common stock	(367.0)	(221.4)
Proceeds from issuance of common stock pursuant to employee stock plans	17.3	33.6
Payment of minimum tax withholdings on net share settlements of equity awards	(22.5)	(46.7)
Payments under finance lease obligations	(1.7)	(0.9)
Net cash used in financing activities	(346.0)	(557.4)
Effect of exchange rate changes on cash and cash equivalents	4.5	(1.3)
Net increase in cash and cash equivalents	1,120.5	115.4
Cash and cash equivalents, beginning of period	1,170.3	701.0
Cash and cash equivalents, end of period	$2,290.8	$816.4
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

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and six months ended March 26, 2022 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 24, 2022.

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events affecting the unaudited consolidated financial statements as of and for the three and six months ended March 26, 2022. Subsequent to March 26, 2022, the Company repaid the outstanding balance of $248.5 million under the Securitization Program.

(2) Revenue

The Company accounts for revenue pursuant to ASC 606, Revenue from Contracts with Customer (ASC 606) and generates revenue from the sale of its products, primarily medical imaging systems and related components and software, diagnostic tests and assays and surgical disposable products, and related services, which are primarily support and maintenance services on its medical imaging systems, and to a lesser extent installation, training and repairs. The Company's products are sold primarily through a direct sales force, and within international markets, there is more reliance on distributors and resellers. Revenue is recorded net of sales tax. The following tables provide revenue from contracts with customers by business and geographic region on a disaggregated basis:

	Three Months Ended March 26, 2022			Three Months Ended March 27, 2021
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$72.1	$43.3	$115.4	$76.8	$40.4	$117.2
Molecular Diagnostics	563.8	298.7	862.5	616.4	318.9	935.3
Blood Screening	9.2	—	9.2	12.0	—	12.0
Total	$645.1	$342.0	$987.1	$705.2	$359.3	$1,064.5

Breast Health:
Breast Imaging	$187.4	$57.6	$245.0	$198.1	$71.8	$269.9
Interventional Breast Solutions	52.1	13.3	65.4	54.9	11.5	66.4
Total	$239.5	$70.9	$310.4	$253.0	$83.3	$336.3

GYN Surgical	$94.0	$23.3	$117.3	$91.7	$22.5	$114.2

Skeletal Health	$13.8	$7.1	$20.9	$14.1	$8.5	$22.6
	$992.4	$443.3	$1,435.7	$1,064.0	$473.6	$1,537.6

	Six Months Ended March 26, 2022			Six Months Ended March 27, 2021
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$153.0	$92.9	$245.9	$156.9	$85.1	$242.0
Molecular Diagnostics	1,091.8	584.2	1,676.0	1,291.6	639.0	1,930.6
Blood Screening	15.6	—	15.6	20.1	—	20.1
Total	$1,260.4	$677.1	$1,937.5	$1,468.6	$724.1	$2,192.7

Breast Health:
Breast Imaging	$396.3	$131.0	$527.3	$401.1	$136.5	$537.6
Interventional Breast Solutions	114.3	28.3	142.6	110.1	21.4	131.5
Total	$510.6	$159.3	$669.9	$511.2	$157.9	$669.1

GYN Surgical	$203.3	$48.3	$251.6	$192.8	$45.4	$238.2

Skeletal Health	$30.5	$17.4	$47.9	$29.1	$18.3	$47.4
	$2,004.8	$902.1	$2,906.9	$2,201.7	$945.7	$3,147.4

	Three Months Ended		Six Months Ended
Geographic Regions (in millions)	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
United States	$992.4	$1,064.0	$2,004.8	$2,201.7
Europe	291.2	336.8	586.3	675.0
Asia-Pacific	109.7	90.1	229.4	178.5
Rest of World	42.4	46.7	86.4	92.2
	$1,435.7	$1,537.6	$2,906.9	$3,147.4

The following table provides revenue recognized by source:

	Three Months Ended		Six Months Ended
Revenue by type (in millions)	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Disposables	$1,111.1	$1,178.1	$2,217.5	$2,441.5
Capital equipment, components and software	157.1	200.7	354.1	392.7
Service	162.6	141.8	325.4	278.9
Other	4.9	17.0	9.9	34.3
	$1,435.7	$1,537.6	$2,906.9	$3,147.4

The Company considers revenue to be earned when all of the following criteria are met: the Company has a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount the Company expects to receive, including an estimate of uncertain amounts subject to a constraint to ensure revenue is not recognized in an amount that would result in a significant reversal upon resolution of the uncertainty, is determinable; and the Company has transferred control of the promised items to the customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the contract. The transaction price for the contract is measured as the amount of consideration the Company expects to receive in exchange for the goods and services expected to be transferred. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control of the distinct good or service is transferred. Transfer of control for the Company's products is generally at shipment or delivery, depending on contractual terms, but occurs when title and risk of loss transfers to the customer which represents the point in time when the customer obtains the use of and substantially all of the remaining benefits of the product. As such, the Company's performance obligation related to product sales is satisfied at a point in time. Revenue from support and maintenance contracts, extended warranty and professional services for installation, training and repairs is recognized over time based on the period contracted or as the services are performed as these methods represent a faithful depiction of the transfer of goods and services.

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

Remaining Performance Obligations

As of March 26, 2022, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $846.8 million. These remaining performance obligations primarily relate to support and maintenance obligations and extended warranty in the Company's Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 22% of this amount as revenue in 2022, 34% in 2023, 23% in 2024, 14% in 2025, and 7% thereafter. The Company has applied the practical expedient to not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company's Breast Health and Skeletal Health reportable segments. Contract liabilities are classified as other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. The Company recognized revenue of $30.9 million and $87.3 million in the three and six months ended March 26, 2022, respectively, that was included in the contract liability balance at September 25, 2021. The Company recognized $30.1 million and $80.8 million for the three and six months ended March 27, 2021, respectively, that was included in the contract liability balance at September 26, 2020.

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

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at March 26, 2022:

		Fair Value at Reporting Date Using
	Balance as of March 26, 2022	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$17.7	$—	$17.7	$—
Forward foreign currency contracts	10.6	—	10.6	—
Total	$28.3	$—	$28.3	$—
Liabilities:
Contingent consideration	$58.8	$—	$—	$58.8
Forward foreign currency contracts	2.7	—	2.7	—
Total	$61.5	$—	$2.7	$58.8

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, during the three and six month periods ended March 26, 2022 and March 27, 2021 were as follows:

	Three Month Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Balance at beginning of period	$71.0	$86.4	$75.1	$81.8
Contingent consideration recorded at acquisition	—	—	—	—
Fair value adjustments	—	(14.7)	(4.1)	(10.1)
Payments	(12.2)	—	(12.2)	—
Balance at end of period	$58.8	$71.7	$58.8	$71.7

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of equity investments and long-lived assets, including property, plant and equipment, intangible assets, goodwill and right of use assets. During the first quarter of fiscal 2022, the Company recorded a $4.3 million charge to write-off an equity method investment. There were no other remeasurements in the three and six months ended March 26, 2022 and March 27, 2021.

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

Amounts outstanding under the Company’s 2021 Credit Agreement of $1.5 billion aggregate principal and the Securitization Program of $248.5 million as of March 26, 2022 are subject to variable interest rates based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value, representing Level 1 measurements. The Company’s 4.625% Senior Notes due 2028 (the "2028 Senior Note")s and 3.250% Senior Notes due 2029 (the “2029 Senior Notes") had fair values of $407.4 million and $878.3 million, respectively, as of March 26, 2022 based on their trading prices, representing Level 1 measurements. Refer to Note 7 for the carrying amounts of the various components of the Company’s debt.

(5) Business Combinations

Fiscal 2022 Acquisitions

Bolder Surgical

On November 29, 2021, the Company completed the acquisition of Bolder Surgical Holdings, Inc. ("Bolder"), for a purchase price of $160.1 million. Bolder, located in Louisville, Colorado, is a developer and manufacturer of energy vessel sealing surgical devices used in both laparoscopic and open procedures. Bolder's results of operations are reported in the Company's GYN Surgical reportable segment from the date of acquisition.

The total purchase price was allocated to Bolder's preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values as of November 29, 2021, as set forth below.

Cash	$1.9
Accounts receivable	1.3
Inventory	3.3
Other assets	3.0
Accounts payable and accrued expenses	(3.2)
Identifiable intangible assets:
Developed technology	73.6
Customer relationship	21.7
Trade names	1.4
Deferred income taxes, net	(13.8)
Goodwill	70.9
Purchase Price	$160.1

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

As part of the preliminary purchase price allocation, the Company determined the identifiable intangible assets are developed technology, customer relationships, and trade names. The preliminary fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 16.0% rate. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

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

The IPR&D project relates to an in-process project that had not reached technological feasibility as of the acquisition date and has no alternative future use. The primary basis for determining technological feasibility of the project is obtaining regulatory approval to market the underlying product. The asset recorded relates to one project, and the Company expects to complete the project in approximately three years. Given the uncertainties inherent with product development and introduction, there can be no assurance that the Company's product development efforts will be successful, completed on a timely basis or within budget, if at all. The IPR&D asset was valued using the income approach.

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

Biotheranostics

On February 22, 2021, the Company completed the acquisition of Biotheranostics, Inc. ("Biotheranostics"), for a purchase price of $231.3 million. Biotheranostics, located in San Diego, California, manufactures molecular diagnostic tests that support physicians in the treatment of breast cancer and all metastatic cancers and performs the lab testing procedures at its Clinical Laboratory Improvement Amendments ("CLIA") certified laboratory. Biotheranostics' results of operations are reported in the Company's Diagnostics reportable segment from the date of acquisition and its revenues are reported within Service and other revenue in the Company's Consolidated Statements of Income and within service revenue in the disclosure of disaggregated revenue in Note 2.

The total purchase price was allocated to Biotheranostics' tangible and identifiable intangible assets and liabilities based on the estimated fair values as of February 22, 2021, as set forth below.

Cash	$9.6
Accounts receivable	6.6
Other assets	6.5
Accounts payable and accrued expenses	(8.2)
Other liabilities	(8.1)
Identifiable intangible assets:
Developed technology	160.3
Trade names	2.1
Deferred income taxes, net	(18.4)
Goodwill	80.9
Purchase Price	$231.3

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Biotheranostics' business. As part of the purchase price allocation, the Company determined the identifiable intangible assets are developed technology and trade names. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 18.0% rate. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The weighted average life of developed technology and trade names was 10 years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the amount of goodwill were primarily based on anticipated synergistic benefits of adding Biotheranostics' CLIA lab to the Company's portfolio of offerings and utilizing Diagnostic's marketing and regulatory expertise to drive adoption and revenue growth. None of the goodwill is expected to be deductible for income tax purposes.

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

The total purchase price was allocated to Diagenode's tangible and identifiable intangible assets and liabilities based on the estimated fair values as of March 1, 2021, as set forth below.

Cash	$5.6
Accounts receivable	9.3
Inventory	9.0
Other assets	13.9
Accounts payable and accrued expenses	(16.7)
Other liabilities	(9.2)
Identifiable intangible assets:
Developed technology	69.8
Customer relationships	9.2
Deferred income taxes, net	(19.3)
Goodwill	83.5
Purchase Price	$155.1

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Diagenode's business. As part of the purchase price allocation, the Company determined the identifiable intangible assets are developed technology and customer relationships. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 14.5% rate for developed technology and a 13.5% rate for customer relationships. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The weighted average life of developed technology and customer relationships was 10 years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the amount of goodwill were based on anticipated synergistic benefits of Diagenode's products broadening the Diagnostics portfolio of molecular diagnostics products primarily in the transplant and acute care gastrointestinal and respiratory space as customers seek a broader menu of tests, utilizing Diagnostic's sales force to drive menu expansion and revenue growth and gaining additional PCR assay development expertise. None of the goodwill is expected to be deductible for income tax purposes.

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

Contingent Consideration

The Company has a contingent consideration liability related to its acquisition of Acessa Health, Inc. ("Acessa") acquisition, which occurred in August 2020. Acessa was the developer of the ProVu laparoscopic radiofrequency ablation system. The Company estimated the fair value of this liability to be $81.8 million at the date of acquisition. The contingent payments are based on a multiple of annual incremental revenue growth over a three-year period ending annually in December of each of 2021, 2022, and 2023. There is no maximum earnout. Pursuant to ASC 805, Business Combinations (ASC 805), the Company recorded its estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, revenue growth rates of comparable companies, implied volatility and applying a risk adjusted discount rate. Each quarter the Company is required to remeasure the fair value of the liability as assumptions change and such adjustments are recorded in operating expenses. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820, Fair Value Measurements. This fair value measurement is directly impacted by the Company's estimate of future incremental revenue growth of the business. Accordingly, if actual revenue growth is higher or lower than the estimates within the fair value measurement, the Company would record additional charges or benefits, respectively. For the three and six month periods ended March 27, 2021, the Company remeasured the contingent consideration liability and decreased the contingent consideration liability by $14.7 million and $10.1 million, respectively, to record the liability at fair value as of March 27, 2021. The reduction in fair value was primarily due to a decrease in forecasted revenues over the measurement period. As of September 25, 2021, the contingent consideration liability was $75.1 million. During the three months ended December 25, 2021, the first measurement period was completed, and the Company recorded a gain of $4.1 million to decrease the contingent consideration liability to fair value based on actual revenue results in the first earn-out period. During the second quarter of fiscal 2022, the Company made a payment of $12.2 million for the first earn-out period. There was no change in the fair value of the liability in the second quarter of fiscal 2022. As of March 26, 2022, the contingent consideration liability was $58.8 million.

(6) Restructuring

During the first quarter of fiscal 2022, the Company finalized its decision to close its Danbury, Connecticut facility where it manufactures its Breast Health capital equipment products. The manufacturing of the Breast Health capital equipment products and all other support services will be moved to the Company's Newark, Delaware facility. In addition, research and development, sales and services support and administrative functions will be moved to the Newark and Marlborough, Massachusetts facilities. The transition is expected to be completed by the third quarter of fiscal 2025. The majority of employees located in Danbury have been given the option to relocate to the new locations. As a result of this plan, the Company expects a number of employees to not relocate resulting in their termination. The employees were notified of the closure during the first quarter of fiscal 2022, but were not communicated their termination or severance and related benefits. As such, no severance and benefits charges were recorded in the first or second quarters of fiscal 2022 pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420). The Company estimates that total severance and benefits charges, including retention, will be approximately $10.0 million, which will be recorded ratably over the service period to obtain such benefits once the communication date is met.

(7) Borrowings and Credit Arrangements

The Company’s borrowings consisted of the following:

	March 26, 2022	September 25, 2021
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$7.5	$—
Securitization Program	248.5	248.5
Other	0.2	64.5
Total current debt obligations	$256.2	$313.0
Long-term debt obligations, net of debt discount and issuance costs:
Term Loan	1,482.1	1,382.3
2028 Senior Notes	395.7	395.4
2029 Senior Notes	935.6	934.5
Total long-term debt obligations	$2,813.4	$2,712.2
Total debt obligations	$3,069.6	$3,025.2

2021 Credit Agreement

On September 27, 2021, the Company and certain of its subsidiaries refinanced its term loan and revolving credit facility under its then credit agreement (the "2018 Credit Agreement") by entering into Refinancing Amendment No. 2 dated as of September 27, 2021, to the Amended and Restated Credit and Guaranty Agreement as of October 3, 2017, as amended (the "2021 Credit Agreement") with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders. Substantially all of the proceeds under the 2021 Credit Agreement of $1.5 billion were used to repay the amounts outstanding under the 2018 Credit Agreement. Borrowings under the 2021 Credit Agreement are secured by first-priority liens on, and a first-priority security interest in, substantially all of the Company's and its Subsidiary Guarantors' U.S. assets. These liens are subject to release during the term of the facilities if the Company is able to achieve certain corporate or corporate family ratings and other conditions are met. The credit facilities under the 2021 Credit Agreement (the "2021 Credit Facilities") consist of:

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

The Applicable Rate in regards to the Base Rate, the Eurocurrency Rate, the Alternative Currency Daily Rate, the Alternative Currency Term Rate, and the LIBOR Daily Floating Rate is subject to change depending on the Total Net Leverage Ratio (as defined in the 2021 Credit Agreement). As of March 26, 2022, the interest rate under the 2021 Term Loan was 1.46% per annum.

The Company is also required to pay a quarterly commitment fee calculated on daily basis equal to the Applicable Rate as of such day multiplied by the undrawn committed amount available under the 2021 Revolver (taking into account any outstanding amounts under the LC Sublimit). As of March 26, 2022, this commitment fee was 0.15% per annum.

Upon the earliest to occur of June 30, 2023 and certain specified events, relating to the planned phase out of LIBOR by the UK Financial Conduct Authority, the interest rate applicable to the loans under the 2021 Credit Agreement denominated in U.S. Dollars will convert to a variant of the secured overnight financing rate (“SOFR”), as established from time to time by the Federal Reserve Bank of New York, plus a corresponding spread.

The Company is required to make scheduled principal payments under the 2021 Term Loan in increasing amounts ranging from $3.75 million per three-month period commencing with the three-month period ending on December 29, 2022 to $18.75 million per three-month period commencing with the three month period ending on December 26, 2025. The remaining balance of $1.335 billion (or such lesser aggregate principal amount of Term Loans then outstanding) on the 2021 Term Loan and any amounts outstanding under the 2021 Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the 2021 Credit Agreement, the Company is required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances (excluding permitted debt) and insurance recoveries (subject to certain reinvestment rights). Certain of the mandatory prepayments are subject to reduction or elimination if certain financial covenants are met. These mandatory prepayments are required to be applied by the Company, first to the 2021 Term Loan, second to any outstanding amount under any Swing Line Loans, third to the 2021 Revolver, fourth to prepay any outstanding reimbursement obligations with respect to letters of credit and fifth to cash collateralize such letters of credit. Subject to certain limitations, the Company may voluntarily prepay any of the 2021 Credit Facilities without premium or penalty. As of March 26, 2022, the outstanding principal balance of the 2021 Term Loan was $1.5 billion, and there were no amounts outstanding under the 2021 Revolver.

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

The Company evaluated the 2021 Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified embedded derivatives that required bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives were a default provision, which could require additional interest payments, and a provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company determined that the fair value of these embedded derivatives was immaterial as of March 26, 2022.

Pursuant to ASC 470, Debt (ASC 470), the accounting for the refinancing was evaluated on a creditor-by-creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the 2018 Credit Agreement did not participate in this refinancing transaction and ceased being creditors of the Company. As a result, the Company recorded a debt extinguishment loss of $0.7 million in the first quarter of fiscal 2022 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to these creditors. For the remainder of the creditors, this transaction was accounted for as a modification. Pursuant to ASC 470, third-party costs of $7.0 million were recorded as a reduction to debt representing deferred issuance costs and fees paid directly to the lenders.

Interest expense, weighted average interest rates, and the interest rate at the end of period under the 2021 and 2018 Credit Agreements were as follows:

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Interest expense	$5.7	$5.3	$11.0	$11.8
Weighted average interest rate	1.13%	1.12%	1.11%	1.17%
Interest rate at end of period	1.46%	1.11%	1.46%	1.11%

The 2021 Credit Agreement contains two financial covenants; a total leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter. These terms, and calculations thereof, are defined in further detail in the 2021 Credit Agreement. As of March 26, 2022, the Company was in compliance with these covenants.

Senior Notes

On September 28, 2020, the Company completed a private placement of $950 million aggregate principal amount of its Senior Notes due 2029 at an offering price of 100% of the aggregate principal amount of the 2029 Senior Notes. The Company used the net proceeds of the 2029 Senior Notes offering and cash on hand to redeem in full its 4.375% Senior Notes due 2025 (the "2025 Senior Notes") in the aggregate principal amount of $950.0 million on October 15, 2020 at an aggregate redemption price of $970.8 million, which included a premium payment $20.8 million.

2025 Senior Notes

Immediately prior to redemption in full of the 2025 Senior Notes on October 15, 2020, the total aggregate principal balance of 2025 Senior Notes was $950.0 million. Since the Company used the proceeds from the 2029 Senior Notes offering to redeem the 2025 Senior Notes, the Company evaluated the accounting for this transaction under ASC 470 to determine modification versus extinguishment accounting on a creditor-by-creditor basis. Certain 2025 Senior Note holders either did not participate in this refinancing transaction or reduced their holdings, and these transactions were accounted for as extinguishments. As a result, the Company recorded a debt extinguishment loss in the first quarter of fiscal 2021 of $21.6 million. For the remaining 2025 Senior Notes holders who participated in the refinancing, these transactions were accounted for as modifications because on a creditor-by-creditor basis the present value of the cash flows between the debt instruments before and after the transaction was less than 10%. The Company recorded a portion of the transaction expenses of $5.8 million to interest expense pursuant to ASC 470, subtopic 50-40. The remaining debt issuance costs of $7.9 million and debt discount of $6.4 million related to the modified debt is being amortized over the new term of the 2029 Senior Notes using the effective interest method.

2028 Senior Notes

As of March 26, 2022, the Company had Senior Notes due 2028 outstanding in the aggregate principal balance of $400 million. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries and mature on February 1, 2028.

2029 Senior Notes

As of March 26, 2022, the Company had 2029 Senior Notes due 2029 outstanding in the aggregate principal balance of $950 million. The 2029 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries and mature on February 15, 2029.

Interest expense for the 2029 Senior Notes, 2028 Senior Notes and 2025 Senior Notes was as follows:

		Three Months Ended		Six Months Ended
	Interest Rate	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
2025 Senior Notes	4.375%	$—	$—	$—	$2.3
2028 Senior Notes	4.625%	4.8	4.8	9.6	9.6
2029 Senior Notes	3.250%	8.2	8.3	16.4	16.3
Total		$13.0	$13.1	$26.0	$28.2

Accounts Receivable Securitization Program

As of March 26, 2022, there was $248.5 million outstanding under the Company’s accounts receivable securitization program (the “Securitization Program”). The weighted average interest rate under the Securitization Program was 0.81%. Subsequent to March 26, 2022, the Company repaid the outstanding balance of $248.5 million.

Other

Other represents debt acquired in the Mobidiag acquisition, which was primarily with the European Investment Bank ("EIB"). Multiple tranches were withdrawn under the agreement and were primarily used to fund research and development projects and expansion efforts. The debt agreement contained change-in-control provisions allowing the EIB to call the debt at any time after a change-in-control, which occurred as a result of Hologic acquiring Mobidiag. The tranches withdrawn under this agreement had interest rates ranging from 6.0% to 7.0%. The debt agreement included additional payments to the EIB based on revenues generated by products developed under the funding as well as prepayment penalties. During the first quarter of fiscal 2022, the Company paid off the outstanding debt obligation of $63.6 million, and the debt agreement with the EIB was terminated.

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

The following is a rollforward of the allowance for credit losses as of March 26, 2022 compared to March 27, 2021:

	Balance at Beginning of Period	Credit Loss	Write- offs and Payments	Balance at End of Period
Six Months Ended
March 26, 2022	$40.5	$3.7	$(2.1)	$42.1
March 27, 2021	$31.6	$12.5	$(2.4)	$41.7

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

In fiscal 2019, in order to hedge a portion of its variable rate debt, the Company entered into an interest rate swap contract with an effective date of December 23, 2020 and a termination date of December 17, 2023. The notional amount of this swap is $1.0 billion. The interest rate swap effectively fixes the LIBOR component of the variable interest rate on $1.0 billion of the notional amount under the 2021 Credit Agreement at 1.23%. The critical terms of the interest rate swap are designed to mirror the terms of the Company’s LIBOR-based borrowings under its credit agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the LIBOR-based interest payments on $1.0 billion of principal. Therefore, changes in the fair value of the swap are recorded in AOCI. The fair value of this derivative was in an asset position of $17.7 million as of March 26, 2022.

Forward Foreign Currency Contracts and Foreign Currency Option Contracts

The Company enters into forward foreign currency exchange contracts and foreign currency option contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's cash and operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar, the Chinese Yuan and the Japanese Yen. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. The Company did not elect hedge accounting for these contracts. The change in the fair value of these contracts is recognized directly in the Consolidated Statements of Income as a component of other income (expense), net.

Realized and unrealized gains and losses from these contracts, which were the only derivative contracts not designated for hedge accounting, for the three and six months ended March 26, 2022 and March 27, 2021, respectively, were as follows:

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Amount of realized gain (loss) recognized in income
Forward foreign currency contracts	$10.4	$3.4	$22.8	$0.5
Foreign currency option contracts	—	(1.8)	—	(3.0)
	$10.4	$1.6	$22.8	$(2.5)
Amount of unrealized gain (loss) recognized in income
Forward foreign currency contracts	$(0.1)	$3.1	$6.7	$(3.5)
Foreign currency option contracts	—	2.1	—	(5.9)
	$(0.1)	$5.2	$6.7	$(9.4)
Amount of gain (loss) recognized in income
Total	$10.3	$6.8	$29.5	$(11.9)

As of March 26, 2022, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and are used to hedge fluctuations in the U.S. dollar of certain of the Company's cash balances denominated in the Euro and UK pound, as well as forecasted transactions denominated in the Euro, UK Pound, Australian Dollar, Canadian Dollar, Chinese Yuan and Japanese Yen with an aggregate notional amount of $485.8 million.

Financial Instrument Presentation

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of March 26, 2022:

	Balance Sheet Location	March 26, 2022	September 25, 2021
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contract	Prepaid expenses and other current assets	$5.5	$—
Interest rate swap contract	Other assets	12.2	—
		$17.7	$—

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$10.6	$1.7
		$10.6	$1.7

Liabilities:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contract	Accrued expenses	$—	$11.1
Interest rate swap contract	Other long-term liabilities	—	7.6
Total		$—	$18.7
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$2.7	$0.6

The following table presents the unrealized gain (loss) recognized in AOCI related to the interest rate caps and interest rate swap for the following reporting periods:

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Amount of gain (loss) recognized in other comprehensive income, net of taxes:
Interest rate swap	$19.4	$4.3	$27.3	$5.2
Interest rate cap agreements	—	—	—	(0.2)
Total	$19.4	$4.3	$27.3	$5.0

(10) Commitments and Contingencies

Litigation and Related Matters

On November 6, 2015, the Company filed a suit against Minerva Surgical, Inc. (“Minerva”) in the United States District Court for the District of Delaware, alleging that Minerva’s endometrial ablation device infringes U.S. Patent 6,872,183 (the '183 patent), U.S. Patent 8,998,898 and U.S. Patent 9,095,348 (the '348 patent). On January 25, 2016, the Company amended the complaint to include claims against Minerva for unfair competition, deceptive trade practices and tortious interference with business relationships. On February 5, 2016, the Company filed a second amended complaint to additionally allege that Minerva’s endometrial ablation device infringes U.S. Patent 9,247,989 (the '989 patent). On March 4, 2016, Minerva filed an answer and counterclaims against the Company, seeking declaratory judgment on the Company’s claims and asserting claims against the Company for unfair competition, deceptive trade practices, interference with contractual relationships, breach of contract and trade libel. On June 2, 2016, the Court denied the Company’s motion for a preliminary injunction on its patent claims and denied Minerva’s request for preliminary injunction related to the Company’s alleged false and deceptive statements regarding the Minerva product. On June 28, 2018, the Court granted the Company's summary judgment motions on infringement and no invalidity with respect to the ‘183 and ‘348 patents. The Court also granted the Company’s motion for summary judgment on assignor estoppel, which bars Minerva’s invalidity defenses. The Court also denied all of Minerva’s defenses, including its motions for summary judgment on invalidity, non-infringement, no willfulness, and no unfair competition. On July 27, 2018, after a two-week trial, a jury returned a verdict that: (1) awarded the Company $4.8 million in damages for Minerva’s infringement; (2) found that Minerva’s infringement was not willful; and (3) found for the Company regarding Minerva’s counterclaims. Damages continued to accrue as Minerva continues its infringing conduct. On May 2, 2019, the Court issued rulings that denied the parties' post-trial motions, including the Company's motion for a permanent injunction seeking to prohibit Minerva from selling infringing devices. Both parties appealed the Court's rulings regarding the post-trial motions. On March 4, 2016, Minerva filed two petitions at the United States Patent and Trademark Office ("USPTO") for inter partes review of the '348 patent. On September 12, 2016, the Patent Trial and Appeal Board of the USPTO (“PTAB") declined both petitions to review patentability of the '348 patent. On April 11, 2016, Minerva filed a petition for inter partes review of the '183 patent. On October 6, 2016, the PTAB granted the petition and instituted a review of the '183 patent. On December 15, 2017, the PTAB issued a final written decision invalidating all claims of the ‘183 patent. On February 9, 2018 the Company appealed this decision to the United States Court of Appeals for the Federal Circuit ("Court of Appeals"). On April 19, 2019, the Court of Appeals affirmed the PTAB's final written decision regarding the '183 patent. On July 16, 2019, the Court of Appeals denied the Company’s petition for rehearing in the appeal regarding the '183 patent. On April 22, 2020, the Court of Appeals affirmed the district court’s summary judgment ruling in favor of the Company of no invalidity and infringement, and summary judgment that assignor estoppel bars Minerva from challenging the validity of the ‘348 patent. The Court of Appeals also denied the Company’s motion for a permanent injunction and ongoing royalties for infringement of the ‘183 patent. The Court of Appeals denied Minerva’s arguments for no damages or, alternatively, a new trial. On May 22, 2020 both parties petitioned for en banc review of the Court of Appeals decision. On July 22, 2020, the Court of Appeals denied both parties' petitions for en banc review. On August 28, 2020, the district court entered final judgment against Minerva but stayed execution pending resolution of Minerva’s petition for Supreme Court review. On September 30, 2020, Minerva filed a petition requesting Supreme Court review on the issue of assignor estoppel. On November 5, 2020, the Company filed a cross-petition requesting Supreme Court review on the issue of assignor estoppel. On January 8, 2021, the Supreme Court granted Minerva’s petition to address the issue of assignor estoppel and denied the Company's petition. Oral argument before the Supreme Court was held on April 21, 2021. On June 29, 2021, the Supreme Court ruled 5-4 to uphold the assignor estoppel but limited its application to situations in which an assignor’s claim of invalidity contradicts a prior representation the assignor made in assigning the patent. The Court also vacated the ruling of the Court of Appeals and remanded the case for further proceedings consistent with its opinion. An oral argument before the Court of Appeals was held January 27, 2022 and the parties are awaiting a decision.

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

The Company has agreed to indemnify Clayton Dubilier & Rice for certain legal matters related to the Medical Aesthetics business that existed at the date of disposition. The Company currently has $8.5 million accrued for such matters as of March 26, 2022. While the Company believes the estimated amounts accrued are reasonable, certain matters are still ongoing and additional accruals could be recorded in the future.

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

(11) Net Income Per Share

A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Basic weighted average common shares outstanding	251,574	258,473	252,537	258,539
Weighted average common stock equivalents from assumed exercise of stock options and issuance of restricted stock units	2,084	2,276	2,327	2,728
Diluted weighted average common shares outstanding	253,658	260,749	254,864	261,267
Weighted-average anti-dilutive shares related to:
Outstanding stock options and restricted stock units	1,129	554	999	447

(12) Stock-Based Compensation

The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Cost of revenues	$2.6	$2.3	$4.9	$4.5
Research and development	2.8	2.3	5.5	4.8
Selling and marketing	2.8	2.7	5.4	5.4
General and administrative	9.6	9.7	20.7	20.9
	$17.8	$17.0	$36.5	$35.6

The Company granted options to purchase 0.6 million and 0.6 million shares of the Company's common stock during the six months ended March 26, 2022 and March 27, 2021, respectively, with weighted-average exercise prices of $71.10 and $68.64, respectively. There were 4.5 million options outstanding at March 26, 2022 with a weighted-average exercise price of $48.30.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Risk-free interest rate	1.1%	0.4%	1.1%	0.4%
Expected volatility	34.2%	35.0%	34.2%	35.0%
Expected life (in years)	4.8	4.8	4.8	4.8
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$20.80	$21.17	$21.02	$20.08

The Company granted 0.6 million and 0.5 million restricted stock units ("RSUs") during the six months ended March 26, 2022 and March 27, 2021, respectively, with weighted-average grant date fair values of $71.15 and $68.51 per unit, respectively. In addition, the Company granted 0.1 million and 0.1 million performance stock units ("PSUs") during the six months ended March 26, 2022 and March 27, 2021, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $71.16 and $68.51 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company also granted 0.1 million and 0.1 million of PSUs based on a three-year cumulative free cash flow measure ("FCF PSUs") to its senior management team, which had a grant date fair value of $71.16 and $68.51 per unit during the six months ended March 26, 2022 and March 27, 2021, respectively.

Each recipient of FCF PSUs is eligible to receive between zero and 200% of the target number of shares of the Company's common stock at the end of the three-year measurement period. The PSUs and FCF PSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million and 0.1 million market-based awards ("MSUs") to its senior management team during the six months ended March 26, 2022 and March 27, 2021, respectively. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $75.43 and $82.31 per share using the Monte Carlo simulation model. The MSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense for the MSUs ratably over the service period. At March 26, 2022, there was 1.8 million in aggregate unvested RSUs, PSUs, FCF PSUs and MSUs outstanding.

At March 26, 2022, there was $21.2 million and $79.9 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, PSUs, FCF PSUs and MSUs), respectively, to be recognized over a weighted-average period of 2.5 and 2.1 years, respectively.

(13) Other Balance Sheet Information

	March 26, 2022	September 25, 2021
Inventories
Raw materials	$213.2	$163.3
Work-in-process	58.2	53.0
Finished goods	254.7	284.9
	$526.1	$501.2

Property, plant and equipment
Equipment	$421.1	$467.1
Equipment under customer usage agreements	493.8	484.6
Building and improvements	194.4	191.2
Leasehold improvements	51.1	49.7
Land	41.2	41.3
Furniture and fixtures	17.6	16.8
Finance lease right of use asset	8.5	9.9
	$1,227.7	$1,260.6
Less – accumulated depreciation and amortization	(720.8)	(695.9)
	$506.9	$564.7

In September 2020 and October 2020, the Company received grants of $7.6 million and $119.3 million, respectively, from the Department of Defense Joint Acquisition Task Force ("DOD") to expand production capacity for the Company's two SARS-CoV-2 assays. These grants are specifically to fund capital equipment and labor investments to increase manufacturing capacity to enable the Company to provide a certain amount of COVID-19 tests per month for the U.S. market. The Company is accounting for the funds received under these grants as a reimbursement of the purchased capital equipment. The Company procures and pays for the capital equipment and necessary resources to build out its facility and construct the manufacturing lines to meet the requirements specified in the grant agreement. Subsequent to the Company paying for the capital equipment, the DOD will reimburse the Company upon it meeting certain requirements. However, the DOD retains title to assets purchased under the agreement, and title is transferred to the Company upon meeting certain milestones of the manufacturing efforts and obtaining approval from the DOD that the respective milestone has been met. As of March 26, 2022, the Company had $36.7 million of capital equipment that was awaiting approval from the DOD pending completion of the defined milestones. During the current three and six month periods, the Company received $37.5 million and $58.7 million, respectively, from the DOD, which has been recorded as a reduction of the cost basis of the purchased equipment. During the year ended September 25, 2021, the Company received $21.2 million from the DOD under these grants. Payments under these grants are subject to satisfaction of the conditions of the grants, including applicable governmental appropriations.

(14) Business Segments and Geographic Information

The Company has four reportable segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. The Company measures and evaluates its reportable segments based on segment revenues and operating income adjusted to exclude the effect of non-cash charges, such as intangible asset amortization expense, goodwill and intangible asset impairment charges, transaction and integration expenses for acquisitions, restructuring, consolidation and divestiture charges, litigation charges, and other one-time or unusual items. Each segment's operating results include its share of allocated corporate administrative expenses.

Identifiable assets for the reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three and six months ended March 26, 2022 and March 27, 2021. Segment information is as follows:

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Total revenues:
Diagnostics	$987.1	$1,064.5	$1,937.5	$2,192.7
Breast Health	310.4	336.3	669.9	669.1
GYN Surgical	117.3	114.2	251.6	238.2
Skeletal Health	20.9	22.6	47.9	47.4
	$1,435.7	$1,537.6	$2,906.9	$3,147.4
Income from operations:
Diagnostics	$540.6	$700.6	$1,072.4	$1,485.0
Breast Health	49.3	67.8	131.0	154.1
GYN Surgical	5.7	28.6	32.3	42.3
Skeletal Health	(1.5)	(0.2)	(0.3)	0.8
	$594.1	$796.8	$1,235.4	$1,682.2
Depreciation and amortization:
Diagnostics	$68.2	$59.1	$137.6	$115.4
Breast Health	13.1	12.9	28.6	26.0
GYN Surgical	24.6	23.0	47.5	46.3
Skeletal Health	0.2	0.2	0.4	0.3
	$106.1	$95.2	$214.1	$188.0
Capital expenditures:
Diagnostics	$26.5	$39.3	$57.5	$77.6
Breast Health	2.8	2.7	7.0	5.6
GYN Surgical	2.0	3.2	4.1	6.5
Skeletal Health	0.1	—	0.2	—
Corporate	0.9	0.6	1.1	0.9
	$32.3	$45.8	$69.9	$90.6

	March 26, 2022	September 25, 2021
Identifiable assets:
Diagnostics	$3,122.7	$3,348.8
Breast Health	1,242.0	1,233.9
GYN Surgical	1,504.8	1,369.7
Skeletal Health	26.4	31.9
Corporate	3,618.6	2,935.6
	$9,514.5	$8,919.9

The Company had no customers that represented greater than 10% of consolidated revenues during the three and six months ended March 26, 2022 and March 27, 2021.

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

Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
United States	69.1%	69.2%	69.0%	70.0%
Europe	20.3%	21.9%	20.1%	21.4%
Asia-Pacific	7.6%	5.9%	7.9%	5.7%
Rest of World	3.0%	3.0%	3.0%	2.9%
	100.0%	100.0%	100.0%	100.0%

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

The Company’s effective tax rates for the three and six months ended March 26, 2022 were 20.7% and 20.2%, respectively, compared to 20.6% and 21.1%, respectively, for the corresponding periods in the prior year.

The effective tax rates for the three and six months ended March 26, 2022 were lower than the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, partially offset by state income taxes.

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

During the second quarter of fiscal 2022, the Company received $418.2 million in refunds related to federal and state carryback claims, including interest.

Non-Income Tax Matters

The Company is subject to tax examinations for value-added, sales-based, payroll, and other non-income tax items. A number of these examinations are ongoing in various jurisdictions. The Company takes certain non-income tax positions in the jurisdictions in which it operates. In the normal course of business, the Company's positions and conclusions related to its non-income tax positions could be challenged, resulting in assessments by governmental authorities. Pursuant to ASC 450, the Company has recorded loss contingencies with respect to some of these positions. While the Company believes its estimated losses recorded are reasonable, certain audits are still ongoing and additional charges could be recorded in the future.

In January 2022, the Company settled a state non-income tax audit for fiscal years 2016-2017 for $5.4 million, which was previously accrued.

(16) Intangible Assets

Intangible assets consisted of the following:

Description	As of March 26, 2022		As of September 25, 2021
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,645.2	$3,329.8	$4,597.7	$3,184.2
In-process research and development	67.4	—	71.6	—
Customer relationships	612.6	526.0	591.7	510.1
Trade names	268.1	197.4	268.1	191.8
Non-competition agreements	1.4	1.4	1.5	1.5
Business licenses	2.5	2.5	2.5	2.5
Total acquired intangible assets	$5,597.2	$4,057.1	$5,533.1	$3,890.1

Internal-use software	23.4	17.7	23.5	17.2
Capitalized software embedded in products	25.5	18.7	25.5	15.6
Total intangible assets	$5,646.1	$4,093.5	$5,582.1	$3,922.9

The estimated remaining amortization expense of the Company's acquired intangible assets as of March 26, 2022 for each of the five succeeding fiscal years was as follows:

Remainder of Fiscal 2022	$168.0
Fiscal 2023	$240.4
Fiscal 2024	$231.3
Fiscal 2025	$216.2
Fiscal 2026	$183.4

(17) Product Warranties

Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Six Months Ended:
March 26, 2022	$8.8	$3.7	$(4.1)	$8.4
March 27, 2021	$9.9	$4.8	$(5.3)	$9.4

(18) Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated balances of other comprehensive loss for the periods presented:

	Three Months Ended March 26, 2022				Six Months Ended March 26, 2022
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total
Beginning Balance	$(80.9)	$(1.3)	$(6.8)	$(89.0)	$(43.1)	$(1.3)	$(14.7)	$(59.1)
Other comprehensive income (loss) before reclassifications	(34.5)	—	19.4	(15.1)	(72.3)	—	27.3	(45.0)
Ending Balance	$(115.4)	$(1.3)	$12.6	$(104.1)	$(115.4)	$(1.3)	$12.6	$(104.1)

	Three Months Ended March 27, 2021					Six Months Ended March 27, 2021
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Hedged Interest Rate Swaps	Total
Beginning Balance	$(5.1)	$(1.8)	$(0.6)	$(23.2)	$(30.7)	$(22.9)	$(1.8)	$(0.9)	$(24.1)	$(49.7)
Other comprehensive income (loss) before reclassifications	(9.4)	—	0.6	3.7	(5.1)	8.4	—	0.4	4.6	13.4
Amounts reclassified to statement of income	—	—	—	—	—	—	—	0.5	—	0.5
Ending Balance	$(14.5)	$(1.8)	$—	$(19.5)	$(35.8)	$(14.5)	$(1.8)	$—	$(19.5)	$(35.8)

(19) Share Repurchase

On December 9, 2020, the Company's Board of Directors authorized a new five-year share repurchase plan to repurchase up to $1.0 billion of the Company's outstanding common stock. The prior plan was terminated in connection with this new authorization. During the three and six months ended March 26, 2022, the Company repurchased 2.9 million and 5.2 million shares of its common stock for total consideration of $200.0 million and $367.0 million, respectively. As of March 26, 2022, $324.7 million remained available under this authorization.

(20) New Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The FASB issued this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and are applicable to the Company in fiscal 2022. The adoption of ASU No. 2019-12 did not have a material impact on the Company's consolidated financial position and results of operations.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The FASB issued this Update to clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815. This update could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. For entities that have adopted the amendments in Update 2020-01, the updated guidance is effective for annual periods beginning after December 15, 2020, and is applicable to the Company in fiscal 2022. The adoption of ASU No. 2020-01 did not have a material impact on the Company's consolidated financial position and results of operations.

In January 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The FASB issued this Update as optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. This update will provide optional expedients and exceptions for applying GAAP to only contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. For entities that have adopted the amendments in Update 2020-04, the updated guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted ASU 2020-04 in the first quarter of fiscal 2022 which did not have a material impact on the Company's consolidated financial position and results of operations.

In January 2021, FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) Scope. The FASB issued this Update in response to stakeholder concerns about potential diversity in practice. The FASB decided to clarify the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. This update provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to only contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. For entities that have adopted the amendments in Update 2021-01, the updated guidance is effective for all entities immediately as of January 2021. The Company adopted ASU 2021-01 in the first quarter of fiscal 2022 which did not have a material impact on the Company's consolidated financial position and results of operations.

In May 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842), Lessors - Certain Leases with Variable Lease Payments. This Update addresses an issue related to a lessor's accounting for certain leases with variable lease payments. The amendments in this Update affect lessors with lease contracts that (1) have variable lease payments that do not depend on a reference index or a rate and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as a sales-type lease or a direct financing lease. The Company adopted the amendments in ASU No. 2021-05 in the first quarter of fiscal 2022, which did not have a material effect on the Company's consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Some of the statements contained in this report and documents incorporated by reference herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements regarding:

•the ongoing and possible future effects of the global COVID-19 pandemic and economic disruptions on our business, financial condition, results of operations and cash flows and our ability to draw down our revolver;
•the ongoing and possible future effects on supply chain constraints and inflation, including from the war in Ukraine, on our business;
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
•potential cybersecurity threats and targeted computer crime;
•the effect of the continuing worldwide macroeconomic uncertainty, including the impact of the UK's exit from the European Union (known as Brexit), on our business and results of operations;
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

Through our Diagnostics segment, we offer a wide range of diagnostics products, which are used primarily to aid in the screening and diagnosis of human diseases. Our primary Diagnostics products include our molecular diagnostic assays, which run on our advanced instrumentation systems (Panther, Panther Fusion, and Tigris), our ThinPrep cytology system, and the Rapid Fetal Fibronectin Test. Our Aptima family of molecular diagnostic assays is used to detect, among other things, the infectious microorganisms that cause the common sexually transmitted diseases, or STDs, such as: chlamydia and gonorrhea, or CTGC; certain high-risk strains of human papillomavirus, or HPV; Trichomonas vaginalis, the parasite that causes trichomoniasis; Mycoplasma genitalium; and Herpes simplex viruses 1 and 2. We also offer viral load tests for HIV, Hepatitis C and Hepatitis B for use on our Panther instrument system. In addition, we offer bacterial vaginosis and candida vaginitis assays for the diagnosis of vaginitis, a common and complex ailment affecting millions of women a year. Our assay portfolio also includes diagnostic tests for a range of acute respiratory infections, including SARS-CoV-2, various strains of influenza and parainfluenza, and respiratory syncytial virus that are run on the Panther Fusion system, a field upgradeable instrument addition to the base Panther system. In response to the COVID-19 pandemic, we developed and launched the Aptima SARS-CoV-2 assay (which runs on our standard Panther system) and the Panther Fusion SARS-CoV-2 assay (which runs on our Panther Fusion system). The Panther Fusion SARS-CoV-2 assay and the Aptima SARS-CoV-2 assay were launched at the end of our second quarter and in the third quarter of fiscal 2020, respectively. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth.

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

Supply Chain Considerations

The current worldwide supply chain shortages and constraints are impacting our ability to obtain certain critical raw materials and components used primarily in our Breast Health capital equipment products. The supply chain shortages and disruptions primarily affecting our Breast Health manufacturing lines are related to electronic components, primarily semiconductor chips. We are dependent on a small number of semiconductor manufacturers and their allocation of chips to us. Based on our current understanding of their allocation of chips to us for the remainder of fiscal 2022, if such allocation does not increase or we are not able to obtain alternative sources of chips, we believe we will not be able to manufacture sufficient quantities of our capital equipment products, primarily 3D Dimension systems, Trident specimen radiography systems, Affirm Prone biopsy systems and Brevera systems to meet customer demand. As a result, if we are unable to obtain sufficient quantities of chips, we expect sales of these products to further decline in the remainder of fiscal 2022 as compared to the prior year periods. Since we expect manufacturing of these products to decline below normal manufacturing capacity, we are anticipating an increase in unfavorable manufacturing variances. In addition, the prices of raw materials and components, as well as freight, have been rising and continued supply chain shortages could increase the costs further. These factors may result in a lower gross margin for Breast Health in the remainder of fiscal 2022 for our affected products. Our procurement team has and will continue to expend significant time and resources to try to secure sufficient quantities to meet demand.

Trademark Notice

Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 3Dimensions, 3D Mammography, Acessa, Acessa ProVu, Affirm, Affirm Prone, Amplidiag, Aptima, ATEC, Biotheranostics, Brevera, CoolSeal, Diagenode, Fluent, Fluoroscan, Genius 3D, Genius 3D Mammography, Hologic, Horizon DXA, Insight, JustRight, Mobidiag, MyoSure, Novodiag, NovaSure, NXC Imaging, Panther, Panther Fusion, ProVu, Rapid fFN, Selenia, Selenia Dimensions, Somatex, SuperSonic Imagine, ThinPrep, Tigris, Trident, and Tumark.

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

Bolder Surgical

On November 29, 2021, we completed the acquisition of Bolder Surgical Holdings, Inc., or Bolder, for a purchase price of $160.1 million. Bolder, located in Louisville, Colorado, is a developer and manufacturer of energy vessel sealing surgical devices used in both laparoscopic and open procedures. Based on our preliminary valuation, we allocated $96.7 million of the purchase price to the value of intangible assets and $70.9 million to goodwill. The allocation of the purchase price is preliminary as we continue to gather information supporting the valuation of the acquired assets and liabilities. Bolder's results of operations are reported in our GYN Surgical segment.

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

Biotheranostics

On February 22, 2021, we completed the acquisition of Biotheranostics, Inc., or Biotheranostics, for a purchase price of $231.3 million. Biotheranostics, located in San Diego, California, manufactures molecular diagnostic tests that support physicians in the treatment of breast cancer and all metastatic cancers and performs the lab testing procedures at its CLIA-certified laboratory. Based on our valuation, we allocated $162.4 million of the purchase price to the value of intangible assets and $80.9 million to goodwill. Biotheranostics' results of operations are included in our Diagnostics segment and its revenues are reported within Service and Other Revenue in our Consolidated Statements of Income.

Diagenode

On March 1, 2021, we completed the acquisition of Diagenode SA, or Diagenode, for a purchase price of $155.1 million. Diagenode, located in Belgium, is a developer and manufacturer of molecular diagnostic assays based on polymerase chain reaction (PCR) technology to detect infectious diseases of bacterial, viral or parasite origin. Based on our valuation, we allocated $79.0 million of the purchase price to the value of intangible assets and $83.5 million to goodwill. Diagenode's results of operations are included in our Diagnostics segment.

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

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in millions.

Product Revenues

	Three Months Ended						Six Months Ended
	March 26, 2022		March 27, 2021		Change		March 26, 2022		March 27, 2021		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$964.8	67.2%	$1,043.5	67.9%	$(78.7)	(7.5)%	$1,894.2	65.2%	$2,156.5	68.5%	$(262.3)	(12.2)%
Breast Health	173.0	12.1%	205.8	13.4%	(32.8)	(15.9)%	393.3	13.5%	406.0	12.9%	(12.7)	(3.1)%
GYN Surgical	116.9	8.1%	113.9	7.4%	3.0	2.6%	251.0	8.6%	237.8	7.6%	13.2	5.6%
Skeletal Health	13.5	0.9%	15.6	1.0%	(2.1)	(13.5)%	33.1	1.1%	33.9	1.1%	(0.8)	(2.4)%
	$1,268.2	88.3%	$1,378.8	89.7%	$(110.6)	(8.0)%	$2,571.6	88.4%	$2,834.2	90.1%	$(262.6)	(9.3)%
We had a decrease in product revenues in both the current three and six month periods of 8.0% and 9.3%, respectively, compared to the corresponding periods in the prior year. This was primarily due to the decrease in revenues in the Diagnostics business as COVID-19 assay sales were lower, and to a lesser extent, there was also a decrease in Breast Health revenue primarily due to supply chain constraints.

Diagnostics product revenues decreased $78.7 million and $262.3 million, or 7.5% and 12.2%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in Molecular Diagnostics of $74.3 million and $261.6 million, respectively, a decrease in Blood Screening of $2.6 million and $4.7 million, respectively, and a decrease in Cytology & Perinatal for the current three month period of $1.8 million. Cytology & Perinatal revenue increased $4.0 million in the current six month period compared to the corresponding prior year period. Molecular Diagnostics product revenue was $842.9 million and $1,637.7 million, respectively, in the current three and six month periods compared to $917.2 million and $1,899.4 million in the corresponding periods in the prior year. The decrease was primarily attributable to a decrease of $95.1 million and $317.8 million, respectively, in sales from our two SARS-CoV-2 assays due to lower volumes , which we primarily attribute to lower demand from an improvement in the COVID-19 pandemic compared to the prior year and a decrease in average selling prices. We also had a decrease in the sale of our Panther and Panther Fusion instruments in the current year periods compared to the prior year periods. These decreases were partially offset by an increase in sales of $14.6 million and $39.6 million in the current three and six month periods for our Aptima assays and STD collection kits (exclusive of our Aptima SARS-CoV-2 assays), which primarily consisted of our CTGC, Bacterial Vaginosis, and CV Candida assays, on a worldwide basis as volumes increased, partially offset by lower HPV assay volumes. In addition, we had an increase from our Quant Viral assays as well as an increase of $8.7 million and $25.0 million, respectively, in the current three and six month periods from the inclusion of our recent acquisitions of Mobidiag and Diagenode. We also experienced a decrease in revenue from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.

Breast Health product revenues decreased $32.8 million and $12.7 million, or 15.9% and 3.1%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in volumes of our 3D Dimensions systems and related software and workflow products, partially offset by an increase in average selling prices for these products. In addition, in the current three month period we experienced a decrease in volumes of our Affirm biopsy systems and interventional breast solutions products The decrease in volume was driven by supply chain constraints impacting our ability to manufacture sufficient quantities to meet customer demand. Partially offsetting the decrease in the current six month period, we had an increase in sales of our interventional breast solutions products, primarily driven by ATEC and Brevera disposables. We also experienced a decrease in revenue from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.

GYN Surgical product revenues increased $3.0 million and $13.2 million, or 2.6% and 5.6%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to increases in the sales volume of our Fluent Fluid Management products, CoolSeal vessel sealers acquired in the Bolder acquisition, and Acessa ProVu systems. We also had an increase in MyoSure system sales in the current six month period as overall there has been a recovery in elective procedures year over year. These increases were partially offset by decreases in NovaSure and MyoSure system sales in the current three month period and NovaSure system sales in the current six month period compared to the corresponding periods in the prior year primarily due to the COVID Omicron variant uptick in January and February resulting in a slowdown of elective procedures.

Skeletal Health product revenues decreased $2.1 million and $0.8 million, or 13.5% and 2.4%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in sales volume of our Horizon DXA systems. This decrease is largely associated with supply chain constraints. We also experienced a decrease in revenue from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.

Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
United States	67.2%	68.5%	67.2%	69.4%
Europe	21.7%	22.4%	21.5%	21.9%
Asia-Pacific	7.9%	5.9%	8.2%	5.7%
Rest of World	3.2%	3.2%	3.1%	3.0%
	100.0%	100.0%	100.0%	100.0%

In the current three and six month periods compared to the corresponding periods in the prior year, the percentage of product revenue derived from the U.S. decreased while Asia-Pacific increased, which we primarily attributed to a decrease in SARS-CoV-2 assays volumes as well as lower Breast Health capital equipment sales in the U.S. and an increase in sales of our SARS-CoV-2 assays in Australia, New Zealand and Japan. In addition, we had lower SARS-CoV-2 assay sales in Europe in the current three and six month periods compared to the corresponding periods in the prior year.

Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 26, 2022		March 27, 2021		Change		March 26, 2022		March 27, 2021		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$167.5	11.7%	$158.8	10.3%	$8.7	5.5%	$335.3	11.5%	$313.2	10.0%	$22.1	7.1%

Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing service, installation, and repair of our products. The majority of these revenues are generated within our Breast Health segment. The increase in service and other revenue in the current three and six month periods compared to the corresponding periods in the prior year was primarily due to an increase in Breast Health service contract revenue as the Breast Health business continued to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period, as well as additions from our distributor acquisitions. In our Diagnostics business, lab testing revenue from the inclusion of our Biotheranostics acquisition in the second quarter of fiscal 2021, increased $12.4 million and $27.7 million, respectively, in the current three and six month periods compared to the corresponding periods in the prior year. This was partially offset by a decrease in royalty revenue in the current three and six month periods of $11.7 million and $23.8 million, respectively, from Grifols, S.A., or Grifols, related to licensing our intellectual property to our COVID-19 assays for their sale in Spain.

Cost of Product Revenues

	Three Months Ended						Six Months Ended
	March 26, 2022		March 27, 2021		Change		March 26, 2022		March 27, 2021		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$322.6	25.4%	$300.7	21.8%	$21.9	7.3%	$640.7	24.9%	$585.2	20.6%	$55.5	9.5%
Amortization of Intangible Assets	72.3	5.7%	64.5	4.7%	7.8	12.1%	147.2	5.7%	126.1	4.4%	21.1	16.7%
	$394.9	31.1%	$365.2	26.5%	$29.7	8.1%	$787.9	30.6%	$711.3	25.1%	$76.6	10.8%

Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 25.4% and 24.9% in the current three and six month periods compared to 21.8% and 20.6% in the corresponding periods in the prior year, respectively. Cost of product revenues as a percentage of revenue increased in the current three and six month periods primarily due to a decrease in sales of our SARS-CoV-2 assays, which have higher gross margins compared to our other diagnostic products, and comprised 46.0% and 43.0%, respectively, of total product revenue in the current three and six month periods compared to 49.3% and 50.3%, respectively, in the corresponding periods in the prior year.

Diagnostics' product costs as a percentage of revenue increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to lower sales of our SARS-CoV-2 assays including a decrease in average selling prices, an increase in inventory reserves, higher field service costs for our expanded instrument installed base and higher freight charges internationally, partially offset by lower sales of instruments, which carry low margins.

Breast Health’s product costs as a percentage of revenue increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the impact of the COVID-19 pandemic on the supply chain resulting in lower sales volumes of our higher margin products, reduced manufacturing utilization and higher prices of raw materials and components, partially offset by a slight increase in average selling prices of our 3Dimensions systems and related workflow products.

GYN Surgical’s product costs as a percentage of revenue increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to product mix of higher volumes of lower margin products, including our Fluent Fluid Management systems, Acessa ProVu systems and CoolSeal vessel sealers.

Skeletal Health’s product costs as a percentage of revenue increased in the current three and six month periods compared to the corresponding periods in the prior year due to lower sales volume of our Horizon DXA systems.

Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense increased in the current quarter compared to the corresponding period in the prior year primarily due to intangible assets acquired in the Mobidiag, Biotheranostics, Diagenode and Bolder acquisitions, partially offset by lower amortization of intangible assets acquired in the Cytyc acquisition which reduces over time.

Cost of Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 26, 2022		March 27, 2021		Change		March 26, 2022		March 27, 2021		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$94.2	56.2%	$86.6	54.5%	$7.6	8.8%	$186.1	55.5%	$170.0	54.3%	$16.1	9.5%

Service and other revenues gross margin decreased to 43.8% and 44.5%, respectively, in the current three and six month periods compared to 45.5% and 45.7%, respectively, in the corresponding periods in the prior year. The decrease in the current year periods was primarily due to a decrease in Grifols royalty revenue from licensing of our intellectual property related to our COVID-19 assays for their sale in Spain, which has a high margin, partially offset by the inclusion of lab testing revenue from Biotheranostics, which has higher margins than our legacy service business. Also partially offsetting the decrease in service margin in the current year periods is an increase in Breast Health service contract revenue.

Operating Expenses

	Three Months Ended						Six Months Ended
	March 26, 2022		March 27, 2021		Change		March 26, 2022		March 27, 2021		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$69.5	4.8%	$71.5	4.6%	$(2.0)	(2.8)%	$142.3	4.9%	$130.7	4.2%	$11.6	8.9%
Selling and marketing	171.4	11.9%	131.5	8.5%	39.9	30.3%	318.7	11.0%	259.5	8.2%	59.2	22.8%
General and administrative	100.5	7.0%	88.9	5.8%	11.6	13.0%	218.5	7.5%	180.4	5.7%	38.1	21.1%
Amortization of intangible assets	11.3	0.8%	10.2	0.7%	1.1	10.8%	22.1	0.8%	20.4	0.6%	1.7	8.3%
Contingent consideration - fair value adjustment	—	—%	(14.7)	(1.0)%	14.7	(100.0)%	(4.1)	(0.1)%	(10.1)	(0.3)%	6.0	(59.4)%
Restructuring and Divestiture charges	(0.2)	—%	1.6	0.1%	(1.8)	(112.5)%	—	—%	3.0	0.1%	(3.0)	(100.0)%
	$352.5	24.6%	$289.0	18.8%	$63.5	22.0%	$697.5	24.0%	$583.9	18.6%	$113.6	19.5%

Research and Development Expenses. Research and development expenses decreased 2.8% in the current three month period and increased 8.9% in the current six month period compared to the corresponding periods in the prior year. The decrease in the current quarter is primarily due to a $7.0 million charge in the corresponding period in the prior year related to the purchase of intellectual property and a higher credit in the current quarter of $5.9 million recorded to research and development expenses for funds received from the Biomedical Advanced Research and Development Authority (BARDA) grant to obtain FDA approval of our two SARS-CoV-2 assays. Partially offsetting these decreases is the inclusion of incremental expenses from the Biotheranostics, Mobidiag, Diagenode and Bolder acquisitions in the aggregate of $10.1 million. The increase in the current six month period compared to the corresponding period in the prior year is primarily due to the inclusion of incremental expenses from the Biotheranostics, Mobidiag, Diagenode and Bolder acquisitions in the aggregate of $19.0 million, and higher project spend in Diagnostics and Surgical. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.

Selling and Marketing Expenses. Selling and marketing expenses increased 30.3% and 22.8% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to increased spending on advertising and marketing initiatives primarily related to our Super Bowl commercial, sponsorship of the Women's Tennis Association and grants supporting women's health initiatives, the inclusion of incremental expenses from the Biotheranostics, Diagenode, Mobidiag and Bolder acquisitions in the aggregate of $11.9 million and $25.2 million, respectively, higher meeting expenses and trade shows that were lower in the prior year primarily due to canceled or curtailed events as a result of the COVID-19 pandemic, higher travel expenses and an increase in Diagnostics commissions. These increases were partially offset by a decrease in commissions in Breast Health due to lower revenues.

General and Administrative Expenses. General and administrative expenses increased 13.0% and 21.1% in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in charitable contributions of $7.1 million and $17.2 million, respectively, the inclusion of incremental expenses from the Biotheranostics, Mobidiag, Diagenode, and Bolder acquisitions in the aggregate of $4.6 million and $10.7 million, respectively, an increase in salaries and bonus, higher information systems infrastructure projects spend, and an increase in non-income tax charges. In addition, in the prior year six month period we recorded a $3.6 million credit related to services provided under the transition services agreement with Cynosure. These increases were partially offset by a decrease in bad debt expense, acquisition costs, litigation and settlement costs, and lower expense from our deferred compensation plan.

Amortization of Intangible Assets. Amortization of intangible assets primarily results from customer relationships and trade names related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense increased slightly in the current year periods due to recent acquisitions partially offset by assets from older acquisitions becoming fully amortized.

Contingent Consideration Fair Value Adjustments. In connection with the acquisition of Acessa, we are obligated to make contingent earn-out payments. The payments are based on achieving incremental revenue growth over a three-year period ending annually in December of each of 2021, 2022, and 2023. As of the acquisition date for Acessa, we recorded a contingent consideration liability for the estimated fair value of the amount we expected to pay to the former shareholders of the acquired business. This liability is not contingent on future employment, and we recorded our estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, comparable company revenue growth rates, implied volatility and applying a risk adjusted discount rate. Increases or decreases in the fair value of contingent consideration liabilities can result from the passage of time, changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates. In the first quarter of fiscal 2022, we recorded a gain of $4.1 million based on actual amounts owed for the first earn-out period being lower than the amount accrued as of September 25, 2021. There was no change in the fair value of the liability in the second quarter of fiscal 2022. In the prior year first and second quarters, we recorded a loss of $4.6 million and a gain of $14.7 million, respectively, to record the liability at fair value at that time.

Interest Expense

	Three Months Ended				Six Months Ended
	March 26, 2022	March 27, 2021	Change		March 26, 2022	March 27, 2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(22.6)	$(21.3)	$(1.3)	6.1%	$(48.3)	$(49.3)	$1.0	(2.0)%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense increased in the current three month period compared to the corresponding period in the prior year primarily due to borrowings outstanding under the Securitization Program in the current year versus in the prior year period no amounts were outstanding. Interest expense decreased in the current six month period compared to the corresponding period in the prior year primarily due to lower debt refinancing costs of $4.0 million recorded as an expense, lower interest rates on our Senior Notes due to issuing our 2029 Senior Notes and paying off our 2025 Senior Notes in the prior year, and the pay-off of amounts outstanding under our Securitization Program in the prior year, partially offset by higher interest rate swap expense and interest expense related to debt from the Mobidiag acquisition.

Debt Extinguishment Loss

	Three Months Ended				Six Months Ended
	March 26, 2022	March 27, 2021	Change		March 26, 2022	March 27, 2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Debt Extinguishment Loss	$—	$—	$—	—%	$(0.7)	$(21.6)	$20.9	(96.8)%

In the first quarter of fiscal 2022, we entered into a Refinancing Amendment No. 2 to the 2021 Credit Agreement with Bank of America, N.A. The proceeds were used to pay off the term loan outstanding under the 2018 Credit Agreement. In connection with this transaction we recorded a debt extinguishment charge of $0.7 million. In the first quarter of fiscal 2021, we completed a private placement of $950 million aggregate principal amount of our 2029 Senior Notes. The proceeds under the 2029 Senior Notes offering, together with available cash, were used to redeem our 2025 Senior Notes in the same principal amount. In connection with this transaction, we recorded a debt extinguishment loss of $21.6 million in the first quarter of fiscal 2021.

Other Income, net

	Three Months Ended				Six Months Ended
	March 26, 2022	March 27, 2021	Change		March 26, 2022	March 27, 2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income, net	$2.1	$4.7	$(2.6)	**	$8.7	$0.9	$7.8	**
**Percentage not meaningful

For the current three month period, this account primarily consisted of net foreign currency exchange gains of $3.3 million, primarily from settling hedging transactions, and a $2.4 million gain on life insurance proceeds as a result of the death of a former employee, partially offset by a loss of $3.5 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market losses. For the second quarter of fiscal 2021, this account primarily consisted of a gain of $2.7 million on the cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains and net foreign currency exchange gains of $2.1 million, primarily from the mark-to-market of outstanding forward foreign currency exchange and foreign currency option contracts.

For the current six month period, this account primarily consisted of net foreign currency exchange gains of $12.6 million, primarily from settling transactions, and $2.4 million gain on life insurance proceeds, partially offset by a charge of $4.3 million to write off an equity method investment acquired in the Mobidiag acquisition and a loss of $2.2 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market losses. For the prior year corresponding six month period, this account primarily consisted of a gain of $8.9 million on the cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains, partially offset by net foreign currency exchange losses of $7.4 million, primarily from the mark-to-market of outstanding forward foreign currency exchange and foreign currency option contracts.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	March 26, 2022	March 27, 2021	Change		March 26, 2022	March 27, 2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$118.7	$161.1	$(42.4)	(26.3)%	$241.4	$340.1	$(98.7)	(29.0)%

Our effective tax rates for the three and six months ended March 26, 2022 were 20.7% and 20.2%, respectively, compared to 20.6% and 21.1%, respectively, for the corresponding periods in the prior year.

Our effective tax rates for the three and six months ended March 26, 2022 were lower than the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, partially offset by state income taxes.

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

Diagnostics

	Three Months Ended				Six Months Ended
	March 26, 2022	March 27, 2021	Change		March 26, 2022	March 27, 2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$987.1	$1,064.5	$(77.4)	(7.3)%	$1,937.5	$2,192.7	$(255.2)	(11.6)%
Operating Income	$540.6	$700.6	$(160.0)	(22.8)%	$1,072.4	$1,485.0	$(412.6)	(27.8)%
Operating Income as a % of Segment Revenue	54.8%	65.8%			55.3%	67.7%

Diagnostics revenues decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in sales of our SARS-CoV-2 assays, a decrease in royalty revenue from Grifols related to licensing our intellectual property of our COVID-19 assays for their sale in Spain and lower instrument sales, partially offset by revenue from acquisitions, an increase in Aptima assays and Quant Viral assays.

Operating income for this business segment decreased in the current three and six month periods compared to the corresponding periods in the prior year due to a decrease in gross profit from lower COVID-19 assay sales and an increase in operating expenses. Gross margin was 71.8% and 72.3% in the current three and six month periods, respectively, compared to 77.3% and 78.7% in the corresponding periods in the prior year, respectively. The decrease in gross profit in the current three and six month periods was primarily due to lower sales volume of our SARS-CoV-2 assays which have a higher margin, an increase in intangible asset amortization expense from recent acquisitions, lower Grifols license revenue, an increase in inventory reserves, higher field service costs for our expanded instrument install bases and an increase in freight internationally.

Operating expenses increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the inclusion of operating expenses from the Biotheranostics, Mobidiag, and Diagenode acquisitions, an increase in allocated advertising and charitable contributions, an increase in salaries and bonus, an increase in marketing initiatives, higher acquisition costs, and an increase in travel expenses partially offset by an increase in the BARDA credit received and lower bad debt expense.

Breast Health

	Three Months Ended				Six Months Ended
	March 26, 2022	March 27, 2021	Change		March 26, 2022	March 27, 2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$310.4	$336.3	$(25.9)	(7.7)%	$669.9	$669.1	$0.8	0.1%
Operating Income	$49.3	$67.8	$(18.5)	(27.3)%	$131.0	$154.1	$(23.1)	(15.0)%
Operating Income as a % of Segment Revenue	15.9%	20.2%			19.6%	23.0%

Breast Health revenues decreased in the current three month period compared to the corresponding period in the prior year due to a decrease of $32.8 million in product revenue partially offset by an increase of $6.9 million in service revenue discussed above. Breast Health revenues increased in the current six month period compared to the corresponding period in the prior year primarily due to an increase in service revenue offset by a decrease in product revenue discussed above.

Operating income for this business segment decreased in the current three and six month periods compared to the corresponding periods in the prior year. The decrease in the current three month period is primarily due to a decrease in product sales gross profit, partially offset by an increase in service gross profit from higher service revenue and a decrease in operating expenses. The decrease in operating income in the current six month period is primarily due to a decrease in product sales gross profit and an increase in operating expenses, partially offset by an increase in gross profit from higher service revenue. Gross margin was 53.4% and 54.6% in the current three and six month periods, respectively, compared to 56.2% and 57.0% in the corresponding periods in the prior year, respectively. The decrease in gross margin is primarily due to the reduced manufacturing utilization from supply chain shortages, higher costs for raw materials and components and an increase in intangible asset amortization expense.

Operating expenses decreased in the in the current three month period compared to the corresponding period in the prior year primarily due to a decrease in research and development project spend and a decrease in compensation and commissions from lower sales and sales force headcount, partially offset by an increase in allocated advertising, marketing initiatives and allocated charitable donations. Operating expenses increased in the current six month period compared to the corresponding period in the prior year primarily due to an increase in allocated advertising and charitable contributions, an increase in marketing initiatives, trade shows and sales meetings, higher salaries and bonus and an increase in research and development project spend. These increases were partially offset by a decrease in compensation and commissions from lower sales and sales force headcount and lower restructuring charges.

GYN Surgical

	Three Months Ended				Six Months Ended
	March 26, 2022	March 27, 2021	Change		March 26, 2022	March 27, 2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$117.3	$114.2	$3.1	2.7%	$251.6	$238.2	$13.4	5.6%
Operating Income	$5.7	$28.6	$(22.9)	(80.1)%	$32.3	$42.3	$(10.0)	(23.6)%
Operating Income as a % of Segment Revenue	4.9%	25.0%			12.8%	17.8%

GYN Surgical revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above.

Operating income for this business segment decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in operating expenses, which was, partially offset by an increase in gross profit in the current six month period. Gross margin was 56.4% and 59.5% in the current three and six month periods, respectively, compared to 59.5% and 61.1% in the corresponding periods in the prior year, respectively. The decrease in gross margin was primarily due to product mix as we sold more lower margin products in the current year periods.

Operating expenses increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a gain of $14.7 million and $10.1 million recorded in the prior three and six month periods, respectively, to decrease the contingent consideration liability to fair value related to the Acessa acquisition, the inclusion of Bolder expenses, and higher advertising, marketing initiatives and travel, partially offset by lower legal expenses. In addition, these increases were partially offset in the current six month period by a decrease in research and development project spend.

Skeletal Health

	Three Months Ended				Six Months Ended
	March 26, 2022	March 27, 2021	Change		March 26, 2022	March 27, 2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$20.9	$22.6	$(1.7)	(7.5)%	$47.9	$47.4	$0.5	1.1%
Operating Income (Loss)	$(1.5)	$(0.2)	$(1.3)	**	$(0.3)	$0.8	$(1.1)	**
Operating Income (Loss) as a % of Segment Revenue	(7.2)%	(1.0)%			(0.6)%	1.7%
** percentage not meaningful

Skeletal Health revenues decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the decrease in product revenues discussed above.

Operating income for this business segment decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in gross profit. Gross margin was 30.4% and 33.5% in the current three and six month periods, respectively, compared to 35.4% and 35.5% in the corresponding periods in the prior year, respectively. The decrease in gross margin was primarily due to lower sales volume of our Horizon DXA systems.

Operating expenses were consistent in the current three and six month periods compared to the corresponding periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At March 26, 2022, we had $2,576.3 million of working capital and our cash and cash equivalents totaled $2,290.8 million. Our cash and cash equivalents increased by $1,120.5 million during the first six months of fiscal 2022 primarily due to cash generated from operating activities, partially offset by cash used in investing and financing activities primarily related to a business acquisition and repurchases of our common stock.

In the first six months of fiscal 2022, our operating activities provided cash of $1,626.4 million, primarily due to net income of $954.9 million, non-cash charges for depreciation and amortization aggregating $214.1 million, and stock-based compensation expense of $36.5 million. These adjustments to net income were partially offset by a decrease in deferred taxes of $41.5 million primarily due to the amortization of intangible assets. Cash provided by operations included a net cash inflow of $443.0 million from changes in our operating assets and liabilities. The net cash inflow was primarily driven by a $355.3 million dollar decrease in prepaid expenses and other assets primarily due to refunds received in the second quarter related to federal and state loss carryback claims partially offset by a payment for our Women's Tennis Association sponsorship, a decrease in accounts receivable of $101.6 million due to strong collections in the quarter as days sales outstanding decreased to 55 days from 68 days in the fourth quarter of fiscal 2021, and an increase in accounts payable of $9.1 million due to the timing of payments. These cash inflows were partially offset by an increase in inventory of $26.4 million primarily due to a strategic buildup of emergency sourced components for our Breast Health business to hedge against the continuing worldwide supply constraints.

In the first six months of fiscal 2022, our investing activities used cash of $164.4 million primarily due to net cash paid for our acquisitions of $158.4 million and net capital expenditures of $69.9 million, which primarily consisted of the placement of equipment under customer usage agreements as purchases of equipment were more than offset by the reimbursement of funds received from the Department of Defense under a grant to increase production of our two SARS-CoV-2 assays.

In the first six months of fiscal 2022, our financing activities used cash of $346.0 million primarily due to $367.0 million for repurchases of our common stock, $63.6 million for the repayment of debt acquired in the Mobidiag acquisition, $22.5 million for the payment of employee taxes withheld for the net share settlement of vested restricted stock units, and a $12.2 million contingent consideration payment as a result of the completion of the first annual earn-out period from the Acessa acquisition. Partially offsetting these uses of cash were net proceeds of $103.7 million from the refinancing of the 2021 Credit Agreement and $17.3 million from our equity plans, primarily from the exercise of stock options.

Debt

We had total recorded debt outstanding of $3.07 billion at March 26, 2022, which was comprised of amounts outstanding under our 2021 Credit Agreement of $1.49 billion (principal of $1.5 billion), 2029 Senior Notes of $935.6 million (principal of $950.0 million), 2028 Senior Notes of $395.7 million (principal of $400.0 million) and the Securitization Program of $248.5 million.

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

The Applicable Rate in regards to the Base Rate, the Eurocurrency Rate, the Alternative Currency Daily Rate, the Alternative Currency Term Rate, and the LIBOR Daily Floating Rate is subject to change depending on the Total Net Leverage Ratio (as such terms are defined in the 2021 Credit Agreement). As of March 26, 2022, the interest rate under the 2021 Term Loan was 1.46% per annum.

We are also required to pay a quarterly commitment fee calculated on a daily basis equal to the Applicable Rate as of such day multiplied by the undrawn committed amount available under the 2021 Revolver. As of March 26, 2022, this commitment fee was 0.15% per annum.

Upon the earliest to occur of June 30, 2023 and certain specified events, relating to the planned phase out of LIBOR by the UK Financial Conduct Authority, the interest rate applicable to the loans under the 2021 Credit Agreement denominated in U.S. Dollars will convert to a variant of the secured overnight financing rate (“SOFR”), as established from time to time by the Federal Reserve Bank of New York, plus a corresponding spread.

We are required to make scheduled principal payments under the 2021 Term Loan in increasing amounts ranging from $3.75 million per three-month period commencing with the three-month period ending on December 29, 2022 to $18.75 million per three-month period commencing with the three-month period ending on December 26, 2025. The remaining scheduled balance of $1.335 billion (or such lesser aggregate principal amount then outstanding) on the 2021 Term Loan and any amounts outstanding under the 2021 Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the 2021 Credit Agreement, we may be required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances (excluding permitted debt) and insurance recoveries (subject to certain reinvestment rights). Certain of the mandatory prepayments are subject to reduction or elimination of certain financial covenants are met. These mandatory prepayments are required to be applied first to the 2021 Term Loan, second to any outstanding amount under any Swing Line Loans), third to the 2021 Revolver, fourth to prepay any outstanding reimbursement obligations with respect to letters of credit and fifth to cash collateralize any letters of credit. Subject to certain limitations, we may voluntarily prepay any of the 2021 Credit Facilities without premium or penalty. As of March 26, 2022, the outstanding principal balance of the 2021 Term Loan was $1.5 billion, and there were no amounts outstanding under the 2021 Revolver.

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

The 2021 Credit Agreement contains two financial covenants (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each fiscal quarter. As of March 26, 2022, we were in compliance with these covenants.

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

2029 Senior Notes

The total aggregate principal balance of the 2029 Senior Notes is $950.0 million. The 2029 Senior Notes are general senior unsecured obligations and are guaranteed on a senior unsecured basis by certain domestic subsidiaries. The 2029 Senior Notes mature on February 15, 2029 and bear interest at the rate of 3.250% per year, payable semi-annually on February 15 and August 15 of each year. We may redeem the 2029 Senior Notes at any time prior to September 28, 2023 at a price equal to 100% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the indenture. We may also redeem up to 40% of the aggregate principal amount of the 2029 Senior Notes with the net cash proceeds of certain equity offerings at any time and from time to time before September 28, 2023, at a redemption price equal to 103.250% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date. We have the option to redeem the 2029 Senior Notes on or after: September 28, 2023 through September 27, 2024 at 101.625% of par; September 28, 2024 through September 27, 2025 at 100.813% of par; and September 28, 2025 and thereafter at 100% of par. In addition, if there is a change of control coupled with a decline in ratings, as provided in the indenture, we will be required to make an offer to purchase each holder’s 2029 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

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

On April 13, 2020, we amended the Credit and Security Agreement with the lenders, temporarily suspending the ability to borrow and the need to comply with covenants for up to a year. On June 11, 2021, we amended and restated the Credit and Security Agreement to restart the Securitization Program and increase the maximum borrowing amount to $320.0 million. Loans outstanding under the Securitization Program bear interest at LIBOR plus an applicable margin for defined tranches. As of March 26, 2022, there was $248.5 million outstanding under this program, and the interest rate under the Securitization Program was 0.81%. Subsequent to March 26, 2022, we repaid the outstanding balance of $248.5 million.

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

Currently, our only contingent consideration liability is from our Acessa acquisition. We have an obligation to the former Acessa shareholders to make contingent payments based on a multiple of annual incremental revenue growth over a three-year period ending annually in December. There is no maximum earnout. Pursuant to ASC 805, the contingent consideration was deemed to be part of the purchase price, and we recorded our estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of the business, comparable companies revenue growth rates, implied volatility and applying a risk adjusted discount rate. The first earn-out period was completed in December

2021 and we paid $12.2 million to the former shareholders in the second quarter of fiscal 2022. As of March 26, 2022, this liability was recorded at its fair value of $58.8 million.

Stock Repurchase Program

On December 9, 2020, our Board of Directors authorized a new five-year share repurchase plan, to repurchase up to $1.0 billion of our outstanding common stock. The prior plan was terminated in connection with this new authorization. During the three and six months ended March 26, 2022, we repurchased 2.9 million and 5.2 million shares, respectively, of our common stock for a total consideration of $200.0 million and $367.0 million, respectively. As of March 26, 2022, $324.7 million remained available under this authorization. The timing of the share repurchases will be based upon our continuing analysis of market, financial, and other factors. Repurchases under the authorized share repurchase plan may be made using a variety of methods, which may include, but are not limited to, open market purchases, privately negotiated transactions, accelerated share repurchase agreements, or purchases pursuant to a Rule 10b5-1 plan under the Exchange Act. The authorized share repurchase plan may be suspended, delayed or discontinued at any time.

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

Future Liquidity Considerations

We expect to continue to review and evaluate potential strategic transactions that we believe will complement our current or future business. Subject to the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, as well as those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 25, 2021 or any other of our subsequently filed reports, and the general disclaimers set forth in our "Cautionary Statement" regarding forward-looking statements at the outset of this Item 2, we believe that our cash and cash equivalents, cash flows from operations, and the cash available under our 2021 Revolver will provide us with sufficient funds in order to fund our expected normal operations and debt payments over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our 2021 Credit Agreement, 2028 Senior Notes, 2029 Senior Notes and Securitization Program. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 25, 2021.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, equity investments, foreign currency derivative contracts, an interest rate swap agreement, insurance contracts, accounts payable and debt obligations. Except for our outstanding 2028 Senior Notes and 2029 Senior Notes, the fair value of these financial instruments approximate their carrying amount. The fair value of our 2028 Senior Notes and 2029 Senior Notes was approximately $407.4 million and $878.3 million, respectively as of March 26, 2022. Amounts outstanding under our 2021 Credit Agreement of $1.5 billion aggregate principal and Securitization Program of $248.5 million as of March 26, 2022 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.

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

As of March 26, 2022, there was $1.5 billion of aggregate principal outstanding under the 2021 Credit Agreement and $248.5 million outstanding under the Securitization Program. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A hypothetical 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by approximately $0.8 million. We entered into an interest rate swap agreement to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding under the 2021 Credit Agreement. The critical terms of the interest rate swap were designed to mirror the terms of our LIBOR-based borrowings under the 2021 Credit Agreement, and therefore the interest rate swap is highly effective at offsetting the cash flows being hedged. We designated this derivative instrument as a cash flow hedge of the variability of the LIBOR-based interest payments on $1.0 billion of principal. The interest rate swap contract expires on December 17, 2023.

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

As of March 26, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 26, 2022.
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

Worldwide economic disruptions, electronic component shortages and global supply chain constraints, including those arising out of the COVID-19 pandemic and the war in Ukraine are impacting our ability to procure critical raw materials and components, including semiconductor chips and are adversely affecting our ability to meet customer demand for, and increasing our costs to manufacture, certain of our products.

Worldwide economic disruptions, electronic component shortages and global supply chain constraints, including those arising out of the COVID-19 pandemic and the war in Ukraine, are impacting our ability to procure critical raw materials and components, including semiconductor chips, and are adversely affecting our ability to meet customer demand for, and increasing our costs to manufacture, certain of our products. Continued delays or disruptions experienced by our suppliers and manufacturers are preventing us from obtaining raw materials and components, including semiconductor chips, for our products in a timely manner, as well as increasing our costs of obtaining such materials and components. Obtaining alternative sources of raw materials and components could involve significant costs and regulatory challenges and may not be available to us on reasonable terms, if at all. Our ability to manufacture our Breast Health capital equipment products, primarily, but not limited to, our 3D Dimensions systems, Trident specimen radiography systems, Affirm Prone biopsy systems and Brevera systems, is dependent on the supply of such raw materials and components, including semiconductor chips. If we remain unable to obtain sufficient quantities of raw materials and components on commercially reasonable terms or in a timely manner, our ability to manufacture our capital equipment products on a timely and cost-competitive basis could materially adversely affect our revenues and results of operations and harm our competitive position and reputation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
December 26, 2021 – January 22, 2022	495	$76.56	1,309,846	$70.35	$432.6
January 23, 2022 – February 19, 2022	364	70.53	1,153,280	69.30	352.7
February 20, 2022 –March 26, 2022	863	70.87	400,098	69.96	324.7
Total	1,722	$72.43	2,863,224	$69.87	$324.7
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

Hologic, Inc.
(Registrant)

Date:	April 27, 2022	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	April 27, 2022	/s/ Karleen M. Oberton

Karleen M. Oberton
Chief Financial Officer (Principal Financial Officer)