Form 10-Q
period 2022-06-25
HOLOGIC INC
filed 2022-07-27
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 21, 2022, 249,653,133 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Revenues:
Product	$837.1	$995.2	$3,408.7	$3,829.4
Service and other	165.6	173.1	500.9	486.3
	1,002.7	1,168.3	3,909.6	4,315.7
Costs of revenues:
Product	266.3	303.9	907.0	889.1
Amortization of acquired intangible assets	75.9	68.1	223.1	194.2
Impairment of acquired intangible assets	9.2	—	9.2	—
Service and other	101.5	94.7	287.6	264.7
Gross profit	549.8	701.6	2,482.7	2,967.7
Operating expenses:
Research and development	65.1	69.0	207.4	199.8
Selling and marketing	152.3	142.7	471.0	402.2
General and administrative	91.9	117.3	310.5	297.7
Amortization of acquired intangible assets	11.2	10.4	33.2	30.7
Contingent consideration - fair value adjustments	(35.4)	—	(39.5)	(10.1)
Restructuring and divestiture charges	0.8	3.6	0.8	6.6
	285.9	343.0	983.4	926.9
Income from operations	263.9	358.6	1,499.3	2,040.8
Interest income	2.4	0.4	3.6	1.1
Interest expense	(22.7)	(21.6)	(71.0)	(70.9)
Debt extinguishment loss	—	—	(0.7)	(21.6)
Other income, net	4.8	0.1	13.6	1.1
Income before income taxes	248.4	337.5	1,444.8	1,950.5
Provision for income taxes	20.0	69.4	261.5	409.6
Net income	$228.4	$268.1	$1,183.3	$1,540.9
Net loss attributable to noncontrolling interest	—	(0.3)	—	(1.8)
Net income attributable to Hologic	$228.4	$268.4	$1,183.3	$1,542.7
Net income per common share attributable to Hologic:
Basic	$0.91	$1.05	$4.70	$5.98
Diluted	$0.90	$1.04	$4.65	$5.93
Weighted average number of shares outstanding:
Basic	250,756	256,230	251,943	257,769
Diluted	253,093	258,581	254,273	260,371
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net income	$228.4	$268.1	$1,183.3	$1,540.9
Changes in foreign currency translation adjustment	(52.0)	(9.4)	(124.3)	(1.0)
Changes in value of hedged interest rate swaps and interest rate caps, net of tax of $2.5 and $11.6 for the three and nine months ended June 25, 2022 and $1.0 and $2.2 for the three and nine months ended June 26, 2021.

Gain recognized in other comprehensive income, net	8.4	3.0	35.7	8.0
Loss reclassified from accumulated other comprehensive loss to the statements of income	—	—	—	0.5
Other comprehensive (loss) income	(43.6)	(6.4)	(88.6)	7.5
Comprehensive income	$184.8	$261.7	$1,094.7	$1,548.4
Components of comprehensive income attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	—	0.3	—	1.8
Comprehensive loss attributable to noncontrolling interest	—	0.3	—	1.8
Comprehensive income attributable to Hologic	$184.8	$262.0	$1,094.7	$1,550.2
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	June 25, 2022	September 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,375.3	$1,170.3
Accounts receivable, less reserves	702.9	942.7
Inventories	581.2	501.2
Prepaid expenses and other current assets	213.3	528.8
Prepaid income taxes	36.3	25.7
Total current assets	3,909.0	3,168.7
Property, plant and equipment, net	490.1	564.7
Intangible assets, net	1,436.5	1,659.2
Goodwill	3,285.9	3,281.6
Other assets	235.9	245.7
Total assets	$9,357.4	$8,919.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7.5	$313.0
Accounts payable	216.6	215.9
Accrued expenses	573.7	596.2
Deferred revenue	199.6	198.0
Finance lease obligations	3.5	3.7
Total current liabilities	1,000.9	1,326.8
Long-term debt, net of current portion	2,814.6	2,712.2
Finance lease obligations, net of current portion	18.9	22.8
Deferred income tax liabilities	208.3	250.5
Deferred revenue, net of current portion	10.9	20.3
Other long-term liabilities	305.9	368.7
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 298,335 and 297,306 shares issued, respectively	3.0	3.0
Additional paid-in-capital	6,017.4	5,965.8
Retained earnings	1,481.6	298.3
Treasury stock, at cost – 48,851 and 43,653 shares, respectively	(2,356.4)	(1,989.4)
Accumulated other comprehensive loss	(147.7)	(59.1)
Total stockholders’ equity	4,997.9	4,218.6
Total liabilities and stockholders’ equity	$9,357.4	$8,919.9
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock			Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount	Noncontrolling Interest
Balance at September 26, 2020	295,107	$2.9	$5,904.8	$(1,573.2)	$(49.7)	37,609	$(1,579.6)	$2.1	$2,707.3
Exercise of stock options	490	—	18.4	—	—	—	—	—	18.4
Vesting of restricted stock units, net	936	0.1	(46.5)	—	—	—	—	—	(46.4)
Stock-based compensation	—	—	18.6	—	—	—	—	—	18.6
Net income (loss)	—	—	—	654.4	—	—	—	(1.0)	653.4
Other comprehensive income activity	—	—	—	—	19.0	—	—	—	19.0
Repurchase of common stock	—	—	—	—	—	1,469	(101.3)	—	(101.3)
Balance at December 26, 2020	296,533	$3.0	$5,895.3	$(918.8)	$(30.7)	39,078	$(1,680.9)	$1.1	$3,269.0
Exercise of stock options	146	—	5.8	—	—	—	—	—	5.8
Vesting of restricted stock units, net	17	—	(0.3)	—	—	—	—	—	(0.3)
Common stock issued under the employee stock purchase plan	191	—	9.2	—	—	—	—	—	9.2
Stock-based compensation	—	—	17.1	—	—	—	—	—	17.1
Net income (loss)	—	—	—	619.9	—	—	—	(0.5)	619.4
Other comprehensive income activity	—	—	—	—	(5.1)	—	—	—	(5.1)
Repurchase of common stock	—	—	—	—	—	1,604	(120.1)	—	(120.1)
Balance at March 27, 2021	296,887	$3.0	$5,927.1	$(298.9)	$(35.8)	40,682	$(1,801.0)	$0.6	$3,795.0
Exercise of stock options	53	—	2.1	—	—	—	—	—	2.1
Vesting of restricted stock units, net	5	—	(0.2)	—	—	—	—	—	(0.2)
Stock-based compensation	—	—	15.4	—	—	—	—	—	15.4
Net income (loss)	—	—	—	268.4	—	—	—	(0.3)	268.1
Other comprehensive income activity	—	—	—	—	(6.4)	—	—	—	(6.4)
Repurchase of common stock	—	—	—	—	—	2,971	(188.4)	—	(188.4)
Purchase of non-controlling interest	—	—	(8.2)	—	—	—	—	(0.3)	(8.5)
Balance at June 26, 2021	296,945	$3.0	$5,936.2	$(30.5)	$(42.2)	43,653	$(1,989.4)	$—	$3,877.1
Exercise of stock options	168	—	6.6	—	—	—	—	—	6.6
Vesting of restricted stock units, net	22	—	(0.6)	—	—	—	—	—	(0.6)
Common stock issued under the employee stock purchase plan	171	—	9.7	—	—	—	—	—	9.7

Stock-based compensation	—	—	13.9	—	—	—	—	—	13.9
Net income	—	—	—	328.8	—	—	—	—	328.8
Other comprehensive income activity	—	—	—	—	(16.9)	—	—	—	(16.9)
Balance at September 25, 2021	297,306	$3.0	$5,965.8	$298.3	$(59.1)	43,653	$(1,989.4)	$—	$4,218.6
Exercise of stock options	45	—	1.9	—	—	—	—	—	1.9
Vesting of restricted stock units, net	534	—	(22.4)	—	—	—	—	—	(22.4)
Stock-based compensation	—	—	18.7	—	—	—	—	—	18.7
Net income	—	—	—	499.2	—	—	—	—	499.2
Other comprehensive income activity	—	—	—	—	(29.9)	—	—	—	(29.9)
Repurchase of common stock	—	—	—	—	—	2,335	(167.0)	—	(167.0)
Balance at December 25, 2021	297,885	$3.0	$5,964.0	$797.5	$(89.0)	45,988	$(2,156.4)	$—	$4,519.1
Exercise of stock options	140	—	5.8	—	—	—	—	—	5.8
Vesting of restricted stock units, net	14	—	(0.1)	—	—	—	—	—	(0.1)
Common stock issued under the employee stock purchase plan	164	—	9.5	—	—	—	—	—	9.5
Stock-based compensation	—	—	17.8	—	—	—	—	—	17.8
Net income	—	—	—	455.7	—	—	—	—	455.7
Other comprehensive income activity	—	—	—	—	(15.1)	—	—	—	(15.1)
Repurchase of common stock	—	—	—	—	—	2,863	(200.0)	—	(200.0)
Balance at March 26, 2022	298,203	$3.0	$5,997.0	$1,253.2	$(104.1)	48,851	$(2,356.4)	$—	$4,792.7
Exercise of stock options	128	—	5.2	—	—	—	—	—	5.2
Vesting of restricted stock units, net	4	—	(0.1)	—	—	—	—	—	(0.1)
Stock-based compensation	—	—	15.3	—	—	—	—	—	15.3
Net income	—	—	—	228.4	—	—	—	—	228.4
Other comprehensive income activity	—	—	—	—	(43.6)	—	—	—	(43.6)
Balance at June 25, 2022	298,335	$3.0	$6,017.4	$1,481.6	$(147.7)	48,851	$(2,356.4)	$—	$4,997.9

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	June 25, 2022	June 26, 2021
OPERATING ACTIVITIES
Net income	$1,183.3	$1,540.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67.2	64.2
Amortization of acquired intangibles	256.3	224.9
Stock-based compensation expense	51.8	51.0
Deferred income taxes	(60.2)	(44.3)
Intangible asset impairment charge	9.2	—
Debt extinguishment loss	0.7	21.6
Contingent consideration - fair value adjustments	(39.5)	(10.1)
Other adjustments and non-cash items	36.3	29.9
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	193.9	111.5
Inventories	(86.8)	(82.4)
Prepaid income taxes	(10.5)	(24.3)
Prepaid expenses and other assets	378.3	(22.3)
Accounts payable	2.5	9.4
Accrued expenses and other liabilities	(23.0)	(27.6)
Deferred revenue	(2.4)	22.6
Net cash provided by operating activities	1,957.1	1,865.0
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(158.6)	(1,163.3)
Capital expenditures	(50.8)	(90.6)
Proceeds from the Department of Defense	75.0	19.4
Increase in equipment under customer usage agreements	(44.8)	(43.4)
Purchase of intellectual property	—	(6.5)
Other activity	5.0	(2.1)
Net cash used in investing activities	(174.2)	(1,286.5)
FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	1,491.2	—
Repayment of long-term debt	(1,387.5)	(56.3)
Proceeds from senior notes, net of issuance costs	—	936.3
Repayment of senior notes	—	(970.8)
Proceeds from accounts receivable securitization agreement	—	320.0
Repayment under accounts receivable securitization agreement	(248.5)	—
Repayments under revolving credit line	—	(250.0)
Payment of contingent consideration	(12.2)	—
Purchase of non-controlling interest	—	(8.5)
Repayment of acquired long-term debt	(63.7)	—
Repurchases of common stock	(367.0)	(409.7)
Proceeds from issuance of common stock pursuant to employee stock plans	26.9	39.6
Payment of minimum tax withholdings on net share settlements of equity awards	(22.6)	(46.9)
Payments under finance lease obligations	(2.8)	(1.5)
Net cash used in financing activities	(586.2)	(447.8)
Effect of exchange rate changes on cash and cash equivalents	8.3	(4.1)
Net increase in cash and cash equivalents	1,205.0	126.6
Cash and cash equivalents, beginning of period	1,170.3	701.0
Cash and cash equivalents, end of period	$2,375.3	$827.6
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

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and nine months ended June 25, 2022 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 24, 2022.

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events affecting the unaudited consolidated financial statements as of and for the three and nine months ended June 25, 2022.

(2) Revenue

The Company accounts for revenue pursuant to ASC 606, Revenue from Contracts with Customer (ASC 606) and generates revenue from the sale of its products, primarily medical imaging systems and related components and software, diagnostic tests and assays and surgical disposable products, and related services, which are primarily support and maintenance services on its medical imaging systems, and to a lesser extent installation, training and repairs. In addition, the Company generates service revenue from performing laboratory testing services acquired in its Biotheranostics, Inc. acquisition, which are included in its Molecular Diagnostics business. The Company's products are sold primarily through a direct sales force, and within international markets, there is more reliance on distributors and resellers. Revenue is recorded net of sales tax. The following tables provide revenue from contracts with customers by business and geographic region on a disaggregated basis:

	Three Months Ended June 25, 2022			Three Months Ended June 26, 2021
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$74.3	$41.6	$115.9	$73.9	$42.0	$115.9
Molecular Diagnostics	304.2	131.1	435.3	270.1	266.3	536.4
Blood Screening	8.9	—	8.9	13.2	—	13.2
Total	$387.4	$172.7	$560.1	$357.2	$308.3	$665.5

Breast Health:
Breast Imaging	$165.5	$46.7	$212.2	$218.4	$61.9	$280.3
Interventional Breast Solutions	56.8	13.8	70.6	54.8	13.9	68.7
Total	$222.3	$60.5	$282.8	$273.2	$75.8	$349.0

GYN Surgical	$112.2	$25.9	$138.1	$103.9	$24.0	$127.9

Skeletal Health	$12.7	$9.0	$21.7	$15.6	$10.3	$25.9
	$734.6	$268.1	$1,002.7	$749.9	$418.4	$1,168.3

	Nine Months Ended June 25, 2022			Nine Months Ended June 26, 2021
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$227.4	$134.6	$362.0	$230.8	$127.1	$357.9
Molecular Diagnostics	1,395.9	715.2	2,111.1	1,561.7	905.3	2,467.0
Blood Screening	24.5	—	24.5	33.3	—	33.3
Total	$1,647.8	$849.8	$2,497.6	$1,825.8	$1,032.4	$2,858.2

Breast Health:
Breast Imaging	$561.8	$177.7	$739.5	$619.5	$198.3	$817.8
Interventional Breast Solutions	171.1	42.1	213.2	164.9	35.3	200.2
Total	$732.9	$219.8	$952.7	$784.4	$233.6	$1,018.0

GYN Surgical	$315.4	$74.2	$389.6	$296.8	$69.4	$366.2

Skeletal Health	$43.3	$26.4	$69.7	$44.7	$28.6	$73.3
	$2,739.4	$1,170.2	$3,909.6	$2,951.7	$1,364.0	$4,315.7

	Three Months Ended		Nine Months Ended
Geographic Regions (in millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
United States	$734.6	$749.9	$2,739.4	$2,951.7
Europe	164.5	289.0	750.8	963.9
Asia-Pacific	71.7	89.6	301.1	268.1
Rest of World	31.9	39.8	118.3	132.0
	$1,002.7	$1,168.3	$3,909.6	$4,315.7

The following table provides revenue recognized by source:

	Three Months Ended		Nine Months Ended
Revenue by type (in millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Disposables	$713.0	$797.7	$2,930.5	$3,239.2
Capital equipment, components and software	124.1	197.5	478.2	590.2
Service	160.8	158.4	486.2	437.2
Other	4.8	14.7	14.7	49.1
	$1,002.7	$1,168.3	$3,909.6	$4,315.7

The Company considers revenue to be earned when all of the following criteria are met: the Company has a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount the Company expects to receive, including an estimate of uncertain amounts subject to a constraint to ensure revenue is not recognized in an amount that would result in a significant reversal upon resolution of the uncertainty, is determinable; and the Company has transferred control of the promised items to the customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the contract. The transaction price for the contract is measured as the amount of consideration the Company expects to receive in exchange for the goods and services expected to be transferred. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control of the distinct good or service is transferred. Transfer of control for the Company's products is generally at shipment or delivery, depending on contractual terms, but occurs when title and risk of loss transfers to the customer which represents the point in time when the customer obtains the use of and substantially all of the remaining benefits of the product. As such, the Company's performance obligation related to product sales is satisfied at a point in time. Revenue from support and maintenance contracts, extended warranty, and professional services for installation, training and repairs is recognized over time based on the period contracted or as the services are performed as these methods represent a faithful depiction of the transfer of goods and services.

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

Variable Consideration

The Company exercises judgment in estimating variable consideration, which includes volume discounts, sales rebates, product returns and other adjustments. These amounts are recorded as a reduction to revenue and classified as a current liability. The Company bases its estimates for volume discounts, sales rebates and product returns on historical information to the extent it is reasonable to be used as a predictive tool of expected future rebates. To the extent the transaction price includes variable consideration, the Company applies judgment in constraining the estimated variable consideration due to factors that may cause reversal of revenue recognized. The Company evaluates constraints based on its historical and projected experience with similar customer contracts. The Company's contracts for the sale of capital equipment and related components, and assays and tests typically do not provide the right to return product, however, its contracts for the sale of its surgical handpieces provide for a right of return for a limited period of time. In general, estimates of variable consideration and constraints are not material to the Company's financial statements.

Remaining Performance Obligations

As of June 25, 2022, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $844.4 million. These remaining performance obligations primarily relate to support and maintenance obligations and extended warranty in the Company's Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 12% of this amount as revenue in fiscal 2022, 39% in fiscal 2023, 26% in fiscal 2024, 15% in fiscal 2025, and 8% thereafter. The Company has applied the practical expedient to not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company's Breast Health and Skeletal Health reportable segments. Contract liabilities are classified as other current liabilities and other long-term liabilities in the Consolidated Balance Sheets. The Company recognized revenue of $21.4 million and $108.7 million in the three and nine months ended June 25, 2022, respectively, that was included in the contract liability balance at September 25, 2021. The Company recognized $20.1 million and $100.9 million for the three and nine months ended June 26, 2021, respectively, that was included in the contract liability balance at September 26, 2020.

(3) Leases

Lessor Activity - Leases where Hologic is the Lessor

Certain assets, primarily diagnostics instruments, are leased to customers under contractual arrangements that typically include an operating lease and performance obligations for disposables, assays, tests and other consumables. These contractual arrangements are subject to termination provisions which are evaluated in determining the lease term for lease accounting purposes. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where instruments are provided under operating lease arrangements, some portion or the entire lease revenue may be variable and subject to subsequent non-lease component (e.g., reagent) sales. Sales-type leases are immaterial. The allocation of revenue between the lease and non-lease components is based on stand-alone selling prices. Lease revenue represented less than 5% of the Company's consolidated revenue for all periods presented.

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

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at June 25, 2022:

		Fair Value at Reporting Date Using
	Balance as of June 25, 2022	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$28.6	$—	$28.6	$—
Forward foreign currency contracts	10.3	—	10.3	—
Total	$38.9	$—	$38.9	$—
Liabilities:
Contingent consideration	$23.4	$—	$—	$23.4
Total	$23.4	$—	$—	$23.4

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, during the three and nine month periods ended June 25, 2022 and June 26, 2021 were as follows:

	Three Month Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Balance at beginning of period	$58.8	$71.7	$75.1	$81.8
Contingent consideration recorded at acquisition	—	—	—	—
Fair value adjustments	(35.4)	—	(39.5)	(10.1)
Payments	—	—	(12.2)	—
Balance at end of period	$23.4	$71.7	$23.4	$71.7

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of equity investments and long-lived assets, including property, plant and equipment, intangible assets, goodwill and right of use assets. During the third quarter of fiscal 2022, the Company recorded a $9.2 million impairment charge to write-off two developed technology assets acquired in the Faxitron acquisition. During the first quarter of fiscal 2022, the Company recorded a $4.3 million charge to write-off an equity method investment. There were no other remeasurements in the three and nine months ended June 25, 2022 and June 26, 2021.

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

Amounts outstanding under the Company’s 2021 Credit Agreement of $1.5 billion aggregate principal as of June 25, 2022 are subject to variable interest rates based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value, representing Level 1 measurements. The Company’s 4.625% Senior Notes due 2028 (the “2028 Senior Notes”) and 3.250% Senior Notes due 2029 (the “2029 Senior Notes”) had fair values of $379.9 million and $817.6 million, respectively, as of June 25, 2022 based on their trading prices, representing Level 1 measurements. Refer to Note 7 for the carrying amounts of the various components of the Company’s debt.

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

As part of the preliminary purchase price allocation, the Company determined the identifiable intangible assets are developed technology, customer relationships and trade names. The preliminary fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 16.0% rate. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

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

The total purchase price was allocated to Mobidiag's tangible and identifiable intangible assets and liabilities based on the estimated fair values as of June 17, 2021, as set forth below.

Cash	$7.0
Accounts receivable	4.2
Inventory	12.1
Other assets	29.6
Accounts payable and accrued expenses	(16.5)
Other liabilities	(12.2)
Identifiable intangible assets:
Developed technology	285.0
In-process research and development	74.0
Customer relationships	20.9
Trade names	20.0
Long-term debt	(66.1)
Deferred income taxes, net	(56.1)
Goodwill	427.7
Purchase Price	$729.6

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Mobidiag's business.

As part of the purchase price allocation, the Company determined the identifiable intangible assets are development technology, in-process research and development ("IPR&D"), customer relationships and trade names. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using rates ranging from 15.0% to 19.0%. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

The developed technology assets are comprised of know-how, patents and technologies embedded in Mobidiag's products and relate to currently marketed products. The developed technology assets comprise the primary product families under the Novodiag and Amplidiag technology platforms.

The IPR&D project relates to an in-process project that had not reached technological feasibility as of the acquisition date and has no future alternative use. The primary basis for determining technological feasibility of the project is obtaining regulatory approval to market the underlying product. The asset recorded relates to one project, and the Company expects to complete the project in approximately three years. Given the uncertainties inherent with product development and introduction, there can be no assurance that the Company's product development efforts will be successful, completed on a timely basis or within budget, if at all. The IPR&D asset was valued using the income approach.

The estimate of the weighted average life for the developed technology assets was 11.7 years, for customer relationships was 9.1 years, and for tradenames was 11.6 years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the amount of goodwill were primarily based on anticipated strategic and synergistic benefits that are expected to be realized from the Mobidiag acquisition. These benefits include expanding the Company's molecular diagnostics portfolio into the near-patient testing market and utilizing Diagnostic's commercial sales, manufacturing and regulatory expertise to drive adoption and revenue growth. None of the goodwill is expected to be deductible for income tax purposes.

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

Diagenode

On March 1, 2021, the Company completed the acquisition of Diagenode SA ("Diagenode") for a purchase price of $155.1 million. Diagenode, located in Belgium, is a developer and manufacturer of molecular diagnostic assays based on PCR (polymerase chain reaction) technology to detect infectious diseases of bacterial, viral and parasite origin. Diagenode's results of operations are reported in the Company's Diagnostics reportable segment from the date of acquisition.

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

Somatex Medical Technologies

On December 30, 2020, the Company completed the acquisition of Somatex Medical Technologies GmbH ("Somatex") for a purchase price of $62.9 million. Somatex, located in Germany, is a manufacturer of biopsy site markers, including the Tumark product line of tissue markers, which were distributed by the Company in the U.S. prior to the acquisition. The allocation of the purchase price was based on the Company's valuation, and it allocated $38.0 million to the value of developed technology with a weighted average life of 8 years, $1.2 million to customer relationships, $0.9 million to trade names and $32.4 million to goodwill. The remaining $9.6 million of the purchase price was allocated to the net acquired tangible assets and liabilities. Somatex's results of operations are reported in the Company's Breast Health reportable segment from the date of acquisition. None of the goodwill is expected to be deductible for income tax purposes.

NXC Imaging

On September 28, 2020, the Company completed the acquisition of assets from NXC Imaging, for a purchase price of $5.6 million. NXC Imaging was a long-standing distributor of the Company's Breast and Skeletal products in the U.S. The majority of the purchase price was allocated to a customer relationships intangible asset with a useful life of 5 years.

Contingent Consideration

The Company has a contingent consideration liability related to its acquisition of Acessa Health, Inc. ("Acessa"), which occurred in August 2020. Acessa was the developer of the ProVu laparoscopic radiofrequency ablation system. The Company estimated the fair value of this liability to be $81.8 million at the date of acquisition. The contingent payments are based on a multiple of annual incremental revenue growth over a three-year period ending annually in December of each of 2021, 2022, and 2023. There is no maximum earnout. Pursuant to ASC 805, Business Combinations (ASC 805), the Company recorded its estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, revenue growth rates of comparable companies, implied volatility and applying a risk adjusted discount rate. Each quarter the Company is required to remeasure the fair value of the liability as assumptions change and such adjustments are recorded in operating expenses. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820, Fair Value Measurements. This fair value measurement is directly impacted by the Company's estimate of future incremental revenue growth of the business. Accordingly, if actual revenue growth is higher or lower than the estimates within the fair value measurement, the Company would record additional charges or benefits, respectively. During the three and nine months ended June 25, 2022, the Company remeasured the contingent consideration liability and recorded a gain of $35.4 million and $39.5 million, respectively, to record the liability at fair value as of June 25, 2022. The reduction in fair value was primarily due to a decrease in forecasted revenues over the measurement period and to a much lesser extent an increase in the discount rate driven by market rates. For the nine month period ended June 26, 2021, the Company remeasured the contingent consideration liability and recorded a gain of $10.1 million to record the liability at fair value. The reduction in fair value was primarily due to a decrease in forecasted revenues over the measurement period. As of September 25, 2021, the contingent consideration liability was $75.1 million. During the three months ended December 25, 2021, the first measurement period was completed, and the Company recorded a gain of $4.1 million to decrease the contingent consideration liability to fair value based on actual revenue results in the first earn-out period. During the second quarter of fiscal 2022, the Company made a payment of $12.2 million for the first earn-out period. As of June 25, 2022, the contingent consideration liability was $23.4 million.

(6) Restructuring

During the first quarter of fiscal 2022, the Company finalized its decision to close its Danbury, Connecticut facility where it manufactures its Breast Health capital equipment products. The manufacturing of the Breast Health capital equipment products and all other support services will be moved to the Company's Newark, Delaware facility. In addition, research and development, sales and services support and administrative functions will be moved to the Newark, Delaware and Marlborough, Massachusetts facilities. The transition is expected to be completed by the third quarter of fiscal 2025. The majority of employees located in Danbury were given the option to relocate to the new locations. As a result of this plan, the Company expects a number of employees to not relocate resulting in their termination. The employees were notified of the closure during the first quarter of fiscal 2022, but were not communicated about their termination and related severance and benefits until the third quarter of fiscal 2022. The Company is recording severance benefits pursuant to pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420) and the benefits will be expensed ratably over the required service period. As a result, the Company recorded $0.8 million of severance and benefits charges in the third quarter of fiscal 2022. The Company estimates that total severance and benefits charges, including retention, will be approximately $7.0 million.

(7) Borrowings and Credit Arrangements

The Company’s borrowings consisted of the following:

	June 25, 2022	September 25, 2021
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$7.5	$—
Securitization Program	—	248.5
Other	—	64.5
Total current debt obligations	$7.5	$313.0
Long-term debt obligations, net of debt discount and issuance costs:
Term Loan	1,482.6	1,382.3
2028 Senior Notes	395.9	395.4
2029 Senior Notes	936.1	934.5
Total long-term debt obligations	$2,814.6	$2,712.2
Total debt obligations	$2,822.1	$3,025.2

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

The Applicable Rate in regards to the Base Rate, the Eurocurrency Rate, the Alternative Currency Daily Rate, the Alternative Currency Term Rate, and the LIBOR Daily Floating Rate is subject to change depending on the Total Net Leverage Ratio (as defined in the 2021 Credit Agreement). As of June 25, 2022, the interest rate under the 2021 Term Loan was 2.63% per annum.

The Company is also required to pay a quarterly commitment fee calculated on daily basis equal to the Applicable Rate as of such day multiplied by the undrawn committed amount available under the 2021 Revolver (taking into account any outstanding amounts under the LC Sublimit). As of June 25, 2022, this commitment fee was 0.15% per annum.

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

The Company is required to make scheduled principal payments under the 2021 Term Loan in increasing amounts ranging from $3.75 million per three-month period commencing with the three-month period ending on December 29, 2022 to $18.75 million per three-month period commencing with the three month period ending on December 26, 2025. The remaining balance of $1.335 billion (or such lesser aggregate principal amount of Term Loans then outstanding) on the 2021 Term Loan and any amounts outstanding under the 2021 Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the 2021 Credit Agreement, the Company is required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances (excluding permitted debt) and insurance recoveries (subject to certain reinvestment rights). Certain of the mandatory prepayments are subject to reduction or elimination if certain financial covenants are met. These mandatory prepayments are required to be applied by the Company, first to the 2021 Term Loan, second to any outstanding amount under any Swing Line Loans, third to the 2021 Revolver, fourth to prepay any outstanding reimbursement obligations with respect to letters of credit and fifth to cash collateralize such letters of credit. Subject to certain limitations, the Company may voluntarily prepay any of the 2021 Credit Facilities without premium or penalty. As of June 25, 2022, the outstanding principal balance of the 2021 Term Loan was $1.5 billion, and there were no amounts outstanding under the 2021 Revolver.

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

The Company evaluated the 2021 Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified embedded derivatives that required bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives were a default provision, which could require additional interest payments, and a provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company determined that the fair value of these embedded derivatives was immaterial as of June 25, 2022.

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

Interest expense, weighted average interest rates, and the interest rate at the end of period under the 2021 and 2018 Credit Agreements were as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Interest expense	$7.8	$5.1	$18.8	$17.0
Weighted average interest rate	1.67%	1.10%	1.30%	1.15%
Interest rate at end of period	2.63%	1.09%	2.63%	1.09%

The 2021 Credit Agreement contains two financial covenants; a total leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter. These terms, and calculations thereof, are defined in further detail in the 2021 Credit Agreement. As of June 25, 2022, the Company was in compliance with these covenants.

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

2028 Senior Notes

As of June 25, 2022, the Company had Senior Notes due 2028 outstanding in the aggregate principal balance of $400 million. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries and mature on February 1, 2028.

2029 Senior Notes

As of June 25, 2022, the Company had 2029 Senior Notes due 2029 outstanding in the aggregate principal balance of $950 million. The 2029 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries and mature on February 15, 2029.

Interest expense for the 2029 Senior Notes, 2028 Senior Notes and 2025 Senior Notes was as follows:

		Three Months Ended		Nine Months Ended
	Interest Rate	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
2025 Senior Notes	4.375%	$—	$—	$—	$2.3
2028 Senior Notes	4.625%	4.8	4.8	14.4	14.4
2029 Senior Notes	3.250%	8.2	8.2	24.6	24.5
Total		$13.0	$13.0	$39.0	$41.2

Accounts Receivable Securitization Program

During April 2022, the Company repaid the outstanding balance of $248.5 million under the accounts receivable securitization program (the "Securitization Program"). On June 10, 2022, the Company amended the Credit and Security agreement with lenders, temporarily suspending the ability to borrow and the need to comply with covenants for up to a year. As of June 25, 2022, the Company did not have any borrowings under this program.

Other

Other represents debt acquired in the Mobidiag acquisition, which was primarily with the European Investment Bank ("EIB"). Multiple tranches were withdrawn under the agreement and were primarily used to fund research and development projects and expansion efforts. The debt agreement contained change-in-control provisions allowing the EIB to call the debt at any time after a change-in-control, which occurred as a result of Hologic acquiring Mobidiag. The tranches withdrawn under this agreement had interest rates ranging from 6.0% to 7.0%. The debt agreement included additional payments to the EIB based on revenues generated by products developed under the funding as well as prepayment penalties. During the first quarter of fiscal 2022, the Company paid off the outstanding debt obligation of $63.7 million, and the debt agreement with the EIB was terminated.

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

The following is a rollforward of the allowance for credit losses as of June 25, 2022 compared to June 26, 2021:

	Balance at Beginning of Period	Credit Loss	Write- offs and Payments	Balance at End of Period
Nine Months Ended
June 25, 2022	$40.5	$4.4	$(3.9)	$41.0
June 26, 2021	$31.6	$11.6	$(3.4)	$39.8

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

In fiscal 2019, in order to hedge a portion of its variable rate debt, the Company entered into an interest rate swap contract with an effective date of December 23, 2020 and a termination date of December 17, 2023. The notional amount of this swap is $1.0 billion. The interest rate swap effectively fixes the LIBOR component of the variable interest rate on $1.0 billion of the notional amount under the 2021 Credit Agreement at 1.23%. The critical terms of the interest rate swap are designed to mirror the terms of the Company’s LIBOR-based borrowings under its credit agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the LIBOR-based interest payments on $1.0 billion of principal. Therefore, changes in the fair value of the swap are recorded in AOCI. The fair value of this derivative was in an asset position of $28.6 million as of June 25, 2022.

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

Realized and unrealized gains and losses from these contracts, which were the only derivative contracts not designated for hedge accounting, for the three and nine months ended June 25, 2022 and June 26, 2021, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Amount of realized gain (loss) recognized in income
Forward foreign currency contracts	$19.6	$(7.0)	$42.4	$(6.5)
Foreign currency option contracts	—	(1.4)	—	(4.4)
	$19.6	$(8.4)	$42.4	$(10.9)
Amount of unrealized gain (loss) recognized in income
Forward foreign currency contracts	$2.5	$1.5	$9.2	$(2.0)
Foreign currency option contracts	—	0.4	—	(5.5)
	$2.5	$1.9	$9.2	$(7.5)
Amount of gain (loss) recognized in income
Total	$22.1	$(6.5)	$51.6	$(18.4)

As of June 25, 2022, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and are used to hedge fluctuations in the U.S. dollar of certain of the Company's cash balances denominated in the Euro and UK pound, as well as forecasted transactions denominated in the Euro, UK Pound, Australian Dollar, Canadian Dollar, Chinese Yuan and Japanese Yen with an aggregate notional amount of $330.2 million.

Financial Instrument Presentation

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of June 25, 2022:

	Balance Sheet Location	June 25, 2022	September 25, 2021
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contract	Prepaid expenses and other current assets	$19.0	$—
Interest rate swap contract	Other assets	9.6	—
		$28.6	$—

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$10.3	$1.7
		$10.3	$1.7

Liabilities:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contract	Accrued expenses	$—	$11.1
Interest rate swap contract	Other long-term liabilities	—	7.6
Total		$—	$18.7
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$—	$0.6

The following table presents the unrealized gain (loss) recognized in AOCI related to the interest rate caps and interest rate swap for the following reporting periods:

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Amount of gain (loss) recognized in other comprehensive income, net of taxes:
Interest rate swap	$8.4	$3.0	$35.7	$8.2
Interest rate cap agreements	—	—	—	(0.2)
Total	$8.4	$3.0	$35.7	$8.0

(10) Commitments and Contingencies

Litigation and Related Matters

On November 6, 2015, the Company filed a suit against Minerva Surgical, Inc. (“Minerva”) in the United States District Court for the District of Delaware, alleging that Minerva’s endometrial ablation device infringes U.S. Patent 6,872,183 (the '183 patent), U.S. Patent 8,998,898 and U.S. Patent 9,095,348 (the '348 patent). On January 25, 2016, the Company amended the complaint to include claims against Minerva for unfair competition, deceptive trade practices and tortious interference with business relationships. On February 5, 2016, the Company filed a second amended complaint to additionally allege that Minerva’s endometrial ablation device infringes U.S. Patent 9,247,989 (the '989 patent). On March 4, 2016, Minerva filed an answer and counterclaims against the Company, seeking declaratory judgment on the Company’s claims and asserting claims against the Company for unfair competition, deceptive trade practices, interference with contractual relationships, breach of contract and trade libel. On June 2, 2016, the Court denied the Company’s motion for a preliminary injunction on its patent claims and denied Minerva’s request for preliminary injunction related to the Company’s alleged false and deceptive statements regarding the Minerva product. On June 28, 2018, the Court granted the Company's summary judgment motions on infringement and no invalidity with respect to the ‘183 and ‘348 patents. The Court also granted the Company’s motion for summary judgment on assignor estoppel, which bars Minerva’s invalidity defenses. The Court also denied all of Minerva’s defenses, including its motions for summary judgment on invalidity, non-infringement, no willfulness, and no unfair competition. On July 27, 2018, after a two-week trial, a jury returned a verdict that: (1) awarded the Company $4.8 million in damages for Minerva’s infringement; (2) found that Minerva’s infringement was not willful; and (3) found for the Company regarding Minerva’s counterclaims. Damages continued to accrue as Minerva continues its infringing conduct. On May 2, 2019, the Court issued rulings that denied the parties' post-trial motions, including the Company's motion for a permanent injunction seeking to prohibit Minerva from selling infringing devices. Both parties appealed the Court's rulings regarding the post-trial motions. On March 4, 2016, Minerva filed two petitions at the United States Patent and Trademark Office ("USPTO") for inter partes review of the '348 patent. On September 12, 2016, the Patent Trial and Appeal Board of the USPTO (“PTAB") declined both petitions to review patentability of the '348 patent. On April 11, 2016, Minerva filed a petition for inter partes review of the '183 patent. On October 6, 2016, the PTAB granted the petition and instituted a review of the '183 patent. On December 15, 2017, the PTAB issued a final written decision invalidating all claims of the ‘183 patent. On February 9, 2018, the Company appealed this decision to the United States Court of Appeals for the Federal Circuit ("Court of Appeals"). On April 19, 2019, the Court of Appeals affirmed the PTAB's final written decision regarding the '183 patent. On July 16, 2019, the Court of Appeals denied the Company’s petition for rehearing in the appeal regarding the '183 patent. On April 22, 2020, the Court of Appeals affirmed the district court’s summary judgment ruling in favor of the Company of no invalidity and infringement, and summary judgment that assignor estoppel bars Minerva from challenging the validity of the ‘348 patent. The Court of Appeals also denied the Company’s motion for a permanent injunction and ongoing royalties for infringement of the ‘183 patent. The Court of Appeals denied Minerva’s arguments for no damages or, alternatively, a new trial. On May 22, 2020 both parties petitioned for en banc review of the Court of Appeals decision. On July 22, 2020, the Court of Appeals denied both parties' petitions for en banc review. On August 28, 2020, the district court entered final judgment against Minerva but stayed execution pending resolution of Minerva’s petition for Supreme Court review. On September 30, 2020, Minerva filed a petition requesting Supreme Court review on the issue of assignor estoppel. On November 5, 2020, the Company filed a cross-petition requesting Supreme Court review on the issue of assignor estoppel. On January 8, 2021, the Supreme Court granted Minerva’s petition to address the issue of assignor estoppel and denied the Company's petition. Oral argument before the Supreme Court was held on April 21, 2021. On June 29, 2021, the Supreme Court ruled 5-4 to uphold the assignor estoppel but limited its application to situations in which an assignor’s claim of invalidity contradicts a prior representation the assignor made in assigning the patent. The Court also vacated the ruling of the Court of Appeals and remanded the case for further proceedings consistent with its opinion. An oral argument before the Court of Appeals was held January 27, 2022 and the parties are awaiting a decision.

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

In connection with the 2019 divestiture of its Medical Aesthetics business, the Company agreed to indemnify Clayton Dubilier & Rice for certain legal matters that existed at the date of disposition. This included payment of an $8.5 million settlement in resolution of a 2016 complaint filed by ARcare, Inc. against Cynosure, Inc., alleging violations of the Telephone Consumer Protection Act. Following court approval on June 6, 2022, the Company made a final payment of $8.5 million, which was previously accrued, on behalf of Cynosure, Inc. to close out its indemnification obligation on the matter. There are currently no further accruals related to the Company’s indemnification obligations under the Medical Aesthetic business divestiture agreements.

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

(11) Net Income Per Share

A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Basic weighted average common shares outstanding	250,756	256,230	251,943	257,769
Weighted average common stock equivalents from assumed exercise of stock options and issuance of restricted stock units	2,337	2,351	2,330	2,602
Diluted weighted average common shares outstanding	253,093	258,581	254,273	260,371
Weighted-average anti-dilutive shares related to:
Outstanding stock options and restricted stock units	1,066	653	1,021	515

(12) Stock-Based Compensation

The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Cost of revenues	$2.2	$1.9	$7.1	$6.4
Research and development	1.8	1.4	7.3	6.2
Selling and marketing	2.6	2.3	8.0	7.7
General and administrative	8.7	8.9	29.4	29.8
Restructuring	—	0.9	—	0.9
	$15.3	$15.4	$51.8	$51.0

The Company granted options to purchase 0.7 million and 0.6 million shares of the Company's common stock during the nine months ended June 25, 2022 and June 26, 2021, respectively, with weighted-average exercise prices of $71.12 and $68.62, respectively. There were 4.4 million options outstanding at June 25, 2022 with a weighted-average exercise price of $48.49.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Risk-free interest rate	1.1%	0.4%	1.1%	0.4%
Expected volatility	34.2%	35.0%	34.2%	35.0%
Expected life (in years)	4.8	4.8	4.8	4.8
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$21.48	$19.17	$21.03	$20.07

The Company granted 0.6 million and 0.5 million restricted stock units ("RSUs") during the nine months ended June 25, 2022 and June 26, 2021, respectively, with weighted-average grant date fair values of $71.18 and $68.45 per unit, respectively. In addition, the Company granted 0.1 million and 0.1 million performance stock units ("PSUs") during the nine months ended June 25, 2022 and June 26, 2021, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $71.16 and $68.51 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company also granted 0.1 million and 0.1 million of PSUs based on a three-year cumulative free cash flow measure ("FCF PSUs") to its senior management team, which had a grant date fair value of $71.16 and $68.51 per unit during the nine months ended June 25, 2022 and June 26, 2021, respectively. Each recipient of FCF PSUs is eligible to receive between zero and 200% of the target number of shares of the Company's common stock at the end of the three-year measurement period. The PSUs and FCF PSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million and 0.1 million market-based awards ("MSUs") to its senior management team during the nine months ended June 25, 2022 and June 26, 2021, respectively. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $75.43 and $82.31 per share using the Monte Carlo simulation model in fiscal 2022 and 2021, respectively. The MSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense for the MSUs ratably over the service period. At June 25, 2022, there was 1.7 million in aggregate unvested RSUs, PSUs, FCF PSUs and MSUs outstanding.

At June 25, 2022, there was $18.4 million and $67.4 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, PSUs, FCF PSUs and MSUs), respectively, to be recognized over a weighted-average period of 2.3 and 2.0 years, respectively.

(13) Other Balance Sheet Information

	June 25, 2022	September 25, 2021
Inventories
Raw materials	$228.9	$163.3
Work-in-process	59.5	53.0
Finished goods	292.8	284.9
	$581.2	$501.2

Property, plant and equipment
Equipment	$414.7	$467.1
Equipment under customer usage agreements	492.5	484.6
Building and improvements	196.2	191.2
Leasehold improvements	51.0	49.7
Land	41.1	41.3
Furniture and fixtures	17.5	16.8
Finance lease right of use asset	8.2	9.9
	$1,221.2	$1,260.6
Less – accumulated depreciation and amortization	(731.1)	(695.9)
	$490.1	$564.7

In September 2020 and October 2020, the Company received grants of $7.6 million and $119.3 million, respectively, from the Department of Defense Joint Acquisition Task Force ("DOD") to expand production capacity for the Company's two SARS-CoV-2 assays. These grants are specifically to fund capital equipment and labor investments to increase manufacturing capacity to enable the Company to provide a certain amount of COVID-19 tests per month for the U.S. market. The Company is accounting for the funds received under these grants as a reimbursement of the purchased capital equipment. The Company procures and pays for the capital equipment and necessary resources to build out its facility and construct the manufacturing lines to meet the requirements specified in the grant agreement. Subsequent to the Company paying for the capital equipment, the DOD will reimburse the Company upon it meeting certain requirements. However, the DOD retains title to assets purchased under the agreement, and title is transferred to the Company upon meeting certain milestones of the manufacturing efforts and obtaining approval from the DOD that the respective milestone has been met. As of June 25, 2022, the Company had $20.5 million of capital equipment that was awaiting approval from the DOD pending completion of the defined milestones. During the current three and nine month periods, the Company received $16.2 million and $75.0 million, respectively, from the DOD, which has been recorded as a reduction of the cost basis of the purchased equipment. During the year ended September 25, 2021, the Company received $21.2 million from the DOD under these grants. Payments under these grants are subject to satisfaction of the conditions of the grants, including applicable governmental appropriations.

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

Identifiable assets for the reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three and nine months ended June 25, 2022 and June 26, 2021. Segment information is as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Total revenues:
Diagnostics	$560.1	$665.5	$2,497.6	$2,858.2
Breast Health	282.8	349.0	952.7	1,018.0
GYN Surgical	138.1	127.9	389.6	366.2
Skeletal Health	21.7	25.9	69.7	73.3
	$1,002.7	$1,168.3	$3,909.6	$4,315.7
Income (loss) from operations:
Diagnostics	$175.0	$260.1	$1,247.4	$1,745.1
Breast Health	32.0	81.0	163.1	235.1
GYN Surgical	60.1	18.2	92.4	60.5
Skeletal Health	(3.2)	(0.7)	(3.6)	0.1
	$263.9	$358.6	$1,499.3	$2,040.8
Depreciation and amortization:
Diagnostics	$67.8	$63.9	$205.4	$179.4
Breast Health	16.9	13.6	45.5	39.7
GYN Surgical	24.7	23.2	72.1	69.5
Skeletal Health	0.2	0.2	0.5	0.5
	$109.6	$100.9	$323.5	$289.1
Capital expenditures:
Diagnostics	$19.8	$35.7	$77.3	$113.2
Breast Health	2.2	4.5	9.2	10.1
GYN Surgical	2.8	3.0	6.9	9.5
Skeletal Health	0.1	0.2	0.3	0.2
Corporate	0.8	—	1.9	1.0
	$25.7	$43.4	$95.6	$134.0

	June 25, 2022	September 25, 2021
Identifiable assets:
Diagnostics	$3,029.8	$3,348.8
Breast Health	1,244.0	1,233.9
GYN Surgical	1,488.2	1,369.7
Skeletal Health	25.8	31.9
Corporate	3,569.6	2,935.6
	$9,357.4	$8,919.9

The Company had no customers that represented greater than 10% of consolidated revenues during the three and nine months ended June 25, 2022 and June 26, 2021.

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

Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
United States	73.3%	64.2%	70.1%	68.4%
Europe	16.4%	24.7%	19.2%	22.3%
Asia-Pacific	7.1%	7.7%	7.7%	6.2%
Rest of World	3.2%	3.4%	3.0%	3.1%
	100.0%	100.0%	100.0%	100.0%

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

The Company’s effective tax rates for the three and nine months ended June 25, 2022 were 8.1% and 18.1%, respectively, compared to 20.6% and 21.0%, respectively, for the corresponding periods in the prior year.

The effective tax rates for the three and nine months ended June 25, 2022 were lower than the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income, reserve releases resulting from statute of limitations expirations, and the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, partially offset by state income taxes.

The effective tax rate for the three months ended June 26, 2021 was lower than the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income, the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits, partially offset by state income taxes. The effective tax rate for the nine months ended June 26, 2021 was equal to the U.S. statutory tax rate as the impact of the U.S. deduction for foreign derived intangible income and the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, was offset by state income taxes.

Through the third quarter of fiscal 2022, the Company received $422.6 million in refunds related to federal and state carryback claims, including interest.

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

In January 2022, the Company settled a state non-income tax audit for fiscal years 2016-2017 for $5.4 million, which was previously accrued. In the third quarter of fiscal 2022, the Company reversed $5.2 million in non-income tax reserves related to tax credits received for research and development expenditures for calendar years 2018-2020 as a result of a foreign non-income tax audit settlement finalized in July 2022.

(16) Intangible Assets

Intangible assets consisted of the following:

Description	As of June 25, 2022		As of September 25, 2021
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,605.7	$3,389.8	$4,597.7	$3,184.2
In-process research and development	64.5	—	71.6	—
Customer relationships	607.9	530.9	591.7	510.1
Trade names	267.1	200.0	268.1	191.8
Non-competition agreements	1.4	1.4	1.5	1.5
Business licenses	2.4	2.4	2.5	2.5
Total acquired intangible assets	$5,549.0	$4,124.5	$5,533.1	$3,890.1

Internal-use software	23.6	17.5	23.5	17.2
Capitalized software embedded in products	26.1	20.2	25.5	15.6
Total intangible assets	$5,598.7	$4,162.2	$5,582.1	$3,922.9

The estimated remaining amortization expense of the Company's acquired intangible assets as of June 25, 2022 for each of the five succeeding fiscal years was as follows:

Remainder of Fiscal 2022	$86.2
Fiscal 2023	$236.6
Fiscal 2024	$227.6
Fiscal 2025	$213.1
Fiscal 2026	$178.8

(17) Product Warranties

Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Acquired	Settlements/ Adjustments	Balance at End of Period
Nine Months Ended:
June 25, 2022	$8.8	$5.1	$—	$(5.3)	$8.6
June 26, 2021	$9.9	$6.1	$0.3	$(6.7)	$9.6

(18) Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated balances of other comprehensive loss for the periods presented:

	Three Months Ended June 25, 2022				Nine Months Ended June 25, 2022
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total
Beginning Balance	$(115.4)	$(1.3)	$12.6	$(104.1)	$(43.1)	$(1.3)	$(14.7)	$(59.1)
Other comprehensive income (loss) before reclassifications	(52.0)	—	8.4	(43.6)	(124.3)	—	35.7	(88.6)
Ending Balance	$(167.4)	$(1.3)	$21.0	$(147.7)	$(167.4)	$(1.3)	$21.0	$(147.7)

	Three Months Ended June 26, 2021				Nine Months Ended June 26, 2021
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Hedged Interest Rate Swaps	Total
Beginning Balance	$(14.5)	$(1.8)	$(19.5)	$(35.8)	$(22.9)	$(1.8)	$(0.9)	$(24.1)	$(49.7)
Other comprehensive income (loss) before reclassifications	(9.4)	—	3.0	(6.4)	(1.0)	—	0.4	7.6	7.0
Amounts reclassified to statement of income	—	—	—	—	—	—	0.5	—	0.5
Ending Balance	$(23.9)	$(1.8)	$(16.5)	$(42.2)	$(23.9)	$(1.8)	$—	$(16.5)	$(42.2)

(19) Share Repurchase

On December 9, 2020, the Company's Board of Directors authorized a new five-year share repurchase plan to repurchase up to $1.0 billion of the Company's outstanding common stock. The prior plan was terminated in connection with this new authorization. During the nine month ended June 25, 2022, the Company repurchased 5.2 million shares of its common stock for total consideration of $367.0 million. There were no share repurchases in the third quarter of fiscal 2022. As of June 25, 2022, $324.7 million remained available under this authorization.

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

In January 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The FASB issued this Update as optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. This update will provide optional expedients and exceptions for applying GAAP to only contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. For entities that have adopted the amendments in Update 2020-04, the updated guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted ASU 2020-04 in the first quarter of fiscal 2022, which did not have a material impact on the Company's consolidated financial position and results of operations.

In January 2021, FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) Scope. The FASB issued this Update in response to stakeholder concerns about potential diversity in practice. The FASB decided to clarify the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. This update provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to only contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. For entities that have adopted the amendments in Update 2021-01, the updated guidance is effective for all entities immediately as of January 2021. The Company adopted ASU 2021-01 in the first quarter of fiscal 2022, which did not have a material impact on the Company's consolidated financial position and results of operations.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Some of the statements contained in this report and documents incorporated by reference herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements regarding:

•the ongoing and possible future effects of the global COVID-19 pandemic, the war in Ukraine and other economic disruptions, including U.S. and global recession concerns, on our business, financial condition, results of operations and cash flows, and our ability to draw down our revolver;
•the ongoing and possible future effects of supply chain constraints and inflation;
•the ongoing and possible future effects of the economic uncertainties and disruptions on our customers and suppliers;
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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” "intends," “anticipates,” “believes,” “estimates,” “projects,” “predicts,” "likely," "future," "strategy." “potential,” "seeks," "goal" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including the "Risk Factors" set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 25, 2021 or any other of our subsequently filed reports. We qualify all of our forward-looking statements by these cautionary statements.

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

Through our Diagnostics segment, we offer a wide range of diagnostics products, which are used primarily to aid in the screening and diagnosis of human diseases. Our primary Diagnostics products include our molecular diagnostic assays, which run on our advanced instrumentation systems (Panther, Panther Fusion, and Tigris), our ThinPrep cytology system, and the Rapid Fetal Fibronectin Test. Our Aptima family of molecular diagnostic assays is used to detect, among other things, the infectious microorganisms that cause the common sexually transmitted diseases, or STDs, such as: chlamydia and gonorrhea, or CTGC; certain high-risk strains of human papillomavirus, or HPV; Trichomonas vaginalis, the parasite that causes trichomoniasis; Mycoplasma genitalium; and Herpes simplex viruses 1 and 2. We also offer viral load tests for HIV, Hepatitis C and Hepatitis B for use on our Panther instrument system. In addition, we offer bacterial vaginosis and candida vaginitis assays for the diagnosis of vaginitis, a common and complex ailment affecting millions of women a year. Our assay portfolio also includes diagnostic tests for a range of acute respiratory infections, including SARS-CoV-2, various strains of influenza and parainfluenza, and respiratory syncytial virus that are run on the Panther Fusion system, a field upgradeable instrument addition to the base Panther system. In response to the COVID-19 pandemic, we developed and launched the Aptima SARS-CoV-2 assay (which runs on our standard Panther system) and the Panther Fusion SARS-CoV-2 assay (which runs on our Panther Fusion system). The Panther Fusion SARS-CoV-2 assay and the Aptima SARS-CoV-2 assay were launched at the end of our second quarter and in the third quarter of fiscal 2020, respectively. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth. We also generate service revenues from our CLIA-certified laboratory for testing related to breast cancer and all metastatic cancers.

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

Supply Chain Considerations

The current worldwide supply chain shortages and constraints are impacting our ability to obtain certain critical raw materials and components used primarily in our Breast Health capital equipment products. The supply chain shortages and disruptions primarily affecting our Breast Health manufacturing lines are related to electronic components, primarily semiconductor chips. We are dependent on a small number of semiconductor manufacturers and their allocation of chips to us. Based on our current understanding of their allocation of chips to us for the remainder of fiscal 2022, if such allocation does not increase or we are not able to obtain alternative sources of chips, we believe we will not be able to manufacture sufficient quantities of our capital equipment products, primarily 3D Dimension systems, Trident specimen radiography systems, Affirm Prone biopsy systems and Brevera systems to meet customer demand. As a result, if we are unable to obtain sufficient quantities of chips, sales of these products will decline further in the fourth quarter of fiscal 2022 as compared to the prior year period. Since we expect manufacturing of these products to decline below normal manufacturing capacity, we are anticipating an increase in unfavorable manufacturing variances. In addition, the prices of raw materials and components, as well as freight, have been rising and continued supply chain shortages could increase the costs further. These factors may result in a lower gross margin for Breast Health in the fourth quarter of fiscal 2022 for our affected products. Our procurement team has and will continue to expend significant time and resources to try to secure sufficient quantities to meet demand.

Trademark Notice

Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 3Dimensions, 3D Mammography, Acessa, Acessa ProVu, Affirm, Affirm Prone, Amplidiag, Aptima, ATEC, Biotheranostics, Brevera, CoolSeal, Diagenode, Eviva, Fluent, Fluoroscan, Genius 3D, Genius 3D Mammography, Hologic, Horizon DXA, Insight, JustRight, Mobidiag, MyoSure, Novodiag, NovaSure, NXC Imaging, Panther, Panther Fusion, Rapid fFN, Selenia, Selenia Dimensions, Somatex, SuperSonic Imagine, ThinPrep, Tigris, Trident, and Tumark.

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

Mobidiag

On June 17, 2021, we completed the acquisition of Mobidiag Oy, or Mobidiag, for a purchase price of $729.6 million. Mobidiag, located in Finland, manufactures molecular diagnostic solutions for gastrointestinal infections, antimicrobial resistance management and other infections. Based on our valuation, we allocated $399.9 million of the purchase price to the value of intangible assets and $427.7 million to goodwill. This acquisition expands our molecular diagnostics portfolio into the near-patient testing market. Mobidiag's results of operations are reported in our Diagnostics segment.

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

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in millions.

Product Revenues

	Three Months Ended						Nine Months Ended
	June 25, 2022		June 26, 2021		Change		June 25, 2022		June 26, 2021		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$534.3	53.3%	$637.3	54.6%	$(103.0)	(16.2)%	$2,428.5	62.1%	$2,793.9	64.7%	$(365.4)	(13.1)%
Breast Health	149.9	15.0%	211.7	18.1%	(61.8)	(29.2)%	543.3	13.9%	617.7	14.3%	(74.4)	(12.0)%
GYN Surgical	137.7	13.7%	127.4	10.9%	10.3	8.1%	388.7	9.9%	365.2	8.5%	23.5	6.4%
Skeletal Health	15.2	1.5%	18.8	1.6%	(3.6)	(19.1)%	48.2	1.2%	52.6	1.2%	(4.4)	(8.4)%
	$837.1	83.5%	$995.2	85.2%	$(158.1)	(15.9)%	$3,408.7	87.1%	$3,829.4	88.7%	$(420.7)	(11.0)%
We had a decrease in product revenues in both the current three and nine month periods of 15.9% and 11.0%, respectively, compared to the corresponding periods in the prior year. This was primarily due to the decrease in revenues in the Diagnostics business as COVID-19 assay sales were lower, a decrease in Breast Health revenue primarily due to supply chain constraints, and to a lesser extent the negative effect from the unfavorable foreign currency exchange impact of the strengthened U.S dollar against a number of currencies.

Diagnostics product revenues decreased $103.0 million and $365.4 million, or 16.2% and 13.1%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a decrease in Molecular Diagnostics of $98.7 million and $360.4 million, respectively, a decrease in Blood Screening of $4.1 million and $8.8 million, respectively, and a decrease in Cytology & Perinatal revenue in the current three month period of $0.2 million. Cytology & Perinatal revenue increased $3.9 million in the current nine month period compared to the corresponding prior year period. Molecular Diagnostics product revenue was $412.4 million and $2,050.1 million, respectively, in the current three and nine month periods compared to $511.1 million and $2,410.6 million in the corresponding periods in the prior year. The decrease was primarily attributable to a decrease of $118.3 million and $436.4 million, respectively, in sales from our two SARS-CoV-2 assays due to lower volumes, which we primarily attribute to lower demand from an improvement in the COVID-19 pandemic and to a lesser extent the impact of at-home testing alternatives and lower average selling prices in international markets compared to the prior year. We also had a decrease in the sale of our Panther and Panther Fusion instruments in the current year periods compared to the prior year periods. These decreases were partially offset by an increase in sales of $10.3 million and $49.9 million in the current three and nine month periods, respectively, for our Aptima assays and STD collection kits (exclusive of our Aptima SARS-CoV-2 assays), which primarily consisted of our CTGC, Bacterial Vaginosis, and CV Candida assays, on a worldwide basis as volumes increased, partially offset by lower HPV assay volumes and a decrease in average selling prices partially driven by geographic mix. In addition, we had an increase from our Quant Viral assays and Fusion respiratory assays as well as an increase of $26.5 million in the current nine month period from our Mobidiag and Diagenode acquisitions. We also experienced a decrease in revenue from international sales denominated in foreign currencies from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.

Breast Health product revenues decreased $61.8 million and $74.4 million, or 29.2% and 12.0%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a decrease in volumes of our digital mammography systems, primarily 3D Dimensions systems, related software and workflow products, and Affirm biopsy systems. The decrease in volume was driven by supply chain constraints related to electronic components, primarily semiconductor chips, that impacted our ability to manufacture sufficient quantities to meet customer demand, which was partially offset by an increase in average selling prices. Partially offsetting the decrease in the current three and nine month periods, we had an increase in sales of our interventional breast solutions products, primarily driven by ATEC and Brevera disposables, and Eviva disposables in the current three month period. We also experienced a decrease in revenue from international sales denominated in foreign currencies from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.

GYN Surgical product revenues increased $10.3 million and $23.5 million, or 8.1% and 6.4%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to increases in the sales volume of our Fluent Fluid Management products, MyoSure system sales, CoolSeal vessel sealers acquired in the Bolder acquisition, and Acessa ProVu systems. These increases were partially offset by decreases in NovaSure system sales in the current three and nine month periods compared to the corresponding periods in the prior year. We also experienced a decrease in revenue from international sales denominated in foreign currencies from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.

Skeletal Health product revenues decreased $3.6 million and $4.4 million, or 19.1% and 8.4%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a decrease in sales volume of our Horizon DXA systems and Insight FD Fluoroscan systems and to a lesser extent a decrease in average selling prices of the Insight FD systems in the current nine month period, partially offset by a slight increase in average selling prices of our Horizon DXA systems in the current three month period. The sales volume decrease is largely associated with supply chain constraints. We also experienced a decrease in revenue from international sales denominated in foreign currencies from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.

Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
United States	71.3%	61.7%	68.2%	67.4%
Europe	17.8%	26.4%	20.6%	23.0%
Asia-Pacific	7.5%	8.1%	8.0%	6.3%
Rest of World	3.4%	3.8%	3.2%	3.3%
	100.0%	100.0%	100.0%	100.0%

In the current three month period compared to the corresponding period in the prior year, the percentage of product revenue derived from the U.S. increased while Europe and Asia-Pacific decreased, which we primarily attributed to an increase in the U.S. for Aptima, Fusion, Quant Viral, and SARS-CoV-2 assay volumes, and a decrease in SARS-CoV-2 assay volume in both Europe and Asia-Pacific as Covid surges in Europe and Japan receded. Additionally, product revenue decreased in China due to an uptick in Covid resulting in city-wide shutdowns. These decreases were partially offset by an increase in respiratory assay revenue primarily due to the onset of an early flu season in Australia. In the current nine month period compared to the corresponding period in the prior year, the percentage of product revenue derived from the U.S. and Asia-Pacific increased while Europe decreased, which we primarily attributed to an increase in SARS-CoV-2 assay volume in Australia, New Zealand and North Asia and an increase in volume in ThinPrep and HPV in China, as well as a consistent decline in SARS-CoV-2 assay volume in both Europe and the U.S. partially offset by a greater increase in our domestic Surgical business compared to Europe. In addition, the strengthening of the U.S. Dollar against a number of currencies contributed to the increase in the percentage of revenue derived from the U.S. compared to revenue derived from the other geographic regions.

Service and Other Revenues

	Three Months Ended						Nine Months Ended
	June 25, 2022		June 26, 2021		Change		June 25, 2022		June 26, 2021		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$165.6	16.5%	$173.1	14.8%	$(7.5)	(4.3)%	$500.9	12.8%	$486.3	11.3%	$14.6	3.0%

Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing service, installation, and repair of our products. The majority of these revenues are generated within our Breast Health segment. The decrease in service and other revenue in the current three month period compared to the corresponding period in the prior year was primarily due to a decrease in installation and training services that are provided with capital product sales as a result of lower unit sales in the current quarter. The increase in service and other revenue in the current nine month period compared to the corresponding period in the prior year was primarily due to an increase in Breast Health service contract revenue as the Breast Health business continued to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period, as well as additions from our distributor acquisitions. In our Diagnostics business, lab testing revenue from the inclusion of our Biotheranostics acquisition in the second quarter of fiscal 2021, increased $5.7 million and $33.4 million, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year. This was offset by a decrease in royalty revenue in the current three and nine month periods of $9.8 million and $33.6 million, respectively, from Grifols, S.A., or Grifols, related to licensing our intellectual property to our COVID-19 assays for their sale in Spain, as the contract expired in December 2021.

Cost of Product Revenues

	Three Months Ended						Nine Months Ended
	June 25, 2022		June 26, 2021		Change		June 25, 2022		June 26, 2021		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$266.3	31.8%	$303.9	30.5%	$(37.6)	(12.4)%	$907.0	26.6%	$889.1	23.2%	$17.9	2.0%
Amortization of Intangible Assets	75.9	9.1%	68.1	6.8%	7.8	11.5%	223.1	6.5%	194.2	5.1%	28.9	14.9%
Impairment of Intangible Assets	9.2	1.1%	—	—%	9.2	100.0%	9.2	0.3%	—	—%	9.2	100.0%
	$351.4	42.0%	$372.0	37.3%	$(20.6)	(5.5)%	$1,139.3	33.4%	$1,083.3	28.3%	$56.0	5.2%

Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 31.8% and 26.6% in the current three and nine month periods compared to 30.5% and 23.2% in the corresponding periods in the prior year, respectively. Cost of product revenues as a percentage of revenue increased in the current three and nine month periods primarily due to a decrease in sales of our SARS-CoV-2 assays, which have higher gross margins compared to our other diagnostic products, and comprised 20.7% and 37.5%, respectively, of total product revenue in the current three and nine month periods compared to 29.3% and 44.8%, respectively, in the corresponding periods in the prior year.

Diagnostics' product costs as a percentage of revenue increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to lower sales of our SARS-CoV-2 assays, a slight decline in average selling prices of certain assays, an increase in inventory reserves, higher field service costs for our expanded instrument installed base and higher freight charges internationally, partially offset by lower sales of instruments, which carry low margins.

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

GYN Surgical’s product costs as a percentage of revenue increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to product mix of higher volumes of lower margin products, mostly attributable to sales of our Fluent Fluid Management systems, Acessa ProVu systems and CoolSeal vessel sealers.

Skeletal Health’s product costs as a percentage of revenue increased in the current three and nine month periods compared to the corresponding periods in the prior year due to lower sales volume of our Horizon DXA systems and Insight FD Fluoroscan systems, and to a lesser extent a decrease in average selling prices of the Insight FD systems in the current nine month period, partially offset by a slight increase in average selling prices of our Horizon DXA systems in the current three month period.

Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense increased in the current quarter compared to the corresponding period in the prior year primarily due to intangible assets acquired in the Mobidiag and Bolder acquisitions as well as accelerated amortization related to shortening the life of an intangible asset acquired in the acquisition of SuperSonic Imagine SA, or SSI, partially offset by lower amortization of intangible assets acquired in the Cytyc acquisition which reduces over time. In the current nine month period, amortization was higher compared to the prior year period due to the factors noted in the current three month period as well as the inclusion of intangible assets in the Biotheranostics and Diagenode acquisitions.

Impairment of Intangible Assets. During the third quarter of fiscal 2022, we determined that two developed technology assets acquired in the Faxitron acquisition were impaired as a result of end of sale notifications for certain products. As a result, we recorded an impairment charge of $9.2 million.

Cost of Service and Other Revenues

	Three Months Ended						Nine Months Ended
	June 25, 2022		June 26, 2021		Change		June 25, 2022		June 26, 2021		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$101.5	61.3%	$94.7	54.7%	$6.8	7.2%	$287.6	57.4%	$264.7	54.4%	$22.9	8.7%

Service and other revenues gross margin decreased to 38.7% and 42.6%, respectively, in the current three and nine month periods compared to 45.3% and 45.6%, respectively, in the corresponding periods in the prior year. The decrease in the current year periods was primarily due to a decrease in Grifols royalty revenue from licensing of our intellectual property related to our COVID-19 assays for their sale in Spain, which has a high margin, as well as a decrease in installation and training services for Breast Health. This decrease is partially offset by the inclusion of lab testing revenue from Biotheranostics, which has higher margins than our legacy service business and an increase in Breast Health service contract revenue.

Operating Expenses

	Three Months Ended						Nine Months Ended
	June 25, 2022		June 26, 2021		Change		June 25, 2022		June 26, 2021		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$65.1	6.5%	$69.0	5.9%	$(3.9)	(5.7)%	$207.4	5.3%	$199.8	4.6%	$7.6	3.8%
Selling and marketing	152.3	15.2%	142.7	12.2%	9.6	6.7%	471.0	12.0%	402.2	9.3%	68.8	17.1%
General and administrative	91.9	9.2%	117.3	10.0%	(25.4)	(21.7)%	310.5	7.9%	297.7	6.9%	12.8	4.3%
Amortization of intangible assets	11.2	1.1%	10.4	0.9%	0.8	7.7%	33.2	0.9%	30.7	0.7%	2.5	8.1%
Contingent consideration - fair value adjustment	(35.4)	(3.5)%	—	—%	(35.4)	(100.0)%	(39.5)	(1.0)%	(10.1)	(0.2)%	(29.4)	291.1%
Restructuring and Divestiture charges	0.8	0.1%	3.6	0.3%	(2.8)	(77.8)%	0.8	—%	6.6	0.2%	(5.8)	(87.9)%
	$285.9	28.5%	$343.0	29.4%	$(57.1)	(16.6)%	$983.4	25.2%	$926.9	21.5%	$56.5	6.1%

Research and Development Expenses. Research and development expenses decreased 5.7% in the current three month period and increased 3.8% in the current nine month period compared to the corresponding periods in the prior year. The decrease in the current quarter is primarily due to a decrease in Breast Health due to a $5.2 million credit for the release of non-income tax reserves related to tax credits received for international research and development expenditures and lower project spend in Diagnostics and Surgical. Partially offsetting these decreases is the inclusion of incremental expenses from the Mobidiag and Bolder acquisitions in the aggregate of $6.3 million. The increase in the current nine month period compared to the corresponding period in the prior year is primarily due to the inclusion of incremental expenses from the Biotheranostics, Mobidiag, Diagenode and Bolder acquisitions in the aggregate of $25.3 million, partially offset by a $7.0 million charge in the corresponding period in the prior year related to the purchase of intellectual property, the release of the research and development tax credit reserve related to the SSI acquisition and lower project spend in Diagnostics and Surgical. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.

Selling and Marketing Expenses. Selling and marketing expenses increased 6.7% and 17.1% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year. The increase was primarily due to increased spend on marketing initiatives including our sponsorship of the Women's Tennis Association, the inclusion of incremental expenses from the Mobidiag and Bolder acquisitions of $2.2 million in the current three month period and in the current nine month period the inclusion of incremental expenses from the Biotheranostics, Diagenode, Mobidiag and Bolder acquisitions of $27.4 million as well as an increase in travel, meetings and trade shows that were lower in the prior year primarily due to canceled or curtailed events as a result of the COVID-19 pandemic. These increases were partially offset by a decrease in commissions in Breast Health due to lower revenues. In the current nine month period, we also had higher expenses from our Super Bowl commercial and grants supporting women's health.

General and Administrative Expenses. General and administrative expenses decreased 21.7% in the current three month period and increased 4.3% in the current nine month period compared to the corresponding periods in the prior year. The decrease in the current quarter is primarily due to lower acquisition and transaction costs of $13.6 million, lower expense from our deferred compensation plan due to the stock market decline, and a decrease in legal expenses, partially offset by the inclusion of incremental expenses from the Mobidiag and Bolder acquisitions of $2.1 million. The increase in the current nine month period compared to the corresponding period in the prior year is primarily due to an increase in charitable donations of $17.0 million the inclusion of incremental expenses from the Biotheranostics, Mobidiag, Diagenode, and Bolder acquisitions in the aggregate of $12.8 million, an increase in non-income tax charges, higher information systems infrastructure projects spend, an increase in tax and accounting projects and in the prior year nine month period we recorded a $3.5 million credit related to services provided under the transition services agreement with Cynosure. These increases were partially offset by a decrease in acquisition and transaction costs of $17.8 million, lower expense from our deferred compensation plan, a decrease in bad debt expense, and lower litigation and settlement costs.

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

Contingent Consideration Fair Value Adjustments. In connection with the acquisition of Acessa, we are obligated to make contingent earn-out payments. The payments are based on achieving incremental revenue growth over a three-year period ending annually in December of each of 2021, 2022, and 2023. As of the acquisition date for Acessa, we recorded a contingent consideration liability for the estimated fair value of the amount we expected to pay to the former shareholders of the acquired business. This liability is not contingent on future employment, and we recorded our estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, comparable company revenue growth rates, implied volatility and applying a risk adjusted discount rate. Increases or decreases in the fair value of contingent consideration liability can result from the passage of time, changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates. In the first quarter of fiscal 2022, we recorded a gain of $4.1 million based on actual amounts owed for the first earn-out period being lower than the amount accrued as of September 25, 2021. In the third quarter of fiscal 2022, we recorded a gain of $35.4 million primarily due to a reduction in forecasted revenues over the measurement period and to a lesser extent an increase in interest rates. For the prior nine month period we recorded a gain of $10.1 million to decrease the liability to its fair value. The reduction in fair value was primarily due to a decrease in forecasted revenues over the measurement period.

Interest Expense

	Three Months Ended				Nine Months Ended
	June 25, 2022	June 26, 2021	Change		June 25, 2022	June 26, 2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(22.7)	$(21.6)	$(1.1)	5.1%	$(71.0)	$(70.9)	$(0.1)	0.1%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense increased in the current three month period compared to the corresponding period in the prior year primarily due to an increase in LIBOR year over year, the basis for determining interest expense under our 2021 Credit Agreement, partially offset by lower interest rate swap expense. Interest expense increased in the current nine month period compared to the corresponding period in the prior year primarily due to an increase in the variable interest rate based on LIBOR under the 2021 Credit Agreement, interest expense related to debt assumed in the Mobidiag acquisition, higher interest rate swap expense, interest expense from our Securitization Program partially offset by lower debt refinancing costs of $4.0 million recorded as an expense in the prior year, and lower interest on our Senior Notes due to issuing our 2029 Senior Notes and paying off our 2025 Senior Notes in the prior year.

Debt Extinguishment Loss

	Three Months Ended				Nine Months Ended
	June 25, 2022	June 26, 2021	Change		June 25, 2022	June 26, 2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Debt Extinguishment Loss	$—	$—	$—	—%	$(0.7)	$(21.6)	$20.9	(96.8)%

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

Other Income, net

	Three Months Ended				Nine Months Ended
	June 25, 2022	June 26, 2021	Change		June 25, 2022	June 26, 2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income, net	$4.8	$0.1	$4.7	**	$13.6	$1.1	$12.5	**
**Percentage not meaningful

For the current three month period, this account primarily consisted of net foreign currency exchange gains of $11.4 million, primarily from settling hedging transactions, partially offset by a loss of $7.0 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market losses. For the third quarter of fiscal 2021, this account primarily consisted of a gain of $3.4 million on the cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains, partially offset by net foreign currency exchange losses of $3.9 million, primarily from the mark-to-market of outstanding forward foreign currency exchange and foreign currency option contracts.

For the current nine month period, this account primarily consisted of net foreign currency exchange gains of $24.1 million, primarily from settling hedging transactions, and a $2.4 million gain on life insurance proceeds as a result of the death of a former employee, partially offset by a loss of $9.2 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market losses and a charge of $4.3 million to write off an equity method investment acquired in the Mobidiag acquisition. For the corresponding nine month period in the prior year, this account primarily consisted of a gain of $12.2 million on the cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains, partially offset by net foreign currency exchange losses of $11.4 million, primarily from the mark-to-market of outstanding forward foreign currency exchange and foreign currency option contracts.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	June 25, 2022	June 26, 2021	Change		June 25, 2022	June 26, 2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$20.0	$69.4	$(49.4)	(71.2)%	$261.5	$409.6	$(148.1)	(36.2)%

Our effective tax rates for the three and nine months ended June 25, 2022 were 8.1% and 18.1%, respectively, compared to 20.6% and 21.0%, respectively, for the corresponding periods in the prior year.

Our effective tax rates for the three and nine months ended June 25, 2022 were lower than the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income, reserve releases resulting from statute of limitations expirations, and the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, partially offset by state income taxes.

Our effective tax rate for the three months ended June 26, 2021 was lower than the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income, the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits, partially offset by state income taxes. Our effective tax rate for the nine months ended June 26, 2021 was equal to the U.S. statutory tax rate as the impact of the U.S. deduction for foreign derived intangible income and the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, was offset by state income taxes.

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

Diagnostics

	Three Months Ended				Nine Months Ended
	June 25, 2022	June 26, 2021	Change		June 25, 2022	June 26, 2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$560.1	$665.5	$(105.4)	(15.8)%	$2,497.6	$2,858.2	$(360.6)	(12.6)%
Operating Income	$175.0	$260.1	$(85.1)	(32.7)%	$1,247.4	$1,745.1	$(497.7)	(28.5)%
Operating Income as a % of Segment Revenue	31.2%	39.1%			49.9%	61.1%

Diagnostics revenues decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a decrease in sales of our SARS-CoV-2 assays, a decrease in royalty revenue from Grifols related to licensing our intellectual property of our COVID-19 assays for their sale in Spain and lower instrument sales, partially offset by revenue from acquisitions and an increase in Aptima and Quant Viral assays.

Operating income for this business segment decreased in the current three and nine month periods compared to the corresponding periods in the prior year due to a decrease in gross profit from lower COVID-19 assay sales and an increase in operating expenses. Gross margin was 58.0% and 69.1% in the current three and nine month periods, respectively, compared to 62.5% and 74.9% in the corresponding periods in the prior year, respectively. The decrease in gross profit in the current three and nine month periods was primarily due to lower sales volume of our SARS-CoV-2 assays which have a higher margin, an increase in intangible asset amortization expense from recent acquisitions, lower Grifols license revenue, an increase in inventory reserves, higher field service costs for our expanded instrument install bases and an increase in freight internationally.

Operating expenses decreased in the current three month period primarily due to lower acquisition costs of $12.8 million compared to the corresponding period in the prior year, partially offset by an increase in allocated advertising costs and an increase due to the inclusion of operating expenses from the Mobidiag acquisition. Operating expenses increased in the current nine month period compared to the corresponding periods in the prior year primarily due to the inclusion of operating expenses from the Biotheranostics, Mobidiag, and Diagenode acquisitions, an increase in allocated advertising and charitable contributions, an increase in salaries and bonus, an increase in marketing initiatives and an increase in travel expenses partially offset by lower acquisition costs.

Breast Health

	Three Months Ended				Nine Months Ended
	June 25, 2022	June 26, 2021	Change		June 25, 2022	June 26, 2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$282.8	$349.0	$(66.2)	(19.0)%	$952.7	$1,018.0	$(65.3)	(6.4)%
Operating Income	$32.0	$81.0	$(49.0)	(60.5)%	$163.1	$235.1	$(72.0)	(30.6)%
Operating Income as a % of Segment Revenue	11.3%	23.2%			17.1%	23.1%

Breast Health revenues decreased in the current three month period compared to the corresponding period in the prior year due to a decrease of $61.8 million in product revenue and a decrease of $4.4 million in service revenue. Breast Health revenues decreased in the current nine month period compared to the corresponding period in the prior year primarily due to a decrease in product revenue of $74.4 million for the reasons discussed above, partially offset by an increase in service revenue of $9.1 million.

Operating income for this business segment decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a decrease in product sales and service gross profit, partially offset by a decrease in operating expenses. Gross margin was 48.2% and 52.7% in the current three and nine month periods, respectively, compared to 56.9% in both the corresponding periods in the prior year, respectively. The decrease in gross margin is primarily due to lower volumes of capital equipment sales, the reduced manufacturing utilization from supply chain shortages, higher costs for raw materials and components, an intangible assets charge of $9.2 million from our Faxitron acquisition and an increase in intangible asset amortization expense.

Operating expenses decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the release of the research and development credit reserve related to the SSI acquisition, a decrease in compensation and commissions from lower sales and sales force headcount, partially offset by an increase in allocated advertising and marketing initiatives. In the current nine month period, there was also an increase in allocated charitable donations.

GYN Surgical

	Three Months Ended				Nine Months Ended
	June 25, 2022	June 26, 2021	Change		June 25, 2022	June 26, 2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$138.1	$127.9	$10.2	8.0%	$389.6	$366.2	$23.4	6.4%
Operating Income	$60.1	$18.2	$41.9	230.2%	$92.4	$60.5	$31.9	52.7%
Operating Income as a % of Segment Revenue	43.5%	14.2%			23.7%	16.5%

GYN Surgical revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above.

Operating income for this business segment increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a decrease in operating expenses and an increase in gross profit. Gross margin was 60.4% and 59.8% in the current three and nine month periods, respectively, compared to 62.5% and 61.6% in the corresponding periods in the prior year, respectively. The decrease in gross margin was primarily due to product mix as we sold more lower margin products in the current year periods.

Operating expenses decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a gain of $35.4 million and $39.5 million, respectively, related to the fair value adjustments to the contingent consideration liability related to the Acessa acquisition, compared to a gain of $10.1 million recorded in the prior nine month period and to a lesser extent a decrease in commissions, research and development project spend, marketing program spend, as well as a decrease in legal expenses and bad debt expense. These decreases were partially offset by the inclusion of Bolder expenses and an increase in travel expense.

Skeletal Health

	Three Months Ended				Nine Months Ended
	June 25, 2022	June 26, 2021	Change		June 25, 2022	June 26, 2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$21.7	$25.9	$(4.2)	(16.2)%	$69.7	$73.3	$(3.6)	(4.9)%
Operating (Loss) Income	$(3.2)	$(0.7)	$(2.5)	**	$(3.6)	$0.1	$(3.7)	**
Operating (Loss) Income as a % of Segment Revenue	(14.7)%	(2.7)%			(5.2)%	0.1%
** percentage not meaningful

Skeletal Health revenues decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the decrease in product revenues discussed above.

Operating income for this business segment decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a decrease in gross profit. Gross margin was 24.2% and 30.6% in the current three and nine month periods, respectively, compared to 28.5% and 33.1% in the corresponding periods in the prior year, respectively. The decrease in gross margin was primarily due to increased costs from our Horizon DXA systems workstation upgrades and lower Horizon DXA systems and Insight FD sales volume due to supply chain constraints, a decrease in average selling prices of our Insight FD systems in the current nine month period, partially offset by a slight increase in average selling prices of our Horizon DXA systems in the current three month period.

Operating expenses were consistent in the current three and nine month periods compared to the corresponding periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At June 25, 2022, we had $2,908.1 million of working capital and our cash and cash equivalents totaled $2,375.3 million. Our cash and cash equivalents increased by $1,205.0 million during the first nine months of fiscal 2022 primarily due to cash generated from operating activities, partially offset by cash used in investing and financing activities primarily related to a business acquisition, repurchases of our common stock and a repayment under the accounts receivable securitization program (the "Securitization Program").

In the first nine months of fiscal 2022, our operating activities provided cash of $1,957.1 million, primarily due to net income of $1,183.3 million, non-cash charges for depreciation and amortization aggregating $323.5 million, and stock-based compensation expense of $51.8 million. These adjustments to net income were partially offset by a decrease in deferred taxes of $60.2 million primarily due to the amortization of intangible assets. Cash provided by operations included a net cash inflow of $452.0 million from changes in our operating assets and liabilities. The net cash inflow was primarily driven by a $378.3 million dollar decrease in prepaid expenses and other assets primarily due to tax refunds received in the second quarter related to federal and state loss carryback claims partially offset by a payment for our Women's Tennis Association sponsorship, and a decrease in accounts receivable of $193.9 million due to strong collections in the period and lower revenues in fiscal 2022 compared to fiscal 2021. These cash inflows were partially offset by an increase in inventory of $86.8 million primarily due to a strategic buildup of emergency sourced components for our Breast Health business to hedge against the continuing worldwide supply constraints and a $23.0 million decrease related to accrued expenses and other liabilities primarily related to a decrease in accrued compensation and benefits and payments of value-add taxes partially offset by accrued federal and state income taxes due to timing of payments.

In the first nine months of fiscal 2022, our investing activities used cash of $174.2 million primarily due to net cash paid for our acquisitions of $158.6 million and capital expenditures of $95.6 million, which primarily consisted of the placement of equipment under customer usage agreements as purchases of equipment were more than offset by the reimbursement of funds received from the Department of Defense under a grant to increase production of our two SARS-CoV-2 assays.

In the first nine months of fiscal 2022, our financing activities used cash of $586.2 million primarily due to $367.0 million for repurchases of our common stock, $248.5 million for the repayment under the Securitization Program, $63.7 million for the repayment of debt acquired in the Mobidiag acquisition, $22.6 million for the payment of employee taxes withheld for the net share settlement of vested restricted stock units, and a $12.2 million contingent consideration payment as a result of the completion of the first annual earn-out period from the Acessa acquisition. Partially offsetting these uses of cash were net proceeds of $103.7 million from the refinancing of the 2021 Credit Agreement and $26.9 million from our equity plans, primarily from the exercise of stock options.

Debt

We had total recorded debt outstanding of $2.82 billion at June 25, 2022, which was comprised of amounts outstanding under our 2021 Credit Agreement of $1.49 billion (principal of $1.5 billion), 2029 Senior Notes of $936.1 million (principal of $950.0 million), and 2028 Senior Notes of $395.9 million (principal of $400.0 million).

2021 Credit Agreement

On September 27, 2021, we refinanced our existing term loan and revolving credit facility with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders from time to time party thereto (the "2018 Credit Agreement") by entering into Refinancing Amendment No. 2 dated as of September 27, 2021, to the Amended and Restated Credit and Guaranty Agreement, dated as of October 3, 2017, as amended (the "2021 Credit Agreement"). Borrowings under the 2021 Credit Agreement are secured by first-priority liens on, and a first priority security interest in, substantially all of our and our Subsidiary Guarantors' U.S. assets. These liens are subject to release during the term of the facilities if we are able to achieve certain corporate or corporate family ratings and other conditions are met. The credit facilities (the "2021 Credit Facilities") under the 2021 Credit Agreement consist of:

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

The Applicable Rate in regards to the Base Rate, the Eurocurrency Rate, the Alternative Currency Daily Rate, the Alternative Currency Term Rate, and the LIBOR Daily Floating Rate is subject to change depending on the Total Net Leverage Ratio (as such terms are defined in the 2021 Credit Agreement). As of June 25, 2022, the interest rate under the 2021 Term Loan was 2.63% per annum.

We are also required to pay a quarterly commitment fee calculated on a daily basis equal to the Applicable Rate as of such day multiplied by the undrawn committed amount available under the 2021 Revolver. As of June 25, 2022, this commitment fee was 0.15% per annum.

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

We are required to make scheduled principal payments under the 2021 Term Loan in increasing amounts ranging from $3.75 million per three-month period commencing with the three-month period ending on December 29, 2022 to $18.75 million per three-month period commencing with the three-month period ending on December 26, 2025. The remaining scheduled balance of $1.335 billion (or such lesser aggregate principal amount then outstanding) on the 2021 Term Loan and any amounts outstanding under the 2021 Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the 2021 Credit Agreement, we may be required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances (excluding permitted debt) and insurance recoveries (subject to certain reinvestment rights). Certain of the mandatory prepayments are subject to reduction or elimination if certain financial covenants are met. These mandatory prepayments are required to be applied first to the 2021 Term Loan, second to any outstanding amount under any Swing Line Loans), third to the 2021 Revolver, fourth to prepay any outstanding reimbursement obligations with respect to letters of credit and fifth to cash collateralize any letters of credit. Subject to certain limitations, we may voluntarily prepay any of the 2021 Credit Facilities without premium or penalty. As of June 25, 2022, the outstanding principal balance of the 2021 Term Loan was $1.5 billion, and there were no amounts outstanding under the 2021 Revolver.

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

The 2021 Credit Agreement contains two financial covenants (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each fiscal quarter. As of June 25, 2022, we were in compliance with these covenants.

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

Accounts Receivable Securitization Program

During April 2022, we repaid the outstanding balance of $248.5 million under the Securitization Program. On June 10, 2022, we amended the Credit and Security agreement with the lenders, temporarily suspending the ability to borrow and the need to comply with covenants for up to a year. As of June 25, 2022, we did not have any borrowings under this program.

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

Currently, our only contingent consideration liability is from our Acessa acquisition. We have an obligation to the former Acessa shareholders to make contingent payments based on a multiple of annual incremental revenue growth over a three-year period ending annually in December. There is no maximum earnout. Pursuant to ASC 805, the contingent consideration was deemed to be part of the purchase price, and we recorded our estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of the business, comparable companies revenue growth rates, implied volatility and applying a risk adjusted discount rate. The first earn-out period was completed in December 2021 and we paid $12.2 million to the former shareholders in the second quarter of fiscal 2022. As of June 25, 2022, this liability was recorded at its fair value of $23.4 million.

Stock Repurchase Program

On December 9, 2020, our Board of Directors authorized a new five-year share repurchase plan, to repurchase up to $1.0 billion of our outstanding common stock. The prior plan was terminated in connection with this new authorization. During the nine months ended June 25, 2022, we repurchased 5.2 million shares of our common stock for a total consideration of $367.0 million. As of June 25, 2022, $324.7 million remained available under this authorization. The timing of the share repurchases will be based upon our continuing analysis of market, financial, and other factors. Repurchases under the authorized share repurchase plan may be made using a variety of methods, which may include, but are not limited to, open market purchases, privately negotiated transactions, accelerated share repurchase agreements, or purchases pursuant to a Rule 10b5-1 plan under the Exchange Act. The authorized share repurchase plan may be suspended, delayed or discontinued at any time.

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

Future Liquidity Considerations

We expect to continue to review and evaluate potential strategic transactions that we believe will complement our current or future business. Subject to the “Risk Factors” set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 25, 2021 or any other of our subsequently filed reports, and the general disclaimers set forth in our "Cautionary Statement" regarding forward-looking statements at the outset of this Item 2, we believe that our cash and cash equivalents, cash flows from operations, and the cash available under our 2021 Revolver will provide us with sufficient funds in order to fund our expected normal operations and debt payments over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our 2021 Credit Agreement, 2028 Senior Notes, and 2029 Senior Notes. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see the “Risk

Factors” set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 25, 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowances. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” regarding forward-looking statements set forth at the outset of this Item 2 and the “Risk Factors” set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 25, 2021 or any other of our subsequently filed reports.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, equity investments, foreign currency derivative contracts, an interest rate swap agreement, insurance contracts, accounts payable and debt obligations. Except for our outstanding 2028 Senior Notes and 2029 Senior Notes, the fair value of these financial instruments approximate their carrying amount. The fair value of our 2028 Senior Notes and 2029 Senior Notes was approximately $379.9 million and $817.6 million, respectively as of June 25, 2022. Amounts outstanding under our 2021 Credit Agreement of $1.5 billion aggregate principal as of June 25, 2022 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.

Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our 2028 Senior Notes, 2029 Senior Notes, and 2021 Credit Agreement. The 2028 Senior Notes and 2029 Senior Notes have fixed interest rates. Borrowings under our 2021 Credit Agreement currently bear interest at the Eurocurrency Rate (i.e., LIBOR) plus the applicable margin of 1.00% per annum.

As of June 25, 2022, there was $1.5 billion of aggregate principal outstanding under the 2021 Credit Agreement. Since this debt obligation is a variable rate instrument, our interest expense associated with the instrument is subject to change. A hypothetical 10% adverse movement (increase in LIBOR rate) would increase annual interest expense by approximately $0.8 million, which is net of the impact of our interest rate swap hedge. We entered into an interest rate swap agreement to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding under the 2021 Credit Agreement. The critical terms of the interest rate swap were designed to mirror the terms of our LIBOR-based borrowings under the 2021 Credit Agreement, and therefore the interest rate swap is highly effective at offsetting the cash flows being hedged. We designated this derivative instrument as a cash flow hedge of the variability of the LIBOR-based interest payments on $1.0 billion of principal. The interest rate swap contract expires on December 17, 2023.

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

As of June 25, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 25, 2022.
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

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.

Information with respect to this Item may be found in Note 10 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and in Part II Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 26, 2022, which information is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
March 27, 2022 – April 23, 2022	782	$76.93	—	$—	$324.7
April 24, 2022 – May 21, 2022	799	71.99	—	—	324.7
May 22, 2022 – June 25, 2022	93	74.65	—	—	324.7
Total	1,674	$74.45	—	$—	$324.7
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

Hologic, Inc.
(Registrant)

Date:	July 27, 2022	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	July 27, 2022	/s/ Karleen M. Oberton

Karleen M. Oberton
Chief Financial Officer (Principal Financial Officer)