Form 10-K
period 2022-09-24
HOLOGIC INC
filed 2022-11-15
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 24, 2022
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. §7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 26, 2022 was $18,757,846,271 based on the price of the last reported sale on NASDAQ Global Select Market on that date.
As of November 10, 2022, 245,833,759 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s annual meeting of stockholders to be filed within 120 days of the end of its fiscal year ended September 24, 2022 are incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated.

HOLOGIC, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 24, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report and documents incorporated by reference herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements regarding:

•the ongoing and possible future effects of global challenges, including macroeconomic uncertainties, the war in Ukraine, other economic disruptions and U.S. and global recession concerns, on our customers and suppliers and on our business, financial condition, results of operations and cash flows and our ability to draw down our revolver;
•the effect of the worldwide political and social uncertainty and divisions, including the impact on trade regulation and tariffs, that may adversely impact the cost and sale of our products in certain countries, or increase the costs we may incur to purchase materials, parts and equipment from our suppliers;
•the ongoing and possible future effects of supply chain constraints, including the availability of critical raw materials and components, including semiconductor chips, as well as cost inflation in materials, packaging and transportation;
•the possibility of interruptions or delays at our manufacturing facilities, or the failure to secure alternative suppliers if any of our sole source third-party manufacturers fail to supply us;
•the development of new competitive technologies and products;
•our ability to predict accurately the demand for our products, and products under development and to develop strategies to address markets successfully;
•continued demand for our COVID-19 assays;
•the timing, scope and effect of further U.S. and international governmental, regulatory, fiscal, monetary and public health responses to the COVID-19 pandemic and any future public health crises;
•potential cybersecurity threats and targeted computer crime;
•the ability to execute acquisitions and the impact and anticipated benefits of completed acquisitions and acquisitions we may complete in the future;
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
•our ability to obtain regulatory approvals and clearances for our products, including the implementation of the European Union Medical Device Regulations, and maintain compliance with complex and evolving regulations;
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
TRADEMARK NOTICE
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 3Dimensions, 3D Mammography, 3D, 3DQuorum, Acessa, Acessa ProVu, Aixplorer, Affirm, Amplidiag, Aptima, ATEC, BioZorb, Brevera, Celero, Hologic Clarity HD, CoolSeal, C-View, Definity, DirectRay, Eviva, Faxitron, Fluent, Fluoroscan, Focal Therapeutics, Genius 3D, Genius, Genius AI, Hologic, Horizon, InSight, Intelligent 2D, ImageChecker, JustRight, LOCalizer, MyoSure, NovaSure, Novodiag, Panther, Panther Fusion, Progensa, Quantra, Rapid Ffn, SecurViewDX, Selenia, Selenia Dimensions, Sertera, SmartCurve, Smart-Depth, SuperSonic Imagine, ThinPrep, Tigris, Tomcat, and UltraFast.
All other brand names or trademarks appearing in this Annual Report are the property of their respective owners. Hologic’s use or display of other parties’ trademarks, trade dress or products in this Annual Report does not imply that Hologic has a relationship with, or endorsement or sponsorship of, the trademark or trade dress owners.

PART I

Item 1. Business
Overview
We are a developer, manufacturer and supplier of premium diagnostics products, medical imaging systems, and surgical products focused on women's health and well-being through early detection and treatment. We sell and service our products through a combination of direct sales and service personnel and a network of independent distributors and sales representatives. We operate in four segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. Until December 30, 2019, our product portfolio included aesthetic and medical treatment systems sold by our former Medical Aesthetics business. We completed the sale of our Medical Aesthetics segment on December 30, 2019 (the first day of the second quarter of fiscal 2020).

Through our Diagnostics segment, we offer a wide range of diagnostic products, which are used primarily to aid in the screening and diagnosis of human diseases. Our primary Diagnostics products include our molecular diagnostic assays, which run on our advanced instrumentation systems (Panther, Panther Fusion and Tigris), our ThinPrep cytology system, and the Rapid Fetal Fibronectin Test. Our Aptima family of molecular diagnostic assays is used to detect, among other things, the infectious microorganisms that cause common sexually transmitted diseases, or STDs, such as chlamydia and gonorrhea, or CTGC; certain high-risk strains of human papillomavirus, or HPV; Trichomonas vaginalis, the parasite that causes trichomoniasis; Mycoplasma genitalium; and Herpes Simplex viruses 1 and 2. We also offer viral load tests for the quantitation of Hepatitis B virus, Hepatitis C virus, human immunodeficiency virus, or HIV-1, and human cytomegalo virus, or CMV, for use on our Panther instrument system. In addition, we offer bacterial vaginosis and candida vaginitis assays for the diagnosis of vaginitis, a common and complex ailment affecting millions of women a year. Our assay portfolio also includes diagnostic tests for a range of acute respiratory infections, including SARS-CoV-2, various strains of influenza and parainfluenza, and respiratory syncytial virus that are run on the Panther Fusion system, a field upgradeable instrument addition to the base Panther system. In response to the COVID-19 pandemic, we developed and launched the Aptima SARS-CoV-2 assay and the Aptima SARS-CoV-2/Flu assay (each of which runs on our standard Panther system) and the Panther Fusion SARS-CoV-2 assay (which runs on our Panther Fusion system). In May 2022, we CE-marked two new molecular assays, Panther Fusion EBV Quant assay for quantitation of Epstein-Barr virus, and the Panther Fusion BKV Quant assay for quantitation of the BK virus. These two new assays are the first quantitative real-time PCR assays on the Panther Fusion system. These assays, along with the Aptima CMV Quant assay already available in Europe, expand our Panther Fusion menu of transplant monitoring assays. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth. We also generate service revenues from our CLIA-certified laboratory for testing related to breast cancer and all metastatic cancers.

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

Our GYN Surgical products include our NovaSure endometrial ablation system, or NovaSure, our MyoSure hysteroscopic tissue removal system, or MyoSure, our Fluent fluid management system, or Fluent, our Acessa ProVu laparoscopic radiofrequency ablation system, or Acessa, as well as our CoolSeal vessel sealing portfolio and our JustRight surgical stapler. The NovaSure portfolio is comprised of the NovaSure CLASSIC device, NovaSure ADVANCED device and the NovaSure V5 device for the treatment of abnormal uterine bleeding. The MyoSure suite of devices offers four options to provide incision-less removal of fibroids, polyps, and other pathology within the uterus. The Fluent system is a fluid management system that provides liquid distention during diagnostic and operative hysteroscopic procedures. The Acessa system is a fully integrated system that uses laparoscopic ultrasound, guidance mapping and radiofrequency ablation to treat nearly all types of fibroids. The CoolSeal portfolio includes the Trinity, Reveal, and Mini advanced bipolar vessel sealing devices. The JustRight 5 mm stapler features a smaller instrument profile and is used for laparoscopic general and pediatric surgery.
Our Skeletal Health segment's products include the Horizon DXA, a dual energy x-ray system, which evaluates bone density and performs body composition assessments, and the Fluoroscan Insight FD mini C-arm, which assists in performing minimally invasive orthopedic surgical procedures on a patient's extremities, such as the hand, wrist, knee, foot, and ankle.
Unless the context otherwise requires, references to we, us, Hologic or the Company refer to Hologic, Inc. and its consolidated subsidiaries.

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
Investors and others should note that we announce material financial information to our investors using our investor relations website (investors.hologic.com), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with our members and the public about our Company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our Company to review the information we post on the social media channels listed on our investor relations website. We have used, and intend to continue to use, our investor relations website, as well as our Twitter account (@Hologic), as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Additional corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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
Diagnostics Product Offerings
Molecular Diagnostic Assay Portfolio
Aptima Family of Molecular Diagnostic Assays. Our Aptima molecular diagnostic assays are used to detect, among other things, the infectious microorganisms that cause common sexually transmitted diseases, or STDs, such as chlamydia and gonorrhea, or CTGC; certain high-risk strains of human papillomavirus, or HPV; Trichomonas vaginalis, the parasite that causes trichomoniasis; Mycoplasma genitalium; and Herpes simplex viruses 1 and 2. In addition, we also offer viral load assays for the quantitation of Hepatitis B virus, or HBV, Hepatitis C virus, or HCV, human immunodeficiency virus, or HIV-1, and human cytomegalovirus, or CMV, for use on our Panther instrument system. All four of these viral load assays are both CE-marked and FDA approved. We also offer our Aptima BV and Aptima CV/TV assays for the diagnosis of vaginitis, a common and complex ailment affecting millions of women a year. In response to the COVID-19 pandemic, we developed and launched our Aptima SARS-CoV-2 assay for the detection of SARS-CoV-2, the virus that causes COVID-19 disease, and our Aptima SARS-CoV-2/flu assay for the detection and differentiation of SARS-CoV-2, influenza A and influenza B, each of which runs on our standard Panther system. Both of these assays have been granted Emergency Use Authorization by the FDA and are also CE-marked. Our Aptima products integrate a number of proprietary core technologies, including our target capture technology, our Transcription Mediated Amplification, or TMA, technology, and our hybridization protection assay, or HPA, and dual kinetic assay, or DKA, technologies, to produce highly sensitive amplification assays. Each of these technologies is described in greater detail below.
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
Panther Fusion Family of Molecular Diagnostic Assays. The Panther Fusion molecular diagnostic assays are performed on the Panther Fusion system and utilize polymerase chain reaction, or PCR, technology to amplify target nucleic acid sequences for easier detection. Our Panther Fusion assay portfolio includes diagnostic tests for a range of acute respiratory infections (influenza A virus, influenza B virus, respiratory syncytial virus, adenovirus, human metapneumovirus, rhinovirus and parainfluenza). In addition, in response to the COVID-19 pandemic, in fiscal 2020 we developed and launched the Panther Fusion SARS-CoV-2 assay for the detection of SARS-CoV-2. The Panther Fusion SARS-CoV-2 assay was granted Emergency Use Authorization by the FDA in March 2020. In countries recognizing the CE-mark, we also offer the Panther Fusion SARS-CoV-2/Flu A/B/RSV assay for the detection and differentiation of SARS-CoV-2, influenza A, influenza B and respiratory syncytial virus, or RSV, the Panther Fusion EBV Quant assay for quantitation of Epstein-Barr virus, the Panther Fusion BKV Quant assay for quantitation of the BK virus, the Panther Fusion MRSA assay for detection and differentiation of Staphylococcus aureus and methicillin-resistant Staphylococcus aureus, and the Panther Fusion Bordetella assay for the detection and differentiation of Bordetella pertussis and Bordetella parapertussis infections.
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
    Our instrumentation includes the Tigris system, an integrated, fully-automated testing instrument for high-volume laboratories which is approved for use with certain of our Aptima assays; the Panther instrument system, an integrated, fully-automated testing instrument capable of serving high-, medium- and low-volume laboratories; and our semi-automated direct tube sampling, or DTS, instruments which are used to run a number of infectious disease assays. Our instrumentation also includes the Tomcat instrument, a fully automated general-purpose instrument designed to improve pre-analytical sample processing by eliminating the inefficient and error-prone activities associated with manually transferring samples from one tube to another. In addition, our Panther Fusion system, including the related Fusion assays for flu and respiratory testing, extends the capabilities of our Panther system by adding the flexibility of PCR, functionality to our existing TMA-based technology. The Panther Fusion system is available as a modular in-lab upgrade to our base Panther system.
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
Genius Digital Diagnostics
The Genius Digital Diagnostics System is the first CE-marked digital cytology platform to combine a new artificial intelligence, or AI, algorithm with advanced volumetric imaging technology to help cytotechnologists and pathologists identify pre-cancerous lesions and cervical cancer cells in women. The Genius Digital Diagnostics System consists of an advanced digital imager featuring volumetric imaging technology, a secure image management server to store images, a deep learning-based AI algorithm that is designed to assist healthcare providers in detecting pre-cancerous lesions and cervical cancer cells, and a high-resolution review station for local or remote case review. The Genius Digital Diagnostics System can rapidly analyze all cells on a ThinPrep Pap test digital image, narrowing tens of thousands of cells down to an AI-generated gallery of images that have been selected as the most diagnostically relevant images, which gives healthcare providers additional critical information to help guide earlier detection and make better treatment decisions for patients. The Genius Digital Diagnostics System was CE-marked for diagnostic use in November 2020, and we have submitted a De Novo request to the FDA to grant class II marketing authorization for the product in the U.S.
Rapid Fetal Fibronectin Test
The Rapid Fetal Fibronectin Test is a single-use disposable test used to determine a woman’s risk of pre-term birth by detecting the presence of a specific protein, fetal fibronectin, in vaginal secretions during pregnancy. The test utilizes a single-use, disposable cassette and is analyzed on our instrument, the TLi IQ System.
Oncology Product Offerings
In February 2021, we completed the acquisition of Biotheranostics, Inc., or Biotheranostics, and now offer two proprietary laboratory developed tests, or LDTs, that support physicians in the treatment of cancer: the Breast Cancer Index test and the CancerTYPE ID test. The Breast Cancer Index, or BCI, test is a PCR-based gene expression test used for determining which patients with early-stage, hormone-receptor positive, or HR+, breast cancer are likely to benefit from extended endocrine therapy. In January 2021, the National Comprehensive Cancer Network revised its clinical practice guidelines to include BCI as the only gene expression assay to predict benefit from extended endocrine therapy for patients with early-stage HR+ breast cancer. In addition, in April 2022 the American Society of Clinical Oncology updated its clinical practice guidelines, which now include BCI as the only genomic test to help guide extended endocrine therapy decisions in early-stage, HR+ breast cancer patients. The CancerTYPE ID test is a PCR-based gene expression test that is designed to identify the source of metastatic cancer in order to improve diagnostic accuracy and inform treatment decisions. Both of these LDTs are offered as a service solely out of Biotheranostics' licensed, CLIA-certified, CAP-accredited laboratory in San Diego, California.

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
GYN Surgical Products
NovaSure
    The NovaSure CLASSIC endometrial ablation system allows physicians to treat women suffering from abnormal uterine bleeding. The system features Smart-Depth technology that continuously monitors and measures tissue impedance to provide a more customized, reliable and reproducible depth of ablation for every patient. The NovaSure system consists of a disposable device and a controller that delivers RF energy to ablate the endometrial lining of the uterus in order to eliminate or reduce the patient’s abnormal bleeding. The NovaSure disposable device is a hand-held, single-use device that incorporates a flexible gold-plated mesh electrode used to deliver the RF energy to the endometrial tissue. The NovaSure RF Controller generates and delivers RF energy customized for each patient, monitors several critical treatment and safety parameters, and automatically controls the endpoint of the procedure. We also offer the NovaSure ADVANCED and NovaSure V5 devices, which have a slimmer diameter. These devices are designed to improve patient comfort and physician ease-of-use while maintaining the clinical efficacy of the NovaSure system.
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
Advanced Energy and Surgical Stapling
The CoolSeal vessel sealing suite and JustRight surgical stapler bolster our laparoscopic surgical offerings with its advanced vessel sealing, dividing, dissection, and stapling tools. The CoolSeal device allows for dissection, vessel sealing and dividing all in one tool. The ability to use a combination device improves surgical efficiency by reducing the need for instrument exchanges. In addition, the CoolSeal Mini 3 mm sealer and the JustRight 5 mm stapler are designed for small surgical spaces such as in pediatric cases, which can help reduce the need for larger, overpowered instruments.
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
Marketing, Sales and Service
We sell and service our products through a combination of direct sales and service forces and a network of independent distributors and sales representatives. In fiscal 2022, 2021, and 2020, no customer accounted for more than 10% of our consolidated revenues. In fiscal 2020, revenues from two customers accounted for 12.5% and 10.9%, respectively, of our Diagnostics segment revenue. These customers were large clinical laboratories reflecting the consolidation in that industry. No other customer accounted for more than 10% of our revenues in any other business segment in fiscal 2022, 2021, or 2020.
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
Diagnostics. Our ThinPrep liquid-based cytology product faces direct competition in the U.S. primarily from Becton, Dickinson and Company, or BD, which manufactures a competitive offering. We also compete with the conventional Pap smear and other alternative methods for detecting cervical cancer and/or its precursors. Internationally, our ThinPrep product competes with a variety of companies and other non-FDA approved tests, since the devices often have lower risk classification with fewer regulatory barriers in many international markets as compared to the U.S. Additionally, testing volume in this category is also under pressure due to clinical guideline changes, which lengthen the interval between screenings and increasingly afford the option of HPV testing as the primary means of detection.
We believe that our Rapid Fetal Fibronectin Test is currently the only available in vitro diagnostic test for predicting the risk of pre-term birth in the U.S. Internationally, our Rapid Fetal Fibronectin Test competes with Actim Partus manufactured by Medix Biochemica and PartoSure manufactured by Qiagen GmbH, or Qiagen. However, our Rapid Fetal Fibronectin Test could also experience competition from companies that manufacture and market pregnancy-related diagnostic products and services. In addition, healthcare providers use diagnostic techniques such as clinical examination and transvaginal ultrasound to help diagnose the likelihood of pre-term birth and may use these techniques together with the Rapid Fetal Fibronectin Test or instead of using the Rapid Fetal Fibronectin Test.

In the molecular diagnostics market, our products compete with many companies in the U.S. and abroad engaged in the development, commercialization and distribution of similar products intended for clinical molecular diagnostic applications. Clinical laboratories also may offer testing services that are competitive with our products and may use reagents purchased from us or others to develop their own lab developed tests. The market for our COVID-19 assays is rapidly evolving both in the United States and in the rest of the world. For example, in the United States over 400 assays have received Emergency Use Authorization from the FDA, and we compete with the providers of all of these tests, including manufacturers of molecular diagnostic tests (including so-called high throughput nucleic acid tests, rapid antigen tests and at-home testing solutions), and antibody tests, as well clinical laboratories making their own lab developed tests for the detection of SARS-CoV-2.
In the global clinical diagnostics market, we compete with several companies offering alternative technologies to our diagnostic products. For example, in the U.S., our Aptima Combo 2 test competes against Abbott Laboratories, BD, Danaher Corporation (through its acquisition of Cephaid), and Roche Diagnostics Corporation, or Roche, and our Aptima HPV test competes with tests marketed by BD, Qiagen and Roche.
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
The primary competitor for our breast biopsy product line is Devicor Medical Products, Inc., part of Danaher Corporation's Leica Biosystems division. In addition, other competitors include CareFusion, a BD company and Intact Medical Corporation.
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
Our MyoSure product competes directly with hysteroscopic loop resection, as well as hysteroscopic tissue removal systems such as Medtronic plc’s TruClear device and Minerva's Symphion device. The MyoSure product also competes with alternative therapeutic techniques such as hysteroscopic resection with a monopolar or bipolar loop, which is currently the most common technique for removing intrauterine fibroids and polyps.
Our Acessa ProVu System competes directly with Gynesonics, Inc., which currently markets a radiofrequency ablation device for treating uterine fibroids. The Acessa ProVu System also competes with alternative fibroid treatment options such as hysterectomy, laparoscopic myomectomy, and uterine artery embolization.
Our CoolSeal vessel sealing suite competes directly with Applied Medical's Voyant vessel sealing, Medtronic's LigaSure vessel sealing, Ethicon's ENSEAL vessel sealing and Olympus' THUNDERBEAT and POWERSEAL vessel dealing devices. CoolSeal also competes with ultrasonic energy sealing procedures done by Medtronic's Sonicision and Ethicon's HARMONIC sealing devices.
Skeletal Health. GE is our primary competitor in the bone densitometry market, and we also compete with Orthoscan Inc. in the mini-C arm market.
Manufacturing
We purchase many of the components, subassemblies, and raw materials used in our products from numerous suppliers worldwide. For reasons of quality assurance, scarcity and/or cost effectiveness, certain components, subassemblies, and raw materials used in our products are available only from one or a limited number of suppliers. We work closely with our suppliers to develop contingency plans to ensure continuity of quality and reliable supply. We have established long-term supply contracts with many of our suppliers, and in other instances, we developed in-house capability to offset potential shortages caused by sole source suppliers. Due to the high standards and FDA requirements applicable to manufacturing our products, such as the FDA's Quality System Regulation and Good Manufacturing Practices, we may not be able to quickly establish additional or replacement sources for certain components or materials. In addition, the COVID-19 pandemic and associated economic disruptions have had an adverse impact on our supply chains. Moreover, we use certain components in our products, including semiconductor chips, which have been the subject of recent global supply chain shortages and disruptions. In the event we are unable to obtain sufficient quantities of raw materials or components or subassemblies on commercially reasonable terms or in a timely manner, our ability to manufacture our products on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on our business, financial condition and results of operations. For additional information about supply chain shortages and disruptions to which our business is subject, see the disclosures under the caption “Supply Chain Considerations” in Item 7 of this Annual Report.

Our current supplier of certain key raw materials for certain of our amplified NAT diagnostic assays is Roche, a direct competitor of our Diagnostics business. Our Diagnostics business has two supply agreements with GE Healthcare Bio-Sciences Corp., an affiliate of GE, for membranes used in connection with our ThinPrep product line and for primers used in the manufacture of certain of our molecular products. GE is a direct competitor with our Breast Health and Skeletal Health businesses.

We have sole source third-party contract manufacturers for each of our molecular diagnostics instrument product lines and for our Skeletal Health products. KMC Systems, Inc., or KMC Systems, is the only manufacturer of spare parts for our Tigris instrument; Stratec SE, or Stratec, is the only manufacturer of the Panther and Panther Fusion instruments; and Flextronics Medical Sales and Marketing, LTD, or Flextronics, is the only manufacturer of our Skeletal Health finished goods products. We are dependent on these sole source third-party manufacturers, and this dependence exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs. We have no firm long-term volume commitments with either KMC Systems, Stratec or Flextronics. If KMC Systems, Stratec, Flextronics or any of our other third-party manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its development or manufacturing operations, curtails operations or otherwise fails to supply us with products in sufficient quantities, instrument and equipment shipments to our customers could be delayed or cancelled, which would decrease our revenues and may harm our competitive position and reputation. Further, because we place orders with our manufacturers based on forecasts of expected demand for our instruments and Skeletal Health products, if we inaccurately forecast demand, we may be unable to obtain adequate manufacturing capacity or adequate quantities of components to meet our customers' delivery requirements.

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

From time-to-time new regulations are enacted that can affect the content and manufacturing of our products. We evaluate the necessary steps for compliance with regulations as they are enacted. In August 2012, the SEC adopted a rule requiring disclosures of specified minerals, known as conflict minerals, which are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The conflict minerals rule requires companies annually to disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The conflict minerals rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

Our products are also subject to approval and regulation by foreign regulatory and safety agencies. For example, the EU has adopted the EU Medical Device Regulation (the "EU MDR") and the In Vitro Diagnostic Regulation (the "EU IVDR"), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Manufacturers of currently approved medical devices had until May 2021 to meet the requirements of the EU MDR and had until May 2022 to meet the EU IVDR. Complying with the requirements of these regulations has required us to, and may continue to require us to, incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements. The recently rebranded National Medical Products Administration (formerly CFDA), or the NMPA, has historically been conservative leading to extended review times. However, more recently, the NMPA has been more interactive, which we attribute to its response to the long delays in getting lifesaving medical devices into China. If this continues, this could favorably affect our ability to introduce new products in the Chinese market.

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
Reimbursement
Market acceptance of our medical products in the U.S. and other countries is dependent upon the purchasing and procurement practices of our customers and patient need for our products and procedures and, the coverage and reimbursement of patients’ medical expenses by government healthcare programs, private insurers or other healthcare payors. In the U.S., the Centers for Medicare & Medicaid Services, known as CMS, establishes coverage policies and payment rates for Medicare beneficiaries. CMS publishes payment rates for physician, hospital, laboratory and ambulatory surgical center services on an annual basis. Under current CMS policies and regulations, varying payment levels have been established for tests and procedures performed using our products. Coverage policies for Medicare patients may vary by regional Medicare contractor in the absence of a national coverage determination and payment rates for procedures may vary based on the geographic price index. Coverage policies and reimbursement rates for Medicaid patients are dependent on each state Medicaid plan and will vary. Coverage policies and reimbursement rates for patients with private insurance is dependent on state and federal requirements as well as individual private payor’s decisions. Moreover, private insurance carriers may choose not to follow the CMS coverage policies or payment rates. The use of our products outside of the U.S. is similarly affected by reimbursement policies adopted by foreign regulatory authorities and insurance carriers.
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
As of September 24, 2022, we had 6,944 full-time employees, including 2,101 in manufacturing operations, 1,684 in sales and marketing, 1,480 in support services, 925 in research and development, and 754 in general administration. Approximately 4,045 of these employees are in the U.S. and approximately 2,899 were outside the U.S. In various countries outside the U.S., certain of our employees are unionized and, where local law requires, participate in works councils.
Employee Engagement
Our goal is to develop and maintain a talented, engaged and diverse workforce that has a positive impact on our performance, and on our customers and their patients. We have been conducting an annual engagement survey since 2015 in which most of our employees regularly participate. We believe our foundation of employee engagement, our commitment to our employees, and their commitment to each other fortifies our leaders and teams and improves their business performance. We also offer a range of programs to develop our managers and enhance our leadership across the Company. Our professional development efforts are aimed at increasing organizational talent and capabilities and identifying and developing potential successors for key leadership positions.
Compensation and Benefits
We invest in the physical, emotional and financial well-being of our employees through our robust compensation and benefit programs. These programs (which vary by country/region) include a variety of health plan options, tax-favorable savings accounts and other wellness offerings.
Diversity Drives Performance
We are committed to creating an inclusive and diverse work environment that promotes equal opportunity, dignity and respect, starting with our Board and our Leadership team. Of our eight directors, three, representing 38% of the Board, are women and one of our directors self-identifies as Asian. For each of the past 11 years, women have comprised over 30% of our Board. Also, three of our directors were born outside of the United States, and two were predominantly educated outside of the United States, which we believe promotes global diversity for our Board. We believe that our focus on the lives of women has helped us to attract a diverse workforce and build an inclusive ethos where different perspectives are valued and respected. Building a diverse workforce begins with our hiring practices and extends to our access to opportunities, strategic development and promotion of internal talent. We seek to identify and develop high-potential women and other diverse individuals within the Company. In addition to women holding several key roles within the Company (Chief Financial Officer; Chief Human Resources Officer; Vice President,Global Tax and Treasury; Vice President of Finance, Breast and Skeletal Health; Vice President of Internal Audit; and Chief of Staff), African American leaders have assumed important leadership roles as Division President, GYN Surgical, Vice President of Sales, Breast and Skeletal Health and Corporate Secretary. Additionally, given that our commercial teams are an important pipeline for senior management, we are pleased that a significant number of our commercial team members below the level of vice president are women and/or people of color.
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
In the beginning of the COVID-19 pandemic, we took precautions to protect the health and safety of our employees by instituting robust hygiene practices, implementing temperature scanning stations, installing temporary safety structures, and increasing our cleaning protocols. For our front-line employees who came to our facilities throughout the COVID-19 pandemic to develop and manufacture our COVID-19 tests, or who installed Panther instruments in locked-down hospitals during the most uncertain times of the COVID-19 pandemic, we were able to provide extraordinary financial awards.
We continue to actively monitor the COVID-19 pandemic and variants, and respond based on guidance from U.S. and global health organizations, relevant governmental guidance and evolving practices. In addition, in response to the continuing challenges stemming from the COVID-19 pandemic, we developed several employee-focused initiatives to support the physical, mental, and financial well-being of our employees. These initiatives include providing enhanced accident and critical illness insurance, increasing access to telehealth services, developing an employee assistance program that provides mental health therapy, wellness coaching, and medication management, and offering subscriptions to self-care mobile apps.
Community Engagement and Volunteerism
We take the role we play as leaders in the communities where we live and work seriously. Our philanthropic and charitable efforts are an important part of our culture. We center our giving efforts in three specific areas to maximize our impact in ways that align with the values of our employees and customers: (i) women's health, and other healthcare fields in which Hologic operates; (ii) science, technology, engineering, and math education (STEM), especially for underprivileged groups; and (iii) social and racial equality, especially in healthcare. In fiscal 2022, we announced an expansion of our philanthropic activities, pledging to donate $5 million from our charitable fund over the year to further support the communities where our employees live and work.
We also support employees in giving back to community organizations through volunteering and matching donations. To that end, we further expanded our support for local non-profit groups, by providing our U.S. colleagues an additional paid day off to engage in community service. We also have continued to strengthen our scholarship funds. The Hologic Scholarship Fund awards scholarships of $2,500 to $5,000 for employees' children and grandchildren. We also support minority students near our largest U.S. facilities by providing scholarship funding to three non-profit organizations that help students from underserved communities become the first in their family to attend college.
Seasonality
Worldwide sales, including U.S. sales, do not reflect any significant degree of seasonality; however, customer purchases of our GYN Surgical products have been historically lower in our second fiscal quarter compared to our other fiscal quarters. Our respiratory infectious disease product line (including our assays for the detection of SARS-CoV-2) within our Diagnostics segment is also subject to significant seasonal and year-over-year fluctuations. In addition, the summer months, which occur during our fourth fiscal quarter, typically have had lower order rates internationally for most of our products.

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
GLOBAL CHALLENGES, INCLUDING MACROECONOMIC CONDITIONS AND RELATED FINANCIAL RISKS
The continuing worldwide macroeconomic and geopolitical uncertainty may adversely affect our business and prospects, both domestically and internationally.
Continued concerns about the systemic impact of potential long-term and wide-spread recession and geopolitical issues, including the war in Ukraine, have contributed to increased market volatility and diminished expectations for economic growth in the world. Our business and results of operations have been and may continue to be adversely impacted by changes in macroeconomic conditions, including inflation, rising interest rates and availability of capital markets. Uncertainty about global economic conditions, particularly in emerging markets and countries with government-sponsored healthcare systems, may also cause decreased demand for our products and services and increased competition, which could result in lower sales volume and downward pressure on the prices for our products, longer sales cycles, and slower adoption of new technologies. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply.
Market acceptance of our medical products in the U.S. and other countries is dependent upon the medical equipment purchasing and procurement practices of our customers, patient need for our products and procedures and the reimbursement of patients' medical expenses by government healthcare programs and third-party payors. The continuing uncertainty surrounding global economic conditions and financial markets may cause the purchasers of medical equipment to decrease their medical health insurance premiums and procurement activities. Economic uncertainty, an increase in unemployment rates, as well as increasing health insurance premiums, co-payments and deductibles may continue to result in cost-conscious consumers making fewer trips to their physicians and specialists, which in turn would adversely affect demand for our products and procedures. Furthermore, governments and other third-party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could adversely affect sales of our products.
Our international sales are often denominated in foreign currencies, including the Euro, UK Pound and Renminbi. Changes in currency exchange rates, particularly the increase in the value of the dollar against any such foreign currencies, may reduce the reported value of our revenues outside the U.S. and associated cash flows and our ability to compete effectively in foreign markets. In addition, such fluctuations can also result in foreign currency exchange losses. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes. We currently have limited hedging arrangements in place to mitigate some of the impact of negative exchange rates.
Our international operations and foreign acquisitions expose us to additional operational challenges that we might not otherwise face.

International expansion is a key component of our growth strategy. In fiscal 2022, 28.7% of our revenue came from outside of the U.S. As we grow internationally, our future and existing international operations may subject us to a number of additional risks and expenses, any of which could harm our operating results. These risks and expenses include:
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

In addition, government policies on international trade and investment such as import quotas, capital controls or tariffs, whether adopted by individual governments or addressed by regional trade blocks, can affect the demand for our products and services, impact the competitive position of our products or prevent us from being able to sell products in certain countries. The implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs or new barriers to entry, could negatively impact our business, results of operations and financial condition. For example, a government's adoption of "buy national" policies or retaliation by another government against such policies could have a negative impact on our results of operations.

Additionally, the regulatory environment in China continues to evolve, and officials in the Chinese government exercise broad discretion in deciding how to interpret and apply regulations. It is possible that the Chinese government's current or future interpretation and application of existing or new regulations will negatively impact our China operations, result in regulatory investigations or lead to fines or penalties.

BUSINESS CONTINUITY AND RELIANCE ON THIRD PARTIES

Supply Chain and Manufacturing

Supply chain disruptions and constraints and inflationary pressures have had, and may continue to have, a material adverse effect on our ability to procure raw materials and components, including semiconductor chips, and are adversely affecting our ability to meet customer demand for, and increasing our costs to manufacture, warehouse, and transport, certain of our products.

Global supply constraints and cost impacts as a result of worldwide economic disruptions, electronic component shortages, fear of future or ongoing pandemics, inflation, recessionary conditions and geopolitical events, including the war in Ukraine, are impacting our ability to procure critical raw materials and components, including semiconductor chips, and are adversely affecting our ability to meet customer demand for, and increasing our costs to manufacture, transport and warehouse a certain subset of our products. Obtaining alternative sources of raw materials and components could involve significant costs and regulatory challenges and may not be available to us on reasonable terms, if at all. In particular, our ability to manufacture our Breast Health capital equipment products, primarily, but not limited to, our 3D Dimensions systems, Trident specimen radiography systems, Affirm Prone Biopsy systems and Brevera systems, is dependent on the supply of such raw materials and components, including semiconductor chips. If we remain unable to obtain sufficient quantities of raw materials and components on commercially reasonable terms or in a timely manner, our ability to manufacture our capital equipment products, in particular, our Breast Health products, on a timely and cost-competitive basis could materially adversely affect our revenues and results of operations and harm our competitive position and reputation.

Our reliance on one third-party manufacturer for certain of our product lines and a limited number of suppliers for some key raw materials, components and subassemblies for our products exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs.

We have sole source third-party manufacturers for each of our Panther and Tigris molecular diagnostics instruments and for our Skeletal Health products. Similarly, we rely on one or a limited number of suppliers for some key components or subassemblies for our products due to cost, quality, expertise or other considerations. We have no firm long-term volume commitments with certain of our sole source suppliers, including the manufacturers of our Panther or Tigris instruments. Similarly, we rely on one or a limited number of suppliers for some key raw materials for our products due to cost, quality, expertise or other considerations, and some of these suppliers are competitors. For example, F. Hoffmann-LaRoche Ltd, a direct competitor of our Diagnostics business, is the parent company of Roche, our current supplier of certain key raw materials for certain of our amplified NAT diagnostic assays. GE Healthcare Bio-Sciences Corp., an affiliate of GE, supplies us with the membranes used in connection with our ThinPrep product line. GE is a direct competitor with our Breast Health and Skeletal Health businesses. Moreover, we use certain components in our products, including semiconductor chips, that have been the subject of global supply chain shortages and disruptions. If any of our sole source manufacturers or suppliers, or other third-party manufacturers or suppliers, experiences delays, disruptions, capacity constraints or quality control problems in its development or manufacturing operations or becomes insolvent or otherwise fails to supply us with goods in sufficient quantities, including as a result of disruptions caused by the continued impact of COVID-19, other epidemics or pandemics, natural disasters, supplier facility shutdowns, or otherwise, then shipments to our customers could be delayed, which would decrease our revenues and harm our competitive position and reputation. Moreover, the failure of a supplier to provide sufficient quantities, acceptable quality and timely delivery of goods at an acceptable price, or an interruption in the delivery of goods from such a supplier could adversely affect our business and results of operations. Obtaining alternative sources of supply of products, components, subassemblies or raw materials could involve significant delays and other costs and regulatory challenges and may not be available to us on reasonable terms, if at all.

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

Business Continuity

Interruptions, delays, shutdowns or damage at our manufacturing or laboratory facilities could harm our business.

In most cases, the manufacturing and warehousing of each of our products is concentrated in one or a few locations. In addition, we rely on a single laboratory facility to process each of our Biotheranostics gene expression tests for breast cancer. An interruption in manufacturing, testing capabilities or warehousing at any of these facilities, as a result of equipment failure, transportation interruptions, disruptions caused by the continued impact of COVID-19, other epidemics or pandemics, natural disaster, environmental factors or property damage could reduce, delay or prevent the production and distribution of our products. Our facilities and those of our contract manufacturers or suppliers are also subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods or weather conditions. Our facilities may experience plant shutdowns, strikes or other labor disruptions, or periods of reduced production as a result of equipment failures, loss of power, gray outs, delays in deliveries or extensive damage, which could harm our business and prospects. Some of our manufacturing operations are located outside the U.S., including in Costa Rica and the United Kingdom. Those manufacturing operations are also subject to additional challenges and risks associated with international operations described herein.

COMPETITION AND BUSINESS DEVELOPMENT

We face intense competition from other companies and may not be able to compete successfully.

The markets in which we sell our products are intensely competitive, subject to rapid technological change and may be significantly affected by new product introductions and other market activities of industry participants, and these competitive pressures may reduce the demand and prices for our products. Other companies may develop products that are superior to and/or less expensive than our products. Improvements in existing competitive products or the introduction of new competitive products may reduce our ability to compete for sales, particularly if those competitive products demonstrate better safety or effectiveness, clinical results, ease of use or lower costs. Organizational changes we have made or may make to streamline and improve customer experience may not have the intended effect and may instead harm our competitive position and reputation.

We also developed assays to detect COVID-19. While we have seen significant demand for our COVID-19 assays, other companies are working to produce or have produced tests for COVID-19 (including so-called high throughput nucleic acid tests, rapid antigen tests and at-home testing solutions) which may lead to the diversion of customers away from us and toward other companies. Moreover, considerable uncertainty remains as to the demand for ongoing COVID-19 testing, and thus, for our COVID-19 assays. There is no guarantee that current or anticipated demand will continue, or if demand does continue or increases, that we will be able to produce in quantities to meet the demand. As COVID-19 testing declines, customers may also consolidate their molecular testing menu to high throughput, high automation platforms which may further increase the competition our Panther and Panther Fusion instruments face. A significant decline in demand for our COVID-19 assays or a reduction in the reimbursement rates for our COVID-19 assays without a corresponding increase in our other businesses could have a material, adverse effect on our results of operations, cash flow and financial position.

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

As part of our long-term strategy, we are engaged in business development activities including evaluating future acquisitions, joint development opportunities, technology licensing arrangements and other opportunities to further expand our presence in or diversify into priority growth areas by accessing new products and technologies. We may not be able to identify appropriate business development activities or acquisition candidates, consummate transactions or obtain agreements with favorable terms, if at all. We may also be subject to increasing regulatory scrutiny from competition and antitrust authorities in connection with acquisitions. If we are successful in pursuing future acquisitions, we may face significant competition, be required to expend significant funds, incur additional debt or other obligations, or issue additional securities, which may negatively affect our operating results and financial condition. If we spend significant funds or incur additional debt or obligations, our ability to obtain financing for working capital or other purposes could be adversely affected, and we may be more vulnerable to economic downturns and competitive pressures. During fiscal 2021, we made a number of tactical acquisitions which complemented our existing businesses. We continue to integrate those acquisitions. Any inability to successfully integrate new businesses, including our recent acquisitions, decreases in customer loyalty or product orders, failure to retain or develop the acquired workforce, failure to realize anticipated economic, operational and other benefits and synergies in a timely manner, failure to establish and maintain appropriate controls or unknown or contingent liabilities could adversely affect our ability to realize the anticipated benefits of any new product or acquisition. The integration of an acquired business, whether or not successful, requires significant efforts which may result in additional expenses and divert the attention of our management and technical personnel from other projects. Acquisitions, in particular, are inherently risky, and we cannot guarantee that any past or future transaction will be successful.

GLOBAL PUBLIC HEALTH CONCERNS

Public health crises, such as the COVID-19 pandemic, have had, and could in the future have, a negative effect on our business.

Pandemics or disease outbreaks, such as the COVID-19 pandemic, have created and may continue to create significant volatility, uncertainty and economic disruption in the markets we sell our products into and operate in, primarily the U.S., Europe, and Asia-Pacific and may negatively impact business and healthcare activity globally. In response to the COVID-19 pandemic, governments around the world have imposed measures designed to reduce the transmission of COVID-19 and individuals continue to respond to the fear of contracting COVID-19. In particular, elective procedures and exams were delayed or cancelled, there has been a significant reduction in physician office visits, and hospitals postponed or canceled capital purchases as well as limited or eliminated services. While elective procedures and exams and capital purchases have increased from initially depressed levels, the reduction in elective procedures, exams and capital purchases has had, and we believe may continue to have, a negative impact on the sales of most of our products (other than our COVID-19 assays and related systems and ancillaries). Additionally, governments and other third-party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could further adversely affect sales of our products.

The extent to which fear of exposure to or actual effects of COVID-19, new variants, disease outbreak, epidemic or a similar widespread health concern impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the speed and extent of geographic spread of the disease, the duration of the outbreak, travel restrictions, the efficacy of vaccination and treatment; impact on the U.S. and international healthcare systems, the U.S. economy and worldwide economy; the timing, scope and effectiveness of U.S. and international governmental response; and the impact on the health, well-being and productivity of our employees.

CUSTOMER CONCENTRATION AND DISTRIBUTORS
Our Diagnostics segment depends on a small number of customers for a significant portion of its product sales, and the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce revenues in our Diagnostics segment.
Although we do not currently have any customers that represent more than 10% of our consolidated revenues, or more than 10% of a business segment's revenue in fiscal 2022 and 2021, historically a material portion of product sales in our Diagnostics segment came from (and we anticipate will continue to come from) a limited number of customers. The loss of any of these key customers, or a significant reduction in sales volume or pricing to these customers, could significantly reduce our Diagnostics segment revenues or profitability.
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
The loss of any of our key personnel, particularly executive management or key research and development personnel, could harm our business and prospects and could impede the achievement of our research and development, operational or strategic objectives. We also continue to face the challenges of maintaining employee well-being, recognizing that the continued additional financial, family and health burdens that many employees may be experiencing due to the ongoing impacts of COVID-19, macroeconomic uncertainties, including inflation, and other factors, may adversely impact job performance and employee retention. Additionally, in our industry, there is substantial competition for key personnel in the regions in which we operate. We face intense competition for employees, particularly as employees are increasingly able to work remotely. Also, facilitating seamless leadership transitions for key positions is a critical factor in sustaining the success of our organization. If our succession planning efforts are not effective, it could adversely impact our business. We continue to assess the key personnel that we believe are essential to our long-term success. Future organizational changes could also cause our employee attrition rate to increase. If we fail to effectively manage any organizational and/or strategic changes, our financial condition, results of operations, and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed.
CYBERSECURITY AND DATA PRIVACY
Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.
Increased global cybersecurity vulnerabilities, threats, computer viruses, ransomware and phishing attacks and more sophisticated and targeted cyber-related attacks, as well as cybersecurity failures resulting from human error and technological errors, pose a risk to the security of Hologic and its customers, business partners' and suppliers' products, systems and networks and the confidentiality, availability and integrity of data on these products, systems and networks. As the perpetrators of such attacks become more capable, as cybercrime becomes commoditized, and as critical infrastructure is increasingly becoming digitized, the risks in this area continue to grow. While we attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, we remain potentially vulnerable to additional known or unknown threats, and we cannot assure that the impact from such threats will not be material. In addition to existing risks, flexible work arrangements, the adoption of new technologies and acquisitions of new businesses may also increase our exposure to cybersecurity breaches and failures. We also have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations or customer-imposed controls. Despite our implementation of controls to protect our systems and sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced, lost or corrupted data, employee errors and/or malfeasance (including misappropriation by departing employees) that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action. Although we have experienced occasional actual or attempted breaches of our computer systems, to date we do not believe any of these breaches has had a material effect on our business, operations or reputation.
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
Professional societies, government agencies, practice management groups, private health/science foundations, and organizations involved in healthcare issues may publish guidelines, recommendations or studies to the healthcare and patient communities. Organizations like these have in the past made recommendations about our products and those of our competitors. If followed by healthcare providers and insurers, such publications could result in decreased use of our products. For example, in November 2012, the American Congress of Obstetrics and Gynecologists, known as the ACOG, released updates in which it recommended less frequent cervical cancer screening similar to guidelines released in March 2012 by the U.S. Preventative Services Task Force, or the USPSTF, and the American Cancer Society. We believe that these recommendations and guidelines may have contributed to increased screening intervals for cervical cancer, which we believe has and may continue to adversely affect our ThinPrep revenues. Our ThinPrep revenues may also be adversely affected by the July 2020 American Cancer Society cervical cancer screening recommendation for a primary human papillomavirus (HPV) test rather than a Pap test. In addition, on October 20, 2015, the American Cancer Society issued guidelines recommending that women start annual mammograms at age 45 instead of 40 and have a mammogram every two years instead of annually. We believe that this recommendation could result in a decrease in use and purchases of our mammography systems.
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
Our products are also subject to approval and regulation by foreign regulatory and safety agencies. For example, the EU has adopted the EU Medical Device Regulation (the “EU MDR”) and the In Vitro Diagnostic Regulation (the “EU IVDR”), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Implementation of the compliance requirements of these regulations requires us to incur significant expenditures and utilize resources. Failure to continue to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.
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
Our research and development and manufacturing processes involve the controlled use of hazardous materials, such as toxic and carcinogenic chemicals and various radioactive compounds, and the risk of contamination or injury from these materials cannot be eliminated. In such event, we could be held liable for any resulting damages, and any such liability could be extensive. From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, regulations enacted in the EU such as the Registration, Evaluation, Authorization and Restriction of Chemical Substances, or REACH, which requires the registration of and regulates use of certain chemicals, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS, which regulates the use of certain hazardous substances in certain products we manufacture, and the Waste Electrical and Electronic

Equipment Directive, or WEEE, which requires the collection, reuse and recycling of waste from certain products we manufacture. These and similar legislation that has been or is in the process of being enacted in Japan, China and various states of the U.S. may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These redesigns or the use of alternative materials may detrimentally impact the performance of our products, add greater testing lead times for product introductions, result in additional costs or have other similar effects. In addition, changes in environmental laws and regulations, in particular relating to climate change and greenhouse gas (“GHG”) emissions, could require us, or our contract manufacturers or suppliers, to install additional equipment, or alter operations to incorporate new technologies or processes, which may result in additional expenses and adversely affect our operating results. We may also incur significant costs and utilize additional resources to comply with future regulations related to climate-related disclosures.
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
As of September 24, 2022, we had approximately $2.85 billion aggregate principal of indebtedness outstanding (exclusive of additional funds that would be available to draw under our revolver). We also have other contractual obligations and deferred tax liabilities, which as of September 24, 2022, are described under “Notes to Consolidated Financial Statements — Income Taxes, and Non-cancelable Purchase Commitments.” This significant level of indebtedness and our other obligations may:

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
Our credit facilities also require us to satisfy certain financial covenants. Our ability to comply with these provisions may be affected by general economic conditions, political decisions, industry conditions and other events beyond our control. Our failure to comply with the covenants contained in our credit facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

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
A significant portion of our indebtedness is subject to floating interest rates, which makes us more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in our business. As of September 24, 2022, approximately $1.5 billion aggregate principal of our indebtedness, which represented the outstanding principal under our credit facilities, was subject to floating interest rates. We currently have a hedging arrangement (an interest rate swap that expires on December 17, 2023) in place to partially mitigate the impact of higher interest rates. We cannot assure that we would be able to extend this hedge at an attractive price and terms.
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

Material Properties Owned:	Primary Use
Newark, DE	DirectRay digital detector research and development and plate manufacturing operations
Manchester, UK	Administrative and supply chain operations
Londonderry, NH	Manufacturing operations
San Diego, CA	Diagnostics headquarters, including administrative and manufacturing operations
San Diego, CA	Diagnostics research and development, administrative and manufacturing operations

Material Properties Leased:	Primary Use	Lease Expiration (fiscal year)	Renewals
Danbury, CT	Manufacturing facility	2026	None
Danbury, CT	Manufacturing operations and research and development	2023	None
Marlborough, MA	Headquarters, including research and development, manufacturing and distribution operations	2025	2, five-yr. periods
Marlborough, MA	Manufacturing operations	2024	1, five-yr. period
Alajuela, Costa Rica	Manufacturing facility	2028	2, five-yr. periods
Manchester, England	Manufacturing operations and research and development	2035	None
Ougrée, Belgium	Manufacturing operations and research and development	2032	None
We also lease various administrative and customer support centers throughout the world including in Brussels, Belgium, Kerpen, and Berlin Germany, Madrid, Spain, and Shanghai and Beijing, China. In addition, we also lease space for smaller, specialized research and development and manufacturing operations at various additional locations including Aix-en-Provence, France, and Espoo, Finland.

Item 3. Legal Proceedings
For a discussion of legal matters as of September 24, 2022, please see Note 14 to our consolidated financial statements entitled “Litigation and Related Matters,” which is incorporated by reference into this item.

Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. Our common stock is traded on the Nasdaq Global Select Market under the symbol “HOLX.”
Number of Holders. As of November 10, 2022, there were approximately 827 holders of record of our common stock, including multiple beneficial holders at depositories, banks and brokers listed as a single holder in the street name of each respective depository, bank or broker.
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
Recent Sales of Unregistered Securities. We did not sell unregistered securities during the fourth quarter of fiscal 2022.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs ($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
June 26, 2022 – July 23, 2022	1,120	$70.14	—	$—	$324.7
July 24, 2022 – August 20, 2022	2,245	70.95	565,047	71.44	284.4
August 21, 2022 – September 24, 2022	552	68.42	1,984,671	67.86	1,000.0
Total	3,917	$70.36	2,549,718	$68.66	$1,000.0
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

(2)On December 9, 2020, the Board of Directors authorized a share repurchase plan to repurchase up to $1.0 billion of the Company's outstanding common stock, effective December 11, 2020. On September 22, 2022, the Board of Directors authorized a new stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of the Company’s outstanding common stock, effective as of the close of trading on September 23, 2022. This new stock repurchase authorization replaces the previous $1.0 billion authorization, which had approximately $150 million remaining as of September 22, 2022.

Stock Performance Graph
The following information shall not be deemed to be "filed" with the SEC nor shall the information be incorporated by reference into any filings under the Securities Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.
The following graph compares cumulative total shareholder return on our common stock since September 30, 2017 with the cumulative total return of the Standard & Poor’s 500 Index and the S&P Health Care Supplies Index. This graph assumes the investment of $100 on September 30, 2017 in our common stock. Measurement points are the last trading day of each respective fiscal year.

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
Through our Diagnostics segment, we offer a wide range of diagnostic products, which are used primarily to aid in the screening and diagnosis of human diseases. Our primary Diagnostics products include our molecular diagnostic assays, which run on our advanced instrumentation systems (Panther, Panther Fusion and Tigris), our ThinPrep cytology system, and the Rapid Fetal Fibronectin Test. Our Aptima family of molecular diagnostic assays is used to detect, among other things, the infectious microorganisms that cause common sexually transmitted diseases, or STDs, such as chlamydia and gonorrhea, or GTGC; certain high-risk strains of human papillomavirus, or HPV; Trichomonas vaginalis, the parasite that causes trichomoniasis; Mycoplasma genitalium; and Herpes Simplex viruses 1 and 2. We also offer viral load tests for the quantitation of Hepatitis B virus, Hepatitis C virus, human immunodeficiency virus, and human cytomegalo virus for use on our Panther instrument system. In addition, we offer bacterial vaginosis and candida vaginitis assays for the diagnosis of vaginitis, a common and complex ailment affecting millions of women a year. Our assay portfolio also includes diagnostic tests for a range of acute respiratory infections, including SARS-CoV-2, various strains of influenza and parainfluenza, and respiratory syncytial virus that are run on the Panther Fusion system, a field upgradeable instrument addition to the base Panther system. In response to the COVID-19 pandemic, we developed and launched the Aptima SARS-CoV-2 assay and the Aptima SARS-CoV-2/Flu assay (each of which runs on our standard Panther system) and the Panther Fusion SARS-CoV-2 assay (which runs on our Panther Fusion system). In May 2022, we CE-marked two new molecular assays, Panther Fusion EBV Quant assay for quantitation of Epstein-Barr virus, and the Panther Fusion BKV Quant assay for quantitation of the BK virus. These two new assays are the first quantitative real-time PCR assays on the Panther Fusion system. These assays, along with the Aptima CMV Quant assay already available in Europe, expand our Panther Fusion menu of transplant monitoring assays. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth. We also generate service revenues from our CLIA-certified laboratory for testing related to breast cancer and all metastatic cancers.
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
Our GYN Surgical products include our NovaSure Endometrial Ablation System, or NovaSure, our MyoSure Hysteroscopic Tissue Removal System, or MyoSure, our Fluent Fluid Management system, or Fluent, our Acessa ProVu laparoscopic radiofrequency ablation system, or Acessa, as well as our CoolSeal vessel sealing portfolio and our JustRight surgical stapler. The NovaSure portfolio is comprised of the NovaSure CLASSIC and NovaSure ADVANCED devices and most recently, the NovaSure portfolio V5 device for the treatment of abnormal uterine bleeding. The MyoSure suite of devices offers four options to provide incision-less removal of fibroids, polyps, and other pathology within the uterus. The Fluent system is a fluid management system that provides liquid distention during diagnostic and operative hysteroscopic procedures. The Acessa system is a fully integrated system that uses laparoscopic ultrasound, guidance mapping and radio frequency ablation to treat nearly all types of fibroids. The CoolSeal portfolio includes the Trinity, Reveal, and Mini advanced bipolar vessel sealing devices. The JustRight 5 mm stapler features a smaller instrument profile and is used for laparoscopic general and pediatric surgery.
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
Supply Chain Considerations

The current worldwide supply chain shortages and constraints are impacting our ability to obtain certain critical raw materials and components used primarily in our Breast Health capital equipment products. The supply chain shortages and disruptions primarily affecting our Breast Health manufacturing lines are related to electronic components, primarily semiconductor chips. We are dependent on a small number of semiconductor manufacturers and their allocation of chips to us. Based on our current understanding of their allocation of chips to us we expect we will be able to increase production on a sequential quarterly basis throughout fiscal 2023. If such allocation does not meet our expectations or we are not able to obtain alternative sources of chips, we believe we will not be able to manufacture sufficient quantities of our capital equipment products, primarily 3D Dimension systems, Trident specimen radiography systems, Affirm Prone biopsy systems and Brevera systems to meet customer demand. As a result, if we are unable to obtain sufficient quantities of chips, sales of these products may decline or will not increase in fiscal 2023 compared to fiscal 2022 levels. In addition, the prices of raw materials and components, as well as freight, have been rising and continued supply chain shortages could increase the costs further. These factors may result in a lower gross margin for Breast Health in fiscal 2023 for our affected products. Our procurement team has and will continue to expend significant time and resources to try to secure sufficient quantities to meet demand.
Acquisitions
The following sets forth a description of certain of our acquisitions we have completed in our last two fiscal years:
Bolder Surgical
On November 29, 2021, we completed the acquisition of Bolder Surgical Holdings, Inc., or Bolder, for a purchase price of $160.1 million. Bolder, located in Louisville, Colorado, is a developer and manufacturer of energy vessel sealing surgical devices used in both laparoscopic and open procedures. Based on our preliminary valuation, we allocated $96.7 million of the purchase price to the value of intangible assets and $68.8 million to goodwill. The allocation of the purchase price is preliminary as we continue to gather information supporting the valuation of the acquired assets and liabilities. Bolder's results of operations are reported in our GYN Surgical segment.
Mobidiag
On June 17, 2021, we completed the acquisition of Mobidiag Oy, or Mobidiag, for a purchase price of $729.6 million. Mobidiag, located in Finland, manufactures molecular diagnostic solutions for gastrointestinal infections, antimicrobial resistance management and other infections. We also acquired $66.1 million of debt, which was paid off in fiscal 2022. Based on our valuation, we allocated $399.9 million of the purchase price to the value of intangible assets and $427.7 million to goodwill. This acquisition expands our molecular diagnostics portfolio into the near-patient testing market. Mobidiag's results of operations are reported in our Diagnostics segment.
Biotheranostics
On February 22, 2021, we completed the acquisition of Biotheranostics, Inc., or Biotheranostics, for a purchase price of $231.3 million. Biotheranostics, located in San Diego, California, manufactures molecular diagnostic tests that support physicians in the treatment of breast cancer and all metastatic cancers and performs lab testing procedures at its CLIA-certified laboratory. Based on our valuation, we allocated $162.4 million of the purchase price to the value of intangible assets and $80.9 million to goodwill. Biotheranostics' results of operations are included in our Diagnostics segment, and its revenues are reported within Service and Other Revenue in our Consolidated Statements of Income.
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
Somatex Medical Technologies
On December 30, 2020, we completed the acquisition of Somatex Medical Technologies GmbH, or Somatex, for a purchase price of $62.9 million. Somatex, located in Germany, is a manufacturer of biopsy site markers, including the Tumark product line of tissue markers, which we distributed in the U.S. prior to the acquisition. Somatex' results of operations are included in our Breast Health segment.

RESULTS OF OPERATIONS

Fiscal Year Ended September 24, 2022 Compared to Fiscal Year Ended September 25, 2021
Product Revenues

	Fiscal Years Ended
	September 24, 2022		September 25, 2021		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$2,924.6	60.1%	$3,596.1	63.9%	$(671.5)	(18.7)%
Breast Health	680.5	14.0%	815.1	14.5%	(134.6)	(16.5)%
GYN Surgical	521.4	10.7%	486.8	8.6%	34.6	7.1%
Skeletal Health	64.7	1.3%	69.3	1.2%	(4.6)	(6.6)%
	$4,191.2	86.2%	$4,967.3	88.2%	$(776.1)	(15.6)%
We had a decrease in product revenue of 15.6% in fiscal 2022 compared to fiscal 2021. This decrease was primarily due to the decline in revenues in the Diagnostics business as a result of lower COVID-19 assay sales, a decrease in Breast Health revenue, which we primarily attribute to supply chain constraints, and to a lesser extent the negative effect from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies. The decrease in product revenues in fiscal 2022 compared to fiscal 2021 was partially offset by an increase in GYN Surgical product revenue due to an increase in sales volume of these products which we attribute to a recovery of elective procedures as COVID-19 restrictions eased, as well as an increase from our recent acquisitions.
Diagnostics product revenues decreased 18.7% in fiscal 2022 compared to fiscal 2021 primarily due to decreases in Molecular Diagnostics of $656.4 million and a decrease in blood-screening of $15.8 million, partially offset by an increase in Cytology and Perinatal revenue of $0.7 million. While we divested our blood screening business in the second quarter of fiscal 2017, we continue to provide long-term access to Panther instrumentation and certain supplies to the purchaser of that business. Molecular Diagnostics product revenue was $2,427.5 million in fiscal 2022 compared to $3,083.9 million in fiscal 2021. The decrease was primarily attributable to a reduction of $729.0 million in sales our two SARS-CoV-2 assays (primarily the Aptima SARS-CoV-2 assay and to a lesser extent the Panther Fusion SARS-CoV-2 assay) to $1,430.5 million in fiscal 2022 compared to $2,159.5 million in fiscal 2021 primarily due to lower demand from an improvement in the COVID-19 pandemic and, to a lesser extent, the impact of at-home testing alternatives and lower average selling prices on a worldwide basis . We also had a decrease in Panther and Panther Fusion instrument sales in fiscal 2022 compared to fiscal 2021 as sales in fiscal 2021 were higher primarily due to the COVID-19 pandemic as customers expanded their Covid assay testing capacity. These decreases were partially offset by an increase of $53.6 million in our Aptima assays and STD collection kits (exclusive of our SARS-CoV-2 assay), which primarily consist of our CTGC, Bacterial Vaginosis, and CV Candida assays, on a worldwide basis as volumes increased, partially offset by lower HPV assay volumes and a decrease in average selling prices. In addition, we had an increase of $32.6 million in worldwide sales of our Quant Viral assays and Fusion respiratory products in the current fiscal year. The inclusion of Diagenode and Mobidiag products contributed $13.3 million of incremental product revenue in the current fiscal year. We also experienced a decrease in revenue from international sales denominated in foreign currencies from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies. We expect that sales of our COVID-19 assays will continue to decline in fiscal 2023 compared to the current fiscal year as the pandemic recedes and given the continued distribution of vaccines and boosters.
Breast Health product revenues decreased 16.5% in fiscal 2022 compared to fiscal 2021 primarily due to a decrease in volumes of our digital mammography systems, primarily 3D Dimensions systems, related software and workflow products, Affirm biopsy systems and Brevera biopsy systems. The decrease in volume was primarily driven by supply chain constraints related to electronic components, primarily semiconductor chips, that impacted our ability to manufacture sufficient quantities to meet customer demand. We continue to have strong back orders for our capital equipment. These decreases were partially offset by an increase in average selling prices, as well as an increase in sales of our interventional breast solutions products, primarily driven by ATEC and Brevera disposables. We also experienced a decrease in revenue from international sales denominated in foreign currencies from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.

GYN Surgical product revenues increased 7.1% in fiscal 2022 compared to fiscal 2021, primarily due to increases in the sales volume of our Fluent Fluid Management products, Bolder products (comprised of CoolSeal vessel sealing devices and JustRight surgical staplers), MyoSure system sales and Acessa ProVu systems. These increases were partially offset by decreases in NovaSure system sales. We also experienced a decrease in revenue from international sales denominated in foreign currencies from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.
Skeletal Health product revenues decreased 6.6% in fiscal 2022 compared to fiscal 2021 primarily due to a decrease in sales volume of our Horizon DXA systems and Insight FD Fluoroscan systems. We attribute this sales volume decrease largely to supply chain constraints. We also experienced a decrease in revenue from international sales denominated in foreign currencies from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.
Product revenues by geography as a percentage of total revenues were as follows:

	Years ended
	September 24, 2022	September 25, 2021
United States	69.4%	68.3%
Europe	19.7%	21.9%
Asia-Pacific	7.7%	6.7%
Rest of world	3.2%	3.1%
	100.0%	100.0%

The percentage of product revenue derived from the U.S. and Asia-Pacific increased while Europe decreased, which we primarily attribute to a steeper decline in SARS-CoV-2 assay sales in Europe compared to the U.S., partially offset by an increase in HIV assay sales in Africa, and an increase in SARS-CoV-2 assay sales in Australia and New Zealand. The percentage of product revenue increased in Asia-Pacific is primarily due to an increase in volume of ThinPrep and HPV assays in China. In addition, the strengthening of the U.S. dollar against a number of currencies contributed to the increase in the percentage of revenue derived from the U.S. compared to revenue derived from the other geographic regions.
Service and Other Revenues

	Years Ended
	September 24, 2022		September 25, 2021		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$671.6	13.8%	$665.0	11.8%	$6.6	1.0%
Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment. Service and other revenues increased 1.0% in fiscal 2022 compared to fiscal 2021 primarily due to an increase in Breast Health service contract revenue as the Breast Health business continued to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period, as well as additions from our distributor acquisitions. This increase was partially offset by a decrease in installation and training services that are provided with capital product sales as a result of lower unit sales in the current fiscal year. In our Diagnostics business, lab testing revenue from the inclusion of our Biotheranostics acquisition in the second quarter of fiscal 2021, increased $35.9 million in the current year. This was offset by a decrease in royalty revenue of $46.2 million from Grifols, S.A., or Grifols, related to licensing our intellectual property to our COVID-19 assays for their sale in Spain, as the contract expired in December 2021.
Cost of Product Revenues

	Years Ended
	September 24, 2022		September 25, 2021		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Revenues	$1,166.1	27.8%	$1,205.1	24.3%	$(39.0)	(3.2)%
Amortization of Acquired Intangible Assets	295.7	7.1%	276.7	5.5%	19.0	6.9%
Impairment of Acquired Intangible Assets and Equipment	17.4	0.4%	—	—%	17.4	**
	$1,479.2	35.3%	$1,481.8	29.8%	$(2.6)	(0.2)%
** Percentage not meaningful
Product gross margin was 64.7% in fiscal 2022 compared to 70.2% in fiscal 2021.
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 27.8% in the current year compared to 24.3% in the prior year. Cost of product revenues as a percentage of revenue increased in fiscal 2022 primarily due to a decrease in sales of our SARS-CoV-2 assays, which have higher gross margins compared to our other Diagnostic products, and comprised 34.1% and 43.5% of total product revenue in fiscal 2022 and fiscal 2021, respectively.
Diagnostics' product costs as a percentage of revenue increased in fiscal 2022 compared to fiscal 2021 primarily due to lower sales of our SARS-CoV-2 assays, a slight decline in average selling prices of certain assays, an increase in inventory reserves, higher field service costs for our expanded instrument installed base and higher freight charges internationally, partially offset by lower sales of instruments, which carry low margins, and an increase in sales of our Aptima and Quant Viral assays.
Breast Health’s product costs as a percentage of revenue increased in fiscal 2022 compared to fiscal 2021 primarily due to the impact of the COVID-19 pandemic on the supply chain resulting in lower sales volumes of our higher margin products, reduced manufacturing utilization and higher prices of raw materials and components, partially offset by a slight increase in average selling prices of our 3Dimensions systems and related workflow products.
GYN Surgical’s product costs as a percentage of revenue increased in fiscal 2022 compared to fiscal 2021 primarily due to product mix of higher volumes of lower margin products, mostly attributable to sales of our Fluent Fluid Management systems, Bolder products (comprised of CoolSeal vessel sealing devices and JustRight surgical staplers) and Acessa ProVu systems.
Skeletal Health’s product costs as a percentage of revenue increased in fiscal 2022 compared to fiscal 2021 primarily due to increased costs for our Horizon DXA systems workstation upgrades and lower sales volumes of our Horizon DXA and Insight FD systems primarily due to supply chain constraints, partially offset by a slight increase in average selling prices of our Horizon DXA and Insight FD systems.
Amortization of Acquired Intangible Assets. Amortization of intangible assets included in cost of product revenues relates to acquired developed technology, which is generally amortized over its estimated useful life of between 5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense increased in fiscal 2022 compared to fiscal 2021 primarily due to intangible assets acquired in the Mobidiag, Biotheranostics, Diagenode and Bolder acquisitions as well as accelerated amortization related to shortening the life of certain intangible assets acquired in the acquisitions of SuperSonic Imagine SA, or SSI and Faxitron. This was partially offset by lower amortization of intangible assets acquired in the Cytyc acquisition which reduces over time.
Impairment of Intangible Assets and Equipment. As discussed in Note 2 to the consolidated financial statements, we determined that certain developed technology assets acquired in the Focal and Faxitron acquisitions were impaired as a result of decisions to no longer sell certain low-volume products. As a result, we recorded an impairment charge of $17.4 million to write-off these developed technology assets in fiscal 2022.
Cost of Service and Other Revenues

	Years Ended
	September 24, 2022		September 25, 2021		Change
	Amount	% of Service and Other Revenues	Amount	% of Service and Other Revenues	Amount	%
Cost of Service and Other Revenues	$386.2	57.5%	$354.7	53.3%	$31.5	8.9%
Service and other revenues gross margin was 42.5% in fiscal 2022 compared to 46.7% in fiscal 2021. The decrease in gross margin was primarily due to a decrease in royalty revenue from Grifols related to licensing our intellectual property related to our COVID-19 assays for their sale in Spain, which had a high margin. This decrease is partially offset by the inclusion of lab testing revenue from Biotheranostics, which has higher margins than our legacy service business and an increase in Breast Health service contract revenue which benefited gross margin as service contract revenue has higher margins compared to revenue from spare parts, installation and training.
Operating Expenses

	Years Ended
	September 24, 2022		September 25, 2021		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$283.4	5.8%	$276.3	4.9%	$7.1	2.6%
Selling and marketing	630.3	13.0%	561.2	10.0%	69.1	12.3%
General and administrative	407.7	8.4%	433.2	7.7%	(25.5)	(5.9)%
Amortization of acquired intangible assets	45.2	0.9%	42.2	0.7%	3.0	7.1%
Impairment of acquired intangible assets and equipment	27.7	0.6%	—	—%	27.7	**
Contingent consideration—fair value adjustments	(39.5)	(0.8)%	(6.7)	(0.1)%	(32.8)	**
Restructuring and divestiture charges	2.4	—%	9.3	0.2%	(6.9)	(74.2)%
	$1,357.2	27.9%	$1,315.5	23.4%	$41.7	3.2%
** Percentage not meaningful
Research and Development Expenses. Research and development expenses increased 2.6% in fiscal 2022 compared to fiscal 2021 primarily due to the inclusion of incremental expenses from the Mobidiag, Biotheranostics, Diagenode and Bolder acquisitions aggregating $26.7 million. Partially offsetting this increase was the prior year period inclusion of a $7.0 million charge related to the purchase of intellectual property in Breast Health that has no future alternative use, the reversal of a $5.2 million research and development tax credit reserve related to the SSI acquisition in fiscal 2022, a higher credit of $3.2 million recorded to research and development expenses in fiscal 2022 from the Biomedical Advanced Research and Development Authority (BARDA) in connection with a grant to obtain FDA approval of our SARS-CoV-2 assays and develop sampling pooling capability and other enhancements to our SARS-CoV-2 assays, a reduction in spend to implement the European Medical Device Regulation (MDR) and In Vitro Diagnostic Regulation (IVDR) requirements, and lower bonus and expense under our deferred compensation plan. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses increased 12.3% in fiscal 2022 compared to fiscal 2021 primarily due to increased spend on marketing initiatives including our sponsorship of the Women's Tennis Association and our Super Bowl commercial, the inclusion of expenses from the Mobidiag, Biotheranostics, Diagenode and Bolder acquisitions aggregating $28.9 million and an increase in travel, meetings and trade shows that were lower in the prior year primarily due to canceled or curtailed events as a result of the COVID-19 pandemic. Partially offsetting these increases in the current year is a decrease in Breast Health commissions due to lower revenue, a decrease in consulting spend and lower bonus.
General and Administrative Expenses. General and administrative expenses decreased 5.9% in fiscal 2022 compared to fiscal 2021 primarily due to a decrease in acquisition transactions costs of $19.7 million, lower bonus and expense from our deferred compensation plan, a decrease in bad debt expense of $10.1 million, lower litigation and settlement costs, lower integration costs and a reduction in consulting spend. Partially offsetting these decreases was the inclusion of incremental expenses from the Mobidiag, Biotheranostics, Diagenode and Bolder acquisitions aggregating $13.1 million, an increase in charitable donations of $9.0 million, an increase in non-income tax charges, higher information systems infrastructure project spend, an increase in tax and accounting projects and increased travel. In addition, in fiscal 2021 we recorded a $3.5 million credit related to services provided under the transition services agreement for the Cynosure medical aesthetics business we sold in fiscal 2020.
Amortization of Acquired Intangible Assets. Amortization of intangible assets results from customer relationships, trade names and distributor relationships related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 5 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense increased 7.1% in fiscal 2022 compared to fiscal 2021 primarily due to increases from recent acquisitions, partially offset by assets from older acquisitions becoming fully amortized.
Impairment of Intangible Assets and Equipment. As discussed in Note 2 to the consolidated financial statements, we recorded an impairment charge of $27.7 million during fiscal 2022 to record our only IPR&D asset to fair value. The reduction in fair value was due to an increase in the discount rate from higher interest rates, a reduction in forecasted revenues and timing of completing the project.
Contingent Consideration Fair Value Adjustments. In connection with the acquisition of Acessa, we are obligated to make contingent earn-out payments. The payments are based on achieving incremental revenue growth over a three-year period ending annually in December of each 2021, 2022, and 2023. As of the acquisition date for Acessa, we recorded a contingent consideration liability for the estimated fair value of the amount we expected to pay to the former shareholders of the acquired business. This liability is not contingent on future employment, and we recorded our estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, comparable company revenue growth rates, implied volatility and applying a risk adjusted discount rate. Increases or decreases in the fair value of contingent consideration liabilities can result from the passage of time, changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates. In the current year, we recorded a gain of $39.5 million to decrease the liability to its fair value. The reduction in fair value was primarily due to a decrease in forecasted revenues over the measurement period and to a lesser extent an increase in interest rates. In 2021, we recorded a gain of $6.7 million primarily due to a decrease in forecasted revenues over the measurement period.
Restructuring and Divestiture Charges. We have implemented various cost reduction initiatives to align our cost structure with our operations and related to integration activities. These actions have primarily resulted in the termination of employees. As a result, we recorded charges of $2.4 million in fiscal 2022 and $9.3 million in fiscal 2021, primarily related to severance benefits. For additional information, please refer to Note 6 to our consolidated financial statements.
Interest Expense

	Years Ended
	September 24, 2022	September 25, 2021	Change
	Amount	Amount	Amount	%
Interest Expense	$(95.1)	$(93.6)	$(1.5)	1.6%
Interest expense in fiscal 2022 and 2021 consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense in fiscal 2022 increased compared to fiscal 2021 primarily due to an increase in the variable interest rate under our 2021 Credit Agreement partially offset by lower interest rate swap expense as our hedged benchmark interest rate increased throughout the year, lower debt refinancing costs of $4.0 million, and lower interest on our Senior Notes due to issuing our 2029 Senior Notes and paying off our 2025 Senior Notes in the prior year, which had a higher fixed rate.
Debt Extinguishment Loss

	Years Ended
	September 24, 2022	September 25, 2021	Change
	Amount	Amount	Amount	%
Debt Extinguishment Loss	$(0.7)	$(21.6)	$20.9	(100.0)%

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
Other Income (Expense), net

	Years Ended
	September 24, 2022	September 25, 2021	Change
	Amount	Amount	Amount	%
Other Income (Expense), net	$30.9	$(5.4)	$36.3	(672.2)%
In fiscal 2022, this account primarily consisted of net foreign currency exchange gains of $48.5 million, primarily from settling forward foreign currency hedging transactions and mark-to-market of outstanding foreign currency contracts, and a $2.4 million gain on life insurance proceeds as a result of the death of a former employee, partially offset by a loss of $12.2 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan primarily driven by stock market losses, a $4.0 million impairment charge of an equity investment and a charge of $4.3 million to write-off an equity method investment acquired in the Mobidiag acquisition.
In fiscal 2021, this account primarily consisted of a net foreign currency exchange loss of $17.1 million, partially driven by the mark-to-market and settling of outstanding foreign currency contracts, and a charge of $1.8 million for the write-off of an equity investment, partially offset by a gain of $13.4 million on the cash surrender value of life insurance contracts related to our deferred compensation plan driven by prior year stock market gains.
Provision for Income Taxes.

	Years Ended
	September 24, 2022	September 25, 2021	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$286.2	$491.4	$(205.2)	41.8%

Our effective tax rate for fiscal 2022 was a provision of 18.0%. The effective tax rate was lower than the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income, reserve releases resulting from statute of limitations expirations and favorable audit settlements (net of reserve additions for uncertain tax positions), the geographic mix of income earned by the Company's international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate and a tax benefit related to an internal restructuring, partially offset by state income taxes and the global intangible low-taxed income inclusion.
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
Diagnostics

	Years Ended
	September 24, 2022	September 25, 2021	Change
	Amount	Amount	Amount	%
Total Revenues	$3,018.5	$3,695.0	$(676.5)	(18.3)%
Operating Income	$1,359.4	$2,140.1	$(780.7)	(36.5)%
Operating Income as a % of Segment Revenue	45.0%	57.9%
Diagnostics revenues, as discussed above, decreased in fiscal 2022 compared to fiscal 2021 primarily due to a decrease in sales of our SARS-CoV-2 assays and a decrease in royalty revenue from Grifols related to licensing our intellectual property of our COVID-19 assays for their sale in Spain, partially offset by revenue from recent acquisitions and an increase in sales of our Aptima and Quant Viral assays.
Operating income for this business segment decreased in fiscal 2022 compared to fiscal 2021 primarily due to a decrease in gross profit from lower revenues and an increase in operating expenses. Gross margin was 67.1% in the current year compared to 73.2% in the prior year. The decrease in gross margin was primarily due to decreased sales of our SARS-CoV-2 assays which have a higher margin, an increase in intangible asset amortization expense from recent acquisitions, lower Grifols license revenue, an increase in inventory reserves, higher field service costs for our expanded install bases and an increase in freight internationally, partially offset by the inclusion of Biotheranostics lab testing revenue which has a higher gross margin than our legacy businesses.
Operating expenses increased in fiscal 2022 compared to fiscal 2021 primarily due to the IPR&D charge of $27.7 million, the inclusion of operating expenses from the Biotheranostics, Mobidiag, and Diagenode acquisitions in the amount of $67.6 million, an increase in allocated advertising and charitable contributions, an increase in marketing initiatives, trade shows, meetings and travel expenses. These increases were partially offset by lower acquisition transaction costs, lower bonus and expense from our deferred compensation plan, lower integration costs, lower bad debt expense, lower MDR/IVDR implementation costs, and a higher BARDA credit of $3.2 million in the current year.
Breast Health

	Years Ended
	September 24, 2022	September 25, 2021	Change
	Amount	Amount	Amount	%
Total Revenues	$1,227.8	$1,352.2	$(124.4)	(9.2)%
Operating Income	$183.2	$284.2	$(101.0)	(35.5)%
Operating Income as a % of Segment Revenue	14.9%	21.0%
Breast Health revenues decreased in fiscal 2022 compared to fiscal 2021 primarily due to a decrease of $134.6 million in product revenue as discussed above, partially offset by an increase of $10.1 million in service and other revenue. The increase in service revenue is primarily due to an increase in service contract revenue as the Breast Health business continued to convert a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period.
Operating income for this business segment decreased in fiscal 2022 compared to fiscal 2021 primarily due to a decrease in product sales and service gross profit, partially offset by a decrease in operating expenses. Gross margin was 51.9% in the current year compared to 56.4% in the prior year. The decrease in gross margin is primarily due to lower volumes of capital equipment sales, the reduced manufacturing utilization from supply chain shortages, higher costs for raw materials and components, an intangible asset charge of $17.4 million related to certain developed technology assets our Faxitron and Focal acquisitions and an increase in intangible asset amortization expense.
Operating expenses decreased in fiscal 2022 compared to fiscal 2021 primarily due to the reversal of a research and development credit reserve related to the SSI acquisition, a decrease in compensation and commissions from lower sales and sales force headcount, lower bad debt expense, lower bonus and expense from our deferred compensation plan, lower MDR/IVDR implementation costs, lower legal expenses, and a reduction of restructuring charges. These decreases are partially offset by an increase in allocated advertising and charitable contributions, higher marketing initiatives, an increase in travel and higher trade shows and seminars.
GYN Surgical

	Years Ended
	September 24, 2022	September 25, 2021	Change
	Amount	Amount	Amount	%
Total Revenues	$522.9	$488.1	$34.8	7.1%
Operating Income	$104.9	$58.9	$46.0	78.1%
Operating Income as a % of Segment Revenue	20.1%	12.1%
GYN Surgical revenues increased in fiscal 2022 compared to fiscal 2021 due to the increase in product revenues discussed above.
Operating income for this business segment increased in fiscal 2022 compared to fiscal 2021 primarily due to an increase in gross profit from higher revenues and a decrease in operating expenses. Gross margin was 59.2% in the current year, compared to 61.0% in the prior year. The decrease in gross margin was primarily due to product mix as we sold more lower margin products, including our Fluent Fluid Management systems, Bolder products (comprised of CoolSeal vessel sealing devices and JustRight surgical staplers) and Acessa ProVu systems in the current fiscal year.
Operating expenses decreased in fiscal 2022 compared to fiscal 2021 primarily due to a gain of $39.5 million related to the fair value adjustments to the contingent consideration liability related to the Acessa acquisitions compared to a gain of $6.7 million in the prior year. There was also a decrease in research and development project spend, marketing initiatives, legal expenses and bad debt, and lower bonus and expense from our deferred compensation plan partially offset by the inclusion of operating expenses from Bolder of $12.5 million, an increase in commissions from higher sales, an increase in allocated marketing and charitable contributions, and an increase in travel expenses.
Skeletal Health

	Years Ended
	September 24, 2022	September 25, 2021	Change
	Amount	Amount	Amount	%
Total Revenues	$93.6	$96.9	$(3.3)	(3.4)%
Operating Loss	$(7.3)	$(2.9)	$(4.4)	151.7%
Operating Loss as a % of Segment Revenue	(7.8)%	(3.0)%
Skeletal Health revenues decreased in fiscal 2022 compared to fiscal 2021 primarily due to the decrease in product revenues discussed above, partially offset by an increase in service revenue.
Operating loss increased in fiscal 2022 compared to fiscal 2021 primarily due to a decrease in gross profit from lower revenues and an increase in product cost. Gross margin decreased to 28.2% in the current year compared to 31.4% in the prior year primarily due to increased costs for our Horizon DXA systems workstation upgrades and lower sales volume of our Horizon DXA and Insight FD systems primarily due to supply chain constraints, partially offset by a slight increase in average selling prices of our Horizon DXA and Insight FD systems.
Operating expenses were consistent in fiscal 2022 compared to fiscal 2021.
Fiscal Year Ended September 25, 2021 Compared to Fiscal Year Ended September 26, 2020

Discussions of year-to-year comparisons between fiscal 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2021.
LIQUIDITY AND CAPITAL RESOURCES
At September 24, 2022, we had working capital of $2,924.3 million, and our cash and cash equivalents totaled $2,339.5 million. Our cash and cash equivalents balance increased by $1,169.2 million during fiscal 2022 principally due to cash generated from operating activities partially offset by cash used in financing and investing activities related to a business acquisition, repurchases of our common stock and the pay-off of amounts outstanding under the accounts receivable securitization program (the "Securitization Program").
In fiscal 2022, our operating activities provided cash of $2,125.7 million, primarily due to net income of $1,302.0 million, non-cash charges for depreciation and amortization aggregating $430.1 million, stock-based compensation expense of $66.7 million and acquired intangible asset impairment charges of $45.1 million. These adjustments to net income were partially offset by a decrease in net deferred taxes of $166.2 million primarily due to recording a deferred tax asset in connection with an internal restructuring and intangible asset impairments, and a $39.5 million non-cash adjustment to decrease the contingent consideration liability to the former shareholder of Acessa. Cash provided by operations included a net cash inflow of $454.2 million from changes in our operating assets and liabilities. The net cash inflow was primarily driven by a $384.3 million dollar decrease in prepaid expenses and other assets primarily due to tax refunds received in the second quarter related to federal and state loss carryback claims partially offset by a payment for our Women's Tennis Association sponsorship, and a decrease in accounts receivable of $272.3 million due to strong collections in the current year and lower revenues in fiscal 2022 compared to fiscal 2021. These cash inflows were partially offset by an increase in inventory of $136.6 million primarily due to a strategic buildup of emergency sourced components for our Breast Health business to hedge against the continuing worldwide supply constraints, a $15.8 million decrease in accrued expenses and other liabilities related to a decrease in accrued compensation and benefits and payments of value-add taxes partially offset by accrued federal and state income taxes due to timing of payments, a $23.3 million increase in prepaid income taxes, and a $14.4 million decrease in accounts payable due to the timing of payments.
In fiscal 2022, our investing activities used cash of $206.3 million primarily due to net cash paid for our acquisitions (primarily Bolder) of $158.6 million and capital expenditures of $127.2 million, which consisted of the purchases of property and equipment of $70.6 million and $56.6 million for the placement of equipment under customer usage agreements. These uses of cash in investing activities were partially offset by $75.0 million of proceeds received from the Department of Defense under a grant to increase production capacity of our two SARS-CoV-2 assays.
In fiscal 2022, our financing activities used cash of $756.0 million, primarily due to $542.1 million for repurchases of our common stock, $248.5 million for the repayment under the Securitization Program, $63.7 million for the repayment of debt acquired in the Mobidiag acquisition, $22.9 million for the payment of employee taxes withheld for the net share settlement of vested stock units, and a $12.2 million contingent consideration payment as a result of the completion of the first annual earn-out period related to the Acessa acquisition. Partially offsetting these uses of cash were net proceeds of $103.7 million from the refinancing of the 2021 Credit Agreement and $33.5 million from our equity plans, primarily from the exercise of stock options.
Debt
We had total recorded debt outstanding of $2.82 billion at September 24, 2022, which was comprised of our term loan under our 2021 Credit Agreement of $1.49 billion (principal of $1.50 billion), 2029 Senior Notes of $936.6 million (principal of $950.0 million), and 2028 Senior Notes of $396.1 million (principal of $400.0 million).
2021 Credit Agreement
On September 27, 2021, we refinanced our existing term loan and revolving credit facility with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders from time to time party thereto (the "2018 Credit Agreement") by entering into Refinancing Amendment No. 2 dated as of September 27, 2021, to the Amended and Restated Credit and Guaranty Agreement, dated as of October 3, 2017, as amended (the "2021 Credit Agreement"). Borrowings under the 2021 Credit Agreement are secured by first-priority liens on, and a first priority security interest in, substantially all of our U.S. assets and the assets of the Subsidiary Guarantors. These liens are subject to release during the term of the facilities if we are able to achieve certain corporate or corporate family ratings and other conditions are met. The credit facilities under the 2021 Credit Agreement (the "2021 Credit Facilities") consist of:
•A $1.5 billion secured term loan ("2021 Term Loan") with a stated maturity date of September 25, 2026; and
•A secured revolving credit facility (the "2021 Revolver") under which the Borrowers may borrow up to $2.0 billion, subject to certain sublimits, with a stated maturity date of September 25, 2026.
As of the date of this Annual Report, there have been no borrowings under the 2021 Revolver.
On August 22, 2022, the Company and its subsidiaries amended the 2021 Credit Agreement by entering into an amendment (the "Third Amendment") related to the planned phase out of LIBOR by the UK Financial Conduct Authority. The interest rate applicable to the loans under the 2021 Credit Agreement, after giving effect to the Third Amendment, denominated in U.S. Dollars were converted to a variant of the secured overnight financing rate (“SOFR”), as established from time to time by the Federal Reserve Bank of New York, plus a corresponding spread. The Third Amendment converted the Eurocurrency Rate to Term SOFR plus the SOFR Adjustment of 0.10% and the LIBOR Daily Floating Rate to Daily SOFR Rate plus the SOFR Adjustment of 0.10%, effective September 23, 2022.
Borrowings under the 2021 Credit Agreement, other than Swing Line Loans, bear interest, at our option, at the Base Rate, at the Term SOFR Rate, at the Alternative Currency Daily Rate, or at the Daily SOFR Rate, in each case plus the Applicable Rate.

The Applicable Rate in regards to the Base Rate, the Term SOFR Rate, the Alternative Currency Daily Rate, the Alternative Currency Term Rate and the Daily SOFR Rate is subject to change depending on the Total Net Leverage Ratio (as defined in the 2021 Credit Agreement). The borrowings of the Term Loan under the 2021 Credit Facilities, after giving effect to the Third Amendment, initially bear interest at an annual rate equal to the Term SOFR Rate plus the SOFR Adjustment of 0.10% for a one month interest period plus an Applicable Rate equal to 1.00%. As of September 24, 2022, the interest rate under the 2021 Term Loan was 4.18% per annum.
We are also required to pay a quarterly commitment fee calculated on a daily basis equal to the Applicable Rate as of such day multiplied by the undrawn committed amount available under the Revolver. As of September 24, 2022, this commitment fee was 0.15% per annum for the 2021 Revolver.
We are required to make scheduled principal payments under the 2021 Term Loan in increasing amounts ranging from $3.75 million per three-month period commencing with the three-month period ending on December 29, 2022 to $18.75 million per three-month period commencing with the three month period ending on December 26, 2025. The remaining scheduled balance of $1.335 billion (or such lesser aggregate principal amount of the Term Loans then outstanding) on the 2021 Term Loan and any amounts outstanding under the 2021 Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the 2021 Credit Agreement, we may be required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances (excluding permitted debt) and insurance recoveries (subject to certain reinvestment rights). Certain of the mandatory prepayments are subject to reduction or elimination if certain financial covenants are met. These mandatory prepayments are required to be applied first to the 2021 Term Loan, second to any outstanding amount under any Swing Line Loans, third to the 2021 Revolver, fourth to prepay any outstanding reimbursement obligations with respect to letters of credit and fifth to cash collateralize any letters of credit. Subject to certain limitations, we may voluntarily prepay any of the 2021 Credit Facilities without premium or penalty. As of September 24, 2022, the outstanding principal balance of the 2021 Term Loan was $1.5 billion, and there were no amounts outstanding under the 2021 Revolver.
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
The 2021 Credit Agreement contains two financial covenants (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each quarter for the previous twelve month period. As of September 24, 2022, we were in compliance with these covenants.
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
Accounts Receivable Securitization Program
On June 11, 2021, we amended and restated the Credit and Security agreement to restart the Securitization Program (the "Securitization Program") and increased the maximum borrowing amount to $320.0 million. Under the terms of the Securitization Program, we and certain of our wholly-owned subsidiaries sell our customer receivables to a bankruptcy remote special purpose entity, which is wholly-owned by us. The amount that the special purpose entity may borrow at a given point in time is determined based on the amount of qualifying receivables that are present in the special purpose entity at such point in time. The assets of the special purpose entity secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The Securitization Program provides for annual renewals.

During fiscal 2022, we repaid the outstanding balance of $248.5 million under the Securitization Program. On June 10, 2022, we amended the Credit and Security agreement and temporarily suspended the ability to borrow and the need to comply with covenants for up to a year. As of September 24, 2022, we did not have any borrowings under this program.
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
Currently, our only contingent consideration liability is from our Acessa acquisition. We have an obligation to the former Acessa shareholders to make contingent payments based on a multiple of annual incremental revenue growth over a three year period ending annually in December. There is no maximum earnout. Pursuant to ASC 805, the contingent consideration was deemed to be part of the purchase price, and we recorded our estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of the business, comparable companies revenue growth rates, implied volatility and applying a risk adjusted discount rate. The first earn-out period was completed in December 2021, and we paid $12.2 million to the former shareholders in the second quarter of fiscal 2022. As of September 24, 2022 this liability was recorded at its fair value of $23.4 million.
Stock Repurchase Program

On December 9, 2020, our Board of Directors authorized a new five-year share repurchase program, to repurchase up to $1.0 billion of our outstanding common stock. During fiscal 2022, we repurchased 7.7 million shares of our common stock for a total consideration of $542.1 million. On September 22, 2022, our Board of Directors authorized a new stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of our outstanding common stock, effective as of the close of trading on September 23, 2022. This new stock repurchase authorization replaced the previous $1.0 billion authorization, which had $149.7 million remaining as of September 22, 2022. Subsequent to September 24, 2022, we repurchased 1.5 million shares of our common stock for total consideration of $100.0 million. The timing of any future share repurchases will be based upon our continuing analysis of market, financial, and other factors. Repurchases under the authorized share repurchase program may be made using a variety of methods, which may include, but are not limited to, open market purchases, privately negotiated transactions, accelerated share repurchase agreements, or purchases pursuant to a Rule 10b5-1 plan under the Exchange Act. The authorized share repurchase program may be suspended, delayed or discontinued at any time.
Future Liquidity Considerations
We expect to continue to review and evaluate potential strategic transactions that we believe will complement our current or future business. Subject to the "Risk Factors" set forth in Part I, Item 1A of this Annual Report and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Annual Report, we believe that our cash and cash equivalents, cash flows from operations, the cash available under our 2021 Revolver will provide us with sufficient funds in order to fund our expected normal operations and debt payments over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our 2021 Credit Agreement, 2028 Senior Notes, and 2029 Senior Notes. These capital requirements could be substantial. Our operating performance may also be affected by matters discussed under the above-referenced Risk Factors set forth elsewhere in this report. These risks, trends and uncertainties may also adversely affect our long-term liquidity.
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
Business Combinations
We record tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. Contingent consideration, which is not deemed to be linked to continuing employment, is recorded at fair value measured on the date of acquisition using an appropriate valuation model, such as the Monte Carlo simulation model. The value recorded is based on estimates of future financial projections under various potential scenarios, in which the model runs many simulations based on comparable companies' growth rates and their implied volatility. These cash flow projections are discounted with a risk adjusted rate. Each quarter until such contingent amounts are earned, the fair value of the liability is remeasured at each reporting period and adjusted as a component of operating expenses based on changes to the underlying assumptions. The estimates used to determine the fair value of the contingent consideration liability are subject to significant judgment, specifically projected revenues, and given the inherent uncertainties in making these estimates, actual results are likely to differ from the amounts originally recorded and could be materially different.
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
We conducted our fiscal 2022 annual impairment test on the first day of the fourth quarter and utilized the quantitative approach. We used discounted cash flows, or DCF, and market approaches to estimate the fair value of our reporting units as of June 26, 2022 and ultimately used the fair value determined by the DCF in making our impairment test conclusions. We believe we used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing this analysis, all of our reporting units had fair values exceeding their carrying values.
At September 24, 2022, we believe that our reporting units, with goodwill aggregating $3.2 billion, were not at risk of failing the goodwill impairment test based on our current forecasts and qualitative assessment.
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
Intangible Assets
Intangible assets are initially recorded at fair value and stated net of accumulated amortization and impairments. We amortize intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. We evaluate the recoverability of our definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, we estimate the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, the Company uses market participant assumptions pursuant to ASC 820, Fair Value Measurements.
Indefinite lived intangible assets, such as IPR&D assets, are initially recorded at fair value and are required to be tested for impairment annually, or more frequently if indicators of impairment are present. The Company’s annual impairment test date is as of the first day of its fourth quarter. We estimate the fair value of IPR&D assets utilizing a discounted cash flow analysis and key assumptions are revenue growth rates, timing of completion of the project, costs to complete the project and discount rates. These estimates require significant judgment and adverse changes in assumptions could result in a lower fair value.
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
We exercise judgement in estimating variable consideration, which includes volume discounts, sales rebates, product returns and other adjustments. These amounts are recorded as a reduction to revenue and classified as a current liability. We base our estimates for volume discounts and sales rebates on historical information to the extent it is reasonable to be used as a predictive tool of expected future rebates. To the extent the transaction price includes variable consideration, we apply judgment in constraining the estimated variable consideration due to factors that may cause reversal of revenue recognized. We evaluate constraints based on our historical and projected experience with similar customer contracts. Our contracts for the sale of capital equipment and related components, and assays and tests typically do not provide the right to return product, however, our contracts for the sale of our interventional breast and surgical handpieces provide for a right of return for a limited period of time. In general, estimates of variable consideration and constraints are not material to our financial statements.
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
We have recognized $74.6 million in net deferred tax liabilities at September 24, 2022 and $228.6 million at September 25, 2021. The decrease was primarily due to recording a deferred tax asset in connection with an internal restructuring and intangible asset impairments in fiscal 2022. The liabilities primarily relate to deferred taxes associated with our acquisitions. The tax assets primarily relate to net operating and capital loss carryforwards, accruals and reserves, stock-based compensation, and research credits.
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
As of September 24, 2022, we had $247.6 million in gross unrecognized tax benefits excluding interest, of which $231.6 million, if recognized, would reduce our effective tax rate. As of September 25, 2021, we had $212.8 million in gross unrecognized tax benefits excluding interest, of which $197.0 million, if recognized, would have reduced our effective tax rate.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, equity investments, foreign currency derivative contracts, an interest rate swap agreement, insurance contracts, accounts payable and debt obligations. Except for our outstanding 2028 and 2029 Senior Notes, the fair value of these financial instruments approximate their carrying amount. The fair value of our 2028 and 2029 Senior Notes was approximately $365.7 million and $783.9 million, respectively, as of September 24, 2022. Amounts outstanding under our 2021 Credit Agreement of $1.5 billion aggregate principal as of September 24, 2022 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our 2028 and 2029 Senior Notes, and 2021 Credit Agreement. The 2028 and 2029 Senior Notes have fixed interest rates. Effective September 25, 2022 (the first day of fiscal 2023), borrowings under our 2021 Credit Agreement bear interest at the SOFR Rate plus SOFR Adjustment of 0.10% plus the applicable margin of 1.00% per annum.
As of September 24, 2022, there was $1.5 billion of aggregate principal outstanding under the 2021 Credit Agreement. Since this debt obligation is a variable rate instrument, our interest expense associated with this debt instrument is subject to change. A hypothetical 10% adverse movement (increase in the SOFR rate) would increase annual interest expense by approximately $1.6 million, which is net of the impact of our interest rate swap hedge. We previously entered into an interest rate swap agreement to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding under our credit facilities. The critical terms of the interest rate swap were designed to mirror the terms of our SOFR-based borrowings under the 2021 Credit Agreement, and therefore the interest rate swap is highly effective at offsetting the cash flows being hedged. We designated this derivative instrument as a cash flow hedge of the variability of the Term SOFR-based interest payments on $1.0 billion of principal. The interest rate swap contract expires on December 17, 2023.
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
We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Our operating results and certain assets and liabilities that are denominated in foreign currencies are affected by changes in the relative strength of the U.S. dollar against those currencies. Our expenses, denominated in foreign currencies, are positively affected when the U.S. dollar strengthens against those currencies and adversely affected when the U.S. dollar weakens. However, we believe that the foreign currency exchange risk is not significant. We believe a hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material adverse impact on our financial condition or results of operations. During fiscal 2022, we incurred net foreign exchange gains of $48.5 million, net foreign exchange losses of $15.1 million in fiscal 2021 and net foreign exchange gains of $3.4 million in fiscal 2020.

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
As of September 24, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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
Management has assessed the effectiveness of our internal control over financial reporting as of September 24, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Management has excluded from our assessment of and conclusion on the effectiveness of internal control over financial reporting the internal controls of Bolder Surgical Holdings, Inc., which is included in the consolidated financial statements of Hologic, Inc. as of and for the year ended September 24, 2022 and constituted $168.2 million and $142.4 million of our total assets and net assets, respectively, as of September 24, 2022 and $9.9 million and $18.0 million of revenues and pre-tax losses, respectively, for the year then ended.
Subject to the foregoing, based on management’s assessment, we believe that, as of September 24, 2022, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hologic, Inc.
Opinion on Internal Control over Financial Reporting

We have audited Hologic, Inc.’s internal control over financial reporting as of September 24, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hologic, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 24, 2022, based on the COSO criteria.

As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bolder Surgical Holdings, Inc., which is included in the 2022 consolidated financial statements of the Company and constituted $168.2 million and $142.4 million of total and net assets, respectively, as of September 24, 2022 and $9.9 million and $18.0 million of revenues and pre-tax losses, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Bolder Surgical Holdings, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated November 15, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
November 15, 2022

Changes in Internal Control over Financial Reporting
During the quarter ended September 24, 2022, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of the end of our fiscal year ended September 24, 2022 regarding the shares of our common stock available for grant or granted under stock option plans and equity incentives that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	7,255,678	$48.46	3,345,813
Equity compensation plans not approved by security holders	—	$—	—
Total	7,255,678	$48.46	3,345,813
___________
(1)Includes 2,920,969 shares that are issuable upon restricted stock units (RSUs), performance stock units (PSUs) and market stock units (MSUs) vesting. The remaining balance consists of outstanding stock option grants.
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

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year. Our independent public accounting firm is Ernst & Young LLP, New York, NY, PCAOB Auditor ID [PCAOB ID: 42].

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Statements of Income for the years ended September 24, 2022, September 25, 2021 and September 26, 2020
Consolidated Statements of Comprehensive Income for the years ended September 24, 2022, September 25, 2021 and September 26, 2020
Consolidated Balance Sheets as of September 24, 2022 and September 25, 2021
Consolidated Statements of Stockholders’ Equity for the years ended September 24, 2022, September 25, 2021 and September 26, 2020
Consolidated Statements of Cash Flows for the years ended September 24, 2022, September 25, 2021 and September 26, 2020
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.
(b) Listing of Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

2.1	Asset Purchase Agreement, dated December 14, 2016, by and among Hologic, Inc., Grifols Diagnostic Solutions Inc. and Grifols, S.A.	8-K	12/15/2016

2.2	Securities Purchase Agreement, dated as of November 20, 2019, by and among Hologic, Inc., Hologic Holdings Limited and Lotus Buyer, Inc. (6)	8-K	11/20/2019

2.3	Share Purchase Agreement, dated as of April 8, 2021, by and among Hologic, Inc. and certain sellers listed therein (6)	8-K	04/08/2021

3.1	Certificate of Incorporation of Hologic, with amendments	10-K	09/30/2017

3.2	Seventh Amended and Restated Bylaws of Hologic, Inc.	8-K	06/25/2019

4.1	Specimen Certificate for Shares of Hologic’s Common Stock (filed in paper format)	8-A	01/31/1990

4.2	Indenture, dated September 28, 2020, by and among Hologic, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	09/28/2020

4.3	First Supplemental Indenture dated as of May 18, 2021 among Hologic, Inc., The Subsidiary Guarantor Party Hereto and Wells Fargo Bank, National Association, as Trustee	10-K	09/25/2021

4.4	Form of 3.250% Senior Note due 2029 (included in Exhibit 4.2)	8-K	09/28/2020

4.5	Indenture dated January 19, 2018, by and among Hologic, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	01/19/2018

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
4.6	First Supplemental Indenture dated January 19, 2018, by and among Hologic, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	01/19/2018

4.7	Form of 4.625% Senior Note due 2028 (included in Exhibit 4.5)	8-K	01/19/2018

4.8	Second Supplemental Indenture dated as of November 9, 2018 among Hologic, Inc., The Subsidiary Guarantor Parties Hereto and Wells Fargo Bank, National Association, as Trustee	10-K	09/25/2021

4.9	Third Supplemental Indenture dated as of January 8, 2019 among Hologic, Inc., the Subsidiary Guarantors Party Hereto and Wells Fargo Bank, National Association, as Trustee	10-K	09/25/2021

4.10	Fourth Supplemental Indenture dated as of March 14, 2019 among Hologic, Inc., The Subsidiary Guarantor Party Hereto and Wells Fargo Bank, National Association, as Trustee	10-K	09/25/2021

4.11	Fifth Supplemental Indenture dated as of May 18, 2021 among Hologic, Inc., the Subsidiary Guarantor Party Hereto and Wells Fargo Bank, National Association, as Trustee	10-K	09/25/2021

4.12	Description of Securities	10-K	09/28/2019

10.1*	Hologic Amended and Restated 2008 Equity Incentive Plan.	8-K	03/15/2018

10.2*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016).	8-K	10/14/2015

10.3*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2017).	8-K	11/09/2016

10.4*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (Outside US) (adopted fiscal 2017)	Filed Herewith

10.5*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2017).	8-K	11/09/2016

10.6*	Form of Restricted Stok Unit Award Agreement Under 2008 Equity Incentive Plan (Outside US) (adopted fiscal 2017)	Filed Herewith

10.7*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2020).	8-K	11/08/2019

10.8*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2020).	8-K	11/08/2019

10.9*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2020).	8-K	11/08/2019

10.10*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2021).	8-K	11/06/2020

10.11*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2021).	8-K	11/06/2020

10.12*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2021).	8-K	11/06/2020

10.13*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC – Outside US) (adopted fiscal 2021).	8-K	11/06/2020

10.14*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR – Outside US) (adopted fiscal 2021).	8-K	11/06/2020

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.15*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow – Outside US) (adopted fiscal 2021).	8-K	11/06/2020

10.16*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2022).	8-K	11/04/2021

10.17*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2022).	8-K	11/04/2021

10.18*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2022).	8-K	11/04/2021

10.19*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC – Outside US) (adopted fiscal 2022).	8-K	11/04/2021

10.20*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR – Outside US) (adopted fiscal 2022).	8-K	11/04/2021

10.21*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow – Outside US) (adopted fiscal 2022).	8-K	11/04/2021

10.22*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2023).	8-K	11/04/2022

10.23*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2023).	8-K	11/04/2022

10.24*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2023).	8-K	11/04/2022

10.25*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC – Outside US) (adopted fiscal 2023).	8-K	11/04/2022

10.26*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR – Outside US) (adopted fiscal 2023).	8-K	11/04/2022

10.27*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow – Outside US) (adopted fiscal 2023).	8-K	11/04/2022

10.28*	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (annual grant).	10-K	09/28/2013

10.29*	Hologic, Inc. 2012 Employee Stock Purchase Plan, as amended	8-K	03/04/2016

10.30*	Hologic Short-Term Incentive Plan, as amended and restated	8-K	11/07/2018

10.31*	Hologic Amended and Restated Deferred Equity Plan	8-K	12/16/2015

10.32*	Rabbi Trust Agreement.	10-K	09/28/2013

10.33*	Form of Indemnification Agreement (as executed with each director of Hologic).	8-K	03/06/2009

10.34*	Employment Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic.	8-K	12/09/2013

10.35*	Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated September 18, 2015.	8-K	09/21/2015

10.36*	Amendment No. 1 to Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated September 24, 2016.	10-K	09/24/2016

10.37*	Amendment No. 2 to Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated October 5, 2020.	8-K	10/06/2020

10.38*	Form of Matching Restricted Stock Unit Award Agreement	8-K	12/09/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.39*	Change of Control Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic.	8-K	12/09/2013

10.40*	Severance and Change of Control Agreement dated July 31, 2018 by and between Karleen M. Oberton and Hologic, Inc.	8-K	07/31/2018

10.41*	Severance and Change of Control Agreement dated February 2, 2015 by and between John M. Griffin and Hologic.	10-Q	03/28/2015

10.42*	Severance and Change of Control Agreement dated September 15, 2020 by and between Kevin R. Thornal and Hologic, Inc.	8-K	09/15/2020

10.43*	Amended Contract of Employment between Jan Verstreken and Hologic dated December 11, 2020	10-Q	12/26/2020

10.44*	Severance and Change of Control Agreement dated June 28, 2021 by and between Elisabeth (Lisa) Hellmann and Hologic, Inc.	10-Q	06/26/2021

10.45*	Transition Agreement by and between Sean S. Daugherty and Hologic, Inc. dated October 1, 2022	Filed Herewith

10.46*	Form of Division President Severance Agreement (1)	Filed Herewith

10.47*	Form of Senior Vice President Severance Agreement (2)	Filed Herewith

10.48*	Form of Change of Control Agreement (3)	Filed Herewith

10.49	Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership.	Cytyc Corporation 10-K	12/31/2003

10.50
First Amendment to that Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership, entered into August 23, 2017, by and between Hines Global REIT Marlborough Campus LLC and Hologic, Inc. (4)

		10-K	09/30/2017

10.51	Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated April 23, 2007.	10-K	09/29/2007

10.52	Addendum 1 to Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated July 22, 2007. (5) (6)	10-K	09/28/2019

10.53	Addendum 2 to Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated September 22, 2008. (5) (6)	10-K	09/28/2019

10.54	Addendum No. 3 to Current Lease by and Between BCR Fondo de Inversion Inmobiliario and Hologic Surgical Products Costa Rica S.R.L. (4)	10-Q	12/30/2017

10.55	Lease Agreement by and between 445 Simarano Drive, Marlborough LLC and Cytyc dated July 11, 2006.	10-K	09/29/2007

10.56	First Amendment to Lease by and between 445 Simarano Drive Marlborough LLC and Hologic, Inc. dated July 14, 2016. (5)	10-K	09/28/2019

10.57	Lease of land situate at Crewe Road, Wythenshawe in the City of Manchester between the Council of the City of Manchester and V.G. Instruments Group Limited dated February 8, 1988 (5)	10-K	09/25/2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.58
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
		8-K	10/04/2017

10.59	Refinancing Amendment No. 1 dated as of December 17, 2018 to the Amended and Restated Credit and Guaranty Agreement dated as of October 3, 2017.	8-K	12/18/2018

10.60	Refinancing Amendment No. 2, dated as of September 27, 2021, to the Amended and Restated Credit and Guaranty Agreement dated as of October 3, 2017, as amended.	8-K	09/27/2021

10.61	Refinancing Amendment No. 3, dated as of August 22, 2022, to the Amended and Restated Credit and Guaranty Agreement dated as of October 3, 2017, as amended.	Filed Herewith

10.62	Supply Agreement for Panther Instrument System effective November 22, 2006 between Gen-Probe Incorporated and STRATEC Biomedical Systems AG. (4)	Gen-Probe 10-Q	09/30/2007

10.63	Amendment No. 1 dated June 1, 2011 to Supply Agreement for Panther Instrument System. (4)	10-K	09/24/2016

10.64	Amendment No. 2 dated February 28, 2013 to Supply Agreement for Panther Instrument System. (4)	10-K	09/24/2016

10.65	Intellectual Property License, dated as of January 31, 2017, by and among Hologic, Inc., Gen-Probe Incorporated and Grifols Diagnostics Solutions Inc.	8-K	02/02/2017

10.66	First Amendment, dated as of April 9, 2019, to Intellectual Property License, dated as of January 31, 2017, by and among Hologic, Inc., Gen-Probe Incorporated and Grifols Diagnostic Solutions.	10-Q	03/30/2019

21.1	Subsidiaries of Hologic.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
______________
*    Indicates management contract or compensatory plan, contract or arrangement.
(1) The registrant has entered into this agreement with the following executive officers: Essex D. Mitchell.
(2) The registrant has entered into this agreement with the following executive officers: Erik S. Anderson.
(3) The registrant has entered into this agreement with the following executive officers: Essex D. Mitchell and Erik S.
Anderson.
(4)    Confidential treatment has been granted with respect to certain portions of this exhibit. A complete version of this exhibit has been filed separately with the SEC.
(5)    Certain portions of this exhibit are considered confidential and have been omitted as permitted under SEC rules and regulations.
(6)    Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLOGIC, INC.

By:	/S/ STEPHEN P. MACMILLAN
Stephen P. MacMillan
Chairman, President and Chief Executive Officer
Date: November 15, 2022
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN P. MACMILLAN	Chairman, President and Chief Executive Officer (Principal Executive Officer)	November 15, 2022
STEPHEN P. MACMILLAN

/S/ KARLEEN M. OBERTON	Chief Financial Officer (Principal Financial Officer)	November 15, 2022
KARLEEN M. OBERTON

/S/ BENJAMIN J. COHN	Vice President, Corporate Controller (Principal Accounting Officer)	November 15, 2022
BENJAMIN J. COHN

/S/ SALLY W. CRAWFORD	Lead Independent Director	November 15, 2022
SALLY W. CRAWFORD

/S/ CHARLES DOCKENDORFF	Director	November 15, 2022
CHARLES DOCKENDORFF

/S/ SCOTT T. GARRETT	Director	November 15, 2022
SCOTT T. GARRETT

/S/ LUDWIG N. HANTSON	Director	November 15, 2022
LUDWIG N. HANTSON

/S/ NAMAL NAWANA	Director	November 15, 2022
NAMAL NAWANA

/S/ CHRISTIANA STAMOULIS	Director	November 15, 2022
CHRISTIANA STAMOULIS

/S/ AMY M. WENDELL	Director	November 15, 2022
AMY M. WENDELL

Hologic, Inc.
Consolidated Financial Statements
Years ended September 24, 2022, September 25, 2021 and September 26, 2020

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hologic, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hologic, Inc. (the Company) as of September 24, 2022 and September 25, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 24, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 24, 2022 and September 25, 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 24, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 24, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 15, 2022 expressed an unqualified opinion thereon.

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

Product Revenue Recognition
Description of the Matter
As discussed in Note 3 to the consolidated financial statements, the Company generates product revenue from the sale of medical imaging systems and diagnostic and surgical disposable products. The Company’s contracts for capital equipment sales generally have multiple performance obligations.

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

Business Combination
Description of the Matter
As described in Note 5 to the consolidated financial statements, during 2022, the Company completed one business combination for total consideration of $160.1 million. The business combination resulted in the recognition of intangible assets of $96.7 million.

Auditing the Company’s accounting for the business combination was complex due to the significant estimation required by management to determine the fair value of identified intangible assets, which principally consisted of developed technology related to currently marketed products, totaling $73.6 million. The Company used an income approach to measure the fair value of the acquired developed technology intangible assets. The significant assumptions used to estimate the fair value of these intangible assets included discount rates and certain assumptions that form the basis of the forecasted results, specifically revenue growth rates. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for the business combination. For example, we tested controls over the identification and valuation of intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of the developed technology, we performed audit procedures that included, among others, evaluating the Company's use of the selected valuation model for each estimate and testing the significant assumptions described above that were used in the models. We tested the completeness and accuracy of the underlying data used in each analysis. For example, to evaluate revenue growth rates, we compared the assumptions used to current industry, market and economic trends, to the historical results of the acquired business, and to other guideline companies within the same industry. We also performed sensitivity analyses over the significant assumptions used to evaluate the changes in the fair value of each estimate that would result from changes in the assumptions. We involved our valuation professionals to test the models and the significant assumptions noted above. We also compared the Company’s disclosures included in Note 5 to the consolidated financial statements to disclosures required by the relevant accounting guidance.

/s/ Ernst & Young LLP
 We have served as the Company’s auditor since 2002.

Boston, Massachusetts
November 15, 2022

Hologic, Inc.
Consolidated Statements of Income
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Years ended
	September 24, 2022	September 25, 2021	September 26, 2020
Revenues:
Product	$4,191.2	$4,967.3	$3,227.0
Service and other	671.6	665.0	549.4
	4,862.8	5,632.3	3,776.4
Costs of revenues:
Product	1,166.1	1,205.1	953.7
Amortization of acquired intangible assets	295.7	276.7	253.2
Impairment of acquired intangible assets and equipment	17.4	—	25.8
Service and other	386.2	354.7	316.2
Gross Profit	2,997.4	3,795.8	2,227.5
Operating expenses:
Research and development	283.4	276.3	222.5
Selling and marketing	630.3	561.2	484.6
General and administrative	407.7	433.2	355.7
Amortization of acquired intangible assets	45.2	42.2	39.7
Impairment of acquired intangible assets and equipment	27.7	—	4.4
Contingent consideration – fair value adjustments	(39.5)	(6.7)	0.3
Restructuring and divestiture charges	2.4	9.3	15.3
	1,357.2	1,315.5	1,122.5
Income from operations	1,640.2	2,480.3	1,105.0
Interest income	12.9	1.4	4.3
Interest expense	(95.1)	(93.6)	(116.5)
Debt extinguishment loss	(0.7)	(21.6)	—
Other income (expense), net	30.9	(5.4)	9.1
Income before income taxes	1,588.2	2,361.1	1,001.9
Provision (benefit) for income taxes	286.2	491.4	(108.6)
Net income	$1,302.0	$1,869.7	$1,110.5
Net loss attributable to noncontrolling interest	—	(1.8)	(4.7)
Net income attributable to Hologic	$1,302.0	$1,871.5	$1,115.2
Net income per common share attributable to Hologic:
Basic	$5.18	$7.28	$4.24
Diluted	$5.13	$7.21	$4.21
Weighted average number of shares outstanding:
Basic	251,527	257,046	262,727
Diluted	253,845	259,706	264,613

See accompanying notes.

Hologic, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years ended
	September 24, 2022	September 25, 2021	September 26, 2020
Net income	$1,302.0	$1,869.7	$1,110.5
Changes in foreign currency translation adjustment	(224.1)	(20.2)	18.5
Changes in pension plans, net of taxes of $0.4 in 2022, $0.2 in 2021, and $0.1 in 2020.	1.0	0.5	(0.1)
Gain (loss) recognized, net of tax of $13.7 in 2022, $2.5 in 2021, and $(8.3) in 2020 for interest rate swaps	44.0	9.4	(27.6)
Changes in value of hedged interest rate caps, net of tax of $0.2 in 2021, and $0.5 in 2020
Gain (loss) recognized in other comprehensive loss	—	0.4	(0.5)
Loss reclassified from accumulated other comprehensive loss to the statement of operations, net	—	0.5	2.3
Other comprehensive loss	(179.1)	(9.4)	(7.4)
Comprehensive income	$1,122.9	$1,860.3	$1,103.1
Components of comprehensive income attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	—	1.8	4.7
Comprehensive loss attributable to noncontrolling interest	—	1.8	4.7
Comprehensive income attributable to Hologic	$1,122.9	$1,862.1	$1,107.8
See accompanying notes.

Hologic, Inc.
Consolidated Balance Sheets
(In millions, except number of shares, which are reflected in thousands, and par value)

	September 24, 2022	September 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,339.5	$1,170.3
Accounts receivable	617.6	942.7
Inventory	623.7	501.2
Prepaid expenses and other current assets	232.2	528.8
Prepaid income taxes	49.0	25.7
Total current assets	3,862.0	3,168.7
Property, plant and equipment, net	481.6	564.7
Intangible assets, net	1,280.6	1,659.2
Goodwill	3,236.5	3,281.6
Other assets	210.5	245.7
Total assets	$9,071.2	$8,919.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15.0	$313.0
Accounts payable	197.7	215.9
Accrued expenses	535.3	596.2
Deferred revenue	186.5	198.0
Finance lease obligations	3.2	3.7
Total current liabilities	937.7	1,326.8
Long-term debt, net of current portion	2,808.4	2,712.2
Finance lease obligations, net of current portion	18.0	22.8
Deferred income tax liabilities	90.8	250.5
Deferred revenue, net of current portion	9.4	20.3
Other long-term liabilities	330.7	368.7
Commitments and contingencies (Note 13 and 14)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 298,533 and 297,306 shares issued, respectively	3.0	3.0
Additional paid-in-capital	6,042.6	5,965.8
Retained earnings	1,600.3	298.3
Treasury stock, at cost – 51,401 and 43,653 shares, respectively	(2,531.5)	(1,989.4)
Accumulated other comprehensive loss	(238.2)	(59.1)
Total stockholders’ equity	4,876.2	4,218.6
Total liabilities and stockholders’ equity	$9,071.2	$8,919.9
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock			Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount	Noncontrolling Interest
Balance at September 28, 2019	292,323	$2.9	$5,769.8	$(2,688.7)	$(42.3)	24,638	$(926.0)	$—	$2,115.7
Noncontrolling interest created in acquisition	—	—	—	—	—	—	—	8.6	8.6
Accounting standard transition adjustment - ASC 842	—	—	—	0.3	—	—	—	—	0.3
Exercise of stock options	1,761	—	48.3		—	—	—	—	48.3
Vesting of restricted stock units, net of shares withheld for employee taxes	611	—	(14.2)	—	—	—	—	—	(14.2)
Common stock issued under the employee stock purchase plan	412	—	17.6	—	—	—	—	—	17.6
Stock-based compensation expense	—	—	83.3	—	—	—	—	—	83.3
Net income (loss)	—	—	—	1,115.2	—	—	—	(4.7)	1,110.5
Foreign currency translation adjustment	—	—	—	—	18.5	—	—	—	18.5
Adjustment to minimum pension liability, net	—	—	—	—	(0.1)	—	—	—	(0.1)
Repurchase of common stock	—	—	—	—	—	9,064	(448.6)	—	(448.6)
Accelerated share repurchase agreement	—	—	—	—	—	3,907	(205.0)	—	(205.0)
Unrealized loss on interest rate cap	—	—	—	—	(0.5)	—	—	—	(0.5)
Unrealized loss on interest rate swap	—	—	—	—	(27.6)	—	—	—	(27.6)
Interest cost of interest rate cap reclassified to income	—	—	—	—	2.3	—	—	—	2.3
Purchase of non-controlling interest	—	$—	$—	$—	$—	—	$—	(1.8)	(1.8)
Balance at September 26, 2020	295,107	$2.9	$5,904.8	$(1,573.2)	$(49.7)	37,609	$(1,579.6)	$2.1	$2,707.3
Exercise of stock options	857	—	32.9	—	—	—	—	—	32.9
Vesting of restricted stock units, net of shares withheld for employee taxes	980	0.1	(47.6)	—	—	—	—	—	(47.5)
Common stock issued under the employee stock purchase plan	362	—	18.9	—	—	—	—	—	18.9
Stock-based compensation expense	—	—	65.0	—	—	—	—	—	65.0
Net income (loss)	—	—	—	1,871.5	—	—	—	(1.8)	1,869.7
Foreign currency translation adjustment	—	—	—	—	(20.2)	—	—	—	(20.2)
Adjustment to minimum pension liability, net	—	—	—	—	0.5	—	—	—	0.5
Repurchase of common stock	—	—	—	—	—	6,044	(409.8)	—	(409.8)
Unrealized gain on interest rate cap	—	—	—	—	0.4	—	—	—	0.4
Unrealized gain on interest rate swap	—	—	—	—	9.4	—	—	—	9.4
Interest cost of interest rate cap reclassified to income	—	—	—	—	0.5	—	—	—	0.5
Purchase of non-controlling interest	—	—	(8.2)	—	—	—	—	(0.3)	(8.5)
Balance at September 25, 2021	297,306	$3.0	$5,965.8	$298.3	$(59.1)	43,653	$(1,989.4)	$—	$4,218.6
Exercise of stock options	336	—	13.8	—	—	—	—	—	13.8
Vesting of restricted stock units, net of shares withheld for employee taxes	561	—	(22.9)	—	—	—	—	—	(22.9)
Common stock issued under the employee stock purchase plan	330	—	19.2	—	—	—	—	—	19.2
Stock-based compensation expense	—	—	66.7	—	—	—	—	—	66.7
Net income	—	—	—	1,302.0	—	—	—	—	1,302.0
Foreign currency translation adjustment	—	—	—	—	(224.1)	—	—	—	(224.1)
Adjustment to minimum pension liability, net	—	—	—	—	1.0	—	—	—	1.0
Repurchase of common stock	—	—	—	—	—	7,748	(542.1)	—	(542.1)
Unrealized gain on interest rate swap	—	—	—	—	44.0	—	—	—	44.0
Balance at September 24, 2022	298,533	$3.0	$6,042.6	$1,600.3	$(238.2)	51,401	$(2,531.5)	$—	$4,876.2

See accompanying notes.

Hologic, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended
	September 24, 2022	September 25, 2021	September 26, 2020
OPERATING ACTIVITIES
Net income	$1,302.0	$1,869.7	$1,110.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	89.2	88.0	83.1
Amortization	340.9	318.9	292.9
Stock-based compensation expense	66.7	65.0	83.3
Deferred income taxes and other non-cash taxes	(166.2)	(70.1)	(94.4)
Intangible asset and equipment impairment charges	45.1	—	30.2
Contingent consideration fair value adjustments	(39.5)	(6.7)	0.3
Debt extinguishment loss	0.7	21.6	—
Other adjustments and non-cash items	32.6	31.0	27.0
Changes in operating assets and liabilities, excluding the effect of acquisitions and dispositions:
Accounts receivable	272.3	110.9	(427.1)
Inventory	(136.6)	(84.1)	(25.3)
Prepaid income taxes	(23.3)	13.0	(3.8)
Prepaid expenses and other assets	384.3	(56.3)	(286.2)
Accounts payable	(14.4)	20.4	(4.9)
Accrued expenses and other liabilities	(15.8)	(4.9)	96.0
Deferred revenue	(12.3)	14.0	15.0
Net cash provided by operating activities	2,125.7	2,330.4	896.6
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(158.6)	(1,164.7)	(119.4)
Net proceeds from sale of business	—	—	139.3
Purchase of property and equipment	(70.6)	(118.3)	(98.3)
Proceeds from the Department of Defense	75.0	21.5	—
Increase in equipment under customer usage agreements	(56.6)	(59.4)	(58.1)
Purchase of intellectual property	—	(6.5)	—
Other activity	4.5	(2.2)	(5.1)
Net cash used in investing activities	(206.3)	(1,329.6)	(141.6)
FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	1,491.2	—	—
Repayment of long-term debt	(1,387.5)	(75.0)	(45.8)
Proceeds from senior notes, net of issuance costs	—	936.3	—
Repayment of senior notes	—	(970.8)	—
Proceeds from revolving credit line	—	—	750.0
Repayments under revolving credit line	—	(250.0)	(500.0)
Proceeds from accounts receivable securitization agreement	—	320.0	16.0
Repayments under accounts receivable securitization agreement	(248.5)	(71.5)	(250.0)
Repayment of acquired long-term debt	(63.7)	—	—
Purchase of non-controlling interest	—	(8.5)	(1.8)
Payment of contingent consideration	(12.2)	—	—
Payment of deferred acquisition consideration	—	(1.9)	(24.3)
Repurchases of common stock	(542.1)	(409.8)	(653.6)
Net proceeds from issuance of common stock under employee stock plans	33.5	51.3	65.6
Payment of minimum tax withholdings on net share settlements of equity awards	(22.9)	(47.5)	(14.3)
Payments under finance lease obligations	(3.8)	(2.4)	(1.7)
Net cash used in financing activities	(756.0)	(529.8)	(659.9)
Effect of exchange rate changes on cash and cash equivalents	5.8	(1.7)	4.1
Net increase in cash and cash equivalents	1,169.2	469.3	99.2
Cash and cash equivalents, beginning of period	1,170.3	701.0	601.8
Cash and cash equivalents, end of period	$2,339.5	$1,170.3	$701.0
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on the last Saturday in September. Fiscal 2022, 2021 and 2020 ended on September 24, 2022, September 25, 2021 and September 26, 2020, respectively. Fiscal 2022, 2021 and 2020 were 52-week years. Fiscal 2023 will be a 53-week year.
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events recorded in the consolidated financial statements as of and for the year ended September 24, 2022.

Management’s Estimates and Uncertainties
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s revenue recognition for multiple performance obligation arrangements, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, accounts receivable reserves, inventory excess and obsolescence reserves, warranty reserves, certain accrued expenses, restructuring and other related charges, contingent liabilities, tax reserves, deferred tax rates and recoverability of the Company’s net deferred tax assets and related valuation allowances, and stock-based compensation.
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including supply chain constraints primarily related to electronic components, primarily semiconductor chips, dependence on third-party reimbursements to support the markets of the Company’s products, early stage of development of certain products, rapid technological changes, recoverability of long-lived assets (including intangible assets and goodwill), competition, stability of world financial markets, ability to obtain regulatory approvals, changes in the regulatory environment, limited number of suppliers, customer concentration, integration of acquisitions, substantial indebtedness, government regulations, management of international activities, protection of proprietary rights, patent and other litigation, dependence on contract manufacturers and dependence on key individuals.
Cash Equivalents
Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, equity investments and trade accounts receivable. The Company invests its cash and cash equivalents with high credit quality financial institutions.
The Company’s customers are principally located in the U.S., Europe and Asia. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the healthcare industry, as well as global economic conditions, management does not believe significant credit risk exists as of September 24, 2022. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the healthcare industry. The Company maintains an allowance for doubtful accounts based on accounts past due and historical collection experience.
There were no customers with a balance greater than 10% of accounts receivable as of September 24, 2022 and September 25, 2021. There were no customers that represented greater than 10% of consolidated revenues for fiscal years 2022, 2021 and 2020.
Concentration of Suppliers
The Company purchases certain components of its products from a single or small number of suppliers. A change in or loss of these suppliers could cause a delay in filling customer orders and a possible loss of sales, which could adversely affect results of operations.
Supplemental Cash Flow Statement Information

	Years ended
	September 24, 2022	September 25, 2021	September 26, 2020
Cash paid during the period for income taxes	$36.2	$615.1	$265.9
Cash paid during the period for interest	$99.7	$93.2	$109.5
Non-Cash Financing Activities:
Fair value of contingent consideration at acquisition	$—	$—	$82.7
Cash paid for income taxes presented above is net of tax refunds of $430.4 million, $13.7 million and $15.5 million for fiscal years 2022, 2021 and 2020, respectively, driven primarily by federal and state loss carryback claims.
Inventories
Inventories are valued at the lower of cost or market on a first-in, first-out basis. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. The valuation of inventory requires management to estimate excess and obsolete inventory. The Company employs a variety of methodologies to determine the net realizable value of its inventory. Provisions for excess and obsolete inventory are primarily based on management’s estimates of forecasted sales, usage levels and expiration dates, as applicable for certain disposable products. A significant change in the timing or level of demand for the Company’s products compared to forecasted amounts may result in recording additional charges for excess and obsolete inventory in the future. The Company records charges for excess and obsolete inventory within cost of product revenues.
Inventories consisted of the following:

	September 24, 2022	September 25, 2021
Raw materials	$252.9	$163.3
Work-in-process	60.1	53.0
Finished goods	310.7	284.9
	$623.7	$501.2

Property, Plant and Equipment
Property, plant and equipment is recorded at cost less accumulated depreciation and impairments. The straight-line method of depreciation is used for all property and equipment.
Property, plant and equipment consisted of the following:

	Estimated Useful Life	September 24, 2022	September 25, 2021
Equipment	3–10 years	$394.8	$467.1
Equipment under customer usage agreements	3–8 years	486.5	484.6
Buildings and improvements	20–35 years	196.0	191.2
Leasehold improvements	Shorter of the Original Term of Lease or Estimated Useful Life	44.8	49.7
Land		40.9	41.3
Furniture and fixtures	5–7 years	16.7	16.8
Finance lease right-of-use asset		7.5	9.9
		1,187.2	1,260.6
Less - accumulated depreciation and amortization		(705.6)	(695.9)
		$481.6	$564.7

Equipment under customer usage agreements primarily consists of diagnostic instruments located at customer sites but owned by the Company. Generally, the customer has the right to use the equipment for a period of time provided they meet certain agreed to conditions. The Company recovers the cost of providing the equipment from the sale of disposables, primarily assays, tests and handpieces. The depreciation costs associated with equipment under customer usage agreements are charged to cost of product revenues over the estimated useful life of the equipment. The costs to maintain the equipment in the field are charged to cost of product revenue as incurred.
In September 2020 and October 2020, the Company was awarded grants of $7.6 million and $119.3 million, respectively, from the Department of Defense Joint Acquisition Task Force ("DOD") to expand production capacity for the Company's two SARS-CoV-2 assays. These grants are specifically to fund capital equipment and labor investments to increase manufacturing capacity to enable the Company to provide a certain amount of COVID-19 tests per month for the U.S. market. The Company is accounting for the funds received under these grants as a reimbursement of the purchased capital equipment. The Company procures and pays for the capital equipment and necessary resources to build out its facility and construct the manufacturing lines to meet the requirements specified in the grant agreement. Subsequent to the Company paying for the capital equipment, the DOD will reimburse the Company upon it meeting certain requirements. However, the DOD retains title to assets purchased under the agreement, and title is transferred to the Company upon meeting certain milestones of the manufacturing efforts and obtaining approval from the DOD that the respective milestone has been met. As of September 24, 2022, the Company had $20.5 million of capital equipment that was awaiting approval from the DOD pending completion of the defined milestones. In fiscal 2022 and 2021, the Company received $75.0 million and $21.5 million, respectively, from the DOD for reimbursement of capital equipment, which has been recorded as a reduction of the cost basis of the purchased equipment. In addition, a portion of the DOD grant funds expenditures in connection with the project that don't qualify for capitalization and are recorded as a reduction to expenses, which was $7.6 million and $1.3 million in fiscal 2022 and 2021, respectively. Payments under these grants are subject to satisfaction of the conditions of the grants, including applicable governmental appropriations.
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
Business Combinations and Acquisition of Intangible Assets

The Company accounts for the acquisition of a business in accordance with ASC 805, Business Combinations (ASC 805). Amounts paid to acquire a business are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Contingent consideration not deemed to be linked to continuing employment is recorded at fair value on the date of acquisition. The value recorded is based on estimates of future financial projections under various potential scenarios using a Monte Carlo simulation. These cash flow projections are discounted with an appropriate risk adjusted rate. Each quarter until such contingent amounts are earned, the fair value of the liability is remeasured and adjusted as a component of operating expenses based on changes to the underlying assumptions. The estimates used to determine the fair value of the contingent consideration liability are subject to significant judgment and actual results are likely to differ from the amounts originally recorded. The Company determines the fair value of acquired intangible assets based on detailed valuations that use certain information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

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
The Company also uses the income approach, as described above, to determine the estimated fair value of certain other identifiable intangible assets including customer relationships, and trade names. Customer relationships represent established relationships with customers, which provide a ready channel for the sale of additional products and services. Trade names represent acquired company and product names.
Intangible Assets and Goodwill
Intangible Assets
Intangible assets are initially recorded at fair value and stated net of accumulated amortization and impairments. The Company amortizes its intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization is recorded over the estimated useful lives ranging from 5 to 30 years. The Company evaluates the recoverability of its definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, the Company estimates the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of after-tax cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, the Company uses market participant assumptions pursuant to ASC 820, Fair Value Measurements.
Indefinite lived intangible assets, such as IPR&D assets, are initially recorded at fair value and are required to be tested for impairment annually, or more frequently if indicators of impairment are present. The Company’s annual impairment test date is as of the first day of its fourth quarter.

Intangible assets consisted of the following:

	September 24, 2022		September 25, 2021
Description	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,565.6	$3,458.2	$4,597.7	$3,184.2
In-process research and development	33.0	—	71.6	—
Customer relationships	601.9	535.6	591.7	510.1
Trade names	265.2	203.3	268.1	191.8
Total acquired intangible assets	$5,465.7	$4,197.1	$5,529.1	$3,886.1

Internal-use software	26.0	19.9	23.5	17.2
Capitalized software embedded in products	26.5	20.6	25.5	15.6
Total intangible assets	$5,518.2	$4,237.6	$5,578.1	$3,918.9

During the fourth quarter of fiscal 2022, the Company performed its annual impairment test of its only IPR&D intangible asset, which was acquired in the Mobidiag Oy acquisition. The Company determined the fair value of the asset utilizing a DCF model and recorded a $27.7 million impairment charge. The reduction in fair value was due to an increase in the discount rate from higher interest rates, a reduction in forecasted revenues and timing of completing the project. During the fourth quarter of fiscal 2022, the Company identified a certain product line associated with the Focal Therapeutics, Inc. acquisition that would no longer be commercially sold. As a result, the Company recorded an impairment charge to write-off a developed technology asset of $8.2 million. During the third quarter of fiscal 2022, the Company identified certain product lines associated with the Faxitron Bioptics, LLC acquisition that would no longer be commercially sold. As a result, the Company recorded an impairment charge to write-off the developed technology assets of $9.2 million. During the first quarter of fiscal 2022, the Company acquired Bolder Surgical Holdings, Inc. and recorded $73.6 million of developed technology, $21.7 million of customer relationships and $1.4 million of trade names based on its preliminary purchase accounting.
During the third quarter of fiscal 2021, the Company acquired Mobidiag and recorded $285.0 million of developed technology, $74.0 million of in-process research and development, $20.9 million of customer relationships and $20.0 million of trade names. During the second quarter of fiscal 2021, the Company acquired Biotheranostics, Inc. and recorded $160.3 million of developed technology and $2.1 million of trade names. During the second quarter of fiscal 2021, the Company acquired Diagenode SA and recorded $69.8 million of developed technology and $9.2 million of customer relationships. During the second quarter of fiscal 2021, the Company acquired Somatex Medical Technologies GmbH and recorded $38.0 million of developed technology, $1.2 million of customer relationships and $0.9 million of trade names.
Amortization expense related to developed technology is classified as cost of product revenues—amortization of intangible assets. Amortization expense related to customer relationships, and trade names is classified as a component of amortization of intangible assets within operating expenses.
The estimated amortization expense at September 24, 2022 for each of the five succeeding fiscal years was as follows:

Fiscal 2023	$234.8
Fiscal 2024	$221.1
Fiscal 2025	$207.4
Fiscal 2026	$175.8
Fiscal 2027	$84.6

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
In performing the impairment test, the Company utilizes the single-step approach prescribed under Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This approach requires a comparison of the carrying value of each reporting unit to its estimated fair value and to the extent the carrying value exceeds the fair value a charge is recorded up to the amount of goodwill in the reporting unit. To estimate the fair value of its reporting units, the Company primarily utilizes the income approach. The income approach is based on a DCF analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on the Company’s most recent budget and strategic plan and for years beyond this period, the Company’s estimates are based on assumed growth rates expected as of the measurement date. The Company believes its assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates used are intended to reflect the risks inherent in future cash flow projections and are based on estimates of the weighted-average cost of capital (“WACC”) of market participants. The market approach considers comparable market data based on multiples of revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”) and is primarily used as a corroborative analysis to the results of the DCF analysis. The Company believes its assumptions used to determine the fair value of its reporting units are reasonable. If different assumptions were used, particularly with respect to forecasted cash flows, terminal values, WACCs, or market multiples, different estimates of fair value may result and there could be the potential that an impairment charge could result. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.
The Company conducted its fiscal 2022 impairment test for its reporting units on the first day of the fourth quarter, and as noted above used DCF and market approaches to estimate the fair value of its reporting units as of June 26, 2022, and ultimately used the fair value determined by the DCF approach in making its impairment test conclusions. As a result of completing this analysis, all of the Company's reporting units had fair values exceeding their carrying values.
At September 24, 2022, the Company believes that its reporting units, with goodwill aggregating $3.2 billion, were not at risk of failing the goodwill impairment test based on its current forecasts and qualitative assessment.
The Company conducted its fiscal 2021 and 2020 impairment tests for its reporting units on the first day of the fourth quarter of its respective fiscal year, and as noted above used DCF and market approaches to estimate the fair value of its reporting units as of the measurement date, and ultimately used the fair value determined by the DCF approach in making its impairment test conclusions. The Company believes it used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of each measurement date. As a result of completing these analyses, all of the Company's reporting units had fair values exceeding their carrying values.
A rollforward of goodwill activity by reportable segment from September 25, 2021 to September 24, 2022 is as follows:

	Diagnostics	Breast Health	GYN Surgical	Skeletal Health	Total
Balance at September 25, 2021	$1,410.8	$797.1	$1,065.6	$8.1	$3,281.6
Mobidiag acquisition	(4.9)	—	—	—	(4.9)
Bolder acquisition	—	—	68.8	—	68.8
Foreign currency and other adjustments	(92.1)	(15.3)	(1.5)	(0.1)	(109.0)
Balance at September 24, 2022	$1,313.8	$781.8	$1,132.9	$8.0	$3,236.5
Other Assets
Other assets consisted of the following:

	September 24, 2022	September 25, 2021
Other Assets
Tax receivable	$30.4	$24.7
Operating lease right of use assets	68.9	83.6
Life insurance contracts	49.2	64.3
Deferred tax assets	16.2	21.9
Equity investments	5.5	9.5
Other	40.3	41.7
	$210.5	$245.7
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
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830, Foreign Currency Matters. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is determined based on the guidance in ASC 830. The majority of the Company's foreign subsidiaries' functional currency is the applicable local currency, although certain of the Company's foreign subsidiaries' functional currency is the U.S. dollar based on the nature of their operations or functions. Assets and liabilities of subsidiaries whose functional currency is the local currency are translated at the exchange rate in effect at each balance sheet date. Before translation, the Company re-measures foreign currency denominated assets and liabilities, including inter-company accounts receivable and payable, into the functional currency of the respective entity, resulting in unrealized gains or losses recorded in other income (expense), net in the Consolidated Statements of Income. Revenues and expenses are translated using average exchange rates during the respective period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss), which is a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are included in other income (expense), net in the Consolidated Statements of Income. During fiscal years 2022, 2021 and 2020, the Company recorded net foreign exchange gains (losses) of $48.5 million, $(15.1) million, and $3.4 million, respectively.
Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) includes certain transactions that have generally been reported in the statement of stockholders’ equity. The following tables summarize the components and changes in accumulated balances of other comprehensive loss for the periods presented:

	Year Ended September 24, 2022				Year Ended September 25, 2021
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Caps	Hedged Interest Rate Swaps	Total
Beginning Balance	$(43.1)	$(1.3)	$(14.7)	$(59.1)	$(22.9)	$(1.8)	$(0.9)	$(24.1)	$(49.7)
Other comprehensive income (loss) before reclassifications	(224.1)	1.0	44.0	(179.1)	(20.2)	0.5	0.4	9.4	(9.9)
Charges reclassified to statement of operations	—	—	—	—	—	—	0.5	—	0.5
Ending Balance	$(267.2)	$(0.3)	$29.3	$(238.2)	$(43.1)	$(1.3)	$—	$(14.7)	$(59.1)
Derivatives
Interest Rate Risk - Cash Flow Hedge
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
The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR-based borrowings under its Credit Agreement, that has been amended multiple times, and therefore were highly effective at offsetting the cash flows being hedged. The Company designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on $1.0 billion of principal, which ended on December 27, 2019 (the first quarter of fiscal 2020) for the contracts entered into in fiscal 2018, and on December 23, 2020 (the first quarter of fiscal 2021) for the interest rate cap agreements entered into in fiscal 2019.
During fiscal 2021 and 2020, interest expense of $0.5 million and $2.3 million, respectively, was reclassified from AOCI to the Company's Consolidated Statements of Income related to the interest rate cap agreements. The last interest rate cap agreement matured as of December 26, 2020.
In fiscal 2019, in order to hedge a portion of its variable rate debt, the Company entered into an interest rate swap contract with an effective date of December 23, 2020 and a termination date of December 17, 2023. On August 25, 2022, the interest rate swap agreement (consistent with the Company's Credit Agreement; see Note 7) was restructured to convert the benchmark interest rate from LIBOR to the SOFR rate effective September 23, 2022 with a termination date of December 17, 2023. The Company applied the practical and optional expedients in ASC 848, Reference Rate Reform, in evaluating the impact of modifying the contract, which resulted in no change to the accounting for this derivative contract. The notional amount of this swap is $1.0 billion. The restructured interest rate swap effectively fixes the SOFR component of the variable interest rate on $1.0 billion of the notional amount under the 2021 Credit Agreement at 1.23%. The critical terms of the restructured interest rate swap are designed to mirror the terms of the Company’s SOFR-based borrowings under its credit agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the SOFR-based interest payments on $1.0 billion of principal. Therefore, changes in the fair value of the swap are recorded in AOCI and net of taxes were a gain of $44.0 million, a gain of $9.4 million and a loss of $27.6 million for fiscal years 2022, 2021, and 2020, respectively. The fair value of this derivative was in an asset position of $38.9 million as of September 24, 2022.
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

	Years Ended
	September 24, 2022	September 25, 2021	September 26, 2020
Amount of realized (loss) gain recognized in income
Forward foreign currency contracts	$68.5	$(3.6)	$0.7
Foreign currency option contracts	—	(6.1)	(1.9)
	$68.5	$(9.7)	$(1.2)
Amount of unrealized (loss) gain recognized in income
Forward foreign currency contracts	$14.7	$0.5	$(0.2)
Foreign currency option contracts	5.5	(4.0)	4.0
	$20.2	$(3.5)	$3.8
Amount of gain (loss) recognized in income
Total	$88.7	$(13.2)	$2.6

As of September 24, 2022, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and are used to hedge fluctuations in the U.S. dollar of certain of the Company's cash balances denominated in the Euro and UK pound, as well as forecasted transactions denominated in the Euro, UK pound, Australian Dollar, Canadian Dollar, Chinese Yuan and Japanese Yen with an aggregate notional amount of $458.1 million.
Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of September 24, 2022:

	Balance Sheet Location	September 24, 2022	September 25, 2021
Assets:
Derivative instrument designated as a cash flow hedge:
Interest rate swap contract	Prepaid expenses and other current assets	$31.9	$—
Interest rate swap contract	Other assets	7.0	—
		$38.9	$—

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$15.8	$1.7
Foreign currency option contracts	Prepaid expenses and other current assets	10.6	—
		$26.4	$1.7
Liabilities:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contract	Accrued expenses	$—	$11.1
Interest rate swap contract	Other long-term liabilities	—	7.6
Total		$—	$18.7
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$—	$0.6
The following table presents the unrealized gain (loss) recognized in AOCI related to the interest rate caps and interest rate swap for the following reporting periods:

	Years Ended
	September 24, 2022	September 25, 2021	September 26, 2020
Amount of gain (loss) recognized in other comprehensive income (loss), net of taxes:
Interest rate swap	$44.0	$9.4	$(27.6)
Interest rate cap agreements	—	0.4	(0.5)
Total	$44.0	$9.8	$(28.1)
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
The following is a rollforward of the allowance for credit losses for fiscal 2022, 2021 and 2020:

	Balance at Beginning of Period	Charged to Costs and Expenses	Divested	Write- offs and Payments	Balance at End of Period
Period Ended:
September 24, 2022	$40.5	$3.4	$—	$(6.2)	$37.7
September 25, 2021	$31.6	$15.0	$—	$(6.1)	$40.5
September 26, 2020	$17.8	$26.8	$(5.8)	$(7.2)	$31.6
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

A reconciliation of basic and diluted share amounts for fiscal 2022, 2021, and 2020 was as follows:

	September 24, 2022	September 25, 2021	September 26, 2020
Basic weighted average common shares outstanding	251,527	257,046	262,727
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock units	2,318	2,660	1,886
Diluted weighted average common shares outstanding	253,845	259,706	264,613
Weighted-average anti-dilutive shares related to:
Outstanding stock options and restricted stock units	1,049	528	1,158
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
Product warranty activity for fiscal 2022 and 2021 was as follows:

	Balance at Beginning of Period	Provisions	Acquired	Settlements/ Adjustments	Balance at End of Period
Period ended:
September 24, 2022	$8.8	$6.3	$—	$(7.1)	$8.0
September 25, 2021	$9.9	$7.7	$0.3	$(9.1)	$8.8
Advertising Costs
Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $78.1 million, $9.8 million and $15.6 million for fiscal 2022, 2021 and 2020, respectively, and were included in selling and marketing expense in the Consolidated Statements of Income. The increase in advertising costs in fiscal 2022 was primarily due to the Company's agreement to be a sponsor of the Women's Tennis Association and the production and running of its Super Bowl commercial.

New Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The FASB issued this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and are applicable to the Company in fiscal 2022. The adoption of ASU No. 2019-12 did not have a material impact on the Company's consolidated financial position and results of operations.
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

3. Revenue

The Company accounts for revenue pursuant to ASC 606, Revenue from Contracts with Customer (ASC 606) and generates revenue from the sale of its products, primarily medical imaging systems and related components and software, diagnostic tests and assays and surgical disposable products, and related services, which are primarily support and maintenance services on its medical imaging systems, and to a lesser extent installation, training and repairs. In addition, the Company generates service revenue from performing laboratory testing services acquired in its Biotheranostics, Inc. acquisition, which is included in its Molecular Diagnostics business. The Company's products are sold primarily through a direct sales force, and within international markets, there is more reliance on distributors and resellers. Revenue is recorded net of sales tax. The following table provides revenue from contracts with customers by business and geographic region on a disaggregated basis:

	Years Ended
	September 24, 2022			September 25, 2021			September 26, 2020
Business (in millions)	United States	Intl.	Total	United States	Intl.	Total	United States	Intl.	Total
Diagnostics:
Cytology & Perinatal	$300.4	$174.3	$474.7	$304.6	$169.3	$473.9	$266.3	$143.8	$410.1
Molecular Diagnostics	1,694.5	816.9	2,511.4	2,038.9	1,132.6	3,171.5	1,272.5	375.9	1,648.4
Blood Screening	32.4	—	32.4	49.6	—	49.6	43.6	—	43.6
Total	2,027.3	991.2	3,018.5	2,393.1	1,301.9	3,695.0	1,582.4	519.7	2,102.1

Breast Health:
Breast Imaging	735.1	216.5	951.6	830.4	253.0	1,083.4	722.0	231.6	953.6
Interventional Breast Solutions	222.1	54.1	276.2	221.4	47.5	268.9	166.6	31.7	198.3
Total	957.2	270.6	1,227.8	1,051.8	300.5	1,352.3	888.6	263.3	1,151.9

GYN Surgical	423.8	99.1	522.9	396.4	91.7	488.1	310.1	66.0	376.1

Skeletal Health	59.6	34.0	93.6	61.0	35.9	96.9	51.2	29.8	81.0

Medical Aesthetics	—	—	—	—	—	—	30.9	34.4	65.3
Total	$3,467.9	$1,394.9	$4,862.8	$3,902.3	$1,730.0	$5,632.3	$2,863.2	$913.2	$3,776.4

	Years Ended
Geographic Regions (in millions)	September 24, 2022	September 25, 2021	September 26, 2020
United States	$3,467.9	$3,902.3	$2,863.2
Europe	888.5	1,201.8	569.8
Asia-Pacific	359.7	365.0	226.8
Rest of World	146.7	163.2	116.6
	$4,862.8	$5,632.3	$3,776.4

The following table provides revenue recognized by source:

	Years Ended
Revenue by type (in millions)	September 24, 2022	September 25, 2021	September 26, 2020
Disposables	$3,603.6	$4,198.2	$2,561.1
Capital equipment, components and software	587.6	769.1	665.9
Service	652.4	598.1	516.6
Other	19.2	66.9	32.8
	$4,862.8	$5,632.3	$3,776.4

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

Revenue from laboratory testing services, which are generated by the Company's Biotheranostics acquisition, is recognized based upon contracted amounts with payors and historical cash collection experience for the same test or same payor group. Revenue is recognized once the laboratory services have been performed, the results have been delivered to the ordering physician, the payor has been identified, and insurance has been verified. The estimated timeframes for cash collection are three months for Medicare payors, six months for Medicare Advantage payors, and nine months for commercial payors.

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

Variable Consideration

The Company exercises judgment in estimating variable consideration, which includes volume discounts, sales rebates, product returns and other adjustments. These amounts are recorded as a reduction to revenue and classified as a current liability. The Company bases its estimates for volume discounts and sales rebates on historical information to the extent it is reasonable to be used as a predictive tool of expected future rebates. To the extent the transaction price includes variable consideration, the Company applies judgment in constraining the estimated variable consideration due to factors that may cause reversal of revenue recognized. The Company evaluates constraints based on its historical and projected experience with similar customer contracts. The Company's contracts for the sale of capital equipment and related components, and assays and tests typically do not provide the right to return product, however, its contracts for the sale of its GYN Surgical and Interventional Breast Solutions surgical handpieces provide for a right of return for a limited period of time. In general, estimates of variable consideration and constraints are not material to the Company's financial statements.

Remaining Performance Obligations

As of September 24, 2022, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $867.6 million. These remaining performance obligations primarily relate to support and maintenance obligations and extended warranty in the Company's Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 43% of this amount as revenue in 2023, 29% in 2024, 17% in 2025, 8% in 2026, and 3% thereafter. As permitted, the Company does not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company's Breast Health and Skeletal Health reportable segments. Contract liabilities are classified as other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. The Company recognized revenue of $119.7 million and $112.1 million in the years ended September 24, 2022 and September 25, 2021, respectively, that was included in the contract liability balance at September 25, 2021 and September 26, 2020, respectively.

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

Lessee Activity - Leases where Hologic is the Lessee

The majority of the Company's facilities are occupied under operating lease arrangements with various expiration dates through 2035, some of which include options to extend the term of the lease, and some of which include options to terminate the lease within one year. The Company has operating leases for office space, land, warehouse and manufacturing space, vehicles and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet and expense for these leases is recognized on a straight-line basis over the lease term. For leases executed in fiscal 2020 and later, the Company accounts for the lease components and the non-lease components as a single lease component. The Company's leases have remaining lease terms of one year to approximately 13 years, some of which may include options to extend the leases for up to 10 years and some include options to terminate early. These options have been included in the determination of the lease liability when it is reasonably certain that the option will be exercised. The Company does not have any leases that include residual value guarantees.

The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. The right-of-use assets and related liabilities for operating leases are included in other assets, accrued expenses, and other long-term liabilities in the consolidated balance sheet as of September 24, 2022.

Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease contract. Operating and finance lease liabilities and their corresponding right-of-use assets are recorded based on the present value of fixed lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the incremental borrowing rate, which is the estimated rate that would be incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The weighted average discount rate utilized on the Company's operating and finance lease liabilities as of September 24, 2022 was 1.97%.

The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

		September 24, 2022		September 25, 2021
	Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Assets
Lease right-of-use assets	Other assets	$68.9	$—	$83.6	$—
Finance lease right-of-use assets (non-current)	Property, plant and equipment, net	$—	$6.0	$—	$9.3
Liabilities
Operating lease liabilities (current)	Accrued expenses	$23.2	$—	$26.8	$—
Finance lease liabilities (current)	Finance lease obligations - short term	$—	$3.2	$—	$3.7
Operating lease liabilities (non-current)	Other long-term liabilities	$53.8	$—	$66.1	$—
Finance lease liabilities (non-current)	Finance lease obligations - long term	$—	$18.0	$—	$22.8

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

The following table presents the weighted average remaining lease term and discount rate information related to the Company's operating and finance leases:

	As of September 24, 2022		As of September 25, 2021
	Operating Leases	Finance Lease	Operating Leases	Finance Lease
Weighted average remaining lease term	4.51	6.53	4.95	7.52
Weighted average discount rate	1.3%	4.3%	1.6%	4.3%

The following table provides information related to the Company’s operating and finance leases:

	Year Ended September 24, 2022	Year Ended September 25, 2021
Operating lease cost (a)	$28.6	$30.1
Finance lease cost - amortization of right-of-use assets	$0.8	$0.6
Finance lease cost - interest cost	$1.0	$1.0
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1.0	$1.0
Operating cash flows from operating leases	$29.3	$28.2
Financing cash flows from finance leases	$3.3	$2.4
Total cash paid for amounts included in the measurement of lease liabilities	$33.6	$31.6

ROU assets arising from entering into new operating lease obligations	$16.6	$28.6
ROU assets arising from entering into new finance lease obligations	$—	$9.1
(a) Includes short-term lease expense and variable lease costs, which were immaterial for the year ended September 24, 2022.
The following table presents the future minimum lease payments under non-cancellable operating lease liabilities and finance lease as of September 24, 2022:

Fiscal Year	Operating Leases	Finance Leases
2023	$24.2	$4.0
2024	19.5	3.8
2025	14.0	3.7
2026	8.8	3.7
2027	6.2	3.9
Thereafter	6.8	4.9
Total future minimum lease payments	79.5	24.0
Less: imputed interest	(2.5)	(2.8)
Present value of lease liabilities	$77.0	$21.2
Lessor Activity - Leases where Hologic is the Lessor

Certain assets, primarily diagnostics instruments, are leased to customers under contractual arrangements that typically include an operating lease and performance obligations for disposables, reagents and other consumables. These contractual arrangements are subject to termination provisions which are evaluated in determining the lease term for lease accounting purposes. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where instruments are provided under operating lease arrangements, some portion or the entire lease revenue may be variable and subject to subsequent non-lease component (e.g., reagent) sales. Sales-type leases are immaterial. The allocation of revenue between the lease and non-lease components is based on stand-alone selling prices. Lease revenue represented less than 3% of the Company’s consolidated revenue for all periods presented.

In connection with the disposition of the Medical Aesthetics business in fiscal 2020, the Company entered into an agreement to sublease to Cynosure its U.S. headquarters and manufacturing location. As such, the Company derecognized $10.2 million for the right-of-use asset for the finance lease and recorded a lease receivable, which is $15.2 million as of September 24, 2022.
The Company leases a portion of a building it owns and subleases some of its rented facilities and has received aggregate rental income of $2.8 million, $2.6 million and $2.0 million in fiscal 2022, 2021 and 2020, respectively, which has been recorded as an offset to operating lease costs. The future minimum annual rental income payments under these lease and sublease agreements at September 24, 2022 are as follows:

Fiscal 2023	$2.7
Fiscal 2024	2.5
Fiscal 2025	1.7
Fiscal 2026	0.8
Fiscal 2027	0.9
Thereafter	1.3
Total	$9.9

5. Business Combinations

During fiscal 2022, 2021, and 2020, the Company completed several business combinations for a total consideration of $160.1 million, $1,178.9 million, and $269.0 million, respectively. The business combinations resulted in the recognition of intangible assets, goodwill and other assets and liabilities summarized below. During 2021, the Company also completed an asset acquisition of customer relationship assets of $5.6 million.

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

Cash	$1.9
Accounts receivable	1.3
Inventory	3.3
Other assets	3.0
Accounts payable and accrued expenses	(3.2)
Identifiable intangible assets:
Developed technology	73.6
Customer relationship	21.7
Trade names	1.4
Deferred income taxes, net	(11.7)
Goodwill	68.8
Purchase Price	$160.1

In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Bolder's business. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities, including, but not limited to, deferred income taxes.

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
The IPR&D project relates to an in-process project that had not reached technological feasibility as of the acquisition date and has no alternative future use. The primary basis for determining technological feasibility of the project is obtaining regulatory approval to market the underlying product. The asset recorded relates to one project, and the Company expects to complete the project in approximately three years. In the fourth quarter of fiscal 2022 in connection with the annual impairment test for indefinite-lived intangible assets the Company recorded an impairment charge of $27.7 million to record the asset at fair value. The reduction in fair value was due to an increase in the discount rate from higher interest rates, a reduction in forecasted revenues and timing of completing the project. Given the uncertainties inherent with product development and introduction, there can be no assurance that the Company's product development efforts will be successful, completed on a timely basis or within budget, if at all. The IPR&D asset was valued using the income approach.
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

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Biotheranostics' business. As part of the purchase price allocation, the Company determined the identifiable intangible assets are developed technology and trade names. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 18.0% rate. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The weighted average life of developed technology and trade names was 10 years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the amount of goodwill were primarily based on anticipated synergistic benefits of adding Biotheranostics' CLIA lab to the Company's portfolio of offerings and of utilizing Diagnostic's marketing and regulatory expertise to drive adoption and revenue growth. None of the goodwill is expected to be deductible for income tax purposes.

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

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Diagenode's business. As part of the purchase price allocation, the Company determined the identifiable intangible assets are developed technology and customer relationships. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 14.5% rate for developed technology and a 13.5% rate for customer relationships. The cash flows were based on estimates used to price the transaction, and the discount rate applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The weighted average life of developed technology and customer relationships was 10 years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the amount of goodwill were based on anticipated synergistic benefits of Diagenode's products broadening the Diagnostics portfolio of molecular diagnostics products primarily in the transplant and acute care gastrointestinal and respiratory space as customers seek a broader menu of tests, utilizing Diagnostic's sales force to drive menu expansion and revenue growth and gaining additional PCR assay development expertise. None of the goodwill is expected to be deductible for income tax purposes.

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

Fiscal 2020 Acquisitions

Acessa Health

On August 23, 2020, the Company completed the acquisition of Acessa Health, Inc. ("Acessa") for a purchase price of
$162.0 million, which included a hold-back of $3.0 million that was paid in January 2021, and contingent consideration, which the Company estimated the fair value to be $81.8 million as of the measurement date. Acessa, located in Austin, Texas, manufactures and markets the ProVu system, a laparoscopic radio frequency ablation system for use in treatment of uterine fibroids. Acessa's results of operations are reported in the Company's GYN Surgical reportable segment from the date of acquisition.

The contingent payments are based on a multiple of annual incremental revenue growth over a three-year period ending annually in December of each 2021, 2022, and 2023. There is no maximum earnout. Pursuant to ASC 805, Business Combinations (ASC 805), the Company recorded its estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, revenue growth rates of comparable companies, implied volatility and applying a risk adjusted discount rate. Each quarter the Company is required to remeasure the fair value of the liability as assumptions change and such adjustments are recorded in operating expenses. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820, Fair Value Measurements. This fair value measurement is directly impacted by the Company's estimate of future incremental revenue growth of the business. Accordingly, if actual revenue growth is higher or lower than the estimates within the fair value measurement, the Company would record additional charges or gains. During the year ended September 24, 2022, the Company remeasured the contingent consideration and recorded a gain of $39.5 million to record the liability at fair value. The reduction in fair value was primarily due to a decrease in forecasted revenues over the measurement period and to a much lesser extent an increase in the discount rate driven by market rates. During the year ended September 25, 2021, the Company remeasured the contingent consideration liability and recorded a gain of $6.7 million to record the liability at fair value. The reduction in fair value was primarily due to a decrease in forecasted revenues over the measurement period, partially offset by a lower discount rate and accretion of the liability based on the passage of time. During the second quarter of fiscal 2022, the Company made a payment of $12.2 million for the first earn-out period. As of September 24, 2022, the contingent consideration liability was $23.4 million, $12.0 million of which was recorded within accrued expenses and $11.4 million was recorded within other long-term liabilities.

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

Health Beacons

On February 3, 2020, the Company completed the acquisition of Health Beacons, Inc. ("Health Beacons") for a purchase price of $19.7 million. Health Beacons manufactures the LOCalizer product. Based on the Company's valuation, it allocated $10.7 million to developed technology and $6.2 million to goodwill. The remaining $2.8 million of the purchase price was allocated to acquired tangible assets and liabilities. Health Beacons' results of operations are reported in the Company's Breast Health reportable segment from the date of acquisition.

Alpha Imaging

On December 30, 2019, the Company completed the acquisition of assets from Alpha Imaging, LLC ("Alpha Imaging") for a purchase price of $18.0 million. Alpha Imaging was a long-standing distributor of the Company's Breast and Skeletal Health products in the U.S. The majority of the purchase price was allocated to a customer relationships intangible asset with a useful life of 5 years.

6. Restructuring and Divestiture Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions which are described below. The following table displays charges taken related to restructuring actions in fiscal 2022, 2021 and 2020 and a rollforward of the charges to the accrued balances as of September 24, 2022:

	Fiscal 2022 Actions	Fiscal 2021 Actions	Fiscal 2020 Actions	Other	Total
Restructuring Charges
Fiscal 2020 charges:
Workforce reductions	$—	$—	$13.2	$0.2	$13.4
Facility closure costs	—	—	1.9	—	1.9
Fiscal 2020 restructuring charges	$—	$—	$15.1	$0.2	$15.3
Fiscal 2021 charges:
Workforce reductions	$—	$8.7	$0.6		$9.3
Fiscal 2021 restructuring charges	$—	$8.7	$0.6	$—	$9.3
Fiscal 2022 charges:
Workforce reductions	$2.6	$(0.3)	$(0.4)	$—	$1.9
Facility closure costs	0.5	—	—	—	0.5
Fiscal 2022 restructuring charges	$3.1	$(0.3)	$(0.4)	$—	$2.4

	Fiscal 2022 Actions	Fiscal 2021 Actions	Fiscal 2020 Actions	Previous Other Charges	Total
Rollforward of Accrued Restructuring
Balance as of September 28, 2019	$—	$—	$—	$5.9	$5.9

Fiscal 2020 restructuring charges	$—	$—	$15.1	$0.2	$15.3
Stock-based compensation	—	—	(7.5)	—	(7.5)
Severance payments and adjustments	—	—	(4.4)	(1.5)	(5.9)
Other payments and adjustments (1)	—	—	0.5	(3.8)	(3.3)
Balance as of September 26, 2020	$—	$—	$3.7	$0.8	$4.5

Fiscal 2021 restructuring charges	$—	$8.7	$0.6	$—	$9.3
Stock-based compensation	—	(0.9)	—	—	(0.9)
Severance payments and adjustments	—	(4.6)	(3.4)	(0.8)	(8.8)
Balance as of September 25, 2021	$—	$3.2	$0.9	$—	$4.1

Fiscal 2022 restructuring charges	$3.1	$(0.3)	$(0.4)	$—	$2.4
Severance payments and adjustments	(0.4)	(2.5)	(0.5)	—	(3.4)
Balance as of September 24, 2022	$2.7	$0.4	$—	$—	$3.1
(1) In fiscal 2020, as part of the adoption of ASC 842, the Company reclassified $3.8 million from a lease liability to offset the right of use asset on the Company's consolidated balance sheet.

Fiscal 2022 Actions
During the first quarter of fiscal 2022, the Company finalized its decision to close its Danbury, Connecticut facility where it manufactures its Breast Health capital equipment products. The manufacturing of the Breast Health capital equipment products and all other support services will be moved to the Company's Newark, Delaware facility. In addition, research and development, sales and services support and administrative functions will be moved to the Newark, Delaware and Marlborough, Massachusetts facilities. The transition is expected to be completed by the third quarter of fiscal 2025. The majority of employees located in Danbury were given the option to relocate to the new locations. As a result of this plan, the Company expects a number of employees to not relocate resulting in their termination. The employees were notified of the closure during the first quarter of fiscal 2022, but were not communicated about their termination and related severance and benefits until the third quarter of fiscal 2022. The Company is recording severance benefits pursuant to pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420) and the benefits will be expensed ratably over the required service period. As a result, the Company recorded $1.6 million of severance and benefits charges in fiscal 2022. The Company estimates that total severance and benefits charges, including retention, will be approximately $7.0 million.
During fiscal 2022, the Company made various other decisions to terminate certain individuals across multiple divisions, outsource one of its U.S. distribution locations and consolidate its German office locations. The Company recorded $0.3 million for severance and benefits and $0.5 million in property closure costs related to these actions, which occurred in the U.S. and various international locations. The charges were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits, (ASC 712) or ASC 420, depending on the employee and country location. The Company expects the total charges from these actions to be approximately $3.5 million.
Fiscal 2021 Actions
During fiscal 2021, the Company made various decisions to terminate certain individuals across all divisions in multiple departments and close certain manufacturing facilities for minor product lines. The Company recorded $8.7 million for severance and benefits related to these actions, which occurred in the U.S. and various international locations. The charges were recorded pursuant to ASC 712 or ASC 420, depending on the employee and country location. These actions were completed.
Fiscal 2020 Actions
During fiscal 2020, the Company made various decisions to terminate certain personnel across all divisions in multiple departments, transfer production and close certain manufacturing facilities for minor product lines. The Company recorded charges totaling $13.4 million for severance and benefits related to these actions. The charges were recorded pursuant to ASC 712 or ASC 420, depending on the employee and country location. Included within this charge was $5.0 million related to the modification of equity awards for a certain executive. These actions were completed.
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

7. Borrowings and Credit Agreements
The Company’s borrowings consisted of the following:

	September 24, 2022	September 25, 2021
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$15.0	$—
Securitization Program	—	248.5
Other	—	64.5
Total current debt obligations	$15.0	$313.0
Long-term debt obligations, net of debt discount and issuance costs:
Term Loan	1,475.7	1,382.3
2028 Senior Notes	396.1	395.4
2029 Senior Notes	936.6	934.5
Total long-term debt obligations	2,808.4	2,712.2
Total debt obligations	$2,823.4	$3,025.2

The debt maturity schedule for the Company’s obligations as of September 24, 2022 was as follows:

	2023	2024	2025	2026	2027	2028 and Thereafter	Total
Term Loan	$15.0	$37.5	$37.5	$1,410.0	$—	$—	$1,500.0
2028 Senior Notes	—	—	—	—	—	400.0	400.0
2029 Senior Notes	—	—	—	—	—	950.0	950.0
	$15.0	$37.5	$37.5	$1,410.0	$—	$1,350.0	$2,850.0
2021 Credit Agreement
On September 27, 2021, the Company and certain of its subsidiaries refinanced its then existing term loan and revolving credit facility with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders (the "2018 Credit Agreement") by entering into Refinancing Amendment No. 2 dated as of September 27, 2021, to the Amended and Restated Credit and Guaranty Agreement as of October 3, 2017, as amended (the "2021 Credit Agreement") Borrowings under the 2021 Credit Agreement are secured by first-priority liens on, and a first-priority security interest in, substantially all of the Company's U.S. assets and the assets of the Subsidiary Guarantors. These liens are subject to release during the term of the facilities if the Company is able to achieve certain corporate or corporate family ratings and other conditions are met. The credit facilities under the 2021 Credit Agreement (the "2021 Credit Facilities") consist of:

•A $1.5 billion secured term loan ("2021 Term Loan") with a maturity date of September 25, 2026; and
•A secured revolving credit facility ("2021 Revolver") under which the Company may borrow up to $2.0 billion, subject to certain sublimits, with a maturity date of September 25, 2026.

On August 22, 2022, the Company and its subsidiaries amended the 2021 Credit Agreement by entering into an amendment (the "Third Amendment") related to the planned phase out of LIBOR by the UK Financial Conduct Authority. The interest rate applicable to the loans under the 2021 Credit Agreement, after giving effect to the Third Amendment, denominated in U.S. Dollars were converted to a variant of the secured overnight financing rate (“SOFR”), as established from time to time by the Federal Reserve Bank of New York, plus a corresponding spread. The Third Amendment converted the Eurocurrency Rate to Term SOFR plus the SOFR Adjustment of 0.10% and the LIBOR Daily Floating Rate to Daily SOFR Rate plus the SOFR Adjustment of 0.10%, effective September 23, 2022.

After giving effect to the Third Amendment, borrowings under the 2021 Credit Agreement, other than Swing Line Loans, bear interest, at the Company's option, at the Base Rate, at the Term SOFR Rate, at the Alternative Currency Daily Rate, or at the Daily SOFR Rate, in each case plus the Applicable Rate (as such terms are defined in the 2021 Credit Agreement).

The Applicable Rate in regards to the Base Rate, the Term SOFR Rate, the Alternative Currency Daily Rate, the Alternative Currency Term Rate, and the Daily SOFR Rate is subject to change depending on the Total Net Leverage Ratio (as defined in the 2021 Credit Agreement). The borrowings of the Term Loan under the 2021 Credit Facilities, after giving effect to the Third Amendment, initially bear interest at an annual rate equal to the Term SOFR Rate plus the SOFR Adjustment of 0.10% for a one month interest period plus an Applicable Rate equal to 1.00%. As of September 24, 2022, the interest rate under the 2021 Term Loan was 4.18% per annum.

The Company is also required to pay a quarterly commitment fee calculated on daily basis equal to the Applicable Rate as of such day multiplied by the undrawn committed amount available under the 2021 Revolver (taking into account any outstanding amounts under the LC Sublimit). As of September 24, 2022, this commitment fee was 0.15% per annum for the 2021 Revolver.

The Company is required to make scheduled principal payments under the 2021 Term Loan in increasing amounts ranging from $3.75 million per three-month period commencing with the three-month period ending on December 29, 2022 to $18.75 million per three-month period commencing with the three month period ending on December 26, 2025. The remaining balance of $1.335 billion (or such lesser aggregate principal amount of the Term Loans then outstanding) on the 2021 Term Loan and any amounts outstanding under the 2021 Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the 2021 Credit Agreement, the Company is required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances (excluding permitted debt) and insurance recoveries (subject to certain reinvestment rights). Certain of the mandatory prepayments are subject to reduction or elimination if certain financial covenants are met. These mandatory prepayments are required to be applied by the Company first to the 2021 Term Loan, second to any outstanding amount under any Swing Line Loans, third to the 2021 Revolver, fourth to prepay any outstanding reimbursement obligations with respect to letters of credit and fifth to cash collateralize such letters of credit. Subject to certain limitations, the Company may voluntarily prepay any of the 2021 Credit Facilities without premium or penalty. As of September 24, 2022, the outstanding principal balance of the 2021 Term Loan was $1.5 billion, and there were no amounts outstanding under the 2021 Revolver.

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

The Company evaluated the 2021 Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified embedded derivatives that required bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives were a default provision, which could require additional interest payments, and a provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company determined that the fair value of these embedded derivatives was immaterial as of September 24, 2022.

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
2018 Amended and Restated Credit Agreement
On December 17, 2018, the Company and certain of its subsidiaries refinanced its term loan and revolving credit facility by entering into an Amended and Restated Credit and Guaranty Agreement as of December 17, 2018 (the "2018 Credit Agreement") with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders. The 2018 Credit Agreement amended the Company's Amended and Restated Credit and Guaranty Agreement dated as of October 3, 2017 ("2017 Credit Agreement").

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

Interest expense, non-cash interest expense, the weighted average interest rate, and the interest rate at the end of period under the 2021 Credit Agreement and the 2018 Credit Agreement were as follows:

	Years Ended
	September 24, 2022	September 25, 2021	September 26, 2020
Interest expense (1)	$31.8	$22.0	$46.6
Non-cash interest expense	$2.2	$2.5	$2.5
Weighted average interest rate	1.74%	1.13%	2.25%
Interest rate at end of period	4.18%	1.08%	1.40%

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
2025 Senior Notes

The Company had 4.375% Senior Notes due 2025 (the “2025 Senior Notes”) outstanding and bore interest at the rate of 4.375% per year, payable semi-annually on April 15 and October 15 of each year. The Company used the net proceeds of the 2029 Senior Notes offering in the first quarter of fiscal 2021 to redeem in full the 2025 Senior Notes in the aggregate principal amount of $950.0 million on October 15, 2020 at an aggregate redemption price of $970.8 million, which included a premium payment of $20.8 million. Since the Company planned to use the proceeds from the 2029 Senior Notes offering to redeem the 2025 Senior Notes, the Company evaluated the accounting for this transaction under ASC 470 to determine modification versus extinguishment accounting on a creditor-by-creditor basis. Certain 2025 Senior Note holders either did not participate in this refinancing transaction or reduced their holdings and these transactions were accounted for as extinguishments. As a result, the Company recorded a debt extinguishment loss in the first quarter of fiscal 2021 of $21.6 million, which comprised pro-rata amounts of the premium payment, debt discount and debt issuance costs. For the remaining 2025 Senior Notes holders who participated in the refinancing, these transactions were accounted for as a modification because on a creditor-by-creditor basis the present value of the cash flows between the debt instruments before and after the transaction was less than 10%. The Company recorded a portion of the transaction expenses of $5.8 million to interest expense pursuant to ASC 470, subtopic 50-40. The remaining debt issuance costs of $7.9 million and debt discount of $6.4 million related to the modified debt are being amortized over the new term of the 2029 Senior Notes using the effective interest method.
Interest expense for the 2029 Senior Notes, 2028 Senior Notes and 2025 Senior Notes was as follows:

		Years Ended
		September 24, 2022		September 25, 2021		September 26, 2020
	Interest Rate	Interest Expense (1)	Non-Cash Interest Expense	Interest Expense (1)	Non-Cash Interest Expense	Interest Expense (1)	Non-Cash Interest Expense
2029 Senior Notes	3.250%	$32.9	$2.1	$32.7	$2.1	$—	$—
2028 Senior Notes	4.625%	19.2	0.7	19.2	0.7	19.2	0.7
2025 Senior Notes	4.375%	—	—	2.3	0.1	43.5	2.1
Total		$52.1	$2.8	$54.2	$2.9	$62.7	$2.8
(1) Interest expense includes non-cash interest expense related to the amortization of the deferred issuance costs and accretion of the debt discount.

Accounts Receivable Securitization Program
On April 25, 2016, the Company entered into a one-year $200.0 million accounts receivable securitization program (the "Securitization Program") with several of its wholly owned subsidiaries and certain financial institutions, which provides for annual renewals. Under the terms of the Securitization Program, the Company and certain of its wholly-owned subsidiaries sell their respective customer receivables to a bankruptcy remote special purpose entity, which is also a wholly-owned subsidiary of the Company. In addition, the Company also contributed a portion of its customer receivables to the special purpose entity in connection with its establishment. The Company retains servicing responsibility. The special purpose entity, as borrower, and the Company, as servicer, entered into a Credit and Security Agreement with several lenders pursuant to which the special purpose entity, at that time, could borrow up to $200.0 million from the lenders, with the loans secured by the receivables. The amount that the special purpose entity may borrow at a given point in time is determined based on the amount of qualifying receivables that are present in the special purpose entity at such point in time. Borrowings outstanding under the Securitization Program bore interest at LIBOR plus the applicable margin of 0.8% and were included as a component of current liabilities in the Company's consolidated balance sheet, while the accounts receivable securing these obligations remain as a component of net receivables in the Company's consolidated balance sheet. The Company and the special purpose entity are operated and maintained as separate legal entities. The assets of the special purpose entity secure the amounts borrowed and cannot be used to pay other debts or liabilities of the Company. In subsequent years, the Company amended the agreement to extend it for one-year periods and increased the borrowing capacity up to $250.0 million and lowered the applicable margin to 0.7%.
On June 11, 2021, the Company amended and restated the Credit and Security Agreement and increased the maximum borrowing amount to $320.0 million. During fiscal 2022, the Company repaid the outstanding balance of $248.5 million under the accounts receivable securitization program. On June 10, 2022, the Company amended the Credit and Security agreement and temporarily suspended the ability to borrow and the need to comply with covenants for up to a year. As of September 24, 2022, the Company did not have any borrowings under the program.
Borrowings under the Securitization Program for fiscal 2022, through the second quarter of fiscal 2022, had a weighted-average interest rate of 0.81%. Interest expense under the Securitization Program was $1.6 million, $0.9 million and $3.1 million for fiscal 2022, 2021 and 2020, respectively.
The Credit and Security Agreement contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, and an event of default upon a change of control of the Company. In addition, it contains financial covenants consistent with that of the Credit Agreement. As of September 24, 2022, the Company was not required to be in compliance with the Credit and Security Agreement covenants.
Other

Other represents debt acquired in the Mobidiag acquisition, which was primarily with the European Investment Bank ("EIB"). Mobidiag had withdrawn multiple tranches under the agreement, which were primarily used to fund research and development projects and expansion efforts. The debt agreement contained change-in-control provisions allowing the EIB to call the debt at any time after a change-in-control, which occurred as a result of Hologic acquiring Mobidiag. The tranches withdrawn under this agreement had interest rates ranging from 6.0% to 7.0%. The debt agreement included additional payments to the EIB based on revenues generated by products developed under the funding as well as prepayment penalties. During the first quarter of fiscal 2022, the Company paid off the outstanding debt obligation of $63.7 million, and the debt agreement with the EIB was terminated.

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

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company has investments in derivative instruments comprised of an interest rate swap, forward foreign currency contracts and foreign currency option contracts, which are valued using analyses obtained from independent third-party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of these derivative contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 2 for further discussion and information on these derivative contracts. In addition, the Company has contingent consideration liabilities that are recorded at fair value and are based on Level 3 inputs. The contingent consideration liability as of September 24, 2022 and September 25, 2021 was related to the Acessa acquisition (see Note 5).

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following:

		Fair Value Measurements at September 24, 2022
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$38.9	$—	$38.9	$—
Forward foreign currency contracts	26.4	—	26.4	—
Total	$65.3	$—	$65.3	$—
Liabilities:
Contingent consideration	$23.4	$—	$—	$23.4
Total	$23.4	$—	$—	$23.4

		Fair Value Measurements at September 25, 2021
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward foreign currency contracts	$1.7	$—	$1.7	$—
Total	$1.7	$—	$1.7	$—
Liabilities:
Contingent consideration	$75.1	$—	$—	$75.1
Interest rate swap	18.7	—	18.7	—
Forward foreign currency contracts	0.6	—	0.6	—
Total	$94.4	$—	$19.3	$75.1
Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, during the years ended September 24, 2022, September 25, 2021, and September 26, 2020 were as follows:

	Years Ended
	2022	2021	2020
Balance at beginning of period	$75.1	$81.8	$9.1
Contingent consideration recorded at acquisition	—	—	82.7
Fair value adjustments	(39.5)	(6.7)	0.3
Payments/Accruals	(12.2)	—	(10.3)
Balance at end of period	$23.4	$75.1	$81.8
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill. During the fourth quarter of fiscal 2022, the Company recorded a $27.7 million impairment charge to record an IPR&D asset at fair value, which is a Level 3 measurement, and it recorded an $8.2 million impairment charge to write-off a developed technology asset from its Focal acquisition. In addition, the Company recorded an impairment charge of $4.0 million to record an equity investment at its estimated fair value. During the third quarter of fiscal 2022, the Company recorded a $9.2 million impairment charge to write-off two developed technology assets from its Faxitron acquisition. During the second quarter of fiscal 2022, the Company recorded a $4.3 million impairment charge to write-off an equity method investment acquired in the Mobidiag acquisition. During the fourth quarter of fiscal 2021, the Company recorded an impairment charge of

$1.8 million to record an equity investment to its fair value. During the first quarter of fiscal 2020, the Company's Medical Aesthetics division met the criteria to be classified as assets-held-for sale, and the Company recorded a $30.2 million loss to record the asset group at its fair value less costs to sell. This was a level 1 measurement. Refer to Note 6 for disclosure of the nonrecurring fair value measurement related to the debt extinguishment losses recorded in fiscal 2022 and 2021.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, equity investments, an interest rate swap, forward foreign currency contracts, foreign currency option contracts, insurance contracts, accounts payable and debt obligations. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company’s interest rate swap, forward foreign currency contracts and foreign currency option contracts are recorded at fair value. The carrying amount of the insurance contracts are recorded at their cash surrender value, as required by U.S. GAAP, which approximates fair value. The Company believes the carrying amounts of its equity investments approximate fair value.
Amounts outstanding under the Company’s 2021 Credit Agreement of $1.5 billion aggregate principal as of September 24, 2022 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2028 Senior Notes and 2029 Senior Notes had fair values of approximately $365.7 million and $783.9 million, respectively, as of September 24, 2022 based on their trading price, representing a Level 1 measurement. Refer to Note 7 for the carrying amounts of the various components of the Company's debt.

9. Income Taxes
The Company’s income before income taxes consisted of the following:

	Years ended
	September 24, 2022	September 25, 2021	September 26, 2020
Domestic	$1,340.3	$2,267.8	$921.1
Foreign	247.9	93.3	80.8
	$1,588.2	$2,361.1	$1,001.9

The provision (benefit) for income taxes contained the following components:

	Years ended
	September 24, 2022	September 25, 2021	September 26, 2020
Federal:
Current	$298.6	$453.6	$(62.1)
Deferred	(129.8)	(45.6)	(76.6)
	168.8	408.0	(138.7)
State:
Current	54.8	84.7	33.9
Deferred	(9.5)	(11.9)	(12.5)
	45.3	72.8	21.4
Foreign:
Current	99.0	23.2	14.0
Deferred	(26.9)	(12.6)	(5.3)
	72.1	10.6	8.7
	$286.2	$491.4	$(108.6)
The income tax provision differed from the tax provision computed at the U.S. federal statutory rate due to the following:

	Years ended
	September 24, 2022	September 25, 2021	September 26, 2020
Income tax provision at federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax resulting from:
Cynosure loss on sale and carryback	(1.2)	—	(31.3)
State income taxes, net of federal benefit	2.9	2.7	2.9
U.S. tax on foreign earnings	(2.6)	(2.7)	(2.6)
Internal restructuring	(0.9)	—	—
Tax credits	(0.5)	(0.3)	(0.6)
Unrecognized tax benefits	0.2	0.3	—
Compensation	0.2	0.1	0.4
Foreign rate differential	(0.8)	(0.7)	(1.2)
Change in deferred tax rate	0.4	(0.3)	(0.6)
Change in valuation allowance	0.4	—	1.3
Other	(1.1)	0.7	(0.1)
	18.0%	20.8%	(10.8)%

The Company's effective tax rate for fiscal 2022 was lower than the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income, reserve releases resulting from statute of limitations expirations and favorable audit settlements (net of reserve additions for uncertain tax positions), the geographic mix of income earned by the Company's international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, and a tax benefit related to an internal restructuring, partially offset by state income taxes and the global intangible low-taxed income inclusion.

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

The Company’s effective tax rate for fiscal 2020, which was a net benefit, differed from the U.S. statutory tax rate primarily due to a $313.4 million net tax benefit related to the sale of the Medical Aesthetics business, the impact of the U.S. deduction for foreign derived intangible income, federal and state tax credits, and the geographic mix of income earned by the Company's international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, partially offset by state income taxes, reserves for uncertain tax positions (net of releases resulting from statute of limitations expirations and favorable audit settlements), the global intangible low-taxed income inclusion, and unbenefited foreign losses.
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
The Company’s significant deferred tax assets and liabilities were as follows:

	September 24, 2022	September 25, 2021
Deferred tax assets
Net operating loss carryforwards	$91.4	$91.5
Capital losses	54.3	52.0
Non-deductible accruals	30.1	34.9
Non-deductible reserves	44.6	41.8
Stock-based compensation	18.8	17.6
Tax credits	8.9	10.0
Nonqualified deferred compensation plan	13.2	16.8
Lease liability	11.8	16.2
Other temporary differences	—	17.4
	273.1	298.2
Less: valuation allowance	(115.3)	(121.3)
	$157.8	$176.9
Deferred tax liabilities
Depreciation and amortization	$(220.6)	$(389.7)
Right of use asset	(11.4)	(15.8)
Other temporary differences	(0.4)	—
	$(232.4)	$(405.5)
	$(74.6)	$(228.6)

Under ASC 740, the Company can only recognize the future benefit of deferred tax assets to the extent that it is “more likely than not” that these assets will be realized. After considering all available positive and negative evidence, the Company established a valuation allowance against specifically identified deferred tax assets because it is more-likely-than-not that these assets will not be realized. In making this determination, the Company considered numerous factors including historical profitability, estimated future taxable income and the character of such income. The valuation allowance decreased $6.0 million in fiscal 2022 from fiscal 2021 primarily due to valuation allowance releases, currency translation adjustments, and attribute utilization and expiration, partially offset by valuation allowances recorded against loss carryforwards and to reflect the impact of an internal restructuring on state credit carryforwards.

As of September 24, 2022, the Company had $89.3 million, $143.3 million, and $266.7 million in gross federal, state, and foreign net operating losses, respectively, $4.3 million, $4.2 million, and $0.2 million in federal, state, and foreign credit carryforwards, respectively, and $26.2 million, and $32.2 million in gross state and foreign capital loss carryforwards, respectively. These losses, credits, and capital loss carryforwards expire between 2023 and 2042, except for $314.8 million in losses, $2.4 million in credits, and $32.2 million in capital loss carryforwards that have unlimited carryforward periods. The state and foreign net operating losses include $78.8 million, and $3.4 million, respectively, and the state capital loss carryforwards include $26.2 million, that the Company expects will expire unutilized.
As of September 24, 2022, the Company had $247.6 million in gross unrecognized tax benefits excluding interest, of which $231.6 million, if recognized, would reduce the Company's effective tax rate. As of September 25, 2021, the Company had $212.8 million in gross unrecognized tax benefits excluding interest, of which $197.0 million, if recognized, would have reduced the Company's effective tax rate. The $34.8 million increase in gross unrecognized tax benefits from fiscal 2021 was primarily due to the effect of an internal restructuring, intercompany transfer pricing for ordinary business operations, a carryback claim, capital losses and other current year positions, partially offset by reserve releases resulting from statute of limitations expirations and audit settlements. In the next twelve months it is reasonably possible that the Company will reduce its gross unrecognized tax benefits excluding interest by up to $2.0 million due to expiring statutes of limitations.
The Company’s unrecognized income tax benefits activity for fiscal 2022 and 2021 was as follows:

	2022	2021
Balance at beginning of fiscal year	$212.8	$197.1
Tax positions related to current year:
Additions	45.9	8.0
Reductions	—	—
Tax positions related to prior years:
Additions related to change in estimate	21.5	7.9
Reductions	(6.6)	(0.3)
Payments	—	—
Lapses in statutes of limitations and settlements	(26.0)	(1.7)
Acquired tax positions:
Additions related to reserves acquired from acquisitions	—	1.8
Balance as of the end of the fiscal year	$247.6	$212.8
The Company’s policy is to include accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, as a component of income tax expense. As of September 24, 2022, and September 25, 2021, gross accrued interest was $14.3 million and $13.7 million, respectively, and accrued penalties were immaterial.
The Company and its subsidiaries are subject to examination by U.S. federal, state, and foreign tax authorities. The Company is currently undergoing several income tax audits including examinations by the U.S. Internal Revenue Service (fiscal years 2017-2020), U.K. HM Revenue and Customs (fiscal years 2016-2020) and various state tax authorities. Excluding jurisdictions under audit, the Company’s income tax returns are generally no longer subject to examination prior to fiscal year 2018. Income tax examinations in Massachusetts (fiscal years 2016-2017) and California (fiscal years 2017-2018) were settled in fiscal 2022. The amounts assessed were fully accrued.
In fiscal 2022, the Company received $422.6 million in refunds related to federal and state carryback claims, including interest. At September 25, 2021, $404.9 million of these federal and state carryback claims was recorded as a current tax receivable and included in prepaid expenses and other current assets in the Consolidated Balance Sheet.
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

The Tax Cuts and Jobs Act of 2017

The Tax Cuts and Jobs Act of 2017 currently requires taxpayers to capitalize research and experimental expenditures effective for tax years beginning after December 31, 2021 and amortize the capitalized costs over a period of 5 or 15 years depending on where the research is conducted. If the capitalization requirement is not modified or repealed, the Company expects the capitalization of research and experimental expenditures to increase its fiscal 2023 U.S. federal and state income tax liabilities. The Company does not expect a significant impact to its effective tax rate related to this change.
Other Tax Accounting Pronouncements
ASU 2016-16 removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. In accordance with ASU 2016-16, the Company recorded a $77.2 million increase to current income tax expense, a $39.4 million increase to current income tax liabilities, a $37.8 million increase to long-term liabilities, and a $90.8 million decrease to deferred tax expense and net deferred tax liabilities related to an internal restructuring for the year ended September 24, 2022. The net result was an increase to net income of $13.6 million, or $0.05 to diluted net income per share.

Non-Income Tax Matters
The Company is subject to tax examinations for value added, sales-based, payroll and other non-income tax items. A number of these examinations are ongoing in various jurisdictions. The Company takes certain non-income tax positions in the jurisdictions in which it operates and records loss contingencies pursuant to ASC 450, Contingencies. In the normal course of business, the Company's positions and conclusions related to its non-income tax positions could be challenged, resulting in assessments by governmental authorities. While the Company believes estimated losses previously recorded are reasonable, certain audits are still ongoing and additional charges could be recorded in the future.
During the fourth quarter of fiscal 2021, based in part on developments in an ongoing tax audit as well as ongoing operations, the Company determined that it was probable it had incurred a loss related to a non-income tax issue. The Company estimated the probable amount of additional loss to be $11.2 million through fiscal 2021 and recorded this charge to general and administrative expenses. While the Company believes its estimate is reasonable and appropriate, the matter is still ongoing and additional charges could be recorded in the future.

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
On December 9, 2020, the Board of Directors authorized a new five-year share repurchase program to repurchase up to $1.0 billion of the Company's outstanding common stock. The prior program was terminated in connection with this new authorization. Under the authorization, during fiscal 2021, the Company repurchased 4.6 million shares of its common stock for a total consideration of $308.5 million. During fiscal 2022, the Company repurchased an additional 7.7 million shares of its common stock for a total consideration of $542.1 million.
On September 22, 2022, the Board of Directors authorized a new stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of the Company’s outstanding common stock, effective as of the close of trading on September 23, 2022. This new stock repurchase program replaced the previous $1.0 billion authorization. Subsequent to September 24, 2022, under the new stock repurchase program, the Company repurchased 1.5 million shares of its common stock for $100.0 million.

Stock-Based Compensation
Equity Compensation Plans
The Company has one share-based compensation plan pursuant to which awards are currently being issued—the 2008 amended and restated Equity Incentive Plan (“2008 Equity Plan”). The purpose of the 2008 Equity Plan is to provide stock options, restricted stock units and other equity interests in the Company to employees, officers, directors, consultants and advisors of the Company and any other person who is determined by the Board of Directors to have made (or is expected to make) contributions to the Company. The 2008 Equity Plan is administered by the Board of Directors of the Company, and a total of 31.5 million shares were reserved for issuance under this plan. As of September 24, 2022, the Company had 3.3 million shares available for future grant under the 2008 Equity Plan.
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Operations in fiscal 2022, 2021 and 2020:

	2022	2021	2020
Cost of revenues	$9.1	$8.0	$6.7
Research and development	8.8	7.7	8.0
Selling and marketing	10.5	9.5	10.2
General and administrative	38.3	38.9	50.9
Restructuring	—	0.9	7.5
	$66.7	$65.0	$83.3

Grant-Date Fair Value
The Company uses a binomial model to determine the fair value of its stock options. The Company considers a number of factors to determine the fair value of options including the assistance of an outside valuation adviser. Information pertaining to stock options granted during fiscal 2022, 2021 and 2020 and related assumptions are noted in the following table:

	Years ended
	September 24, 2022	September 25, 2021	September 26, 2020
Options granted (in millions)	0.7	0.6	1.0
Weighted-average exercise price	$71.07	$68.62	$45.96
Weighted-average grant date fair value	$21.01	$19.86	$13.92
Assumptions:
Risk-free interest rates	1.1%	0.4%	1.7%
Expected life (in years)	4.8	4.8	4.8
Expected volatility	34.2%	35.0%	33.6%
Dividend yield	—	—	—
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
Stock-Based Compensation Expense Attribution
The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options and restricted stock units ("RSUs"), unless the employee meets the plan retirement provision of reaching a certain age and years of service criteria in which case the expense is accelerated to match the required service period to receive such benefit. The vesting term of stock options is generally four years with annual vesting of 25% per year on the anniversary of the grant date, and RSUs generally vest over three years with annual vesting at 33% per year on the anniversary of the grant date.
The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Under ASC 718, the Company's accounting policy is to estimate forfeitures at the time awards are granted and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 6.0% as of September 24, 2022 depending on the specific employee group. This analysis is re-evaluated annually and the forfeiture rate adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.
Stock-based compensation expense related to stock options was $12.0 million, $13.0 million, and $15.5 million in fiscal 2022, 2021 and 2020, respectively. Stock compensation expense related to stock units, including RSUs, performance stock units ("PSUs"), free cash flow performance stock units ("FCFs") and market stock units ("MSUs") was $48.2 million, $46.1 million, and $63.3 million in fiscal 2022, 2021 and 2020, respectively. The related tax benefit recorded in the Consolidated Statements of Income was $8.6 million, $7.9 million and $9.5 million in fiscal 2022, 2021 and 2020, respectively. At September 24, 2022, there was $15.2 million and $53.6 million of unrecognized compensation expense related to stock options and stock units, respectively, to be recognized over a weighted average period of 2.2 years and 1.8 years, respectively.
Share Based Payment Activity
The following table summarizes all stock option activity under the Company’s stock option plans for the year ended September 24, 2022:

	Number of Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at September 25, 2021	4.2	$44.66	6.6	$132.7
Granted	0.7	71.07
Canceled/ forfeited	(0.2)	59.36
Exercised	(0.3)	41.32		11.1
Options outstanding at September 24, 2022	4.4	$48.46	6.1	$71.0
Options exercisable at September 24, 2022	2.8	$41.57	5.2	$61.6
Options vested and expected to vest at September 24, 2022 (1)	4.3	$48.38	6.1	$70.9

(1)This represents the number of vested stock options as of September 24, 2022 plus the unvested outstanding options at September 24, 2022 expected to vest in the future, adjusted for estimated forfeitures.
During fiscal 2021 and 2020, the total intrinsic value of options exercised (i.e., the difference between the market price on the date of exercise and the price paid by the employee to exercise the options) was $30.4 million and $44.8 million, respectively.
A summary of the Company’s RSU, PSU, FCF and MSU activity during the year ended September 24, 2022 is presented below:

Non-vested Shares	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested at September 25, 2021	1.7	$54.21
Granted	1.0	71.45
Vested	(0.9)	50.03
Forfeited	(0.1)	55.24
Non-vested at September 24, 2022	1.7	$64.43

The number of RSUs vested includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. The Company pays the minimum statutory tax withholding requirement on behalf of its employees. During fiscal 2022, 2021 and 2020 the total fair value of RSUs vested was $43.8 million, $73.1 million and $34.9 million, respectively.
The Company granted 0.7 million, 0.5 million and 0.6 million RSUs during fiscal 2022, 2021 and 2020, respectively. In addition, included in the above chart, the Company also granted 0.1 million, 0.1 million and 0.1 million PSUs during fiscal 2022, 2021, and 2020, respectively, to members of the Company's senior management team, which includes additional shares issued upon achieving metrics within the performance criteria. The PSUs were valued at $71.16, $68.51 and $45.38 per share based on the ending stock price on the date of grant in fiscal 2022, 2021 and 2020, respectively. Each recipient of the PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three year performance period provided the Company’s defined Return on Invested Capital metrics are achieved. The Company also granted $0.1 million of FCF PSUs based on a three-year cumulative free cash flow measure (FCF) to its senior management team in fiscal 2022. The Company granted 0.1 million and 0.1 million of FCF PSUs based on a one-year measurement period to its senior management team in fiscal 2021 and 2020, respectively. Each recipient of FCF PSUs is eligible to receive between zero and 200% of the target number of shares of the Company's common stock at the end of the three-year or one-year measurement periods. The PSUs and FCF PSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million, 0.1 million and 0.1 million MSUs during fiscal 2022, 2021 and 2020, respectively, to its senior management team. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three year performance period based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $75.43, $82.31 and $43.54 per share using the Monte Carlo simulation model in fiscal 2022, 2021 and 2020, respectively. These awards cliff-vest three years from the date of grant, and the Company recognizes compensation expense for the MSUs ratably over the service period.
Employee Stock Purchase Plan
The Hologic, Inc. 2012 Employee Stock Purchase Plan (“2012 ESPP”) provides for the granting of up to 2.5 million shares of the Company’s common stock to eligible employees. The 2012 ESPP plan period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lower of (i) the market price per share of the common stock on the first day of the offering period or (ii) the market price per share of the common stock on the purchase date. Stock-based compensation expense in fiscal 2022, 2021 and 2020 was $6.5 million, $5.9 million and $4.5 million, respectively.
The Company uses the Black-Scholes model to estimate the fair value of shares to be issued as of the grant date using the following weighted average assumptions:

	September 24, 2022	September 25, 2021	September 26, 2020
Assumptions:
Risk-free interest rates	0.96%	0.26%	1.32%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	34.0%	34.1%	26.9%
Dividend yield	—	—	—

11. 401(k) Plan
The Company's U.S. employees have access to a qualified 401(k) defined contribution plan. The Company made contributions of $21.8 million, $20.9 million and $19.6 million for fiscal 2022, 2021 and 2020, respectively.

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
Annually, the Compensation Committee of the Board of Directors has approved a discretionary cash contribution to the DCP for each year. Discretionary contributions by the Company to the DCP are held in a Rabbi Trust. The Company records compensation expense for the DCP discretionary contributions ratably over the three-year vesting period of each annual contribution, unless the participant meets the plan retirement provision of reaching a certain age and years of service criteria in which case the expense is accelerated to match the required service period to receive such benefit. Under the DCP, the Company recorded compensation expense related to Company contributions of $4.0 million, $3.2 million and $3.1 million in fiscal 2022, 2021 and 2020, respectively. The full amount of the discretionary contribution, net of forfeitures, along with employee deferrals is recorded within accrued expenses and totaled $61.8 million and $76.1 million at September 24, 2022 and September 25, 2021, respectively.
The Company has purchased Company-owned group life insurance contracts, in which both voluntary and discretionary Company DCP contributions are invested, to partially fund payment of the Company’s obligation to the DCP participants. The total amount invested at September 24, 2022 and September 25, 2021 was $49.2 million and $64.3 million, respectively. The values of these life insurance contracts are recorded in other long-term assets. Changes in the cash surrender value of life insurance contracts, which were not significant in fiscal 2022, 2021 and 2020, are recorded within other income (expense), net.
Deferred Equity Plan
Effective September 17, 2015, the Company adopted the Hologic, Inc. Deferred Equity Plan (the “DEP”). The DEP is designed to allow executives and non-employee Directors to accumulate Company stock in a tax-efficient manner to meet their long-term equity accumulation goals and shareholder ownership guidelines. Under the DEP, eligible participants may elect to defer the settlement of stock units granted under the 2008 Equity Plan until separation from service or separation from service plus a fixed number of years. Participants may defer settlement by vesting tranche. Although the equity will vest on schedule, if deferral of settlement is elected, no shares are issued until the settlement date. The settlement date is the earlier of death, disability, change in control of the Company or separation from service plus the number of years of deferral elected by the participant. While these shares upon vesting are not distributed to the individuals and are not outstanding, these shares are included in basic weighted average shares outstanding used to calculate earnings per share.

13. Non-cancelable Purchase Commitments
The Company has certain non-cancelable purchase obligations primarily related to inventory purchases and diagnostics instruments, primarily Panther systems, and to a lesser extent other operating expense commitments. These obligations are not recorded in the Consolidated Balance Sheets. For reasons of quality assurance, sole source availability or cost effectiveness, certain key components and raw materials and instruments are available only from a sole supplier and the Company has certain long-term supply contracts to assure continuity of supply. At September 24, 2022, non-cancelable purchase commitments were as follows:

Fiscal 2023	302.9
Fiscal 2024	45.4
Fiscal 2025	12.5
Fiscal 2026	2.8
Fiscal 2027	2.7
Thereafter	0.3
Total	$366.6

14. Litigation and Related Matters

On November 6, 2015, the Company filed a suit against Minerva Surgical, Inc. (“Minerva”) in the United States District Court for the District of Delaware, alleging that Minerva’s endometrial ablation device infringes U.S. Patent 6,872,183 (the '183 patent), U.S. Patent 8,998,898 and U.S. Patent 9,095,348 (the '348 patent). On January 25, 2016, the Company amended the complaint to include claims against Minerva for unfair competition, deceptive trade practices and tortious interference with business relationships. On February 5, 2016, the Company filed a second amended complaint to additionally allege that Minerva’s endometrial ablation device infringes U.S. Patent 9,247,989 (the '989 patent). On March 4, 2016, Minerva filed an answer and counterclaims against the Company, seeking declaratory judgment on the Company’s claims and asserting claims against the Company for unfair competition, deceptive trade practices, interference with contractual relationships, breach of contract and trade libel. On June 2, 2016, the Court denied the Company’s motion for a preliminary injunction on its patent claims and denied Minerva’s request for preliminary injunction related to the Company’s alleged false and deceptive statements regarding the Minerva product. On June 28, 2018, the Court granted the Company's summary judgment motions on infringement and no invalidity with respect to the ‘183 and ‘348 patents. The Court also granted the Company’s motion for summary judgment on assignor estoppel, which bars Minerva’s invalidity defenses or any reliance on collateral findings regarding invalidity from inter partes review proceedings. The Court also denied all of Minerva’s defenses, including its motions for summary judgment on invalidity, non-infringement, no willfulness, and no unfair competition. On July 27, 2018, after a two-week trial, a jury returned a verdict that: (1) awarded the Company $4.8 million in damages for Minerva’s infringement; (2) found that Minerva’s infringement was not willful; and (3) found for the Company regarding Minerva’s counterclaims. Damages continued to accrue as Minerva continued its infringing conduct. On May 2, 2019, the Court issued rulings that denied the parties' post-trial motions, including the Company's motion for a permanent injunction seeking to prohibit Minerva from selling infringing devices. Both parties appealed the Court's rulings regarding the post-trial motions. On March 4, 2016, Minerva filed two petitions at the United States Patent and Trademark Office ("USPTO") for inter partes review of the '348 patent. On September 12, 2016, the Patent Trial and Appeal Board of the USPTO ("PTAB") declined both petitions to review patentability of the ‘348 patent. On April 11, 2016, Minerva filed a petition for inter partes review of the '183 patent. On October 6, 2016, the PTAB granted the petition and instituted a review of the '183 patent. On December 15, 2017, the PTAB issued a final written decision invalidating all claims of the ‘183 patent. On February 9, 2018 the Company appealed this decision to the United States Court of Appeals for the Federal Circuit ("Court of Appeals"). On April 19, 2019, the Court of Appeals affirmed the PTAB's final written decision regarding the '183 patent. On July 16, 2019, the Court of Appeals denied the Company’s petition for rehearing in the appeal regarding the '183 patent. On April 22, 2020, the Court of Appeals affirmed the district court’s summary judgment ruling in favor of the Company of no invalidity and infringement, and summary judgment that assignor estoppel bars Minerva from challenging the validity of the ‘348 patent. The Court of Appeals also denied the Company’s motion for a permanent injunction and ongoing royalties for infringement of the ‘183 patent. The Court of Appeals denied Minerva’s arguments for no damages or, alternatively, a new trial. On May 22, 2020 both parties petitioned for en banc review of the Court of Appeals decision. On July 22, 2020, the Court of Appeals denied both parties' petitions for en banc review. On August 28, 2020, the district court entered final judgment against Minerva but stayed execution pending resolution of Minerva’s intent to petition for Supreme Court review. On September 30, 2020, Minerva filed a petition requesting Supreme Court review on the issue of assignor estoppel. On November 5, 2020, the Company filed a cross- petition requesting Supreme Court review on the issue of assignor estoppel. On January 8, 2021, the Supreme Court granted Minerva's petition to address the issue of assignor estoppel and denied the Company's petition. Oral argument before the Supreme Court was held on April 21, 2021. On June 29, 2021, the Supreme Court ruled 5-4 to uphold the assignor estoppel but limited its application to situations in which an assignor's claim of invalidity contradicts a prior representation the assignor made in assigning the patent. The Court also vacated the ruling of the Court of Appeals and remanded the case for further proceedings consistent with its opinion. On August 11, 2022, the Court of Appeals affirmed the district court ruling on the issue of assignor estoppel, which barred Minerva from challenging the validity of the patent rights it assigned to the Company, and reinstated its earlier judgment against Minerva on infringement. On September 11, 2022, Minerva petitioned for en banc review of the Court of Appeals decision. The Company filed its response on October 25, 2022, and on November 10, 2022, the Court of Appeals denied Minerva's petition.

On April 11, 2017, Minerva filed suit against the Company and Cytyc Surgical Products, LLC (“Cytyc”) in the United States District Court for the Northern District of California alleging that the Company’s and Cytyc’s NovaSure ADVANCED endometrial ablation device infringes Minerva’s U.S. patent 9,186,208 (the '208 patent). Minerva is seeking a preliminary and permanent injunction against the Company and Cytyc from selling this NovaSure device as well as enhanced damages and interest, including lost profits, price erosion and/or royalty. On January 5, 2018, the Court denied Minerva's motion for a preliminary injunction. On February 2, 2018, at the parties’ joint request, this action was transferred to the District of Delaware. On March 26, 2019, the Magistrate Judge issued a claims construction ruling regarding the disputed terms in the patent, which the District Court Judge adopted in all respects on October 21, 2019. The original trial date of July 20, 2020 was vacated. On October 21, 2020, the trial court scheduled a 10 day trial beginning on August 9, 2021. On July 27. 2021, the Delaware district court granted Hologic's motion for summary judgment on invalidity of the '208 patent and entered judgment in favor of the

Company. On August 24, 2021, Minerva appealed this and the other rulings to the Court of Appeals. An oral argument was held on October 3, 2022. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

The Company is a party to various other legal proceedings and claims arising out of the ordinary course of its business. The Company believes that except for those matters described above there are no other proceedings or claims pending against it the ultimate resolution of which could have a material adverse effect on its financial condition or results of operations. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450. Legal costs are expensed as incurred.
15. Disposition
Sale of Medical Aesthetics

On November 20, 2019, the Company entered into a definitive agreement to sell its Medical Aesthetics business to Clayton Dubilier & Rice ("CD&R") for a sales price of $205.0 million in cash, less certain adjustments. The sale was completed on December 30, 2019, and the Company received cash proceeds of $153.4 million in the second quarter of fiscal 2020. The sale price was subject to adjustment pursuant to the terms of the definitive agreement, and in the fourth quarter of fiscal 2020 the parties agreed to a final sales price of $150.0 million. The Company agreed to provide certain transition services for three to fifteen months, depending on the nature of the service. The Company also agreed to indemnify CD&R for certain legal and tax matters that existed as of the date of disposition. In connection with its accounting for the sale, the Company recorded indemnification liabilities of $10.9 million within accrued expenses associated with its obligations under the sale agreement.

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

Loss from operations of the disposed business presented below represents the operating loss of the business as it was operated prior to the date of disposition. The operating expenses include only those that were incurred directly by and were retained by the disposed business. As noted above, the Company had performed a number of transition services and the financial impact from these services is not included in the amount presented below. In addition, the Company continued to incur expenses related to this business under the indemnification provisions primarily related to legal and tax matters that existed as of the date of disposition. Subsequent to the disposition, the Company recorded additional expenses of $6.2 million in fiscal 2020 primarily for accelerated stock compensation, inventory reserves under the manufacturing supply agreement, and legal expenses and settlements, which are not included in the below amounts. Loss from operations of the disposed business for fiscal 2020 was as follows:

Year Ended
September 26, 2020
Loss from operations	$(46.5)

16. Business Segments and Geographic Information
The Company reports segment information in accordance with ASC 280, Segment Reporting. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is its chief executive officer, and the Company’s reportable segments have been identified based on the types of products manufactured and the end markets to which the products are sold. Each reportable segment generates revenue from either the sale of medical equipment and related services and/or sale of disposable supplies, primarily used for diagnostic testing and surgical procedures. During fiscal 2022 and fiscal 2021, the Company had four reportable segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. During the first quarter of fiscal 2020, the Company had five reportable segments: Diagnostics, Breast Health, Medical Aesthetics, GYN Surgical and Skeletal Health. The Company completed the sale of its Medical Aesthetics business on December 30, 2019. The Company measures and evaluates its reportable segments based on segment revenues and operating income adjusted to exclude the effect of non-cash charges, such as intangible asset amortization expense, goodwill and intangible asset impairment charges, transaction and integration expenses for acquisitions, restructuring, consolidation and divestiture charges, litigation charges, and other one-time or unusual items.
Identifiable assets for the reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues. Segment information for fiscal 2022, 2021, and 2020 was as follows:

	Years ended
	September 24, 2022	September 25, 2021	September 26, 2020
Total revenues:
Diagnostics	$3,018.5	$3,695.0	$2,102.1
Breast Health	1,227.8	1,352.3	1,151.9
GYN Surgical	522.9	488.1	376.1
Skeletal Health	93.6	96.9	81.0
Medical Aesthetics	—	—	65.3
	$4,862.8	$5,632.3	$3,776.4
Operating income (loss):
Diagnostics	$1,359.4	$2,140.1	$929.7
Breast Health	183.2	284.2	192.8
GYN Surgical	104.9	58.9	42.0
Skeletal Health	(7.3)	(2.9)	(2.4)
Medical Aesthetics	—	—	(57.1)
	$1,640.2	$2,480.3	$1,105.0
Depreciation and amortization:
Diagnostics	$274.0	$260.4	$237.3
Breast Health	58.8	52.7	48.8
GYN Surgical	96.6	93.1	85.1
Skeletal Health	0.7	0.7	0.7
Medical Aesthetics	—	—	4.1
	$430.1	$406.9	$376.0
Capital expenditures:
Diagnostics	$96.8	$147.7	$110.7
Breast Health	14.6	14.2	22.4
GYN Surgical	12.8	14.5	17.9
Skeletal Health	0.3	0.3	0.2
Medical Aesthetics	—	—	1.4
Corporate	2.7	1.0	3.8
	$127.2	$177.7	$156.4
Identifiable assets:
Diagnostics	$2,881.7	$3,348.8	$2,161.4
Breast Health	1,245.8	1,233.9	1,200.9
GYN Surgical	1,461.5	1,369.7	1,438.7
Skeletal Health	27.5	31.9	38.9
Corporate	3,454.7	2,935.6	2,355.9
	$9,071.2	$8,919.9	$7,195.8

The Company operates in the following major geographic areas as noted in the below chart. Revenue data is based upon customer location. Other than the United States, no single country accounted for more than 10% of consolidated revenues. The Company’s sales in Europe are predominantly derived from France, Italy, the Netherlands, the United Kingdom and Germany. The Company’s sales in Asia-Pacific are predominantly derived from China, Australia and Japan. The “Rest of world” designation includes Canada, Latin America and the Middle East.
Revenues by geography as a percentage of total revenues were as follows:

	Years ended
	September 24, 2022	September 25, 2021	September 26, 2020
United States	71.3%	69.3%	75.8%
Europe	18.3%	21.3%	15.1%
Asia-Pacific	7.4%	6.5%	6.0%
Rest of world	3.0%	2.9%	3.1%
	100.0%	100.0%	100.0%

        The Company’s property, plant and equipment, net were geographically located as follows:

	September 24, 2022	September 25, 2021	September 26, 2020
United States	$332.4	$403.2	$383.0
Europe	103.8	122.9	77.5
Costa Rica	32.1	26.9	20.8
Rest of world	13.3	11.7	10.2
	$481.6	$564.7	$491.5

17. Accrued Expenses and Other Long-Term Liabilities
Accrued expenses and other long-term liabilities consisted of the following:

	September 24, 2022	September 25, 2021
Accrued Expenses
Compensation and employee benefits	$292.2	$297.2
Income and other taxes	44.2	70.9
Operating leases	23.2	26.8
Contingent consideration	12.0	16.3
Accrued interest	7.3	16.9
Other	156.4	168.1
	$535.3	$596.2

	September 24, 2022	September 25, 2021
Other Long-Term Liabilities
Reserve for income tax uncertainties	$251.6	$210.0
Operating leases	53.8	$66.1
Contingent consideration	11.4	$58.8
Interest rate swap	—	7.6
Pension liabilities	6.8	10.0
Other	7.1	16.2
	$330.7	$368.7