Form 10-Q
period 2022-12-31
HOLOGIC INC
filed 2023-02-01
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 26, 2023, 246,554,026 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended
	December 31, 2022	December 25, 2021
Revenues:
Product	$886.3	$1,303.3
Service and other	187.9	167.8
	1,074.2	1,471.1
Costs of revenues:
Product	296.2	318.1
Amortization of acquired intangible assets	55.6	74.9
Service and other	104.5	91.8
Gross profit	617.9	986.3
Operating expenses:
Research and development	74.8	72.8
Selling and marketing	163.5	147.4
General and administrative	108.5	117.9
Amortization of acquired intangible assets	7.6	10.8
Contingent consideration - fair value adjustment	—	(4.1)
Restructuring charges	1.1	0.2
	355.5	345.0
Income from operations	262.4	641.3
Interest income	20.6	0.5
Interest expense	(28.1)	(25.7)
Debt extinguishment loss	—	(0.7)
Other income (expense), net	(15.8)	6.5
Income before income taxes	239.1	621.9
Provision for income taxes	51.7	122.7
Net income	$187.4	$499.2
Net income per common share:
Basic	$0.76	$1.97
Diluted	$0.75	$1.95
Weighted average number of shares outstanding:
Basic	247,319	253,499
Diluted	249,281	256,070
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended
	December 31, 2022	December 25, 2021
Net income	$187.4	$499.2
Changes in foreign currency translation adjustment	113.8	(37.8)
Changes in value of hedged interest rate swaps and interest rate caps, net of tax of ($0.9) for the three months ended December 31, 2022 and $2.6 for the three months ended December 25, 2021.
Gain (loss) recognized in other comprehensive income (loss), net	(2.9)	7.9
Other comprehensive income (loss)	110.9	(29.9)
Comprehensive income	$298.3	$469.3
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	December 31, 2022	September 24, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,441.3	$2,339.5
Accounts receivable, less reserves	673.8	617.6
Inventories	677.7	623.7
Prepaid expenses and other current assets	197.3	232.2
Prepaid income taxes	31.1	49.0
Total current assets	4,021.2	3,862.0
Property, plant and equipment, net	494.3	481.6
Intangible assets, net	1,255.4	1,280.6
Goodwill	3,289.6	3,236.5
Other assets	229.8	210.5
Total assets	$9,290.3	$9,071.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20.6	$15.0
Accounts payable	201.8	197.7
Accrued expenses	539.0	535.3
Deferred revenue	191.6	186.5
Finance lease obligations	3.2	3.2
Total current liabilities	956.2	937.7
Long-term debt, net of current portion	2,806.2	2,808.4
Finance lease obligations, net of current portion	17.7	18.0
Deferred income tax liabilities	71.7	90.8
Deferred revenue, net of current portion	10.9	9.4
Other long-term liabilities	335.1	330.7
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 299,485 and 298,533 shares issued, respectively	3.0	3.0
Additional paid-in-capital	6,060.6	6,042.6
Retained earnings	1,787.7	1,600.3
Treasury stock, at cost – 52,940 and 51,401 shares, respectively	(2,631.5)	(2,531.5)
Accumulated other comprehensive loss	(127.3)	(238.2)
Total stockholders’ equity	5,092.5	4,876.2
Total liabilities and stockholders’ equity	$9,290.3	$9,071.2
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount
Balance at September 25, 2021	297,306	$3.0	$5,965.8	$298.3	$(59.1)	43,653	$(1,989.4)	$4,218.6
Exercise of stock options	45	—	1.9	—	—	—	—	1.9
Vesting of restricted stock units, net	534	—	(22.4)	—	—	—	—	(22.4)
Stock-based compensation	—	—	18.7	—	—	—	—	18.7
Net income	—	—	—	499.2	—	—	—	499.2
Other comprehensive income activity	—	—	—	—	(29.9)	—	—	(29.9)
Repurchase of common stock	—	—	—	—	—	2,335	(167.0)	(167.0)
Balance at December 25, 2021	297,885	$3.0	$5,964.0	$797.5	$(89.0)	45,988	$(2,156.4)	$4,519.1
Exercise of stock options	140	—	5.8	—	—	—	—	5.8
Vesting of restricted stock units, net	14	—	(0.1)	—	—	—	—	(0.1)
Common stock issued under the employee stock purchase plan	164	—	9.5	—	—	—	—	9.5
Stock-based compensation	—	—	17.8	—	—	—	—	17.8
Net income	—	—	—	455.7	—	—	—	455.7
Other comprehensive income activity	—	—	—	—	(15.1)	—	—	(15.1)
Repurchase of common stock	—	—	—	—	—	2,863	(200.0)	(200.0)
Balance at March 26, 2022	298,203	$3.0	$5,997.0	$1,253.2	$(104.1)	48,851	$(2,356.4)	$4,792.7
Exercise of stock options	128	—	5.2	—	—	—	—	5.2
Vesting of restricted stock units, net	4	—	(0.1)	—	—	—	—	(0.1)
Stock-based compensation	—	—	15.3	—	—	—	—	15.3
Net income	—	—	—	228.4	—	—	—	228.4
Other comprehensive income activity	—	—	—	—	(43.6)	—	—	(43.6)
Balance at June 25, 2022	298,335	$3.0	$6,017.4	$1,481.6	$(147.7)	48,851	$(2,356.4)	$4,997.9
Exercise of stock options	23	—	0.9	—	—	—	—	0.9
Vesting of restricted stock units, net	9	—	(0.3)	—	—	—	—	(0.3)
Common stock issued under the employee stock purchase plan	166	—	9.7	—	—	—	—	9.7
Stock-based compensation	—	—	14.9	—	—	—	—	14.9
Net income	—	—	—	118.7	—	—	—	118.7
Other comprehensive income activity	—	—	—	—	(90.5)	—	—	(90.5)
Repurchase of common stock	—	—	—	—	—	2,550	$(175.1)	(175.1)
Balance at September 24, 2022	298,533	$3.0	$6,042.6	$1,600.3	$(238.2)	51,401	$(2,531.5)	$4,876.2
Exercise of stock options	267	—	10.3	—	—	—	—	10.3
Vesting of restricted stock units, net	514	—	(23.0)	—	—	—	—	(23.0)
Common stock issued under the employee stock purchase plan	171	—	10.2	—	—	—	—	10.2
Stock-based compensation	—	—	20.5	—	—	—	—	20.5
Net income	—	—	—	187.4	—	—	—	187.4
Other comprehensive income activity	—	—	—	—	110.9	—	—	110.9
Repurchase of common stock	—	—	—	—	—	1,539.0	(100.0)	(100.0)
Balance at December 31, 2022	299,485	$3.0	$6,060.6	$1,787.7	$(127.3)	52,940	$(2,631.5)	$5,092.5

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	December 31, 2022	December 25, 2021
OPERATING ACTIVITIES
Net income	$187.4	499.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22.7	22.3
Amortization of acquired intangible assets	63.2	85.7
Stock-based compensation expense	20.5	18.7
Deferred income taxes	(26.2)	(21.9)
Debt extinguishment loss	—	0.7
Other adjustments and non-cash items	29.1	5.7
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(45.0)	(48.1)
Inventories	(47.0)	(17.4)
Prepaid income taxes	17.9	(4.6)
Prepaid expenses and other assets	26.2	0.3
Accounts payable	1.5	(13.8)
Accrued expenses and other liabilities	0.8	42.4
Deferred revenue	2.3	(5.0)
Net cash provided by operating activities	253.4	564.2
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	(157.3)
Capital expenditures	(15.8)	(20.5)
Proceeds from the Department of Defense	—	21.3
Increase in equipment under customer usage agreements	(13.3)	(17.0)
Purchase of equity investment	(10.0)	—
Other activity	(1.9)	—
Net cash used in investing activities	(41.0)	(173.5)
FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	—	1,491.2
Repayment of long-term debt	(3.8)	(1,387.5)
Payment of deferred acquisition consideration	(0.8)	—
Repayment of acquired long-term debt	—	(63.6)
Repurchases of common stock	(100.0)	(167.0)
Proceeds from issuance of common stock pursuant to employee stock plans	15.1	6.4
Payment of minimum tax withholdings on net share settlements of equity awards	(23.0)	(22.4)
Payments under finance lease obligations	(1.0)	(0.6)
Net cash used in financing activities	(113.5)	(143.5)
Effect of exchange rate changes on cash and cash equivalents	2.9	3.3
Net increase in cash and cash equivalents	101.8	250.5
Cash and cash equivalents, beginning of period	2,339.5	1,170.3
Cash and cash equivalents, end of period	$2,441.3	$1,420.8
See accompanying notes.

HOLOGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(all tabular amounts in millions, except number of shares, which are reflected in thousands, and per share data)

(1) Basis of Presentation

The unaudited consolidated financial statements of Hologic, Inc. (“Hologic” or the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. These unaudited financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended September 24, 2022 included in the Company’s Form 10-K filed with the SEC on November 15, 2022. In the opinion of management, the unaudited financial statements and notes contain all adjustments (consisting of normal recurring accruals and all other necessary adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three months ended December 31, 2022 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 30, 2023. Fiscal 2023 is a 53-week fiscal year, and the additional week is included in the first quarter of fiscal 2023 consistent with the Company's historical fiscal calendar.

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events affecting the unaudited consolidated financial statements as of and for the three months ended December 31, 2022.

(2) Revenue

The Company accounts for revenue pursuant to ASC 606, Revenue from Contracts with Customer (ASC 606) and generates revenue from the sale of its products, primarily medical imaging systems and related components and software, diagnostic tests and assays and surgical disposable products, and related services, which are primarily support and maintenance services on its medical imaging systems, and to a lesser extent installation, training and repairs. In addition, the Company generates service revenue from performing laboratory testing services through its Biotheranostics CLIA laboratory, which is included in its Molecular Diagnostics business. The Company's products are sold primarily through a direct sales force, and within international markets, there is more reliance on distributors and resellers. Revenue is recorded net of sales tax. The following tables provide revenue from contracts with customers by business and geographic region on a disaggregated basis:

	Three Months Ended December 31, 2022
Business (in millions)	United States	International	Total
Diagnostics:
Cytology & Perinatal	$78.2	$48.6	$126.8
Molecular Diagnostics	328.2	97.0	425.2
Blood Screening	7.3	—	7.3
Total	$413.7	$145.6	$559.3

Breast Health:
Breast Imaging	$212.2	$52.2	$264.4
Interventional Breast Solutions	57.8	12.0	69.8
Total	$270.0	$64.2	$334.2

GYN Surgical	$123.1	$31.0	$154.1

Skeletal Health	$16.8	$9.8	$26.6
	$823.6	$250.6	$1,074.2

	Three Months Ended December 25, 2021
Business (in millions)	United States	International	Total
Diagnostics:
Cytology & Perinatal	$80.9	$49.8	$130.7
Molecular Diagnostics	528.0	285.3	813.3
Blood Screening	6.4	—	6.4
Total	$615.3	$335.1	$950.4

Breast Health:
Breast Imaging	$208.9	$73.4	$282.3
Interventional Breast Solutions	62.1	14.9	77.0
Total	$271.0	$88.3	$359.3

GYN Surgical	$109.3	$25.0	$134.3

Skeletal Health	$16.8	$10.3	$27.1
	$1,012.4	$458.7	$1,471.1

	Three Months Ended
Geographic Regions (in millions)	December 31, 2022	December 25, 2021
United States	$823.6	$1,012.4
Europe	147.4	295.1
Asia-Pacific	63.8	119.7
Rest of World	39.4	43.9
	$1,074.2	$1,471.1

The following table provides revenue recognized by source:

	Three Months Ended
Revenue by type (in millions)	December 31, 2022	December 25, 2021
Disposables	$727.8	$1,106.3
Capital equipment, components and software	158.5	197.0
Service	183.3	162.8
Other	4.6	5.0
	$1,074.2	$1,471.1

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

Revenue from laboratory testing services, which is generated by the Company's Biotheranostics business, is recognized based upon contracted amounts with payors and historical cash collection experience for the same test or same payor group. Revenue is recognized once the laboratory services have been performed, the results have been delivered to the ordering physician, the payor has been identified, and insurance has been verified. The estimated timeframes for cash collection are three months for Medicare payors, six months for Medicare Advantage payors, and nine months for commercial payors.

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

Remaining Performance Obligations

As of December 31, 2022, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $875.7 million. These remaining performance obligations primarily relate to support and maintenance obligations and extended warranty in the Company's Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 35% of this amount as revenue in fiscal 2023, 32% in fiscal 2024, 20% in fiscal 2025, 9% in fiscal 2026, and 4% thereafter. As permitted, the Company does not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company's Breast Health and Skeletal Health reportable segments. Contract liabilities are classified as other current liabilities and other long-term liabilities in the Consolidated Balance Sheets. The Company recognized revenue of $66.8 million and $56.4 million in the three months ended December 31, 2022 and December 25, 2021, respectively, that was included in the contract liability balance at September 24, 2022 and September 25, 2021, respectively.

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

(3) Leases

Lessor Activity - Leases where Hologic is the Lessor

Certain assets, primarily diagnostics instruments, are leased to customers under contractual arrangements that typically include an operating lease and performance obligations for disposables, reagents and other consumables. These contractual arrangements are subject to termination provisions which are evaluated in determining the lease term for lease accounting purposes. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where instruments are provided under operating lease arrangements, some portion or the entire lease revenue may be variable and subject to subsequent non-lease component (e.g., reagent) sales. Sales-type leases are immaterial. The allocation of revenue between the lease and non-lease components is based on stand-alone selling prices. Lease revenue represented less than 3% of the Company's consolidated revenue for all periods presented.

(4) Fair Value Measurements

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company has investments in derivative instruments comprised of an interest rate swap, forward foreign currency contracts and foreign currency option contracts, which are valued using analyses obtained from independent third-party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of these derivative contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 9 for further discussion and information on derivative contracts. In addition, the Company has a contingent consideration liability that is recorded at fair value and based on Level 3 inputs. The contingent consideration liability as of December 31, 2022 and December 25, 2021 was related to the Acessa acquisition.

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at December 31, 2022:

		Fair Value at Reporting Date Using
	Balance as of December 31, 2022	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$35.1	$—	$35.1	$—
Forward foreign currency contracts	3.0	—	3.0	—
Foreign currency option contracts	1.0	—	1.0	—
Total	$39.1	$—	$39.1	$—
Liabilities:
Contingent consideration	$23.4	$—	$—	$23.4
Forward foreign currency contracts	0.9	—	0.9	—
Total	$24.3	$—	$0.9	$23.4

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, during the three month periods ended December 31, 2022 and December 25, 2021 were as follows:

	Three Month Ended
	December 31, 2022	December 25, 2021
Balance at beginning of period	$23.4	$75.1
Contingent consideration recorded at acquisition	—	—
Fair value adjustments	—	(4.1)
Payments	—	—
Balance at end of period	$23.4	$71.0

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of equity investments and long-lived assets, including property, plant and equipment, intangible assets, and goodwill. During the first quarter of fiscal 2022, the Company recorded a $4.3 million charge to write-off an equity method investment acquired in the Mobidiag acquisition. There were no other remeasurements in the three months ended December 31, 2022 and December 25, 2021.

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

Amounts outstanding under the Company’s 2021 Credit Agreement of $1.5 billion aggregate principal as of December 31, 2022 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 4.625% Senior Notes due 2028 (the “2028 Senior Notes”) and 3.250% Senior Notes due 2029 (the “2029 Senior Notes”) had fair values of $373.9 million and $819.2 million, respectively, as of December 31, 2022 based on their trading prices, representing a Level 1 measurement. Refer to Note 7 for the carrying amounts of the various components of the Company’s debt.

(5) Business Combinations

Fiscal 2022 Acquisition

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

The total purchase price was allocated to Bolder's tangible and identifiable intangible assets and liabilities based on the estimated fair values as of November 29, 2021, as set forth below.

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

The estimate of the weighted average life for the developed technology, customer relationship, and trade name assets is 10 years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the amount of goodwill were primarily based on anticipated strategic and synergistic benefits that are expected to be realized from the Bolder acquisition. These benefits include expanding the Company's surgical portfolio and utilizing GYN Surgical's sales and regulatory expertise to drive adoption and revenue growth. None of the goodwill is expected to be deductible for income tax purposes.

Contingent Consideration

The Company has a contingent consideration liability related to its acquisition of Acessa Health, Inc. ("Acessa"), which occurred in August 2020. Acessa developed the ProVu laparoscopic radiofrequency ablation system. The Company estimated the fair value of this liability to be $81.8 million as of the acquisition date. The contingent payments are based on a multiple of annual incremental revenue growth over a three-year period ending annually in December of each of 2021, 2022, and 2023. There is no maximum earnout. Pursuant to ASC 805, Business Combinations (ASC 805), the Company recorded its estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, revenue growth rates of comparable companies, implied volatility and applying a risk adjusted discount rate. Each quarter the Company is required to remeasure the fair value of the liability as assumptions change and such adjustments are recorded in operating expenses. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820, Fair Value Measurements. This fair value measurement is directly impacted by the Company's estimate of future incremental revenue growth of the business. Accordingly, if actual revenue growth is higher or lower than the estimates within the fair value measurement, the Company would record additional charges or gains. During the year ended September 24, 2022, the Company remeasured the contingent consideration and recorded a gain of $39.5 million to record the liability at fair value. The reduction in fair value was primarily due to a decrease in forecasted revenues over the measurement period and to a much lesser extent an increase in the discount rate driven by market rates. During the three months ended December 25, 2021, the first measurement period was completed, and the Company recorded a gain of $4.1 million to decrease the contingent consideration liability to fair value based on actual revenue results in the first earn-out period. During the second quarter of fiscal 2022, the Company made a payment of $12.2 million for the first earn-out period. During the three months ended December 31, 2022, the second measurement period was completed, resulting in an estimated amount of $7.2 million. No additional adjustment was recorded based on actual and forecasted results. As of December 31, 2022, the contingent consideration liability was $23.4 million.

(6) Restructuring

During the first quarter of fiscal 2022, the Company finalized its decision to close its Danbury, Connecticut facility where it manufactures its Breast Health capital equipment products. The manufacturing of the Breast Health capital equipment products and all other support services will be moved to the Company's Newark, Delaware facility. In addition, research and development, sales and services support and administrative functions will be moved to the Newark, Delaware and Marlborough, Massachusetts facilities. The transition is expected to be completed by the third quarter of fiscal 2025. The majority of employees located in Danbury were given the option to relocate to the new locations. As a result of this plan, the Company expects a number of employees to not relocate resulting in their termination. The employees were notified of the closure during the first quarter of fiscal 2022, but were not communicated about their termination and related severance benefits until the third quarter of fiscal 2022. The Company is recording severance benefits pursuant to pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420), and the severance benefits are being expensed ratably over the required service period. As a result, the Company recorded severance charges of $0.7 million in the first quarter of fiscal 2023 and $1.6 million in fiscal 2022, respectively. The Company estimates that total severance charges, including retention, will be approximately $7.0 million.

(7) Borrowings and Credit Arrangements

The Company’s borrowings consisted of the following:

	December 31, 2022	September 24, 2022
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$20.6	$15.0
Total current debt obligations	$20.6	$15.0
Long-term debt obligations, net of debt discount and issuance costs:
Term Loan	1,472.7	1,475.7
2028 Senior Notes	396.3	396.1
2029 Senior Notes	937.2	936.6
Total long-term debt obligations	$2,806.2	$2,808.4
Total debt obligations	$2,826.8	$2,823.4

2021 Credit Agreement

On September 27, 2021, the Company refinanced its then existing term loan and revolving credit facility with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders (the "2018 Credit Agreement") by entering into a Refinancing Amendment (the "2021 Credit Agreement"). On August 22, 2022, the Company further amended the 2021 Credit Agreement by entering into an amendment to address the planned phase out of LIBOR by the UK Financial Conduct Authority. Under this amendment, the interest rates applicable to the loans under the 2021 Credit Agreement denominated in U.S. Dollars were converted to a variant of the secured overnight financing rate (“SOFR”), as established from time to time by the Federal Reserve Bank of New York, plus a corresponding spread.

The 2021 Credit Agreement provides for a $1.5 billion secured term loan facility (the "2021 Term Loan") and a $2.0 billion revolving credit facility (the "2021 Revolver"). As of December 31, 2022, the principal amount outstanding under the 2021 Term Loan was $1.5 billion, and the interest rate was 5.43% per annum. No amounts were outstanding under the 2021 Revolver and the full amount was available to be borrowed by the Company.

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

Interest expense, weighted average interest rates, and the interest rate at the end of period under the 2021 Credit Agreement were as follows:

	Three Months Ended
	December 31, 2022	December 25, 2021
Interest expense	$20.4	$5.3
Weighted average interest rate	4.63%	1.09%
Interest rate at end of period	5.43%	1.10%

The Company's interest rate swap, which fixes the rate on $1 billion of aggregate principal under the 2021 Term Loan at 1.23%, resulted in the Company receiving $6.6 million in the first quarter of fiscal 2023, which was recorded as a reduction to interest expense.

The 2021 Credit Agreement contains two financial covenants; a total leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter. These terms, and calculations thereof, are defined in further detail in the 2021 Credit Agreement. As of December 31, 2022, the Company was in compliance with these covenants.

2028 Senior Notes

As of December 31, 2022, the Company had 4.625% Senior Notes due 2028 (the "2028 Senior Notes") outstanding in the aggregate principal balance of $400 million. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries and mature on February 1, 2028.

2029 Senior Notes

As of December 31, 2022, the Company had 3.250% Senior Notes due 2029 (the "2029 Senior Notes") outstanding in the aggregate principal balance of $950 million. The 2029 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries and mature on February 15, 2029.

Interest expense for the 2029 Senior Notes and 2028 Senior Notes was as follows:

		Three Months Ended
	Interest Rate	December 31, 2022	December 25, 2021
2028 Senior Notes	4.625%	5.2	4.8
2029 Senior Notes	3.250%	8.9	8.2
Total		$14.1	$13.0

Accounts Receivable Securitization Program

During April 2022, the Company repaid the outstanding balance of $248.5 million under its accounts receivable securitization program (the "Securitization Program"). On June 10, 2022, the Company amended the Credit and Security agreement with lenders, temporarily suspending the ability to borrow and the need to comply with covenants for up to a year. As of December 31, 2022, the Company did not have any borrowings under this program.

(8) Trade Receivables and Allowance for Credit Losses

The Company applies ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) to its trade receivables and allowances for credit losses, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The expected credit losses are developed using an estimated loss rate method that considers historical collection experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The estimated loss rates are applied to trade receivables with similar risk characteristics such as the length of time the balance has been outstanding and the location of the customer. In certain instances, the Company may identify individual trade receivable assets that do not share risk characteristics with other trade receivables, in which case the Company records its expected credit losses on an individual asset basis. For example, potential adverse changes to customer liquidity from new macroeconomic events, such as the COVID-19 pandemic, must be taken into consideration. To date, the Company has not experienced significant customer payment defaults, or identified other significant collectability concerns. In connection with assessing credit losses for individual trade receivable assets, the Company considers significant factors relevant to collectability including those specific to the customer such as bankruptcy, length of time an account is outstanding, and the liquidity and financial position of the customer. If a trade receivable asset is evaluated on an individual basis, the Company excludes those assets from the portfolios of trade receivables evaluated on a collective basis.

The following is a rollforward of the allowance for credit losses as of December 31, 2022 compared to December 25, 2021:

	Balance at Beginning of Period	Credit Loss	Write-offs, Payments and Foreign Exchange	Balance at End of Period
Three Months Ended
December 31, 2022	$37.7	$1.2	$0.2	$39.1
December 25, 2021	$40.5	$3.1	$(1.6)	$42.0

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

In fiscal 2019, in order to hedge a portion of its variable rate debt, the Company entered into an interest rate swap contract with an effective date of December 23, 2020 and a termination date of December 17, 2023. On August 25, 2022, the interest rate swap agreement was restructured (consistent with the 2021 Credit Agreement) to convert the benchmark interest rate from LIBOR to the SOFR rate effective September 23, 2022 with a termination date of December 17, 2023. The Company applied the practical and optional expedients in ASC 848, Reference Rate Reform, in evaluating the impact of modifying the contract, which resulted in no change to the accounting for this derivative contract. The notional amount of this swap is $1.0 billion. The restructured interest rate swap effectively fixes the SOFR component of the variable interest rate on $1.0 billion of the notional amount under the 2021 Credit Agreement at 1.23%. The critical terms of the restructured interest rate swap are designed to mirror the terms of the Company’s SOFR-based borrowings under the 2021 Credit Agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the SOFR-based interest payments on $1.0 billion of principal. Therefore, changes in the fair value of the swap are recorded in AOCI. The fair value of this derivative was in an asset position of $35.1 million as of December 31, 2022.

Forward Foreign Currency Exchange Contracts and Foreign Currency Option Contracts

The Company enters into forward foreign currency exchange contracts and foreign currency option contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's cash and operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar, the Chinese Yuan and the Japanese Yen. These foreign currency contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. The Company did not elect hedge accounting for these contracts and as of December 31, 2022 the notional amount was $369.2 million. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense) income, net.

Realized and unrealized gains and losses from these contracts, which were the only derivative contracts not designated for hedge accounting, for the three months ended December 31, 2022 and December 25, 2021, respectively, were as follows:

	Three Months Ended
	December 31, 2022	December 25, 2021
Amount of realized gain (loss) recognized in income
Forward foreign currency contracts	$(2.4)	$(12.4)
Foreign currency option contracts	(0.2)	—
	$(2.6)	$(12.4)
Amount of unrealized gain (loss) recognized in income
Forward foreign currency contracts	$(13.8)	$(6.8)
Foreign currency option contracts	(8.3)	—
	$(22.1)	$(6.8)
Amount of gain (loss) recognized in income
Total	$(24.7)	$(19.2)

Financial Instrument Presentation

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of December 31, 2022:

	Balance Sheet Location	December 31, 2022	September 24, 2022
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contract	Prepaid expenses and other current assets	$35.1	$31.9
Interest rate swap contract	Other assets	—	7.0
		$35.1	$38.9

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$3.0	$15.8
Foreign currency option contracts	Prepaid expenses and other current assets	1.0	10.6
		$4.0	$26.4

Liabilities:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$0.9	$—

The following table presents the unrealized gain (loss) recognized in AOCI related to the interest rate swap for the following reporting periods:

	Three Months Ended
	December 31, 2022	December 25, 2021
Amount of (loss) gain recognized in other comprehensive income, net of taxes:
Interest rate swap	$(2.9)	$7.9
Total	$(2.9)	$7.9

(10) Commitments and Contingencies

Litigation and Related Matters

On November 6, 2015, the Company filed a suit against Minerva Surgical, Inc. (“Minerva”) in the United States District Court for the District of Delaware, alleging that Minerva’s endometrial ablation device infringes U.S. Patent 6,872,183 (the '183 patent), U.S. Patent 8,998,898 and U.S. Patent 9,095,348 (the '348 patent). On January 25, 2016, the Company amended the complaint to include claims against Minerva for unfair competition, deceptive trade practices and tortious interference with business relationships. On February 5, 2016, the Company filed a second amended complaint to additionally allege that Minerva’s endometrial ablation device infringes U.S. Patent 9,247,989 (the '989 patent). On March 4, 2016, Minerva filed an answer and counterclaims against the Company, seeking declaratory judgment on the Company’s claims and asserting claims against the Company for unfair competition, deceptive trade practices, interference with contractual relationships, breach of contract and trade libel. On June 2, 2016, the Court denied the Company’s motion for a preliminary injunction on its patent claims and denied Minerva’s request for preliminary injunction related to the Company’s alleged false and deceptive statements regarding the Minerva product. On June 28, 2018, the Court granted the Company's summary judgment motions on infringement and no invalidity with respect to the ‘183 and ‘348 patents. The Court also granted the Company’s motion for summary judgment on assignor estoppel, which bars Minerva’s invalidity defenses. The Court also denied all of Minerva’s defenses, including its motions for summary judgment on invalidity, non-infringement, no willfulness, and no unfair competition. On July 27, 2018, after a two-week trial, a jury returned a verdict that: (1) awarded the Company $4.8 million in damages for Minerva’s infringement; (2) found that Minerva’s infringement was not willful; and (3) found for the Company regarding Minerva’s counterclaims. Damages continued to accrue as Minerva continues its infringing conduct. On May 2, 2019, the Court issued rulings that denied the parties' post-trial motions, including the Company's motion for a permanent injunction seeking to prohibit Minerva from selling infringing devices. Both parties appealed the Court's rulings regarding the post-trial motions. On March 4, 2016, Minerva filed two petitions at the United States Patent and Trademark Office ("USPTO") for inter partes review of the '348 patent. On September 12, 2016, the Patent Trial and Appeal Board of the USPTO (“PTAB") declined both petitions to review patentability of the '348 patent. On April 11, 2016, Minerva filed a petition for inter partes review of the '183 patent. On October 6, 2016, the PTAB granted the petition and instituted a review of the '183 patent. On December 15, 2017, the PTAB issued a final written decision invalidating all claims of the ‘183 patent. On February 9, 2018, the Company appealed this decision to the United States Court of Appeals for the Federal Circuit ("Court of Appeals"). On April 19, 2019, the Court of Appeals affirmed the PTAB's final written decision regarding the '183 patent. On July 16, 2019, the Court of Appeals denied the Company’s petition for rehearing in the appeal regarding the '183 patent. On April 22, 2020, the Court of Appeals affirmed the district court’s summary judgment ruling in favor of the Company of no invalidity and infringement, and summary judgment that assignor estoppel bars Minerva from challenging the validity of the ‘348 patent. The Court of Appeals also denied the Company’s motion for a permanent injunction and ongoing royalties for infringement of the ‘183 patent. The Court of Appeals denied Minerva’s arguments for no damages or, alternatively, a new trial. On May 22, 2020 both parties petitioned for en banc review of the Court of Appeals decision. On July 22, 2020, the Court of Appeals denied both parties' petitions for en banc review. On August 28, 2020, the district court entered final judgment against Minerva but stayed execution pending resolution of Minerva’s petition for Supreme Court review. On September 30, 2020, Minerva filed a petition requesting Supreme Court review on the issue of assignor estoppel. On November 5, 2020, the Company filed a cross-petition requesting Supreme Court review on the issue of assignor estoppel. On January 8, 2021, the Supreme Court granted Minerva’s petition to address the issue of assignor estoppel and denied the Company's petition. Oral argument before the Supreme Court was held on April 21, 2021. On June 29, 2021, the Supreme Court ruled 5-4 to uphold the assignor estoppel but limited its application to situations in which an assignor’s claim of invalidity contradicts a prior representation the assignor made in assigning the patent. The Court also vacated the ruling of the Court of Appeals and remanded the case for further proceedings consistent with its opinion. On August 11, 2022, the Court of Appeals affirmed the district court ruling on the issue of assignor estoppel, which barred Minerva from challenging the validity of the patent rights it assigned to the Company and reinstated its earlier judgment against Minerva on infringement. On September 11, 2022, Minerva petitioned for en banc review of the Court of Appeals decision. The Company filed its response on October 25, 2022, and on November 10, 2022, the Court of Appeals denied Minerva's petition ending the appeals process. During the first quarter of 2023, the Company received a payment for infringement damages in the amount of $7.4 million, which included the original award of $4.8 million plus post-trial damages and interest. This amount was recorded as a credit to general and administrative expenses.

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

The Company is a party to various other legal proceedings and claims arising out of the ordinary course of its business. The Company believes that except for those matters described above there are no other proceedings or claims pending against it, the ultimate resolution of which could have a material adverse effect on its financial condition or results of operations. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies (ASC 450). Legal costs are expensed as incurred.

(11) Net Income Per Share

A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended
	December 31, 2022	December 25, 2021
Basic weighted average common shares outstanding	247,319	253,499
Weighted average common stock equivalents from assumed exercise of stock options and issuance of restricted stock units	1,962	2,571
Diluted weighted average common shares outstanding	249,281	256,070
Weighted-average anti-dilutive shares related to:
Outstanding stock options and restricted stock units	1,631	868

(12) Stock-Based Compensation

The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended
	December 31, 2022	December 25, 2021
Cost of revenues	$2.9	$2.3
Research and development	3.4	2.7
Selling and marketing	3.3	2.6
General and administrative	10.9	11.1
	$20.5	$18.7

The Company granted options to purchase 0.5 million and 0.6 million shares of the Company's common stock during the three months ended December 31, 2022 and December 25, 2021, respectively, with weighted-average exercise prices of $74.26 and $71.15, respectively. There were 4.5 million options outstanding at December 31, 2022 with a weighted-average exercise price of $51.67.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended
	December 31, 2022	December 25, 2021
Risk-free interest rate	4.3%	1.1%
Expected volatility	33.9%	34.2%
Expected life (in years)	4.8	4.8
Dividend yield	—	—
Weighted average fair value of options granted	$25.81	$21.03

The Company granted 0.6 million and 0.6 million restricted stock units ("RSUs") during the three months ended December 31, 2022 and December 25, 2021, respectively, with weighted-average grant date fair values of $74.30 and $71.15 per unit, respectively. In addition, the Company granted 0.1 million and 0.1 million performance stock units ("PSUs") during the three months ended December 31, 2022 and December 25, 2021, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $74.35 and $71.16 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of a three-year performance period, provided that the Company’s defined Return on Invested Capital metrics are achieved. The Company also granted 0.1 million and 0.1 million of FCF PSUs based on a three-year cumulative free cash flow measure ("FCF PSUs") to its senior management team, which had a grant date fair value of $74.35 and $71.16 per unit during the three months ended December 31, 2022 and December 25, 2021, respectively. Each recipient of FCF PSUs is eligible to receive between zero and 200% of the target number of shares of the Company's common stock at the end of the three-year measurement period. The PSUs and FCF PSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million and 0.1 million market-based awards ("MSUs") to its senior management team during the three months ended December 31, 2022 and December 25, 2021, respectively. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of a three-year performance period based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $97.91 and $75.43 per share using the Monte Carlo simulation model in fiscal 2023 and 2022, respectively. The MSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense for the MSUs ratably over the service period. At December 31, 2022, there was 1.7 million in aggregate unvested RSUs, PSUs, FCF PSUs and MSUs outstanding.

At December 31, 2022, there was $23.1 million and $95.3 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, PSUs, FCF PSUs and MSUs), respectively, to be recognized over a weighted-average period of 2.4 and 2.2 years, respectively.

(13) Other Balance Sheet Information

	December 31, 2022	September 24, 2022
Inventories
Raw materials	$308.4	$252.9
Work-in-process	70.7	60.1
Finished goods	298.6	310.7
	$677.7	$623.7

Property, plant and equipment
Equipment	$396.3	$394.8
Equipment under customer usage agreements	506.0	486.5
Building and improvements	206.1	196.0
Leasehold improvements	46.7	44.8
Land	41.1	40.9
Furniture and fixtures	18.0	16.7
Finance lease right of use asset	8.3	7.5
	$1,222.5	$1,187.2
Less – accumulated depreciation and amortization	(728.2)	(705.6)
	$494.3	$481.6

In September 2020 and October 2020, the Company was awarded grants of $7.6 million and $119.3 million, respectively, from the Department of Defense Joint Acquisition Task Force ("DOD") to expand production capacity for the Company's two SARS-CoV-2 assays. These grants were specifically to fund capital equipment and labor investments to increase manufacturing capacity to enable the Company to provide a certain amount of COVID-19 tests per month for the U.S. market. The Company is accounting for the funds received under these grants as a reimbursement of the purchased capital equipment. The Company procures and pays for the capital equipment and necessary resources to build out its facility and construct the manufacturing lines to meet the requirements specified in the grant agreement. Subsequent to the Company paying for the capital equipment, the DOD will reimburse the Company upon it meeting certain requirements. However, the DOD retains title to assets purchased under the agreement, and title is transferred to the Company upon meeting certain milestones of the manufacturing efforts and obtaining approval from the DOD that the respective milestone has been met. As of December 31, 2022, the Company had $20.5 million of capital equipment that was awaiting approval from the DOD pending approval of completion of the defined milestones. In fiscal 2022, the Company received $75.0 million from the DOD for reimbursement of capital equipment, which was recorded as a reduction of the cost basis of the purchased equipment. In addition, a portion of the DOD grant funds expenditures in connection with the project that do not qualify for capitalization and are recorded as a reduction to expenses, which was $7.6 million in fiscal 2022. During the three months ended December 31, 2022 and December 25, 2021, the Company received $0.0 million and $21.3 million, respectively, from the DOD, which was recorded as a reduction of the cost basis of the purchased equipment. Payments under these grants are subject to satisfaction of the conditions of the grants, including applicable governmental appropriations.

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

Identifiable assets for the reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three months ended December 31, 2022 and December 25, 2021. Segment information is as follows:

	Three Months Ended
	December 31, 2022	December 25, 2021
Total revenues:
Diagnostics	$559.3	$950.4
Breast Health	334.2	359.3
GYN Surgical	154.1	134.3
Skeletal Health	26.6	27.1
	$1,074.2	$1,471.1
Income from operations:
Diagnostics	$151.1	$531.8
Breast Health	60.5	81.7
GYN Surgical	48.8	26.6
Skeletal Health	2.0	1.2
	$262.4	$641.3
Depreciation and amortization:
Diagnostics	$59.9	$69.4
Breast Health	13.6	15.5
GYN Surgical	12.3	22.9
Skeletal Health	0.1	0.2
	$85.9	$108.0
Capital expenditures:
Diagnostics	$15.9	$31.0
Breast Health	7.2	4.2
GYN Surgical	3.9	2.1
Skeletal Health	0.1	0.1
Corporate	2.0	0.1
	$29.1	$37.5

	December 31, 2022	September 24, 2022
Identifiable assets:
Diagnostics	$2,950.7	$2,881.7
Breast Health	1,262.0	1,245.8
GYN Surgical	1,466.1	1,461.5
Skeletal Health	31.6	27.5
Corporate	3,579.9	3,454.7
	$9,290.3	$9,071.2

The Company had no customers that represented greater than 10% of consolidated revenues during the three months ended December 31, 2022 and December 25, 2021.

The Company operates in the following major geographic areas noted in the below chart. Revenue data is based upon customer location. Other than the United States, no single country accounted for more than 10% of consolidated revenues. The Company’s sales in Europe are predominantly derived from the United Kingdom, Germany, France, Spain, Italy and the Netherlands . The Company’s sales in Asia-Pacific are predominantly derived from China, Australia and Japan. The “Rest of World” designation includes Canada, Latin America and the Middle East.

Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended
	December 31, 2022	December 25, 2021
United States	76.7%	68.8%
Europe	13.7%	20.1%
Asia-Pacific	5.9%	8.1%
Rest of World	3.7%	3.0%
	100.0%	100.0%

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

The Company’s effective tax rate for the three months ended December 31, 2022 and December 25, 2021 was 21.6% and 19.7%, respectively.

The effective tax rate for the three months ended December 31, 2022 was higher than the U.S. statutory tax rate primarily due to income tax reserves, the global intangible low-taxed income inclusion, and state income taxes, partially offset by the impact of the U.S. deduction for foreign derived intangible income, the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits.

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

Non-Income Tax Matters

The Company is subject to tax examinations for value-added, sales-based, payroll, and other non-income tax items. A number of these examinations are ongoing in various jurisdictions. The Company takes certain non-income tax positions in the jurisdictions in which it operates. In the normal course of business, the Company's positions and conclusions related to its non-income tax positions could be challenged, resulting in assessments by governmental authorities. Pursuant to ASC 450, the Company has recorded loss contingencies with respect to some of these positions. Such amounts were not material for the three months ended December 31, 2022 and December 25, 2021. While the Company believes its estimated losses recorded are reasonable, certain audits are still ongoing and additional charges could be recorded in the future.

(16) Intangible Assets

Intangible assets consisted of the following:

Description	As of December 31, 2022		As of September 24, 2022
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,602.5	$3,520.6	$4,565.6	$3,458.2
In-process research and development	36.2	—	33.0	—
Customer relationships	607.2	542.6	601.9	535.6
Trade names	267.4	206.6	265.2	203.3
Total acquired intangible assets	$5,513.3	$4,269.8	$5,465.7	$4,197.1

Internal-use software	26.7	20.7	26.0	19.9
Capitalized software embedded in products	27.0	21.1	26.5	20.6
Total intangible assets	$5,567.0	$4,311.6	$5,518.2	$4,237.6

The estimated remaining amortization expense of the Company's acquired intangible assets as of December 31, 2022 for each of the five succeeding fiscal years was as follows:

Remainder of Fiscal 2023	$175.8
Fiscal 2024	$224.2
Fiscal 2025	$209.3
Fiscal 2026	$177.1
Fiscal 2027	$89.9

(17) Product Warranties

Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Three Months Ended:
December 31, 2022	$8.0	$2.6	$(2.2)	$8.4
December 25, 2021	$8.8	$2.1	$(2.3)	$8.6

(18) Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated balances of other comprehensive loss for the periods presented:

	Three Months Ended December 31, 2022
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total
Beginning Balance	$(267.2)	$(0.3)	$29.3	$(238.2)
Other comprehensive income (loss) before reclassifications	113.8	—	(2.9)	110.9
Ending Balance	$(153.4)	$(0.3)	$26.4	$(127.3)

	Three Months Ended December 25, 2021
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total
Beginning Balance	$(43.1)	$(1.3)	$(14.7)	$(59.1)
Other comprehensive income (loss) before reclassifications	(37.8)	—	7.9	(29.9)
Ending Balance	$(80.9)	$(1.3)	$(6.8)	$(89.0)

(19) Share Repurchase

On September 22, 2022, the Board of Directors authorized a new stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of the Company's outstanding common stock, effective as of the close of trading September 23, 2022. This new repurchase program replaced the previous $1.0 billion authorization. During the three months ended December 31, 2022, the Company repurchased 1.5 million shares of its common stock for total consideration of $100.0 million. As of December 31, 2022, $900.0 million remained available under this authorization.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” "intends," “anticipates,” “believes,” “estimates,” “projects,” “predicts,” "likely," "future," "strategy." “potential,” "seeks," "goal" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including the "Risk Factors" set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 24, 2022 or any other of our subsequently filed reports. We qualify all of our forward-looking statements by these cautionary statements.

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

Through our Diagnostics segment, we offer a wide range of diagnostic products, which are used primarily to aid in the screening and diagnosis of human diseases. Our primary Diagnostics products include our molecular diagnostic assays, which run on our advanced instrumentation systems (Panther, Panther Fusion and Tigris), our ThinPrep cytology system, and the Rapid Fetal Fibronectin Test. Our Aptima family of molecular diagnostic assays is used to detect, among other things, the infectious microorganisms that cause common sexually transmitted diseases, or STDs, such as chlamydia and gonorrhea, or GTGC; certain high-risk strains of human papillomavirus, or HPV; Trichomonas vaginalis, the parasite that causes trichomoniasis; Mycoplasma genitalium; and Herpes Simplex viruses 1 and 2. We also offer viral load tests for the quantitation of Hepatitis B virus, Hepatitis C virus, human immunodeficiency virus, or HIV, and human cytomegalo virus, or CMV, for use on our Panther instrument system. In addition, we offer bacterial vaginosis and candida vaginitis assays for the diagnosis of vaginitis, a common and complex ailment affecting millions of women a year. Our assay portfolio also includes diagnostic tests for a range of acute respiratory infections, including SARS-CoV-2, various strains of influenza and parainfluenza, and respiratory syncytial virus that are run on the Panther Fusion system, a field upgradeable instrument addition to the base Panther system. In response to the COVID-19 pandemic, we developed and launched the Aptima SARS-CoV-2 assay and the Aptima SARS-CoV-2/Flu assay (each of which runs on our standard Panther system) and the Panther Fusion SARS-CoV-2 assay (which runs on our Panther Fusion system). In May 2022, we CE-marked two new molecular assays, Panther Fusion EBV Quant assay for quantitation of Epstein-Barr virus, and the Panther Fusion BKV Quant assay for quantitation of the BK virus. These two new assays are the first quantitative real-time PCR assays on the Panther Fusion system. These assays, along with the Aptima CMV Quant assay already available in Europe, expand our Panther Fusion menu of transplant monitoring assays. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth. We also generate service revenues from our CLIA-certified laboratory for testing related to breast cancer and all metastatic cancers.

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

Our GYN Surgical products include our NovaSure Endometrial Ablation System, or NovaSure, our MyoSure Hysteroscopic Tissue Removal System, or MyoSure, our Fluent Fluid Management system, or Fluent, our Acessa ProVu laparoscopic radiofrequency ablation system, or Acessa ProVu system, as well as our CoolSeal vessel sealing portfolio and our

JustRight surgical stapler. The NovaSure portfolio is comprised of the NovaSure CLASSIC and NovaSure ADVANCED devices and most recently, the NovaSure V5 device for the treatment of abnormal uterine bleeding. The MyoSure suite of devices offers four options to provide incision-less removal of fibroids, polyps, and other pathology within the uterus. The Fluent system is a fluid management system that provides liquid distention during diagnostic and operative hysteroscopic procedures. The Acessa ProVu system is a fully integrated system that uses laparoscopic ultrasound, guidance mapping and radio frequency ablation to treat nearly all types of fibroids. The CoolSeal portfolio includes the Trinity, Reveal, and Mini advanced bipolar vessel sealing devices. The JustRight 5 mm stapler features a smaller instrument profile and is used for laparoscopic general and pediatric surgery.

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

Trademark Notice

Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 3Dimensions, 3D Mammography, Acessa, Acessa ProVu, Affirm, Amplidiag, Aptima, ATEC, Biotheranostics, Brevera, CoolSeal, Diagenode, Eviva, Faxitron, Fluent, Fluoroscan, Focal, Genius 3D, Genius 3D Mammography, Horizon , InSight, JustRight, Mobidiag, MyoSure, Novodiag, NovaSure, Panther, Panther Fusion, Rapid fFN, Selenia, Selenia Dimensions, Somatex, SuperSonic Imagine, ThinPrep, Tigris, Trident, and Tumark.

All other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Hologic's use or display of other parties' trademarks, trade dress or products in this Quarterly Report does not imply that Hologic has a relationship with, or endorsement or sponsorship of, the trademark or trade dress owners.

ACQUISITIONS

Bolder Surgical

On November 29, 2021, we completed the acquisition of Bolder Surgical Holdings, Inc., or Bolder, for a purchase price of $160.1 million. Bolder, located in Louisville, Colorado, is a developer and manufacturer of energy vessel sealing surgical devices used in both laparoscopic and open procedures. Based on our valuation, we allocated $96.7 million of the purchase price to the value of intangible assets and $68.8 million to goodwill. Bolder's results of operations are reported in our GYN Surgical segment.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in millions.

Product Revenues

	Three Months Ended
	December 31, 2022		December 25, 2021		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$532.1	49.5%	$929.3	63.2%	$(397.2)	(42.7)%
Breast Health	182.7	17.0%	220.3	15.0%	(37.6)	(17.1)%
GYN Surgical	153.4	14.3%	134.1	9.1%	19.3	14.4%
Skeletal Health	18.1	1.7%	19.6	1.3%	(1.5)	(7.7)%
	$886.3	82.5%	$1,303.3	88.6%	$(417.0)	(32.0)%

We had a decrease in product revenues in the current quarter compared to the corresponding period in the prior year primarily due to the decrease in revenues in the Diagnostics business as COVID-19 assay sales declined significantly and a decrease in Breast Health revenue primarily due to supply chain constraints. These decreases were partially offset by an increase in GYN Surgical revenues as well as an extra week of activity in the current quarter compared to the corresponding period in the prior year due to our fiscal calendar.

Diagnostics product revenues decreased $397.2 million or 42.7% in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in Molecular Diagnostics of $394.4 million and a decrease in Cytology & Perinatal revenue of $3.8 million, partially offset by an increase in Blood Screening of $1.0 million. Molecular Diagnostics product revenue was $400.4 million in the current quarter compared to $794.8 million in the corresponding period in the prior year. The decrease was primarily attributable to a decrease of $395.9 million in sales from our SARS-CoV-2 assays (primarily the Aptima SARS-CoV-2 assay and to a lesser extent the Panther Fusion SARS-CoV-2 assay) due to lower volumes which we primarily attribute to lower demand from an improvement in the COVID-19 pandemic, the impact of at-home testing alternatives, and lower average selling prices in the international markets. We expect sales of our SARS-CoV-2 assays to be significantly lower in fiscal 2023 compared to fiscal 2022. We also had a decrease in sales of collection devices as a result of lower assay sales, and lower Panther instruments sales as demand for those instruments has decreased, which we primarily attribute to our significantly expanded install base and the decline in the COVID-19 pandemic in the current year period compared to the corresponding period in the prior year. In addition, revenue from our Mobidiag and Diagenode businesses declined in the current quarter compared to the corresponding period in the prior year primarily driven by a decrease in demand for respiratory assays in Europe. These decreases were partially offset by an increase in sales of $20.8 million for our Aptima assays (exclusive of our Aptima SARS-CoV-2 assays), which primarily consisted of our Bacterial Vaginosis and CV Candida assays. This increase was primarily due to expanded adoption by our laboratory customers. In addition, we had an increase in sales from our Quant Viral assays, primarily HIV assays sold in Africa, and Fusion flu assays. The decrease in Cytology & Perinatal was primarily due to a decrease in sales in China from COVID-19 related shutdowns. We also experienced a decrease in revenue from international sales denominated in foreign currencies from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.

Breast Health product revenues decreased $37.6 million or 17.1% in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in volumes of our digital mammography systems, primarily 3D Dimensions systems and related workflow and workstation products and Affirm biopsy systems. The decrease in volume was primarily driven by supply chain constraints related to electronic components, primarily semiconductor chips, which impacted our ability to manufacture sufficient quantities to meet customer demand, which was partially offset by an increase in average selling prices for our 3Dimensions systems and related workflow products. In addition, we had a decrease in sales of our interventional breast solutions products, primarily driven by ATEC and Eviva devices as customers had previously built up inventory levels and staffing constraints impacted procedure volumes, partially offset by an increase in sales of Brevera devices. We also experienced a decrease in revenue from international sales denominated in foreign currencies from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.

GYN Surgical product revenues increased $19.3 million or 14.4% in the current quarter compared to the corresponding period in the prior year primarily due to increases in the sales volume of our Fluent Fluid Management products, MyoSure system sales, CoolSeal vessel sealers, NovaSure systems sales, and Acessa ProVu systems. These increases were partially offset by a decrease in revenue from international sales denominated in foreign currencies from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.

Skeletal Health product revenues decreased $1.5 million or 7.7% in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in sales volume of our Horizon DXA systems and InSight FD Fluoroscan systems. The sales volume decrease was largely associated with supply chain constraints. We also experienced a decrease in revenue from international sales denominated in foreign currencies from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.

Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended
	December 31, 2022	December 25, 2021
United States	75.1%	67.0%
Europe	14.8%	21.4%
Asia-Pacific	6.1%	8.5%
Rest of World	4.0%	3.1%
	100.0%	100.0%

In the current quarter compared to the corresponding period in the prior year, the percentage of product revenue derived from the U.S. increased while Europe and Asia-Pacific decreased, which we primarily attributed to a greater increase in the U.S. for Aptima and Fusion assay sales (exclusive of our Aptima SARS-CoV-2 assays), as well as a lesser decline in SARS-CoV-2 assay volume compared to Europe and Asia-Pacific. Product revenue decreased in China, which we primarily attribute to continued city-wide shutdowns as a result of COVID-19. These shutdowns primarily impacted the sale of our Diagnostics products and to a lesser extent our digital mammography systems. The U.S. also experienced a lesser decline in sales of our digital mammography systems compared to Europe and Asia-Pacific. In addition, the strengthening of the U.S. Dollar against a number of currencies contributed to the increase in the percentage of revenue derived from the U.S. compared to revenue derived from the other geographic regions.

Service and Other Revenues

	Three Months Ended
	December 31, 2022		December 25, 2021		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$187.9	17.5%	$167.8	11.4%	$20.1	12.0%

Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing service, installation, and repair of our products. The majority of these revenues are generated within our Breast Health segment. The increase in service and other revenue in the current quarter compared to the corresponding period in the prior year was primarily due to an increase in Breast Health service contract revenue primarily due to the extra week in the quarter, resulting in incremental revenue of $7.9 million from service contracts, and to a lesser extent continued conversion of a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period. In our Diagnostics business, lab testing revenue from Biotheranostics increased $6.4 million in the current quarter compared to the corresponding period in the prior year.

Cost of Product Revenues

	Three Months Ended
	December 31, 2022		December 25, 2021		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$296.2	33.4%	$318.1	24.4%	$(21.9)	(6.9)%
Amortization of Intangible Assets	55.6	6.3%	74.9	5.7%	(19.3)	(25.8)%
	$351.8	39.7%	$393.0	30.1%	$(41.2)	(10.5)%

Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 33.4% in the current quarter compared to 24.4% in the corresponding period in the prior year. Cost of product revenues as a percentage of revenue increased in the current quarter primarily due to a decrease in sales of our SARS-CoV-2 assays, which have higher gross margins compared to our other diagnostic products, and comprised 14.3% of total product revenue in the current quarter compared to 40.1% in the corresponding period in the prior year. Lower digital mammography system sales and higher product costs from supply chain constraints and inflation also contributed to the increase in cost of product revenues.

Diagnostics' product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year primarily due to lower sales of our SARS-CoV-2 assays, an increase in unfavorable manufacturing variances, higher field service costs and freight, partially offset by an increase in core Aptima, Fusion, and Quant Viral assay volume.

Breast Health’s product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year primarily due to supply chain constraints resulting in lower sales volumes of our higher margin products, higher prices of raw materials and components from supply chain constraints and inflation, an increase in inventory reserves and higher freight internationally, partially offset by a slight increase in average selling prices of our 3Dimensions systems and related workflow products.

GYN Surgical’s product costs as a percentage of revenue increased in the current quarter compared to the corresponding periods in the prior year primarily due to product mix of higher volumes of lower margin products, mostly attributable to sales of our Fluent Fluid Management systems and CoolSeal vessel sealers, partially offset by higher average selling prices of our NovaSure V5 device.

Skeletal Health’s product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year due to higher component costs from supply chain constraints and inflation and to a lesser extent lower sales volume of our Horizon DXA systems and InSight FD Fluoroscan systems.

Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense decreased in the current quarter compared to the corresponding period in the prior year primarily due to lower amortization of intangible assets acquired in the Cytyc acquisition which became fully amortized in the beginning of the first quarter of fiscal 2023 and lower amortization of intangible assets acquired in the Focal and Faxitron acquisitions due to impairments in the prior year, partially offset by an increase from developed technology intangible assets acquired in the Bolder acquisition.

Cost of Service and Other Revenues

	Three Months Ended
	December 31, 2022		December 25, 2021		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$104.5	55.6%	$91.8	54.7%	$12.7	13.8%

Service and other revenues gross margin decreased to 44.4% in the current quarter compared to 45.3% in the corresponding period in the prior year. The decrease in the current quarter was primarily due to higher field service costs from increased labor and spare parts costs for our expanded Breast Health install base. This decrease was partially offset by the inclusion of lab testing revenue from Biotheranostics, which has higher margins than our legacy service business, and by an increase in Breast Health service contract revenue.

Operating Expenses

	Three Months Ended
	December 31, 2022		December 25, 2021		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$74.8	7.0%	$72.8	4.9%	$2.0	2.7%
Selling and marketing	163.5	15.2%	147.4	10.0%	16.1	10.9%
General and administrative	108.5	10.1%	117.9	8.0%	(9.4)	(8.0)%
Amortization of intangible assets	7.6	0.7%	10.8	0.7%	(3.2)	(29.6)%
Contingent consideration - fair value adjustment	—	—%	(4.1)	(0.3)%	4.1	(100.0)%
Restructuring and Divestiture charges	1.1	0.1%	0.2	—%	0.9	450.0%
	$355.5	33.1%	$345.0	23.5%	$10.5	3.0%

Research and Development Expenses. Research and development expenses increased 2.7% in the current quarter compared to the corresponding period in the prior year primarily due to higher compensation and benefits from the extra week in the quarter, and the inclusion of incremental expenses from the Bolder acquisition. Partially offsetting these increases was a higher credit in the current quarter of $1.6 million recorded to research and development expenses for funds received from the Biomedical Advanced Research and Development Authority (BARDA) grant to obtain FDA approval of our SARS-CoV-2 assays, a reduction in spend to implement the European Medical Device Regulation (MDR) and In Vitro Diagnostic Regulation (IVDR) requirements, and lower headcount primarily in Diagnostics. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.

Selling and Marketing Expenses. Selling and marketing expenses increased 10.9% in the current quarter compared to the corresponding period in the prior year. The increase was due to higher compensation and benefits primarily from the extra week in the quarter, and to a lesser extent an increase in headcount, an increase in meetings and travel that were lower in the prior year primarily due to curtailed events as a result of the COVID-19 pandemic, higher severance expense, net increased spend on marketing initiatives primarily from our sponsorship of the Women's Tennis Association and the inclusion of incremental expenses from the Bolder acquisition of $1.6 million.

General and Administrative Expenses. General and administrative expenses decreased 8.0% in the current quarter compared to the corresponding period in the prior year. The decrease was primarily due to a decrease in charitable donations of $10.0 million, a $7.4 million credit from the Minerva litigation settlement received in the quarter, lower tax project and legal expenses, and a decrease in bad debt expense, partially offset by an $8.9 million charge to settle a business dispute in connection with terminating the Mobidiag joint venture agreement in China, an increase in reserves for sales and use tax matters and higher compensation and benefits from the extra week in the quarter.

Amortization of Intangible Assets. Amortization of intangible assets primarily results from customer relationships and trade names related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 5 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense decreased in the current year period due to assets from our Cytyc acquisition becoming fully amortized at the beginning of the first quarter of fiscal 2023.

Contingent Consideration Fair Value Adjustments. In connection with the acquisition of Acessa Health, Inc. ("Acessa"), we are obligated to make contingent earn-out payments. The payments are based on achieving incremental revenue growth over a three-year period ending annually in December of each of 2021, 2022, and 2023. As of the acquisition date, we recorded a contingent consideration liability for the estimated fair value of the amount we expected to pay to the former shareholders of the acquired business. This liability is not contingent on future employment, and we recorded our estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, comparable company revenue growth rates, implied volatility and applying a risk adjusted discount rate. Increases or decreases in the fair value of contingent consideration liability can result from the passage of time, changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates. There was no change in the fair value of the liability in the current quarter. In the first quarter of fiscal 2022, we recorded a gain of $4.1 million based on actual amounts owed for the first earn-out period being lower than the amount accrued as of September 25, 2021.

Interest Expense

	Three Months Ended
	December 31, 2022	December 25, 2021	Change
	Amount	Amount	Amount	%
Interest Expense	$(28.1)	$(25.7)	$(2.4)	9.3%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in the variable interest rate, SOFR, under our 2021 Credit Agreement partially offset by amounts received under our interest rate swap, which hedges the benchmark interest rate, versus payments made under the interest rate swap in the prior year period. In addition, the prior year interest expense included debt refinancing costs for our 2021 Credit Agreement, and interest expense related to debt from the Mobidiag acquisition that was paid off in the prior year.

Debt Extinguishment Loss

	Three Months Ended
	December 31, 2022	December 25, 2021	Change
	Amount	Amount	Amount	%
Debt Extinguishment Loss	$—	$(0.7)	$0.7	—%

In the first quarter of fiscal 2022, we entered into a Refinancing Amendment No. 2 to our 2021 Credit Agreement with Bank of America, N.A. The proceeds were used to pay off the term loan outstanding under our 2018 Credit Agreement. In connection with this transaction we recorded a debt extinguishment charge of $0.7 million.

Other Income (Expense), net

	Three Months Ended
	December 31, 2022	December 25, 2021	Change
	Amount	Amount	Amount	%
Other Income (Expense), net	$(15.8)	$6.5	$(22.3)	**
**Percentage not meaningful

For the current quarter, this account primarily consisted of net foreign currency exchange losses of $18.1 million, primarily from the mark-to-market of foreign currency contracts used to hedge operating results, partially offset by a gain of

$2.5 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains.

For the first quarter of fiscal 2022, this account primarily consisted of net foreign currency exchange gains of $9.3 million, primarily from settling transactions, and a gain of $1.3 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains, partially offset by a charge of $4.3 million to write off an equity method investment acquired in the Mobidiag acquisition.

Provision for Income Taxes

	Three Months Ended
	December 31, 2022	December 25, 2021	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$51.7	$122.7	$(71.0)	(57.9)%

Our effective tax rate for the three months ended December 31, 2022 was 21.6% compared to 19.7% for the corresponding period in the prior year.

Our effective tax rate for the three months ended December 31, 2022 was higher than the U.S. statutory tax rate primarily due to income tax reserves, the global intangible low-taxed income inclusion, and state income taxes, partially offset by the impact of the U.S. deduction for foreign derived intangible income, the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits.

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

Segment Results of Operations

We operate in four segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 24, 2022. We measure segment performance based on total revenues and operating income. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.

Diagnostics

	Three Months Ended
	December 31, 2022	December 25, 2021	Change
	Amount	Amount	Amount	%
Total Revenues	$559.3	$950.4	$(391.1)	(41.1)%
Operating Income	$151.1	$531.8	$(380.7)	(71.6)%
Operating Income as a % of Segment Revenue	27.0%	55.9%

Diagnostics revenues decreased in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in sales of our SARS-CoV-2 assays, a decrease in our Mobidiag and Diagenode businesses and a decrease in sales of our Cytology & Perinatal products, partially offset by an increase in sales of our Aptima, Fusion and Quant Viral assays (exclusive of our Aptima SARS-CoV-2 assays) and lab testing revenue from our Biotheranostics acquisition.

Operating income for this business segment decreased in the current quarter compared to the corresponding period in the prior year due to a decrease in gross profit from lower COVID-19 assay sales and an increase in operating expenses. Gross margin was 57.9% in the current quarter, compared to 72.9% in the corresponding period in the prior year. The decrease in gross profit in the current quarter was primarily due to lower sales volume of our SARS-CoV-2 assays which have a higher margin, higher field service costs for our expanded instrument install base, an increase in freight charges and unfavorable manufacturing variances, partially offset by increases in core Aptima and Quant Viral assay volumes and higher lab testing revenue and a decrease in intangible asset amortization expense.
Operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to a settlement charge of $8.9 million related to the termination of the Mobidiag joint venture in China, an increase in non-income tax charges, an increase in compensation and benefits due to the extra week in the quarter, and higher severance expense and an increase in meeting expense partially offset by a decrease in marketing initiatives and allocated advertising and charitable contributions, and an increase in the BARDA credit.

Breast Health

	Three Months Ended
	December 31, 2022	December 25, 2021	Change
	Amount	Amount	Amount	%
Total Revenues	$334.2	$359.3	$(25.1)	(7.0)%
Operating Income	$60.5	$81.7	$(21.2)	(25.9)%
Operating Income as a % of Segment Revenue	18.1%	22.7%

Breast Health revenues decreased in the current quarter compared to the corresponding period in the prior year due to a decrease of $37.6 million in product revenue primarily due to the decrease in volume driven by supply chain constraints discussed above. This decrease was partially offset by an increase of $12.4 million in service revenue primarily driven by an increase in service contract revenue from the extra week in the quarter and the continued conversion of our digital mammography systems to service contracts.

Operating income for this business segment decreased in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in product sales and an increase in operating expenses, partially offset by an increase in service gross profit. Gross margin was 54.0% in the current quarter compared to 55.6% in the corresponding period in the prior year. The decrease in gross margin is primarily due to lower volumes of capital equipment sales and interventional breast solutions devices, higher costs for raw materials and components from supply chain constraints, and an increase in inventory reserves, partially offset by an increase in service margin from the extra week in the quarter and continued conversion of digital mammography systems to service contracts.

Operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in compensation and benefits from the extra week in the quarter and an increase in meeting and travel expense, partially offset by a decrease in allocated advertising and charitable contributions and lower headcount.

GYN Surgical

	Three Months Ended
	December 31, 2022	December 25, 2021	Change
	Amount	Amount	Amount	%
Total Revenues	$154.1	$134.3	$19.8	14.7%
Operating Income	$48.8	$26.6	$22.2	83.5%
Operating Income as a % of Segment Revenue	31.6%	19.8%

GYN Surgical revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in product revenues discussed above.

Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in gross profit. Gross margin was 68.6% in the current quarter compared to 62.3% in the corresponding period in the prior year. The increase in gross margin was primarily due to a decrease in intangible asset amortization expense partially offset by higher volume sales of lower margin products discussed above.

Operating expenses were flat in the current quarter compared to the corresponding period in the prior year primarily due to a $7.4 million credit from the Minerva litigation settlement, offset by an increase in compensation and benefits from the extra week in the quarter, a gain of $4.1 million recorded in the prior period to decrease the contingent consideration liability to fair value related to the Acessa acquisition, the inclusion of expenses from Bolder and higher research and development project spend and an increase in meeting and travel expenses.

Skeletal Health

	Three Months Ended
	December 31, 2022	December 25, 2021	Change
	Amount	Amount	Amount	%
Total Revenues	$26.6	$27.1	$(0.5)	(1.8)%
Operating Income	$2.0	$1.2	$0.8	66.7%
Operating Income as a % of Segment Revenue	7.7%	4.4%

Skeletal Health revenues decreased in the current quarter compared to the corresponding period in the prior year primarily due to the decrease in product revenues discussed above partially offset by an increase in service contract revenue from the extra week in the quarter.

Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in operating expenses partially offset by a decrease in gross profit. Gross margin was 29.8% in the current quarter compared to 35.8% in the corresponding period in the prior year. The decrease in gross margin was primarily due to increased costs from supply chain constraints and inflation.

Operating expenses decreased in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in commissions.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2022, we had $3,065.0 million of working capital and our cash and cash equivalents totaled $2,441.3 million. Our cash and cash equivalents increased by $101.8 million during the first three months of fiscal 2023 primarily due to cash generated from operating activities, partially offset by cash used in investing and financing activities primarily related to repurchases of our common stock and capital expenditures.

In the first three months of fiscal 2023, our operating activities provided cash of $253.4 million, primarily due to net income of $187.4 million, non-cash charges for depreciation and amortization aggregating $85.9 million, and stock-based compensation expense of $20.5 million. These adjustments to net income were partially offset by a decrease in deferred taxes of $26.2 million primarily due to the capitalization of research expenditures and to a lesser extent the amortization of intangible assets. Cash provided by operations included a net cash outflow of $43.3 million from changes in our operating assets and liabilities. The net cash outflow was primarily driven by an increase in inventory of $47.0 million principally due to the continued strategic buildup of emergency sourced components for our Breast Health business to hedge against the continuing worldwide supply constraints, and a $45.0 million increase in accounts receivable due to higher sales in the first quarter of fiscal 2023 in our Breast Health and Surgical divisions compared to the fourth quarter of fiscal 2022. These cash outflows were partially offset by a decrease in prepaid expenses and other assets of $26.2 million primarily due to normal amortization related to the Women's Tennis Association sponsorship and service and software subscriptions and a decrease in prepaid income taxes of $17.9 million primarily due to timing of tax payments relative to the provision for income taxes.

In the first three months of fiscal 2023, our investing activities used cash of $41.0 million primarily due to capital expenditures of $29.1 million, which primarily consisted of the placement of equipment under customer usage agreements and purchase of manufacturing equipment and to a lesser extent building improvements to certain facilities, and $10.0 million for the purchase of an equity investment.

In the first three months of fiscal 2023, our financing activities used cash of $113.5 million primarily due to $100.0 million for repurchases of our common stock and $23.0 million for the payment of employee taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were $15.1 million from our equity plans, primarily from the exercise of stock options.

Debt

We had total recorded debt outstanding of $2.83 billion at December 31, 2022, which was comprised of amounts outstanding under our 2021 Credit Agreement of $1.49 billion (principal of $1.50 billion), 2029 Senior Notes of $937.2 million (principal of $950.0 million), and 2028 Senior Notes of $396.3 million (principal of $400.0 million).

2021 Credit Agreement

On September 27, 2021, we refinanced our existing term loan and revolving credit facility with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders from time to time party thereto (the "2018 Credit Agreement") by entering into a Refinancing Amendment (the "2021 Credit Agreement"). Borrowings under the 2021 Credit Agreement are secured by first-priority liens on, and a first priority security interest in, substantially all of our and our Subsidiary Guarantors' U.S. assets. The credit facilities (the "2021 Credit Facilities") under the 2021 Credit Agreement consist of:

•A $1.5 billion secured term loan ("2021 Term Loan") with a stated maturity date of September 25, 2026; and
•A secured revolving credit facility (the "2021 Revolver") under which the Borrowers may borrow up to $2.0 billion, subject to certain sublimits, with a stated maturity date of September 25, 2026.

As of December 31, 2022, the principal amount outstanding under the 2021 Term Loan was $1.5 billion, no amounts were outstanding under the 2021 Revolver, and the full amount of the 2021 Revolver was available to be borrowed by the Company.
On August 22, 2022, the Company and its subsidiaries further amended the 2021 Credit Agreement by entering into an amendment to address the planned phase out of LIBOR by the UK Financial Conduct Authority. Under this amendment, the interest rate applicable to the loans under the 2021 Credit Agreement denominated in U.S. Dollars were converted to a variant of the secured overnight financing rate (“SOFR”), as established from time to time by the Federal Reserve Bank of New York, plus an applicable spread. As of December 31, 2022, the interest rate under the 2021 Term Loan was 5.43% per annum.

We are also required to pay a quarterly commitment fee calculated on a daily basis equal to the Applicable Rate as of such day multiplied by the undrawn committed amount available under the 2021 Revolver. As of December 31, 2022, this commitment fee was 0.15% per annum.

We are required to make scheduled principal payments under the 2021 Term Loan in increasing amounts ranging from $3.75 million per three-month period commencing with the three-month period ended on December 29, 2022 to $18.75 million per three-month period commencing with the three-month period ending on December 26, 2025. The remaining scheduled balance of $1.335 billion (or such lesser aggregate principal amount then outstanding) on the 2021 Term Loan and any amounts outstanding under the 2021 Revolver are due at their respective maturities. In addition, subject to the terms and conditions set forth in the 2021 Credit Agreement, we may be required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances (excluding permitted debt) and insurance recoveries (subject to certain reinvestment rights). Certain of the mandatory prepayments are subject to reduction or elimination if certain financial covenants are met. Subject to certain limitations, we may voluntarily prepay any of the 2021 Credit Facilities without premium or penalty.

The 2021 Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including the requirement that we maintain certain financial ratios. As of December 31, 2022, we were in compliance with these covenants.

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

Accounts Receivable Securitization Program

On June 10, 2022, we amended the Credit and Security agreement and temporarily suspended the ability to borrow and the need to comply with covenants for up to a year. As of December 31, 2022, we did not have any borrowings under this program.

Contingent Consideration Earn-Out Payments

Currently, our only contingent consideration liability is related to our Acessa acquisition. We have an obligation to the former Acessa shareholders to make contingent payments based on a multiple of annual incremental revenue growth over a three-year period ending annually in December. There is no maximum earnout. Pursuant to ASC 805, the contingent consideration was deemed to be part of the purchase price, and we recorded our estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of the business, comparable companies revenue growth rates, implied volatility and applying a risk adjusted discount rate. The first earn-out period was completed in December 2021, and we paid $12.2 million to the former shareholders in the second quarter of fiscal 2022. The second earn-out period was completed in December 2022, resulting in an estimated amount of $7.2 million, and payment is expected to be made in the second quarter of fiscal 2023. As of December 31, 2022, the contingent consideration liability was recorded at its fair value of $23.4 million.

Stock Repurchase Program

On September 22 2022, the Board of Directors authorized a new stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of the Company's outstanding common stock, effective as of the close of trading September 23, 2022. This new repurchase program replaced the previous $1.0 billion authorization. During the three months ended December 31, 2022, the Company repurchased 1.5 million shares of its common stock for total consideration of $100.0 million. As of December 31, 2022, $900.0 million remained available under this authorization. The timing of the share repurchases will be based upon our continuing analysis of market, financial, and other factors. Repurchases under the authorized share repurchase plan may be made using a variety of methods, which may include, but are not limited to, open market purchases, privately negotiated transactions, accelerated share repurchase agreements, or purchases pursuant to a Rule 10b5-1 plan under the Exchange Act. The authorized share repurchase plan may be suspended, delayed or discontinued at any time.

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

Future Liquidity Considerations

We expect to continue to review and evaluate potential strategic transactions that we believe will complement our current or future business. Subject to the “Risk Factors” set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 24, 2022 or any other of our subsequently filed reports, and the general disclaimers set forth in our "Cautionary Statement" regarding forward-looking statements at the outset of this Item 2, we believe that our cash and cash equivalents, cash flows from operations, and the cash available under our 2021 Revolver will provide us with sufficient funds in order to fund our expected normal operations and debt payments over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our 2021 Credit Agreement, 2028 Senior Notes, and 2029 Senior Notes. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see the “Risk Factors” set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 24, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowances. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” regarding forward-looking statements set forth at the outset of this Item 2 and the “Risk Factors” set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 24, 2022 or any other of our subsequently filed reports.

The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 24, 2022. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the fiscal year ended September 24, 2022.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, equity investments, foreign currency derivative contracts, an interest rate swap agreement, insurance contracts, accounts payable and debt obligations. Except for our outstanding 2028 and 2029

Senior Notes, the fair value of these financial instruments approximate their carrying amount. The fair value of our 2028 and 2029 Senior Notes was approximately $373.9 million and $819.2 million, respectively as of December 31, 2022. Amounts outstanding under our 2021 Credit Agreement of $1.5 billion aggregate principal as of December 31, 2022 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.

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

As of December 31, 2022, there was $1.5 billion of aggregate principal outstanding under our 2021 Credit Agreement. Since this debt obligation is a variable rate instrument, our interest expense associated with the instrument is subject to change. A hypothetical 10% adverse movement (increase in the SOFR rate) would increase annual interest expense by approximately $2.2 million, which is net of the impact of our interest rate swap hedge. We previously entered into an interest rate swap agreement to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding under our credit facilities. The critical terms of the interest rate swap were designed to mirror the terms of our SOFR-based borrowings under our 2021 Credit Agreement, and therefore the interest rate swap is highly effective at offsetting the cash flows being hedged. We designated this derivative instrument as a cash flow hedge of the variability of the Term SOFR-based interest payments on $1.0 billion of principal. The interest rate swap contract expires on December 17, 2023.

The return from cash and cash equivalents will vary as short-term interest rates change. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition or results of operations.

Foreign Currency Exchange Risk. Our international business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

We conduct business worldwide and maintain sales and service offices outside the U.S. as well as manufacturing facilities primarily in Costa Rica and the United Kingdom. Our international sales are denominated in a number of currencies, primarily the Euro, U.S. dollar, UK Pound and Chinese Yuan. The majority of our foreign subsidiaries' functional currency is the local currency, although certain foreign subsidiaries functional currency is the U.S. dollar based on the nature of their operations or functions. Our revenues denominated in foreign currencies are positively affected when the U.S. dollar weakens against them and adversely affected when the U.S. dollar strengthens. Fluctuations in foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency. We have executed forward foreign currency contracts and foreign currency option contracts to hedge a portion of results denominated in the Euro, UK Pound, Australian dollar, Japanese Yen, Canadian dollar and Chinese Yuan. These contracts do not qualify for hedge accounting. As a result, we may experience volatility in our Consolidated Statements of Income due to (i) the impact of unrealized gains and losses reported in other income, net on the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other income, net, whereas the offsetting economic gains and losses are reported in the line item of the underlying cash flow, for example, revenue.

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

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2022.
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

Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended September 24, 2022.

Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 24, 2022 or any of our subsequently filed reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
September 25, 2022 – October 22, 2022	576	$64.52	1,539,671	$64.97	$900.0
October 23, 2022 – November 26, 2022	302,239	74.99	—	—	900.0
November 27, 2022 – December 31, 2022	3,556	75.09	—	—	900.0
Total	306,371	$74.98	1,539,671	$64.97	$900.0
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
(2)On September 22, 2022, the Board of Directors authorized a new stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of the Company's outstanding common stock, effective as of the close of trading on September 23, 2022. This new stock repurchase authorization replaced the previous $1.0 billion authorization.

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

Hologic, Inc.
(Registrant)

Date:	February 1, 2023	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 1, 2023	/s/ Karleen M. Oberton

Karleen M. Oberton
Chief Financial Officer (Principal Financial Officer)