Form 10-Q
period 2023-04-01
HOLOGIC INC
filed 2023-05-02
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2023, 246,118,192 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Revenues:
Product	$837.4	$1,268.2	$1,723.8	$2,571.6
Service and other	189.1	167.5	376.9	335.3
	1,026.5	1,435.7	2,100.7	2,906.9
Costs of revenues:
Product	292.1	322.6	588.3	640.7
Amortization of acquired intangible assets	52.1	72.3	107.7	147.2
Service and other	96.5	94.2	201.0	186.1
Gross profit	585.8	946.6	1,203.7	1,932.9
Operating expenses:
Research and development	74.0	69.5	148.8	142.3
Selling and marketing	142.4	171.4	305.9	318.7
General and administrative	100.8	100.5	209.3	218.5
Amortization of acquired intangible assets	7.1	11.3	14.7	22.1
Contingent consideration - fair value adjustments	(12.4)	—	(12.4)	(4.1)
Restructuring charges	1.8	(0.2)	2.9	—
	313.7	352.5	669.2	697.5
Income from operations	272.1	594.1	534.5	1,235.4
Interest income	31.5	0.8	52.1	1.2
Interest expense	(27.2)	(22.6)	(55.3)	(48.3)
Debt extinguishment loss	—	—	—	(0.7)
Other income (expense), net	2.9	2.1	(12.9)	8.7
Income before income taxes	279.3	574.4	518.4	1,196.3
Provision for income taxes	60.8	118.7	112.5	241.4
Net income	$218.5	$455.7	$405.9	$954.9
Net income per common share:
Basic	$0.88	$1.81	$1.64	$3.78
Diluted	$0.87	$1.80	$1.63	$3.75
Weighted average number of shares outstanding:
Basic	247,730	251,574	247,524	252,537
Diluted	249,793	253,658	249,537	254,864
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Net income	$218.5	$455.7	$405.9	$954.9
Changes in foreign currency translation adjustment	15.3	(34.5)	129.1	(72.3)
Changes in value of hedged interest rate swaps, net of tax of $(2.0) and $(2.9) for the three and six months ended April 1, 2023 and $6.5 and $9.1 for the three and six months ended March 26, 2022.
Gain (loss) recognized in other comprehensive income (loss), net	(6.4)	19.4	(9.3)	27.3
Other comprehensive income (loss)	8.9	(15.1)	119.8	(45.0)
Comprehensive income	$227.4	$440.6	$525.7	$909.9
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	April 1, 2023	September 24, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,582.2	$2,339.5
Accounts receivable, less reserves	714.0	617.6
Inventories	687.6	623.7
Prepaid expenses and other current assets	187.0	232.2
Prepaid income taxes	40.6	49.0
Total current assets	4,211.4	3,862.0
Property, plant and equipment, net	497.9	481.6
Intangible assets, net	1,202.2	1,280.6
Goodwill	3,296.9	3,236.5
Other assets	240.3	210.5
Total assets	$9,448.7	$9,071.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$26.2	$15.0
Accounts payable	187.4	197.7
Accrued expenses	508.0	535.3
Deferred revenue	230.5	186.5
Finance lease obligations	2.9	3.2
Total current liabilities	955.0	937.7
Long-term debt, net of current portion	2,797.7	2,808.4
Finance lease obligations, net of current portion	17.0	18.0
Deferred income tax liabilities	33.4	90.8
Deferred revenue, net of current portion	12.8	9.4
Other long-term liabilities	332.0	330.7
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 299,676 and 298,533 shares issued, respectively	3.0	3.0
Additional paid-in-capital	6,091.5	6,042.6
Retained earnings	2,006.2	1,600.3
Treasury stock, at cost – 53,566 and 51,401 shares, respectively	(2,681.5)	(2,531.5)
Accumulated other comprehensive loss	(118.4)	(238.2)
Total stockholders’ equity	5,300.8	4,876.2
Total liabilities and stockholders’ equity	$9,448.7	$9,071.2
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount
Balance at September 25, 2021	297,306	$3.0	$5,965.8	$298.3	$(59.1)	43,653	$(1,989.4)	$4,218.6
Exercise of stock options	45	—	1.9	—	—	—	—	1.9
Vesting of restricted stock units, net	534	—	(22.4)	—	—	—	—	(22.4)
Stock-based compensation	—	—	18.7	—	—	—	—	18.7
Net income	—	—	—	499.2	—	—	—	499.2
Other comprehensive income activity	—	—	—	—	(29.9)	—	—	(29.9)
Repurchase of common stock	—	—	—	—	—	2,335	(167.0)	(167.0)
Balance at December 25, 2021	297,885	$3.0	$5,964.0	$797.5	$(89.0)	45,988	$(2,156.4)	$4,519.1
Exercise of stock options	140	—	5.8	—	—	—	—	5.8
Vesting of restricted stock units, net	14	—	(0.1)	—	—	—	—	(0.1)
Common stock issued under the employee stock purchase plan	164	—	9.5	—	—	—	—	9.5
Stock-based compensation	—	—	17.8	—	—	—	—	17.8
Net income	—	—	—	455.7	—	—	—	455.7
Other comprehensive income activity	—	—	—	—	(15.1)	—	—	(15.1)
Repurchase of common stock	—	—	—	—	—	2,863	(200.0)	(200.0)
Balance at March 26, 2022	298,203	$3.0	$5,997.0	$1,253.2	$(104.1)	48,851	$(2,356.4)	$4,792.7
Exercise of stock options	128	—	5.2	—	—	—	—	5.2
Vesting of restricted stock units, net	4	—	(0.1)	—	—	—	—	(0.1)
Stock-based compensation	—	—	15.3	—	—	—	—	15.3
Net income	—	—	—	228.4	—	—	—	228.4
Other comprehensive income activity	—	—	—	—	(43.6)	—	—	(43.6)
Balance at June 25, 2022	298,335	$3.0	$6,017.4	$1,481.6	$(147.7)	48,851	$(2,356.4)	$4,997.9
Exercise of stock options	23	—	0.9	—	—	—	—	0.9
Vesting of restricted stock units, net	9	—	(0.3)	—	—	—	—	(0.3)
Common stock issued under the employee stock purchase plan	166	—	9.7	—	—	—	—	9.7
Stock-based compensation	—	—	14.9	—	—	—	—	14.9
Net income	—	—	—	118.7	—	—	—	118.7
Other comprehensive income activity	—	—	—	—	(90.5)	—	—	(90.5)
Repurchase of common stock	—	—	—	—	—	2,550	$(175.1)	(175.1)
Balance at September 24, 2022	298,533	$3.0	$6,042.6	$1,600.3	$(238.2)	51,401	$(2,531.5)	$4,876.2
Exercise of stock options	267	—	10.3	—	—	—	—	10.3
Vesting of restricted stock units, net	514	—	(23.0)	—	—	—	—	(23.0)
Common stock issued under the employee stock purchase plan	171	—	10.2	—	—	—	—	10.2
Stock-based compensation	—	—	20.5	—	—	—	—	20.5
Net income	—	—	—	187.4	—	—	—	187.4
Other comprehensive income activity	—	—	—	—	110.9	—	—	110.9
Repurchase of common stock	—	—	—	—	—	1,539	(100.0)	(100.0)
Balance at December 31, 2022	299,485	$3.0	$6,060.6	$1,787.7	$(127.3)	52,940	$(2,631.5)	$5,092.5

Exercise of stock options	173	—	7.9	—	—	—	—	7.9
Vesting of restricted stock units, net	18	—	(0.2)	—	—	—	—	(0.2)
Stock-based compensation	—	—	23.2	—	—	—	—	23.2
Net income	—	—	—	218.5	—	—	—	218.5
Other comprehensive income activity	—	—	—	—	8.9	—	—	8.9
Repurchase of common stock	—	—	—	—	—	626	(50.0)	(50.0)
Balance at April 1, 2023	299,676	$3.0	$6,091.5	$2,006.2	$(118.4)	53,566	$(2,681.5)	$5,300.8

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	April 1, 2023	March 26, 2022
OPERATING ACTIVITIES
Net income	$405.9	$954.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44.3	44.9
Amortization of acquired intangible assets	122.4	169.2
Stock-based compensation expense	43.7	36.5
Deferred income taxes	(61.6)	(41.5)
Contingent consideration - fair value adjustments	(12.4)	(4.1)
Other adjustments and non-cash items	29.6	23.5
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(81.8)	101.6
Inventories	(56.1)	(26.4)
Prepaid income taxes	8.3	(6.4)
Prepaid expenses and other assets	10.5	355.3
Accounts payable	(13.2)	9.1
Accrued expenses and other liabilities	(22.4)	2.9
Deferred revenue	42.5	6.9
Net cash provided by operating activities	459.7	1,626.4
INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	—	(158.4)
Capital expenditures	(34.5)	(36.1)
Proceeds from the Department of Defense	20.5	58.7
Increase in equipment under customer usage agreements	(26.7)	(33.8)
Purchase of equity investment	(10.0)	—
Other activity	(6.7)	5.2
Net cash used in investing activities	(57.4)	(164.4)
FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	—	1,491.2
Repayment of long-term debt	(7.5)	(1,387.5)
Payment of contingent consideration	(7.6)	(12.2)
Payment of deferred acquisition consideration	(0.8)	—
Repayment of acquired long-term debt	—	(63.6)
Repurchases of common stock	(150.0)	(367.0)
Proceeds from issuance of common stock pursuant to employee stock plans	28.4	17.3
Payment of minimum tax withholdings on net share settlements of equity awards	(23.2)	(22.5)
Payments under finance lease obligations	(2.3)	(1.7)
Net cash used in financing activities	(163.0)	(346.0)
Effect of exchange rate changes on cash and cash equivalents	3.4	4.5
Net increase in cash and cash equivalents	242.7	1,120.5
Cash and cash equivalents, beginning of period	2,339.5	1,170.3
Cash and cash equivalents, end of period	$2,582.2	$2,290.8
See accompanying notes.

HOLOGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All tabular amounts in millions, except number of shares, which are reflected in thousands, and per share data)

(1) Basis of Presentation

The unaudited consolidated financial statements of Hologic, Inc. (“Hologic” or the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. These unaudited financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended September 24, 2022 included in the Company’s annual report on Form 10-K filed with the SEC on November 15, 2022. In the opinion of management, the unaudited financial statements and notes contain all adjustments (consisting of normal recurring accruals and all other necessary adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and six months ended April 1, 2023 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 30, 2023. Fiscal 2023 is a 53-week fiscal year, and the additional week is included in the first quarter of fiscal 2023 consistent with the Company’s historical fiscal calendar.

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events affecting the unaudited consolidated financial statements as of and for the three and six months ended April 1, 2023.

(2) Revenue

The Company accounts for revenue pursuant to ASC 606, Revenue from Contracts with Customer (ASC 606) and generates revenue from the sale of its products, primarily medical imaging systems and related components and software, diagnostic tests and assays and surgical disposable products, and related services, which are primarily support and maintenance services on its medical imaging systems, and to a lesser extent installation, training and repairs. In addition, the Company generates service revenue from performing laboratory testing services through its Biotheranostics CLIA laboratory, which is included in its Molecular Diagnostics business. The Company’s products are sold primarily through a direct sales force, and within international markets, there is more reliance on distributors and resellers. Revenue is recorded net of sales tax. The following tables provide revenue from contracts with customers by business and geographic region on a disaggregated basis:

	Three Months Ended April 1, 2023			Three Months Ended March 26, 2022
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$69.0	$42.9	$111.9	$72.1	$43.3	$115.4
Molecular Diagnostics	263.0	79.2	342.2	563.8	298.7	862.5
Blood Screening	10.6	—	10.6	9.2	—	9.2
Total	$342.6	$122.1	$464.7	$645.1	$342.0	$987.1

Breast Health:
Breast Imaging	$233.5	$78.0	$311.5	$187.4	$57.6	$245.0
Interventional Breast Solutions	59.8	14.1	73.9	52.1	13.3	65.4
Total	$293.3	$92.1	$385.4	$239.5	$70.9	$310.4

GYN Surgical	$113.6	$31.2	$144.8	$94.0	$23.3	$117.3

Skeletal Health	$19.2	$12.4	$31.6	$13.8	$7.1	$20.9
	$768.7	$257.8	$1,026.5	$992.4	$443.3	$1,435.7

	Six Months Ended April 1, 2023			Six Months Ended March 26, 2022
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$147.1	$91.5	$238.6	$153.0	$92.9	$245.9
Molecular Diagnostics	591.3	176.2	767.5	1,091.8	584.2	1,676.0
Blood Screening	17.9	—	17.9	15.6	—	15.6
Total	$756.3	$267.7	$1,024.0	$1,260.4	$677.1	$1,937.5

Breast Health:
Breast Imaging	$445.8	$130.1	$575.9	$396.3	$131.0	$527.3
Interventional Breast Solutions	117.5	26.1	143.6	114.3	28.3	142.6
Total	$563.3	$156.2	$719.5	$510.6	$159.3	$669.9

GYN Surgical	$236.7	$62.2	$298.9	$203.3	$48.3	$251.6

Skeletal Health	$36.0	$22.3	$58.3	$30.5	$17.4	$47.9
	$1,592.3	$508.4	$2,100.7	$2,004.8	$902.1	$2,906.9

	Three Months Ended		Six Months Ended
Geographic Regions (in millions)	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
United States	$768.7	$992.4	$1,592.3	$2,004.8
Europe	151.5	291.2	298.8	586.3
Asia-Pacific	65.2	109.7	129.1	229.4
Rest of World	41.1	42.4	80.5	86.4
	$1,026.5	$1,435.7	$2,100.7	$2,906.9

The following table provides revenue recognized by source:

	Three Months Ended		Six Months Ended
Revenue by type (in millions)	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Disposables	$626.5	$1,111.1	$1,354.3	$2,217.5
Capital equipment, components and software	210.9	157.1	369.5	354.1
Service	183.0	162.6	366.2	325.4
Other	6.1	4.9	10.7	9.9
	$1,026.5	$1,435.7	$2,100.7	$2,906.9

The Company considers revenue to be earned when all of the following criteria are met: the Company has a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount the Company expects to receive, including an estimate of uncertain amounts subject to a constraint to ensure revenue is not recognized in an amount that would result in a significant reversal upon resolution of the uncertainty, is determinable; and the Company has transferred control of the promised items to the customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the contract. The transaction price for the contract is measured as the amount of consideration the Company expects to receive in exchange for the goods and services expected to be transferred. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control of the distinct good or service is transferred. Transfer of control for the Company’s products is generally at shipment or delivery, depending on contractual terms, but occurs when title and risk of loss transfers to the customer which represents the point in time when the customer obtains the use of and substantially all of the remaining benefits of the product. As such, the Company’s performance obligation related to product sales is satisfied at a point in time. Revenue from support and maintenance contracts, extended warranty, and professional services for installation, training and repairs is recognized over time based on the period contracted or as the services are performed as these methods represent a faithful depiction of the transfer of goods and services.

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

Revenue from laboratory testing services, which is generated by the Company’s Biotheranostics business, is recognized based upon contracted amounts with payors and historical cash collection experience for the same test or same payor group. Revenue is recognized once the laboratory services have been performed, the results have been delivered to the ordering physician, the payor has been identified, and insurance has been verified. The estimated timeframes for cash collection are three months for Medicare payors, six months for Medicare Advantage payors, and nine months for commercial payors.

Some of the Company’s contracts have multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. The Company determines its best estimate of standalone selling price using average selling prices over 3- to 12-month periods of data depending on the products or nature of the services coupled with current market considerations. If the product or service does not have a history of sales or if sales volume is not sufficient, the Company relies on prices set by its pricing committees or applicable marketing department adjusted for expected discounts.

Variable Consideration

The Company exercises judgment in estimating variable consideration, which includes volume discounts, sales rebates, product returns and other adjustments. These amounts are recorded as a reduction to revenue and classified as a current liability. The Company bases its estimates for volume discounts and sales rebates on historical information to the extent it is reasonable to be used as a predictive tool of expected future rebates. To the extent the transaction price includes variable consideration, the Company applies judgment in constraining the estimated variable consideration due to factors that may cause reversal of revenue recognized. The Company evaluates constraints based on its historical and projected experience with similar customer contracts. The Company’s contracts for the sale of capital equipment and related components, and assays and tests typically do not provide the right to return product, however, its contracts for the sale of its GYN Surgical and Interventional Breast Solutions surgical handpieces provide for a right of return for a limited period of time. In general, estimates of variable consideration and constraints are not material to the Company’s financial statements.

Remaining Performance Obligations

As of April 1, 2023, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $857.4 million. These remaining performance obligations primarily relate to support and maintenance obligations and extended warranty in the Company’s Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 26% of this amount as revenue in fiscal 2023, 36% in fiscal 2024, 23% in fiscal 2025, 11% in fiscal 2026, and 4% thereafter. As permitted, the Company does not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

Contract Assets and Liabilities

The Company discloses accounts receivable separately in the Consolidated Balance Sheets at their net realizable value. Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. Contract assets at the beginning and end of the period, as well as the changes in the balance, were immaterial.

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company’s Breast Health and Skeletal Health reportable segments. Contract liabilities are classified as other current liabilities and other long-term liabilities in the Consolidated Balance Sheets. The Company recognized revenue of $34.5 million and $101.3 million in the three and six months ended April 1, 2023, respectively, that was included in the contract liability balance at September 24, 2022. The Company recognized $30.9 million and $87.3 million in the three and six months ended March 26, 2022, respectively, that was included in the contract liability balance at September 25, 2021.

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

(4) Fair Value Measurements

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company has investments in derivative instruments comprised of interest rate swaps, forward foreign currency contracts and foreign currency option contracts, which are valued using analyses obtained from independent third-party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of these derivative contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 9 for further discussion and information on derivative contracts. In addition, the Company has a contingent consideration liability that is recorded at fair value, which is based on Level 3 inputs. The contingent consideration liability as of April 1, 2023 and March 26, 2022 was related to the Acessa acquisition.

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at April 1, 2023:

		Fair Value at Reporting Date Using
	Balance as of April 1, 2023	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps	$27.2	$—	$27.2	$—
Forward foreign currency contracts	2.5	—	2.5	—
Foreign currency option contracts	0.3	—	0.3	—
Total	$30.0	$—	$30.0	$—
Liabilities:
Contingent consideration	$3.4	$—	$—	$3.4
Interest rate swap	0.4	—	0.4	—
Forward foreign currency contracts	0.5	—	0.5	—
Total	$4.3	$—	$0.9	$3.4

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, during the three and six month periods ended April 1, 2023 and March 26, 2022 were as follows:

	Three Month Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Balance at beginning of period	$23.4	$71.0	$23.4	$75.1
Contingent consideration recorded at acquisition	—	—	—	—
Fair value adjustments	(12.4)	—	(12.4)	(4.1)
Payments	(7.6)	(12.2)	(7.6)	(12.2)
Balance at end of period	$3.4	$58.8	$3.4	$58.8

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of equity investments and long-lived assets, including property, plant and equipment, intangible assets, and goodwill. During the first quarter of fiscal 2022, the Company recorded a $4.3 million charge to write-off an equity method investment acquired in the Mobidiag acquisition. There were no other remeasurements in the three and six months ended April 1, 2023 and March 26, 2022.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, equity investments, interest rate swaps, forward foreign currency contracts, foreign currency option contracts, insurance contracts, accounts payable and debt obligations. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company’s interest rate swaps, forward foreign currency contracts and foreign currency option contracts are recorded at fair value. The carrying amount of the insurance contracts are recorded at the cash surrender value, as required by U.S. GAAP, which approximates fair value. The Company believes the carrying amounts of its equity investments approximate fair value.

Amounts outstanding under the Company’s 2021 Credit Agreement of $1.5 billion aggregate principal as of April 1, 2023 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 4.625% Senior Notes due 2028 (the “2028 Senior Notes”) and 3.250% Senior Notes due 2029 (the “2029 Senior Notes”) had fair values of $388.9 million and $848.4 million, respectively, as of April 1, 2023 based on their trading prices, representing a Level 1 measurement. Refer to Note 7 for the carrying amounts of the various components of the Company’s debt.

(5) Business Combinations

Fiscal 2022 Acquisition

Bolder Surgical

On November 29, 2021, the Company completed the acquisition of Bolder Surgical Holdings, Inc. (“Bolder”), for a purchase price of $160.1 million. Bolder, located in Louisville, Colorado, is a developer and manufacturer of energy vessel sealing surgical devices used in both laparoscopic and open procedures. Bolder’s results of operations are reported in the Company's GYN Surgical reportable segment from the date of acquisition.

The total purchase price was allocated to Bolder’s tangible and identifiable intangible assets and liabilities based on the estimated fair values as of November 29, 2021, as set forth below.

Cash	$1.9
Accounts receivable	1.3
Inventory	3.3
Other assets	3.0
Accounts payable and accrued expenses	(3.2)
Identifiable intangible assets:
Developed technology	73.6
Customer relationship	21.7
Trade names	1.4
Deferred income taxes, net	(11.7)
Goodwill	68.8
Purchase Price	$160.1

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Bolder’s business.

As part of the purchase price allocation, the Company determined the identifiable intangible assets were developed technology, customer relationships and trade names. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 16.0% rate. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

The developed technology assets are comprised of know-how, patents and technologies embedded in Bolder’s products and relate to currently marketed products. The developed technology assets comprise the primary product families under the JustRight and CoolSeal technology platforms.

The estimate of the weighted average life for the developed technology, customer relationship, and trade name assets is 10 years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the amount of goodwill were primarily based on anticipated strategic and synergistic benefits that are expected to be realized from the Bolder acquisition. These benefits include expanding the Company’s surgical portfolio and utilizing GYN Surgical’s sales and regulatory expertise to drive adoption and revenue growth. None of the goodwill is expected to be deductible for income tax purposes.

Contingent Consideration

The Company has a contingent consideration liability related to its acquisition of Acessa Health, Inc. (“Acessa”), which was acquired in August 2020. Acessa developed the ProVu laparoscopic radiofrequency ablation system. The Company estimated the fair value of this liability to be $81.8 million as of the acquisition date. The contingent payments are based on a multiple of annual incremental revenue growth over a three-year period ending annually in December of each of 2021, 2022, and 2023. There is no maximum earnout. Pursuant to ASC 805, Business Combinations (ASC 805), the Company recorded its estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, revenue growth rates of comparable companies, implied volatility and applying a risk adjusted discount rate. Each quarter the Company is required to remeasure the fair value of the liability as assumptions change, and such adjustments are recorded in operating expenses. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820, Fair Value Measurements. This fair value measurement is directly impacted by the Company’s estimate of future incremental revenue growth of the business. Accordingly, if actual revenue growth is higher or lower than the estimates within the fair value measurement, the Company would record additional charges or gains. During the year ended September 24, 2022, the Company remeasured the contingent consideration and recorded a gain of $39.5 million to record the liability at fair value. The reduction in fair value was primarily due to a decrease in forecasted revenues over the measurement period and to a much lesser extent an increase in the discount rate driven by market rates. During the three months ended December 25, 2021, the first measurement period was completed, and the Company recorded a gain of $4.1 million to decrease the contingent consideration liability to fair value based on actual revenue results in the first earn-out period. During the second quarter of fiscal 2022, the Company made a payment of $12.2 million for the first earn-out period. During the three months ended December 31, 2022, the second measurement period was completed, resulting in a payment of $7.6 million, which was made in the second quarter of fiscal 2023. During the second quarter of fiscal 2023, the Company updated its forecasted revenue and recorded a gain of $12.4 million to record the liability to fair value. The reduction in fair value was due to a decrease in forecasted revenues over the remaining measurement period. As of April 1, 2023, the contingent consideration liability was $3.4 million.

(6) Restructuring

During the first quarter of fiscal 2022, the Company finalized its decision to close its Danbury, Connecticut facility where it manufactures its Breast Health capital equipment products. The manufacturing of the Breast Health capital equipment products and all other support services will be moved to the Company’s Newark, Delaware facility. In addition, research and development, sales and services support and administrative functions will be moved to the Newark, Delaware and Marlborough, Massachusetts facilities. The transition is expected to be completed by the third quarter of fiscal 2025. The majority of employees located in Danbury were given the option to relocate to the new locations. As a result of this plan, the Company expects a number of employees to not relocate resulting in their termination. The employees were notified of the closure during the first quarter of fiscal 2022 but were not informed of their termination and related severance benefits until the third quarter of fiscal 2022. The Company is recording severance benefits pursuant to pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420), and the severance benefits are being expensed ratably over the required service period. As a result, the Company recorded severance charges of $0.3 million and $1.0 million during the three and six months ended April 1, 2023, respectively, and $1.6 million in fiscal 2022. The Company estimates that total severance charges, including retention, will be approximately $5.5 million.

During the first and second quarters of fiscal 2023, the Company made various decisions to consolidate and close certain offices in Germany and in connection with such actions to terminate certain individuals across all divisions in multiple departments. For the three and six months ended April 1, 2023, the Company recorded $1.5 million and $1.9 million, respectively, primarily for severance benefits related to these actions. These charges were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712) or ASC 420, depending on the employee. The Company estimates that total severance charges will be approximately $3.9 million, and the actions will be completed by September 2023.

(7) Borrowings and Credit Arrangements

The Company’s borrowings consisted of the following:

	April 1, 2023	September 24, 2022
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$26.2	$15.0
Total current debt obligations	$26.2	$15.0
Long-term debt obligations, net of debt discount and issuance costs:
Term Loan	1,463.6	1,475.7
2028 Senior Notes	396.4	396.1
2029 Senior Notes	937.7	936.6
Total long-term debt obligations	$2,797.7	$2,808.4
Total debt obligations	$2,823.9	$2,823.4

2021 Credit Agreement

On September 27, 2021, the Company refinanced its then existing term loan and revolving credit facility with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders (the “2018 Credit Agreement”) by entering into a Refinancing Amendment (the “2021 Credit Agreement”). On August 22, 2022, the Company further amended the 2021 Credit Agreement to address the planned phase out of LIBOR by the UK Financial Conduct Authority. Under this amendment, the interest rates applicable to the loans under the 2021 Credit Agreement denominated in U.S. dollars were converted to a variant of the secured overnight financing rate (“SOFR”), as established from time to time by the Federal Reserve Bank of New York, plus a corresponding spread.

The 2021 Credit Agreement provided a $1.5 billion secured term loan facility (the “2021 Term Loan”) and a $2.0 billion revolving credit facility (the “2021 Revolver”). As of April 1, 2023, the principal amount outstanding under the 2021 Term Loan was $1.5 billion, and the interest rate was 5.91% per annum. No amounts were outstanding under the 2021 Revolver, and the full amount was available to be borrowed by the Company.

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

Interest expense, weighted average interest rates, and the interest rate at the end of period under the 2021 Credit Agreement were as follows:

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Interest expense	$22.5	$5.7	$42.9	$11.0
Weighted average interest rate	5.74%	1.13%	5.39%	1.11%
Interest rate at end of period	5.91%	1.46%	5.91%	1.46%

The Company’s currently effective interest rate swap agreement, which fixes the floating rate on $1.0 billion of aggregate principal under the 2021 Term Loan at 1.23%, resulted in the Company receiving $8.6 million and $15.2 million in the three and six months ended April 1, 2023, respectively, which was recorded as a reduction to interest expense.

The 2021 Credit Agreement contains two financial covenants; a total leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter. These terms, and calculations thereof, are defined in further detail in the 2021 Credit Agreement. As of April 1, 2023, the Company was in compliance with these covenants.

2028 Senior Notes

As of April 1, 2023, the Company had 4.625% Senior Notes due 2028 (the “2028 Senior Notes”) outstanding in the aggregate principal balance of $400 million. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries and mature on February 1, 2028.

2029 Senior Notes

As of April 1, 2023, the Company had 3.250% Senior Notes due 2029 (the “2029 Senior Notes”) outstanding in the aggregate principal balance of $950 million. The 2029 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries and mature on February 15, 2029.

Interest expense for the 2029 Senior Notes and 2028 Senior Notes was as follows:

		Three Months Ended		Six Months Ended
	Interest Rate	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
2028 Senior Notes	4.625%	4.8	4.8	10.0	9.6
2029 Senior Notes	3.250%	8.2	8.2	17.1	16.4
Total		$13.0	$13.0	$27.1	$26.0

Accounts Receivable Securitization Program

During April 2022, the Company repaid the outstanding balance of $248.5 million under its accounts receivable securitization program (the “Securitization Program”). On June 10, 2022, the Company amended the agreement governing the Securitization Program temporarily suspending its ability to borrow and the need to comply with covenants for up to a year. On March 31, 2023, the Company terminated the Securitization Program.

(8) Trade Receivables and Allowance for Credit Losses

The Company applies ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) to its trade receivables and allowances for credit losses, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The expected credit losses are developed using an estimated loss rate method that considers historical collection experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The estimated loss rates are applied to trade receivables with similar risk characteristics such as the length of time the balance has been outstanding and the location of the customer. In certain instances, the Company may identify individual trade receivable assets that do not share risk characteristics with other trade receivables, in which case the Company records its expected credit losses on an individual asset basis. For example, potential adverse changes to customer liquidity from new macroeconomic events, such as the COVID-19 pandemic and inflation, must be taken into consideration. To date, the Company has not experienced significant customer payment defaults, or identified other significant collectability concerns. In connection with assessing credit losses for individual trade receivable assets, the Company considers significant factors relevant to collectability including those specific to the customer such as bankruptcy, length of time an account is outstanding, and the liquidity and financial position of the customer. If a trade receivable asset is evaluated on an individual basis, the Company excludes those assets from the portfolios of trade receivables evaluated on a collective basis.

The following is a rollforward of the allowance for credit losses as of April 1, 2023 compared to March 26, 2022:

	Balance at Beginning of Period	Credit Loss	Write-offs, Payments and Foreign Exchange	Balance at End of Period
Six Months Ended
April 1, 2023	$37.7	$1.9	$(0.2)	$39.4
March 26, 2022	$40.5	$3.7	$(2.1)	$42.1

(9) Derivatives

Interest Rate Swaps - Cash Flow Hedge

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages its exposure to some of its interest rate risk through the use of interest rate swaps, which are derivative financial instruments. The Company does not use derivatives for speculative purposes. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive income (“AOCI”) to the extent the derivative is effective at offsetting the changes in the cash flows being hedged until the hedged item affects earnings.

In fiscal 2019, the Company entered into an interest rate swap contract with an effective date of December 23, 2020 and a termination date of December 17, 2023 to hedge a portion of its variable rate debt. On August 25, 2022, the interest rate swap agreement was restructured (consistent with the 2021 Credit Agreement) to convert the benchmark interest rate from LIBOR to the SOFR rate effective September 23, 2022 with a termination date of December 17, 2023. The Company applied the practical and optional expedients in ASC 848, Reference Rate Reform, to evaluate the impact of modifying the contract, which resulted in no change to the accounting for this derivative contract. The notional amount of this swap is $1.0 billion. The restructured interest rate swap fixes the SOFR component of the variable interest rate on $1.0 billion of the notional amount under the 2021 Credit Agreement at 1.23%. The critical terms of the restructured interest rate swap are designed to mirror the terms of the Company’s SOFR-based borrowings under the 2021 Credit Agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the SOFR-based interest payments on $1.0 billion of principal. Therefore, changes in the fair value of the swap are recorded in AOCI. The fair value of this derivative was in an asset position of $26.0 million as of April 1, 2023.

On March 23, 2023, the Company entered into two consecutive interest rate swap contracts with the first contract having an effective date of December 17, 2023 and terminating on December 27, 2024, and the second contract having an effective date of December 27, 2024 and terminating on September 25, 2026. The notional amount of these swaps is $500 million, and the first interest rate swap fixes the SOFR component of the variable interest rate at 3.46%, and the second interest rate swap fixes the SOFR component of the variable interest rate at 2.98%. The critical terms of the interest rate swaps are designed to mirror the terms of the Company’s SOFR-based borrowings under the 2021 Credit Agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the SOFR-based interest payments on $500 million of principal. Therefore, changes in the fair value of the swap are recorded in AOCI. The fair value of these swaps was an asset position of $1.2 million and a liability position of $0.4 million, respectively, as of April 1, 2023.

Forward Foreign Currency Exchange Contracts and Foreign Currency Option Contracts

The Company enters into forward foreign currency exchange contracts and foreign currency option contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s cash and operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar, the Chinese Yuan and the Japanese Yen. These foreign currency contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. The Company did not elect hedge accounting for these contracts and as of April 1, 2023 the notional amount was $200.3 million. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net.

Realized and unrealized gains and losses from these contracts, which were the only derivative contracts not designated for hedge accounting, for the three and six months ended April 1, 2023 and March 26, 2022, respectively, were as follows:

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Amount of realized gain (loss) recognized in income
Forward foreign currency contracts	$(0.3)	$10.4	$(2.7)	$22.8
Foreign currency option contracts	(1.3)	—	(1.5)	—
	$(1.6)	$10.4	$(4.2)	$22.8
Amount of unrealized gain (loss) recognized in income
Forward foreign currency contracts	$—	$(0.1)	$(13.8)	$6.7
Foreign currency option contracts	0.5	—	(7.8)	—
	$0.5	$(0.1)	$(21.6)	$6.7
Amount of gain (loss) recognized in income
Total	$(1.1)	$10.3	$(25.8)	$29.5

Financial Instrument Presentation

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of April 1, 2023:

	Balance Sheet Location	April 1, 2023	September 24, 2022
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contracts	Prepaid expenses and other current assets	$27.1	$31.9
Interest rate swap contracts	Other assets	0.1	7.0
		$27.2	$38.9

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$2.5	$15.8
Foreign currency option contracts	Prepaid expenses and other current assets	0.3	10.6
		$2.8	$26.4

Liabilities:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contract	Other long-term liabilities	$0.4	$—
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$0.5	$—

The following table presents the unrealized gain (loss) recognized in AOCI related to the interest rate swap for the following reporting periods:

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Amount of (loss) gain recognized in other comprehensive income, net of taxes:
Interest rate swaps	$(6.4)	$19.4	$(9.3)	$27.3
Total	$(6.4)	$19.4	$(9.3)	$27.3

(10) Commitments and Contingencies

Litigation and Related Matters

On November 6, 2015, the Company filed a suit against Minerva Surgical, Inc. (“Minerva”) in the United States District Court for the District of Delaware, alleging that Minerva’s endometrial ablation device infringes U.S. Patent 6,872,183 (the '183 patent), U.S. Patent 8,998,898 and U.S. Patent 9,095,348 (the '348 patent). On January 25, 2016, the Company amended the complaint to include claims against Minerva for unfair competition, deceptive trade practices and tortious interference with business relationships. On February 5, 2016, the Company filed a second amended complaint to additionally allege that Minerva’s endometrial ablation device infringes U.S. Patent 9,247,989 (the '989 patent). On March 4, 2016, Minerva filed an answer and counterclaims against the Company, seeking declaratory judgment on the Company’s claims and asserting claims against the Company for unfair competition, deceptive trade practices, interference with contractual relationships, breach of contract and trade libel. On June 2, 2016, the Court denied the Company’s motion for a preliminary injunction on its patent claims and denied Minerva’s request for preliminary injunction related to the Company’s alleged false and deceptive statements regarding the Minerva product. On June 28, 2018, the Court granted the Company’s summary judgment motions on infringement and no invalidity with respect to the ‘183 and ‘348 patents. The Court also granted the Company’s motion for summary judgment on assignor estoppel, which bars Minerva’s invalidity defenses. The Court also denied all of Minerva’s defenses, including its motions for summary judgment on invalidity, non-infringement, no willfulness, and no unfair competition. On July 27, 2018, after a two-week trial, a jury returned a verdict that: (1) awarded the Company $4.8 million in damages for Minerva’s infringement; (2) found that Minerva’s infringement was not willful; and (3) found for the Company regarding Minerva’s counterclaims. Damages continued to accrue as Minerva continues its infringing conduct. On May 2, 2019, the Court issued rulings that denied the parties’ post-trial motions, including the Company’s motion for a permanent injunction seeking to prohibit Minerva from selling infringing devices. Both parties appealed the Court’s rulings regarding the post-trial motions. On March 4, 2016, Minerva filed two petitions at the United States Patent and Trademark Office (“USPTO”) for inter partes review of the '348 patent. On September 12, 2016, the Patent Trial and Appeal Board of the USPTO (“PTAB”) declined both petitions to review patentability of the '348 patent. On April 11, 2016, Minerva filed a petition for inter partes review of the '183 patent. On October 6, 2016, the PTAB granted the petition and instituted a review of the '183 patent. On December 15, 2017, the PTAB issued a final written decision invalidating all claims of the ‘183 patent. On February 9, 2018, the Company appealed this decision to the United States Court of Appeals for the Federal Circuit (“Court of Appeals”). On April 19, 2019, the Court of Appeals affirmed the PTAB’s final written decision regarding the '183 patent. On July 16, 2019, the Court of Appeals denied the Company’s petition for rehearing in the appeal regarding the '183 patent. On April 22, 2020, the Court of Appeals affirmed the district court’s summary judgment ruling in favor of the Company of no invalidity and infringement, and summary judgment that assignor estoppel bars Minerva from challenging the validity of the ‘348 patent. The Court of Appeals also denied the Company’s motion for a permanent injunction and ongoing royalties for infringement of the ‘183 patent. The Court of Appeals denied Minerva’s arguments for no damages or, alternatively, a new trial. On May 22, 2020 both parties petitioned for en banc review of the Court of Appeals decision. On July 22, 2020, the Court of Appeals denied both parties’ petitions for en banc review. On August 28, 2020, the district court entered final judgment against Minerva but stayed execution pending resolution of Minerva’s petition for Supreme Court review. On September 30, 2020, Minerva filed a petition requesting Supreme Court review on the issue of assignor estoppel. On November 5, 2020, the Company filed a cross-petition requesting Supreme Court review on the issue of assignor estoppel. On January 8, 2021, the Supreme Court granted Minerva’s petition to address the issue of assignor estoppel and denied the Company’s petition. Oral argument before the Supreme Court was held on April 21, 2021. On June 29, 2021, the Supreme Court ruled 5-4 to uphold the assignor estoppel but limited its application to situations in which an assignor’s claim of invalidity contradicts a prior representation the assignor made in assigning the patent. The Court also vacated the ruling of the Court of Appeals and remanded the case for further proceedings consistent with its opinion. On August 11, 2022, the Court of Appeals affirmed the district court ruling on the issue of assignor estoppel, which barred Minerva from challenging the validity of the patent rights it assigned to the Company and reinstated its earlier judgment against Minerva on infringement. On September 11, 2022, Minerva petitioned for en banc review of the Court of Appeals decision. The Company filed its response on October 25, 2022, and on November 10, 2022, the Court of Appeals denied Minerva's petition ending the appeals process. During the first quarter of 2023, the Company received a payment for infringement damages in the amount of $7.4 million, which included the original award of $4.8 million plus post-trial damages and interest. This amount was recorded as a credit to general and administrative expenses in the first quarter of fiscal 2023.

On April 11, 2017, Minerva filed suit against the Company and Cytyc Surgical Products, LLC (“Cytyc”) in the United States District Court for the Northern District of California alleging that the Company’s and Cytyc’s NovaSure ADVANCED endometrial ablation device infringes Minerva’s U.S. patent 9,186,208 (the '208 patent). Minerva is seeking a preliminary and permanent injunction against the Company and Cytyc from selling this NovaSure device as well as enhanced damages and interest, including lost profits, price erosion and/or royalty. On January 5, 2018, the Court denied Minerva’s motion for a preliminary injunction. On February 2, 2018, at the parties’ joint request, this action was transferred to the District of Delaware. On March 26, 2019, the Magistrate Judge issued a claims construction ruling regarding the disputed terms in the patent, which the District Court Judge adopted in all respects on October 21, 2019. On July 27, 2021, the Delaware district court granted the Company’s motion for summary judgment on invalidity of the '208 patent and entered judgment in favor of the Company. On August 24, 2021, Minerva appealed this and the other rulings to the Court of Appeals. On February 15, 2023, the Court of Appeals affirmed the district court’s judgment in favor of the Company and dismissed the other rulings Minerva appealed as moot. On April 18, 2023, the Company entered into a settlement agreement with Minerva to resolve all remaining patent litigation matters, the impact of which was immaterial.

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

(11) Net Income Per Share

A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Basic weighted average common shares outstanding	247,730	251,574	247,524	252,537
Weighted average common stock equivalents from assumed exercise of stock options and issuance of restricted stock units	2,063	2,084	2,013	2,327
Diluted weighted average common shares outstanding	249,793	253,658	249,537	254,864
Weighted-average anti-dilutive shares related to:
Outstanding stock options and restricted stock units	792	1,129	1,211	999

(12) Stock-Based Compensation

The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Cost of revenues	$2.7	$2.6	$5.6	$4.9
Research and development	3.1	2.8	6.5	5.5
Selling and marketing	3.0	2.8	6.3	5.4
General and administrative	14.4	9.6	25.3	20.7
	$23.2	$17.8	$43.7	$36.5

The Company granted options to purchase 0.5 million and 0.6 million shares of the Company’s common stock during the six months ended April 1, 2023 and March 26, 2022, respectively, with weighted-average exercise prices of $74.59 and $71.10, respectively. There were 4.3 million options outstanding at April 1, 2023 with a weighted-average exercise price of $51.87.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Risk-free interest rate	4.3%	1.1%	4.3%	1.1%
Expected volatility	33.9%	34.2%	33.9%	34.2%
Expected life (in years)	4.8	4.8	4.8	4.8
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$27.42	$20.80	$25.92	$21.02

The Company granted 0.6 million and 0.6 million restricted stock units (“RSUs”) during the six months ended April 1, 2023 and March 26, 2022, respectively, with weighted-average grant date fair values of $74.44 and $71.15 per unit, respectively. In addition, the Company granted 0.1 million and 0.1 million performance stock units (“PSUs”) during the six months ended April 1, 2023 and March 26, 2022, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $74.35 and $71.16 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of a three-year performance period, provided that the Company’s defined Return on Invested Capital metrics are achieved. The Company also granted 0.1 million and 0.1 million of FCF PSUs based on a three-year cumulative free cash flow measure (“FCF PSUs”) to members of its senior management team, which had a grant date fair value of $74.35 and $71.16 per unit during the six months ended April 1, 2023 and March 26, 2022, respectively. Each recipient of FCF PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of the three-year measurement period. The PSUs and FCF PSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the probable number of shares that will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million and 0.1 million market-based awards (“MSUs”) to members of its senior management team during the six months ended April 1, 2023 and March 26, 2022, respectively. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of a three-year performance period based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $97.91 and $75.43 per share using the Monte Carlo simulation model in fiscal 2023 and 2022, respectively. The MSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense for the MSUs ratably over the service period. At April 1, 2023, there was 1.7 million in aggregate unvested RSUs, PSUs, FCF PSUs and MSUs outstanding.

At April 1, 2023, there was $18.8 million and $77.3 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, PSUs, FCF PSUs and MSUs), respectively, to be recognized over a weighted-average period of 2.2 and 1.9 years, respectively.

(13) Other Balance Sheet Information

	April 1, 2023	September 24, 2022
Inventories
Raw materials	$293.3	$252.9
Work-in-process	65.8	60.1
Finished goods	328.5	310.7
	$687.6	$623.7

Property, plant and equipment
Equipment	$407.6	$394.8
Equipment under customer usage agreements	506.8	486.5
Building and improvements	206.2	196.0
Leasehold improvements	47.1	44.8
Land	41.1	40.9
Furniture and fixtures	19.2	16.7
Finance lease right of use asset	8.4	7.5
	$1,236.4	$1,187.2
Less – accumulated depreciation and amortization	(738.5)	(705.6)
	$497.9	$481.6

In September 2020 and October 2020, the Company was awarded grants of $7.6 million and $119.3 million, respectively, from the Department of Defense Joint Acquisition Task Force (“DOD”) to expand production capacity for the Company’s two SARS-CoV-2 assays. These grants were specifically to fund capital equipment and labor investments to increase manufacturing capacity to enable the Company to provide a certain amount of COVID-19 tests per month for the U.S. market. The Company has accounted for the funds received under these grants as a reimbursement of the purchased capital equipment. The Company procured and paid for the capital equipment and necessary resources to build out its facility and construct the manufacturing lines to meet the requirements specified in the grant agreement. Subsequent to the Company paying for the capital equipment, the DOD reimbursed the Company upon it meeting certain requirements. However, the DOD retained title to the assets purchased under the agreement, and title was transferred to the Company upon meeting certain milestones of the manufacturing efforts and obtaining approval from the DOD that the respective milestone had been met. As of the end of fiscal 2022, the Company had completed all milestones under the agreement and was waiting for approval by the DOD. During the second quarter of fiscal 2023, the Company received the final DOD approvals and the final payment from the DOD of $20.5 million, which was recorded as a reduction of the cost basis of the purchased equipment. As of April 1, 2023, no other amounts were awaiting approval and all defined milestones were completed.

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

Identifiable assets for the reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three and six months ended April 1, 2023 and March 26, 2022. Segment information is as follows:

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Total revenues:
Diagnostics	$464.7	$987.1	$1,024.0	$1,937.5
Breast Health	385.4	310.4	719.5	669.9
GYN Surgical	144.8	117.3	298.9	251.6
Skeletal Health	31.6	20.9	58.3	47.9
	$1,026.5	$1,435.7	$2,100.7	$2,906.9
Income from operations:
Diagnostics	$105.3	$540.6	$256.4	$1,072.4
Breast Health	109.9	49.3	170.4	131.0
GYN Surgical	52.3	5.7	101.0	32.3
Skeletal Health	4.6	(1.5)	6.7	(0.3)
	$272.1	$594.1	$534.5	$1,235.4
Depreciation and amortization:
Diagnostics	$56.1	$68.2	$116.0	$137.6
Breast Health	12.9	13.1	26.5	28.6
GYN Surgical	11.6	24.6	23.9	47.5
Skeletal Health	0.2	0.2	0.3	0.4
	$80.8	$106.1	$166.7	$214.1
Capital expenditures:
Diagnostics	$20.2	$26.5	$36.1	$57.5
Breast Health	6.9	2.8	14.1	7.0
GYN Surgical	2.8	2.0	6.7	4.1
Skeletal Health	0.1	0.1	0.2	0.2
Corporate	2.1	0.9	4.1	1.1
	$32.1	$32.3	$61.2	$69.9

	April 1, 2023	September 24, 2022
Identifiable assets:
Diagnostics	$2,940.4	$2,881.7
Breast Health	1,250.9	1,245.8
GYN Surgical	1,464.2	1,461.5
Skeletal Health	22.7	27.5
Corporate	3,770.5	3,454.7
	$9,448.7	$9,071.2

The Company had no customers that represented greater than 10% of consolidated revenues during the three and six months ended April 1, 2023 and March 26, 2022.

The Company operates in the major geographic areas noted in the below chart. Revenue data is based upon customer location. Other than the United States, no single country accounted for more than 10% of consolidated revenues. The Company’s sales in Europe are predominantly derived from the United Kingdom, Germany, France, Spain, Italy and the Netherlands. The Company’s sales in Asia-Pacific are predominantly derived from China, Australia and Japan. The “Rest of World” designation includes Canada, Latin America and the Middle East.

Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
United States	74.9%	69.1%	75.8%	69.0%
Europe	14.8%	20.3%	14.2%	20.1%
Asia-Pacific	6.4%	7.6%	6.1%	7.9%
Rest of World	3.9%	3.0%	3.9%	3.0%
	100.0%	100.0%	100.0%	100.0%

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

The Company’s effective tax rates for the three and six months ended April 1, 2023 were 21.8% and 21.7%, respectively, compared to 20.7% and 20.2%, respectively, for the corresponding periods in the prior year.

The effective tax rates for the three and six months ended April 1, 2023 were higher than the U.S. statutory tax rate primarily due to income tax reserves, the global intangible low-taxed income inclusion, and state income taxes, partially offset by the impact of the U.S. deduction for foreign derived intangible income, the geographic mix of income earned by the Company’s international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits.

The effective tax rates for the three and six months ended March 26, 2022 were lower than the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and the geographic mix of income earned by the Company’s international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, partially offset by state income taxes.

Non-Income Tax Matters

The Company is subject to tax examinations for value-added, sales-based, payroll, and other non-income tax items. A number of these examinations are ongoing in various jurisdictions. The Company takes certain non-income tax positions in the jurisdictions in which it operates. In the normal course of business, the Company’s positions and conclusions related to its non-income tax positions could be challenged, resulting in assessments by governmental authorities. Pursuant to ASC 450, the Company has recorded loss contingencies with respect to some of these positions. Such amounts were not material for the three and six months ended April 1, 2023 and March 26, 2022. While the Company believes its estimated losses recorded are reasonable, certain audits are still ongoing and additional charges could be recorded in the future.

(16) Intangible Assets

Intangible assets consisted of the following:

Description	As of April 1, 2023		As of September 24, 2022
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,607.5	$3,574.1	$4,565.6	$3,458.2
In-process research and development	36.8	—	33.0	—
Customer relationships	607.9	547.1	601.9	535.6
Trade names	267.6	209.3	265.2	203.3
Total acquired intangible assets	$5,519.8	$4,330.5	$5,465.7	$4,197.1

Internal-use software	28.5	21.4	26.0	19.9
Capitalized software embedded in products	27.5	21.7	26.5	20.6
Total intangible assets	$5,575.8	$4,373.6	$5,518.2	$4,237.6

The estimated remaining amortization expense of the Company’s acquired intangible assets as of April 1, 2023 for each of the five succeeding fiscal years was as follows:

Remainder of Fiscal 2023	$117.4
Fiscal 2024	$225.2
Fiscal 2025	$210.3
Fiscal 2026	$177.9
Fiscal 2027	$90.9

(17) Product Warranties

Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Six Months Ended:
April 1, 2023	$8.0	$3.3	$(3.8)	$7.5
March 26, 2022	$8.8	$3.7	$(4.1)	$8.4

(18) Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated balances of other comprehensive loss for the periods presented:

	Three Months Ended April 1, 2023				Six Months Ended April 1, 2023
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total
Beginning Balance	$(153.4)	$(0.3)	$26.4	$(127.3)	$(267.2)	$(0.3)	$29.3	$(238.2)
Other comprehensive income (loss) before reclassifications	15.3	—	(6.4)	8.9	129.1	—	(9.3)	119.8
Ending Balance	$(138.1)	$(0.3)	$20.0	$(118.4)	$(138.1)	$(0.3)	$20.0	$(118.4)

	Three Months Ended March 26, 2022				Six Months Ended March 26, 2022
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total
Beginning Balance	$(80.9)	$(1.3)	$(6.8)	$(89.0)	$(43.1)	$(1.3)	$(14.7)	$(59.1)
Other comprehensive income (loss) before reclassifications	(34.5)	—	19.4	$(15.1)	(72.3)	—	27.3	(45.0)
Ending Balance	$(115.4)	$(1.3)	$12.6	$(104.1)	$(115.4)	$(1.3)	$12.6	$(104.1)

(19) Share Repurchase

On September 22, 2022, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of the Company’s outstanding common stock, effective as of the close of trading September 23, 2022. This repurchase program replaced the previous $1.0 billion authorization. During the three and six months ended April 1, 2023, the Company repurchased 0.6 million and 2.2 million shares of its common stock for total consideration of $50.0 million and $150.0 million, respectively. As of April 1, 2023, $850.0 million remained available under this authorization.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Some of the statements contained in this report and documents incorporated by reference herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements regarding:

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
•the ability to execute and integrate acquisitions and the impact and anticipated benefits of completed acquisitions and acquisitions we may complete in the future;
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
•our ability to obtain regulatory approvals and clearances for our products, including the implementation of the European Union Medical Device and In Vitro Diagnostic Regulation requirements, and maintain compliance with complex and evolving regulations;
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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “likely,” “future,” “strategy,” “potential,” “seeks,” “goal” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including the “Risk Factors” set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 24, 2022 or any other of our subsequently filed reports. We qualify all of our forward-looking statements by these cautionary statements.

OVERVIEW

We are a developer, manufacturer and supplier of premium diagnostics products, medical imaging systems, and surgical products focused on women’s health and well-being through early detection and treatment. We sell and service our products through a combination of direct sales and service personnel and a network of independent distributors and sales representatives. We operate in four segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health.

Through our Diagnostics segment, we offer a wide range of diagnostic products, which are used primarily to aid in the screening and diagnosis of human diseases. Our primary Diagnostics products include our molecular diagnostic assays, which run on our advanced instrumentation systems (Panther, Panther Fusion and Tigris), our ThinPrep cytology system, and the Rapid Fetal Fibronectin Test. Our Aptima family of molecular diagnostic assays is used to detect, among other things, the infectious microorganisms that cause common sexually transmitted diseases, or STDs, such as chlamydia and gonorrhea, or CTGC; certain high-risk strains of human papillomavirus, or HPV; Trichomonas vaginalis, the parasite that causes trichomoniasis; Mycoplasma genitalium; and Herpes Simplex viruses 1 and 2. We also offer viral load tests for the quantitation of Hepatitis B virus, Hepatitis C virus, human immunodeficiency virus, or HIV, and human cytomegalo virus, or CMV, for use on our Panther instrument system. In addition, we offer bacterial vaginosis and candida vaginitis assays for the diagnosis of vaginitis, a common and complex ailment affecting millions of women a year. Our assay portfolio also includes diagnostic tests for a range of acute respiratory infections, including SARS-CoV-2, various strains of influenza and parainfluenza, and respiratory syncytial virus that are run on the Panther Fusion system, a field upgradeable instrument addition to the base Panther system. In response to the COVID-19 pandemic, we developed and launched the Aptima SARS-CoV-2 assay and the Aptima SARS-CoV-2/Flu assay (each of which runs on our standard Panther system) and the Panther Fusion SARS-CoV-2 assay (which runs on our Panther Fusion system). In May 2022, we CE-marked two new molecular assays, Panther Fusion EBV Quant assay for quantitation of Epstein-Barr virus, and the Panther Fusion BKV Quant assay for quantitation of the BK virus. These two new assays are the first quantitative real-time PCR assays on the Panther Fusion system. These assays, along with the Aptima CMV Quant assay, expand our Panther Fusion menu of transplant monitoring assays. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth. We also generate service revenues from our CLIA-certified laboratory for testing related to breast cancer and all metastatic cancers.

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

Our GYN Surgical products include our NovaSure Endometrial Ablation System, or NovaSure, our MyoSure Hysteroscopic Tissue Removal System, or MyoSure, our Fluent Fluid Management system, or Fluent, our Acessa ProVu laparoscopic radiofrequency ablation system, or Acessa ProVu system, as well as our CoolSeal vessel sealing portfolio and our JustRight surgical stapler. The NovaSure portfolio is comprised of the NovaSure CLASSIC and NovaSure ADVANCED devices and most recently, the NovaSure V5 device for the treatment of abnormal uterine bleeding. The MyoSure suite of devices offers four options to provide incision-less removal of fibroids, polyps, and other pathology within the uterus. The Fluent system is a fluid management system that provides liquid distention during diagnostic and operative hysteroscopic procedures. The Acessa ProVu system is a fully integrated system that uses laparoscopic ultrasound, guidance mapping and radio frequency ablation to treat nearly all types of fibroids. The CoolSeal portfolio includes the Trinity, Reveal, and Mini advanced bipolar vessel sealing devices. The JustRight surgical stapler features a smaller instrument profile and is used for laparoscopic general and pediatric surgery.

Our Skeletal Health segment’s products includes the Horizon DXA, a dual energy x-ray system, which evaluates bone density and performs body composition assessments, and the Fluoroscan InSight FD mini C-arm, which assists in performing minimally invasive orthopedic surgical procedures on a patient’s extremities, such as the hand, wrist, knee, foot, and ankle.

Unless the context otherwise requires, references to we, us, Hologic or our Company refer to Hologic, Inc. and its consolidated subsidiaries.

Supply Chain Considerations

The current worldwide supply chain shortages and constraints continue to impact, although to a lesser extent compared to fiscal 2022, our ability to obtain certain critical raw materials and components used primarily in our Breast Health capital equipment products. The supply chain shortages and disruptions primarily affecting our Breast Health manufacturing lines are related to electronic components, primarily semiconductor chips. We are dependent on a small number of semiconductor manufacturers and their allocation of chips to us. Based on our recent experience and current understanding of their allocation of chips to us, we have been able to and expect that we will continue to be able to increase production on a sequential quarterly basis throughout fiscal 2023. If such allocation does not meet our expectations or we are not able to obtain alternative sources of chips, we believe we will not be able to manufacture sufficient quantities of our capital equipment products, primarily 3D Dimension systems, Trident specimen radiography systems and Affirm Prone biopsy systems to meet customer demand and our results of operations would be adversely affected. In addition, the prices of raw materials and components, as well as freight, have been rising due to certain supply chain shortages as well as inflation and could increase the costs further. Our procurement team has and will continue to expend significant time and resources to try to secure sufficient quantities to meet demand.

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

All other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Hologic’s use or display of other parties’ trademarks, trade dress or products in this Quarterly Report does not imply that Hologic has a relationship with, or endorsement or sponsorship of, the trademark or trade dress owners.

ACQUISITIONS

Bolder Surgical

On November 29, 2021, we completed the acquisition of Bolder Surgical Holdings, Inc., or Bolder, for a purchase price of $160.1 million. Bolder, located in Louisville, Colorado, is a developer and manufacturer of energy vessel sealing surgical devices used in both laparoscopic and open procedures. Based on our valuation, we allocated $96.7 million of the purchase price to the value of intangible assets and $68.8 million to goodwill. Bolder’s results of operations are reported in our GYN Surgical segment.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in millions.

Product Revenues

	Three Months Ended						Six Months Ended
	April 1, 2023		March 26, 2022		Change		April 1, 2023		March 26, 2022		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$436.6	42.5%	$964.8	67.2%	$(528.2)	(54.7)%	$968.8	46.1%	$1,894.2	65.2%	$(925.4)	(48.9)%
Breast Health	234.8	22.9%	173.0	12.1%	61.8	35.7%	417.5	19.9%	393.3	13.5%	24.2	6.2%
GYN Surgical	143.1	13.9%	116.9	8.1%	26.2	22.4%	296.5	14.1%	251.0	8.6%	45.5	18.1%
Skeletal Health	22.9	2.2%	13.5	0.9%	9.4	69.6%	41.0	2.0%	33.1	1.1%	7.9	23.9%
	$837.4	81.6%	$1,268.2	88.3%	$(430.8)	(34.0)%	$1,723.8	82.1%	$2,571.6	88.4%	$(847.8)	(33.0)%

We had a decrease in product revenues in both the current three and six month periods of 34.0% and 33.0%, respectively, compared to the corresponding periods in the prior year. This was primarily due to the decrease in revenues in the Diagnostics business as COVID-19 assay sales declined significantly. These decreases were partially offset by an increase in Breast Health revenue as supply chain constraints begin to ease, an increase in GYN Surgical revenues, as well as an extra week of activity in the current six month period compared to the corresponding period in the prior year due to our fiscal calendar.

Diagnostics product revenues decreased $528.2 million and $925.4 million, or 54.7% and 48.9%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in Molecular Diagnostics of $526.3 million and $920.7 million, respectively, a decrease in Cytology and Perinatal of $3.1 million and $6.9 million, respectively, partially offset by an increase in Blood Screening of $1.3 million and $2.3 million respectively. Molecular Diagnostics product revenue was $316.6 million and $717.0 million, respectively, in the current three and six month periods compared to $842.9 million and $1,637.7 million, respectively, in the corresponding periods in the prior year. The decrease was primarily attributable to a decrease of $512.9 million and $908.8 million, respectively, in sales from our two SARS-CoV-2 assays (primarily the Aptima SARS-CoV-2 assay and to a lesser extent the Panther Fusion SARS-CoV-2 assay) due to lower volumes, which we primarily attribute to lower demand from an improvement in the COVID-19 pandemic compared to the prior year, the increasing use of rapid tests and a decrease in average selling prices in international markets. We expect sales of our SARS-CoV-2 assays to continue to be significantly lower in fiscal 2023 compared to fiscal 2022. We also had a decrease in sales of collection devices as a result of lower assay sales, and lower Panther instruments sales as demand for those instruments has decreased, which we primarily attribute to our significantly expanded install base and the decline in the COVID-19 pandemic in the current year. These decreases were partially offset by an increase in sales of $24.0 million and $44.8 million in the current three and six month periods, respectively, from our Aptima assays, (exclusive of our Aptima SARS-CoV-2 assays), primarily driven by an increase in our CV Candida, Bacterial Vaginosis, and CTGC assay volumes. This increase was primarily due to expanded adoption by our laboratory customers. In addition, we had an increase in sales of our Fusion respiratory assays and Quant Viral assays, primarily HIV sold in Africa. The decrease in Cytology & Perinatal was primarily due to a decrease in sales in China, which we primarily attribute to COVID-19 related shutdowns.

Breast Health product revenues increased $61.8 million and $24.2 million, or 35.7% and 6.2%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in volumes of our digital mammography systems, primarily 3D Dimensions systems and related workstation and workflow products including software, an increase in average selling prices for 3D Dimensions systems, and an increase in Trident systems unit sales. The increase in volume was primarily driven by the ease in supply chain constraints related to electronic components, primarily semiconductor chips, which impacted our ability to manufacture sufficient quantities to meet customer demand in the prior year. The increase in capital equipment sales in the current six month period was partially offset by lower sales of the Affirm Prone biopsy systems. In addition, we had an increase in sales of our interventional breast solutions products in the current three and six month periods compared to the corresponding periods in the prior year primarily driven by Brevera systems and related needles. We also experienced a decrease in revenue from international sales denominated in foreign currencies from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.

GYN Surgical product revenues increased $26.2 million and $45.5 million, or 22.4% and 18.1%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to increases in the sales volume of our MyoSure systems, NovaSure systems, and Fluent Fluid Management disposables as procedure rates continue to recover from the impact of the COVID-19 pandemic and to a lesser extent an increase in sales volume of our CoolSeal vessel sealers. These increases were partially offset by a decrease in revenue from international sales denominated in foreign currencies from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.

Skeletal Health product revenues increased $9.4 million and $7.9 million, or 69.6% and 23.9%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in sales volume of our Horizon DXA systems, InSight FD Fluoroscan systems, and system upgrades. The sales volume increases were largely associated with the easing of supply chain constraints. These increases were partially offset by a decrease in revenue from international sales denominated in foreign currencies from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.

Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
United States	73.0%	67.2%	74.0%	67.2%
Europe	16.0%	21.7%	15.4%	21.5%
Asia-Pacific	6.6%	7.9%	6.4%	8.2%
Rest of World	4.4%	3.2%	4.2%	3.1%
	100.0%	100.0%	100.0%	100.0%

In the current three and six month periods compared to the corresponding periods in the prior year, the percentage of product revenue derived from the U.S. increased while Europe and Asia-Pacific decreased, which we primarily attribute to a larger increase in the U.S. for Breast Health capital equipment and related workflow and workstation products including software, Aptima and Fusion assay sales (exclusive of our Aptima SARS-CoV-2 assays), as well as a lesser decline in SARS-CoV-2 assay volume compared to Europe and Asia-Pacific. Product revenue decreased in China, which we primarily attribute to continued surges of COVID-19 and related shutdowns, which primarily impacted the sale of our Diagnostics products (excluding SARS-CoV-2 assays) and digital mammography systems. In addition, the strengthening of the U.S. dollar against a number of currencies contributed to the increase in the percentage of revenue derived from the U.S. compared to revenue derived from the other geographic regions.

Service and Other Revenues

	Three Months Ended						Six Months Ended
	April 1, 2023		March 26, 2022		Change		April 1, 2023		March 26, 2022		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$189.1	18.4%	$167.5	11.7%	$21.6	12.9%	$376.9	17.9%	$335.3	11.5%	$41.6	12.4%

Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing service, installation, and repair of our products. The majority of these revenues are generated within our Breast Health segment. The increase in service and other revenue in the current three and six month periods compared to the corresponding periods in the prior year was primarily due to the continued conversion of a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period, an increase in service contract pricing and higher spare parts. In the current six month period, revenues were also higher from the extra week of service contract activity, resulting in $7.9 million of incremental revenue. In our Diagnostics business, service revenue increased as a result of higher lab testing volumes from our Biotheranostics business.

Cost of Product Revenues

	Three Months Ended						Six Months Ended
	April 1, 2023		March 26, 2022		Change		April 1, 2023		March 26, 2022		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$292.1	34.9%	$322.6	25.4%	$(30.5)	(9.5)%	$588.3	34.1%	$640.7	24.9%	$(52.4)	(8.2)%
Amortization of Intangible Assets	52.1	6.2%	72.3	5.7%	(20.2)	(27.9)%	107.7	6.3%	147.2	5.7%	(39.5)	(26.8)%
	$344.2	41.1%	$394.9	31.1%	$(50.7)	(12.8)%	$696.0	40.4%	$787.9	30.6%	$(91.9)	(11.7)%

Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 34.9% and 34.1%, respectively, in the current three and six month periods compared to 25.4% and 24.9%, respectively, in the corresponding periods in the prior year. Cost of product revenues as a percentage of revenue increased in the current three and six month periods primarily due to a decrease in sales of our SARS-CoV-2 assays, which have higher gross margins compared to our other diagnostic products, and comprised 8.5% and 11.5%, respectively, of total product revenue in the current three and six month periods compared to 46.0% and 43.0%, respectively, in the corresponding periods in the prior year. Higher product costs from supply chain constraints and inflation also contributed to the increase in the cost of product revenue. This increase was partially offset by higher sales of our digital mammography systems and related software products and a decrease in inventory reserves in the current three month period.

Diagnostics’ product costs as a percentage of revenue increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to lower sales of our SARS-CoV-2 assays, unfavorable manufacturing variances at certain of our manufacturing facilities, an increase in scrap and higher field service costs from our expanded instrument installed base, partially offset by an increase in core Aptima, Fusion, and Quant Viral assay volume, a decrease in inventory reserves and lower freight internationally.

Breast Health’s product costs as a percentage of revenue decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to higher sales volumes of our higher margin products, primarily 3D Dimensions, which also experienced an increase in average selling prices, and improved manufacturing utilization partially offset by a slight decline in average selling prices of our biopsy disposables, higher prices of raw materials and components from supply chain constraints and inflation, an increase in inventory reserves and an increase in freight.

GYN Surgical’s product costs as a percentage of revenue decreased in the current three month period compared to the corresponding period in the prior year primarily due to an increase in volume of higher margin products, primarily MyoSure and NovaSure, as procedure rates continue to recover from the impact of the COVID-19 pandemic. Product costs as a percentage of revenue increased in the current six month period compared to the corresponding period in the prior year primarily due to product mix of higher volumes of lower margin products, mostly attributable to sales of our Fluent Fluid Management systems and CoolSeal vessel sealers, partially offset by higher average selling prices of our NovaSure V5 device.

Skeletal Health’s product costs as a percentage of revenue decreased in the current three month period compared to the corresponding period in the prior year primarily due to an increase in volume of Horizon DXA systems and upgrades as well as an increase in average selling prices of Horizon DXA and Insight FD Fluoroscan systems. Product costs as a percentage of revenue increased in the current six month period compared to the corresponding period in the prior year due to higher component costs from supply chain constraints and inflation partially offset by an increase in volume of Horizon DXA systems and upgrades as well as an increase in average selling prices of Horizon DXA and Insight FD Fluoroscan systems.

Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to lower amortization of intangible assets acquired in the Cytyc acquisition which became fully amortized in the beginning of the first quarter of fiscal 2023 and to a lesser extent, lower amortization of intangible assets acquired in the Focal and Faxitron acquisitions due to impairments in the prior year, partially offset by an increase from developed technology intangible assets acquired in the Bolder acquisition.

Cost of Service and Other Revenues

	Three Months Ended						Six Months Ended
	April 1, 2023		March 26, 2022		Change		April 1, 2023		March 26, 2022		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$96.5	51.0%	$94.2	56.2%	$2.3	2.4%	$201.0	53.3%	$186.1	55.5%	$14.9	8.0%

Service and other revenues gross margin increased to 49.0% and 46.7%, respectively, in the current three and six month periods compared to 43.8% and 44.5%, respectively, in the corresponding periods in the prior year. The increase in the current three and six month periods was primarily due to an increase in lab testing revenue from Biotheranostics, which has higher margins than our legacy service business, and an increase in the average selling prices and attachment rates of our Breast Health service contracts and time and material billings.

Operating Expenses

	Three Months Ended						Six Months Ended
	April 1, 2023		March 26, 2022		Change		April 1, 2023		March 26, 2022		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$74.0	7.2%	$69.5	4.8%	$4.5	6.5%	$148.8	7.1%	$142.3	4.9%	$6.5	4.6%
Selling and marketing	142.4	13.9%	171.4	11.9%	(29.0)	(16.9)%	305.9	14.6%	318.7	11.0%	(12.8)	(4.0)%
General and administrative	100.8	9.8%	100.5	7.0%	0.3	0.3%	209.3	10.0%	218.5	7.5%	(9.2)	(4.2)%
Amortization of intangible assets	7.1	0.7%	11.3	0.8%	(4.2)	(37.2)%	14.7	0.7%	22.1	0.8%	(7.4)	(33.5)%
Contingent consideration - fair value adjustment	(12.4)	(1.2)%	—	—%	(12.4)	**	(12.4)	(0.6)%	(4.1)	(0.1)%	(8.3)	202.4%
Restructuring and Divestiture charges	1.8	0.2%	(0.2)	—%	2.0	**	2.9	0.1%	—	—%	2.9	**
	$313.7	30.6%	$352.5	24.6%	$(38.8)	(11.0)%	$669.2	31.9%	$697.5	24.0%	$(28.3)	(4.1)%
** Percentage not meaningful

Research and Development Expenses. Research and development expenses increased 6.5% and 4.6% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to a lower credits of $5.3 million and $3.8 million in the current three and six month periods, respectively, compared to the corresponding periods in the prior year, recorded for funds received from the Biomedical Advanced Research and Development Authority (BARDA) grant to obtain FDA approval of our SARS-CoV-2 assays. In addition, the current six month period included an extra week of compensation and benefits. Partially offsetting these increases was a reduction in certain project spend. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.

Selling and Marketing Expenses. Selling and marketing expenses decreased 16.9% and 4.0% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year. The decrease was primarily due to lower spending on advertising and marketing initiatives as the prior year periods included spend on our Super Bowl commercial and a larger sponsorship amount for the Women’s Tennis Association and grants supporting women’s health initiatives. These decreases were partially offset by higher compensation and benefits primarily from an increase in commissions expense as sales were higher for our Breast Health and Surgical businesses and to a lesser extent an increase in headcount, and an increase in travel and meetings. In the current six month period, the decrease in expenses was also partially offset by an extra week of compensation and benefits and an increase in severance expense.

General and Administrative Expenses. General and administrative expenses increased 0.3% and decreased 4.2% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year. The increase in the current three month period was primarily due to an increase in compensation and benefits from higher expense from our deferred compensation plan due to stock market gains and an increase in stock compensation partially offset by a decrease in non-income tax charges and a decrease in charitable donations of $2.0 million. The decrease in the current six month period was primarily due to a decrease in charitable donations of $12.0 million, a $7.4 million settlement awarded in the Minerva litigation received in the first quarter of fiscal 2023, lower tax project and legal expenses, and a decrease in bad debt expense. These decreases were partially offset by an increase in compensation and benefits from higher expense from our deferred compensation plan due to stock market gains and an increase in stock compensation, an $8.9 million charge to settle a business dispute in connection with terminating the Mobidiag joint venture agreement in China, an increase in reserves for sales and use tax matters, higher travel, an increase in information systems infrastructure costs and higher compensation and benefits from the extra week in the current six month period.

Amortization of Intangible Assets. Amortization of intangible assets primarily results from customer relationships and trade names related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 5 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense decreased in the current year periods primarily due to assets from our Cytyc acquisition becoming fully amortized at the beginning of the first quarter of fiscal 2023.

Contingent Consideration Fair Value Adjustments. In connection with the acquisition of Acessa Health, Inc., or Acessa, we are obligated to make contingent earn-out payments. The payments are based on achieving incremental revenue growth over a three-year period ending annually in December of each of 2021, 2022, and 2023. As of the acquisition date, we recorded a contingent consideration liability for the estimated fair value of the amount we expected to pay to the former shareholders of the acquired business. This liability is not contingent on future employment, and we recorded our estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, comparable company revenue growth rates, implied volatility and applying a risk adjusted discount rate. Increases or decreases in the fair value of contingent consideration liability can result from the passage of time, changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates. In the second quarter of fiscal 2023, we recorded a gain of $12.4 million based on a decrease in forecasted revenues over the remaining earn-out period. In the first quarter of fiscal 2022, we recorded a gain of $4.1 million based on actual amounts owed for the first earn-out period being lower than the amount accrued as of September 25, 2021.

Interest Income

	Three Months Ended				Six Months Ended
	April 1, 2023	March 26, 2022	Change		April 1, 2023	March 26, 2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$31.5	$0.8	$30.7	**	$52.1	$1.2	$50.9	**
** Percentage not meaningful

Interest income increased significantly in the current year periods compared to the corresponding periods in the prior year due to the significant increase in interest rates over the past twelve months as the U.S. Federal Reserve began periodically raising its Federal Funds Rate starting in March 2022. To a lesser extent, the increase in interest income was due to higher average cash balances in the current year periods compared to the corresponding periods in the prior year.

Interest Expense

	Three Months Ended				Six Months Ended
	April 1, 2023	March 26, 2022	Change		April 1, 2023	March 26, 2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(27.2)	$(22.6)	$(4.6)	20.4%	$(55.3)	$(48.3)	$(7.0)	14.6%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in the variable interest rate, SOFR, under our 2021 Credit Agreement partially offset by amounts received under our interest rate swap, which hedges the benchmark interest rate, versus payments made under the interest rate swap in the prior year period. In addition, the prior year interest expense included debt refinancing costs for our 2021 Credit Agreement, and interest expense related to debt acquired in the Mobidiag acquisition that was paid off in the prior year.

Debt Extinguishment Loss

	Three Months Ended				Six Months Ended
	April 1, 2023	March 26, 2022	Change		April 1, 2023	March 26, 2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Debt Extinguishment Loss	$—	$—	$—	—%	$—	$(0.7)	$0.7	(100.0)%

In the first quarter of fiscal 2022, we entered into a Refinancing Amendment to our 2021 Credit Agreement with Bank of America, N.A. The proceeds were used to pay off the term loan outstanding under our 2018 Credit Agreement. In connection with this transaction we recorded a debt extinguishment charge of $0.7 million.

Other Income (Expense), net

	Three Months Ended				Six Months Ended
	April 1, 2023	March 26, 2022	Change		April 1, 2023	March 26, 2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income (Expense), net	$2.9	$2.1	$0.8	38.1%	$(12.9)	$8.7	$(21.6)	**
**Percentage not meaningful

For the current three month period, this account primarily consisted of a gain of $2.8 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains, partially offset by net foreign currency exchange losses of $0.3 million. For the second quarter of fiscal 2022, this account primarily consisted of net foreign currency exchange gains of $3.3 million, primarily from settling hedging transactions, and a $2.4 million gain on life insurance proceeds as a result of the death of a former employee, partially offset by a loss of $3.5 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market losses.

For the current six month period, this account primarily consisted of net foreign currency exchange losses of $18.4 million, primarily from the mark-to-market of foreign currency contracts used to hedge operating results, partially offset by a gain of $5.3 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains. For the corresponding six month period in the prior year, this account primarily consisted of net foreign currency exchange gains of $12.6 million, primarily from settling transactions, and a $2.4 million gain on life insurance proceeds, partially offset by a charge of $4.3 million to write off an equity method investment acquired in the Mobidiag acquisition and a loss of $2.2 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market losses.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	April 1, 2023	March 26, 2022	Change		April 1, 2023	March 26, 2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$60.8	$118.7	$(57.9)	(48.8)%	$112.5	$241.4	$(128.9)	(53.4)%

Our effective tax rates for the three and six months ended April 1, 2023 were 21.8% and 21.7%, respectively, compared to 20.7% and 20.2% for the corresponding periods in the prior year.

Our effective tax rates for the three and six months ended April 1, 2023 were higher than the U.S. statutory tax rate primarily due to income tax reserves, the global intangible low-taxed income inclusion, and state income taxes, partially offset by the impact of the U.S. deduction for foreign derived intangible income, the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits.

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

Diagnostics

	Three Months Ended				Six Months Ended
	April 1, 2023	March 26, 2022	Change		April 1, 2023	March 26, 2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$464.7	$987.1	$(522.4)	(52.9)%	$1,024.0	$1,937.5	$(913.5)	(47.1)%
Operating Income	$105.3	$540.6	$(435.3)	(80.5)%	$256.4	$1,072.4	$(816.0)	(76.1)%
Operating Income as a % of Segment Revenue	22.7%	54.8%			25.0%	55.3%

Diagnostics revenues decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the decrease in product revenues discussed above, partially offset by higher lab testing revenue from our Biotheranostics business.

Operating income for this business segment decreased in the current three and six month periods compared to the corresponding periods in the prior year due to a decrease in gross profit from lower COVID-19 assay sales partially offset by a decrease in operating expenses. Gross margin was 55.0% and 56.6% in the current three and six month periods, respectively, compared to 71.8% and 72.3% in the corresponding periods in the prior year, respectively. The decrease in gross profit in the current three and six month periods was primarily due to lower sales volumes of our SARS-CoV-2 assays which have a higher margin, unfavorable manufacturing variances at certain of our manufacturing facilities, an increase in scrap, and higher field service costs from our expanded instrument installed base, partially offset by increases in core Aptima, Fusion and Quant Viral assay volumes, a decrease in inventory reserves, higher lab testing revenue and a decrease in intangible asset amortization expense and lower freight internationally.

Operating expenses decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in marketing initiatives and allocated advertising and charitable contributions, a decrease in intangible asset amortization expense, and a decrease in commissions. Partially offsetting these decreases was a decrease in the BARDA credit, an increase in research and development project spend, an increase in travel and meeting expenses and an increase in compensation and benefits from the extra week in the current six month period. Also partially offsetting these decreases in the current six month period compared to the corresponding period in the prior year is a settlement charge of $8.9 million related to the termination of the Mobidiag joint venture in China.

Breast Health

	Three Months Ended				Six Months Ended
	April 1, 2023	March 26, 2022	Change		April 1, 2023	March 26, 2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$385.4	$310.4	$75.0	24.2%	$719.5	$669.9	$49.6	7.4%
Operating Income	$109.9	$49.3	$60.6	122.9%	$170.4	$131.0	$39.4	30.1%
Operating Income as a % of Segment Revenue	28.5%	15.9%			23.7%	19.6%

Breast Health revenues increased in the current three and six month periods compared to the corresponding periods in the prior year due to an increase in product and service revenue discussed above.

Operating income for this business segment increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in product sales, a decrease in operating expenses and an increase in service gross profit. Gross margin was 57.3% and 55.8% in the current three and six month periods, respectively, compared to 53.4% and 54.6% in the corresponding periods in the prior year, respectively. The increase in gross margin is primarily due to higher volumes of our capital equipment and related software sales, and interventional breast solutions devices, an increase in service margin from the continued conversion of digital mammography systems to service contracts and to a lesser extent the extra week in the current six month period, partially offset by higher costs for raw materials and components from supply chain constraints and inflation, an increase in inventory reserves and an increase in freight.

Operating expenses decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in marketing initiatives and allocated advertising and charitable contributions and lower research and development project spend, partially offset by an increase in commission expense from higher sales, an increase in travel and meetings and higher restructuring costs. In addition, there was an increase in compensation and benefits from the extra week in the current six month period.

GYN Surgical

	Three Months Ended				Six Months Ended
	April 1, 2023	March 26, 2022	Change		April 1, 2023	March 26, 2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$144.8	$117.3	$27.5	23.4%	$298.9	$251.6	$47.3	18.8%
Operating Income	$52.3	$5.7	$46.6	817.5%	$101.0	$32.3	$68.7	212.7%
Operating Income as a % of Segment Revenue	36.1%	4.9%			33.8%	12.8%

GYN Surgical revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above.

Operating income for this business segment increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in gross profit and to a lesser extent a decrease in operating expenses. Gross margin was 67.9% and 68.3% in the current three and six month periods, respectively, compared to 56.4% and 59.5% in the corresponding periods in the prior year, respectively. The increase in gross margin was primarily due to a decrease in intangible asset amortization expense and an increase in higher margin product sales in the current three month period, partially offset by an increase in lower margin product sales in the current six month period discussed above.

Operating expenses decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a gain of $12.4 million recorded in the current three month period to decrease the contingent consideration liability to fair value related to the Acessa acquisition compared to a gain of $4.1 million recorded in the prior year six month period, a decrease in intangible asset amortization expense, and lower marketing initiative spend. These decreases were partially offset by an increase in compensation and benefits primarily due to an increase in commissions and higher salaries and an increase in travel and meeting expenses. In addition, in the current six month period we received $7.4 million in infringement damages from the Minerva litigation, which was recorded as a credit to general and administrative expenses.

Skeletal Health

	Three Months Ended				Six Months Ended
	April 1, 2023	March 26, 2022	Change		April 1, 2023	March 26, 2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$31.6	$20.9	$10.7	51.2%	$58.3	$47.9	$10.4	21.7%
Operating Income	$4.6	$(1.5)	$6.1	**	$6.7	$(0.3)	$7.0	**
Operating Income as a % of Segment Revenue	14.6%	(7.2)%			11.5%	(0.6)%
** Percentage not meaningful

Skeletal Health revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above and to a lesser extent the increase in service contract revenue from the extra week in the current six month period.

Operating income for this business segment increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in gross profit and a decrease in operating expenses. Gross margin was 35.6% and 33.0% in the current three and six month periods, respectively, compared to 30.4% and 33.5% in the corresponding periods in the prior year, respectively. The increase in gross margin in the current three month period was primarily due to an increase in product and service revenues partially offset by increased costs from supply chain constraints and inflation. The decrease in gross margin in the current six month period was primarily due to increased costs from supply chain constraints and inflation.

Operating expenses decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in research and development project spend and marketing initiatives partially offset by an increase in commissions from higher sales.

LIQUIDITY AND CAPITAL RESOURCES

At April 1, 2023, we had $3,256.4 million of working capital and our cash and cash equivalents totaled $2,582.2 million. Our cash and cash equivalents increased by $242.7 million during the first six months of fiscal 2023 primarily due to cash generated from operating activities, partially offset by cash used in investing and financing activities primarily related to repurchases of our common stock and capital expenditures.

In the first six months of fiscal 2023, our operating activities provided cash of $459.7 million, primarily due to net income of $405.9 million, non-cash charges for depreciation and amortization aggregating $166.7 million, and stock-based compensation expense of $43.7 million. These adjustments to net income were partially offset by a decrease in deferred taxes of $61.6 million primarily due to the capitalization of research expenditures under the tax rules and to a lesser extent the amortization of intangible assets. Cash provided by operations included a net cash outflow of $112.2 million from changes in our operating assets and liabilities. The net cash outflow was primarily driven by an increase of $81.8 million in accounts receivable due to the timing of billings for service contracts as well as higher sales of capital equipment in the second quarter of fiscal 2023 in our Breast Health division compared to the fourth quarter of fiscal 2022, an increase in inventory of $56.1 million principally due to the strategic buildup of emergency sourced components for our Breast Health business to hedge against the continuing worldwide supply constraints, a $22.4 million decrease in accrued expenses primarily due to net payments of the annual bonus and commissions partially offset by the timing of income tax and value-added tax payments, and a $13.2 million decrease in accounts payable due to the timing of payments. These cash outflows were partially offset by an increase of $42.5 million in deferred revenue primarily due to billings for annual service contracts, a decrease in prepaid expenses and other assets of $10.5 million primarily due to the Department of Defense reimbursement received in the second quarter partially offset by normal amortization related to the Women’s Tennis Association sponsorship and service and software subscriptions, and a decrease in prepaid income taxes of $8.3 million primarily due to timing of tax payments relative to the provision for income taxes.

In the first six months of fiscal 2023, our investing activities used cash of $57.4 million primarily due to capital expenditures of $61.2 million, which primarily consisted of the placement of equipment under customer usage agreements and purchase of manufacturing equipment and to a lesser extent building improvements, and $10.0 million for the purchase of an equity investment. These uses of cash were partially offset by a final reimbursement of $20.5 million received from the Department of Defense under a grant to increase production capacity of our two SARS-CoV-2 assays.

In the first six months of fiscal 2023, our financing activities used cash of $163.0 million primarily due to $150.0 million for repurchases of our common stock and $23.2 million for the payment of employee taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were $28.4 million from our equity plans, primarily from the exercise of stock options.
Debt

We had total recorded debt outstanding of $2.82 billion at April 1, 2023, which was comprised of amounts outstanding under our 2021 Credit Agreement of $1.49 billion (principal of $1.5 billion), 2029 Senior Notes of $937.7 million (principal of $950.0 million), and 2028 Senior Notes of $396.4 million (principal of $400.0 million).

2021 Credit Agreement

On September 27, 2021, we refinanced our existing term loan and revolving credit facility with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders from time to time party thereto (the “2018 Credit Agreement”) by entering into a Refinancing Amendment (the “2021 Credit Agreement”). Borrowings under the 2021 Credit Agreement are secured by first-priority liens on, and a first priority security interest in, substantially all of our and our Subsidiary Guarantors’ U.S. assets. The credit facilities (the “2021 Credit Facilities”) under the 2021 Credit Agreement consist of:

•A $1.5 billion secured term loan (“2021 Term Loan”) with a stated maturity date of September 25, 2026; and
•A secured revolving credit facility (the “2021 Revolver”) under which the Borrowers may borrow up to $2.0 billion, subject to certain sublimits, with a stated maturity date of September 25, 2026.

As of April 1, 2023, the principal amount outstanding under the 2021 Term Loan was $1.5 billion, no amounts were outstanding under the 2021 Revolver, and the full amount of the 2021 Revolver was available to be borrowed by the Company.
On August 22, 2022, we further amended the 2021 Credit Agreement to address the planned phase out of LIBOR by the UK Financial Conduct Authority. Under this amendment, the interest rate applicable to the loans under the 2021 Credit Agreement denominated in U.S. dollars were converted to a variant of the secured overnight financing rate (“SOFR”) plus an applicable spread. As of April 1, 2023, the interest rate under the 2021 Term Loan was 5.91% per annum.

We are also required to pay a quarterly commitment fee calculated on a daily basis equal to the Applicable Rate as of such day multiplied by the undrawn committed amount available under the 2021 Revolver. As of April 1, 2023, this commitment fee was 0.15% per annum.

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

The 2021 Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including the requirement that we maintain certain financial ratios. As of April 1, 2023, we were in compliance with these covenants.

2028 Senior Notes

The total aggregate principal balance of the 2028 Senior Notes is $400.0 million. The 2028 Senior Notes are general senior unsecured obligations and are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries. The 2028 Senior Notes mature on February 1, 2028 and bear interest at the rate of 4.625% per year, payable semi-annually on February 1 and August 1 of each year. We have the option to redeem the 2028 Senior Notes on or after: February 1, 2023 through February 1, 2024 at 102.312% of par; February 1, 2024 through February 1, 2025 at 101.541% of par; February 1, 2025 through February 1, 2026 at 100.770% of par; and February 1, 2026 and thereafter at 100% of par. In addition, if there is a change of control coupled with a decline in ratings, as provided in the indenture, we will be required to make an offer to purchase each holder’s 2028 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

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

Contingent Consideration Earn-Out Payments

Currently, our only contingent consideration liability is related to our Acessa acquisition. We have an obligation to the former Acessa shareholders to make contingent payments based on a multiple of annual incremental revenue growth over a three-year period ending annually in December. There is no maximum earnout. Pursuant to ASC 805, Business Combinations, the contingent consideration was deemed to be part of the purchase price, and we recorded our estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of the business, comparable companies’ revenue growth rates, implied volatility and applying a risk adjusted discount rate. The first earn-out period was completed in December 2021, and we paid $12.2 million to the former shareholders in the second quarter of fiscal 2022. The second earn-out period was completed in December 2022, resulting in a payment amount of $7.6 million in the second quarter of fiscal 2023. During the second quarter of fiscal 2023, we updated our forecasted revenue and recorded a gain of $12.4 million to record the liability to fair value. The reduction in fair value was primarily due to a decrease in forecasted revenues. As of April 1, 2023, the contingent consideration liability was recorded at its fair value of $3.4 million.

Stock Repurchase Program

On September 22, 2022, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of our outstanding common stock, effective as of the close of trading September 23, 2022. This repurchase program replaced the previous $1.0 billion authorization. During the three and six months ended April 1, 2023, we repurchased 0.6 million and 2.2 million shares of our common stock for total consideration of $50.0 million and $150.0 million, respectively. As of April 1, 2023, $850.0 million remained available under this authorization. The timing of the share repurchases will be based upon our continuing analysis of market, financial, and other factors. Repurchases under the authorized share repurchase plan may be made using a variety of methods, which may include, but are not limited to, open market purchases, privately negotiated transactions, accelerated share repurchase agreements, or purchases pursuant to a Rule 10b5-1 plan under the Exchange Act. The authorized share repurchase plan may be suspended, delayed or discontinued at any time.

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

Future Liquidity Considerations

We expect to continue to review and evaluate potential strategic transactions that we believe will complement our current or future business. Subject to the “Risk Factors” set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 24, 2022 or any other of our subsequently filed reports, and the general disclaimers set forth in our “Cautionary Statement” regarding forward-looking statements at the outset of this Item 2, we believe that our cash and cash equivalents, cash flows from operations, and the cash available under our 2021 Revolver will provide us with sufficient funds in order to fund our expected normal operations and debt payments over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our 2021 Credit Agreement, 2028 Senior Notes, and 2029 Senior Notes. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see the “Risk Factors” set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 24, 2022.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, equity investments, foreign currency derivative contracts, interest rate swap agreements, insurance contracts, accounts payable and debt obligations. Except for our outstanding 2028 and 2029 Senior Notes, the fair value of these financial instruments approximate their carrying amount. The fair value of our 2028 and 2029 Senior Notes was approximately $388.9 million and $848.4 million, respectively, as of April 1, 2023. Amounts outstanding under our 2021 Credit Agreement of $1.5 billion aggregate principal as of April 1, 2023 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.

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

As of April 1, 2023, there was $1.5 billion of aggregate principal outstanding under our 2021 Credit Agreement. Since this debt obligation is a variable rate instrument, our interest expense associated with the instrument is subject to change. A hypothetical 10% adverse movement (increase in the SOFR rate) would increase annual interest expense by approximately $2.4 million, which is net of the impact of our interest rate swap hedge. We previously entered into an interest rate swap agreement to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding under our credit facilities. The critical terms of the interest rate swap were designed to mirror the terms of our SOFR-based borrowings under our 2021 Credit Agreement, and therefore the interest rate swap is highly effective at offsetting the cash flows being hedged. We designated this derivative instrument as a cash flow hedge of the variability of the Term SOFR-based interest payments on $1.0 billion of principal. This interest rate swap contract expires on December 17, 2023. On March 23, 2023, we entered into two new consecutive interest rate swap contracts with the first contract having an effective date of December 17, 2023 and the second contract terminating September 25, 2026. The notional amount of these swaps is $500 million.

The return from cash and cash equivalents will vary as short-term interest rates change. A hypothetical 10% increase in market interest rates would increase annual interest income by approximately $12.7 million.

Foreign Currency Exchange Risk. Our international business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

We conduct business worldwide and maintain sales and service offices outside the U.S. as well as manufacturing facilities primarily in Costa Rica and the United Kingdom. Our international sales are denominated in a number of currencies, primarily the Euro, U.S. dollar, UK Pound and Chinese Yuan. The majority of our foreign subsidiaries’ functional currency is the local currency, although certain foreign subsidiaries functional currency is the U.S. dollar based on the nature of their operations or functions. Our revenues denominated in foreign currencies are positively affected when the U.S. dollar weakens against them and adversely affected when the U.S. dollar strengthens. Fluctuations in foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency. We have executed forward foreign currency contracts and foreign currency option contracts to hedge a portion of results denominated in the Euro, UK Pound, Australian dollar, Japanese Yen, Canadian dollar and Chinese Yuan. These contracts do not qualify for hedge accounting. As a result, we may experience volatility in our Consolidated Statements of Income due to (i) the impact of unrealized gains and losses reported in other income, net on the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other income, net, whereas the offsetting economic gains and losses are reported in the line item of the underlying cash flow, for example, revenue.

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

As of April 1, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of April 1, 2023.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer’s Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs ($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
January 1, 2023 – January 28, 2023	2,253	$74.81	—	$—	$900.0
January 29, 2023 – February 25, 2023	86	82.78	188,032	80.59	884.8
February 26, 2023 – April 1, 2023	949	79.06	437,993	79.56	850.0
Total	3,288	$76.25	626,025	$79.87	$850.0
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
(2)On September 22, 2022, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of the Company’s outstanding common stock, effective as of the close of trading on September 23, 2022. This stock repurchase authorization replaced the previous $1.0 billion authorization.

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.1*	Amendment No. 1 to the Hologic, Inc. Amended and Restated Deferred Compensation Program (1)
10.2	Hologic, Inc. Amended and Restated 2008 Equity Incentive Plan (1)	8-K	3/10/2023
10.3	Hologic, Inc. Amended and Restated 2012 Employee Stock Purchase Plan (1)	8-K	3/10/2023
31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_______________

(1) Indicates management contract or compensatory plan, contract or arrangement.
* Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	May 2, 2023	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2023	/s/ Karleen M. Oberton

Karleen M. Oberton
Chief Financial Officer (Principal Financial Officer)