Form 10-Q
period 2023-07-01
HOLOGIC INC
filed 2023-08-01
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2023, 244,942,081 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Revenues:
Product	$799.1	$837.1	$2,522.9	$3,408.7
Service and other	185.3	165.6	562.2	500.9
	984.4	1,002.7	3,085.1	3,909.6
Costs of revenues:
Product	291.0	266.3	879.3	907.0
Amortization of acquired intangible assets	51.6	75.9	159.3	223.1
Impairment of intangible assets and equipment	179.5	9.2	179.5	9.2
Service and other	94.8	101.5	295.8	287.6
Gross profit	367.5	549.8	1,571.2	2,482.7
Operating expenses:
Research and development	72.6	65.1	221.4	207.4
Selling and marketing	149.8	152.3	455.7	471.0
General and administrative	90.2	91.9	299.5	310.5
Amortization of acquired intangible assets	7.1	11.2	21.9	33.2
Impairment of intangible assets and equipment	44.3	—	44.3	—
Contingent consideration - fair value adjustments	—	(35.4)	(12.4)	(39.5)
Restructuring charges	2.1	0.8	4.9	0.8
	366.1	285.9	1,035.3	983.4
Income from operations	1.4	263.9	535.9	1,499.3
Interest income	32.5	2.4	84.6	3.6
Interest expense	(27.7)	(22.7)	(83.0)	(71.0)
Debt extinguishment loss	—	—	—	(0.7)
Other income (expense), net	5.9	4.8	(7.0)	13.6
Income before income taxes	12.1	248.4	530.5	1,444.8
Provision for income taxes	52.6	20.0	165.1	261.5
Net income (loss)	$(40.5)	$228.4	$365.4	$1,183.3
Net income (loss) per common share:
Basic	$(0.16)	$0.91	$1.48	$4.70
Diluted	$(0.16)	$0.90	$1.47	$4.65
Weighted average number of shares outstanding:
Basic	246,908	250,756	247,319	251,943
Diluted	246,908	253,093	249,393	254,273
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net income (loss)	$(40.5)	$228.4	$365.4	$1,183.3
Changes in foreign currency translation adjustment	1.1	(52.0)	130.2	(124.3)
Changes in value of hedged interest rate swaps, net of tax of $1.2 and $(1.7) for the three and nine months ended July 1, 2023 and $2.5 and $11.6 for the three and nine months ended June 25, 2022.
Gain (loss) recognized in other comprehensive income (loss), net	3.7	8.4	(5.6)	35.7
Other comprehensive income (loss)	4.8	(43.6)	124.6	(88.6)
Comprehensive income (loss)	$(35.7)	$184.8	$490.0	$1,094.7
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	July 1, 2023	September 24, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,765.0	$2,339.5
Accounts receivable, less reserves	686.8	617.6
Inventories	680.1	623.7
Prepaid expenses and other current assets	173.7	232.2
Prepaid income taxes	33.7	49.0
Total current assets	4,339.3	3,862.0
Property, plant and equipment, net	493.3	481.6
Intangible assets, net	940.1	1,280.6
Goodwill	3,298.2	3,236.5
Other assets	267.0	210.5
Total assets	$9,337.9	$9,071.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$31.8	$15.0
Accounts payable	180.6	197.7
Accrued expenses	533.1	535.3
Deferred revenue	232.9	186.5
Finance lease obligations	2.9	3.2
Total current liabilities	981.3	937.7
Long-term debt, net of current portion	2,789.3	2,808.4
Finance lease obligations, net of current portion	16.2	18.0
Deferred income tax liabilities	19.4	90.8
Deferred revenue, net of current portion	13.7	9.4
Other long-term liabilities	336.0	330.7
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 299,932 and 298,533 shares issued, respectively	3.0	3.0
Additional paid-in-capital	6,122.5	6,042.6
Retained earnings	1,965.7	1,600.3
Treasury stock, at cost – 54,990 and 51,401 shares, respectively	(2,795.6)	(2,531.5)
Accumulated other comprehensive loss	(113.6)	(238.2)
Total stockholders’ equity	5,182.0	4,876.2
Total liabilities and stockholders’ equity	$9,337.9	$9,071.2
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount
Balance at September 25, 2021	297,306	$3.0	$5,965.8	$298.3	$(59.1)	43,653	$(1,989.4)	$4,218.6
Exercise of stock options	45	—	1.9	—	—	—	—	1.9
Vesting of restricted stock units, net	534	—	(22.4)	—	—	—	—	(22.4)
Stock-based compensation	—	—	18.7	—	—	—	—	18.7
Net income	—	—	—	499.2	—	—	—	499.2
Other comprehensive income activity	—	—	—	—	(29.9)	—	—	(29.9)
Repurchase of common stock	—	—	—	—	—	2,335	(167.0)	(167.0)
Balance at December 25, 2021	297,885	$3.0	$5,964.0	$797.5	$(89.0)	45,988	$(2,156.4)	$4,519.1
Exercise of stock options	140	—	5.8	—	—	—	—	5.8
Vesting of restricted stock units, net	14	—	(0.1)	—	—	—	—	(0.1)
Common stock issued under the employee stock purchase plan	164	—	9.5	—	—	—	—	9.5
Stock-based compensation	—	—	17.8	—	—	—	—	17.8
Net income	—	—	—	455.7	—	—	—	455.7
Other comprehensive income activity	—	—	—	—	(15.1)	—	—	(15.1)
Repurchase of common stock	—	—	—	—	—	2,863	(200.0)	(200.0)
Balance at March 26, 2022	298,203	$3.0	$5,997.0	$1,253.2	$(104.1)	48,851	$(2,356.4)	$4,792.7
Exercise of stock options	128	—	5.2	—	—	—	—	5.2
Vesting of restricted stock units, net	4	—	(0.1)	—	—	—	—	(0.1)
Stock-based compensation	—	—	15.3	—	—	—	—	15.3
Net income	—	—	—	228.4	—	—	—	228.4
Other comprehensive income activity	—	—	—	—	(43.6)	—	—	(43.6)
Balance at June 25, 2022	298,335	$3.0	$6,017.4	$1,481.6	$(147.7)	48,851	$(2,356.4)	$4,997.9
Exercise of stock options	23	—	0.9	—	—	—	—	0.9
Vesting of restricted stock units, net	9	—	(0.3)	—	—	—	—	(0.3)
Common stock issued under the employee stock purchase plan	166	—	9.7	—	—	—	—	9.7
Stock-based compensation	—	—	14.9	—	—	—	—	14.9
Net income	—	—	—	118.7	—	—	—	118.7
Other comprehensive income activity	—	—	—	—	(90.5)	—	—	(90.5)
Repurchase of common stock	—	—	—	—	—	2,550	$(175.1)	(175.1)
Balance at September 24, 2022	298,533	$3.0	$6,042.6	$1,600.3	$(238.2)	51,401	$(2,531.5)	$4,876.2
Exercise of stock options	267	—	10.3	—	—	—	—	10.3
Vesting of restricted stock units, net	514	—	(23.0)	—	—	—	—	(23.0)
Common stock issued under the employee stock purchase plan	171	—	10.2	—	—	—	—	10.2
Stock-based compensation	—	—	20.5	—	—	—	—	20.5
Net income	—	—	—	187.4	—	—	—	187.4
Other comprehensive income activity	—	—	—	—	110.9	—	—	110.9
Repurchase of common stock	—	—	—	—	—	1,539	(100.0)	(100.0)
Balance at December 31, 2022	299,485	$3.0	$6,060.6	$1,787.7	$(127.3)	52,940	$(2,631.5)	$5,092.5

Exercise of stock options	173	—	7.9	—	—	—	—	7.9
Vesting of restricted stock units, net	18	—	(0.2)	—	—	—	—	(0.2)
Stock-based compensation	—	—	23.2	—	—	—	—	23.2
Net income	—	—	—	218.5	—	—	—	218.5
Other comprehensive income activity	—	—	—	—	8.9	—	—	8.9
Repurchase of common stock	—	—	—	—	—	626	(50.0)	(50.0)
Balance at April 1, 2023	299,676	$3.0	$6,091.5	$2,006.2	$(118.4)	53,566	$(2,681.5)	$5,300.8
Exercise of stock options	64	—	3.3	—	—	—	—	3.3
Vesting of restricted stock units, net	15	—	(0.5)	—	—	—	—	(0.5)
Common stock issued under the employee stock purchase plan	177		11.3					11.3
Stock-based compensation	—	—	16.9	—	—	—	—	16.9
Net loss	—	—	—	(40.5)	—	—	—	(40.5)
Other comprehensive income activity	—	—	—	—	4.8	—	—	4.8
Repurchase of common stock(1)	—	—	—	—	—	1,424	(114.1)	(114.1)
Balance at July 1, 2023	299,932	$3.0	$6,122.5	$1,965.7	$(113.6)	54,990	$(2,795.6)	$5,182.0

(1) Includes excise tax on share repurchases

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	July 1, 2023	June 25, 2022
OPERATING ACTIVITIES
Net income	$365.4	$1,183.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	66.7	67.2
Amortization of acquired intangible assets	181.2	256.3
Stock-based compensation expense	60.6	51.8
Deferred income taxes	(100.2)	(60.2)
Intangible assets and equipment impairment charges	223.8	9.2
Contingent consideration - fair value adjustments	(12.4)	(39.5)
Other adjustments and non-cash items	30.6	37.0
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(51.0)	193.9
Inventories	(48.5)	(86.8)
Prepaid income taxes	15.3	(10.5)
Prepaid expenses and other assets	24.6	378.3
Accounts payable	(20.3)	2.5
Accrued expenses and other liabilities	10.7	(23.0)
Deferred revenue	46.0	(2.4)
Net cash provided by operating activities	792.5	1,957.1
INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(1.8)	(158.6)
Capital expenditures	(55.5)	(50.8)
Proceeds from the Department of Defense	20.5	75.0
Increase in equipment under customer usage agreements	(42.2)	(44.8)
Purchase of equity investment	(10.0)	—
Other activity	(7.1)	5.0
Net cash used in investing activities	(96.1)	(174.2)
FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	—	1,491.2
Repayment of long-term debt	(11.3)	(1,387.5)
Repayment under accounts receivable securitization agreement	—	(248.5)
Payment of contingent consideration	(7.6)	(12.2)
Payment of deferred acquisition consideration	(0.8)	—
Repayment of acquired long-term debt	—	(63.7)
Repurchases of common stock	(263.6)	(367.0)
Proceeds from issuance of common stock pursuant to employee stock plans	37.7	26.9
Payment of minimum tax withholdings on net share settlements of equity awards	(23.7)	(22.6)
Payments under finance lease obligations	(3.3)	(2.8)
Net cash used in financing activities	(272.6)	(586.2)
Effect of exchange rate changes on cash and cash equivalents	1.7	8.3
Net increase in cash and cash equivalents	425.5	1,205.0
Cash and cash equivalents, beginning of period	2,339.5	1,170.3
Cash and cash equivalents, end of period	$2,765.0	$2,375.3
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

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and nine months ended July 1, 2023 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 30, 2023. Fiscal 2023 is a 53-week fiscal year, and the additional week was included in the first quarter of fiscal 2023 consistent with the Company’s historical fiscal calendar.

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events affecting the unaudited consolidated financial statements as of and for the three and nine months ended July 1, 2023.

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

	Three Months Ended July 1, 2023			Three Months Ended June 25, 2022
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$79.7	$47.1	$126.8	$74.3	$41.6	$115.9
Molecular Diagnostics	240.2	62.0	302.2	304.2	131.1	435.3
Blood Screening	10.7	—	10.7	8.9	—	8.9
Total	$330.6	$109.1	$439.7	$387.4	$172.7	$560.1

Breast Health:
Breast Imaging	$220.7	$65.4	$286.1	$165.5	$46.7	$212.2
Interventional Breast Solutions	59.2	15.0	74.2	56.8	13.8	70.6
Total	$279.9	$80.4	$360.3	$222.3	$60.5	$282.8

GYN Surgical	$122.9	$34.4	$157.3	$112.2	$25.9	$138.1

Skeletal Health	$16.7	$10.4	$27.1	$12.7	$9.0	$21.7
	$750.1	$234.3	$984.4	$734.6	$268.1	$1,002.7

	Nine Months Ended July 1, 2023			Nine Months Ended June 25, 2022
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$226.9	$138.5	$365.4	$227.4	$134.6	$362.0
Molecular Diagnostics	831.5	238.2	1,069.7	1,395.9	715.2	2,111.1
Blood Screening	28.5	—	28.5	24.5	—	24.5
Total	$1,086.9	$376.7	$1,463.6	$1,647.8	$849.8	$2,497.6

Breast Health:
Breast Imaging	$666.5	$195.6	$862.1	$561.8	$177.7	$739.5
Interventional Breast Solutions	176.7	41.1	217.8	171.1	42.1	213.2
Total	$843.2	$236.7	$1,079.9	$732.9	$219.8	$952.7

GYN Surgical	$359.6	$96.6	$456.2	$315.4	$74.2	$389.6

Skeletal Health	$52.8	$32.6	$85.4	$43.3	$26.4	$69.7
	$2,342.5	$742.6	$3,085.1	$2,739.4	$1,170.2	$3,909.6

	Three Months Ended		Nine Months Ended
Geographic Regions (in millions)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
United States	$750.1	$734.6	$2,342.5	$2,739.4
Europe	128.5	164.5	427.3	750.8
Asia-Pacific	62.9	71.7	191.9	301.1
Rest of World	42.9	31.9	123.4	118.3
	$984.4	$1,002.7	$3,085.1	$3,909.6

The following table provides revenue recognized by source:

	Three Months Ended		Nine Months Ended
Revenue by type (in millions)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Disposables	$609.0	$713.0	$1,963.3	$2,930.5
Capital equipment, components and software	190.1	124.1	559.6	478.2
Service	180.4	160.8	546.7	486.2
Other	4.9	4.8	15.5	14.7
	$984.4	$1,002.7	$3,085.1	$3,909.6

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

Remaining Performance Obligations

As of July 1, 2023, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $813.6 million. These remaining performance obligations primarily relate to support and maintenance obligations and extended warranty in the Company’s Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 14% of this amount as revenue in fiscal 2023, 41% in fiscal 2024, 26% in fiscal 2025, 13% in fiscal 2026, and 6% thereafter. As permitted, the Company does not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company’s Breast Health and Skeletal Health reportable segments. Contract liabilities are classified as other current liabilities and other long-term liabilities in the Consolidated Balance Sheets. The Company recognized revenue of $21.0 million and $122.2 million in the three and nine months ended July 1, 2023, respectively, that was included in the contract liability balance at September 24, 2022. The Company recognized revenue of $21.4 million and $108.7 million in the three and nine months ended June 25, 2022, respectively, that was included in the contract liability balance at September 25, 2021.

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

(4) Fair Value Measurements

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company has investments in derivative instruments comprised of interest rate swaps, forward foreign currency contracts and foreign currency option contracts, which are valued using analyses obtained from independent third-party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of these derivative contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 9 for further discussion and information on derivative contracts. In addition, the Company has a contingent consideration liability that is recorded at fair value, which is based on Level 3 inputs. The contingent consideration liability as of July 1, 2023 and June 25, 2022 was primarily related to the Acessa acquisition.

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at July 1, 2023:

		Fair Value at Reporting Date Using
	Balance as of July 1, 2023	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps	$31.7	$—	$31.7	$—
Forward foreign currency contracts	2.7	—	2.7	—
Total	$34.4	$—	$34.4	$—
Liabilities:
Contingent consideration	$4.5	$—	$—	$4.5
Forward foreign currency contracts	0.6	—	0.6	—
Total	$5.1	$—	$0.6	$4.5

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, during the three and nine month periods ended July 1, 2023 and June 25, 2022 were as follows:

	Three Month Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Balance at beginning of period	$3.4	$58.8	$23.4	$75.1
Contingent consideration recorded at acquisition	1.1	—	1.1	—
Fair value adjustments	—	(35.4)	(12.4)	(39.5)
Payments	—	—	(7.6)	(12.2)
Balance at end of period	$4.5	$23.4	$4.5	$23.4

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of equity investments and long-lived assets, including property, plant and equipment, intangible assets, and goodwill. During the third quarter of fiscal 2023, the Company identified indicators of impairment related to its long-lived assets of its Mobidiag business and based on the fair value of the asset group recorded impairment charges aggregating $186.9 million, of which $174.8 million was allocated to intangible assets and $12.1 million was allocated to property, plant and equipment. Subsequent to the impairment charges, the carrying value of the definite-lived intangible assets and property, plant and equipment was $65.8 million and $4.6 million, respectively. See Note 16 for additional information. In addition, the Company recorded a $10.5 million impairment charge for an in-process research and development project from the Mobidiag acquisition, and the resulting carrying value was $26.5 million. During the third quarter of fiscal 2023, the Company identified indicators of impairment related to its long-lived assets of its ultrasound imaging business and recorded impairment charges aggregating $26.4 million, of which $20.6 million was allocated to intangible assets and $5.8 million was allocated to equipment. Subsequent to the impairment charges, the carrying value of these assets was zero. During the third quarter of fiscal 2022, the Company recorded a $9.2 million impairment charge to write-off two developed technology assets acquired in the Faxitron acquisition. During the first quarter of fiscal 2022, the Company recorded a $4.3 million charge to write-off an equity method investment acquired in the Mobidiag acquisition. There were no other remeasurements in the three and nine months ended July 1, 2023 and June 25, 2022.

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

Amounts outstanding under the Company’s 2021 Credit Agreement of $1.5 billion aggregate principal as of July 1, 2023 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 4.625% Senior Notes due 2028 (the “2028 Senior Notes”) and 3.250% Senior Notes due 2029 (the “2029 Senior Notes”) had fair values of $376.8 million and $833.5 million, respectively, as of July 1, 2023 based on their trading prices, representing a Level 1 measurement. Refer to Note 7 for the carrying amounts of the various components of the Company’s debt.

(5) Business Combinations

Fiscal 2023 Acquisition

Normedi

On April 3, 2023, the Company completed the acquisition of Normedi Nordic AS (“Normedi”) for a purchase price of $7.7 million. Normedi was a long-standing distributor of the Company’s Surgical products in the Nordics region of Europe. The purchase price includes $1.1 million for contingent consideration based on incremental revenue growth over a 2-year measurement period. The Company allocated $3.0 million of the purchase price to a customer relationships intangible asset with a useful life of 5 years, and the excess of the purchase price over the net assets acquired was recorded to goodwill.

Fiscal 2022 Acquisition

Bolder Surgical

On November 29, 2021, the Company completed the acquisition of Bolder Surgical Holdings, Inc. (“Bolder”) for a purchase price of $160.1 million. Bolder, located in Louisville, Colorado, is a developer and manufacturer of energy vessel sealing surgical devices used in both laparoscopic and open procedures. Bolder’s results of operations are reported in the Company's GYN Surgical reportable segment from the date of acquisition.

The purchase price was allocated to Bolder’s tangible and identifiable intangible assets and liabilities based on their estimated fair values as of November 29, 2021, as set forth below.

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

Contingent Consideration

The Company’s contingent consideration liability is primarily related to its acquisition of Acessa Health, Inc. (“Acessa”), which was acquired in August 2020. Acessa developed the ProVu laparoscopic radiofrequency ablation system. The Company estimated the fair value of this liability to be $81.8 million as of the acquisition date. The contingent payments are based on a multiple of annual incremental revenue growth over a three-year period ending annually in December of each of 2021, 2022, and 2023. There is no maximum earnout. Pursuant to ASC 805, Business Combinations (ASC 805), the Company recorded its estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, revenue growth rates of comparable companies, implied volatility and applying a risk adjusted discount rate. Each quarter the Company is required to remeasure the fair value of the liability as assumptions change, and such adjustments are recorded in operating expenses. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820, Fair Value Measurements. This fair value measurement is directly impacted by the Company’s estimate of future incremental revenue growth of the business. Accordingly, if actual revenue growth is higher or lower than the estimates within the fair value measurement, the Company would record additional charges or gains. During the three and nine months ended June 25, 2022, the Company remeasured the contingent consideration liability and recorded a gain of $35.4 million and $39.5 million, respectively, to record the liability at fair value as of June 25, 2022. The reduction in fair value was primarily due to a decrease in forecasted revenues over the measurement period and to a much lesser extent an increase in the discount rate driven by market rates. During the three months ended December 25, 2021, the first measurement period was completed, and the Company recorded a gain of $4.1 million to decrease the contingent consideration liability to fair value based on actual revenue results in the first earn-out period. During the second quarter of fiscal 2022, the Company made a payment of $12.2 million for the first earn-out period. During the three months ended December 31, 2022, the second measurement period was completed, resulting in a payment of $7.6 million, which was made in the second quarter of fiscal 2023. During the second quarter of fiscal 2023, the Company updated its forecasted revenue and recorded a gain of $12.4 million to record the liability to fair value. The reduction in fair value was due to a decrease in forecasted revenues over the remaining measurement period. As of July 1, 2023, the contingent consideration liability related to Acessa was $3.4 million.

(6) Restructuring

During the first quarter of fiscal 2022, the Company finalized its decision to close its Danbury, Connecticut facility where it manufactures its Breast Health capital equipment products. The manufacturing of the Breast Health capital equipment products and all other support services will be moved to the Company’s Newark, Delaware facility. In addition, research and development, sales and services support and administrative functions will be moved to the Newark, Delaware and Marlborough, Massachusetts facilities. The transition is expected to be completed by the second quarter of fiscal 2025. The majority of employees located in Danbury were given the option to relocate to the new locations. As a result of this plan, the Company expects a number of employees to not relocate resulting in their termination. The employees were notified of the closure during the first quarter of fiscal 2022 but were not informed of their termination and related severance benefits until the third quarter of fiscal 2022. The Company is recording severance benefits ratably over the required service period pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420). As a result, the Company recorded severance charges of $0.4 million and $1.4 million during the three and nine months ended July 1, 2023, respectively, and $1.6 million in fiscal 2022. The Company estimates that total severance charges, including retention, will be approximately $5.0 million.

During fiscal 2022 and 2023, the Company made various decisions to terminate certain personnel across all divisions in multiple departments as well as consolidate and close certain offices in Germany and transfer warehouse distribution in the United States to a third-party facility. For the three and nine months ended July 1, 2023, the Company recorded $1.7 million and $3.5 million, respectively, primarily for severance benefits under these actions. The charges were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits, and ASC 420 depending on the employee and nature of the severance benefit. The Company estimates that total severance charges related to these actions will be approximately $5.0 million, and the actions are expected to be completed by September 2023.

(7) Borrowings and Credit Arrangements

The Company’s borrowings consisted of the following:

	July 1, 2023	September 24, 2022
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$31.8	$15.0
Total current debt obligations	$31.8	$15.0
Long-term debt obligations, net of debt discount and issuance costs:
Term Loan	1,454.5	1,475.7
2028 Senior Notes	396.6	396.1
2029 Senior Notes	938.2	936.6
Total long-term debt obligations	$2,789.3	$2,808.4
Total debt obligations	$2,821.1	$2,823.4

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

The 2021 Credit Agreement provided a $1.5 billion secured term loan facility (the “2021 Term Loan”) and a $2.0 billion revolving credit facility (the “2021 Revolver”). As of July 1, 2023, the principal amount outstanding under the 2021 Term Loan was $1.5 billion, and the interest rate was 6.20% per annum. No amounts were outstanding under the 2021 Revolver, and the full amount was available to be borrowed by the Company.

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

Interest expense, weighted average interest rates, and the interest rate at the end of period under the 2021 Credit Agreement were as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Interest expense	$24.3	$7.8	$67.2	$18.8
Weighted average interest rate	6.17%	1.67%	5.65%	1.30%
Interest rate at end of period	6.20%	2.63%	6.20%	2.63%

The Company’s currently effective interest rate swap agreement, which fixes the floating rate on $1.0 billion of aggregate principal under the 2021 Term Loan at 1.23%, resulted in the Company receiving $9.8 million and $25.0 million in the three and nine months ended July 1, 2023, respectively, which was recorded as a reduction to interest expense.

The 2021 Credit Agreement contains two financial covenants; a total leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter. These terms, and calculations thereof, are defined in further detail in the 2021 Credit Agreement. As of July 1, 2023, the Company was in compliance with these covenants.

2028 Senior Notes

As of July 1, 2023, the Company had 4.625% Senior Notes due 2028 (the “2028 Senior Notes”) outstanding in the aggregate principal balance of $400 million. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries and mature on February 1, 2028.

2029 Senior Notes

As of July 1, 2023, the Company had 3.250% Senior Notes due 2029 (the “2029 Senior Notes”) outstanding in the aggregate principal balance of $950 million. The 2029 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries and mature on February 15, 2029.

Interest expense for the 2029 Senior Notes and 2028 Senior Notes was as follows:

		Three Months Ended		Nine Months Ended
	Interest Rate	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
2028 Senior Notes	4.625%	4.8	4.8	14.8	14.4
2029 Senior Notes	3.250%	8.2	8.2	25.3	24.6
Total		$13.0	$13.0	$40.1	$39.0

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

The following is a rollforward of the allowance for credit losses as of July 1, 2023 compared to June 25, 2022:

	Balance at Beginning of Period	Credit Loss	Write-offs, Payments and Foreign Exchange	Balance at End of Period
Nine Months Ended
July 1, 2023	$37.7	$2.2	$(0.8)	$39.1
June 25, 2022	$40.5	$4.4	$(3.9)	$41.0

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

In fiscal 2019, the Company entered into an interest rate swap contract with an effective date of December 23, 2020 and a termination date of December 17, 2023 to hedge a portion of its variable rate debt. On August 25, 2022, the interest rate swap agreement was restructured (consistent with the 2021 Credit Agreement) to convert the benchmark interest rate from LIBOR to the SOFR rate effective September 23, 2022 with a termination date of December 17, 2023. The Company applied the practical and optional expedients in ASC 848, Reference Rate Reform, to evaluate the impact of modifying the contract, which resulted in no change to the accounting for this derivative contract. The notional amount of this swap is $1.0 billion. The restructured interest rate swap fixes the SOFR component of the variable interest rate on $1.0 billion of the notional amount under the 2021 Credit Agreement at 1.23%. The critical terms of the restructured interest rate swap are designed to mirror the terms of the Company’s SOFR-based borrowings under the 2021 Credit Agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the SOFR-based interest payments on $1.0 billion of principal. Therefore, changes in the fair value of the swap are recorded in AOCI. The fair value of this derivative was in an asset position of $19.4 million as of July 1, 2023.

On March 23, 2023, the Company entered into two consecutive interest rate swap contracts with the first contract having an effective date of December 17, 2023 and terminating on December 27, 2024, and the second contract having an effective date of December 27, 2024 and terminating on September 25, 2026. The notional amount of these swaps is $500 million, and the first interest rate swap fixes the SOFR component of the variable interest rate at 3.46%, and the second interest rate swap fixes the SOFR component of the variable interest rate at 2.98%. The critical terms of the interest rate swaps are designed to mirror the terms of the Company’s SOFR-based borrowings under the 2021 Credit Agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the SOFR-based interest payments on $500 million of principal. Therefore, changes in the fair value of the swap are recorded in AOCI. The fair value of these swaps was an asset position of $12.3 million as of July 1, 2023.

Forward Foreign Currency Exchange Contracts and Foreign Currency Option Contracts

The Company enters into forward foreign currency exchange contracts and foreign currency option contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s cash and operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar, the Chinese Yuan and the Japanese Yen. These foreign currency contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. The Company did not elect hedge accounting for these contracts and as of July 1, 2023 the notional amount was $103.9 million. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net.

Realized and unrealized gains and losses from these contracts, which were the only derivative contracts not designated for hedge accounting, for the three and nine months ended July 1, 2023 and June 25, 2022, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Amount of realized gain (loss) recognized in income
Forward foreign currency contracts	$1.4	$19.6	$(1.3)	$42.4
Foreign currency option contracts	(1.2)	—	(2.7)	—
	$0.2	$19.6	$(4.0)	$42.4
Amount of unrealized gain (loss) recognized in income
Forward foreign currency contracts	$—	$2.5	$(13.8)	$9.2
Foreign currency option contracts	1.0	—	(6.8)	—
	$1.0	$2.5	$(20.6)	$9.2
Amount of gain (loss) recognized in income
Total	$1.2	$22.1	$(24.6)	$51.6

Financial Instrument Presentation

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of July 1, 2023:

	Balance Sheet Location	July 1, 2023	September 24, 2022
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contracts	Prepaid expenses and other current assets	$24.0	$31.9
Interest rate swap contracts	Other assets	7.7	7.0
		$31.7	$38.9

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$2.7	$15.8
Foreign currency option contracts	Prepaid expenses and other current assets	—	10.6
		$2.7	$26.4

Liabilities:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$0.6	$—

The following table presents the unrealized gain (loss) recognized in AOCI related to interest rate swaps for the following reporting periods:

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Amount of (loss) gain recognized in other comprehensive income, net of taxes:
Interest rate swaps	$3.7	$8.4	$(5.6)	$35.7
Total	$3.7	$8.4	$(5.6)	$35.7

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

On November 4, 2022, a product liability complaint was filed against the Company in Massachusetts state court by a group of plaintiffs who claim they sustained injuries caused by the BioZorb 3D Bioabsorbable Marker, and additional complaints were subsequently filed alleging similar claims. The BioZorb device is an implantable three-dimensional marker that helps clinicians overcome certain challenges presented by breast conserving cancer surgery (lumpectomy). The complaints allege that the plaintiffs suffered side effects that were not disclosed in the BioZorb instructions for use and make various additional claims related to the design, manufacture and marketing of the device. Complaints have been filed on behalf of 44 plaintiffs, one pending in Massachusetts state court and the remainder in United States District Court for the District of Massachusetts. Discovery is ongoing and trial dates have not been set by either court. While the Company believes it has valid defenses and plans to vigorously defend its position, litigation can be costly and unpredictable, and at this early stage we cannot reasonably assess the outcome of this matter.

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

(11) Net Income (Loss) Per Share

A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Basic weighted average common shares outstanding	246,908	250,756	247,319	251,943
Weighted average common stock equivalents from assumed exercise of stock options and issuance of restricted stock units	—	2,337	2,074	2,330
Diluted weighted average common shares outstanding	246,908	253,093	249,393	254,273
Weighted-average anti-dilutive shares related to:
Outstanding stock options and restricted stock units	2,936	1,066	1,786	1,021

In those reporting periods in which the Company has reported net income, anti-dilutive shares generally are comprised of those stock options that either have an exercise price above the average stock price for the period or the stock options’ combined exercise price and average unrecognized stock compensation expense is greater than the average stock price during the period. In those reporting periods in which the Company has a net loss, diluted loss per share is equal to basic loss per share because the effect of potentially dilutive securities would be anti-dilutive.

(12) Stock-Based Compensation

The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Cost of revenues	$2.1	$2.2	$7.7	$7.1
Research and development	2.1	1.8	8.6	7.3
Selling and marketing	2.9	2.6	9.2	8.0
General and administrative	9.8	8.7	35.1	29.4
	$16.9	$15.3	$60.6	$51.8

The Company granted options to purchase 0.5 million and 0.7 million shares of the Company’s common stock during the nine months ended July 1, 2023 and June 25, 2022, respectively, with weighted-average exercise prices of $74.67 and $71.12, respectively. There were 4.2 million options outstanding at July 1, 2023 with a weighted-average exercise price of $51.63.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Risk-free interest rate	4.3%	1.1%	4.3%	1.1%
Expected volatility	33.9%	34.2%	33.9%	34.2%
Expected life (in years)	4.8	4.8	4.8	4.8
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$30.51	$21.48	$25.95	$21.03

The Company granted 0.6 million and 0.6 million restricted stock units (“RSUs”) during the nine months ended July 1, 2023 and June 25, 2022, respectively, with weighted-average grant date fair values of $74.58 and $71.18 per unit, respectively. In addition, the Company granted 0.1 million and 0.1 million performance stock units (“PSUs”) during the nine months ended July 1, 2023 and June 25, 2022, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $74.35 and $71.16 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of a three-year performance period, provided that the Company’s defined Return on Invested Capital metrics are achieved. The Company also granted 0.1 million and 0.1 million of FCF PSUs based on a three-year cumulative free cash flow measure (“FCF PSUs”) to members of its senior management team, which had a grant date fair value of $74.35 and $71.16 per unit during the nine months ended July 1, 2023 and June 25, 2022, respectively. Each recipient of FCF PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of the three-year measurement period. The PSUs and FCF PSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the probable number of shares that will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million and 0.1 million market-based awards (“MSUs”) to members of its senior management team during the nine months ended July 1, 2023 and June 25, 2022, respectively. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of a three-year performance period based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $97.91 and $75.43 per share using the Monte Carlo simulation model in fiscal 2023 and 2022, respectively. The MSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense for the MSUs ratably over the service period. At July 1, 2023, there was 1.6 million in aggregate unvested RSUs, PSUs, FCF PSUs and MSUs outstanding.

At July 1, 2023, there was $14.5 million and $60.9 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, PSUs, FCF PSUs and MSUs), respectively, to be recognized over a weighted-average period of 2.1 and 1.8 years, respectively.

(13) Other Balance Sheet Information

	July 1, 2023	September 24, 2022
Inventories
Raw materials	$260.4	$252.9
Work-in-process	66.6	60.1
Finished goods	353.1	310.7
	$680.1	$623.7

Property, plant and equipment
Equipment	$413.4	$394.8
Equipment under customer usage agreements	507.6	486.5
Building and improvements	210.3	196.0
Leasehold improvements	46.6	44.8
Land	41.2	40.9
Furniture and fixtures	19.2	16.7
Finance lease right of use asset	8.5	7.5
	$1,246.8	$1,187.2
Less – accumulated depreciation and amortization	(753.5)	(705.6)
	$493.3	$481.6

In September 2020 and October 2020, the Company was awarded grants of $7.6 million and $119.3 million, respectively, from the Department of Defense Joint Acquisition Task Force (“DOD”) to expand production capacity for the Company’s two SARS-CoV-2 assays. These grants were specifically to fund capital equipment and labor investments to increase manufacturing capacity to enable the Company to provide a certain amount of COVID-19 tests per month for the U.S. market. The Company has accounted for the funds received under these grants as a reimbursement of the purchased capital equipment. The Company procured and paid for the capital equipment and necessary resources to build out its facility and construct the manufacturing lines to meet the requirements specified in the grant agreement. Subsequent to the Company paying for the capital equipment, the DOD reimbursed the Company upon it meeting certain requirements. However, the DOD retained title to the assets purchased under the agreement, and title was transferred to the Company upon meeting certain milestones of the manufacturing efforts and obtaining approval from the DOD that the respective milestone had been met. As of the end of fiscal 2022, the Company had completed all milestones under the agreement and was waiting for approval by the DOD. During the second quarter of fiscal 2023, the Company received the final DOD approvals and the final payment from the DOD of $20.5 million, which was recorded as a reduction of the cost basis of the purchased equipment. As of July 1, 2023, no amounts were awaiting approval and all defined milestones were completed.

During the third quarter of fiscal 2023, the Company identified indicators of impairment related to its long-lived assets of its Mobidiag business and based on the fair value of the asset group recorded impairment charges of $12.1 million to property, plant and equipment. In addition, the Company identified indicators of impairment related to its long-lived assets of its ultrasound imaging business and recorded impairment charges of $5.8 million related to property, plant and equipment. See Note 16 for additional information.

(14) Business Segments and Geographic Information

The Company has four reportable segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. The Company measures and evaluates its reportable segments based on segment revenues and operating income adjusted to exclude the effect of non-cash charges (such as intangible asset amortization expense, and goodwill and intangible asset impairment charges), transaction and integration expenses for acquisitions, restructuring, consolidation and divestiture charges, litigation charges, and other one-time or unusual items.

Identifiable assets for the reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three and nine months ended July 1, 2023 and June 25, 2022. Segment information is as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Total revenues:
Diagnostics	$439.7	$560.1	$1,463.6	$2,497.6
Breast Health	360.3	282.8	1,079.9	952.7
GYN Surgical	157.3	138.1	456.2	389.6
Skeletal Health	27.1	21.7	85.4	69.7
	$984.4	$1,002.7	$3,085.1	$3,909.6
Income (Loss) from operations:
Diagnostics	$(113.5)	$175.0	$142.8	$1,247.4
Breast Health	63.3	32.0	233.7	163.1
GYN Surgical	48.5	60.1	149.6	92.4
Skeletal Health	3.1	(3.2)	9.8	(3.6)
	$1.4	$263.9	$535.9	$1,499.3
Depreciation and amortization:
Diagnostics	$56.8	$67.8	$172.9	$205.4
Breast Health	12.2	16.9	38.7	45.5
GYN Surgical	11.9	24.7	35.8	72.1
Skeletal Health	0.3	0.2	0.5	0.5
	$81.2	$109.6	$247.9	$323.5
Capital expenditures:
Diagnostics	$22.6	$19.8	$58.7	$77.3
Breast Health	8.0	2.2	22.0	9.2
GYN Surgical	4.5	2.8	11.2	6.9
Skeletal Health	—	0.1	0.2	0.3
Corporate	1.4	0.8	5.6	1.9
	$36.5	$25.7	$97.7	$95.6

	July 1, 2023	September 24, 2022
Identifiable assets:
Diagnostics	$2,696.9	$2,881.7
Breast Health	1,216.8	1,245.8
GYN Surgical	1,465.8	1,461.5
Skeletal Health	26.3	27.5
Corporate	3,932.1	3,454.7
	$9,337.9	$9,071.2

The Company had no customers that represented greater than 10% of consolidated revenues during the three and nine months ended July 1, 2023 and June 25, 2022.

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

Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
United States	76.2%	73.3%	75.9%	70.1%
Europe	13.1%	16.4%	13.9%	19.2%
Asia-Pacific	6.4%	7.1%	6.2%	7.7%
Rest of World	4.3%	3.2%	4.0%	3.0%
	100.0%	100.0%	100.0%	100.0%

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

The Company’s effective tax rates for the three and nine months ended July 1, 2023 were 434.7% and 31.1%, respectively, compared to 8.1% and 18.1%, respectively, for the corresponding periods in the prior year.

The effective tax rates for the three and nine months ended July 1, 2023 were higher than the U.S. statutory tax rate primarily due to the tax effect of impairment charges recorded for assets acquired in the Mobidiag acquisition and the impairment of the Company’s ultrasound imaging assets, income tax reserves, the global intangible low-taxed income inclusion, and state income taxes, partially offset by the impact of the U.S. deduction for foreign derived intangible income, and the geographic mix of income earned by the Company’s international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate.

The effective tax rates for the three and nine months ended June 25, 2022 were lower than the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income, reserve releases resulting from statute of limitations expirations, and the geographic mix of income earned by the Company’s international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, partially offset by state income taxes.

Non-Income Tax Matters

The Company is subject to tax examinations for value-added, sales-based, payroll, and other non-income tax items. A number of these examinations are ongoing in various jurisdictions. The Company takes certain non-income tax positions in the jurisdictions in which it operates. In the normal course of business, the Company’s positions and conclusions related to its non-income tax positions could be challenged, resulting in assessments by governmental authorities. Pursuant to ASC 450, the Company has recorded loss contingencies with respect to some of these positions. Such amounts were not material for the three and nine months ended July 1, 2023 and June 25, 2022. While the Company believes its estimated losses recorded are reasonable, certain audits are still ongoing and additional charges could be recorded in the future.

(16) Intangible Assets

Intangible assets consisted of the following:

Description	As of July 1, 2023		As of September 24, 2022
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,438.1	$3,626.2	$4,565.6	$3,458.2
In-process research and development	26.5	—	33.0	—
Customer relationships	595.9	549.3	601.9	535.6
Trade names	255.1	211.9	265.2	203.3
Total acquired intangible assets	$5,315.6	$4,387.4	$5,465.7	$4,197.1

Internal-use software	29.2	22.2	26.0	19.9
Capitalized software embedded in products	27.1	22.2	26.5	20.6
Total intangible assets	$5,371.9	$4,431.8	$5,518.2	$4,237.6

The estimated remaining amortization expense of the Company’s acquired intangible assets as of July 1, 2023 for each of the five succeeding fiscal years was as follows:

Remainder of Fiscal 2023	$52.0
Fiscal 2024	$201.9
Fiscal 2025	$188.4
Fiscal 2026	$157.8
Fiscal 2027	$70.8

Impairment

During the third quarter of fiscal 2023, in connection with its company-wide annual budgeting and strategic planning process as well as evaluating the current operating performance of its Mobidiag business, including product design and manufacturing requirements, the Company reassessed its short-term and long-term commercial plans for this business. The Company made certain operational and strategic decisions to invest and focus more on the long-term success of this business, which resulted in the Company significantly reducing its forecasted revenues and operating results.

As a result, the Company determined indicators of impairment existed and performed an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant, and Equipment - Overall, to determine if the cash flows expected to be generated by the Mobidiag business over the estimated remaining useful life of its primary asset were sufficient to recover the carrying value of the asset group. Based on this analysis the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets. As a result, the Company was required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value of the asset group, the Company utilized the income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on the Company's most recent strategic plan and for periods beyond the strategic plan, the Company's estimates are based on assumed growth rates expected as of the measurement date. The Company believes its assumptions are consistent with the plans and estimates that a market participant would use to manage the business. The discount rate used is intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the asset group. The Company used a discount rate of 17.0%. As a result of this analysis, the fair value of the Mobidiag asset group was below its carrying value. Prior to calculating and allocating the impairment charge, the Company assessed the only in-process research and development intangible asset in this asset group for impairment. The Company determined the fair value of this indefinite-lived asset utilizing the DCF model and recorded a $10.5 million impairment charge, reducing the fair value of this asset to

$26.5 million. The reduction in fair value of this asset was primarily due to a reduction in forecasted revenues and a delay in the timing of completing the project to focus on other projects.

To record the asset group to fair value, the Company recorded an impairment charge of $186.9 million during the third quarter of fiscal 2023. The impairment charge was allocated to the long-lived assets on a pro-rata basis as follows: $153.7 million to developed technology, $10.4 million to customer relationships, $10.7 million to trade names, and $12.1 million to equipment. The Company believes its assumptions used to determine the fair value of the asset group are reasonable. Actual operating results and the related cash flows of the asset group could differ from the estimated operating results and related cash flows. In the event the asset group does not meet its forecasted projections, additional impairment charges could be recorded in the future. The Company also re-evaluated the remaining useful lives of the intangible assets and concluded no changes were necessary.

During the third quarter of fiscal 2023, the Company also identified indicators of impairment associated with its ultrasound imaging assets. As a result, the Company recorded an impairment charge of $26.4 million, of which $20.6 million was allocated to intangible assets, primarily developed technology, and $5.8 million was allocated to equipment.

During the third quarter of fiscal 2022, the Company recorded a $9.2 million impairment charge to write-off two developed technology assets acquired in the Faxitron acquisition.

(17) Product Warranties

Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Nine Months Ended:
July 1, 2023	$8.0	$4.9	$(5.4)	$7.5
June 25, 2022	$8.8	$5.1	$(5.3)	$8.6

(18) Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated balances of other comprehensive loss for the periods presented:

	Three Months Ended July 1, 2023				Nine Months Ended July 1, 2023
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total
Beginning Balance	$(138.1)	$(0.3)	$20.0	$(118.4)	$(267.2)	$(0.3)	$29.3	$(238.2)
Other comprehensive income (loss) before reclassifications	1.1	—	3.7	4.8	130.2	—	(5.6)	124.6
Ending Balance	$(137.0)	$(0.3)	$23.7	$(113.6)	$(137.0)	$(0.3)	$23.7	$(113.6)

	Three Months Ended June 25, 2022				Nine Months Ended June 25, 2022
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total
Beginning Balance	$(115.4)	$(1.3)	$12.6	$(104.1)	$(43.1)	$(1.3)	$(14.7)	$(59.1)
Other comprehensive income (loss) before reclassifications	(52.0)	—	8.4	$(43.6)	(124.3)	—	35.7	(88.6)
Ending Balance	$(167.4)	$(1.3)	$21.0	$(147.7)	$(167.4)	$(1.3)	$21.0	$(147.7)

(19) Share Repurchase

On September 22, 2022, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of the Company’s outstanding common stock, effective as of the close of trading September 23, 2022. This repurchase program replaced the previous $1.0 billion authorization. During the three and nine months ended July 1, 2023, the Company repurchased 1.4 million and 3.6 million shares of its common stock for total consideration of $114.1 million and $264.1 million, respectively, including the 1% excise tax on share repurchases, which was immaterial. As of July 1, 2023, $736.5 million remained available under this authorization.

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

Supply Chain Considerations

The current worldwide supply chain shortages and constraints continue to impact, although to a lesser extent compared to fiscal 2022, our ability to obtain certain critical raw materials and components used primarily in our Breast Health capital equipment products. We are also dependent on a small number of semiconductor manufacturers and their allocation of chips to us. Based on our recent experience and current understanding of their allocation of chips to us, we have been able to and expect that we will continue to be able to increase production to normalized levels. If such allocation does not meet our expectations or we are not able to obtain alternative sources of chips, we believe we will not be able to manufacture sufficient quantities of our capital equipment products, primarily 3D Dimension systems, Trident specimen radiography systems and Affirm Prone biopsy systems to meet customer demand and our results of operations would be adversely affected. In addition, the prices of certain raw materials and components, as well as freight, have been rising due to certain supply chain shortages and inflation and could increase our costs further.

Trademark Notice

Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 3Dimensions, 3D Mammography, Acessa, Acessa ProVu, Affirm, Amplidiag, Aptima, ATEC, Biotheranostics, BioZorb, Brevera, CoolSeal, Diagenode, Eviva, Faxitron, Fluent, Fluoroscan, Focal, Genius 3D, Genius 3D Mammography, Horizon , InSight, JustRight, Mobidiag, MyoSure, Novodiag, NovaSure, Panther, Panther Fusion, Rapid fFN, Selenia, Selenia Dimensions, Somatex, SuperSonic Imagine, ThinPrep, Tigris, Trident, and Tumark.

All other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Hologic’s use or display of other parties’ trademarks, trade dress or products in this Quarterly Report does not imply that Hologic has a relationship with, or endorsement or sponsorship of, the trademark or trade dress owners.

ACQUISITIONS

Normedi

On April 3, 2023, we completed the acquisition of Normedi Nordic AS (“Normedi”) for a purchase price of $7.7 million. Normedi was a long-standing distributor of the Company’s Surgical products in the Nordics region of Europe. The purchase price includes $1.1 million for contingent consideration based on incremental revenue growth over a 2-year measurement period.

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

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in millions.

Product Revenues

	Three Months Ended						Nine Months Ended
	July 1, 2023		June 25, 2022		Change		July 1, 2023		June 25, 2022		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$409.7	41.6%	$534.3	53.3%	$(124.6)	(23.3)%	$1,378.5	44.7%	$2,428.5	62.1%	$(1,050.0)	(43.2)%
Breast Health	214.5	21.8%	149.9	15.0%	64.6	43.1%	631.9	20.5%	543.3	13.9%	88.6	16.3%
GYN Surgical	156.3	15.9%	137.7	13.7%	18.6	13.6%	452.9	14.7%	388.7	9.9%	64.2	16.5%
Skeletal Health	18.6	1.9%	15.2	1.5%	3.4	22.4%	59.6	1.9%	48.2	1.2%	11.4	23.7%
	$799.1	81.2%	$837.1	83.5%	$(38.0)	(4.5)%	$2,522.9	81.8%	$3,408.7	87.1%	$(885.8)	(26.0)%

We had a decrease in product revenues in both the current three and nine month periods of 4.5% and 26.0%, respectively, compared to the corresponding periods in the prior year. This was primarily due to the decrease in revenues in the Diagnostics business as COVID-19 assay sales declined significantly. These decreases were partially offset by an increase in Breast and Skeletal Health revenue as supply chain constraints continue to ease, an increase in GYN Surgical revenues, as well as an extra week of activity in the current nine month period compared to the corresponding period in the prior year due to our fiscal calendar.

Diagnostics product revenues decreased $124.6 million and $1,050.0 million, or 23.3% and 43.2%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a decrease in Molecular Diagnostics of $138.5 million and $1,059.2 million, respectively, partially offset by an increase in Cytology & Perinatal of $11.1 million and $4.2 million, respectively, and an increase in Blood Screening of $2.7 million and $5.0 million respectively. Molecular Diagnostics product revenue was $273.9 million and $990.9 million, respectively, in the current three and nine month periods compared to $412.4 million and $2,050.1 million, respectively, in the corresponding periods in the prior year. The decrease was primarily attributable to a decrease of $144.2 million and $1,053.1 million, respectively, in sales from our two SARS-CoV-2 assays (primarily the Aptima SARS-CoV-2 assay and to a lesser extent the Panther Fusion SARS-CoV-2 assay) due to lower volumes, which we primarily attribute to lower demand from an improvement in the COVID-19 pandemic compared to the prior year, the increasing use of rapid tests and a decrease in average selling prices in international markets. We expect sales of our SARS-CoV-2 assays to continue to be significantly lower in fiscal 2023 compared to fiscal 2022. We also had a decrease in sales of collection devices as a result of lower assay sales, lower Panther instruments sales as demand for those instruments has decreased, which we primarily attribute to our significantly expanded install base and the decline in the COVID-19 pandemic in the current year, and lower Mobidiag product sales. In addition, in the current three month period we had a decrease in sales of our Quant Viral assays, primarily HIV assays sold in Africa principally due to shipment delays. These decreases were partially offset by an increase in sales of $25.0 million and $69.8 million in the current three and nine month periods, respectively, from our Aptima assays (exclusive of our Aptima SARS-CoV-2 assays) primarily driven by an increase in our CV Candida, Bacterial Vaginosis, and CTGC assay volumes, which we attribute to an increase in wellness visits and expanded adoption by our laboratory customers. In addition, in the current nine month period, we had an increase in sales of our Quant Viral assays, primarily HIV sold in Africa, and an increase in volume of our Fusion respiratory assays. Within Cytology & Perinatal, in the current three and nine month periods we had an increase in sales of our ThinPrep Pap Test products driven by increased demand which we primarily attribute to the increase in wellness visits following the recovery from the COVID-19 pandemic, partially offset by lower Perinatal volumes, primarily in Europe. We also experienced a decrease in revenue from international sales denominated in foreign currencies from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies in the current nine month period.

Breast Health product revenues increased $64.6 million and $88.6 million, or 43.1% and 16.3%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to an increase in volumes of our digital mammography systems, primarily 3D Dimensions systems and related workstation and workflow products including software, an increase in Trident systems unit sales and higher Faxitron breast conserving surgery products. The increase in volume was primarily driven by the improvement in supply chain constraints related to electronic components, primarily semiconductor chips, which impacted our ability to manufacture sufficient quantities to meet customer demand in the prior year. In the current nine month period, we experienced a reduction in the volume of our ultrasound imaging products. In addition, we had an increase in sales of our interventional breast solutions products in the current three and nine month periods compared to the corresponding periods in the prior year primarily driven by Brevera systems and related needles, partially offset by lower volumes of Eviva handpieces and BioZorb markers in the current nine month period. We also experienced a decrease in revenue from international sales denominated in foreign currencies from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies in the current nine month period.

GYN Surgical product revenues increased $18.6 million and $64.2 million, or 13.6% and 16.5%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to increases in the sales volume of our MyoSure devices, Fluent Fluid Management disposables and NovaSure devices as procedure rates continue to recover from the impact of the COVID-19 pandemic and to a lesser extent an increase in sales volume of our CoolSeal vessel sealers from the Bolder acquisition. We also experienced a decrease in revenue from international sales denominated in foreign currencies from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies in the current nine month period.

Skeletal Health product revenues increased $3.4 million and $11.4 million, or 22.4% and 23.7%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to an increase in sales volume of our Horizon DXA systems and to a lesser extent sales of our InSight FD Fluoroscan systems and system upgrades. The sales volume increases were largely associated with the easing of supply chain constraints. We also experienced a decrease in revenue from international sales denominated in foreign currencies from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies in the current nine month period.

Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
United States	74.2%	71.3%	74.1%	68.2%
Europe	14.2%	17.8%	15.0%	20.6%
Asia-Pacific	6.7%	7.5%	6.5%	8.0%
Rest of World	4.9%	3.4%	4.4%	3.2%
	100.0%	100.0%	100.0%	100.0%

In the current three and nine month periods compared to the corresponding periods in the prior year, the percentage of product revenue derived from the U.S. increased while Europe and Asia-Pacific decreased, which we primarily attribute to a larger increase in the U.S. for Breast Health capital equipment sales and related workflow and workstation products including software, Aptima assay sales (exclusive of our Aptima SARS-CoV-2 assays), as well as a lesser decline in SARS-CoV-2 assay volume compared to Europe and Asia-Pacific. Product revenue decreased in China in the current nine month period, which we primarily attribute to surges of COVID-19 and related shutdowns in the first six months of the current year, which primarily impacted the sale of our Diagnostics products (excluding SARS-CoV-2 assays) and digital mammography systems. The percentage of product revenue increased in Rest of World in the current three and nine month periods primarily due to an increase in Breast Health capital equipment sales and to a lesser extent Surgical sales for Canada, the Middle East, and Latin America, partially offset by a decrease in SARS-CoV-2 assay volume in Canada.

Service and Other Revenues

	Three Months Ended						Nine Months Ended
	July 1, 2023		June 25, 2022		Change		July 1, 2023		June 25, 2022		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$185.3	18.8%	$165.6	16.5%	$19.7	11.9%	$562.2	18.2%	$500.9	12.8%	$61.3	12.2%

Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing service, installation, and repair of our products. The majority of these revenues are generated within our Breast Health segment. The increase in service and other revenue in the current three and nine month periods compared to the corresponding periods in the prior year was primarily due to the continued conversion of a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period, and to a lesser extent an increase in spare parts and installation and training revenue related to an increase in sales of our mammography systems. In the current nine month period, revenues were also higher from the extra week of service contract activity, resulting in $7.9 million of incremental revenue. In our Diagnostics business, service revenue increased as a result of higher lab testing volumes from our Biotheranostics CLIA laboratory, which we primarily attribute to market acceptance from increased marketing efforts and improved customer experience.

Cost of Product Revenues

	Three Months Ended						Nine Months Ended
	July 1, 2023		June 25, 2022		Change		July 1, 2023		June 25, 2022		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$291.0	36.4%	$266.3	31.8%	$24.7	9.3%	$879.3	34.9%	$907.0	26.6%	$(27.7)	(3.1)%
Amortization of Acquired Intangible Assets	51.6	6.5%	75.9	9.1%	(24.3)	(32.0)%	159.3	6.3%	223.1	6.5%	(63.8)	(28.6)%
Impairment of Intangible Assets and Equipment	179.5	22.5%	9.2	1.1%	170.3	1,851.1%	179.5	7.1%	9.2	0.3%	170.3	1,851.1%
	$522.1	65.3%	$351.4	42.0%	$170.7	48.6%	$1,218.1	48.3%	$1,139.3	33.4%	$78.8	6.9%

Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 36.4% and 34.9%, respectively, in the current three and nine month periods compared to 31.8% and 26.6%, respectively, in the corresponding periods in the prior year. Cost of product revenues as a percentage of revenue increased in the current three and nine month periods primarily due to a decrease in sales of our SARS-CoV-2 assays, which have higher gross margins compared to our other diagnostic products, and comprised 3.6% and 9.0%, respectively, of total product revenue in the current three and nine month periods compared to 20.7% and 37.5%, respectively, in the corresponding periods in the prior year. Higher product costs from supply chain constraints and inflation also contributed to the increase in the cost of product revenue. This increase was partially offset by higher sales of our digital mammography systems and related software products and a decrease in inventory reserves.

Diagnostics’ product costs as a percentage of revenue increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to lower sales of our SARS-CoV-2 assays, unfavorable manufacturing variances at certain of our manufacturing facilities, higher field service costs from our expanded instrument installed base, partially offset by an increase in core Aptima assay and ThinPrep Pap Test volumes, a decrease in inventory reserves and lower freight internationally. Also partially offsetting the increase in product costs as a percentage of revenue in the current nine month period was an increase in Fusion respiratory and Quant Viral assay volumes.

Breast Health’s product costs as a percentage of revenue decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to higher sales volumes of our higher margin products, primarily 3D Dimensions and improved manufacturing utilization partially offset by a slight decline in average selling prices of our biopsy disposables due to competitive pressures and higher prices of raw materials and components from supply chain constraints and inflation. Also partially offsetting the decrease in product costs as a percentage of revenue in the current nine month period is an increase in inventory reserves and freight.

GYN Surgical’s product costs as a percentage of revenue increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to product mix of higher volumes of lower margin products, mostly attributable to sales of our Fluent Fluid Management systems, CoolSeal vessel sealers and scopes, partially offset by an increase in volume of higher margin products, primarily MyoSure and NovaSure, as procedure rates continue to recover from the impact of the COVID-19 pandemic, and higher average selling prices of our NovaSure V5 device.

Skeletal Health’s product costs as a percentage of revenue decreased in the current three month period compared to the corresponding period in the prior year primarily due to an increase in volume of Horizon DXA systems and upgrades as well as an increase in average selling prices of Horizon DXA and Insight FD Fluoroscan systems. Product costs as a percentage of revenue increased in the current nine month period compared to the corresponding period in the prior year due to higher component costs from supply chain constraints and inflation partially offset by an increase in volume of Horizon DXA systems and upgrades as well as an increase in average selling prices of Horizon DXA and Insight FD Fluoroscan systems.

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

Impairment of Intangible Assets and Equipment. During the third quarter of fiscal 2023, in connection with our company-wide annual budgeting and strategic planning process as well as evaluating the current operating performance of our Mobidiag business (included in the Diagnostics reportable segment), including product design and manufacturing requirements, we reassessed the short-term and long-term commercial plans for this business. We made certain operational and strategic decisions to invest and focus more on the long-term success of this business, which resulted in the significant reduction of forecasted revenues and operating results. As a result, we determined indicators of impairment existed and performed an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant, and Equipment - Overall, to determine if the cash flows expected to be generated by the Mobidiag business over the estimated remaining useful life of its primary asset were sufficient to recover the carrying value of the asset group. Based on this analysis the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets. As a result, we were required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value of the asset group, we utilized the income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows were based on our most recent strategic plan and for periods beyond the strategic plan, our estimates were based on assumed growth rates expected as of the measurement date. We believe the assumptions are consistent with the plans and estimates that a market participant would use to manage the business. The discount rate used is intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the asset group. We used a discount rate of 17.0%. As a result of this analysis, the fair value of the Mobidiag asset group was below its carrying value. To record the asset group to fair value, the Company recorded an impairment charge of $186.9 million during the third quarter of fiscal 2023. The impairment charge was allocated to the long-lived assets on a pro-rata basis and $153.7 million of developed technology assets and $9.1 million of equipment was written off to cost of product revenues. We believe our assumptions used to determine the fair value of the asset group were reasonable. Actual operating results and the related cash flows of the asset group could differ from the estimated operating results and related cash flows. In the event the asset group does not meet its forecasted projections, additional impairment charges could be recorded in the future.

In addition to the impairment charges discussed above, we also identified indicators of impairment related to our ultrasound imaging business (included in the Breast Health reportable segment) and recorded an impairment charge of $26.4 million. The impairment charge was allocated to the long-lived assets and $16.7 million of developed technology assets were written off to cost of product revenues.

During the third quarter of fiscal 2022, we determined that two developed technology assets acquired in the Faxitron acquisition were impaired as a result of the decision to cease selling certain products. As a result, we recorded an impairment charge of $9.2 million.

Cost of Service and Other Revenues

	Three Months Ended						Nine Months Ended
	July 1, 2023		June 25, 2022		Change		July 1, 2023		June 25, 2022		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$94.8	51.2%	$101.5	61.3%	$(6.7)	(6.5)%	$295.8	52.6%	$287.6	57.4%	$8.2	2.9%

Service and other revenues gross margin increased to 48.8% and 47.4%, respectively, in the current three and nine month periods compared to 38.7% and 42.6%, respectively, in the corresponding periods in the prior year. The increase in the current three and nine month periods was primarily due to an increase in lab testing revenue from Biotheranostics, which has higher margins than our legacy service business, and an increase in the average selling prices and attachment rates of our Breast Health service contracts and time and material billings.

Operating Expenses

	Three Months Ended						Nine Months Ended
	July 1, 2023		June 25, 2022		Change		July 1, 2023		June 25, 2022		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$72.6	7.4%	$65.1	6.5%	$7.5	11.5%	$221.4	7.2%	$207.4	5.3%	$14.0	6.8%
Selling and marketing	149.8	15.2%	152.3	15.2%	(2.5)	(1.6)%	455.7	14.8%	471.0	12.0%	(15.3)	(3.2)%
General and administrative	90.2	9.2%	91.9	9.2%	(1.7)	(1.8)%	299.5	9.7%	310.5	7.9%	(11.0)	(3.5)%
Amortization of intangible assets	7.1	0.7%	11.2	1.1%	(4.1)	(36.6)%	21.9	0.7%	33.2	0.9%	(11.3)	(34.0)%
Impairment of intangible assets and equipment	44.3	4.5%	—	—%	44.3	100.0%	44.3	1.4%	—	—%	44.3	100.0%
Contingent consideration - fair value adjustment	—	—%	(35.4)	(3.5)%	35.4	(100.0)%	(12.4)	(0.4)%	(39.5)	(1.0)%	27.1	(68.6)%
Restructuring and Divestiture charges	2.1	0.2%	0.8	0.1%	1.3	162.5%	4.9	0.2%	0.8	—%	4.1	**
	$366.1	37.2%	$285.9	28.5%	$80.2	28.1%	$1,035.3	33.6%	$983.4	25.2%	$51.9	5.3%
** Percentage not meaningful

Research and Development Expenses. Research and development expenses increased 11.5% and 6.8% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year. The increase in the current three and nine month periods was primarily due to an increase in compensation and benefits principally from our deferred compensation plan and an increase in Breast Health as the prior year period included a $5.2 million credit for the release of a research and development tax credit reserve related to the SuperSonic Imagine (“SSI”) acquisition, partially offset by a decrease in project spend and lower costs incurred for MDR/IVDR compliance. In the current three month period, the increase in expense was partially offset by a higher credit of $3.2 million for funds received from the Biomedical Advanced Research and Development Authority (BARDA) grant to obtain FDA approval of our SARS-CoV-2 assays. In the current nine month period, the increase in expenses was also due to higher compensation and benefits from an extra week in the current fiscal year. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.

Selling and Marketing Expenses. Selling and marketing expenses decreased 1.6% and 3.2% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year. The decrease was primarily due to lower spending on advertising and marketing initiatives as the prior year periods included a significantly larger sponsorship amount for the Women’s Tennis Association and grants supporting women’s health initiatives, and the prior year nine month period included spend on our Super Bowl commercial. These decreases were partially offset by higher commissions driven by the increase in Breast Health and GYN Surgical sales, and to a lesser extent, an increase in headcount and higher travel and meetings. In the current nine month period, the decrease in expenses was also partially offset by an extra week of compensation and benefits and an increase in severance expense.

General and Administrative Expenses. General and administrative expenses decreased 1.8% and 3.5% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year. The decrease in the current three month period was primarily due to a decrease in charitable donations of $5.0 million and a decrease in non-income tax charges partially offset by an increase in compensation and benefits from higher expense from our deferred compensation plan due to stock market gains. The decrease in the current nine month period was primarily due to a decrease in charitable donations of $17.0 million, a $7.4 million settlement awarded to Hologic in the Minerva litigation received in the first quarter of fiscal 2023, lower tax project and legal expenses, and a decrease in bad debt expense. These decreases were partially offset by an increase in compensation and benefits from higher expense from our deferred compensation plan due to stock market gains and an increase in stock compensation, an $8.9 million charge to settle a business dispute in connection with terminating the Mobidiag joint venture agreement in China, an increase in reserves for sales and use tax matters, higher travel, an increase in information systems infrastructure and facilities costs and higher compensation and benefits from the extra week in the current nine month period.

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

Impairment of Intangible Assets and Equipment. As discussed above, we recorded an aggregate impairment charge of $197.4 million in the third quarter of fiscal 2023 related to our Mobidiag acquisition and $26.4 million related to our ultrasound imaging assets. The impairment charges were allocated to the long-lived assets and written off to operating expenses as follows: Mobidiag - $10.5 million to IPR&D, $10.4 million to customer relationships, $10.7 million to trade names, and $3.0 million to equipment; Ultrasound Imaging - $2.4 million to customer relationships, $1.7 million to trade names, and $5.6 million to equipment.

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

Interest Income

	Three Months Ended				Nine Months Ended
	July 1, 2023	June 25, 2022	Change		July 1, 2023	June 25, 2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$32.5	$2.4	$30.1	**	$84.6	$3.6	$81.0	**
** Percentage not meaningful

Interest income increased significantly in the current year periods compared to the corresponding periods in the prior year due to the significant increase in interest rates over the past fifteen months as the U.S. Federal Reserve began periodically raising its Federal Funds Rate starting in March 2022. To a lesser extent, the increase in interest income was due to higher average cash balances in the current year periods compared to the corresponding periods in the prior year.

Interest Expense

	Three Months Ended				Nine Months Ended
	July 1, 2023	June 25, 2022	Change		July 1, 2023	June 25, 2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(27.7)	$(22.7)	$(5.0)	22.0%	$(83.0)	$(71.0)	$(12.0)	16.9%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to an increase in the variable interest rate under our 2021 Credit Agreement based on SOFR partially offset by amounts received under an interest rate swap agreement, which hedges the benchmark interest rate, versus payments made under the interest rate swap in the prior year period. In addition, the prior year interest expense included debt refinancing costs for our 2021 Credit Agreement, and interest expense related to debt acquired in the Mobidiag acquisition that was paid off in the prior year.

Other Income (Expense), net

	Three Months Ended				Nine Months Ended
	July 1, 2023	June 25, 2022	Change		July 1, 2023	June 25, 2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income (Expense), net	$5.9	$4.8	$1.1	22.9%	$(7.0)	$13.6	$(20.6)	**
**Percentage not meaningful

For the current three month period, this account primarily consisted of net foreign currency exchange gains of $3.4 million and a gain of $2.4 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains. For the third quarter of fiscal 2022, this account primarily consisted of net foreign currency exchange gains of $11.4 million, primarily from settling hedging transactions, partially offset by a loss of $7.0 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market losses.

For the current nine month period, this account primarily consisted of net foreign currency exchange losses of $15.0 million, primarily from the mark-to-market of foreign currency contracts used to hedge operating results, partially offset by a gain of $7.7 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains. For the corresponding nine month period in the prior year, this account primarily consisted of net foreign currency exchange gains of $24.1 million, primarily from settling transactions, and a $2.4 million gain on life insurance proceeds, partially offset by a loss of $9.2 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market losses and a charge of $4.3 million to write off an equity method investment acquired in the Mobidiag acquisition.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	July 1, 2023	June 25, 2022	Change		July 1, 2023	June 25, 2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$52.6	$20.0	$32.6	163.0%	$165.1	$261.5	$(96.4)	(36.9)%

Our effective tax rates for the three and nine months ended July 1, 2023 were 434.7% and 31.1%, respectively, compared to 8.1% and 18.1% for the corresponding periods in the prior year.

Our effective tax rates for the three and nine months ended July 1, 2023 were higher than the U.S. statutory tax rate primarily due to the tax effect of the impairment charges recorded for assets acquired in the Mobidiag acquisition and the impairment of our ultrasound imaging assets, income tax reserves, the global intangible low-taxed income inclusion, and state income taxes, partially offset by the impact of the U.S. deduction for foreign derived intangible income, and the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate.

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

Diagnostics

	Three Months Ended				Nine Months Ended
	July 1, 2023	June 25, 2022	Change		July 1, 2023	June 25, 2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$439.7	$560.1	$(120.4)	(21.5)%	$1,463.6	$2,497.6	$(1,034.0)	(41.4)%
Operating Income	$(113.5)	$175.0	$(288.5)	(164.9)%	$142.8	$1,247.4	$(1,104.6)	(88.6)%
Operating Income as a % of Segment Revenue	(25.8)%	31.2%			9.8%	49.9%

Diagnostics revenues decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the decrease in product revenues discussed above, partially offset by higher lab testing revenue from our Biotheranostics business.

Operating income for this business segment decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a decrease in gross profit from lower COVID-19 assay sales and the impairment charges of $197.4 million discussed above. Gross margin was 15.5% and 44.2% in the current three and nine month periods, respectively, compared to 58.0% and 69.1% in the corresponding periods in the prior year, respectively. The decrease in gross margin in the current three and nine month periods was primarily due to lower sales volumes of our SARS-CoV-2 assays which have a higher margin, the impairment charges discussed above of which $162.8 million was included in costs of revenues, unfavorable manufacturing variances at certain of our manufacturing facilities and higher field service costs from our expanded instrument installed base, partially offset by increases in core Aptima assay and ThinPrep Pap Test volumes, a decrease in inventory reserves, higher lab testing revenue and a decrease in intangible asset amortization expense and lower freight internationally. Also partially offsetting the decrease is an increase in Fusion respiratory and Quant Viral assay volumes in the current nine month period.
Operating expenses increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the impairment charges discussed above of which $34.6 million was included in operating expenses. Also contributing to the increase in operating expenses in the current nine month period compared to the corresponding period in the prior year is a settlement charge of $8.9 million related to the termination of the Mobidiag joint venture in China, an increase in travel expenses and an increase in compensation and benefits from the extra week. Partially offsetting these increases is a decrease in marketing initiatives and allocated advertising and charitable contributions, a decrease in consulting, a decrease in intangible asset amortization expense, and an increase in the BARDA credit in the current three month period. Also partially offsetting the increase in operating expenses in the current nine month period is a decrease in commissions.

Breast Health

	Three Months Ended				Nine Months Ended
	July 1, 2023	June 25, 2022	Change		July 1, 2023	June 25, 2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$360.3	$282.8	$77.5	27.4%	$1,079.9	$952.7	$127.2	13.3%
Operating Income	$63.3	$32.0	$31.3	97.8%	$233.7	$163.1	$70.6	43.3%
Operating Income as a % of Segment Revenue	17.6%	11.3%			21.6%	17.1%

Breast Health revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year due to an increase in product and service revenue discussed above.

Operating income for this business segment increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to an increase in gross profit from both product sales and service partially offset by an increase in operating expenses. Gross margin was 50.9% and 54.2% in the current three and nine month periods, respectively, compared to 48.2% and 52.7% in the corresponding periods in the prior year, respectively. The increase in gross margin is primarily due to higher volumes of our capital equipment and related software sales, and interventional breast solutions devices, an increase in service margin from the continued conversion of digital mammography systems to service contracts and to a lesser extent the extra week in the current nine month period, partially offset by the impairment charges discussed above, of which $16.7 million was included in cost of revenues and higher costs for raw materials and components from supply chain constraints and inflation. We also had an increase in inventory reserves and freight in the current nine month period.

Operating expenses increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the impairment charges discussed above, of which $9.7 million was included in operating expenses, an increase in commissions from higher sales, an increase in travel and meeting expense and higher restructuring costs, partially offset by a decrease due to the release of the research and development credit reserve related to the SSI acquisition and a decrease in marketing initiatives, allocated advertising and charitable contributions, and bad debt expense. In addition, there was an increase in compensation and benefits from the extra week in the current nine month period.

GYN Surgical

	Three Months Ended				Nine Months Ended
	July 1, 2023	June 25, 2022	Change		July 1, 2023	June 25, 2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$157.3	$138.1	$19.2	13.9%	$456.2	$389.6	$66.6	17.1%
Operating Income	$48.5	$60.1	$(11.6)	(19.3)%	$149.6	$92.4	$57.2	61.9%
Operating Income as a % of Segment Revenue	30.9%	43.5%			32.8%	23.7%

GYN Surgical revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above.

Operating income for this business segment decreased in the current three month period compared to the corresponding period in the prior year primarily due to an increase in operating expenses, partially offset by an increase in gross profit. Operating income increased in the current nine month period compared to the corresponding period in the prior year primarily due to an increase in gross profit partially offset by an increase in operating expenses. Gross margin was 68.7% and 68.4% in the current three and nine month periods, respectively, compared to 60.4% and 59.8% in the corresponding periods in the prior year, respectively. The increase in gross margin was primarily due to an increase in higher margin product sales and a decrease in intangible asset amortization expense.

Operating expenses increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a gain of $35.4 million recorded in the prior year quarter and a net higher gain of $27.0 million recorded in the prior year nine month period to decrease the Acessa contingent consideration liability to fair value. In addition, in the current three and nine month period, we had an increase in compensation and benefits primarily due to an increase in commissions and higher salaries and an increase in travel and meeting expenses, partially offset by a decrease in intangible asset amortization expense and lower marketing initiative spend. In the current nine month period, we had an increase in R&D project spend, partially offset by a gain of $7.4 million for infringement damages from the Minerva litigation, which was recorded as a credit to general and administrative expenses.

Skeletal Health

	Three Months Ended				Nine Months Ended
	July 1, 2023	June 25, 2022	Change		July 1, 2023	June 25, 2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$27.1	$21.7	$5.4	24.9%	$85.4	$69.7	$15.7	22.5%
Operating Income	$3.1	$(3.2)	$6.3	**	$9.8	$(3.6)	$13.4	**
Operating Income as a % of Segment Revenue	11.4%	(14.7)%			11.5%	(5.2)%
** Percentage not meaningful

Skeletal Health revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above and to a lesser extent the increase in service contract revenue from the extra week in the current nine month period.

Operating income for this business segment increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to an increase in gross profit and a decrease in operating expenses. Gross margin was 30.2% and 32.1% in the current three and nine month periods, respectively, compared to 24.2% and 30.6% in the corresponding periods in the prior year, respectively. The increase in gross margin was primarily due to an increase in product and service revenues partially offset by increased costs from supply chain constraints and inflation.

Operating expenses decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a decrease in research and development project spend and marketing initiatives partially offset by an increase in commissions from higher sales.

LIQUIDITY AND CAPITAL RESOURCES

At July 1, 2023, we had $3,358.0 million of working capital and our cash and cash equivalents totaled $2,765.0 million. Our cash and cash equivalents increased by $425.5 million during the first nine months of fiscal 2023 primarily due to cash generated from operating activities, partially offset by cash used in investing and financing activities primarily related to repurchases of our common stock and capital expenditures.

In the first nine months of fiscal 2023, our operating activities provided cash of $792.5 million, primarily due to net income of $365.4 million, non-cash charges for depreciation and amortization aggregating $247.9 million, intangible asset and equipment impairment charges of $223.8 million, and stock-based compensation expense of $60.6 million. These adjustments to net income were partially offset by a decrease in deferred income taxes of $100.2 million primarily due to the capitalization of research expenditures under the tax rules and to a lesser extent the amortization of intangible assets. Cash provided by operations included a net cash outflow of $23.2 million from changes in our operating assets and liabilities. The net cash outflow was primarily driven by an increase of $51.0 million in accounts receivable due to higher sales of capital equipment in the third quarter of fiscal 2023 in our Breast Health division compared to the fourth quarter of fiscal 2022, an increase in inventory of $48.5 million principally due to an increase in finished goods and to a lesser extent raw materials, including critical electronic components, to support demand as we continue to hedge against the worldwide supply chain constraints, and a $20.3 million decrease in accounts payable due to the timing of payments. These cash outflows were partially offset by an increase of $46.0 million in deferred revenue primarily due to billings for annual service contracts, a decrease in prepaid expenses and other assets of $24.6 million primarily due to normal amortization related to the Women’s Tennis Association sponsorship and service and software subscriptions, a decrease in prepaid income taxes of $15.3 million primarily due to timing of tax payments relative to the provision for income taxes, and a $10.7 million increase in accrued expenses primarily due to an increase in accrued federal, state and value-add taxes due to the timing of payments, partially offset by a decrease in accrued compensation and benefits.

In the first nine months of fiscal 2023, our investing activities used cash of $96.1 million primarily due to capital expenditures of $97.7 million, which primarily consisted of the placement of equipment under customer usage agreements and purchase of manufacturing equipment and to a lesser extent building improvements, and $10.0 million for the purchase of an equity investment. These uses of cash were partially offset by a final reimbursement of $20.5 million received from the Department of Defense under a grant to increase production capacity of our two SARS-CoV-2 assays.

In the first nine months of fiscal 2023, our financing activities used cash of $272.6 million primarily due to $263.6 million for repurchases of our common stock, $23.7 million for the payment of employee taxes withheld for the net share settlement of vested restricted stock units, and $11.3 million for debt principal payments under our 2021 Credit Agreement. Partially offsetting these uses of cash were $37.7 million from our equity plans from the exercise of stock options and issuance of shares under our employee stock purchase plan.
Debt

We had total recorded debt outstanding of $2.82 billion at July 1, 2023, which was comprised of amounts outstanding under our 2021 Credit Agreement of $1.49 billion (principal of $1.5 billion), 2029 Senior Notes of $938.2 million (principal of $950.0 million), and 2028 Senior Notes of $396.6 million (principal of $400.0 million).

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

As of July 1, 2023, the principal amount outstanding under the 2021 Term Loan was $1.5 billion, no amounts were outstanding under the 2021 Revolver, and the full amount of the 2021 Revolver was available to be borrowed by the Company.
On August 22, 2022, we further amended the 2021 Credit Agreement to address the planned phase out of LIBOR by the UK Financial Conduct Authority. Under this amendment, the interest rate applicable to the loans under the 2021 Credit Agreement denominated in U.S. dollars were converted to a variant of the secured overnight financing rate (“SOFR”) plus an applicable spread. As of July 1, 2023, the interest rate under the 2021 Term Loan was 6.20% per annum.

We are also required to pay a quarterly commitment fee calculated on a daily basis equal to the Applicable Rate as of such day multiplied by the undrawn committed amount available under the 2021 Revolver. As of July 1, 2023, this commitment fee was 0.15% per annum.

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

The 2021 Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including the requirement that we maintain certain financial ratios. As of July 1, 2023, we were in compliance with these covenants.

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

Contingent Consideration Earn-Out Payments

Our contingent consideration liability is primarily related to our Acessa acquisition. We have an obligation to the former Acessa shareholders to make contingent payments based on a multiple of annual incremental revenue growth over a three-year period ending annually in December. There is no maximum earnout. Pursuant to ASC 805, Business Combinations, the contingent consideration was deemed to be part of the purchase price, and we recorded our estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of the business, comparable companies’ revenue growth rates, implied volatility and applying a risk adjusted discount rate. The first earn-out period was completed in December 2021, and we paid $12.2 million to the former shareholders in the second quarter of fiscal 2022. The second earn-out period was completed in December 2022, resulting in a payment amount of $7.6 million in the second quarter of fiscal 2023. During the second quarter of fiscal 2023, we updated our forecasted revenue and recorded a gain of $12.4 million to record the liability to fair value. The reduction in fair value was primarily due to a decrease in forecasted revenues. As of July 1, 2023, the contingent consideration liability related to Acessa was recorded at its fair value of $3.4 million.

Stock Repurchase Program

On September 22, 2022, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of our outstanding common stock, effective as of the close of trading September 23, 2022. This repurchase program replaced the previous $1.0 billion authorization. During the three and nine months ended July 1, 2023, we repurchased 1.4 million and 3.6 million shares of our common stock for total consideration of $114.1 million and $264.1 million, respectively, including the 1% excise tax, which was immaterial. As of July 1, 2023, $736.5 million remained available under this authorization. The timing of the share repurchases will be based upon our continuing analysis of market, financial, and other factors. Repurchases under the authorized share repurchase plan may be made using a variety of methods, which may include, but are not limited to, open market purchases, privately negotiated transactions, accelerated share repurchase agreements, or purchases pursuant to a Rule 10b5-1 plan under the Exchange Act. The authorized share repurchase plan may be suspended, delayed or discontinued at any time.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, equity investments, foreign currency derivative contracts, interest rate swap agreements, insurance contracts, accounts payable and debt obligations. Except for our outstanding 2028 and 2029 Senior Notes, the fair value of these financial instruments approximate their carrying amount. The fair value of our 2028 and 2029 Senior Notes was approximately $376.8 million and $833.5 million, respectively, as of July 1, 2023. Amounts outstanding under our 2021 Credit Agreement of $1.5 billion aggregate principal as of July 1, 2023 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.

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

As of July 1, 2023, there was $1.5 billion of aggregate principal outstanding under our 2021 Credit Agreement. Since this debt obligation is a variable rate instrument, our interest expense associated with the instrument is subject to change. A hypothetical 10% adverse movement (increase in the SOFR rate) would increase annual interest expense by approximately $2.5 million, which is net of the impact of our interest rate swap hedge. We previously entered into an interest rate swap agreement to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding under our credit facilities. The critical terms of the interest rate swap were designed to mirror the terms of our SOFR-based borrowings under our 2021 Credit Agreement, and therefore the interest rate swap is highly effective at offsetting the cash flows being hedged. We designated this derivative instrument as a cash flow hedge of the variability of the Term SOFR-based interest payments on $1.0 billion of principal. This interest rate swap contract expires on December 17, 2023. On March 23, 2023, we entered into two new consecutive interest rate swap contracts with the first contract having an effective date of December 17, 2023 and the second contract terminating September 25, 2026. The notional amount of these swaps is $500 million.

The return from cash and cash equivalents will vary as short-term interest rates change. A hypothetical 10% increase in market interest rates would increase annual interest income by approximately $13.0 million.

Foreign Currency Exchange Risk. Our international business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

We conduct business worldwide and maintain sales and service offices outside the U.S. as well as manufacturing facilities primarily in Costa Rica and the United Kingdom. Our international sales are denominated in a number of currencies, primarily the Euro, U.S. dollar, UK Pound, Australian dollar, Canadian dollar, Chinese Yuan and Japanese Yen. The majority of our foreign subsidiaries’ functional currency is the local currency, although certain foreign subsidiaries functional currency is the U.S. dollar based on the nature of their operations or functions. Our revenues denominated in foreign currencies are positively affected when the U.S. dollar weakens against them and adversely affected when the U.S. dollar strengthens. Fluctuations in foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency. We have executed forward foreign currency contracts and foreign currency option contracts to hedge a portion of results denominated in the Euro, UK Pound, Australian dollar, Japanese Yen, Canadian dollar and Chinese Yuan. These contracts do not qualify for hedge accounting. As a result, we may experience volatility in our Consolidated Statements of Income due to (i) the impact of unrealized gains and losses reported in other income, net on the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other income, net, whereas the offsetting economic gains and losses are reported in the line item of the underlying cash flow, for example, revenue.

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

As of July 1, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of July 1, 2023.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer’s Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Average Price Paid Per Share As Part of Publicly Announced Plans or Programs ($) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
April 2, 2023 – April 29, 2023	901	$87.67	—	$—	$850.0
April 30, 2023 – May 27, 2023	—	—	952,454	80.17	773.6
May 28, 2023 – July 1, 2023	4,699	80.61	471,723	78.80	736.5
Total	5,600	$81.75	1,424,177	$79.72	$736.5
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

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the third quarter of fiscal 2023, Charles Dockendorff, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act on May 24, 2023 to sell up to 17,482 shares of our common stock between August 23, 2023 and May 17, 2024, the date this plan expires. The trading plan will cease upon the earlier of May 17, 2024 or the sale of all shares subject to the trading plan.

During the third quarter of fiscal 2023, none of our other directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.1*	Amendment No. 1 to the Hologic, Inc. Amended and Restated Deferred Compensation Program (1)

10.2*	Severance and Change of Control Agreement dated July 20, 2023 by and between Erik S. Anderson and Hologic, Inc. (1)

10.3*	Severance and Change of Control Agreement dated July 20, 2023 by and between Essex D. Mitchell and Hologic, Inc. (1)

10.4*	Severance and Change of Control Agreement dated July 20, 2023 by and between Jennifer Schneiders and Hologic, Inc. (1)

10.5*	Amended and Restated Employment Agreement between Jan Verstreken and Hologic dated June 14, 2023 (1)

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_______________

(1) Indicates management contract or compensatory plan, contract or arrangement.
* Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	August 1, 2023	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 1, 2023	/s/ Karleen M. Oberton

Karleen M. Oberton
Chief Financial Officer (Principal Financial Officer)