Form 10-K
period 2023-09-30
HOLOGIC INC
filed 2023-11-21
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2023
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. §7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of April 1, 2023 was 19,637,934,479 based on the price of the last reported sale on NASDAQ Global Select Market on that date.
As of November 14, 2023, 240,002,802 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s annual meeting of stockholders to be filed within 120 days of the end of its fiscal year ended September 30, 2023 are incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated.

HOLOGIC, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report and documents incorporated by reference herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements regarding:

•the ongoing and possible future effects of global challenges, including macroeconomic uncertainties, such as inflation, bank failures, rising interest rates and availability of capital markets, the Israel-Hamas and Ukraine-Russia wars, other economic disruptions and U.S. and global recession concerns, on our customers and suppliers and on our business, financial condition, results of operations and cash flows and our ability to draw down our revolver;
•the effect of the worldwide political and social uncertainty and divisions, including the impact on trade regulations and tariffs, that may adversely impact the cost and sale of our products in certain countries, or increase the costs we may incur to purchase materials, parts and equipment from our suppliers;
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
•potential cybersecurity threats and targeted computer crime;
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
•the effect of any future public health crises, including the timing, scope and effect of U.S. and international governmental, regulatory, fiscal, monetary and public health responses to such crises;
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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “likely,” “future,” “strategy,” “potential,” “seeks,” “goal” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including those set forth under “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K (this “Annual Report”). We qualify all of our forward-looking statements by these cautionary statements.
TRADEMARK NOTICE
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 3Dimensions, 3D Mammography, 3D, 3DQuorum, Acessa, Acessa ProVu, Affirm, Amplidiag, Aptima, ATEC, BioZorb, Brevera, Celero, Hologic Clarity HD, CoolSeal, C-View, DirectRay, Dimensions, Eviva, Faxitron, Fluent, Fluoroscan, Focal Therapeutics, Genius 3D, Genius, Genius AI, Hologic, Horizon, InSight, Intelligent 2D, ImageChecker, JustRight, LOCalizer, MyoSure, NovaSure, Novodiag, Panther, Panther Fusion, Progensa, Quantra, Rapid Ffn, SecurView, Selenia, Sertera, SmartCurve, Smart-Depth, ThinPrep, Tigris, and Tomcat.
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

Through our Diagnostics segment, we offer a wide range of diagnostic products, which are used primarily to aid in the screening and diagnosis of human diseases. Our primary Diagnostics products include our molecular diagnostic assays, which run on our advanced instrumentation systems (Panther, Panther Fusion and Tigris), our ThinPrep cytology system, and the Rapid Fetal Fibronectin Test. Our Aptima family of molecular diagnostic assays is used to detect, among other things, the infectious microorganisms that cause common sexually transmitted diseases, or STDs, such as chlamydia and gonorrhea, or CT/NG; certain high-risk strains of human papillomavirus, or HPV; Trichomonas vaginalis, the parasite that causes trichomoniasis; Mycoplasma genitalium; and Herpes Simplex viruses 1 and 2. We also offer viral load tests for the quantitation of Hepatitis B virus, Hepatitis C virus, human immunodeficiency virus, or HIV-1, and human cytomegalo virus, or CMV, for use on our Panther instrument system. In addition, we offer bacterial vaginosis and candida vaginitis assays for the diagnosis of vaginitis, a common and complex ailment affecting millions of women a year. Our assay portfolio also includes diagnostic tests for a range of acute respiratory infections, including SARS-CoV-2, various strains of influenza and parainfluenza, and respiratory syncytial virus, as well as a test for the detection of Group B Streptococcus, or GBS, that are run on the Panther Fusion system, a field upgradeable instrument addition to the base Panther system. In response to the COVID-19 pandemic, we developed and launched the Aptima SARS-CoV-2 assay and the Aptima SARS-CoV-2/Flu assay (each of which runs on our standard Panther system) and the Panther Fusion SARS-CoV-2 assay (which runs on our Panther Fusion system). In May 2022, we CE-marked two new molecular assays, Panther Fusion EBV Quant assay for quantitation of Epstein-Barr virus, and the Panther Fusion BKV Quant assay for quantitation of the BK virus. These two new assays are the first quantitative real-time PCR assays on the Panther Fusion system. These assays, along with the Aptima CMV Quant assay already available in Europe, expand our menu of transplant monitoring assays. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth. We also generate service revenues from our CLIA-certified laboratory for testing related to breast cancer and all metastatic cancers.

Our Breast Health segment offers a broad portfolio of solutions for breast cancer care primarily in the areas of radiology, breast surgery, pathology and treatment. These solutions include 3D digital mammography systems, image analytics software utilizing artificial intelligence, reading workstations, minimally invasive breast biopsy guidance systems, breast biopsy site markers, localization, specimen radiology, connectivity solutions and breast conserving surgery products. Our most advanced breast imaging platforms, Selenia 3D Dimensions and 3Dimensions systems, utilize tomosynthesis to produce 3D images that show multiple contiguous slice images of the breast, which we refer to as the Genius 3D Mammography exam.

Our GYN Surgical products include our MyoSure hysteroscopic tissue removal system, or MyoSure, our NovaSure endometrial ablation system, or NovaSure, our Fluent fluid management system, or Fluent, our Acessa ProVu laparoscopic radiofrequency ablation system, or Acessa ProVu, as well as our CoolSeal vessel sealing portfolio and our JustRight surgical stapler. The MyoSure suite of devices offers four options to provide incision-less removal of fibroids, polyps, and other pathology within the uterus. The NovaSure portfolio is comprised of the NovaSure CLASSIC device, NovaSure ADVANCED device and the NovaSure V5 device for the treatment of abnormal uterine bleeding. The Fluent system is a fluid management system that provides liquid distention during diagnostic and operative hysteroscopic procedures. The Acessa ProVu system is a fully integrated system that uses laparoscopic ultrasound, guidance mapping and radiofrequency ablation to treat nearly all types of fibroids. The CoolSeal portfolio includes the Trinity, Reveal, and Mini advanced bipolar vessel sealing devices. The JustRight 5 mm stapler features a smaller instrument profile and is used for laparoscopic general and pediatric surgery.
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
Investors and others should note that we announce material financial information to our investors using our investor relations website (investors.hologic.com), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with the public about our Company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our Company to review the information we post on the social media channels listed on our investor relations website. We have used, and intend to continue to use, our investor relations website, as well as our Twitter account (@Hologic), as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Additional corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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
    Our instrumentation includes the Tigris system, an integrated, fully automated testing instrument for high-volume laboratories which is approved for use with certain of our Aptima assays; and the Panther instrument system, an integrated, fully automated testing instrument capable of serving high-, medium- and low-volume laboratories. Our Panther Fusion system, including the related Fusion assays for flu, respiratory and transplant testing, extends the capabilities of our Panther system by adding the flexibility of polymerase chain reaction, or PCR, functionality to our existing Transcription Mediated Amplification, or TMA, based technology. The Panther Fusion system is available as a modular in-lab upgrade to our base Panther system. In addition, our instrumentation also includes the Tomcat instrument, a fully automated general-purpose instrument designed to improve pre-analytical sample processing by eliminating the inefficient and error-prone activities associated with manually transferring samples from one tube to another.

Molecular Diagnostic Assay Portfolio

We have a broad menu of assays available for sale in our primary markets that can be performed on the base Panther System or on the combined Panther Fusion System as indicated in the table below. Our Aptima family of molecular diagnostic assays integrate a number of proprietary core technologies, including our target capture technology, our TMA technology, and our hybridization protection assay, or HPA, and dual kinetic assay, or DKA, technologies, to produce highly sensitive amplification assays. Each of these technologies is described in greater detail below under the heading “Proprietary Core Technologies”. Our Panther Fusion family of molecular diagnostic assays are performed on the Panther Fusion System and utilize PCR technology to amplify target nucleic acid sequences for easier detection.

Unless otherwise noted the assays shown in the table below have been approved or cleared for sale in the U.S. and are available for sale in countries recognizing the CE-mark. Certain of the assays shown below are also available in certain other markets such as Australia, Canada, China, Japan, New Zealand, South Korea and the United Kingdom.

Aptima-branded assays that are performed on the base Panther System	Panther Fusion-branded assays that are performed on the Panther Fusion System
Aptima HPV assay	Panther Fusion Flu A/B/RSV assay
Aptima HPV 16 18/45 Genotype assay	Panther Fusion Paraflu assay
Aptima HBV Quant assay	Panther Fusion AdV/hMPV/RV assay
Aptima CMV Quant assay	Panther Fusion SARS-CoV-2/Flu A/B/RSV assay
Aptima HIV-1 Quant Dx assay	Panther Fusion GBS assay
Aptima HCV Quant Dx assay	Panther Fusion MRSA assay[2]
Aptima Mycoplasma genitalium assay	Panther Fusion Bordetella assay[2]
Aptima Combo 2 assay (CT/NG)	Panther Fusion EBV Quant assay[2]
Aptima Trichomonas vaginalis assay	Panther Fusion BKV Quant assay[2]
Aptima HSV 1 and 2 assay	Panther Fusion SARS-CoV-2 assay[1,3]
Aptima CV/TV assay
Aptima BV assay
Aptima Zika assay[1]
Aptima SARS-CoV-2 assay[1]
Aptima SARS-CoV-2/Flu assay[1]

1 This assay is subject to an Emergency Use Authorization (EUA) in the U.S. that may be revoked upon notice by the Food and Drug Administration (FDA).
2 This assay is available for sale in countries recognizing the CE-mark, and is not currently available for sale in the U.S.
3 This assay is not currently available for sale in countries recognizing the CE-mark.

Proprietary Core Technologies

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
ThinPrep System
    The ThinPrep System is the most widely used method for cervical cancer screening in the U.S. The ThinPrep System has multiple configurations, including one or more of the following: the ThinPrep 2000 Processor, ThinPrep 5000 Processor, ThinPrep 5000 Processor with Autoloader, ThinPrep Genesis Processor, ThinPrep Imaging System, ThinPrep Integrated Imager, and related reagents, filters and other supplies, such as the ThinPrep Pap Test and our ThinPrep PreservCyt Solution.
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
Oncology Product Offerings
Our Biotheranostics business offers two proprietary laboratory developed tests, or LDTs, that support physicians in the treatment of cancer: the Breast Cancer Index test and the CancerTYPE ID test. The Breast Cancer Index, or BCI, test is a PCR-based gene expression test used for determining which patients with early-stage, hormone-receptor positive, or HR+, breast cancer are likely to benefit from extended endocrine therapy. In January 2021, the National Comprehensive Cancer Network revised its clinical practice guidelines to include BCI as the only gene expression assay to predict benefit from extended endocrine therapy for patients with early-stage HR+ breast cancer. In addition, in April 2022 the American Society of Clinical

Oncology updated its clinical practice guidelines, which now include BCI as the only genomic test to help guide extended endocrine therapy decisions in early-stage, HR+ breast cancer patients. The CancerTYPE ID test is a PCR-based gene expression test that is designed to identify the source of metastatic cancer in order to improve diagnostic accuracy and inform treatment decisions. Both of these LDTs are offered as a service solely out of Biotheranostics' licensed, CLIA-certified, CAP-accredited laboratory in San Diego, California.
Mobidiag Product Offerings
Our Mobidiag business develops and markets PCR-based tests for acute care conditions such as gastrointestinal and respiratory infections (including SARS-CoV-2), antimicrobial resistance management, and healthcare associated infections. The Amplidiag and Novodiag platforms are automated instruments that deliver rapid turnaround times ranging from 50 minutes to two hours. The Novodiag instrument combines real-time PCR and microarray capabilities to provide high level multiplexing, assisting clinicians in efficiently identifying which organism is responsible for an infection. Although Mobidiag currently does not offer any of its products in the U.S., we intend to invest in assay development to drive growth of the Novodiag instrument, including seeking clearance for the Novodiag instrument and related assays in the U.S.
Breast Health Products
Mammography Solutions

    Our Dimensions platform includes the Selenia Dimensions and 3Dimensions systems capable of performing full field digital mammography (2D) and digital breast tomosynthesis (3D) exams. When performing a 3D exam, each system acquires a series of low dose x-ray images taken in a scanning motion at various angles. The images are mathematically reconstructed into a series of small contiguous slices, allowing for visualization of the breast tissue through multiple layers. Our clinical results for FDA approval demonstrate that conventional 2D digital mammography with the addition of our Genius 3D Mammography is superior to 2D digital mammography alone for both screening and diagnostics. Hologic Clarity HD technology provides our highest resolution imaging, and our C-View and Intelligent 2D software products generate 2D images that are mathematically synthesized from the tomosynthesis data. These software products are FDA approved to replace conventional 2D images within a 3D exam. Synthesized 2D images eliminate the need for additional 2D exposure, reducing breast compression time and patient dose compared to a “combo” exam, which includes a tomosynthesis exam and a conventional digital 2D exam.

Our 3DQuorum technology is an artificial intelligence, or AI, powered algorithm that expedites mammography exam reading time without compromising image quality, sensitivity or accuracy. The 3DQuorum technology uniquely reconstructs Hologic Clarity HD 3D data to produce 6 mm “SmartSlices.” By utilizing 3DQuorum technology the number of 3D images to review is reduced by two-thirds, saving an estimated average of one hour per eight hours of daily image interpretation time. The 3DQuorum technology also reduces the typical Hologic Clarity HD and Intelligent 2D study size by approximately 50%, bringing the storage space and network impact back down to that of standard resolution 3D imaging.

The images captured by digital mammography systems are typically transmitted electronically for review by a radiologist at a reading workstation. To address this process, we offer the SecurViewDX workstation approved for interpretation of mammograms as well as images from other diagnostic breast modalities including breast ultrasound and breast MRI. We also offer image analytic products such as the Genius AI Detection solution (Hologic’s first artificial intelligence cancer detection algorithm utilizing deep-learning technology for tomosynthesis), ImageChecker CAD-solution (provides markings of suspicious areas of the breast that may be cancerous), and Quantra software (automates breast density measurement for our mammography systems). These technologies provide reviewers with the potential to focus on key patients that might otherwise be overlooked during the review process for additional diagnostic workups, thus potentially increasing cancer detection.
Stereotactic Breast Biopsy Systems

    We provide clinicians flexibility by offering two minimally invasive stereotactic breast biopsy guidance systems: the Affirm prone and the Affirm upright breast biopsy guidance systems. The Affirm upright biopsy system is an attachment designed to integrate with our Dimensions systems, transforming it into a versatile tool for both screening and tomosynthesis biopsy. The Affirm prone biopsy system is a dedicated prone stereotactic biopsy system capable of both 2D and tomosynthesis-guided procedures. These systems provide an alternative to open surgical biopsy and can be performed as an outpatient procedure under local anesthesia, allowing shorter recovery times. The Affirm tomosynthesis option provides faster lesion targeting and reduced patient procedure time compared to traditional stereotactic biopsy procedures. The Affirm system is pre-programmed for use with our Brevera, Eviva and ATEC vacuum-assisted breast biopsy devices.
Breast Biopsy and Surgery Products

    We offer a wide range of minimally invasive products for breast biopsy and breast surgery. Our breast biopsy portfolio includes three types of tethered vacuum-assisted breast biopsy products: the Brevera, ATEC, and Eviva devices. Each tethered device is powered by a console and utilizes our fluid management system. The ATEC device can be used under all standard imaging guidance modalities (stereotactic x-ray, ultrasound, MRI and molecular breast imaging) whereas our Brevera and Eviva devices are used exclusively under stereotactic x-ray guidance. We also offer the Celero and Sertera biopsy devices, both of which are non-tethered (no separate console), spring-loaded, disposable core biopsy devices, which are used exclusively under ultrasound-guidance. We also have products for marking, localizing and filling the void after surgery in addition to specimen imaging products for radiology, surgery and pathology.
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
NovaSure
    The NovaSure CLASSIC endometrial ablation system allows physicians to treat women suffering from abnormal uterine bleeding. The system features Smart-Depth technology that continuously monitors and measures tissue impedance to provide a more customized, reliable and reproducible depth of ablation for every patient. The NovaSure system consists of a disposable device and a controller that delivers Radio Frequency (RF) energy to ablate the endometrial lining of the uterus in order to eliminate or reduce the patient’s abnormal bleeding. The NovaSure disposable device is a hand-held, single-use device that incorporates a flexible gold-plated mesh electrode used to deliver the RF energy to the endometrial tissue. The NovaSure RF Controller generates and delivers RF energy customized for each patient, monitors several critical treatment and safety parameters, and automatically controls the endpoint of the procedure. We also offer the NovaSure ADVANCED and NovaSure V5 devices, which have a slimmer diameter. These devices are designed to improve patient comfort and physician ease-of-use while maintaining the clinical efficacy of the NovaSure system.
Fluent Fluid Management System
    Our Fluent Fluid Management System can be utilized for diagnostic and operative hysteroscopic procedures, including MyoSure tissue removal. Fluent features an intuitive touch screen design, innovative FloPak design, and a single waste bag design that eliminates the need for multiple canisters. Therefore, Fluent is designed for simplified setup and operation, and streamlined workflow for the operating room team.
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
Advanced Energy and Surgical Stapling
The CoolSeal vessel sealing suite and JustRight surgical stapler bolster our laparoscopic surgical offerings with the advanced vessel sealing, dividing, dissection, and stapling tools. The CoolSeal device allows for dissection, vessel sealing and dividing all in one tool. The ability to use a combination device improves surgical efficiency by reducing the need for instrument exchanges. In addition, the CoolSeal Mini 3 mm sealer and the JustRight 5 mm stapler are designed for small surgical spaces such as in pediatric cases, which can help reduce the need for larger, overpowered instruments.
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
Marketing, Sales and Service
We sell and service our products through a combination of direct sales and service forces and a network of independent distributors and sales representatives. In fiscal 2023, 2022, and 2021, no customer accounted for more than 10% of our consolidated revenues.
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
A critical element of our strategy in the U.S. for our Diagnostics, Breast Health, GYN Surgical, and Skeletal Health divisions has been to utilize the results of our clinical trials and expanded FDA labeling to demonstrate safety, efficacy and productivity improvements to our target customers. Our U.S. sales efforts also include the use of national account managers focused on obtaining purchasing contracts from large purchasing entities, such as managed care organizations, integrated delivery networks and government healthcare facilities. In addition, in certain regions of the U.S., we use a limited number of independent dealers or distributors to sell and service certain of our products. Internationally, our products in all divisions are marketed and sold through a combination of our direct sales force and a network of distributors.
Our service organization is responsible for installing our products and providing warranty and repair services, applications training and biomedical training. Products sold by our direct sales force typically carry limited warranties covering parts and labor for twelve months. Products sold through dealers also carry limited warranties that are typically for twelve months and cover only parts and components. We also offer service contracts that generally cover equipment and maintenance after the original warranty period from one to three years. We provide both repair services and routine maintenance services under these arrangements, and also offer repair and maintenance services on a time and materials basis to customers that do not have service contracts. Our Breast Health business generates a majority of our service revenue from service contracts for our digital mammography portfolio. Internationally, we primarily use distributors, sales representatives and third parties to provide maintenance service for our products, however we do provide direct service in countries where we have a subsidiary (Germany, UK, France, Spain, Japan, China, and Australia).
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

In the molecular diagnostics market, our products compete with many companies in the U.S. and abroad engaged in the development, commercialization and distribution of similar products intended for clinical molecular diagnostic applications. Clinical laboratories also may offer testing services that are competitive with our products and may use reagents purchased from us or others to develop their own laboratory developed tests. The market for our COVID-19 assays is rapidly evolving both in the United States and in the rest of the world. For example, in the United States over 400 assays have received Emergency Use Authorization from the FDA, and we compete with the providers of all of these tests, including manufacturers of molecular diagnostic tests (including so-called high throughput nucleic acid tests, rapid antigen tests and at-home testing solutions), and antibody tests, as well clinical laboratories making their own laboratory developed tests for the detection of SARS-CoV-2.
In the global clinical diagnostics market, we compete with several companies offering alternative technologies to our diagnostic products. For example, in the U.S., our Aptima Combo 2 test competes against Abbott Laboratories, BD, Danaher Corporation (through its acquisition of Cepheid), and Roche Diagnostics Corporation, or Roche, and our Aptima HPV test competes with tests marketed by BD, Qiagen and Roche.
Breast Health. Our mammography and related products and subsystems compete on a worldwide basis with products offered by a number of competitors, including General Electric Company, or GE, Siemens AG, or Siemens, Koninklijke Philips NV, or Philips, Planmed Oy, or Planmed, Carestream Health, Inc., or Carestream, FUJIFILM Holdings Corporation, or Fuji, Internazionale Medico Scientifica Srl, or I.M.S., and Toshiba Corporation. In the U.S., our digital mammography systems compete with digital mammography systems from GE, Siemens, Fuji, and Philips. Our digital mammography systems also compete with Fuji’s and Carestream's Computed Radiography, or CR mammography systems, and other lower-priced alternatives to 2D digital mammography and analog mammography systems. In the U.S., GE, Siemens and Fuji have received FDA approval for their breast tomosynthesis systems, and we believe that other competitors are developing tomosynthesis systems for commercial use in the U.S. Our Dimensions tomosynthesis systems also compete in certain countries outside of the U.S. with tomosynthesis systems developed by GE, Siemens, Fuji, and I.M.S.
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
Our CoolSeal vessel sealing suite competes directly with Applied Medical's Voyant vessel sealing, Medtronic's LigaSure vessel sealing, Ethicon's ENSEAL vessel sealing and Olympus' THUNDERBEAT and POWERSEAL vessel sealing devices. CoolSeal also competes with ultrasonic energy sealing procedures done by Medtronic's Sonicision and Ethicon's HARMONIC sealing devices.
Skeletal Health. GE is our primary competitor in the bone densitometry market, and we also compete with Orthoscan Inc. in the mini C-arm market.
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

We have sole source third-party contract manufacturers for each of our molecular diagnostics instrument product lines and for our Skeletal Health products. Stratec SE, or Stratec, is the only manufacturer of the Panther and Panther Fusion instruments; and Flextronics Medical Sales and Marketing, LTD, or Flextronics, is the only manufacturer of our Skeletal Health finished goods products. We are dependent on these sole source third-party manufacturers, and this dependence exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs. We have no firm long-term volume commitments with either Stratec or Flextronics. If Stratec, Flextronics or any of our other third-party manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its development or manufacturing operations, curtails operations or otherwise fails to supply us with products in sufficient quantities, instrument and equipment shipments to our customers could be delayed or cancelled, which would decrease our revenues and may harm our competitive position and reputation. Further, because we place orders with our manufacturers based on forecasts of expected demand for our instruments and Skeletal Health products, if we inaccurately forecast demand, we may be unable to obtain adequate manufacturing capacity or adequate quantities of components to meet our customers' delivery requirements.

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
We are engaged in intellectual property litigation, and we may be notified in the future of claims that we may be infringing, misappropriating or otherwise violating the intellectual property rights of third parties. In connection with any such claims, we may seek to enter into settlement and/or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms. Alternatively, we may decide or be required to litigate such claims. A successful claim against us may require us to remove the alleged infringing product from the market or to design around the third party's patent, potentially resulting in less market demand for the product.
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

The FDA classifies medical devices into three classes based on risk. Regulatory control increases from Class I (lowest risk) to Class III (highest risk). The FDA generally must clear or approve the commercial sale of new medical devices in Classes II and III. Commercial sales of our Class II (except for Class II exempt devices) and Class III medical devices within the U.S. must be preceded by either a pre-market notification filing pursuant to Section 510(k) of the FD&C Act (Class II) or the granting of a pre-market approval, or PMA (Class III). Our Class I and Class II exempt medical devices must follow Hologic’s internal Quality System processes prior to commercialization and throughout their product lifecycle. We must meet requirements under FDA's quality system regulation (QSR), establishment registration, medical device listing, labeling and medical device reporting (MDR) regulations. The FDA can authorize the emergency use of an unapproved medical product or an unapproved use of an approved medical product, referred to as Emergency Use Authorization, or EUA, for certain emergency circumstances after the Health and Human Services Secretary has made a declaration of emergency justifying authorization of emergency use. An EUA allows use in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions caused by emerging infectious disease threats when there are no adequate, approved, and available alternatives. The FDA may also waive otherwise-applicable current good manufacturing practice (CGMP) requirements to accommodate emergency response needs. In March 2020, the FDA granted EUA for our Panther Fusion SARS-CoV-2 assay for testing for the COVID-19 virus. In May 2020, the FDA granted EUA for our Aptima SARS-CoV-2 assay for use on our standard Panther instrument.

A 510(k) pre-market notification filing must contain information establishing that the device to be sold is substantially equivalent to a device commercially distributed prior to May 28, 1976 or to a device that has been determined by the FDA to be substantially equivalent. The PMA process involves a complex and lengthy testing process that is subject to review by the FDA and may require several years to obtain. We may need to first obtain an investigational device exemption (for significant risk devices), known as an IDE, in order to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. The FDA will approve a PMA only if after evaluating the supporting technical data it finds that the PMA contains sufficient, valid scientific evidence to assure that the device is safe and effective for its intended use(s). This approval may be granted with post-approval requirements including inspection of manufacturing facilities and/or additional patient follow-up for an indefinite period of time.

Our Biotheranostics laboratory in San Diego, California and the laboratories that purchase certain of our products, including the Aptima SARS-CoV-2 EUA, Aptima Flu Multiplex EUA, Fusion SARS-CoV-2 EUA, ThinPrep System, ThinPrep Imaging System, Rapid Fetal Fibronectin Test, Aptima Combo 2, Aptima HPV tests and Aptima HIV-1 Quant, HCV Quant Dx, HBV Quant, Aptima Trichomonas Vaginalis (Trich), Aptima Mycoplasma Genitalium (MGen), Aptima HSV 1 & 2, Aptima BV, Aptima CV/TV, and Panther Fusion Assays are subject to extensive regulation under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, which requires laboratories to meet specified standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Adverse interpretations of current CLIA regulations or future changes in CLIA regulations could have an adverse effect on sales of any affected products or services. These laboratories are also licensed by the appropriate state agencies in the states in which they operate, where such licensure is required. In addition, our laboratories hold state licenses or permits, as applicable, from various states to the extent that they accept specimens from one or more of these states, each of which requires out-of-state laboratories to obtain licensure. If a laboratory is out of compliance with CLIA or with state laws or regulations governing licensed laboratories, penalties may include suspension, limitation or revocation of the license or CLIA certificate, assessment of financial penalties or fines, or imprisonment. Loss of a laboratory's CLIA certificate or state license may also result in the inability to receive payments from state and federal health care programs as well as private third-party payors.

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
Reimbursement
Market acceptance of our medical products in the U.S. and other countries is dependent upon the purchasing and procurement practices of our customers and patient need for our products and procedures and, the coverage and reimbursement of patients’ medical expenses by government healthcare programs, private insurers or other healthcare payors. In the U.S., the Centers for Medicare & Medicaid Services, known as CMS, establishes coverage policies and payment rates for Medicare beneficiaries. CMS publishes payment rates for physician, hospital, laboratory and ambulatory surgical center services on an annual basis. Under current CMS policies and regulations, varying payment levels have been established for tests and procedures performed using our products. Coverage policies for Medicare patients may vary by regional Medicare contractor in the absence of a national coverage determination and payment rates for procedures may vary based on the geographic price index. Coverage policies and reimbursement rates for Medicaid patients are dependent on each state Medicaid plan and will vary. Coverage policies and reimbursement rates for patients with private insurance are dependent on state and federal requirements as well as individual private payor’s decisions. Moreover, private insurance carriers may choose not to follow the CMS coverage policies or payment rates. The use of our products outside of the U.S. is similarly affected by reimbursement policies adopted by foreign regulatory authorities and insurance carriers.
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
As of September 30, 2023, we had 6,990 full-time employees, including 2,120 in manufacturing operations, 1,714 in sales and marketing, 1,485 in support services, 908 in research and development, and 763 in general administration. Approximately 3,998 of these employees are in the U.S. and approximately 2,992 were outside the U.S. In various countries outside the U.S., certain of our employees are unionized and, where local law requires, participate in works councils.
Employee Engagement and Development
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

Compensation and Benefits
Our compensation philosophy aims to attract and retain top talent for today and the future. To this end, we invest in the physical, emotional and financial well-being of our employees through our robust compensation and benefit programs. These programs (which vary by country/region) include a variety of health plan options, tax-favorable savings accounts and other wellness offerings.
Diversity Drives Performance
We are committed to creating an inclusive and diverse work environment that promotes equal opportunity, dignity and respect, starting with our Board and our Leadership team. Of our ten directors, five, representing 50% of the Board, are women, two of our directors self-identify as Asian and another self-identifies as African American. For each of the past 11 years, women have comprised over 30% of our Board. Also, four of our directors were born outside of the United States, and three were predominantly educated outside of the United States, which we believe promotes global diversity for our Board. We believe that our focus on the lives of women has helped us to attract a diverse workforce and build an inclusive ethos where different perspectives are valued and respected. Building a diverse workforce begins with our hiring practices and extends to our access to opportunities, strategic development and promotion of internal talent. We seek to identify and develop high-potential women and other diverse individuals within the Company. In addition to women holding several key roles within the Company (Chief Financial Officer; President, Diagnostic Solutions; Vice President, Global Tax and Treasury; Vice President of Finance, Breast and Skeletal Health; Vice President of Internal Audit; and Chief of Staff), African American leaders have assumed important leadership roles as Division President, GYN Surgical, Vice President of Sales, Breast and Skeletal Health and Corporate Secretary. Additionally, given that our commercial teams are an important pipeline for senior management, we are pleased that a significant number of our commercial team members below the level of vice president are women and/or people of color.
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
Health and Safety
We seek to comply in letter and in spirit with applicable health and safety laws and regulations and implement programs, policies and procedures to achieve compliance throughout the Company. We also establish our own environmental health and safety standards in addition to those that are legally required. We employ management systems and procedures designed to protect human safety, health, and the environment. In fact, during the COVID-19 pandemic, we took additional health and safety measures. We seek to reduce risk and protect our employees and communities by employing safe technologies and operating procedures, and by maintaining a business continuity program to stay prepared for emergencies. We have also developed safety rules and procedures to address behaviors and work practices that can lead to accidents and injuries. Safety performance is assessed throughout the year by management and during annual performance reviews.
In addition, we have developed several employee-focused initiatives to support the physical, mental, and financial well-being of our employees. These initiatives include providing enhanced accident and critical illness insurance, access to telehealth services, developing an employee assistance program that provides mental health therapy, wellness coaching, and medication management, and offering subscriptions to self-care mobile apps.
Community Engagement and Volunteerism
We take the role we play as leaders in the communities where we live and work seriously. Our philanthropic and charitable efforts are an important part of our culture. We center our giving efforts in three specific areas to maximize our impact in ways that align with the values of our employees and customers: (i) women's health, and other healthcare fields in which Hologic operates; (ii) science, technology, engineering, and math education (STEM), especially for underprivileged groups; and (iii) social and racial equality, especially in healthcare. In fiscal 2022, we announced an expansion of our philanthropic activities, pledging to donate $5 million from our charitable fund over the year to further support the communities where our employees live and work. In fiscal 2023, we continued to support a variety of philanthropic activities.
We also support employees in giving back to community organizations through volunteering and matching donations. To that end, we further expanded our support for local non-profit groups, by providing our U.S. colleagues an additional paid day off to engage in community service. We also have continued to strengthen our scholarship funds. The Hologic Scholarship Fund awards scholarships of $2,500 to $5,000 for employees' children and grandchildren. We also support students near our largest U.S. facilities by providing scholarship funding to three non-profit organizations that help students from underserved communities become the first in their family to attend college.

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

Item 1A. Risk Factors
In evaluating our business, the risks described below, as well as other information contained in this Annual Report and in our other filings with the SEC should be considered carefully. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business. The occurrence of any of these events or circumstances could individually or in the aggregate have a material adverse effect on our business, financial condition, cash flow or results of operations. This report contains forward-looking statements; please refer to the cautionary statements made under the heading “Special Note Regarding Forward-Looking Statements” for more information on the qualifications and limitations on forward-looking statements.
GLOBAL CHALLENGES, INCLUDING MACROECONOMIC CONDITIONS AND RELATED FINANCIAL RISKS
The continuing worldwide macroeconomic and geopolitical uncertainty may adversely affect our business and prospects, both domestically and internationally.
Continued concerns about the systemic impact of potential long-term and wide-spread recession and geopolitical issues, including wars and terrorism, have contributed to increased market volatility and diminished expectations for economic growth in the world. Our business and results of operations have been and may continue to be adversely impacted by changes in macroeconomic conditions, including inflation, bank failures, rising interest rates and availability of capital markets. Uncertainty about global economic conditions, particularly in emerging markets and countries with government-sponsored healthcare systems, may also cause decreased demand for our products and services and increased competition, which could result in lower sales volume and downward pressure on the prices for our products, longer sales cycles, and slower adoption of new technologies. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply. In addition, continuing social concerns and divisions in the U.S. and throughout the world, could have a material, adverse effect on the economic conditions in markets we serve, and our results of operations, cash flow and financial position.
Market acceptance of our medical products in the U.S. and other countries is dependent upon the medical equipment purchasing and procurement practices of our customers, patient need for our products and procedures and the reimbursement of patients' medical expenses by government healthcare programs and third-party payors. The continuing uncertainty surrounding global economic conditions and financial markets may cause the purchasers of medical equipment to decrease their medical health insurance premiums and procurement activities. Economic uncertainty, an increase in unemployment rates, as well as an increase in health insurance premiums, co-payments and deductibles may result in cost-conscious consumers making fewer trips to their physicians and specialists, which in turn would adversely affect demand for our products and procedures. Furthermore, governments and other third-party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could adversely affect sales of our products.
Our international sales are often denominated in foreign currencies, including the Euro, UK Pound and Chinese Yuan. Changes in currency exchange rates, particularly the increase in the value of the dollar against any such foreign currencies, may reduce the reported value of our revenues outside the U.S. and associated cash flows and our ability to compete effectively in foreign markets. In addition, such fluctuations can also result in foreign currency exchange losses. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes. We currently have limited hedging arrangements in place to mitigate some of the impact of negative exchange rates.
Our international operations and foreign acquisitions expose us to additional operational challenges that we might not otherwise face.
International expansion is a key component of our growth strategy. In fiscal 2023, 26.0% of our revenue came from outside of the U.S. As we grow internationally, our future and existing international operations may subject us to a number of additional risks and expenses, any of which could harm our operating results. These risks and expenses include:
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

In addition, government policies on international trade and investment such as import quotas, capital controls or tariffs, whether adopted by individual governments or addressed by regional trade blocks, can affect the demand for our products and services, impact the competitive position of our products or prevent us from being able to sell products in certain countries. The implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs or new barriers to entry, could negatively impact our business, results of operations and financial condition. For example, a government's adoption of “buy national” policies or retaliation by another government against such policies could have a negative impact on our results of operations.

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

As part of our long-term strategy, we are engaged in business development activities including evaluating future acquisitions, joint development opportunities, technology licensing arrangements and other opportunities to further expand our presence in or diversify into priority growth areas by accessing new products and technologies. We may not be able to identify appropriate business development activities or acquisition candidates, consummate transactions or obtain agreements with favorable terms, if at all. We may also be subject to increasing regulatory scrutiny from competition and antitrust authorities in connection with acquisitions. If we are successful in pursuing future acquisitions, we may face significant competition, be required to expend significant funds, incur additional debt or other obligations, or issue additional securities, which may negatively affect our operating results and financial condition. If we spend significant funds or incur additional debt or obligations, our ability to obtain financing for working capital or other purposes could be adversely affected, and we may be more vulnerable to economic downturns and competitive pressures. During fiscal 2021, we made a number of tactical acquisitions which complemented our existing businesses. We continue to integrate those acquisitions. Any inability to successfully integrate new businesses, including our more recent acquisitions, decreases in customer loyalty or product orders, failure to retain or develop the acquired workforce, failure to realize anticipated economic, operational and other benefits and synergies in a timely manner, failure to establish and maintain appropriate controls or unknown or contingent liabilities could adversely affect our ability to realize the anticipated benefits of any new product or acquisition. For example, in the third quarter of fiscal 2023, we reassessed our short-term and long-term commercial plans for the Mobidiag business, which we acquired in fiscal 2021, and recorded aggregate impairment charges of $197.4 million. The integration of an acquired business, whether or not successful, requires significant efforts which may result in additional expenses and divert the attention of our management and technical personnel from other projects. Acquisitions, in particular, are inherently risky, and we cannot guarantee that any past or future transaction will be successful.

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

We also developed assays to detect COVID-19. Considerable uncertainty remains as to the demand for ongoing COVID-19 testing, and thus, for our COVID-19 assays. In addition, other companies have produced tests for COVID-19 (including so-called high throughput nucleic acid tests, rapid antigen tests and at-home testing solutions) which may lead to the diversion of customers away from us and toward other companies. As COVID-19 testing declines, customers may also consolidate their molecular testing menu to high throughput, high automation platforms which may further increase the competition our Panther and Panther Fusion instruments face. Continued decline in demand for our COVID-19 assays or a reduction in the reimbursement rates for our COVID-19 assays without a corresponding increase in our other businesses could have a material, adverse effect on our results of operations, cash flow and financial position.

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

Increased global cybersecurity vulnerabilities, threats, computer viruses, ransomware and phishing attacks and more sophisticated and targeted cyber-related attacks, as well as cybersecurity failures resulting from human error and technological errors, pose a risk to the security of Hologic and its customers, business partners' and suppliers' products, systems and networks and the confidentiality, availability and integrity of data on these products, systems and networks. As the perpetrators of such attacks become more capable, as cybercrime becomes commoditized, and as critical infrastructure is increasingly becoming digitized, the risks in this area continue to grow. While we attempt to mitigate these risks by employing certain physical, administrative, and technical measures, including, but not limited to, employee training, logical access controls, monitoring and testing, and maintenance of protective systems and contingency plans, we remain potentially vulnerable to additional known or unknown threats, and we cannot assure that the impact from such threats will not be material. In addition to existing risks, flexible work arrangements, the adoption of new technologies and acquisitions of new businesses may also increase our exposure to cybersecurity breaches and failures. We regularly assess external and internal cybersecurity-related risks and identify potential improvements to our cybersecurity program (including its staffing, processes, and technology). When potential improvements are identified, we weigh the costs and benefits of such improvements (including against other potential improvements) and, if selected, the improvements are added to a roadmap for possible implementation. Additionally, we have incurred and expect to continue to incur significant costs implementing additional security measures to protect against existing and emerging cybersecurity threats.
We also have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations or customer-imposed controls. Despite our implementation of certain controls to protect our systems and sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced, lost or corrupted data, employee errors and/or malfeasance (including misappropriation by departing employees) that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action. While we carry cyber liability insurance, such insurance may not cover us with respect to any or all claims or costs associated with such a breach. Although we have experienced occasional cybersecurity incidents and/or attempted breaches of our computer systems, to date we do not believe any of these breaches have had a material effect on our business, operations or reputation.

Failure to comply with laws relating to the confidentiality of sensitive personal information or standards related to the transmission of electronic health data, may require us to make significant changes to our products, or incur penalties or other liabilities.
State, federal and foreign laws, such as the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, regulate the confidentiality of sensitive personal information and the circumstances under which such information may be released. These measures may govern the disclosure and use of personal and patient medical record information and may require users of such information to implement specified security measures, and to notify individuals in the event of privacy and security breaches. Evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to re-design our products in a timely manner, either of which could have an adverse impact on our results of operations. Other health information standards, such as regulations under HIPAA, establish standards regarding electronic health data transmissions and transaction code set rules for specified electronic transactions, for example transactions involving submission of claims to third-party payors. These standards also continue to evolve and are often unclear and difficult to apply. We have incurred and expect that we will continue to incur significant costs implementing additional security measures to protect against new or enhanced data security or privacy threats, or to comply with current and new federal, state and international laws governing the unauthorized disclosure or exfiltration of confidential and personal information which are continuously being enacted and proposed. Outside the U.S., we are impacted by privacy and data security requirements at the international, national and regional level, and on an industry specific basis. More privacy and security laws and regulations are being adopted, and more are being enforced, with potential for significant financial penalties. In the EU, increasingly stringent data protection and privacy rules have been enacted. The EU General Data Protection Regulation (GDPR) applies uniformly across the EU and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances. The GDPR also requires companies processing personal data of individuals residing in the EU to comply with EU privacy and data protection rules. Failure to maintain the confidentiality of sensitive personal information in accordance with the applicable regulatory requirements, or to abide by electronic health data transmission standards, could expose us to breach of contract claims, fines and penalties, costs for remediation and harm to our reputation.
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
Professional societies, government agencies, practice management groups, private health/science foundations, and organizations involved in healthcare issues may publish guidelines, recommendations or studies to the healthcare and patient communities. Organizations like these have in the past made recommendations about our products and those of our competitors. If followed by healthcare providers and insurers, such publications could result in decreased use of our products. For example, in November 2012, the American Congress of Obstetrics and Gynecologists, known as the ACOG, released updates in which it recommended less frequent cervical cancer screening similar to guidelines released in March 2012 by the U.S. Preventive Services Task Force, or the USPSTF, and the American Cancer Society. We believe that these recommendations and guidelines may have contributed to increased screening intervals for cervical cancer, which we believe has and may continue to adversely affect our ThinPrep revenues. Our cervical cancer screening revenues, primarily from ThinPrep sales, may also be adversely affected by the July 2020 American Cancer Society cervical cancer screening guidelines, which recommended the use of a human papillomavirus (HPV) test for primary screening rather than co-testing (the use of an HPV test with a Pap test) or a standalone Pap test. In addition, on October 20, 2015, the American Cancer Society issued guidelines recommending that women start annual mammograms at age 45 instead of 40 and have a mammogram every two years instead of annually. We believe that this recommendation may have resulted in a decrease in the use of mammography systems.

BUSINESS CONTINUITY AND RELIANCE ON THIRD PARTIES

Supply Chain and Manufacturing

Supply chain constraints and inflationary pressures have had, and may continue to have, a material adverse effect on our ability to procure raw materials and components, including semiconductor chips, and to meet customer demand for, and increase our costs to manufacture, warehouse, and transport, certain of our products.

Global supply constraints have and may continue to adversely affect our ability to meet customer demand, and increase our costs to manufacture, transport and warehouse a certain subset of our products. In addition, global supply constraints have resulted in increases to the costs of production of certain of our products that we may not be able to pass on to our customers. We expect these factors will continue to impact us in the future and obtaining alternative sources of raw materials and components could involve significant costs and regulatory challenges and may not be available to us on reasonable terms, if at all. In particular, our ability to manufacture our Breast Health capital equipment products, primarily, but not limited to, our 3D Dimensions systems, Trident specimen radiography systems, Affirm Prone Biopsy systems and Brevera systems, is dependent on the supply of such raw materials and components, including semiconductor chips. If we are unable to obtain sufficient quantities of raw materials and components on commercially reasonable terms or in a timely manner, our ability to manufacture our capital equipment products, in particular, our Breast Health products, on a timely and cost-competitive basis could materially adversely affect our revenues and results of operations and harm our competitive position and reputation.

Our reliance on one third-party manufacturer for certain of our product lines and a limited number of suppliers for some key raw materials, components and subassemblies for our products exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs.

We have sole source third-party manufacturers for each of our Panther and Tigris molecular diagnostics instruments and for our Skeletal Health products. Similarly, we rely on one or a limited number of suppliers for some key components or subassemblies for our products due to cost, quality, expertise or other considerations. We have no firm long-term volume commitments with certain of our sole source suppliers, including the manufacturers of our Panther or Tigris instruments. Similarly, we rely on one or a limited number of suppliers for some key raw materials for our products due to cost, quality, expertise or other considerations, and some of these suppliers are competitors. For example, F. Hoffmann-LaRoche Ltd, a direct competitor of our Diagnostics business, is the parent company of Roche, our current supplier of certain key raw materials for certain of our amplified NAT diagnostic assays. GE Healthcare Bio-Sciences Corp., an affiliate of GE, supplies us with the membranes used in connection with our ThinPrep product line. GE is a direct competitor with our Breast Health and Skeletal Health businesses. Moreover, we use certain components in our products, including semiconductor chips, that have been the subject of global supply chain shortages and disruptions. If any of our sole source manufacturers or suppliers, or other third-party manufacturers or suppliers, experiences delays, disruptions, capacity constraints or quality control problems in its development or manufacturing operations or becomes insolvent or otherwise fails to supply us with goods in sufficient quantities, including as a result of disruptions caused by epidemics or pandemics, natural disasters, supplier facility shutdowns, or otherwise, then shipments to our customers could be delayed, which would decrease our revenues and harm our competitive position and reputation. Moreover, the failure of a supplier to provide sufficient quantities, acceptable quality and timely delivery of goods at an acceptable price, or an interruption in the delivery of goods from such a supplier could adversely affect our business and results of operations. Obtaining alternative sources of supply of products, components, subassemblies or raw materials could involve significant delays and other costs and regulatory challenges and may not be available to us on reasonable terms, if at all.

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

Business Continuity

Interruptions, delays, shutdowns or damage at our manufacturing or laboratory facilities, or the facilities of third parties on which we depend, could harm our business.

In most cases, the manufacturing and warehousing of each of our products is concentrated in one or a few locations. In addition, we rely on a single laboratory facility to process each of our Biotheranostics gene expression tests for breast cancer. An interruption in manufacturing, testing capabilities or warehousing at any of these facilities, as a result of equipment failure, transportation interruptions, disruptions caused by strikes or other labor unrest, epidemics or pandemics, natural disaster, environmental factors or property damage could reduce, delay or prevent the production and distribution of our products. Our facilities and those of our contract manufacturers, suppliers, customers or third parties on which we depend are also subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods or weather conditions, or other events outside of our control. Our facilities may experience plant shutdowns, strikes or other labor disruptions, or periods of reduced production as a result of equipment failures, loss of power, gray outs, delays in deliveries or extensive damage, which could harm our business and prospects. Some of our manufacturing operations are located outside the U.S., including in Costa Rica and the United Kingdom. Those manufacturing operations are also subject to additional challenges and risks associated with international operations described herein.
CUSTOMER CONCENTRATION AND DISTRIBUTORS
Our Diagnostics segment depends on a small number of customers for a significant portion of its product sales, and the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce revenues in our Diagnostics segment.
Although we do not currently have any customers that represent more than 10% of our consolidated revenues, or more than 10% of a business segment's revenue in fiscal 2023, 2022, and 2021, historically a material portion of product sales in our Diagnostics segment came from (and we anticipate will continue to come from) a limited number of customers. The loss of any of these key customers, or a significant reduction in sales volume or pricing to these customers, could significantly reduce our Diagnostics segment revenues or profitability.
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
The loss of any of our key personnel, particularly executive management or key research and development personnel, could harm our business and prospects and could impede the achievement of our research and development, operational or strategic objectives. We also continue to face the challenges of maintaining employee well-being, recognizing that the continued additional financial, family and health burdens that many employees may be experiencing due to macroeconomic uncertainties, including inflation, and other factors, may adversely impact job performance and employee retention. Additionally, in our industry, there is substantial competition for key personnel in the regions in which we operate. We face intense competition for employees, particularly as employees are increasingly able to work remotely. Also, facilitating seamless leadership transitions for key positions is a critical factor in sustaining the success of our organization. If our succession planning efforts are not effective, it could adversely impact our business. We continue to assess the key personnel that we believe are essential to our long-term success. Future organizational changes could also cause our employee attrition rate to increase. If we fail to effectively manage any organizational and/or strategic changes, our financial condition, results of operations, and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed.
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

Similarly, our international operations are subject to the provisions of the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), which prohibits U.S. companies and their representatives from offering or making improper payments to foreign officials for the purpose of obtaining or retaining business. In many countries, the healthcare professionals we regularly interact with may meet the definition of a foreign official for purposes of the FCPA. Our international operations are also subject to various other international anti-bribery laws such as the UK Anti-Bribery Act. Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and compliance programs and internal policies and procedures, we may not always prevent unauthorized, reckless or criminal acts by our employees or agents, or employees or agents of businesses or operations we may acquire. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and have a material adverse effect on our business, financial condition and results of operations. We also could be subject to adverse publicity, severe penalties, including criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes and other remedial actions. Moreover, our failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, and withdrawal of an approved product from the market.
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
The sale and use of our diagnostic products could also lead to product liability claims if someone were to allege that one of our products contained a design or manufacturing defect that resulted in inaccurate test results or the failure to detect a disorder for which it was being used to screen, or caused injuries to a patient. We are currently the subject of product liability litigation proceedings described in more detail under Note 15 to our consolidated financial statements entitled “Litigation and Related Matters”. The outcome of litigation is difficult to assess or quantify. Any product liability claim brought against us, with or without merit, could result in an increase in our product liability insurance rates or the inability to secure additional coverage in the future. Also, even a meritless or unsuccessful product liability claim could be time consuming and expensive to defend. This could result in a diversion of management’s attention from our business and adversely affect the perceived safety and efficacy of our products, which could harm our business and prospects.
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

Pandemics or disease outbreaks, such as the COVID-19 pandemic, have created and may continue to create significant volatility, uncertainty and economic disruption in the markets we sell our products into and operate in, primarily the U.S., Europe, and Asia-Pacific and may negatively impact business and healthcare activity globally. In response to the COVID-19 pandemic, governments around the world imposed measures designed to reduce the transmission of COVID-19 and individuals responded to the fear of contracting COVID-19. In particular, elective procedures and exams were delayed or cancelled, there has been a significant reduction in physician office visits, and hospitals postponed or canceled capital purchases as well as limited or eliminated services. While elective procedures and exams and capital purchases have increased from initially depressed levels, a reduction in elective procedures, exams and capital purchases has had, and we believe may continue to have, a negative impact on the sales of most of our products (other than our COVID-19 assays and related systems and ancillaries). Additionally, governments and other third-party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could further adversely affect sales of our products.

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
As of September 30, 2023, we had approximately $2.84 billion aggregate principal of indebtedness outstanding (exclusive of additional funds that would be available to draw under our revolver). We also have other contractual obligations and deferred tax liabilities, which as of September 30, 2023, are described under “Notes to Consolidated Financial Statements — Income Taxes, and Non-cancelable Purchase Commitments.” This significant level of indebtedness and our other obligations may:

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
Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures, strategic transactions and expansion efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not be able to generate sufficient cash flow from operations, and we cannot assure that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness as such indebtedness matures and to fund our other liquidity needs. If this occurs, we will need to refinance all or a portion of our indebtedness on or before maturity, and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may need to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These alternative strategies may not be effected on satisfactory terms, if at all. Our ability to refinance our indebtedness or obtain additional financing, or to do so on commercially reasonable terms, will depend on, among other things, our financial condition at the time, restrictions in agreements governing our indebtedness, and other factors, including the condition of the financial markets and the markets in which we compete. If we do not generate sufficient cash flow from operations, and additional borrowings, refinancings or proceeds from asset sales are not available to us, we may not have sufficient cash to enable us to meet all of our obligations.
A significant portion of our indebtedness is subject to floating interest rates, which may expose us to higher interest payments.
A significant portion of our indebtedness is subject to floating interest rates, which makes us more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in our business. As of September 30, 2023, approximately $1.5 billion aggregate principal of our indebtedness, which represented the outstanding principal under our credit facilities, was subject to floating interest rates. We currently have hedging arrangements (interest rate swaps) in place to partially mitigate the impact of higher interest rates. We have an interest rate swap in the notional amount of $1.0 billion expiring on December 17, 2023, and have entered into two consecutive interest rate swaps that will provide us with a continued hedge, in the notional amounts of $500 million, through September 25, 2026, following the expiration of our current interest rate swap. The new interest rate swaps are at higher interest rates than the current swaps. As a result of the lower notional amount and higher interest rates, we expect that we will continue to have exposure to increased interest rates and incur charges for interest at a higher rate, following the expiration of our current interest rate swap on December 17, 2023.
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

Material Properties Owned:	Primary Use
Newark, DE	Breast Health DirectRay digital detector research and development and plate manufacturing operations
Manchester, UK	Administrative and supply chain operations
Londonderry, NH	Diagnostics manufacturing operations
San Diego, CA	Diagnostics headquarters, including administrative and manufacturing operations
San Diego, CA	Diagnostics research and development, administrative and manufacturing operations

Material Properties Leased:	Primary Use	Lease Expiration (fiscal year)	Renewals
Danbury, CT	Breast Health manufacturing facility	2026	None
Marlborough, MA	Headquarters, including research and development, manufacturing and distribution operations	2025	2, five-year periods
Marlborough, MA	Manufacturing operations	2029	None
Alajuela, Costa Rica	Administrative and Surgical and Breast Health manufacturing facility	2028	2, five-year periods
Manchester, UK	Diagnostics manufacturing operations and research and development	2035	None
Ougrée, Belgium	Manufacturing operations and research and development	2032	None
We also lease various administrative and customer support centers throughout the world including in Brussels, Belgium, Berlin, Germany, Madrid, Spain, and Shanghai and Beijing, China. In addition, we also lease space for smaller, specialized research and development and manufacturing operations at various additional locations including Espoo, Finland.

Item 3. Legal Proceedings
For a discussion of legal matters as of September 30, 2023, please see Note 15 to our consolidated financial statements entitled “Litigation and Related Matters,” which is incorporated by reference into this item.

Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. Our common stock is traded on the Nasdaq Global Select Market under the symbol “HOLX.”
Number of Holders. As of November 14, 2023, there were approximately 793 holders of record of our common stock, including multiple beneficial holders at depositories, banks and brokers listed as a single holder in the street name of each respective depository, bank or broker.
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
Recent Sales of Unregistered Securities. We did not sell unregistered securities during the fourth quarter of fiscal 2023.
Issuer's Purchases of Equity Securities

Period of Repurchase	Average Price Paid Per Share ($)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (2)
July 2, 2023 – July 29, 2023	$—	—	$736.5
July 30, 2023 – August 26, 2023	75.50	1,512,204	622.3
August 27, 2023 – September 30, 2023	71.60	1,728,219	498.6
Total	$73.42	3,240,423	$498.6
 ___________________________________

(1)On September 22, 2022, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of the Company’s outstanding common stock, effective as of the close of trading on September 23, 2022. As of September 30, 2023, $498.6 million remained unused under this program. The program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. For additional information regarding the Company’s repurchase programs, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Stock Repurchase Program.”

Stock Performance Graph
The following information shall not be deemed to be “filed” with the SEC nor shall the information be incorporated by reference into any filings under the Securities Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.
The following graph compares cumulative total shareholder return on our common stock since September 29, 2018 with the cumulative total return of the Standard & Poor’s 500 Index and the S&P Health Care Supplies Index. This graph assumes the investment of $100 on September 29, 2018 in our common stock. Measurement points are the last trading day of each respective fiscal year.

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
Through our Diagnostics segment, we offer a wide range of diagnostic products, which are used primarily to aid in the screening and diagnosis of human diseases. Our primary Diagnostics products include our molecular diagnostic assays, which run on our advanced instrumentation systems (Panther, Panther Fusion and Tigris), our ThinPrep cytology system, and the Rapid Fetal Fibronectin Test. Our Aptima family of molecular diagnostic assays is used to detect, among other things, the infectious microorganisms that cause common sexually transmitted diseases, or STDs, such as chlamydia and gonorrhea, or CT/NG; certain high-risk strains of human papillomavirus, or HPV; Trichomonas vaginalis, the parasite that causes trichomoniasis; Mycoplasma genitalium; and Herpes Simplex viruses 1 and 2. We also offer viral load tests for the quantitation of Hepatitis B virus, Hepatitis C virus, human immunodeficiency virus, or HIV, and human cytomegalo virus, or CMV, for use on our Panther instrument system. In addition, we offer bacterial vaginosis and candida vaginitis assays for the diagnosis of vaginitis, a common and complex ailment affecting millions of women a year. Our assay portfolio also includes diagnostic tests for a range of acute respiratory infections, including SARS-CoV-2, various strains of influenza and parainfluenza, and respiratory syncytial virus, as well as a test for the detection of Group B Streptococcus, or GBS, that are run on the Panther Fusion system, a field upgradeable instrument addition to the base Panther system. In response to the COVID-19 pandemic, we developed and launched the Aptima SARS-CoV-2 assay and the Aptima SARS-CoV-2/Flu assay (each of which runs on our standard Panther system) and the Panther Fusion SARS-CoV-2 assay (which runs on our Panther Fusion system). In May 2022, we CE-marked two new molecular assays, Panther Fusion EBV Quant assay for quantitation of Epstein-Barr virus, and the Panther Fusion BKV Quant assay for quantitation of the BK virus. These two new assays are the first quantitative real-time PCR assays on the Panther Fusion system. These assays, along with the Aptima CMV Quant assay, expand our Panther Fusion menu of transplant monitoring assays. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth. We also generate service revenues from our CLIA-certified laboratory for testing related to breast cancer and all metastatic cancers.
Our Breast Health segment offers a broad portfolio of solutions for breast cancer care primarily in the areas of radiology, breast surgery, pathology and treatment. These solutions include 3D digital mammography systems, image analytics software utilizing artificial intelligence, reading workstations, minimally invasive breast biopsy guidance systems, breast biopsy site markers, localization, specimen radiology, connectivity solutions and breast conserving surgery products. Our most advanced breast imaging platforms, Selenia 3D Dimensions and 3Dimensions, utilize tomosynthesis to produce 3D images that show multiple contiguous slice images of the breast, which we refer to as the Genius 3D Mammography exam.
Our GYN Surgical products include our MyoSure Hysteroscopic Tissue Removal System, or MyoSure, NovaSure Endometrial Ablation System, or NovaSure, our Fluent Fluid Management system, or Fluent, our Acessa ProVu laparoscopic radiofrequency ablation system, or Acessa ProVu system, as well as our CoolSeal vessel sealing portfolio and our JustRight surgical stapler. The MyoSure suite of devices offers four options to provide incision-less removal of fibroids, polyps, and other pathology within the uterus. The NovaSure portfolio is comprised of the NovaSure CLASSIC and NovaSure ADVANCED devices and most recently, the NovaSure portfolio V5 device for the treatment of abnormal uterine bleeding. The Fluent system is a fluid management system that provides liquid distention during diagnostic and operative hysteroscopic procedures. The Acessa ProVu system is a fully integrated system that uses laparoscopic ultrasound, guidance mapping and radio frequency ablation to treat nearly all types of fibroids. The CoolSeal portfolio includes the Trinity, Reveal, and Mini advanced bipolar vessel sealing devices. The JustRight surgical stapler features a smaller instrument profile and is used for laparoscopic general and pediatric surgery.
Our Skeletal Health segment's products includes our Horizon DXA, a dual energy x-ray system, which evaluates bone density and performs body composition assessments, and our Fluoroscan Insight FD mini C-arm, which assists in performing minimally invasive orthopedic surgical procedures on a patient's extremities, such as the hand, wrist, knee, foot, and ankle.
Unless the context otherwise requires, references to we, us, Hologic or our company refer to Hologic, Inc. and its consolidated subsidiaries.

Supply Chain Considerations

The current worldwide supply chain shortages and constraints continue to impact, although to a lesser extent compared to fiscal 2022, our ability to obtain certain critical raw materials and components used primarily in our Breast Health capital equipment products. We are also dependent on a small number of semiconductor manufacturers and their allocation of chips to us. Based on our recent experience and current understanding of their allocation of chips to us, we have been able to and expect that we will continue to be able to increase production to normalized levels. If such allocation does not meet our expectations or we are not able to obtain alternative sources of chips, we believe we will not be able to manufacture sufficient quantities of our capital equipment products, primarily Selenia Dimensions and 3Dimension systems, Trident specimen radiography systems and Affirm Prone biopsy systems to meet customer demand and our results of operations would be adversely affected. In addition, the prices of certain raw materials and components have been rising due to certain supply chain shortages and inflation and could increase our costs further.

Acquisitions and Dispositions
The following sets forth a description of certain of our acquisitions and dispositions we have completed in our last two fiscal years:
SuperSonic Imagine Ultrasound Imaging
On September 28, 2023, we entered into a definitive agreement to sell our SSI ultrasound imaging business to SSH Holdings Limited for a sales price of $1.9 million in cash. The sale was completed on October 3, 2023. We have also agreed to provide certain transition services for up to one year, depending on the nature of the service. The SSI ultrasound imaging asset group met the criteria to be classified as assets held-for-sale in the fourth quarter of fiscal 2023. As a result, we recorded a charge of $51.7 million in the fourth quarter of fiscal 2023 to record the asset group at its fair value less costs to sell pursuant to ASC 360, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets.

JW Medical
On July 3, 2023, we completed the acquisition of assets from JW Medical Corporation (“JW Medical”) for a purchase price of $6.7 million. JW Medical was a long-standing distributor of our Breast Health products in South Korea.
Normedi

On April 3, 2023, we completed the acquisition of Normedi Nordic AS (“Normedi”) for a purchase price of $7.7 million, which includes $1.1 million for contingent consideration. Normedi was a long-standing distributor of our Surgical products in the Nordics region of Europe.
Bolder Surgical
On November 29, 2021, we completed the acquisition of Bolder Surgical Holdings, Inc. (“Bolder”) for a purchase price of $160.1 million. Bolder, located in Louisville, Colorado, is a developer and manufacturer of energy vessel sealing surgical devices used in both laparoscopic and open procedures. Based on our valuation, we allocated $96.7 million of the purchase price to the value of intangible assets and $68.8 million to goodwill. Bolder's results of operations are reported in our GYN Surgical segment.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2023 Compared to Fiscal Year Ended September 24, 2022
Product Revenues

	Fiscal Years Ended
	September 30, 2023		September 24, 2022		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$1,764.4	43.8%	$2,924.6	60.1%	$(1,160.2)	(39.7)%
Breast Health	836.6	20.8%	680.5	14.0%	156.1	22.9%
GYN Surgical	600.0	14.9%	521.4	10.7%	78.6	15.1%
Skeletal Health	78.9	2.0%	64.7	1.3%	14.2	21.9%
	$3,279.9	81.4%	$4,191.2	86.2%	$(911.3)	(21.7)%
We had a decrease in product revenue of 21.7% in fiscal 2023 compared to fiscal 2022. This decrease was primarily due to the decline in revenues in the Diagnostics business as a result of lower COVID-19 assay sales. This decrease in product revenue was partially offset by an increase in Breast Health and Skeletal Health revenue as supply chain constraints continued to ease, an increase in GYN Surgical revenues, as well as an extra week of activity in the current fiscal year compared to the prior fiscal year.
Diagnostics product revenues decreased 39.7% in fiscal 2023 compared to fiscal 2022 primarily due to a decrease in Molecular Diagnostics of $1,173.2 million, partially offset by an increase in Cytology and Perinatal revenue of $6.8 million, and an increase in Blood Screening of $6.2 million. Molecular Diagnostics product revenue was $1,254.3 million in fiscal 2023 compared to $2,427.5 million in fiscal 2022. The decrease was primarily attributable to a reduction of $1,182.3 million in sales of our two SARS-CoV-2 assays (primarily the Aptima SARS-CoV-2 assay and to a lesser extent the Panther Fusion SARS-CoV-2 assay) to $248.2 million in fiscal 2023 compared to $1,430.5 million in fiscal 2022 primarily due to lower demand from an improvement in the COVID-19 pandemic compared to the prior year, the increasing use of rapid tests and a decrease in average selling prices internationally. We also had a decrease in sales of collection devices as a result of lower assay sales, lower Panther instruments sales as demand for those instruments has decreased, which we primarily attribute to our significantly expanded install base and the decline in the COVID-19 pandemic in the current year, and lower Mobidiag product sales. These decreases were partially offset by an increase of $86.3 million in our Aptima assays (exclusive of our SARS-CoV-2 assay), primarily driven by an increase in our CV Candida, Bacterial Vaginosis, and CT/NG assay volumes, which we attribute to an increase in wellness visits and expanded adoption by our laboratory customers. In addition, we had an increase in worldwide sales of our Fusion respiratory products, which we attribute to a strong flu season, and Quant Viral assays, including our HIV assay sold in Africa, in the current fiscal year. Within Cytology & Perinatal, we had an increase in sales of our ThinPrep Pap Test products driven by increased demand which we primarily attribute to the increase in wellness visits following the recovery from the COVID-19 pandemic, partially offset by lower Perinatal volumes in Europe. We also experienced a decline in revenue from international sales denominated in foreign currencies from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.
Breast Health product revenues increased 22.9% in fiscal 2023 compared to fiscal 2022 primarily due to a significant increase in volumes of our digital mammography systems, primarily Selenia 3D Dimensions and 3Dimensions systems and related workstation and workflow products including software, and to a lesser extent an increase in Trident systems unit sales and higher Faxitron breast conserving surgery products. The increase in volume was primarily driven by the improvement in supply chain constraints related to electronic components, primarily semiconductor chips, which impacted our ability to manufacture sufficient quantities to meet customer demand in the prior year. These increases were slightly offset by a reduction in the volume of our ultrasound imaging products. In addition, we had an increase in sales of our interventional breast solutions products of $8.7 million in the current fiscal year compared to the prior fiscal year primarily driven by higher Brevera systems sales and related disposables, partially offset by lower volumes of Eviva handpieces. We also experienced a decline in revenue from international sales denominated in foreign currencies from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.

GYN Surgical product revenues increased 15.1% in fiscal 2023 compared to fiscal 2022, primarily due to increases in the sales volume of our MyoSure devices, Fluent Fluid Management disposables and NovaSure devices as procedure rates continue to recover from the impact of the COVID-19 pandemic and to a lesser extent an increase in sales volume of our CoolSeal vessel sealers from the Bolder acquisition as we expand physician adoption. Partially offsetting this increase was the negative effect on revenue from international sales denominated in foreign currencies from the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.
Skeletal Health product revenues increased 21.9% in fiscal 2023 compared to fiscal 2022 primarily due to an increase in sales volume of our Horizon DXA systems and to a lesser extent our InSight FD Fluoroscan systems and system upgrades. The sales volume increase was largely attributable to the easing of supply chain constraints.
Product revenues by geography as a percentage of total revenues were as follows:

	Years ended
	September 30, 2023	September 24, 2022
United States	74.0%	69.4%
Europe	13.9%	19.7%
Asia-Pacific	6.6%	7.7%
Rest of World	5.5%	3.2%
	100.0%	100.0%
The percentage of product revenue derived from the U.S. increased while Europe and Asia-Pacific decreased, which we primarily attribute to the significant increase in the U.S. of Breast Health capital equipment sales and related workflow products including software, and increases in Aptima assay sales (exclusive of our Aptima SARS-CoV-2 assays), Surgical devices and disposables including MyoSure, Fluent, and CoolSeal, as well as a lesser decline in SARS-CoV-2 assay volume in the U.S. compared to Europe and Asia-Pacific. Product revenue decreased in China in the current year which we primarily attribute to surges of COVID-19 and related shutdowns in the first six months of the current year, which primarily impacted the sale of our Diagnostics products (excluding SARS-CoV-2 assays) and digital mammography systems. The percentage of product revenue increased in Rest of World in the current year primarily due to an increase in Breast Health capital equipment sales and to a lesser extent Surgical sales for Canada, the Middle East, and Latin America, partially offset by a decrease in SARS-CoV-2 assay volumes in the Rest of World.
Service and Other Revenues

	Years Ended
	September 30, 2023		September 24, 2022		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$750.5	18.6%	$671.6	13.8%	$78.9	11.7%
Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment. Service and other revenues increased 11.7% in fiscal 2023 compared to fiscal 2022 primarily due to the continued conversion of a high percentage of our installed base of digital mammography systems to service contracts upon expiration of the warranty period, and to a lesser extent an increase in spare parts and installation and training revenue related to an increase in sales of our mammography systems. In the current year, revenues were also higher from the extra week of service contract activity, resulting in $7.9 million of incremental revenue. In our Diagnostics business, service revenue increased as a result of higher lab testing volumes from our Biotheranostics CLIA laboratory, which we primarily attribute to market acceptance from increased marketing efforts and improved customer experience.
Cost of Product Revenues

	Years Ended
	September 30, 2023		September 24, 2022		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Revenues	$1,184.3	36.1%	$1,166.1	27.8%	$18.2	1.6%
Amortization of Acquired Intangible Assets	205.7	6.3%	295.7	7.1%	(90.0)	(30.4)%
Impairment of Acquired Intangible Assets and Equipment	179.5	5.5%	17.4	0.4%	162.1	**
	$1,569.5	47.9%	$1,479.2	35.3%	$90.3	6.1%
** Percentage not meaningful
Product gross margin was 52.1% in fiscal 2023 compared to 64.7% in fiscal 2022.
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 36.1% in the current year compared to 27.8% in the prior year. Cost of product revenues as a percentage of revenue increased in fiscal 2023 primarily due to a decrease in sales of our SARS-CoV-2 assays, which have higher gross margins compared to our other Diagnostic products and comprised 7.6% and 34.1% of total product revenue in fiscal 2023 and fiscal 2022, respectively. Higher product costs from supply chain constraints and inflation also contributed to the increase in the cost of product revenue. This increase was partially offset by higher sales of our digital mammography systems and related software products.
Diagnostics' product costs as a percentage of revenue increased in fiscal 2023 compared to fiscal 2022 primarily due to lower sales of our SARS-CoV-2 assays, a slight decline in average selling prices of certain assays, a $24.7 million charge recorded in the fourth quarter to write-off inventory related to a certain product line discontinuance, unfavorable manufacturing variances at certain of our manufacturing facilities and higher field service costs for our expanded instrument installed base. Partially offsetting this increase was lower sales of instruments, which carry low margins, an increase in sales of our Aptima, Fusion, and Quant Viral assays, and lower freight costs internationally.
Breast Health’s product costs as a percentage of revenue decreased in fiscal 2023 compared to fiscal 2022 primarily due to higher sales volumes of our higher margin products, primarily 3D Dimensions, and improved manufacturing utilization partially offset by a slight decline in average selling prices of our biopsy disposables due to competitive pressures, and higher prices of raw materials and components from supply chain constraints and inflation. Also partially offsetting the decrease in product costs as a percentage of revenue was an increase in inventory reserves and freight.
GYN Surgical’s product costs as a percentage of revenue increased slightly in fiscal 2023 compared to fiscal 2022 primarily due to product mix of higher volumes of lower margin products, mostly attributable to sales of our Fluent Fluid Management systems, CoolSeal vessel sealers and scopes, partially offset by an increase in volume of higher margin products, primarily MyoSure and NovaSure, as procedure rates continue to recover from the impact of the COVID-19 pandemic and higher average selling prices of our NovaSure V5 device.
Skeletal Health’s product costs as a percentage of revenue decreased in fiscal 2023 compared to fiscal 2022 primarily due to higher sales volumes of our Horizon DXA systems, upgrades and Insight FD systems as well as an increase in average selling prices of our Horizon DXA systems, partially offset by a decrease in average selling prices of our Insight FD systems and higher component costs from supply chain constraints and inflation.
Amortization of Acquired Intangible Assets. Amortization of intangible assets included in cost of product revenues relates to acquired developed technology, which is generally amortized over its estimated useful life of between 5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense decreased in fiscal 2023 compared to fiscal 2022 primarily due to lower amortization of intangible assets acquired in the Cytyc acquisition which became fully amortized in the beginning of the first quarter of fiscal 2023 and to a lesser extent, lower amortization of intangible assets acquired in the Mobidiag and SSI acquisitions due to impairment charges recorded in the third quarter of fiscal 2023, and lower amortization of intangible assets acquired in the Focal and Faxitron acquisitions due to impairments in the prior year.

Impairment of Intangible Assets and Equipment. During the third quarter of fiscal 2023, in connection with our company-wide annual budgeting and strategic planning process as well as evaluating the current operating performance of our Mobidiag business (included in the Diagnostics reportable segment), including product design and manufacturing requirements, we reassessed the short-term and long-term commercial plans for this business. We made certain operational and strategic decisions to invest and focus more on the long-term success of this business, which resulted in the significant reduction of forecasted revenues and operating results. As a result, we determined indicators of impairment existed and performed an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant, and Equipment - Overall, to determine if the cash flows expected to be generated by the Mobidiag business over the estimated remaining useful life of its primary asset were sufficient to recover the carrying value of the asset group. Based on this analysis the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets. Therefore, we were required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value of the asset group, we utilized the income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows were based on our most recent strategic plan and for periods beyond the strategic plan, our estimates were based on assumed growth rates expected as of the measurement date. We believe the assumptions were consistent with the plans and estimates that a market participant would use to manage the business. The discount rate used is intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the asset group. We used a discount rate of 17.0%. As a result of this analysis, the fair value of the Mobidiag asset group was below its carrying value. To record the asset group to fair value, we recorded an impairment charge of $186.9 million during the third quarter of fiscal 2023. The impairment charge was allocated to the long-lived assets on a pro-rata basis and $153.7 million of developed technology assets and $9.1 million of equipment was written off to cost of product revenues. Prior to recording this impairment charge, we determined that the in-process research and development asset (“IPR&D”) recorded in connection with the Mobidiag acquisition was impaired and based on its fair value determined utilizing the DCF, we recorded an impairment charge of $10.5 million in the third quarter of fiscal 2023. We believe our assumptions used to determine the fair value of the asset group were reasonable. Actual operating results and the related cash flows of the asset group could differ from the estimated operating results and related cash flows. In the event the asset group does not meet its forecasted projections, additional impairment charges could be recorded in the future.

In addition to the impairment charges discussed above, we also identified indicators of impairment related to our SSI ultrasound imaging business (included in the Breast Health reportable segment). We determined that the fair value of this asset group was approximately zero and the carrying value of the long-lived assets was fully impaired. As a result, we recorded an impairment charge of $26.4 million. The impairment charge was allocated to the long-lived assets and $16.7 million of developed technology assets were written off to cost of product revenues.

In fiscal 2022, we determined that certain developed technology assets acquired in the Focal and Faxitron acquisitions were impaired as a result of the decision to cease selling certain low volume products. As a result, we recorded an impairment charge of $17.4 million to write-off these developed technology assets.
Cost of Service and Other Revenues

	Years Ended
	September 30, 2023		September 24, 2022		Change
	Amount	% of Service and Other Revenues	Amount	% of Service and Other Revenues	Amount	%
Cost of Service and Other Revenues	$389.4	51.9%	$386.2	57.5%	$3.2	0.8%
Service and other revenues gross margin was 48.1% in fiscal 2023 compared to 42.5% in fiscal 2022. The increase in gross margin was primarily due to an increase in lab testing revenue from our Biotheranostics business, which has higher margins than our legacy service business, and an increase in the average selling prices and attachment rates of our Breast Health service contracts and time and material billings.
Operating Expenses

	Years Ended
	September 30, 2023		September 24, 2022		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$294.3	7.3%	$283.4	5.8%	$10.9	3.8%
Selling and marketing	595.2	14.8%	630.3	13.0%	(35.1)	(5.6)%
General and administrative	392.4	9.7%	407.7	8.4%	(15.3)	(3.8)%
Amortization of acquired intangible assets	28.1	0.7%	45.2	0.9%	(17.1)	(37.8)%
Impairment of intangible assets and equipment	44.3	1.1%	27.7	0.6%	16.6	59.9%
Contingent consideration—fair value adjustments	(14.9)	(0.4)%	(39.5)	(0.8)%	24.6	(62.3)%
Loss on assets held-for-sale	51.7	1.3%	—	—%	51.7	**
Restructuring and divestiture charges	12.0	0.3%	2.4	—%	9.6	400.0%
	$1,403.1	34.8%	$1,357.2	27.9%	$45.9	3.4%
** Percentage not meaningful
Research and Development Expenses. Research and development expenses increased 3.8% in fiscal 2023 compared to fiscal 2022 primarily due to an increase in compensation and benefits primarily from our deferred compensation plan and an extra week of expenses in the current fiscal year and an increase in Breast Health as the prior year period included a $5.2 million credit for the release of a research and development tax credit reserve related to the SSI acquisition. This increase was partially offset by a reduction in expenses to implement the European Medical Device Regulation (MDR) and In Vitro Diagnostic Regulation (IVDR) requirements. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses decreased 5.6% in fiscal 2023 compared to fiscal 2022 primarily due to lower spending on advertising and marketing initiatives as the prior year included a significantly larger sponsorship amount in fiscal 2022 for the Women's Tennis Association, the airing of our Super Bowl commercial, and grants supporting women’s health initiatives. These decreases were partially offset by higher compensation and benefits primarily driven by higher commissions from the increase in Breast Health and GYN Surgical sales, an increase in headcount, higher expense from our deferred compensation plan and an extra week of expenses in the current fiscal year, and to a lesser extent higher travel and meeting expenses.
General and Administrative Expenses. General and administrative expenses decreased 3.8% in fiscal 2023 compared to fiscal 2022 primarily due to a decrease in charitable donations of $23.0 million, a $7.4 million settlement awarded to Hologic in the Minerva litigation received in the first quarter of fiscal 2023, and lower tax consulting and legal expenses. These decreases were partially offset by an increase in compensation and benefits from higher expense from our deferred compensation plan due to stock market gains and an increase in stock compensation, an $8.9 million charge to settle a business dispute in connection with terminating the Mobidiag joint venture agreement in China, an increase in information systems infrastructure and facilities costs, an increase in reserves for sales and use tax matters, higher travel, and higher compensation and benefits from the extra week in the current fiscal year.
Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets primarily results from customer relationships and trade names related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 5 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense decreased 37.8% in fiscal 2023 compared to fiscal 2022 primarily due to assets from our Cytyc acquisition becoming fully amortized at the beginning of the first quarter of fiscal 2023.
Impairment of Intangible Assets and Equipment. As discussed above, we recorded an aggregate impairment charge of $197.4 million in the third quarter of fiscal 2023 related to our Mobidiag acquisition and $26.4 million related to our SSI ultrasound imaging assets. The impairment charges were allocated to the long-lived assets and written off to operating expenses as follows: Mobidiag - $10.5 million to IPR&D, $10.4 million to customer relationships, $10.7 million to trade names, and $3.0 million to equipment; Ultrasound Imaging - $2.4 million to customer relationships, $1.7 million to trade names, and $5.6 million to equipment.
Contingent Consideration Fair Value Adjustments. In connection with the acquisition of Acessa Health, Inc., or Acessa, we are obligated to make contingent earn-out payments. The payments are based on achieving incremental revenue growth over a three-year period ending annually in each of December 2021, 2022, and 2023. As of the acquisition date, we recorded a contingent consideration liability for the estimated fair value of the amount we expected to pay to the former shareholders of the acquired business. This liability is not contingent on future employment, and we recorded our estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, comparable company revenue growth rates, implied volatility and applying a risk adjusted discount rate. Increases or decreases in the fair value of contingent consideration liabilities can result from the passage of time, changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates. In the current year, we recorded a gain of $14.9 million based on a decrease in forecasted revenues over the remaining earn-out period. In fiscal 2022, we recorded a gain of $39.5 million primarily due to a reduction in forecasted revenues over the measurement period and to a lesser extent an increase in the discount rate from higher market interest rates.
Loss on Assets Held-For-Sale. As discussed above, we recorded a charge of $51.7 million in the fourth quarter of fiscal 2023 related to our SSI ultrasound imaging assets to record the asset group to fair value less the costs to sell.
Restructuring Charges. We have implemented various cost reduction initiatives to align our cost structure with our operations and related to integration activities. These actions have primarily resulted in the termination of employees. As a result, we recorded charges of $12.0 million in fiscal 2023 and $2.4 million in fiscal 2022, primarily related to severance benefits. For additional information, please refer to Note 7 to our consolidated financial statements.
Interest Income

	Years Ended
	September 30, 2023	September 24, 2022	Change
	Amount	Amount	Amount	%
Interest Income	$120.5	$12.9	$107.6	834.1%
Interest income in fiscal 2023 increased significantly compared to fiscal 2022 due to the significant increase in market interest rates over the past eighteen months as the U.S. Federal Reserve began periodically raising its Federal Funds Rate starting in March 2022. To a lesser extent, the increase in interest income was due to higher average cash balances in the current year compared to the prior year.
Interest Expense

	Years Ended
	September 30, 2023	September 24, 2022	Change
	Amount	Amount	Amount	%
Interest Expense	$(111.1)	$(95.1)	$(16.0)	16.8%
Interest expense in fiscal 2023 and 2022 primarily consisted of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense increased in fiscal 2023 compared to fiscal 2022 primarily due to an increase in the variable interest rate under our 2021 Credit Agreement based on SOFR, partially offset by $35.4 million received under an interest rate swap agreement, which hedges the benchmark interest rate, versus payments of $4.9 million under the interest rate swap in the prior year period. In addition, the prior year interest expense included debt refinancing costs for our 2021 Credit Agreement, and interest expense related to debt acquired in the Mobidiag acquisition which was paid off in the prior year.
Other Income (Expense), net

	Years Ended
	September 30, 2023	September 24, 2022	Change
	Amount	Amount	Amount	%
Other Income (Expense), net	$(1.7)	$30.9	$(32.6)	(105.5)%
In fiscal 2023, this account primarily consisted of net foreign currency exchange losses of $7.9 million, primarily from the mark-to-market of foreign currency contracts used to hedge operating results, partially offset by a gain of $5.6 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains.
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
Provision for Income Taxes

	Years Ended
	September 30, 2023	September 24, 2022	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$220.1	$286.2	$(66.1)	(23.1)%

Our effective tax rate for fiscal 2023 was a provision of 32.6%. The effective tax rate was higher than the U.S. statutory tax rate primarily due to the tax effect of the SSI ultrasound imaging assets-held-for-sale charge, income tax reserves, the global intangible low-taxed income inclusion, and state income taxes, partially offset by the impact of the U.S. deduction for foreign derived intangible income, and the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate.

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
Diagnostics

	Years Ended
	September 30, 2023	September 24, 2022	Change
	Amount	Amount	Amount	%
Total Revenues	$1,880.1	$3,018.5	$(1,138.4)	(37.7)%
Operating Income	$193.9	$1,359.4	$(1,165.5)	(85.7)%
Operating Income as a % of Segment Revenue	10.3%	45.0%
Diagnostics revenues decreased in fiscal 2023 compared to fiscal 2022 primarily due to the decrease in product revenues discussed above, partially offset by higher lab testing revenue from our Biotheranostics business.
Operating income for this business segment decreased in fiscal 2023 compared to fiscal 2022 primarily due to a decrease in gross profit from lower SARS-CoV-2 assay sales and the Mobidiag impairment charges of $197.4 million recorded in the third quarter discussed above. Gross margin was 44.7% in the current year compared to 67.1% in the prior year. The decrease in gross margin was primarily due to decreased sales of our SARS-CoV-2 assays which have a higher margin, a slight decline in average selling prices of certain assays, the impairment charges discussed above of which $162.8 million was included in costs of revenues, a $24.7 million charge to write-off inventory related to a product line discontinuance, unfavorable manufacturing variances at certain of our manufacturing facilities and higher field service costs from our expanded instrument installed base, partially offset by increases in core Aptima assay and ThinPrep Pap Test volumes, higher lab testing revenue and a $41.4 million decrease in intangible asset amortization expense as assets acquired in the Cytyc acquisition became fully amortized in the current year. Also partially offsetting the decrease was an increase in Fusion respiratory and Quant Viral assay volumes in the current fiscal year and lower freight costs internationally.

Operating expenses decreased in fiscal 2023 compared to fiscal 2022 primarily due to a decrease in marketing expenses and allocated advertising and charitable donations, a decrease in intangible asset amortization expense, and a decrease in commissions and bonus as well as lower consulting costs. Partially offsetting these decreases was the impairment charge discussed above of which $34.6 million was included in operating expenses, a settlement charge of $8.9 million related to the termination of the Mobidiag joint venture in China, an increase in compensation and benefits from the extra week in the current fiscal year, an increase in facilities cost and an increase in travel expenses.
Breast Health

	Years Ended
	September 30, 2023	September 24, 2022	Change
	Amount	Amount	Amount	%
Total Revenues	$1,432.7	$1,227.8	$204.9	16.7%
Operating Income	$273.0	$183.2	$89.8	49.0%
Operating Income as a % of Segment Revenue	19.1%	14.9%
Breast Health revenues increased in fiscal 2023 compared to fiscal 2022 primarily due to an increase in product and service revenue discussed above.

Operating income for this business segment increased in fiscal 2023 compared to fiscal 2022 primarily due to an increase in gross profit from both product sales and services, partially offset by an increase in operating expenses. Gross margin was 54.8% in the current year compared to 51.9% in the prior year. The increase in gross margin is primarily due to higher volumes of our capital equipment and related software sales, and interventional breast solutions devices, an increase in service margin from the continued conversion of digital mammography systems to service contracts and to a lesser extent the extra week in the current fiscal year and an increase in the average selling prices and attachment rates of our service contracts. These increases were partially offset by the impairment charges related to our SSI ultrasound imaging business discussed above, of which $16.7 million was included in cost of revenues, and higher costs for raw materials and components from supply chain constraints and inflation, and a slight decline in average selling prices of our biopsy disposables. We also had an increase in inventory reserves and freight in the current year.
Operating expenses increased in fiscal 2023 compared to fiscal 2022 primarily due to the loss on assets-held-for-sale of $51.7 million and impairment charges related to our SSI ultrasound imaging business discussed above, of which $9.7 million was included in operating expenses, an increase in commissions from higher sales, an increase in travel and meeting expense and higher restructuring costs, partially offset by a decrease due to the release of the research and development credit reserve related to the SSI acquisition and a decrease in marketing initiatives, allocated advertising and charitable contributions. In addition, there was an increase in compensation and benefits from the extra week in the current year.
GYN Surgical

	Years Ended
	September 30, 2023	September 24, 2022	Change
	Amount	Amount	Amount	%
Total Revenues	$604.2	$522.9	$81.3	15.5%
Operating Income	$188.9	$104.9	$84.0	80.1%
Operating Income as a % of Segment Revenue	31.3%	20.1%
GYN Surgical revenues increased in fiscal 2023 compared to fiscal 2022 due to the increase in product revenues discussed above.
Operating income for this business segment increased in fiscal 2023 compared to fiscal 2022 primarily due to an increase in gross profit offset by an increase in operating expenses. Gross margin was 67.7% in the current year, compared to 59.2% in the prior year. The increase in gross margin was primarily due to a decrease in intangible asset amortization expense of $41.2 million in the current year as assets acquired in the Cytyc acquisition became fully amortized, an increase in volume of higher margin products, primarily MyoSure and NovaSure, as procedure rates continue to recover from the impact of the COVID-19 pandemic and higher average selling prices of our NovaSure V5 device. These increases were partially offset by higher volumes of lower margin products, mostly attributable to sales of our Fluent Fluid Management systems, CoolSeal vessel sealers and scopes.

Operating expenses increased in fiscal 2023 compared to fiscal 2022 primarily due to a gain of $39.5 million recorded in the prior fiscal year compared to a gain of $14.9 million recorded in the current year to decrease the Acessa contingent consideration liability to fair value. In addition, we had an increase in compensation and benefits primarily due to an increase in commissions and higher salaries from an increase in headcount as well as an increase in travel expenses. Partially offsetting these increases was a gain of $7.4 million for infringement damages from the Minerva litigation, which was recorded as a credit to general and administrative expenses, a decrease in intangible asset amortization expense, lower R&D project spend, and lower marketing initiative spend and allocated advertising and charitable donations.
Skeletal Health

	Years Ended
	September 30, 2023	September 24, 2022	Change
	Amount	Amount	Amount	%
Total Revenues	$113.4	$93.6	$19.8	21.2%
Operating Income (Loss)	$12.6	$(7.3)	$19.9	272.6%
Operating Loss as a % of Segment Revenue	11.1%	(7.8)%
Skeletal Health revenues increased in fiscal 2023 compared to fiscal 2022 primarily due to the increase in product revenues as discussed above and to a lesser extent the increase in service contract revenue from the extra week in the current fiscal year.
Operating income increased in fiscal 2023 compared to fiscal 2022 primarily due to an increase in gross profit and a decrease in operating expenses. Gross margin was 32.2% in the current year compared to 28.2% in the prior year. The increase in gross margin was primarily due to higher sales volumes of our Horizon DXA, Insight FD systems, and system upgrades and an increase in the average selling prices of our Horizon DXA systems, partially offset by increased costs from supply chain constraints and inflation.
Operating expenses decreased in fiscal 2023 compared to fiscal 2022 primarily due to a decrease in marketing initiatives and research and development project spend.
Fiscal Year Ended September 24, 2022 Compared to Fiscal Year Ended September 25, 2021

Discussions of year-to-year comparisons between fiscal 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2022.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2023, we had working capital of $2,977.2 million, and our cash and cash equivalents totaled $2,722.5 million. Our cash and cash equivalents balance increased by $416.2 million during fiscal 2023 principally due to cash generated from operating activities partially offset by cash used in investing and financing activities primarily related to repurchases of our common stock and capital expenditures.
In fiscal 2023, our operating activities provided cash of $1,051.2 million, primarily due to net income of $456.0 million, non-cash charges for depreciation and amortization aggregating $323.4 million, intangible asset equipment impairment charges of $223.8 million, stock-based compensation expense of $79.6 million, and a loss on assets held-for-sale related to the SSI ultrasound imaging business of $51.7 million. These adjustments to net income were partially offset by a decrease in net deferred taxes of $109.1 million primarily due to the capitalization of research expenditures under the tax rules and to a lesser extent the amortization and impairments of intangible assets. Cash provided by operations included a net cash inflow of $11.8 million from changes in our operating assets and liabilities. The net cash inflow was primarily driven by a decrease in prepaid expenses and other assets of $23.6 million primarily due to normal amortization related to the Women’s Tennis Association sponsorship and service and software subscriptions, a decrease in prepaid income taxes of $17.4 million primarily due to the timing of tax payments relative to the provision for income taxes, and an increase in deferred revenue of $14.4 million primarily due to billings for annual service contracts under our expanded installed base of digital mammography systems. These cash inflows were partially offset by a decrease in accounts payable of $23.0 million primarily due to timing of payments and a decrease in accrued expenses of $14.2 million primarily due to a decrease in accrued compensation and benefits for annual bonuses and timing of payroll versus the prior year, and a decrease in professional services partially offset by an increase of value-added tax payments primarily due to timing.
In fiscal 2023, our investing activities used cash of $152.1 million primarily due to capital expenditures of $150.2 million, which primarily consisted of the placement of equipment under customer usage agreements and purchase of manufacturing equipment and building improvements primarily related to the build out of our Newark facility for the transfer of our Breast Health capital equipment manufacturing operations, and to a lesser extent the build out of our new innovation center and Biotheranostics CLIA laboratory at our San Diego facility, and $10.0 million for the purchase of an equity investment. These uses of cash were partially offset by a final reimbursement of $20.5 million received from the Department of Defense under a grant to increase production capacity of our two SARS-CoV-2 assays.
In fiscal 2023, our financing activities used cash of $483.2 million, primarily due to $474.8 million for repurchases of our common stock, $24.0 million for the payment of employee taxes withheld for the net share settlement of vested restricted stock units, $15.0 million for debt principal payments under our 2021 Credit Agreement and a $7.6 million contingent consideration payment related to the Acessa Health acquisition. Partially offsetting these uses of cash was $43.0 million from our equity plans from the exercise of stock options and issuance of shares under our employee stock purchase plan.
Debt
We had total recorded debt outstanding of $2.82 billion at September 30, 2023, which was comprised of amounts outstanding under our 2021 Credit Agreement of $1.48 billion (principal of $1.49 billion), 2029 Senior Notes of $938.8 million (principal of $950.0 million), and 2028 Senior Notes of $396.8 million (principal of $400.0 million).
2021 Credit Agreement
On September 27, 2021, we refinanced our existing term loan and revolving credit facility with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders from time to time party thereto (the “2018 Credit Agreement”) by entering into Refinancing Amendment (the “2021 Credit Agreement”). Borrowings under the 2021 Credit Agreement are secured by first-priority liens on, and a first priority security interest in, substantially all of our and our Subsidiary Guarantors’ U.S. assets. The credit facilities (the “2021 Credit Facilities”) under the 2021 Credit Agreement consist of:
•A $1.5 billion secured term loan (“2021 Term Loan”) with a stated maturity date of September 25, 2026; and
•A secured revolving credit facility (the “2021 Revolver”) under which the Borrowers may borrow up to $2.0 billion, subject to certain sublimits, with a stated maturity date of September 25, 2026.
As of September 30, 2023, there were no borrowings under the 2021 Revolver.
On August 22, 2022, we further amended the 2021 Credit Agreement (the “Third Amendment”) related to the planned phase out of LIBOR by the UK Financial Conduct Authority. Under this amendment, the interest rate applicable to the loans under the 2021 Credit Agreement denominated in U.S. dollars were converted to a variant of the secured overnight financing rate (“SOFR”) plus an applicable spread.
Borrowings under the 2021 Credit Agreement, other than Swing Line Loans, bear interest, at our option, at the Base Rate, at the Term SOFR Rate, at the Alternative Currency Daily Rate, or at the Daily SOFR Rate, in each case plus the Applicable Rate.
The Applicable Rate in regard to the Base Rate, the Term SOFR Rate, the Alternative Currency Daily Rate, the Alternative Currency Term Rate and the Daily SOFR Rate is subject to change depending on the Total Net Leverage Ratio (as defined in the 2021 Credit Agreement). As of September 30, 2023, the interest rate under the 2021 Term Loan was 6.42% per annum.
We are also required to pay a quarterly commitment fee calculated on a daily basis equal to the Applicable Rate as of such day multiplied by the undrawn committed amount available under the Revolver. As of September 30, 2023, this commitment fee was 0.15% per annum for the 2021 Revolver.
We are required to make scheduled principal payments under the 2021 Term Loan in increasing amounts ranging from $3.75 million per three-month period commencing with the three-month period ending on December 29, 2022 to $18.75 million per three-month period commencing with the three-month period ending on December 26, 2025. The remaining scheduled balance of $1.335 billion (or such lesser aggregate principal amount of the Term Loans then outstanding) on the 2021 Term Loan and any amounts outstanding under the 2021 Revolver are due at their respective maturities. In addition, subject to the terms and conditions set forth in the 2021 Credit Agreement, we may be required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances (excluding permitted debt) and insurance recoveries (subject to certain reinvestment rights). Certain of the mandatory prepayments are subject to reduction or elimination if certain financial covenants are met. Subject to certain limitations, we may voluntarily prepay any of the 2021 Credit Facilities without premium or penalty. As of September 30, 2023, the outstanding principal balance of the 2021

Term Loan was $1.5 billion. On October 27, 2023 (in the first quarter of fiscal 2024), we made a $250.0 million voluntary prepayment on the 2021 Term Loan.
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
The 2021 Credit Agreement contains two financial covenants (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each quarter for the previous twelve-month period. As of September 30, 2023, we were in compliance with these covenants.
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

Our contingent consideration liability is primarily related to our Acessa acquisition. We have an obligation to the former Acessa shareholders to make contingent payments based on a multiple of annual incremental revenue growth over a three-year period ending annually in December. There is no maximum earnout. Pursuant to ASC 805, Business Combinations, the contingent consideration was deemed to be part of the purchase price, and we recorded our estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of the business, comparable companies’ revenue growth rates, implied volatility and applying a risk adjusted discount rate. The first earn-out period was completed in December 2021, and we paid $12.2 million to the former shareholders in the second quarter of fiscal 2022. The second earn-out period was completed in December 2022, resulting in a payment amount of $7.6 million in the second quarter of fiscal 2023. During fiscal 2023, we updated our forecasted revenue and recorded a gain of $14.9 million to record the liability to fair value. The reduction in fair value was primarily due to a decrease in forecasted revenues. As of September 30, 2023 this liability was recorded at its fair value of $0.9 million.
Stock Repurchase Program
On September 22, 2022, our Board of Directors authorized a new stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of our outstanding common stock, effective as of the close of trading on September 23, 2022. During fiscal 2023, we repurchased 6.8 million shares of our common stock for a total consideration of $501.4 million. As of September 30, 2023, $498.6 million remained authorized for repurchase. Subsequent to September 30, 2023, we repurchased 2.2 million shares of our common stock for a total consideration of $150.0 million.
On November 6, 2023, the Board of Directors authorized the Company to repurchase up to $500 million of our outstanding shares pursuant to an accelerated share repurchase (ASR) agreement. On November 15, 2023, we executed the ASR agreement with Goldman Sachs & Co. (“Goldman Sachs”) pursuant to which we agreed to repurchase $500 million of the Company’s common stock. In connection with the launch of the ASR, on November 17, 2023, we paid Goldman Sachs an aggregate of $500 million and received approximately 5.6 million shares of our common stock, representing 80% of the transaction value based on our closing share price on November 14, 2023. The final number of shares to be received under the ASR agreement will be determined upon completion of the transaction and will be based on the total transaction value and the volume-weighted average share price of our common stock during the term of the transaction. Final settlement of the transaction is expected to be completed in the second quarter of fiscal 2024.
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
Future Liquidity Considerations
We expect to continue to review and evaluate potential strategic transactions that we believe will complement our current or future business. Subject to the “Risk Factors” set forth in Part I, Item 1A of this Annual Report and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Annual Report, we believe that our cash and cash equivalents, cash flows from operations, and the cash available under our 2021 Revolver will provide us with sufficient funds in order to fund our expected normal operations and debt payments over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our 2021 Credit Agreement, 2028 Senior Notes, and 2029 Senior Notes. These capital requirements could be substantial. Our operating performance may also be affected by matters discussed under the above-referenced Risk Factors set forth elsewhere in this report. These risks, trends and uncertainties may also adversely affect our long-term liquidity.
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
Inventory
Our inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or net realizable value. As a developer and manufacturer of high technology medical equipment, diagnostic test kits, and disposable surgical devices, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. Although considerable effort is made to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or expected usage could have a significant negative impact on the value of our inventory and our operating results.
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
We conducted our fiscal 2023 annual impairment test on the first day of the fourth quarter and utilized the quantitative approach. We used discounted cash flows, or DCF, and market approaches to estimate the fair value of our reporting units as of July 2, 2023 and ultimately used the fair value determined by the DCF in making our impairment test conclusions. We believe we used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing this analysis, all of our reporting units had fair values exceeding their carrying values.
At September 30, 2023, we believe that our reporting units, with goodwill aggregating $3.3 billion, were not at risk of failing the goodwill impairment test based on our current forecasts and qualitative assessment.
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
Generally the contracts for capital equipment include multiple performance obligations. For contracts with multiple performance obligations, we are required to allocate the transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. We determine the best estimate of standalone selling price using average selling prices over 3- to 12-month periods of data depending on the products or nature of the services coupled with current market considerations. If the product or service does not have a history of sales or if sales volume is not sufficient, we rely on prices set by our pricing committees or applicable marketing department adjusted for expected discounts.
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
Income Taxes
We use the asset and liability method for accounting for income taxes in accordance with ASC 740, Income Taxes. Under this method, we recognize deferred income tax assets and liabilities for the future tax consequences of differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, and also for operating loss and tax credit carryforwards at each reporting period. We measure deferred tax assets and liabilities using enacted tax rates and laws applicable to the period and jurisdiction in which we expect the differences to affect taxable income. We evaluate both the positive and negative evidence that affects the realizability of net deferred tax assets and assess the need for a valuation allowance. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in each jurisdiction of the right type to realize the assets. We establish a valuation allowance when necessary to reduce deferred tax assets to the amounts expected to be realized. To the extent we establish or release a valuation allowance, a tax charge or benefit will be recorded as a component of the income tax provision on the statement of operations in the reporting period that such determination is made.
We have recognized $36.4 million in net deferred tax assets at September 30, 2023 and $74.6 million in net deferred tax liabilities at September 24, 2022. The change was primarily due to recording a deferred tax asset on capitalized research and development costs and intangible asset impairments in fiscal 2023. The tax liabilities primarily relate to deferred taxes associated with our acquisitions. The tax assets primarily relate to net operating and capital loss carryforwards, capitalized research and development costs, accruals and reserves, and stock-based compensation.
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
As of September 30, 2023, we had $256.5 million in gross unrecognized tax benefits excluding interest, of which $240.5 million, if recognized, would reduce our effective tax rate. As of September 24, 2022, we had $247.6 million in gross unrecognized tax benefits excluding interest, of which $231.6 million, if recognized, would have reduced our effective tax rate.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, equity investments, foreign currency derivative contracts, interest rate swap agreements, insurance contracts, accounts payable and debt obligations. Except for our outstanding 2028 and 2029 Senior Notes, the fair value of these financial instruments approximate their carrying amount. The fair value of our 2028 and 2029 Senior Notes was approximately $368.0 million and $803.1 million, respectively, as of September 30, 2023. Amounts outstanding under our 2021 Credit Agreement of $1.5 billion aggregate principal as of September 30, 2023 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.

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
As of September 30, 2023, there was $1.49 billion of aggregate principal outstanding under the 2021 Credit Agreement. Since this debt obligation is a variable rate instrument, our interest expense associated with the instrument is subject to change. A hypothetical 10% adverse movement (increase in the SOFR rate) would increase annual interest expense by approximately $5.2 million, which is net of the impact of our interest rate swap hedge. We previously entered into an interest rate swap agreement to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding under our credit facilities. The critical terms of the interest rate swap were designed to mirror the terms of our SOFR-based borrowings under the 2021 Credit Agreement, and therefore the interest rate swap is highly effective at offsetting the cash flows being hedged. We designated this derivative instrument as a cash flow hedge of the variability of the Term SOFR-based interest payments on $1.0 billion of principal. This interest rate swap contract expires on December 17, 2023. On March 23,2023, we entered into two new consecutive interest rate swap contracts with the first contract having an effective date of December 17, 2023 and terminating on December 27, 2024, and the second contract having an effective date of December 27, 2024 and terminating on September 25, 2026. The notional amount of these swaps is $500 million.
The return from cash and cash equivalents will vary as short-term interest rates change. A hypothetical 10% increase in market rates would increase annual interest income by approximately $13.0 million based on our current cash balances.
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
We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Our operating results and certain assets and liabilities that are denominated in foreign currencies are affected by changes in the relative strength of the U.S. dollar against those currencies. Our expenses, denominated in foreign currencies, are positively affected when the U.S. dollar strengthens against those currencies and adversely affected when the U.S. dollar weakens. However, we believe that the foreign currency exchange risk is not significant. We believe a hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material adverse impact on our financial condition or results of operations. During fiscal 2023, we incurred net foreign exchange losses of $7.9 million, net foreign exchange gains of $48.5 million in fiscal 2022 and net foreign exchange losses of $15.1 million in fiscal 2021.

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
As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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
Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Subject to the foregoing, based on management’s assessment, we believe that, as of September 30, 2023, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report in which they expressed an unqualified opinion is included below.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Hologic, Inc.
Opinion on Internal Control over Financial Reporting

We have audited Hologic, Inc.’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hologic, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated November 21, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
November 21, 2023

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2023, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 Trading Plans

During the fourth quarter of fiscal 2023, Stephen MacMillan, Chairman, President and Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act on August 30, 2023 to sell up to 95,422 shares of our common stock (following the exercise of options that expire in November 2024) between November 29, 2023 and November 29, 2024, the date this plan expires. The trading plan will cease upon the earlier of November 29, 2024 or the sale of all shares subject to the trading plan. Additionally, Karleen Oberton, Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act on September 9, 2023 to sell up to 14,940 shares of our common stock between December 11, 2023 and March 8, 2024, the date this plan expires. The trading plan will cease upon the earlier of March 8, 2024 or the sale of all shares subject to the trading plan.

During the fourth quarter of fiscal 2023, none of our other directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of the end of our fiscal year ended September 30, 2023 regarding the shares of our common stock available for grant or granted under stock option plans and equity incentives that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	6,936,667	$51.63	8,785,914
Equity compensation plans not approved by security holders	—	—	—
Total	6,936,667	$51.63	8,785,914
___________
(1)Includes 2,768,410 shares that are issuable upon restricted stock units (RSUs), performance stock units (PSUs) and market stock units (MSUs) vesting. The remaining balance consists of outstanding stock option grants.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Statements of Income for the years ended September 30, 2023, September 24, 2022 and September 25, 2021
Consolidated Statements of Comprehensive Income for the years ended September 30, 2023, September 24, 2022 and September 25, 2021
Consolidated Balance Sheets as of September 30, 2023 and September 24, 2022
Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2023, September 24, 2022 and September 25, 2021
Consolidated Statements of Cash Flows for the years ended September 30, 2023, September 24, 2022 and September 25, 2021
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.
(b) Listing of Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

2.1	Share Purchase Agreement, dated as of April 8, 2021, by and among Hologic, Inc. and certain sellers listed therein (1)	8-K	04/08/2021

3.1	Certificate of Incorporation of Hologic, with amendments	10-K	09/30/2017

3.2	Seventh Amended and Restated Bylaws of Hologic, Inc.	8-K	06/25/2019

4.1	Specimen Certificate for Shares of Hologic’s Common Stock (filed in paper format)	8-A	01/31/1990

4.2	Indenture, dated September 28, 2020, by and among Hologic, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	09/28/2020

4.3	First Supplemental Indenture dated as of May 18, 2021 among Hologic, Inc., The Subsidiary Guarantor Party Hereto and Wells Fargo Bank, National Association, as Trustee	10-K	09/25/2021

4.4	Form of 3.250% Senior Note due 2029 (included in Exhibit 4.2)	8-K	09/28/2020

4.5	Indenture dated January 19, 2018, by and among Hologic, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	01/19/2018

4.6	First Supplemental Indenture dated January 19, 2018, by and among Hologic, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	01/19/2018

4.7	Form of 4.625% Senior Note due 2028 (included in Exhibit 4.5)	8-K	01/19/2018

4.8	Second Supplemental Indenture dated as of November 9, 2018 among Hologic, Inc., The Subsidiary Guarantor Parties Hereto and Wells Fargo Bank, National Association, as Trustee	10-K	09/25/2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
4.9	Third Supplemental Indenture dated as of January 8, 2019 among Hologic, Inc., the Subsidiary Guarantors Party Hereto and Wells Fargo Bank, National Association, as Trustee	10-K	09/25/2021

4.10	Fourth Supplemental Indenture dated as of March 14, 2019 among Hologic, Inc., The Subsidiary Guarantor Party Hereto and Wells Fargo Bank, National Association, as Trustee	10-K	09/25/2021

4.11	Fifth Supplemental Indenture dated as of May 18, 2021 among Hologic, Inc., the Subsidiary Guarantor Party Hereto and Wells Fargo Bank, National Association, as Trustee	10-K	09/25/2021

4.12	Description of Securities	10-K	09/28/2019

10.1*	Hologic Amended and Restated 2008 Equity Incentive Plan	8-K	03/10/2023

10.2*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016)	8-K	10/14/2015

10.3*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2017)	8-K	11/09/2016

10.4*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan	Filed Herewith
10.5*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (Outside US) (adopted fiscal 2017)	10-K	11/15/2022

10.6*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2024)	8-K	11/13/2023

10.7*	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan	Filed Herewith

10.8*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2017)	8-K	11/09/2016

10.9*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Outside US) (adopted fiscal 2017)	10-K	11/15/2022

10.10*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2024)	8-K	11/13/2023
10.11*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2020)	8-K	11/08/2019

10.12*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2020)	8-K	11/08/2019

10.13*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2020)	8-K	11/08/2019

10.14*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2021)	8-K	11/06/2020

10.15*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2021)	8-K	11/06/2020

10.16*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2021)	8-K	11/06/2020

10.17*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC – Outside US) (adopted fiscal 2021)	8-K	11/06/2020

10.18*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR – Outside US) (adopted fiscal 2021)	8-K	11/06/2020

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.19*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow – Outside US) (adopted fiscal 2021)	8-K	11/06/2020

10.20*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2022)	8-K	11/04/2021

10.21*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2022)	8-K	11/04/2021

10.22*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2022)	8-K	11/04/2021

10.23*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC – Outside US) (adopted fiscal 2022)	8-K	11/04/2021

10.24*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR – Outside US) (adopted fiscal 2022)	8-K	11/04/2021

10.25*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow – Outside US) (adopted fiscal 2022)	8-K	11/04/2021

10.26*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2023)	8-K	11/04/2022

10.27*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2023)	8-K	11/04/2022

10.28*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2023)	8-K	11/04/2022

10.29*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC – Outside US) (adopted fiscal 2023)	8-K	11/04/2022

10.30*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR – Outside US) (adopted fiscal 2023)	8-K	11/04/2022

10.31*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow – Outside US) (adopted fiscal 2023)	8-K	11/04/2022

10.32*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2024)	8-K	11/13/2023

10.33*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2024)	8-K	11/13/2023

10.34*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2024)	8-K	11/13/2023
10.35*	Hologic, Inc. Amended and Restated 2012 Employee Stock Purchase Plan, as amended	8-K	03/10/2023

10.36*	Hologic Short-Term Incentive Plan, as amended and restated	8-K	11/07/2018

10.37*	Hologic Amended and Restated Deferred Equity Plan	8-K	12/16/2015

10.38*	Hologic, Inc. Amended and Restated Deferred Compensation Program and Amendment No. 1 thereto	10-Q	08/01/2023
10.39*	Rabbi Trust Agreement	10-K	09/28/2013

10.40*	Form of Indemnification Agreement (as executed with each director of Hologic)	8-K	03/06/2009

10.41*	Employment Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic	8-K	12/09/2013

10.42*	Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated September 18, 2015	8-K	09/21/2015

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.43*	Amendment No. 1 to Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated September 24, 2016	10-K	09/24/2016

10.44*	Amendment No. 2 to Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated October 5, 2020	8-K	10/06/2020

10.45*	Form of Matching Restricted Stock Unit Award Agreement	8-K	12/09/2013

10.46*	Change of Control Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic	8-K	12/09/2013

10.47*	Severance and Change of Control Agreement dated July 31, 2018 by and between Karleen M. Oberton and Hologic, Inc.	8-K	07/31/2018

10.48*	Severance and Change of Control Agreement dated February 2, 2015 by and between John M. Griffin and Hologic	10-Q	03/28/2015

10.49*	Severance and Change of Control Agreement dated September 15, 2020 by and between Kevin R. Thornal and Hologic, Inc.	8-K	09/15/2020

10.50*	Amended and Restated Employment Agreement between Jan Verstreken and Hologic dated June 14, 2023	10-Q	08/01/2023
10.51*	Severance and Change of Control Agreement dated June 28, 2021 by and between Elisabeth (Lisa) Hellmann and Hologic, Inc.	10-Q	06/26/2021

10.52*	Severance and Change of Control Agreement dated July 20, 2023 by and between Erik S. Anderson and Hologic, Inc.	10-Q	08/01/2023

10.53*	Severance and Change of Control Agreement dated July 20, 2023 by and between Essex D. Mitchell and Hologic, Inc.	10-Q	08/01/2023

10.54*	Severance and Change of Control Agreement dated July 20, 2023 by and between Jennifer Schneiders and Hologic, Inc.	10-Q	08/01/2023

10.55	Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership	Cytyc Corporation 10-K	12/31/2003

10.56
First Amendment to that Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership, entered into August 23, 2017, by and between Hines Global REIT Marlborough Campus LLC and Hologic, Inc. (2)

		10-K	09/30/2017

10.57	Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated April 23, 2007	10-K	09/29/2007

10.58	Addendum 1 to Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated July 22, 2007 (1) (3)	10-K	09/28/2019

10.59	Addendum 2 to Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated September 22, 2008 (1) (3)	10-K	09/28/2019

10.60	Addendum No. 3 to Current Lease by and Between BCR Fondo de Inversion Inmobiliario and Hologic Surgical Products Costa Rica S.R.L. (2)	10-Q	12/30/2017

10.61	Lease Agreement by and between 445 Simarano Drive, Marlborough LLC and Cytyc dated July 11, 2006	10-K	09/29/2007

10.62	First Amendment to Lease by and between 445 Simarano Drive Marlborough LLC and Hologic, Inc. dated July 14, 2016 (3)	10-K	09/28/2019

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.63	Lease of land situated at Crewe Road, Wythenshawe in the City of Manchester between the Council of the City of Manchester and V.G. Instruments Group Limited dated February 8, 1988 (3)	10-K	09/25/2021

10.64
Amended and Restated Credit and Guaranty Agreement, originally dated May 29, 2015, and amended and restated as of October 3, 2017 among Hologic, Hologic GGO 4 Ltd, each Designated Borrower from time to time party thereto, the Guarantors from time to time party thereto, each Lender from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
		8-K	10/04/2017

10.65	Refinancing Amendment No. 1 dated as of December 17, 2018 to the Amended and Restated Credit and Guaranty Agreement dated as of October 3, 2017	8-K	12/18/2018

10.66	Refinancing Amendment No. 2, dated as of September 27, 2021, to the Amended and Restated Credit and Guaranty Agreement dated as of October 3, 2017, as amended	8-K	09/27/2021

10.67	Refinancing Amendment No. 3, dated as of August 22, 2022, to the Amended and Restated Credit and Guaranty Agreement dated as of October 3, 2017, as amended	10-K	11/15/2023

10.68	Supply Agreement for Panther Instrument System effective November 22, 2006 between Gen-Probe Incorporated and STRATEC Biomedical Systems AG (2)	Gen-Probe 10-Q	09/30/2007

10.69	Amendment No. 1 dated June 1, 2011 to Supply Agreement for Panther Instrument System. (2)	10-K	09/24/2016

10.70	Amendment No. 2 dated February 28, 2013 to Supply Agreement for Panther Instrument System (2)	10-K	09/24/2016

21.1	Subsidiaries of Hologic	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97.1	Hologic, Inc. Amended and Restated Policy on Recoupment (Claw-back) of Incentive-based Compensation	Filed Herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
______________
*    Indicates management contract or compensatory plan, contract or arrangement.

(1)    Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
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
Date: November 21, 2023
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN P. MACMILLAN	Chairman, President and Chief Executive Officer (Principal Executive Officer)	November 21, 2023
STEPHEN P. MACMILLAN

/S/ KARLEEN M. OBERTON	Chief Financial Officer (Principal Financial Officer)	November 21, 2023
KARLEEN M. OBERTON

/S/ BENJAMIN J. COHN	Vice President, Corporate Controller (Principal Accounting Officer)	November 21, 2023
BENJAMIN J. COHN

/S/ SALLY W. CRAWFORD	Lead Independent Director	November 21, 2023
SALLY W. CRAWFORD

/S/ CHARLES DOCKENDORFF	Director	November 21, 2023
CHARLES DOCKENDORFF

/S/ SCOTT T. GARRETT	Director	November 21, 2023
SCOTT T. GARRETT

/S/ LUDWIG N. HANTSON	Director	November 21, 2023
LUDWIG N. HANTSON

/S/ NANAZ MOHTASHAMI	Director	November 21, 2023
NANAZ MOHTASHAMI

/S/ NAMAL NAWANA	Director	November 21, 2023
NAMAL NAWANA

/S/ CHRISTIANA STAMOULIS	Director	November 21, 2023
CHRISTIANA STAMOULIS

/S/ STACEY D. STEWART	Director	November 21, 2023
STACEY D. STEWART

/S/ AMY M. WENDELL	Director	November 21, 2023
AMY M. WENDELL

Hologic, Inc.
Consolidated Financial Statements
Years ended September 30, 2023, September 24, 2022 and September 25, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Hologic, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hologic, Inc. (the Company) as of September 30, 2023 and September 24, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and September 24, 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 21, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Capital Equipment Revenue Recognition
Description of the Matter
As discussed in Note 3 to the consolidated financial statements, the Company generates capital equipment revenue from the sale of medical imaging systems. The Company’s contracts for capital equipment sales generally have multiple performance obligations.

Auditing the timing and amount of revenue recognized for capital equipment sales required significant auditor judgment because it involves several subjective management assumptions and estimates including the identification of performance obligations within the contracts, the estimation of the standalone selling price of each performance obligation based on a combination of historical average selling prices and market conditions adjusted for expected discounts, and the allocation of the transaction price to each performance obligation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes to account for capital equipment revenue recognition, including management’s controls over the identification of performance obligations in revenue contracts, the estimation of the standalone selling price for each performance obligation, and the allocation of the transaction price to each performance obligation.

To test capital equipment revenue, we performed procedures which included, among others, analytical procedures and the evaluation of whether management’s revenue recognition policies with respect to identification of performance obligations, estimation of standalone selling price, and allocation of the transaction price to each performance obligation are in accordance with ASC 606, Revenue from Contracts with Customers. We tested management’s identification of the performance obligations and the allocation of the transaction price to each performance obligation by performing an independent test of a sample of customer contracts. We tested management’s estimated standalone selling prices for its identified performance obligations based on historical prices charged for similar products and services and discounts granted.

We have served as the Company’s auditor since 2002.

/s/ Ernst & Young LLP

Boston, Massachusetts
November 21, 2023

Hologic, Inc.
Consolidated Statements of Income
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Years ended
	September 30, 2023	September 24, 2022	September 25, 2021
Revenues:
Product	$3,279.9	$4,191.2	$4,967.3
Service and other	750.5	671.6	665.0
	4,030.4	4,862.8	5,632.3
Costs of revenues:
Product	1,184.3	1,166.1	1,205.1
Amortization of acquired intangible assets	205.7	295.7	276.7
Impairment of intangible assets and equipment	179.5	17.4	—
Service and other	389.4	386.2	354.7
Gross profit	2,071.5	2,997.4	3,795.8
Operating expenses:
Research and development	294.3	283.4	276.3
Selling and marketing	595.2	630.3	561.2
General and administrative	392.4	407.7	433.2
Amortization of acquired intangible assets	28.1	45.2	42.2
Impairment of intangible assets and equipment	44.3	27.7	—
Contingent consideration – fair value adjustments	(14.9)	(39.5)	(6.7)
Loss on assets held-for-sale	51.7	—	—
Restructuring charges	12.0	2.4	9.3
	1,403.1	1,357.2	1,315.5
Income from operations	668.4	1,640.2	2,480.3
Interest income	120.5	12.9	1.4
Interest expense	(111.1)	(95.1)	(93.6)
Debt extinguishment loss	—	(0.7)	(21.6)
Other income (expense), net	(1.7)	30.9	(5.4)
Income before income taxes	676.1	1,588.2	2,361.1
Provision for income taxes	220.1	286.2	491.4
Net income	$456.0	$1,302.0	$1,869.7
Net loss attributable to noncontrolling interest	—	—	(1.8)
Net income attributable to Hologic	$456.0	$1,302.0	$1,871.5
Net income per common share attributable to Hologic:
Basic	$1.85	$5.18	$7.28
Diluted	$1.83	$5.13	$7.21
Weighted average number of shares outstanding:
Basic	246,772	251,527	257,046
Diluted	248,831	253,845	259,706

See accompanying notes.

Hologic, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years ended
	September 30, 2023	September 24, 2022	September 25, 2021
Net income	$456.0	$1,302.0	$1,869.7
Changes in foreign currency translation adjustment	99.2	(224.1)	(20.2)
Changes in pension plans, net of taxes of $0.3 in 2023, $0.4 in 2022, and $0.2 in 2021.	0.6	1.0	0.5
Gain (loss) recognized, net of tax of $(2.9) in 2023, $13.7 in 2022, and $2.5 in 2021 for interest rate swaps	(9.2)	44.0	9.4
Changes in value of hedged interest rate caps, net of tax of $0.2 in 2021
Gain recognized in other comprehensive loss	—	—	0.4
Loss reclassified from accumulated other comprehensive loss to the statement of operations, net	—	—	0.5
Other comprehensive income (loss)	90.6	(179.1)	(9.4)
Comprehensive income	$546.6	$1,122.9	$1,860.3
Components of comprehensive income attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	—	—	1.8
Comprehensive loss attributable to noncontrolling interest	—	—	1.8
Comprehensive income attributable to Hologic	$546.6	$1,122.9	$1,862.1
See accompanying notes.

Hologic, Inc.
Consolidated Balance Sheets
(In millions, except number of shares, which are reflected in thousands, and par value)

	September 30, 2023	September 24, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,722.5	$2,339.5
Accounts receivable, less reserves	625.6	617.6
Inventory	617.6	623.7
Prepaid expenses and other current assets	175.3	232.2
Prepaid income taxes	31.6	49.0
Assets held-for-sale - current assets	11.9	—
Total current assets	4,184.5	3,862.0
Property, plant and equipment, net	517.0	481.6
Intangible assets, net	888.6	1,280.6
Goodwill	3,281.3	3,236.5
Other assets	267.9	210.5
Total assets	$9,139.3	$9,071.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$287.0	$15.0
Accounts payable	175.2	197.7
Accrued expenses	534.6	535.3
Deferred revenue	199.2	186.5
Finance lease obligations	3.1	3.2
Assets held-for-sale - current liabilities	8.2	—
Total current liabilities	1,207.3	937.7
Long-term debt, net of current portion	2,531.2	2,808.4
Finance lease obligations, net of current portion	15.3	18.0
Deferred income tax liabilities	20.2	90.8
Deferred revenue, net of current portion	13.8	9.4
Other long-term liabilities	334.6	330.7
Commitments and contingencies (Note 14 and 15)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 299,940 and 298,533 shares issued, respectively	3.0	3.0
Additional paid-in-capital	6,141.2	6,042.6
Retained earnings	2,056.3	1,600.3
Treasury stock, at cost – 58,231 and 51,401 shares, respectively	(3,036.0)	(2,531.5)
Accumulated other comprehensive loss	(147.6)	(238.2)
Total stockholders’ equity	5,016.9	4,876.2
Total liabilities and stockholders’ equity	$9,139.3	$9,071.2
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock			Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount	Noncontrolling Interest
Balance at September 26, 2020	295,107	$2.9	$5,904.8	$(1,573.2)	$(49.7)	37,609	$(1,579.6)	$2.1	$2,707.3
Exercise of stock options	857	—	32.9	—	—	—	—	—	32.9
Vesting of restricted stock units, net of shares withheld for employee taxes	980	0.1	(47.6)	—	—	—	—	—	(47.5)
Common stock issued under the employee stock purchase plan	362	—	18.9	—	—	—	—	—	18.9
Stock-based compensation expense	—	—	65.0	—	—	—	—	—	65.0
Net income (loss)	—	—	—	1,871.5	—	—	—	(1.8)	1,869.7
Foreign currency translation adjustment	—	—	—	—	(20.2)	—	—	—	(20.2)
Adjustment to minimum pension liability, net	—	—	—	—	0.5	—	—	—	0.5
Repurchase of common stock	—	—	—	—	—	6,044	(409.8)	—	(409.8)
Unrealized gain on interest rate cap	—	—	—	—	0.4	—	—	—	0.4
Unrealized gain on interest rate swap	—	—	—	—	9.4	—	—	—	9.4
Interest cost of interest rate cap reclassified to income	—	—	—	—	0.5	—	—	—	0.5
Purchase of non-controlling interest	—	—	(8.2)	—	—	—	—	(0.3)	(8.5)
Balance at September 25, 2021	297,306	$3.0	$5,965.8	$298.3	$(59.1)	43,653	$(1,989.4)	$—	$4,218.6
Exercise of stock options	336	—	13.8	—	—	—	—	—	13.8
Vesting of restricted stock units, net of shares withheld for employee taxes	561	—	(22.9)	—	—	—	—	—	(22.9)
Common stock issued under the employee stock purchase plan	330	—	19.2	—	—	—	—	—	19.2
Stock-based compensation expense	—	—	66.7	—	—	—	—	—	66.7
Net income	—	—	—	1,302.0	—	—	—	—	1,302.0
Foreign currency translation adjustment	—	—	—	—	(224.1)	—	—	—	(224.1)
Adjustment to minimum pension liability, net	—	—	—	—	1.0	—	—	—	1.0
Repurchase of common stock	—	—	—	—	—	7,748	(542.1)	—	(542.1)
Unrealized gain on interest rate swap	—	—	—	—	44.0	—	—	—	44.0
Balance at September 24, 2022	298,533	$3.0	$6,042.6	$1,600.3	$(238.2)	51,401	$(2,531.5)	$—	$4,876.2
Exercise of stock options	504	—	21.5	—	—	—	—	—	21.5
Vesting of restricted stock units, net of shares withheld for employee taxes	555	—	(24.0)	—	—	—	—	—	(24.0)
Common stock issued under the employee stock purchase plan	348	—	21.5	—	—	—	—	—	21.5
Stock-based compensation expense	—	—	79.6	—	—	—	—	—	79.6
Net income	—	—	—	456.0	—	—	—	—	456.0
Foreign currency translation adjustment	—	—	—	—	99.2	—	—	—	99.2
Adjustment to minimum pension liability, net	—	—	—	—	0.6	—	—	—	0.6
Unrealized gain on interest rate swap	—	—	—	—	(9.2)	—	—	—	(9.2)
Repurchase of common stock	—	—	—	—	—	6,830	(504.5)	—	(504.5)
Balance at September 30, 2023	299,940	$3.0	$6,141.2	$2,056.3	$(147.6)	58,231	$(3,036.0)	$—	$5,016.9

See accompanying notes.

Hologic, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended
	September 30, 2023	September 24, 2022	September 25, 2021
OPERATING ACTIVITIES
Net income	$456.0	$1,302.0	$1,869.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	89.6	89.2	88.0
Amortization of acquired intangible assets	233.8	340.9	318.9
Stock-based compensation expense	79.6	66.7	65.0
Deferred income taxes and other non-cash taxes	(109.1)	(166.2)	(70.1)
Intangible assets and equipment impairment charges	223.8	45.1	—
Loss on assets held-for-sale	51.7	—	—
Contingent consideration-fair value adjustments	(14.9)	(39.5)	(6.7)
Debt extinguishment loss	—	0.7	21.6
Other adjustments and non-cash items	28.9	32.6	31.0
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(1.5)	272.3	110.9
Inventory	(4.9)	(136.6)	(84.1)
Prepaid income taxes	17.4	(23.3)	13.0
Prepaid expenses and other assets	23.6	384.3	(56.3)
Accounts payable	(23.0)	(14.4)	20.4
Accrued expenses and other liabilities	(14.2)	(15.8)	(4.9)
Deferred revenue	14.4	(12.3)	14.0
Net cash provided by operating activities	1,051.2	2,125.7	2,330.4
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(5.0)	(158.6)	(1,164.7)
Capital expenditures	(91.8)	(70.6)	(118.3)
Proceeds from the Department of Defense	20.5	75.0	21.5
Increase in equipment under customer usage agreements	(58.4)	(56.6)	(59.4)
Purchase of equity investment	(10.0)	—	—
Purchase of intellectual property	—	—	(6.5)
Other activity	(7.4)	4.5	(2.2)
Net cash used in investing activities	(152.1)	(206.3)	(1,329.6)
FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	—	1,491.2	—
Repayment of long-term debt	(15.0)	(1,387.5)	(75.0)
Proceeds from senior notes, net of issuance costs	—	—	936.3
Repayment of senior notes	—	—	(970.8)
Repayments under revolving credit line	—	—	(250.0)
Proceeds from accounts receivable securitization agreement	—	—	320.0
Repayments under accounts receivable securitization agreement	—	(248.5)	(71.5)
Repayment of acquired long-term debt	—	(63.7)	—
Purchase of non-controlling interest	—	—	(8.5)
Payment of contingent consideration	(7.6)	(12.2)	—
Payment of deferred acquisition consideration	(0.8)	—	(1.9)
Repurchases of common stock	(474.8)	(542.1)	(409.8)
Net proceeds from issuance of common stock under employee stock plans	43.0	33.5	51.3
Payment of minimum tax withholdings on net share settlements of equity awards	(24.0)	(22.9)	(47.5)
Payments under finance lease obligations	(4.0)	(3.8)	(2.4)
Net cash used in financing activities	(483.2)	(756.0)	(529.8)
Effect of exchange rate changes on cash and cash equivalents	0.3	5.8	(1.7)
Net increase in cash and cash equivalents	416.2	1,169.2	469.3
Cash and cash equivalents, beginning of period	2,339.5	1,170.3	701.0
Cash and cash equivalents, end of period*	$2,755.7	$2,339.5	$1,170.3
*Includes $33.2 million of cash recorded in assets held-for-sale - current assets.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on the last Saturday in September. Fiscal 2023, 2022 and 2021 ended on September 30, 2023, September 24, 2022 and September 25, 2021, respectively. Fiscal 2023 was a 53-week year and fiscal 2022 and 2021 were 52-week years.
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events recorded in the consolidated financial statements as of and for the year ended September 30, 2023, except as noted below.
On October 27, 2023, the Company made a $250.0 million voluntary prepayment on the term loan outstanding under the 2021 Credit Agreement. Refer to Note 8 for further discussion.
On November 15, 2023, the Company executed an accelerated share repurchase (ASR) agreement with Goldman Sachs & Co. (“Goldman Sachs”) pursuant to which the Company agreed to repurchase $500 million of the Company’s common stock. Refer to Note 11 for further discussion.

Management’s Estimates and Uncertainties
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s revenue recognition for multiple performance obligation arrangements, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, accounts receivable reserves, inventory excess and obsolescence reserves, warranty reserves, certain accrued expenses, restructuring and other related charges, contingent liabilities, tax reserves, deferred tax rates and recoverability of the Company’s net deferred tax assets and related valuation allowances, and stock-based compensation.
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including supply chain constraints primarily related to electronic components specifically semiconductor chips, dependence on third-party reimbursements to support the markets of the Company’s products, early stage of development of certain products, rapid technological changes, recoverability of long-lived assets (including intangible assets and goodwill), competition, stability of world financial markets, ability to obtain regulatory approvals, changes in the regulatory environment, limited number of suppliers, customer concentration, integration of acquisitions, substantial indebtedness, government regulations, management of international activities, protection of proprietary rights, patent and other litigation, dependence on contract manufacturers, inflation and interest rates, and dependence on key individuals.

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
The Company’s customers are principally located in the U.S., Europe and Asia. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the healthcare industry, as well as global economic conditions, management does not believe significant credit risk exists as of September 30, 2023. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the healthcare industry. The Company maintains an allowance for doubtful accounts based on accounts past due and historical collection experience.
There were no customers with a balance greater than 10% of accounts receivable as of September 30, 2023 and September 24, 2022. There were no customers that represented greater than 10% of consolidated revenues for fiscal years 2023, 2022 and 2021.
Concentration of Suppliers
The Company purchases certain components of its products from a single or small number of suppliers. A change in or loss of these suppliers could cause a delay in filling customer orders and a possible loss of sales, which could adversely affect results of operations.
Supplemental Cash Flow Statement Information

	Years ended
	September 30, 2023	September 24, 2022	September 25, 2021
Cash paid during the period for income taxes	$296.1	$36.2	$615.1
Cash paid during the period for interest	$105.4	$99.7	$93.2
Non-Cash Financing Activities:
Fair value of contingent consideration at acquisition	$1.1	$—	$—

Cash paid for income taxes presented above is net of tax refunds of $39.3 million, $430.4 million and $13.7 million for fiscal years 2023, 2022 and 2021, respectively. The fiscal year 2023 and 2021 refunds received primarily related to tax filings and over-payments made in the ordinary course of business, while the fiscal 2022 refunds were primarily related to federal and state loss carryback claims.
Inventories
Inventories are valued at the lower of cost or net realizable value on a first-in, first-out basis. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. The valuation of inventory requires management to estimate excess and obsolete inventory. The Company employs a variety of methodologies to determine the net realizable value of its inventory. Provisions for excess and obsolete inventory are primarily based on management’s estimates of forecasted sales, usage levels and expiration dates, as applicable for certain disposable products. A significant change in the timing or level of demand for the Company’s products compared to forecasted amounts may result in recording additional charges for excess and obsolete inventory in the future. The Company records charges for excess and obsolete inventory within cost of product revenues.
Inventories consisted of the following:

	September 30, 2023	September 24, 2022
Raw materials	$238.6	$252.9
Work-in-process	66.3	60.1
Finished goods	312.7	310.7
	$617.6	$623.7

Property, Plant and Equipment
Property, plant and equipment is recorded at cost less accumulated depreciation and impairments. The straight-line method of depreciation is used for all property and equipment.
Property, plant and equipment consisted of the following:

	Estimated Useful Life	September 30, 2023	September 24, 2022
Equipment	3–10 years	$380.0	$394.8
Equipment under customer usage agreements	3–8 years	508.1	486.5
Buildings and improvements	20–35 years	230.0	196.0
Leasehold improvements	Shorter of the Original Term of Lease or Estimated Useful Life	44.4	44.8
Land		41.1	40.9
Furniture and fixtures	5–7 years	19.2	16.7
Finance lease right-of-use asset		8.2	7.5
		1,231.0	1,187.2
Less - accumulated depreciation and amortization		(714.0)	(705.6)
		$517.0	$481.6

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
In September 2020 and October 2020, the Company was awarded grants of $7.6 million and $119.3 million, respectively, from the Department of Defense Joint Acquisition Task Force (“DOD”) to expand production capacity for the Company's two SARS-CoV-2 assays. These grants were specifically to fund capital equipment and labor investments to increase manufacturing capacity to enable the Company to provide a certain amount of COVID-19 tests per month for the U.S. market. The Company has accounted for the funds received under these grants as a reimbursement of the purchased capital equipment. The Company procured and paid for the capital equipment and necessary resources to build out its facility and construct the manufacturing lines to meet the requirements specified in the grant agreement. Subsequent to the Company paying for the capital equipment, the DOD reimbursed the Company upon it meeting certain requirements. However, the DOD retained title to the assets purchased under the agreement, and title was transferred to the Company upon meeting certain milestones of the manufacturing efforts and obtaining approval from the DOD that the respective milestone had been met. As of the end fiscal 2022, the Company had completed all milestones under the agreement and was awaiting approval by the DOD. During the second quarter of fiscal 2023, the Company received the final DOD approvals and the final payment from the DOD of $20.5 million, which was recorded as a reduction of the cost basis of the purchased equipment. As of September 30, 2023, no amounts were awaiting approval and all defined milestones were completed. In fiscal 2022 and 2021, the Company received $75.0 million and $21.5 million, respectively, from the DOD for reimbursement of capital equipment, which was recorded as a reduction of the cost basis of the purchased equipment. In addition, a portion of the DOD grant funded expenditures in connection with the project that did not qualify for capitalization and was recorded as a reduction to expenses, which was $7.6 million and $1.3 million in fiscal 2022 and 2021, respectively.
During the third quarter of fiscal 2023, the Company identified indicators of impairment related to the long-lived assets of its Mobidiag business and based on the fair value of the asset group recorded an impairment charge of $12.1 million related to property, plant and equipment. In addition, during the third quarter of fiscal 2023, the Company identified indicators of impairment related to the long-lived assets of its SSI ultrasound imaging business and recorded an impairment charge of $5.8 million related to property, plant and equipment.
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

The Company uses the income approach to determine the fair value of developed technology and in-process research and development (“IPR&D”) acquired in a business combination. This approach determines fair value by estimating the after-tax cash flows attributable to the respective asset over its useful life and then discounting these after-tax cash flows back to a present value. The Company bases its revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. Developed technology represents patented and unpatented technology and know-how. The value of the in-process projects is based on the project's stage of completion, the complexity of the work completed as of the acquisition date, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date, the estimated cash flows to be generated upon commercial release and the estimated useful life of the technology. The Company believes that the estimated developed technology and IPR&D amounts represent the fair value at the date of acquisition and do not exceed the amount a third-party would pay for the assets. The significant assumptions used to estimate the fair value of intangible assets include discount rates and certain assumptions that form the basis of the forecasted results, specifically revenue growth rates. These significant assumptions are forward looking and could be affected by future economic and market conditions.
The Company also uses the income approach, as described above, to determine the estimated fair value of certain other identifiable intangible assets including customer relationships and trade names. Customer relationships represent established relationships with customers, which provide a ready channel for the sale of additional products and services. Trade names represent acquired company and product names.

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
Intangible assets consisted of the following:

	September 30, 2023		September 24, 2022
Description	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,411.0	$3,649.5	$4,565.6	$3,458.2
In-process research and development	25.7	—	33.0	—
Customer relationships	600.0	550.6	601.9	535.6
Trade names	253.6	212.8	265.2	203.3
Total acquired intangible assets	$5,290.3	$4,412.9	$5,465.7	$4,197.1

Internal-use software	24.0	17.8	26.0	19.9
Capitalized software embedded in products	27.7	22.7	26.5	20.6
Total intangible assets	$5,342.0	$4,453.4	$5,518.2	$4,237.6

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

As a result, the Company identified indicators of impairment and performed an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant, and Equipment - Overall, to determine if the cash flows expected to be generated by the Mobidiag business over the estimated remaining useful life of its primary assets were sufficient to recover the carrying value of the asset group. Based on this analysis the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets. As a result, the Company was required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value of the asset group, the Company utilized the income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows were based on the Company's most recent strategic plan and for periods beyond the strategic plan, the Company's estimates were based on assumed growth rates expected as of the measurement date. The Company believes its assumptions were consistent with the plans and estimates that a market participant would use to manage the business. The discount rate used was intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the asset group. The Company used a discount rate of 17.0%. Based on this analysis, the fair value of the Mobidiag asset group was below its carrying value. Prior to calculating and allocating the impairment charge, the Company assessed the only in-process research and development intangible asset in this asset group for impairment. The Company determined the fair value of this indefinite-lived asset utilizing the DCF model and recorded a $10.5 million impairment charge, reducing the fair value of this asset to $26.5 million. The reduction in fair value of this asset was primarily due to a reduction in forecasted revenues and a delay in the timing of completing the project to focus on other projects.

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

During the third quarter of fiscal 2023, the Company also identified indicators of impairment associated with its SSI ultrasound imaging asset group. The Company determined that the fair value of this asset group was approximately zero and the carrying value of the long-lived assets was fully impaired. As a result, the Company recorded an impairment charge of $26.4 million, of which $20.6 million was allocated to intangible assets, primarily developed technology, and $5.8 million was allocated to equipment.

During the fourth quarter of fiscal 2022, the Company performed its annual impairment test of its only IPR&D intangible asset, which was acquired in the Mobidiag acquisition. The Company determined the fair value of the asset utilizing a DCF model and recorded a $27.7 million impairment charge. The reduction in fair value was due to an increase in the discount rate from higher interest rates, a reduction in forecasted revenues and timing of completing the project. During the fourth quarter of fiscal 2022, the Company identified a certain product line associated with the Focal Therapeutics, Inc. acquisition that would no longer be commercially sold. As a result, the Company recorded an impairment charge to write-off a developed technology asset of $8.2 million. During the third quarter of fiscal 2022, the Company identified certain product lines associated with the Faxitron Bioptics, LLC acquisition that would no longer be commercially sold. As a result, the Company recorded an impairment charge to write-off the developed technology assets of $9.2 million.

During the first quarter of fiscal 2022, the Company acquired Bolder Surgical Holdings, Inc. and recorded $73.6 million of developed technology, $21.7 million of customer relationships and $1.4 million of trade names.
Amortization expense related to developed technology is classified as cost of product revenues—amortization of intangible assets. Amortization expense related to customer relationships and trade names is classified as a component of amortization of intangible assets within operating expenses.
The estimated amortization expense at September 30, 2023 for each of the five succeeding fiscal years was as follows:

Fiscal 2024	$203.2
Fiscal 2025	$188.5
Fiscal 2026	$158.6
Fiscal 2027	$71.5
Fiscal 2028	$68.5
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
The Company conducted its fiscal 2023 impairment test for its reporting units on the first day of the fourth quarter, and as noted above used DCF and market approaches to estimate the fair value of its reporting units as of July 2, 2023, and ultimately used the fair value determined by the DCF approach in making its impairment test conclusions. As a result of completing this analysis, all of the Company's reporting units had fair values exceeding their carrying values.
At September 30, 2023, the Company believes that its reporting units, with goodwill aggregating $3.3 billion, were not at risk of failing the goodwill impairment test based on its current forecasts and qualitative assessment.
The Company conducted its fiscal 2022 and 2021 impairment tests for its reporting units on the first day of the fourth quarter of its respective fiscal year, and as noted above used DCF and market approaches to estimate the fair value of its reporting units as of the measurement date, and ultimately used the fair value determined by the DCF approach in making its impairment test conclusions. As a result of completing these analyses, all of the Company's reporting units had fair values exceeding their carrying values.
A rollforward of goodwill activity by reportable segment from September 24, 2022 to September 30, 2023 is as follows:

	Diagnostics	Breast Health	GYN Surgical	Skeletal Health	Total
Balance at September 24, 2022	$1,313.8	$781.8	$1,132.9	$8.0	$3,236.5
Normedi acquisition	—	—	2.0	—	2.0
Foreign currency and other adjustments	37.8	6.0	(1.0)	—	42.8
Balance at September 30, 2023	$1,351.6	$787.8	$1,133.9	$8.0	$3,281.3
Other Assets
Other assets consisted of the following:

	September 30, 2023	September 24, 2022
Other Assets
Tax receivable	$33.0	$30.4
Operating lease right of use assets	62.7	68.9
Life insurance contracts	56.1	49.2
Deferred tax assets	56.6	16.2
Equity investments	15.5	5.5
Other	44.0	40.3
	$267.9	$210.5
Life insurance contracts were purchased in connection with the Company’s Nonqualified Deferred Compensation Plan (“DCP”) and are recorded at their cash surrender value (see Note 13 for further discussion).

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
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830, Foreign Currency Matters. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is determined based on the guidance in ASC 830. The majority of the Company's foreign subsidiaries' functional currency is the applicable local currency, although certain of the Company's foreign subsidiaries' functional currency is the U.S. dollar based on the nature of their operations or functions. Assets and liabilities of subsidiaries whose functional currency is the local currency are translated at the exchange rate in effect at each balance sheet date. Before translation, the Company re-measures foreign currency denominated assets and liabilities, including inter-company accounts receivable and payable, into the functional currency of the respective entity, resulting in unrealized gains or losses recorded in other income (expense), net, in the Consolidated Statements of Income. Revenues and expenses are translated using average exchange rates during the respective period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss), which is a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are included in other income (expense), net, in the Consolidated Statements of Income. During fiscal years 2023, 2022 and 2021, the Company recorded net foreign exchange (losses) gains of $(7.9) million, $48.5 million, and $(15.1) million, respectively.
Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) includes certain transactions that have generally been reported in the statement of stockholders’ equity. The following tables summarize the components and changes in accumulated balances of other comprehensive loss for the periods presented:

	Year Ended September 30, 2023				Year Ended September 24, 2022
	Foreign Currency Translation	Pension Plan	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Pension Plan	Hedged Interest Rate Swaps	Total
Beginning Balance	$(267.2)	$(0.3)	$29.3	$(238.2)	$(43.1)	$(1.3)	$(14.7)	$(59.1)
Other comprehensive income (loss) before reclassifications	99.2	0.6	(9.2)	90.6	(224.1)	1.0	44.0	(179.1)
Ending Balance	$(168.0)	$0.3	$20.1	$(147.6)	$(267.2)	$(0.3)	$29.3	$(238.2)
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

In fiscal 2019, the Company entered into an interest rate swap contract with an effective date of December 23, 2020 and a termination date of December 17, 2023 to hedge a portion of its variable rate debt. On August 25, 2022, the interest rate swap agreement was restructured (consistent with the 2021 Credit Agreement; see Note 8) to convert the benchmark interest rate from LIBOR to the SOFR rate effective September 23, 2022 with a termination date of December 17, 2023. The Company applied the practical and optional expedients in ASC 848, Reference Rate Reform, in evaluating the impact of modifying the contract, which resulted in no change to the accounting for this derivative contract. The notional amount of this swap is $1.0 billion. The restructured interest rate swap fixes the SOFR component of the variable interest rate on $1.0 billion of the notional amount under the 2021 Credit Agreement at 1.23%. The critical terms of the restructured interest rate swap are designed to mirror the terms of the Company’s SOFR-based borrowings under the 2021 Credit Agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the SOFR-based interest payments on $1.0 billion of principal.
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
The changes in the fair value of the swaps are recorded in AOCI and net of taxes were a loss of $9.2 million, a gain of $44.0 million and a gain of $9.4 million, respectively, for fiscal years 2023, 2022, and 2021, respectively. The fair value of these derivative instruments was in an asset position of $26.9 million as of September 30, 2023.
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

	Years Ended
	September 30, 2023	September 24, 2022	September 25, 2021
Amount of realized gain (loss) recognized in income
Forward foreign currency contracts	$1.3	$68.5	$(3.6)
Foreign currency option contracts	(4.0)	—	(6.1)
	$(2.7)	$68.5	$(9.7)
Amount of unrealized (loss) gain recognized in income
Forward foreign currency contracts	$(7.5)	$14.7	$0.5
Foreign currency option contracts	(5.5)	5.5	(4.0)
	$(13.0)	$20.2	$(3.5)
Amount of gain (loss) recognized in income
Total	$(15.7)	$88.7	$(13.2)

As of September 30, 2023, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and are used to hedge fluctuations in the U.S. dollar of certain of the Company's cash balances denominated in the Euro and UK pound, as well as forecasted transactions denominated in the Euro, UK pound, Australian dollar, Canadian dollar, Chinese Yuan and Japanese Yen with an aggregate notional amount of $377.9 million.
Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of September 30, 2023:

	Balance Sheet Location	September 30, 2023	September 24, 2022
Assets:
Derivative instrument designated as a cash flow hedge:
Interest rate swap contracts	Prepaid expenses and other current assets	$16.2	$31.9
Interest rate swap contracts	Other assets	10.7	7.0
		$26.9	$38.9

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$8.4	$15.8
Foreign currency option contracts	Prepaid expenses and other current assets	—	10.6
		$8.4	$26.4
The following table presents the unrealized gain (loss) recognized in AOCI related to the interest rate caps and interest rate swap for the following reporting periods:

	Years Ended
	September 30, 2023	September 24, 2022	September 25, 2021
Amount of (loss) gain recognized in other comprehensive income (loss), net of taxes:
Interest rate swap	$(9.2)	$44.0	$9.4
Interest rate cap agreements	—	—	0.4
Total	$(9.2)	$44.0	$9.8
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
The following is a rollforward of the allowance for credit losses for fiscal 2023, 2022 and 2021:

	Balance at Beginning of Period	Charged to Costs and Expenses	Write- offs and Payments	Balance at End of Period
Period Ended:
September 30, 2023	$37.7	$3.7	$(2.9)	$38.5
September 24, 2022	$40.5	$4.2	$(7.0)	$37.7
September 25, 2021	$31.6	$15.0	$(6.1)	$40.5
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
A reconciliation of basic and diluted share amounts for fiscal 2023, 2022, and 2021 was as follows:

	September 30, 2023	September 24, 2022	September 25, 2021
Basic weighted average common shares outstanding	246,772	251,527	257,046
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock units	2,059	2,318	2,660
Diluted weighted average common shares outstanding	248,831	253,845	259,706
Weighted-average anti-dilutive shares related to:
Outstanding stock options and restricted stock units	981	1,049	528
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
Product warranty activity for fiscal 2023 and 2022 was as follows:

	Balance at Beginning of Period	Provisions	Acquired	Settlements/ Adjustments	Balance at End of Period
Period ended:
September 30, 2023	$8.0	$6.8	$0.8	$(7.3)	$8.3
September 24, 2022	$8.8	$6.3	$—	$(7.1)	$8.0
Advertising Costs
Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $31.4 million, $78.1 million and $9.8 million for fiscal 2023, 2022 and 2021, respectively, and were included in selling and marketing expense in the Consolidated Statements of Income. The higher advertising costs in fiscal 2022 was primarily due to the Company's agreement to be a sponsor of the Women's Tennis Association and related structure of the arrangement and the production and airing of its Super Bowl commercial in February 2022.

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

	Years Ended
	September 30, 2023			September 24, 2022			September 25, 2021
Business (in millions)	United States	Intl.	Total	United States	Intl.	Total	United States	Intl.	Total
Diagnostics:
Cytology & Perinatal	$297.4	$183.2	$480.6	$300.4	$174.3	$474.7	$304.6	$169.3	$473.9
Molecular Diagnostics	1,061.0	300.7	1,361.7	1,694.5	816.9	2,511.4	2,038.9	1,132.6	3,171.5
Blood Screening	37.8	—	37.8	32.4	—	32.4	49.6	—	49.6
Total	1,396.2	483.9	1,880.1	2,027.3	991.2	3,018.5	2,393.1	1,301.9	3,695.0

Breast Health:
Breast Imaging	884.0	260.2	1,144.2	735.1	216.5	951.6	830.4	253.0	1,083.4
Interventional Breast Solutions	232.6	55.9	288.5	222.1	54.1	276.2	221.4	47.5	268.9
Total	1,116.6	316.1	1,432.7	957.2	270.6	1,227.8	1,051.8	300.5	1,352.3

GYN Surgical	475.3	128.9	604.2	423.8	99.1	522.9	396.4	91.7	488.1

Skeletal Health	69.9	43.5	113.4	59.6	34.0	93.6	61.0	35.9	96.9
Total	$3,058.0	$972.4	$4,030.4	$3,467.9	$1,394.9	$4,862.8	$3,902.3	$1,730.0	$5,632.3

	Years Ended
Geographic Regions (in millions)	September 30, 2023	September 24, 2022	September 25, 2021
United States	$3,058.0	$3,467.9	$3,902.3
Europe	520.3	888.5	1,201.8
Asia-Pacific	255.7	359.7	365.0
Rest of World	196.4	146.7	163.2
	$4,030.4	$4,862.8	$5,632.3

The following table provides revenue recognized by source:

	Years Ended
Revenue by type (in millions)	September 30, 2023	September 24, 2022	September 25, 2021
Disposables	$2,539.4	$3,603.6	$4,198.2
Capital equipment, components and software	740.5	587.6	769.1
Service	730.5	652.4	598.1
Other	20.0	19.2	66.9
	$4,030.4	$4,862.8	$5,632.3

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

Revenue from laboratory testing services, which are generated by the Company's Biotheranostics business, is recognized based upon contracted amounts with payors and historical cash collection experience for the same test or same payor group. Revenue is recognized once the laboratory services have been performed, the results have been delivered to the ordering physician, the payor has been identified, and insurance has been verified. The estimated timeframes for cash collection are three months for Medicare payors, six months for Medicare Advantage payors, and nine months for commercial payors.

Generally the contracts for capital equipment include multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. The Company determines its best estimate of standalone selling price using average selling prices over 3- to 12-month periods of data depending on the products or nature of the services coupled with current market considerations. If the product or service does not have a history of sales or if sales volume is not sufficient, the Company relies on prices set by its pricing committees or applicable marketing department adjusted for expected discounts.

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

Remaining Performance Obligations

As of September 30, 2023, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $797.8 million. These remaining performance obligations primarily relate to support and maintenance obligations and extended warranty in the Company's Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 47% of this amount as revenue in 2024, 30% in 2025, 15% in 2026, 6% in 2027, and 2% thereafter. As permitted, the Company does not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company's Breast Health and Skeletal Health reportable segments. Contract liabilities are classified as other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. The Company recognized revenue of $132.7 million and $119.7 million in the years ended September 30, 2023 and September 24, 2022, respectively, that was included in the contract liability balance at September 24, 2022 and September 25, 2021, respectively.

Practical Expedients
The Company applies a practical expedient to expense costs to obtain a contract with a customer as incurred when the amortization period would have been one year or less. These costs solely comprise sales commissions and typically the commissions are incurred at the time of shipment of product and upon billings for support and maintenance contracts.

4. Leases
    The Company accounts for leases pursuant to ASC 842 Leases (ASC 842) and recognizes lease assets and liabilities on its balance sheet. As a lessee, the Company elected to combine lease and non-lease components together for the majority of its leases, and as a result accounts for each separate lease component and the non-lease components associated with that lease component as a single lease component. As a lessor, in instances where the Company places instruments (or equipment) at customer sites as part of its reagent rental contracts, certain of the Company's reagent rental contracts could be classified as sales-type leases. Under sales-type leases, there is accelerated expense recognition for the cost of the placed equipment and potentially up-front revenue in the event there are fixed rental payments, a portion of which would be allocated to the equipment. The Company does not have a significant amount of sales-type leases.

Lessee Activity - Leases where Hologic is the Lessee

The majority of the Company's facilities are occupied under operating lease arrangements with various expiration dates through 2035, some of which include options to extend the term of the lease, and some of which include options to terminate the lease within one year. The Company has operating leases for office space, land, warehouse and manufacturing space, vehicles and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet and expense for these leases is recognized on a straight-line basis over the lease term. In accordance with ASC 842, for leases executed in fiscal 2020 and later, the Company accounts for the lease components and the non-lease components as a single lease component. The Company's leases have remaining lease terms of one year to approximately 12 years, some of which may include options to extend the leases for up to 10 years and some include options to terminate early. These options have been included in the determination of the lease liability when it is reasonably certain that the option will be exercised. The Company does not have any leases that include residual value guarantees.

The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. The right-of-use assets and related liabilities for operating leases are included in other assets, accrued expenses, and other long-term liabilities in the Consolidated Balance Sheet as of September 30, 2023.

Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease contract. Operating and finance lease liabilities and their corresponding right-of-use assets are recorded based on the present value of fixed lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the incremental borrowing rate, which is the estimated rate that would be incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The weighted average discount rate utilized on the Company's operating and finance lease liabilities as of September 30, 2023 was 3.20%.

The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

		September 30, 2023		September 24, 2022
	Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Assets
Lease right-of-use assets	Other assets	$62.7	$—	$68.9	$—
Finance lease right-of-use assets (non-current)	Property, plant and equipment, net	$—	$5.6	$—	$6.0
Liabilities
Operating lease liabilities (current)	Accrued expenses	$20.4	$—	$23.2	$—
Finance lease liabilities (current)	Finance lease obligations - short term	$—	$3.1	$—	$3.2
Operating lease liabilities (non-current)	Other long-term liabilities	$47.1	$—	$53.8	$—
Finance lease liabilities (non-current)	Finance lease obligations - long term	$—	$15.3	$—	$18.0

In connection with the Diagenode SA acquisition, the Company acquired two finance leases. The Company accounted for these lease agreements pursuant to ASC 842 and ASC 805 and recorded both an asset and liability at the present value of future lease payments as part of the purchase accounting. The finance leases are for two facilities with remaining lease terms of 6 and 10 years and contain a bargain purchase option of 3% at the end of the lease term.

The following table presents the weighted average remaining lease term and discount rate information related to the Company's operating and finance leases:

	As of September 30, 2023		As of September 24, 2022
	Operating Leases	Finance Lease	Operating Leases	Finance Lease
Weighted average remaining lease term	4.18	5.69	4.51	6.53
Weighted average discount rate	2.9%	4.2%	1.3%	4.3%

The following table provides information related to the Company’s operating and finance leases:

	Year Ended September 30, 2023	Year Ended September 24, 2022
Operating lease cost (a)	$29.9	$28.6
Finance lease cost - amortization of right-of-use assets	$0.7	$0.8
Finance lease cost - interest cost	$0.8	$1.0
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$0.9	$1.0
Operating cash flows from operating leases	$28.3	$29.3
Financing cash flows from finance leases	$3.2	$3.3
Total cash paid for amounts included in the measurement of lease liabilities	$32.4	$33.6

ROU assets arising from entering into new operating lease obligations	$15.7	$16.6
ROU assets arising from entering into new finance lease obligations	$—	$—
(a) Includes short-term lease expense and variable lease costs, which were immaterial for the year ended September 30, 2023.
The following table presents the future minimum lease payments under non-cancellable operating lease liabilities and finance leases as of September 30, 2023:

Fiscal Year	Operating Leases	Finance Leases
2024	$22.1	$3.8
2025	19.5	3.8
2026	13.5	3.8
2027	9.4	4.0
2028	4.5	3.0
Thereafter	4.7	2.1
Total future minimum lease payments	73.7	20.5
Less: imputed interest	(4.7)	(2.1)
Present value of lease liabilities	$69.0	$18.4
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

In connection with the disposition of the Medical Aesthetics business in fiscal 2020, the Company entered into an agreement to sublease to Cynosure its U.S. headquarters and manufacturing location. As such, the Company derecognized $10.2 million for the right-of-use asset for the finance lease and recorded a lease receivable, which is $12.9 million as of September 30, 2023.
The Company leases a portion of a building it owns and subleases some of its rented facilities and received aggregate rental income of $1.1 million, $2.8 million and $2.6 million in fiscal 2023, 2022 and 2021, respectively, which has been recorded as an offset to operating lease costs. The future minimum annual rental income payments under these lease and sublease agreements at September 30, 2023 are as follows:

Fiscal 2024	$2.0
Fiscal 2025	1.4
Fiscal 2026	1.4
Fiscal 2027	1.5
Fiscal 2028	1.2
Thereafter	3.0
Total	$10.5

5. Business Combinations

Fiscal 2023 Acquisitions

JW Medical

On July 3, 2023, the Company completed the acquisition of assets from JW Medical Corporation (“JW Medical”) for a purchase price of $6.7 million. JW Medical was a long-standing distributor of the Company’s Breast Health products in South Korea. The majority of the purchase price was allocated to a customer relationship intangible asset with a useful life of 5 years.

Normedi

On April 3, 2023, the Company completed the acquisition of Normedi Nordic AS (“Normedi”) for a purchase price of $7.7 million, which included $1.1 million for contingent consideration. Normedi was a long-standing distributor of the Company’s Surgical products in the Nordics region of Europe. The Company allocated $3.0 million of the purchase price to a customer relationship intangible asset with a useful life of 5 years, and the excess of the purchase price over the net assets acquired was recorded to goodwill.

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

The purchase price was allocated to Bolder's tangible and identifiable intangible assets and liabilities based on their estimated fair values as of November 29, 2021, as set forth below.

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

The estimate of the weighted average life for the developed technology, customer relationship, and trade name assets was 10 years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the amount of goodwill were primarily based on anticipated strategic and synergistic benefits that are expected to be realized from the Bolder acquisition. These benefits include expanding the Company's surgical portfolio and utilizing GYN Surgical's sales and regulatory expertise to drive adoption and revenue growth. None of the goodwill is expected to be deductible for income tax purposes.

Fiscal 2021 Acquisitions

Mobidiag

On June 17, 2021, the Company completed the acquisition of Mobidiag Oy (“Mobidiag”), for a purchase price of $729.6 million. Mobidiag, located in Finland, manufactures molecular diagnostic solutions for gastrointestinal infections, antimicrobial resistance management and other infections. Mobidiag's results of operations are reported in the Company's Diagnostics reportable segment from the date of acquisition.
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
As part of the purchase price allocation, the Company determined the identifiable intangible assets were developed technology, in-process research and development (“IPR&D”), customer relationships and trade names. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using rates ranging from 15.0% to 19.0%. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

The developed technology assets were comprised of know-how, patents and technologies embedded in Mobidiag's products and relate to currently marketed products. The developed technology assets comprised the primary product families under the Novodiag and Amplidiag technology platforms. In the third quarter of fiscal 2023, in connection with its company-wide annual budgeting and strategic planning process as well as evaluating the current operating performance of its Mobidiag business, including product design and manufacturing requirements, the Company identified indicators of impairment and concluded the asset group was impaired. The Company performed a fair value analysis and recorded an impairment charge of $186.9 million. The impairment charge was allocated to the long-lived assets on a pro-rata basis as follows: $153.7 million to developed technology, $10.4 million to customer relationships, $10.7 million to trade names, and $12.1 million to equipment. See Note 2 for further discussion.
The IPR&D project related to an in-process project that had not reached technological feasibility as of the acquisition date and had no alternative future use. The primary basis for determining technological feasibility of the project is obtaining regulatory approval to market the underlying product. The asset recorded related to one project, and at the date of acquisition, the Company expected to complete the project in approximately four years. In the fourth quarter of fiscal 2022 in connection with the annual impairment test for indefinite-lived intangible assets the Company recorded an impairment charge of $27.7 million to record the asset at fair value. The reduction in fair value was due to an increase in the discount rate from higher interest rates, a reduction in forecasted revenues and timing of completing the project. In the third quarter of fiscal 2023, the Company identified indicators of impairment and performed a fair value analysis which resulted in an impairment charge of $10.5 million (see Note 2). The reduction in fair value was due to a reduction in forecasted revenues and the further extension of the time period to complete the project. Given the uncertainties inherent with product development and introduction, there can be no assurance that the Company's product development efforts will be successful, completed on a timely basis or within budget, if at all. The IPR&D asset was valued using the income approach.
The weighted average life for the developed technology assets was 11.7 years, for customer relationships was 9.1 years, and for tradenames was 11.6 years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the amount of goodwill were primarily based on anticipated strategic and synergistic benefits that were expected to be realized from the Mobidiag acquisition. These benefits included expanding the Company's molecular diagnostics portfolio into the near-patient testing market and utilizing Diagnostic's commercial sales, manufacturing and regulatory expertise to drive adoption and revenue growth. None of the goodwill is expected to be deductible for income tax purposes.

Biotheranostics

On February 22, 2021, the Company completed the acquisition of Biotheranostics, Inc. (“Biotheranostics”), for a purchase price of $231.3 million. Biotheranostics, located in San Diego, California, manufactures molecular diagnostic tests that support physicians in the treatment of breast cancer and all metastatic cancers and performs the lab testing procedures at its Clinical Laboratory Improvement Amendments (“CLIA”) certified laboratory. Biotheranostics' results of operations are reported in the Company's Diagnostics reportable segment from the date of acquisition and its revenues are reported within Service and other revenue in the Company's Consolidated Statements of Income and within service revenue in the disclosure of disaggregated revenue in Note 3.

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

Diagenode

On March 1, 2021, the Company completed the acquisition of Diagenode SA (“Diagenode”) for a purchase price of $155.1 million. Diagenode, located in Belgium, is a developer and manufacturer of molecular diagnostic assays based on PCR (polymerase chain reaction) technology to detect infectious diseases of bacterial, viral or parasite origin. Diagenode's results of operations are reported in the Company's Diagnostics reportable segment from the date of acquisition.

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

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Diagenode's business. As part of the purchase price allocation, the Company determined the identifiable intangible assets were developed technology and customer relationships. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 14.5% rate for developed technology and a 13.5% rate for customer relationships. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The weighted average life of developed technology and customer relationships was 10 years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the amount of goodwill were based on anticipated synergistic benefits of Diagenode's products broadening the Diagnostics portfolio of molecular diagnostics products primarily in the transplant, acute care gastrointestinal and respiratory space as customers seek a broader menu of tests, utilizing Diagnostic's sales force to drive menu expansion and revenue growth and gaining additional PCR assay development expertise. None of the goodwill is expected to be deductible for income tax purposes.

Somatex Medical Technologies

On December 30, 2020, the Company completed the acquisition of Somatex Medical Technologies GmbH (“Somatex”)

for a purchase price of $62.9 million. Somatex, located in Germany, is a manufacturer of biopsy site markers, including the Tumark product line of tissue markers, which were distributed by the Company in the U.S. prior to the acquisition. The allocation of the purchase price was based on the Company's valuation, and it allocated $38.0 million to the value of developed technology with a weighted average life of 8 years, $1.2 million to customer relationships, $0.9 million to trade names and $32.4 million to goodwill. The remaining $9.6 million of the purchase price was allocated to the net acquired tangible assets and liabilities. Somatex' results of operations are reported in the Company's Breast Health reportable segment from the date of acquisition. None of the goodwill is expected to be deductible for income tax purposes.

NXC Imaging

On September 28, 2020, the Company completed the acquisition of assets from NXC Imaging for a purchase price of $5.6 million. NXC Imaging was a long-standing distributor of the Company's Breast and Skeletal Health products in the U.S. The majority of the purchase price was allocated to a customer relationship intangible asset with a useful life of 5 years.

Contingent Consideration

The Company’s contingent consideration liability is primarily related to its acquisition of Acessa Health, Inc. (“Acessa”), which was acquired in August 2020. Acessa developed the Acessa ProVu laparoscopic radiofrequency ablation system. The Company estimated the fair value of this liability to be $81.8 million as of the acquisition date. The contingent payments are based on a multiple of annual incremental revenue growth over a three-year period ending annually in each of December 2021, 2022, and 2023. There is no maximum earnout. Pursuant to ASC 805, Business Combinations (ASC 805), the Company recorded its estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, revenue growth rates of comparable companies, implied volatility and applying a risk adjusted discount rate. Each quarter the Company is required to remeasure the fair value of the liability as assumptions change, and such adjustments are recorded in operating expenses. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820. This fair value measurement is directly impacted by the Company's estimate of future incremental revenue growth of the business. Accordingly, if actual revenue growth is higher or lower than the estimates within the fair value measurement, the Company would record additional charges or gains. During the year ended September 30, 2023, the Company remeasured the contingent consideration liability and recorded a gain of $14.9 million to record the liability to fair value. The reduction in fair value was due to a decrease in forecasted revenues over the remaining measurement period. During the year ended September 24, 2022, the Company remeasured the contingent consideration and recorded a gain of $39.5 million to record the liability at fair value. The reduction in fair value was primarily due to a decrease in forecasted revenues over the measurement period and to a much lesser extent an increase in the discount rate driven by market rates. During the year ended September 25, 2021, the Company remeasured the contingent consideration liability and recorded a gain of $6.7 million to record the liability at fair value. The reduction in fair value was primarily due to a decrease in forecasted revenues over the measurement period, partially offset by a lower discount rate and accretion of the liability based on the passage of time. During the second quarter of fiscal 2022, the Company made a payment of $12.2 million for the first earn-out period. During the second quarter of fiscal 2023, the Company made a payment of $7.6 million for the second measurement period. As of September 30, 2023, the contingent consideration liability was $0.9 million, which was recorded within accrued expenses.

6. Disposition

Sale of SSI Ultrasound Imaging Business - Assets Held-for-Sale

On September 28, 2023, the Company entered into a definitive agreement to sell its SSI ultrasound imaging business to SSH Holdings Limited for a sales price of $1.9 million in cash. Under the terms of the contract, the Company agreed to fund the SSI business with $33.2 million of cash. The sale was completed on October 3, 2023. The Company has also agreed to provide certain transition services for up to one year, depending on the nature of the service. The SSI ultrasound imaging asset group met the criteria to be classified as assets held-for-sale in the fourth quarter of fiscal 2023. As a result, the Company recorded a charge of $51.7 million in the fourth quarter of fiscal 2023 to record the asset group to its fair value less costs to sell pursuant to ASC 360.

Assets held-for sale comprised the following as of September 30, 2023:

Assets:
Cash	$33.2
Accounts receivable	4.5
Inventory	16.2
Prepaid expenses and other assets	8.6
Valuation allowance	(50.6)
Total assets held-for-sale	$11.9

Liabilities:
Accounts payable	$3.1
Accrued expenses	5.1
Total liabilities held-for-sale	$8.2

The valuation allowance in the above table of $50.6 million was recorded to appropriately reflect the assets held-for-sale classification in the Consolidated Balance Sheet relative to the loss recorded and the net tangible assets disposed.

The Company has determined that this disposal did not qualify as a discontinued operation as the sale of the SSI ultrasound imaging business was deemed to not be a strategic shift having or that will have a major effect on the Company’s operations and financial results. This business’s results of operations, excluding impairment charges, were immaterial in fiscal 2023, 2022 and 2021.

7. Restructuring and Divestiture Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions which are described below. The following table displays charges taken related to restructuring actions in fiscal 2023, 2022 and 2021 and a rollforward of the charges to the accrued balances as of September 30, 2023:

	Fiscal 2023 Actions	Fiscal 2022 Actions	Fiscal 2021 Actions	Other	Total
Restructuring Charges
Fiscal 2021 charges:
Workforce reductions	$—	$—	$8.7	$0.6	$9.3
Fiscal 2021 restructuring charges	$—	$—	$8.7	$0.6	$9.3
Fiscal 2022 charges:
Workforce reductions	$—	$2.6	$(0.3)	$(0.4)	$1.9
Facility closure costs	—	0.5	—	—	0.5
Fiscal 2022 restructuring charges	$—	$3.1	$(0.3)	$(0.4)	$2.4
Fiscal 2023 charges:
Workforce reductions	$5.5	$6.0	$—	$—	$11.5
Other costs	—	0.5	—	—	0.5
Fiscal 2023 restructuring charges	$5.5	$6.5	$—	$—	$12.0

	Fiscal 2023 Actions	Fiscal 2022 Actions	Fiscal 2021 Actions	Previous Other Charges	Total
Rollforward of Accrued Restructuring
Balance as of September 26, 2020	$—	$—	$—	$4.5	$4.5

Fiscal 2021 restructuring charges	$—	$—	$8.7	$0.6	$9.3
Stock-based compensation	—	—	(0.9)	—	(0.9)
Severance payments and adjustments	—	—	(4.6)	(4.2)	(8.8)
Balance as of September 25, 2021	$—	$—	$3.2	$0.9	$4.1

Fiscal 2022 restructuring charges	$—	$3.1	$(0.3)	$(0.4)	$2.4
Severance payments and adjustments	—	(0.4)	(2.5)	(0.5)	(3.4)
Balance as of September 24, 2022	$—	$2.7	$0.4	$—	$3.1

Fiscal 2023 restructuring charges	$5.5	$6.5	$—	$—	$12.0
Severance payments and adjustments	(3.2)	(2.5)	(0.4)	—	(6.1)
Balance as of September 30, 2023	$2.3	$6.7	$—	$—	$9.0
Fiscal 2023 and 2022 Actions
During fiscal 2023 and 2022, the Company made various decisions to terminate approximately 128 employees across all divisions in multiple departments as well as consolidate and close certain offices in Germany and transfer warehouse distribution in the United States to a third-party facility. During fiscal 2023 and 2022, the Company recorded $9.4 million and $0.3 million, respectively, primarily for severance benefits under these actions, and $0.5 million in property closure costs in fiscal 2022. The charges were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits, and ASC 420, Exit or Disposal Cost Obligations (ASC 420) depending on the employee and nature of the severance benefit. These actions were completed as of September 30, 2023.
During the first quarter of fiscal 2022, the Company finalized its decision to close its Danbury, Connecticut facility where it manufactures its Breast Health capital equipment products. The manufacturing of the Breast Health capital equipment products and all other support services will be moved to the Company's Newark, Delaware facility. In addition, research and development, sales and services support and administrative functions have been and will be moved to the Newark, Delaware and Marlborough, Massachusetts facilities. The transition is expected to be completed by the second quarter of fiscal 2025. The majority of employees located in Danbury were given the option to relocate to the new locations. The employees were notified of the closure during the first quarter of fiscal 2022 but were not informed of their termination and related severance benefits until the third quarter of fiscal 2022. The Company is recording severance benefits ratably over the required service period pursuant to ASC 420. As a result, the Company recorded severance and benefits charges of $2.1 million and $1.6 million during fiscal 2023 and 2022, respectively. The Company expects to terminate 111 employees and that total severance and benefits charges, including retention, from this action will be approximately $5.9 million.
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

8. Borrowings and Credit Agreements
The Company’s borrowings consisted of the following:

	September 30, 2023	September 24, 2022
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$287.0	$15.0
Total current debt obligations	$287.0	$15.0
Long-term debt obligations, net of debt discount and issuance costs:
Term Loan	1,195.6	1,475.7
2028 Senior Notes	396.8	396.1
2029 Senior Notes	938.8	936.6
Total long-term debt obligations	2,531.2	2,808.4
Total debt obligations	$2,818.2	$2,823.4

The debt maturity schedule for the Company’s obligations as of September 30, 2023 was as follows:

	2024	2025	2026	2027	2028	2029 and Thereafter	Total
Term Loan	$287.5	$37.5	$1,160.0	$—	$—	$—	$1,485.0
2028 Senior Notes	—	—	—	—	400.0	—	400.0
2029 Senior Notes	—	—	—	—	—	950.0	950.0
	$287.5	$37.5	$1,160.0	$—	$400.0	$950.0	$2,835.0
2021 Credit Agreement
On September 27, 2021, the Company and certain of its subsidiaries refinanced its then existing term loan and revolving credit facility with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders (the “2018 Credit Agreement”) by entering into Refinancing Amendment No. 2 (the “2021 Credit Agreement”). Borrowings under the 2021 Credit Agreement are secured by first-priority liens on, and a first-priority security interest in, substantially all of the Company's U.S. assets and the assets of the Subsidiary Guarantors. These liens are subject to release during the term of the facilities if the Company is able to achieve certain corporate or corporate family ratings and other conditions are met. The credit facilities under the 2021 Credit Agreement (the “2021 Credit Facilities”) consist of:

•A $1.5 billion secured term loan (“2021 Term Loan”) with a maturity date of September 25, 2026; and
•A secured revolving credit facility (“2021 Revolver”) under which the Company may borrow up to $2.0 billion, subject to certain sublimits, with a maturity date of September 25, 2026.

On August 22, 2022, the Company and its subsidiaries amended the 2021 Credit Agreement by entering into an amendment (the “Third Amendment”) related to the planned phase out of LIBOR by the UK Financial Conduct Authority. The interest rate applicable to the loans under the 2021 Credit Agreement denominated in U.S. dollars were converted to a variant of the secured overnight financing rate (“SOFR”), as established from time to time by the Federal Reserve Bank of New York, plus a corresponding spread. The Third Amendment converted the Eurocurrency Rate to Term SOFR plus the SOFR Adjustment of 0.10% and the LIBOR Daily Floating Rate to Daily SOFR Rate plus the SOFR Adjustment of 0.10%, effective September 23, 2022.

After giving effect to the Third Amendment, borrowings under the 2021 Credit Agreement, other than Swing Line Loans, bear interest, at the Company's option, at the Base Rate, at the Term SOFR Rate, at the Alternative Currency Daily Rate, or at the Daily SOFR Rate, in each case plus the Applicable Rate.

The Applicable Rate in regard to the Base Rate, the Term SOFR Rate, the Alternative Currency Daily Rate, the Alternative Currency Term Rate, and the Daily SOFR Rate is subject to change depending on the Total Net Leverage Ratio (as defined in the 2021 Credit Agreement). The borrowings of the Term Loan under the 2021 Credit Facilities bear interest at an annual rate equal to the Term SOFR Rate plus the SOFR Adjustment of 0.10% for a one-month interest period plus an Applicable Rate equal to 1.00%. As of September 30, 2023, the interest rate under the 2021 Term Loan was 6.42% per annum.

The Company is also required to pay a quarterly commitment fee calculated on daily basis equal to the Applicable Rate as of such day multiplied by the undrawn committed amount available under the 2021 Revolver (taking into account any outstanding amounts under the LC Sublimit). As of September 30, 2023, this commitment fee was 0.15% per annum for the 2021 Revolver.

The Company is required to make scheduled principal payments under the 2021 Term Loan in increasing amounts, which is $9.375 million per three-month period through fiscal 2025, and increases to $18.75 million per three-month in fiscal 2026. The remaining balance of $1.335 billion (or such lesser aggregate principal amount of the Term Loans then outstanding) on the 2021 Term Loan and any amounts outstanding under the 2021 Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the 2021 Credit Agreement, the Company is required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances (excluding permitted debt) and insurance recoveries (subject to certain reinvestment rights). Certain of the mandatory prepayments are subject to reduction or elimination if certain financial covenants are met. These mandatory prepayments are required to be applied by the Company first to the 2021 Term Loan, second to any outstanding amount under any Swing Line Loans, third to the 2021 Revolver, fourth to prepay any outstanding reimbursement obligations with respect to letters of credit and fifth to cash collateralize such letters of credit. Subject to certain limitations, the Company may voluntarily prepay any of the 2021 Credit Facilities without premium or penalty. On October 27, 2023 (the first quarter of fiscal 2024), the Company made a $250.0 million voluntary prepayment on the 2021 Term Loan, which was reclassified to short term as of September 30, 2023. The outstanding principal balance of the 2021 Term Loan was $1.49 billion, and there were no amounts outstanding under the 2021 Revolver.

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

The Company evaluated the 2021 Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified embedded derivatives that required bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives were a default provision, which could require additional interest payments, and a provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company determined that the fair value of these embedded derivatives was immaterial as of September 30, 2023.

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
2018 Amended and Restated Credit Agreement
On December 17, 2018, the Company and certain of its subsidiaries refinanced its term loan and revolving credit facility by entering into an Amended and Restated Credit and Guaranty Agreement as of December 17, 2018 (the “2018 Credit Agreement”) with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders. The 2018 Credit Agreement amended the Company's Amended and Restated Credit and Guaranty Agreement dated as of October 3, 2017 (“2017 Credit Agreement”).

The credit facilities under the 2018 Credit Agreement consisted of:

•A $1.5 billion secured term loan (“2018 Term Loan”) with a maturity date of December 17, 2023; and
•A secured revolving credit facility (“2018 Revolver”) under which the Company could borrow up to $1.5 billion, subject to certain sublimits, with a maturity date of December 17, 2023.

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

Interest expense, non-cash interest expense, the weighted average interest rate, and the interest rate at the end of period under the 2021 Credit Agreement and the 2018 Credit Agreement were as follows:

	Years Ended
	September 30, 2023	September 24, 2022	September 25, 2021
Interest expense (1)	$92.4	$31.8	$22.0
Non-cash interest expense	$2.3	$2.2	$2.5
Weighted average interest rate	5.84%	1.74%	1.13%
Interest rate at end of period	6.42%	4.18%	1.08%

(1) Interest expense includes non-cash interest expense related to the amortization of the deferred issuance costs and accretion of the debt discount.

The Company’s currently effective interest rate swap agreement, which fixes the floating rate on $1.0 billion of aggregate principal under the 2021 Term Loan at 1.23%, resulted in the Company receiving $35.4 million in fiscal 2023, which was recorded as a reduction to interest expense. In fiscal 2022 and 2021, the Company paid $4.9 million and $9.0 million, respectively, under its interest rate swaps, which was recorded as an increase to interest expense.

Senior Notes

2028 Senior Notes

On January 19, 2018, the Company completed a private placement of $1.0 billion aggregate principal amount of senior notes and allocated $400 million in aggregate principal amount to its 4.625% Senior Notes due 2028 (the “2028 Senior Notes”) at an offering price of 100% of the aggregate principal amount of the 2028 Senior Notes. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries. The 2028 Senior Notes mature on February 1, 2028 and bear interest at the rate of 4.625% per year, payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 2018.

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

2029 Senior Notes

On September 28, 2020, the Company completed a private placement of $950 million aggregate principal amount of its 3.250% Senior Notes due 2029 (the “2029 Senior Notes”) at an offering price of 100% of the aggregate principal amount of the 2029 Senior Notes. The 2029 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries. The 2029 Senior Notes mature on February 15, 2029 and bear interest at the rate of 3.250% per year, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2021.

The Company has the option to redeem the 2029 Senior Notes on or after: September 28, 2023 through September 27, 2024 at 101.625% of par; September 28, 2024 through September 27, 2025 at 100.813% of par; and September 28, 2025 and thereafter at 100% of par. In addition, if the Company undergoes a change of control coupled with a decline in ratings, as provided in the indenture, the Company will be required to make an offer to purchase each holder’s 2029 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

The Company evaluated the 2029 Senior Notes for derivatives pursuant to ASC 815, Derivatives and Hedging, and did not identify any embedded derivatives that require bifurcation. All features were deemed to be clearly and closely related to the host instrument.
2025 Senior Notes

The Company had 4.375% Senior Notes due 2025 (the “2025 Senior Notes”) outstanding. The Company used the net proceeds of the 2029 Senior Notes offering in the first quarter of fiscal 2021 to redeem in full the 2025 Senior Notes in the aggregate principal amount of $950.0 million on October 15, 2020 at an aggregate redemption price of $970.8 million, which included a premium payment of $20.8 million. Since the Company planned to use the proceeds from the 2029 Senior Notes offering to redeem the 2025 Senior Notes, the Company evaluated the accounting for this transaction under ASC 470 to determine modification versus extinguishment accounting on a creditor-by-creditor basis. Certain 2025 Senior Note holders either did not participate in this refinancing transaction or reduced their holdings and these transactions were accounted for as extinguishments. As a result, the Company recorded a debt extinguishment loss in the first quarter of fiscal 2021 of $21.6 million, which comprised pro-rata amounts of the premium payment, debt discount and debt issuance costs. For the remaining 2025 Senior Notes holders who participated in the refinancing, these transactions were accounted for as a modification because on a creditor-by-creditor basis the present value of the cash flows between the debt instruments before and after the transaction was less than 10%. The Company recorded a portion of the transaction expenses of $5.8 million to interest expense pursuant to ASC 470, subtopic 50-40. The remaining debt issuance costs of $7.9 million and debt discount of $6.4 million related to the modified debt are being amortized over the new term of the 2029 Senior Notes using the effective interest method.
Interest expense for the 2029 Senior Notes, 2028 Senior Notes and 2025 Senior Notes was as follows:

		Years Ended
		September 30, 2023		September 24, 2022		September 25, 2021
	Interest Rate	Interest Expense (1)	Non-Cash Interest Expense	Interest Expense (1)	Non-Cash Interest Expense	Interest Expense (1)	Non-Cash Interest Expense
2029 Senior Notes	3.250%	$33.5	$2.1	$32.9	$2.1	$32.7	$2.1
2028 Senior Notes	4.625%	19.5	0.7	19.2	0.7	19.2	0.7
2025 Senior Notes	4.375%	—	—	—	—	2.3	0.1
Total		$53.0	$2.8	$52.1	$2.8	$54.2	$2.9
(1) Interest expense includes non-cash interest expense related to the amortization of the deferred issuance costs and accretion of the debt discount.

9. Fair Value Measurements
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

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company has investments in derivative instruments comprised of interest rate swaps, forward foreign currency contracts and foreign currency option contracts, which are valued using analyses obtained from independent third-party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of these derivative contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 2 for further discussion and information on these derivative contracts. In addition, the Company has contingent consideration liabilities that are recorded at fair value and are based on Level 3 inputs. The contingent consideration liability as of September 30, 2023 and September 24, 2022 was primarily related to the Acessa acquisition (see Note 5).
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following:

		Fair Value Measurements at September 30, 2023
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps	$26.9	$—	$26.9	$—
Forward foreign currency contracts	8.4	—	8.4	—
Total	$35.3	$—	$35.3	$—
Liabilities:
Contingent consideration	$2.0	$—	$—	$2.0
Total	$2.0	$—	$—	$2.0

		Fair Value Measurements at September 24, 2022
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$38.9	$—	$38.9	$—
Forward foreign currency contracts	26.4	—	26.4	—
Total	$65.3	$—	$65.3	$—
Liabilities:
Contingent consideration	$23.4	$—	$—	$23.4
Total	$23.4	$—	$—	$23.4
Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, during the years ended September 30, 2023, September 24, 2022, and September 25, 2021 were as follows:

	Years Ended
	2023	2022	2021
Balance at beginning of period	$23.4	$75.1	$81.8
Contingent consideration recorded at acquisition	1.1	—	—
Fair value adjustments	(14.9)	(39.5)	(6.7)
Payments	(7.6)	(12.2)	—
Balance at end of period	$2.0	$23.4	$75.1
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of equity investments and long-lived assets, including property, plant and equipment, intangible assets, and goodwill. During the fourth quarter of fiscal 2023, the Company’s SSI ultrasound imaging business met the criteria to be classified as assets held-for-sale, and the Company recorded a $51.7 million loss to record the asset group at its fair value less costs to sell. During the third quarter of fiscal 2023, the Company identified indicators of impairment related to the long-lived assets of its Mobidiag business and based on the fair value of the asset group recorded impairment charges aggregating $186.9 million, of which $174.8 million was allocated to intangible assets and $12.1 million was allocated to property, plant and equipment. Subsequent to the impairment charges, the carrying value of the definite-lived intangible assets and property, plant and equipment was $65.8 million and $4.6 million, respectively. In addition, the Company recorded a $10.5 million impairment charge for the only in-process research and development project from the Mobidiag acquisition, and the resulting carrying value was $26.5 million. During the third quarter of fiscal 2023, the Company identified indicators of impairment related to the long-lived assets of its SSI ultrasound imaging business and recorded impairment charges aggregating $26.4 million, of which $20.6 million was allocated to intangible assets and $5.8 million was allocated to equipment. Subsequent to the impairment charges, the carrying value of these assets was zero.

During the fourth quarter of fiscal 2022, the Company recorded a $27.7 million impairment charge to record its Mobidiag IPR&D asset at fair value, which is a Level 3 measurement, and it recorded an $8.2 million impairment charge to write-off a developed technology asset from its Focal acquisition. In addition, the Company recorded an impairment charge of $4.0 million to record an equity investment at its estimated fair value. During the third quarter of fiscal 2022, the Company recorded a $9.2 million impairment charge to write off two developed technology assets from its Faxitron acquisition. During the second quarter of fiscal 2022, the Company recorded a $4.3 million impairment charge to write-off an equity method investment acquired in the Mobidiag acquisition. During the fourth quarter of fiscal 2021, the Company recorded an impairment charge of $1.8 million to record an equity investment to its fair value. Refer to Note 8 for disclosure of the nonrecurring fair value measurement related to the debt extinguishment losses recorded in fiscal 2022 and 2021.
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
Amounts outstanding under the Company’s 2021 Credit Agreement of $1.49 billion aggregate principal as of September 30, 2023 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2028 Senior Notes and 2029 Senior Notes had fair values of approximately $368.0 million and $803.1 million, respectively, as of September 30, 2023 based on their trading prices, representing a Level 1 measurement. Refer to Note 8 for the carrying amounts of the various components of the Company's debt.

10. Income Taxes
The Company’s income before income taxes consisted of the following:

	Years ended
	September 30, 2023	September 24, 2022	September 25, 2021
Domestic	$861.4	$1,340.3	$2,267.8
Foreign	(185.3)	247.9	93.3
	$676.1	$1,588.2	$2,361.1

The provision (benefit) for income taxes contained the following components:

	Years ended
	September 30, 2023	September 24, 2022	September 25, 2021
Federal:
Current	$250.6	$298.6	$453.6
Deferred	(72.1)	(129.8)	(45.6)
	178.5	168.8	408.0
State:
Current	45.9	54.8	84.7
Deferred	(9.4)	(9.5)	(11.9)
	36.5	45.3	72.8
Foreign:
Current	32.7	99.0	23.2
Deferred	(27.6)	(26.9)	(12.6)
	5.1	72.1	10.6
	$220.1	$286.2	$491.4
The income tax provision differed from the tax provision computed at the U.S. federal statutory rate due to the following:

	Years ended
	September 30, 2023	September 24, 2022	September 25, 2021
Income tax provision at federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax resulting from:
Cynosure loss on sale and carryback	—	(1.2)	—
State income taxes, net of federal benefit	4.1	2.9	2.7
U.S. tax on foreign earnings	(1.0)	(2.6)	(2.7)
Internal Restructuring	—	(0.9)	—
Tax credits	(1.1)	(0.5)	(0.3)
Unrecognized tax benefits	3.5	0.2	0.3
Compensation	0.8	0.2	0.1
Foreign rate differential	(4.8)	(0.8)	(0.7)
Change in deferred tax	—	0.4	(0.3)
Assets held-for-sale charge	1.5	—	—
Change in valuation allowance	8.2	0.4	—
Other	0.4	(1.1)	0.7
	32.6%	18.0%	20.8%

The Company's effective tax rate for fiscal 2023 was higher than the U.S. statutory tax rate primarily due to the tax effect of the SSI ultrasound imaging assets held-for-sale charge, income tax reserves, the global intangible low-taxed income inclusion, and state income taxes, partially offset by the impact of the U.S. deduction for foreign derived intangible income, and the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate.

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
The Company uses the asset and liability method to account for income taxes in accordance with ASC 740, Accounting for Income Taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and also for operating loss and tax credit carryforwards at each reporting period. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the period and jurisdiction in which these differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.
The Company’s significant deferred tax assets and liabilities were as follows:

	September 30, 2023	September 24, 2022
Deferred tax assets
Net operating loss carryforwards	$55.3	$91.4
Capital losses	55.0	54.3
Capitalized research and development	70.1	20.0
Non-deductible accruals	32.7	30.1
Non-deductible reserves	42.8	44.6
Stock-based compensation	19.8	18.8
Tax credits	7.1	8.9
Nonqualified deferred compensation plan	13.5	13.2
Lease liability	14.0	11.8
Other temporary differences	14.3	—
	324.6	293.1
Less: valuation allowance	(114.7)	(115.3)
	$209.9	$177.8
Deferred tax liabilities
Depreciation and amortization	$(160.3)	$(240.6)
Right of use asset	(13.2)	(11.4)
Other temporary differences	—	(0.4)
	$(173.5)	$(252.4)
	$36.4	$(74.6)

Under ASC 740, the Company can only recognize the future benefit of deferred tax assets to the extent that it is “more likely than not” that these assets will be realized. After considering all available positive and negative evidence, the Company established a valuation allowance against specifically identified deferred tax assets because it is more-likely-than-not that these assets will not be realized. In making this determination, the Company considered numerous factors including historical profitability, estimated future taxable income and the character of such income. The valuation allowance decreased $0.6 million in fiscal 2023 from fiscal 2022 primarily due to the SSI ultrasound imaging assets held-for-sale accounting, partially offset by valuation allowances recorded against net operating loss carryforwards.

The Company obtains tax incentives through the Free Trade Zone Regime offered in Costa Rica which allows 100 percent exemption from income tax in the first eight years of operations and 50 percent exemption in the following four years. This tax incentive resulted in income tax savings of $45.5 million, or $0.18 per share to diluted net income per share in fiscal year 2023. The tax incentive for 100 percent exemption from income tax is expected to expire in fiscal year 2029, with the 50 percent exemption to expire in fiscal year 2033. The Company’s historical practice has been to renew, extend, or obtain new tax incentive grants upon expiration of existing tax incentive grants. If the Company is not able to renew, extend, or obtain new tax incentive grants, the expiration of existing tax incentive grants could have a material impact on the Company’s financial results in future periods. Incentives in prior years were not material to the Company's consolidated financial statements.

As of September 30, 2023, the Company had $51.1 million, $174.5 million, and $394.6 million in gross federal, state, and foreign net operating losses, respectively, $4.5 million and $2.6 million in federal and state credit carryforwards, respectively, and $26.8 million and $33.6 million in gross state and foreign capital loss carryforwards, respectively. These losses, credits, and capital loss carryforwards expire between 2024 and 2043, except for $95.3 million in losses, $3.7 million in credits, and $33.6 million in capital loss carryforwards that have unlimited carryforward periods. The state and foreign net operating losses include $108.2 million and $365.7 million, respectively, and the state capital loss carryforwards include $26.8 million, that the Company expects will expire unutilized.
As of September 30, 2023, the Company had $256.5 million in gross unrecognized tax benefits excluding interest, of which $240.5 million, if recognized, would reduce the Company's effective tax rate. As of September 24, 2022, the Company had $247.6 million in gross unrecognized tax benefits excluding interest, of which $231.6 million, if recognized, would have reduced the Company's effective tax rate. The $8.9 million increase in gross unrecognized tax benefits from fiscal 2022 was primarily due to intercompany transfer pricing for ordinary business operations and other current year positions, partially offset by reserve releases resulting from statute of limitations expirations and audit settlements. In the next twelve months it is reasonably possible that the Company will reduce its gross unrecognized tax benefits excluding interest by up to $1.4 million due to expiring statutes of limitations.
The Company’s unrecognized income tax benefits activity for fiscal 2023 and 2022 was as follows:

	2023	2022
Balance at beginning of fiscal year	$247.6	$212.8
Tax positions related to current year:
Additions	6.8	45.9
Reductions	—	—
Tax positions related to prior years:
Additions related to change in estimate	4.5	21.5
Reductions	—	(6.6)
Lapses in statutes of limitations and settlements	(2.4)	(26.0)
Balance as of the end of the fiscal year	$256.5	$247.6
The Company’s policy is to include accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, as a component of income tax expense. As of September 30, 2023, and September 24, 2022, gross accrued interest was $30.1 million and $14.3 million, respectively, and accrued penalties were not significant.
The Company and its subsidiaries are subject to examination by U.S. federal, state, and foreign tax authorities. The Company is currently undergoing several income tax audits including examinations by the U.S. Internal Revenue Service (fiscal years 2017-2020), U.K. HM Revenue and Customs (fiscal years 2016-2021) and various state tax authorities. Excluding jurisdictions under audit, the Company’s income tax returns are generally no longer subject to examination prior to fiscal year 2019.
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

The Tax Cuts and Jobs Act of 2017

The Tax Cuts and Jobs Act of 2017 currently requires taxpayers to capitalize research and experimental expenditures effective for tax years beginning after December 31, 2021 and amortize the capitalized costs over a period of 5 or 15 years depending on where the research is conducted. This capitalization requirement was effective for the Company beginning in fiscal 2023 and increased the Company’s fiscal 2023 U.S. federal and state income tax liabilities. There was not a significant impact to the Company’s effective tax rate related to this change.

Other Tax Accounting Pronouncements
ASU 2016-16 removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. In accordance with ASU 2016-16, the Company recorded a $77.2 million increase to current income tax expense, a $39.4 million increase to current income tax liabilities, a $37.8 million increase to long-term liabilities, and a $90.8 million decrease to deferred tax expense and net deferred tax liabilities related to an internal restructuring for the year ended September 24, 2022. The net result was an increase to net income of $13.6 million, or $0.05 per share to diluted net income per share.
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

11. Stockholders' Equity and Stock-Based Compensation
Stock Repurchase Program
On December 11, 2019, the Board of Directors authorized a share repurchase plan to repurchase up to $500.0 million of the Company's outstanding common stock. During the first quarter of fiscal 2021, the Company repurchased 1.5 million shares of its common stock under this plan for a total consideration of $101.3 million. On December 9, 2020, the Board of Directors authorized a new five-year share repurchase program to repurchase up to $1.0 billion of the Company's outstanding common stock. The prior program was terminated in connection with this new authorization. Under this authorization, during fiscal 2021, the Company repurchased 4.6 million shares of its common stock for a total consideration of $308.5 million, and during fiscal 2022, the Company repurchased 7.7 million shares of its common stock for a total consideration of $542.1 million.
On September 22, 2022, the Board of Directors authorized a new stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of the Company’s outstanding common stock, effective as of the close of trading September 23, 2022. This repurchase program replaced the previous $1.0 billion authorization. During fiscal 2023, the Company repurchased 6.8 million shares of its common stock for total consideration of $501.6 million, excluding the 1% excise tax on share repurchases of $2.9 million. As of September 30, 2023, $498.6 million remained available under this authorization. Subsequent to September 30, 2023, the Company repurchased 2.2 million shares for a total consideration of $150.0 million.

On November 6, 2023, the Board of Directors authorized the Company to repurchase up to $500 million of the Company’s outstanding shares pursuant to an accelerated share repurchase (ASR) agreement. On November 15, 2023, the Company executed the ASR agreement with Goldman Sachs & Co. (“Goldman Sachs”) pursuant to which the Company agreed to repurchase $500 million of the Company’s common stock. In connection with the launch of the ASR, on November 17, 2023, the Company paid Goldman Sachs an aggregate of $500 million and received approximately 5.6 million shares of the Company’s common stock, representing 80% of the transaction value based on the Company’s closing share price on November 14, 2023. The final number of shares to be received under the ASR agreement will be determined upon completion of the transaction and will be based on the total transaction value and the volume-weighted average share price of the Company’s common stock during the term of the transaction. Final settlement of the transaction is expected to be completed in the second quarter of fiscal 2024.
Stock-Based Compensation
Equity Compensation Plans
The Company has one share-based compensation plan pursuant to which awards are currently being issued—the 2008 amended and restated Equity Incentive Plan (“2008 Equity Plan”). The purpose of the 2008 Equity Plan is to provide stock options, restricted stock units and other equity interests in the Company to employees, officers, directors, consultants and advisors of the Company and any other person who is determined by the Board of Directors to have made (or is expected to make) contributions to the Company. The 2008 Equity Plan is administered by the Board of Directors of the Company. On December 8, 2022, the Board of Directors approved an additional 6.5 million shares of common stock available under the 2008 Equity Plan increasing the total shares reserved for issuance under the plan to 38 million. As of September 30, 2023, the Company had 8.8 million shares available for future grant under the 2008 Equity Plan.
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Operations in fiscal 2023, 2022 and 2021:

	2023	2022	2021
Cost of revenues	$10.5	$9.1	$8.0
Research and development	10.5	8.8	7.7
Selling and marketing	12.0	10.5	9.5
General and administrative	46.6	38.3	38.9
Restructuring	—	—	0.9
	$79.6	$66.7	$65.0

Grant-Date Fair Value
The Company uses a binomial model to determine the fair value of its stock options. The Company considers a number of factors to determine the fair value of options including the assistance of an outside valuation adviser. Information pertaining to stock options granted during fiscal 2023, 2022 and 2021 and related assumptions are noted in the following table:

	Years ended
	September 30, 2023	September 24, 2022	September 25, 2021
Options granted (in millions)	0.5	0.7	0.6
Weighted-average exercise price	$74.66	$71.07	$68.62
Weighted-average grant date fair value	$25.95	$21.01	$19.86
Assumptions:
Risk-free interest rates	4.3%	1.1%	0.4%
Expected life (in years)	4.8	4.8	4.8
Expected volatility	33.9%	34.2%	35.0%
Dividend yield	—	—	—
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
Stock-Based Compensation Expense Attribution

The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options and restricted stock units (“RSUs”), unless the employee meets the plan retirement provision of reaching a certain age and years of service criteria in which case the expense is accelerated to match the required service period to receive such benefit. The vesting term of stock options is generally four years with annual vesting of 25% per year on the anniversary of the grant date, and RSUs generally vest over three years with annual vesting at 33% per year on the anniversary of the grant date.
The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Under ASC 718, the Company's accounting policy is to estimate forfeitures at the time awards are granted and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 6.0% as of September 30, 2023 depending on the specific employee group. This analysis is re-evaluated annually and the forfeiture rate adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.
Stock-based compensation expense related to stock options was $14.2 million, $12.0 million, and $13.0 million in fiscal 2023, 2022 and 2021, respectively. Stock compensation expense related to stock units, including RSUs, performance stock units (“PSUs”), free cash flow performance stock units (“FCFs”) and market stock units (“MSUs”) was $58.5 million, $48.2 million, and $46.1 million in fiscal 2023, 2022 and 2021, respectively. The related tax benefit recorded in the Consolidated Statements of Income was $10.7 million, $8.6 million and $7.9 million in fiscal 2023, 2022 and 2021, respectively. At September 30, 2023, there was $11.4 million and $46.9 million of unrecognized compensation expense related to stock options and stock units, respectively, to be recognized over a weighted average period of 2.1 years and 1.7 years, respectively.
Share Based Payment Activity
The following table summarizes all stock option activity under the Company’s stock option plans for the year ended September 30, 2023:

	Number of Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at September 24, 2022	4.4	$48.46	6.1	$71.0
Granted	0.5	74.66
Canceled/ forfeited	(0.2)	67.33
Exercised	(0.5)	42.59		18.4
Options outstanding at September 30, 2023	4.2	$51.63	5.6	$77.6
Options exercisable at September 30, 2023	3.0	$44.49	4.6	$73.8
Options vested and expected to vest at September 30, 2023 (1)	4.2	$51.56	5.6	$77.6

(1)This represents the number of vested stock options as of September 30, 2023 plus the unvested outstanding options at September 30, 2023 expected to vest in the future, adjusted for estimated forfeitures.
During fiscal 2022 and 2021, the total intrinsic value of options exercised (i.e., the difference between the market price on the date of exercise and the price paid by the employee to exercise the options) was $11.1 million and $30.4 million, respectively.

A summary of the Company’s RSU, PSU, FCF and MSU activity during the year ended September 30, 2023 is presented below:

Non-vested Shares	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested at September 24, 2022	1.7	$64.43
Granted	1.0	75.73
Vested	(0.9)	55.40
Forfeited	(0.2)	72.11
Non-vested at September 30, 2023	1.6	$73.33

The number of RSUs vested includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. The Company pays the minimum statutory tax withholding requirement on behalf of its employees. During fiscal 2023, 2022 and 2021 the total fair value of RSUs vested was $48.4 million, $43.8 million and $73.1 million, respectively.
The Company granted 0.7 million, 0.7 million and 0.5 million RSUs during fiscal 2023, 2022 and 2021, respectively. In addition, included in the above chart, the Company also granted 0.1 million, 0.1 million and 0.1 million PSUs during fiscal 2023, 2022, and 2021, respectively, to members of the Company's senior management team, which includes additional shares issued upon achieving metrics within the performance criteria. Each recipient of the PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of the three year performance period provided the Company’s defined Return on Invested Capital metrics are achieved. The Company also granted $0.1 million and $0.1 million of FCF PSUs based on a three-year cumulative free cash flow measure (FCF) to its senior management team in fiscal 2023 and 2022, respectively. The Company granted 0.1 million of FCF PSUs based on a one-year measurement period to its senior management team in fiscal 2021. Each recipient of FCF PSUs is eligible to receive between zero and 200% of the target number of shares of the Company's common stock at the end of the three year or one-year measurement periods. The PSUs and FCF PSUs were valued at $74.35, $71.16 and $68.51 per share based on the ending stock price on the date of grant in fiscal 2023, 2022 and 2021, respectively. The PSUs and FCF PSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million, 0.1 million and 0.1 million MSUs during fiscal 2023, 2022 and 2021, respectively, to its senior management team. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of the three year performance period based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $97.91, $75.43 and $82.31 per share using the Monte Carlo simulation model in fiscal 2023, 2022 and 2021, respectively. These awards cliff-vest three years from the date of grant, and the Company recognizes compensation expense for the MSUs ratably over the service period regardless of the measurement criteria being met.
Employee Stock Purchase Plan
The Hologic, Inc. 2012 Employee Stock Purchase Plan (“2012 ESPP”) provides for the granting of up to 2.5 million shares of the Company’s common stock to eligible employees. The 2012 ESPP plan period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lower of (i) the market price per share of the common stock on the first day of the offering period or (ii) the market price per share of the common stock on the purchase date. Stock-based compensation expense in fiscal 2023, 2022 and 2021 was $6.9 million, $6.5 million and $5.9 million, respectively.
The Company uses the Black-Scholes model to estimate the fair value of shares to be issued as of the grant date using the following weighted average assumptions:

	September 30, 2023	September 24, 2022	September 25, 2021
Assumptions:
Risk-free interest rates	4.10%	0.96%	0.26%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	34.0%	34.0%	34.1%
Dividend yield	—	—	—

12. 401(k) Plan
The Company's U.S. employees have access to a qualified 401(k) defined contribution plan. The Company made contributions of $23.9 million, $21.8 million and $20.9 million for fiscal 2023, 2022 and 2021, respectively.

13. Deferred Compensation Plans
Nonqualified Deferred Compensation Plan
The Company has a Nonqualified Deferred Compensation Plan (“DCP”) which provides non-qualified retirement benefits to a select group of executive officers, senior management and highly compensated employees of the Company. Eligible employees may elect to contribute up to 75% of their annual base salary and 100% of their annual bonus to the DCP and such employee contributions are 100% vested. In addition, the Company may elect to make annual discretionary contributions on behalf of participants in the DCP. Each Company contribution is subject to a three-year vesting schedule, such that each contribution vests one third annually. Employee contributions are recorded within accrued expenses.
Upon enrollment into the DCP, employees make investment elections for both their voluntary contributions and discretionary contributions, if any, made by the Company. Earnings and losses on contributions based on these investment elections are recorded as a component of compensation expense in the period earned.
Annually, the Compensation Committee of the Board of Directors has approved a discretionary cash contribution to the DCP for each year. Discretionary contributions by the Company to the DCP are held in a Rabbi Trust. The Company records compensation expense for the DCP discretionary contributions ratably over the three-year vesting period of each annual contribution, unless the participant meets the plan retirement provision of reaching a certain age and years of service criteria in which case the expense is accelerated to match the required service period to receive such benefit. Under the DCP, the Company recorded compensation expense related to Company contributions of $3.9 million, $4.0 million and $3.2 million in fiscal 2023, 2022 and 2021, respectively. The full amount of the discretionary contribution, net of forfeitures, along with employee deferrals is recorded within accrued expenses and totaled $65.4 million and $61.8 million at September 30, 2023 and September 24, 2022, respectively.
The Company has purchased Company-owned group life insurance contracts, in which both voluntary and discretionary Company DCP contributions are invested, to partially fund payment of the Company’s obligation to the DCP participants. The total amount invested at September 30, 2023 and September 24, 2022 was $56.1 million and $49.2 million, respectively. The values of these life insurance contracts are recorded in other long-term assets. Changes in the cash surrender value of life insurance contracts, which were not significant in fiscal 2023, 2022 and 2021, are recorded within other income (expense), net.
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

14. Non-cancelable Purchase Commitments
The Company has certain non-cancelable purchase obligations primarily related to inventory purchases and diagnostics instruments, primarily Panther systems, and to a lesser extent other operating expense commitments. These obligations are not recorded in the Consolidated Balance Sheets. For reasons of quality assurance, sole source availability or cost effectiveness, certain key components and raw materials and instruments are available only from a sole supplier and the Company has certain long-term supply contracts to assure continuity of supply. At September 30, 2023, non-cancelable purchase commitments were as follows:

Fiscal 2024	298.7
Fiscal 2025	24.4
Fiscal 2026	2.1
Fiscal 2027	0.8
Fiscal 2028	0.7
Thereafter	0.5
Total	$327.2

15. Litigation and Related Matters

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

On November 4, 2022, a product liability complaint was filed against the Company in Massachusetts state court by a group of plaintiffs who claim they sustained injuries caused by the BioZorb 3D Bioabsorbable Marker, and additional complaints were subsequently filed alleging similar claims. The BioZorb device is an implantable three-dimensional marker that helps clinicians overcome certain challenges presented by breast conserving cancer surgery (lumpectomy). The complaints allege that the plaintiffs suffered side effects that were not disclosed in the BioZorb instructions for use and make various additional claims related to the design, manufacture and marketing of the device. Complaints have been filed on behalf of 74 plaintiffs, one pending in Massachusetts state court, which has set a November 2025 trial date, and the remainder in United States District Court for the District of Massachusetts, which has not set a trial date. Discovery is ongoing. While the Company believes it has valid defenses and plans to vigorously defend its position, litigation can be costly and unpredictable, and at this early stage the Company cannot reasonably assess the outcome of this matter.

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

16. Business Segments and Geographic Information
The Company reports segment information in accordance with ASC 280, Segment Reporting. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is its chief executive officer, and the Company’s reportable segments have been identified based on the types of products manufactured and the end markets to which the products are sold. Each reportable segment generates revenue from either the sale of medical equipment and related services and/or sale of disposable products and supplies, primarily used for diagnostic testing and surgical procedures. The Company has four reportable segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. The Company measures and evaluates its reportable segments based on segment revenues and operating income adjusted to exclude the effect of non-cash charges, such as intangible asset amortization expense and goodwill and intangible asset impairment charges, transaction and integration expenses for acquisitions, restructuring, consolidation and divestiture charges, litigation charges, and other one-time or unusual items.

Identifiable assets for the reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues. Segment information for fiscal 2023, 2022, and 2021 was as follows:

	Years ended
	September 30, 2023	September 24, 2022	September 25, 2021
Total revenues:
Diagnostics	$1,880.1	$3,018.5	$3,695.0
Breast Health	1,432.7	1,227.8	1,352.3
GYN Surgical	604.2	522.9	488.1
Skeletal Health	113.4	93.6	96.9
	$4,030.4	$4,862.8	$5,632.3
Operating income (loss):
Diagnostics	$193.9	$1,359.4	$2,140.1
Breast Health	273.0	183.2	284.2
GYN Surgical	188.9	104.9	58.9
Skeletal Health	12.6	(7.3)	(2.9)
	$668.4	$1,640.2	$2,480.3
Depreciation and amortization:
Diagnostics	$224.7	$274.0	$260.4
Breast Health	50.0	58.8	52.7
GYN Surgical	48.0	96.6	93.1
Skeletal Health	0.7	0.7	0.7
	$323.4	$430.1	$406.9
Capital expenditures:
Diagnostics	$85.2	$96.8	$147.7
Breast Health	41.1	14.6	14.2
GYN Surgical	17.0	12.8	14.5
Skeletal Health	0.8	0.3	0.3
Corporate	6.1	2.7	1.0
	$150.2	$127.2	$177.7
Identifiable assets:
Diagnostics	$2,596.4	$2,881.7	$3,348.8
Breast Health	1,170.1	1,245.8	1,233.9
GYN Surgical	1,455.4	1,461.5	1,369.7
Skeletal Health	33.7	27.5	31.9
Corporate	3,883.7	3,454.7	2,935.6
	$9,139.3	$9,071.2	$8,919.9

The Company operates in the following major geographic areas as noted in the below chart. Revenue data is based upon customer location. Other than the United States, no single country accounted for more than 10% of consolidated revenues. The Company’s sales in Europe are predominantly derived from the United Kingdom, Germany, France, Spain, Italy, and the Netherlands. The Company’s sales in Asia-Pacific are predominantly derived from China, Australia and Japan. The “Rest of world” designation includes Canada, Latin America and the Middle East.

Revenues by geography as a percentage of total revenues were as follows:

	Years ended
	September 30, 2023	September 24, 2022	September 25, 2021
United States	75.9%	71.3%	69.3%
Europe	12.9%	18.3%	21.3%
Asia-Pacific	6.3%	7.4%	6.5%
Rest of world	4.9%	3.0%	2.9%
	100.0%	100.0%	100.0%

        The Company’s property, plant and equipment were geographically located as follows:

	September 30, 2023	September 24, 2022	September 25, 2021
United States	$367.6	$332.4	$403.2
Europe	67.0	72.1	85.8
Costa Rica	36.0	32.1	26.9
United Kingdom	32.4	31.7	37.1
Rest of world	14.0	13.3	11.7
	$517.0	$481.6	$564.7

17. Accrued Expenses and Other Long-Term Liabilities
Accrued expenses and other long-term liabilities consisted of the following:

	September 30, 2023	September 24, 2022
Accrued Expenses
Compensation and employee benefits	$280.1	$292.2
Income and other taxes	62.3	44.2
Operating leases	20.4	23.2
Other	171.8	175.7
	$534.6	$535.3

	September 30, 2023	September 24, 2022
Other Long-Term Liabilities
Reserve for income tax uncertainties	$274.3	$251.6
Operating leases	47.1	53.8
Other	13.2	25.3
	$334.6	$330.7