Form 10-Q
period 2023-12-30
HOLOGIC INC
filed 2024-02-02
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 25, 2024, 234,731,521 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended
	December 30, 2023	December 31, 2022
Revenues:
Product	$828.1	$886.3
Service and other	185.0	187.9
	1,013.1	1,074.2
Costs of revenues:
Product	307.2	296.2
Amortization of acquired intangible assets	45.5	55.6
Service and other	92.9	104.5
Gross profit	567.5	617.9
Operating expenses:
Research and development	66.8	74.8
Selling and marketing	148.9	163.5
General and administrative	111.8	108.5
Amortization of acquired intangible assets	13.3	7.6
Impairment of intangible asset	4.3	—
Contingent consideration - fair value adjustment	1.7	—
Restructuring charges	22.5	1.1
	369.3	355.5
Income from operations	198.2	262.4
Interest income	27.9	20.6
Interest expense	(26.0)	(28.1)
Other expense, net	(8.8)	(15.8)
Income before income taxes	191.3	239.1
Provision (benefit) for income taxes	(55.2)	51.7
Net income	$246.5	$187.4
Net income per common share:
Basic	$1.03	$0.76
Diluted	$1.03	$0.75
Weighted average number of shares outstanding:
Basic	238,627	247,319
Diluted	240,214	249,281
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended
	December 30, 2023	December 31, 2022
Net income	$246.5	$187.4
Changes in foreign currency translation adjustment	43.0	113.8
Changes in value of hedged interest rate swaps, net of tax of $(4.5) for the three months ended December 30, 2023 and $(0.9) for the three months ended December 31, 2022.
Loss recognized in other comprehensive income	(14.2)	(2.9)
Other comprehensive income	28.8	110.9
Comprehensive income	$275.3	$298.3
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	December 30, 2023	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,932.1	$2,722.5
Accounts receivable, less reserves	670.9	625.6
Inventory	633.6	617.6
Prepaid expenses and other current assets	155.8	175.3
Prepaid income taxes	101.8	31.6
Assets held-for-sale - current assets	—	11.9
Total current assets	3,494.2	4,184.5
Property, plant and equipment, net	527.0	517.0
Intangible assets, net	832.7	888.6
Goodwill	3,305.9	3,281.3
Other assets	309.7	267.9
Total assets	$8,469.5	$9,139.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37.4	$287.0
Accounts payable	183.8	175.2
Accrued expenses	484.0	534.6
Deferred revenue	190.6	199.2
Finance lease obligations	3.2	3.1
Assets held-for-sale - current liabilities	—	8.2
Total current liabilities	899.0	1,207.3
Long-term debt, net of current portion	2,522.7	2,531.2
Finance lease obligations, net of current portion	14.7	15.3
Deferred income tax liabilities	19.8	20.2
Deferred revenue, net of current portion	14.2	13.8
Other long-term liabilities	345.3	334.6
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 300,496 and 299,940 shares issued, respectively	3.0	3.0
Additional paid-in-capital	6,058.7	6,141.2
Retained earnings	2,302.8	2,056.3
Treasury stock, at cost – 65,952 and 58,231 shares, respectively	(3,591.9)	(3,036.0)
Accumulated other comprehensive loss	(118.8)	(147.6)
Total stockholders’ equity	4,653.8	5,016.9
Total liabilities and stockholders’ equity	$8,469.5	$9,139.3
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount
Balance at September 24, 2022	298,533	$3.0	$6,042.6	$1,600.3	$(238.2)	51,401	$(2,531.5)	$4,876.2
Exercise of stock options	267	—	10.3	—	—	—	—	10.3
Vesting of restricted stock units, net	514	—	(23.0)	—	—	—	—	(23.0)
Common stock issued under the employee stock purchase plan	171	—	10.2	—	—	—	—	10.2
Stock-based compensation	—	—	20.5	—	—	—	—	20.5
Net income	—	—	—	187.4	—	—	—	187.4
Other comprehensive income activity	—	—	—	—	110.9	—	—	110.9
Repurchase of common stock	—	—	—	—	—	1,539	(100.0)	(100.0)
Balance at December 31, 2022	299,485	$3.0	$6,060.6	$1,787.7	$(127.3)	52,940	$(2,631.5)	$5,092.5
Exercise of stock options	173	—	7.9	—	—	—	—	7.9
Vesting of restricted stock units, net	18	—	(0.2)	—	—	—	—	(0.2)
Stock-based compensation	—	—	23.2	—	—	—	—	23.2
Net income	—	—	—	218.5	—	—	—	218.5
Other comprehensive income activity	—	—	—	—	8.9	—	—	8.9
Repurchase of common stock	—	—	—	—	—	626	(50.0)	(50.0)
Balance at April 1, 2023	299,676	$3.0	$6,091.5	$2,006.2	$(118.4)	53,566	$(2,681.5)	$5,300.8
Exercise of stock options	64	—	3.3	—	—	—	—	3.3
Vesting of restricted stock units, net	15	—	(0.5)	—	—	—	—	(0.5)
Common stock issued under the employee stock purchase plan	177		11.3					11.3
Stock-based compensation	—	—	16.9	—	—	—	—	16.9
Net loss	—	—	—	(40.5)	—	—	—	(40.5)
Other comprehensive income activity	—	—	—	—	4.8	—	—	4.8
Repurchase of common stock(1)	—	—	—	—	—	1,424	(114.1)	(114.1)
Balance at July 1, 2023	299,932	$3.0	$6,122.5	$1,965.7	$(113.6)	54,990	$(2,795.6)	$5,182.0
Vesting of restricted stock units, net	8	—	(0.3)	—	—	—	—	(0.3)
Stock-based compensation	—	—	19.0	—	—	—	—	19.0
Net income	—	—	—	90.6	—	—	—	90.6
Other comprehensive income activity	—	—	—	—	(34.0)	—	—	(34.0)
Repurchase of common stock(1)	—	—	—	—	—	3,241	(240.4)	(240.4)
September 30, 2023	299,940	$3.0	$6,141.2	$2,056.3	$(147.6)	58,231	$(3,036.0)	$5,016.9
Exercise of stock options	124	—	5.0	—	—	—	—	5.0
Vesting of restricted stock units, net	432	—	(16.2)	—	—	—	—	(16.2)
Stock-based compensation	—	—	28.7	—	—	—	—	28.7
Net income	—	—	—	246.5	—	—	—	246.5
Other comprehensive income activity	—	—	—	—	28.8	—	—	28.8
Repurchase of common stock(1)	—	—	—	—	—	2,161	(155.9)	(155.9)
Accelerated share repurchase agreement			(100.0)			5,560	(400.0)	(500.0)
December 30, 2023	300,496	$3.0	$6,058.7	$2,302.8	$(118.8)	65,952	$(3,591.9)	$4,653.8
(1) Includes excise tax on share repurchases
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	December 30, 2023	December 31, 2022
OPERATING ACTIVITIES
Net income	$246.5	$187.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29.6	22.7
Amortization of acquired intangible assets	58.8	63.2
Stock-based compensation expense	28.7	20.5
Deferred income taxes	(17.6)	(26.2)
Intangible asset impairment charge	4.3	—
Other adjustments and non-cash items	27.5	29.1
Changes in operating assets and liabilities, excluding the effect of acquisitions and dispositions:
Accounts receivable	(38.2)	(45.0)
Inventories	(13.0)	(47.0)
Prepaid income taxes	(70.1)	17.9
Prepaid expenses and other assets	2.6	26.2
Accounts payable	7.2	1.5
Accrued expenses and other liabilities	(35.7)	0.8
Deferred revenue	(10.6)	2.3
Net cash provided by operating activities	220.0	253.4
INVESTING ACTIVITIES
Sale of business, net of cash disposed	(31.3)	—
Capital expenditures	(22.7)	(15.8)
Increase in equipment under customer usage agreements	(15.3)	(13.3)
Purchase of strategic equity investments	(34.5)	(10.0)
Other activity	(0.4)	(1.9)
Net cash used in investing activities	(104.2)	(41.0)
FINANCING ACTIVITIES
Repayment of long-term debt	(259.4)	(3.8)
Payment of deferred acquisition consideration	—	(0.8)
Repurchases of common stock	(676.8)	(100.0)
Proceeds from issuance of common stock pursuant to employee stock plans	9.5	15.1
Payment of minimum tax withholdings on net share settlements of equity awards	(16.2)	(23.0)
Payments under finance lease obligations	(0.9)	(1.0)
Net cash used in financing activities	(943.8)	(113.5)
Effect of exchange rate changes on cash and cash equivalents	4.4	2.9
Net (decrease) increase in cash and cash equivalents	(823.6)	101.8
Cash and cash equivalents, beginning of period*	2,755.7	2,339.5
Cash and cash equivalents, end of period	$1,932.1	$2,441.3
*Includes $33.2 million of cash recorded in assets held-for-sale - current assets as of September 30, 2023.
See accompanying notes.

HOLOGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All tabular amounts in millions, except number of shares, which are reflected in thousands, and per share data)

(1) Basis of Presentation

The unaudited consolidated financial statements of Hologic, Inc. (“Hologic” or the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. These unaudited financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended September 30, 2023 included in the Company’s annual report on Form 10-K filed with the SEC on November 21, 2023. In the opinion of management, the unaudited financial statements and notes contain all adjustments (consisting of normal recurring accruals and all other necessary adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three months ended December 30, 2023 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 28, 2024. Fiscal 2023 was a 53-week fiscal year, and the additional week was included in the first quarter of fiscal 2023 consistent with the Company’s historical fiscal calendar.

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events affecting the unaudited consolidated financial statements as of and for the three months ended December 30, 2023.

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

	Three Months Ended December 30, 2023
Business (in millions)	United States	International	Total
Diagnostics:
Cytology & Perinatal	$69.8	$50.2	$120.0
Molecular Diagnostics	247.6	72.2	319.8
Blood Screening	8.0	—	8.0
Total	$325.4	$122.4	$447.8

Breast Health:
Breast Imaging	$228.4	$73.0	$301.4
Interventional Breast Solutions	61.1	15.2	76.3
Total	$289.5	$88.2	$377.7

GYN Surgical	$125.1	$37.1	$162.2

Skeletal Health	$13.7	$11.7	$25.4
	$753.7	$259.4	$1,013.1

	Three Months Ended December 31, 2022
Business (in millions)	United States	International	Total
Diagnostics:
Cytology & Perinatal	$78.2	$48.6	$126.8
Molecular Diagnostics	328.2	97.0	425.2
Blood Screening	7.3	—	7.3
Total	$413.7	$145.6	$559.3

Breast Health:
Breast Imaging	$212.2	$52.2	$264.4
Interventional Breast Solutions	57.8	12.0	69.8
Total	$270.0	$64.2	$334.2

GYN Surgical	$123.1	$31.0	$154.1

Skeletal Health	$16.8	$9.8	$26.6
	$823.6	$250.6	$1,074.2

	Three Months Ended
Geographic Regions (in millions)	December 30, 2023	December 31, 2022
United States	$753.7	$823.6
Europe	142.8	147.4
Asia-Pacific	63.8	63.8
Rest of World	52.8	39.4
	$1,013.1	$1,074.2

The following table provides revenue recognized by source:

	Three Months Ended
Revenue by type (in millions)	December 30, 2023	December 31, 2022
Disposables	$628.9	$727.8
Capital equipment, components and software	199.2	158.5
Service	178.8	183.3
Other	6.2	4.6
	$1,013.1	$1,074.2

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

Generally, the contracts for capital equipment include multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. The Company determines its best estimate of standalone selling price using average selling prices over 3- to 12-month periods of data depending on the products or nature of the services coupled with current market considerations. If the product or service does not have a history of sales or if sales volume is not sufficient, the Company relies on prices set by its pricing committees or applicable marketing department adjusted for expected discounts.

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

Remaining Performance Obligations

As of December 30, 2023, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $808.9 million. These remaining performance obligations primarily relate to support and maintenance obligations and extended warranty in the Company’s Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 37% of this amount as revenue in fiscal 2024, 33% in fiscal 2025, 18% in fiscal 2026, 8% in fiscal 2027, and 4% thereafter. As permitted, the Company does not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company’s Breast Health and Skeletal Health reportable segments. Contract liabilities are classified as other current liabilities and other long-term liabilities in the Consolidated Balance Sheets. The Company recognized revenue of $64.4 million and $66.8 million in the three months ended December 30, 2023 and December 31, 2022, respectively, that was included in the contract liability balance at September 30, 2023 and September 24, 2022, respectively.

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

(4) Fair Value Measurements

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company has investments in derivative instruments comprised of interest rate swaps and forward foreign currency contracts, which are valued using analyses obtained from independent third-party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of these derivative contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 11 for further discussion and information on derivative contracts. In addition, the Company has contingent consideration liabilities that are recorded at fair value, which is based on Level 3 inputs. The contingent consideration liability as of December 30, 2023 and December 31, 2022 was primarily related to the Acessa acquisition.

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at December 30, 2023:

		Fair Value at Reporting Date Using
	Balance as of December 30, 2023	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps	$8.2	$—	$8.2	$—
Total	$8.2	$—	$8.2	$—
Liabilities:
Contingent consideration	$3.7	$—	$—	$3.7
Forward foreign currency contracts	4.1	—	4.1	—
Total	$7.8	$—	$4.1	$3.7

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, during the three month periods ended December 30, 2023 and December 31, 2022 were as follows:

	Three Month Ended
	December 30, 2023	December 31, 2022
Balance at beginning of period	$2.0	$23.4
Contingent consideration recorded at acquisition	—	—
Fair value adjustments	1.7	—
Payments	—	—
Balance at end of period	$3.7	$23.4

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of equity investments and long-lived assets, including property, plant and equipment, intangible assets, and goodwill. During the first quarter of fiscal 2024, the Company recorded a $12.5 million impairment charge for right of use lease assets related to the expected closure of facilities in the Diagnostics division (see Note 8 for further discussion). In addition, during the first quarter of fiscal 2024, the Company recorded a $4.3 million impairment charge for an in-process research and development project from the Mobidiag acquisition, reducing the fair value of this asset to $22.4 million. There were no other remeasurements in the three months ended December 30, 2023 and December 31, 2022.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, equity investments, interest rate swaps, forward foreign currency contracts, insurance contracts, accounts payable and debt obligations. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company’s interest rate swaps and forward foreign currency contracts are recorded at fair value. The carrying amount of the insurance contracts are recorded at the cash surrender value, as required by U.S. GAAP, which approximates fair value. The Company believes the carrying amounts of its equity investments approximate fair value.

Amounts outstanding under the Company’s 2021 Credit Agreement of $1.2 billion aggregate principal as of December 30, 2023 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 4.625% Senior Notes due 2028 (the “2028 Senior Notes”) and 3.250% Senior Notes due 2029 (the “2029 Senior Notes”) had fair values of $386.3 million and $858.0 million, respectively, as of December 30, 2023 based on their trading prices, representing a Level 1 measurement. Refer to Note 9 for the carrying amounts of the various components of the Company’s debt.

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

Contingent Consideration

The Company’s contingent consideration liability is primarily related to its acquisition of Acessa Health, Inc. (“Acessa”), which was acquired in August 2020. Acessa developed the ProVu laparoscopic radiofrequency ablation system. The Company estimated the fair value of this liability to be $81.8 million as of the acquisition date. The contingent payments were based on a multiple of annual incremental revenue growth over a three-year period ending annually in December of each of 2021, 2022, and 2023. There was no maximum earnout. Pursuant to ASC 805, Business Combinations (ASC 805), the Company recorded its estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, revenue growth rates of comparable companies, implied volatility and applying a risk adjusted discount rate. Each quarter the Company was required to remeasure the fair value of the liability as assumptions change, and such adjustments were recorded in operating expenses. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820, Fair Value Measurements. This fair value measurement was directly impacted by the Company’s estimate of future incremental revenue growth of the business. Accordingly, if actual revenue growth were higher or lower than the estimates within the fair value measurement, the Company would record additional charges or gains. During the three months ended December 30, 2023, the third and final measurement period was completed, and the Company recorded a loss of $1.7 million to increase the contingent consideration liability to fair value based on actual revenue results in the final earn-out period. As of December 30, 2023, the contingent consideration liability related to Acessa was $2.6 million and the payment is expected to be made during the second quarter of fiscal 2024.

(6) Strategic Investment

Maverix Medical

On November 13, 2023, the Company entered into an agreement with KKR Comet, LLC, an affiliate of KKR & Co. Inc. (“KKR Comet”), to form a legal entity to develop and acquire innovative technologies and commercial operations within the lung cancer space. The new entity, named Maverix Medical LLC (“Maverix”), will be managed by Ajax Health. As part of this strategic investment, the Company contributed $24.5 million in return for 45% ownership in the Class A Common units of Maverix, and both the Company and KKR Comet have committed to make additional capital contributions in proportion to the ownership percentages upon meeting certain objectives and as approved by the Maverix board. In accordance with ASC 810, Consolidation, and ASC 323, Investments - Equity Method and Joint Ventures, the Company determined that this investment should be accounted for under the equity method, which requires the Company to record its proportional share of the entity’s net income (loss). This investment is recorded within Other assets in the Consolidated Balance Sheets, and the Company’s proportionate share of Maverix’s loss for the three months ended December 30, 2023 was immaterial.

(7) Disposition

Sale of SuperSonic Imagine Ultrasound Imaging Business

On September 29, 2023, the Company executed an agreement to sell its SSI ultrasound imaging business to SSH Holdings Limited for a sales price of $1.9 million in cash. Under the terms of the contract, the Company agreed to fund the SSI business with $33.2 million of cash. The sale was completed on October 3, 2023. The Company also agreed to provide certain transition services for up to one year, depending on the nature of the service. The SSI ultrasound imaging asset group met the criteria to be classified as assets held-for-sale in the fourth quarter of fiscal 2023. As a result, the Company recorded a charge of $51.7 million in the fourth quarter of fiscal 2023 to record the asset group to its fair value less costs to sell pursuant to ASC 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets.

The assets and liabilities of the disposed business at the date of disposition were as follows:

Assets:
Cash	$33.2
Accounts receivable	4.5
Inventory	16.2
Prepaid expenses and other assets	8.6
Valuation allowance	(50.6)
Total assets disposed of	$11.9

Liabilities:
Accounts payable	$3.1
Accrued expenses	5.1
Total liabilities disposed of	$8.2

The valuation allowance of $50.6 million was recorded to appropriately reflect the assets held-for-sale classification in the Consolidated Balance Sheet in the fourth quarter of fiscal 2023 relative to the loss recorded and the net tangible assets disposed.

The Company has determined that this disposal did not qualify as a discontinued operation as the sale of the SSI ultrasound imaging business was deemed to not be a strategic shift having or that will have a major effect on the Company’s operations and financial results.

(8) Restructuring

During the first quarter of fiscal 2024, as a result of a change in strategy for a certain business within Diagnostics, including the discontinuation of the sale of certain products and expected closure of facilities, the Company determined certain fixed assets lives should be shortened and lease assets were impaired at the affected facilities. As such, the Company recorded accelerated depreciation of $7.2 million and a lease asset impairment charge of $12.5 million. The Company has initiated discussions with the respective Works Councils. In addition, the Company recorded the minimum statutory severance benefit for the affected employee groups of $1.8 million pursuant to ASC 712, Compensation Nonretirement Postemployment Benefits. The Company expects total severance benefits related to this action will be approximately $4.0 million to $8.0 million. This action is expected to be completed by the end of calendar 2024.

During the first quarter of fiscal 2022, the Company finalized its decision to close its Danbury, Connecticut facility where it manufactures its Breast Health capital equipment products. The manufacturing of the Breast Health capital equipment products and all other support services are in the process of being transferred to the Company’s Newark, Delaware facility. In addition, research and development, sales and services support and administrative functions are also transferring to the Newark, Delaware and Marlborough, Massachusetts facilities. The transition is expected to be completed by the third quarter of fiscal 2025. The employees were notified of the closure during the first quarter of fiscal 2022, and the majority of employees located in Danbury were given the option to relocate to the new locations. The Company is recording severance benefits ratably over the required service period pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420). As a result, the Company recorded severance and benefits charges of $0.5 million and $0.7 million during the three months ended December 30, 2023 and December 31, 2022, respectively. The Company estimates that total severance charges, including retention, will be approximately $5.9 million. In addition, in the first quarter of fiscal 2024, as part of exiting the building, the Company recorded facility restoration costs of $0.5 million.

(9) Borrowings and Credit Arrangements

The Company’s borrowings consisted of the following:

	December 30, 2023	September 30, 2023
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$37.4	$287.0
Total current debt obligations	$37.4	$287.0
Long-term debt obligations, net of debt discount and issuance costs:
Term Loan	1,186.4	1,195.6
2028 Senior Notes	397.0	396.8
2029 Senior Notes	939.3	938.8
Total long-term debt obligations	$2,522.7	$2,531.2
Total debt obligations	$2,560.1	$2,818.2

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

The 2021 Credit Agreement provided a $1.5 billion secured term loan facility (the “2021 Term Loan”) and a $2.0 billion revolving credit facility (the “2021 Revolver”). As of December 30, 2023, the principal amount outstanding under the 2021 Term Loan was $1.2 billion, and the interest rate was 6.46% per annum. No amounts were outstanding under the 2021 Revolver, and the full amount was available to be borrowed by the Company. During the first quarter of fiscal 2024, the Company made a $250.0 million voluntary prepayment on the 2021 Term Loan.

Interest expense, weighted average interest rates, and the interest rate at the end of period under the 2021 Credit Agreement were as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
Interest expense	$22.6	$20.4
Weighted average interest rate	6.44%	4.63%
Interest rate at end of period	6.46%	5.43%

The Company’s effective interest rate swap agreements, the first of which fixed the SOFR component of the variable interest rate on $1.0 billion of aggregate principal under the 2021 Term Loan at 1.23% and terminated on December 17, 2023, and the second of which fixes the SOFR component of the variable interest rate on $500 million of aggregate principal under the 2021 Term Loan at 3.46% commencing on December 17, 2023 and terminating on December 27, 2024, resulted in the Company receiving $9.7 million and $6.6 million during the three months ended December 30, 2023 and December 31, 2022, respectively, which was recorded as a reduction to interest expense.

The 2021 Credit Agreement contains two financial covenants; a total leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter. These terms, and calculations thereof, are defined in further detail in the 2021 Credit Agreement. As of December 30, 2023, the Company was in compliance with these covenants.

2028 Senior Notes

As of December 30, 2023, the Company had 4.625% Senior Notes due 2028 (the “2028 Senior Notes”) outstanding in the aggregate principal balance of $400 million. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries and mature on February 1, 2028.

2029 Senior Notes

As of December 30, 2023, the Company had 3.250% Senior Notes due 2029 (the “2029 Senior Notes”) outstanding in the aggregate principal balance of $950 million. The 2029 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries and mature on February 15, 2029.

Interest expense for the 2029 Senior Notes and 2028 Senior Notes was as follows:

		Three Months Ended
	Interest Rate	December 30, 2023	December 31, 2022
2028 Senior Notes	4.625%	4.8	5.2
2029 Senior Notes	3.250%	8.2	8.9
Total		$13.0	$14.1

(10) Trade Receivables and Allowance for Credit Losses

The Company applies ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) to its trade receivables and allowances for credit losses, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The expected credit losses are developed using an estimated loss rate method that considers historical collection experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The estimated loss rates are applied to trade receivables with similar risk characteristics such as the length of time the balance has been outstanding and the location of the customer. In certain instances, the Company may identify individual trade receivable assets that do not share risk characteristics with other trade receivables, in which case the Company records its expected credit losses on an individual asset basis. For example, potential adverse changes to customer liquidity, such as the ongoing and possible future effects of global challenges including macroeconomic uncertainties, such as inflation, rising interest rates and availability of capital markets, and other economic disruptions. To date, the Company has not experienced significant customer payment defaults, or identified other significant collectability concerns. In connection with assessing credit losses for individual trade receivable assets, the Company considers significant factors relevant to collectability including those specific to the customer such as bankruptcy, length of time an account is outstanding, and the liquidity and financial position of the customer. If a trade receivable asset is evaluated on an individual basis, the Company excludes those assets from the portfolios of trade receivables evaluated on a collective basis.

The following is a rollforward of the allowance for credit losses as of December 30, 2023 compared to December 31, 2022:

	Balance at Beginning of Period	Credit Loss	Write-offs, Payments and Foreign Exchange	Balance at End of Period
Three Months Ended
December 30, 2023	$38.5	$4.9	$(0.3)	$43.1
December 31, 2022	$37.7	$1.2	$0.2	$39.1

(11) Derivatives

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

In fiscal 2019, the Company entered into an interest rate swap contract with an effective date of December 23, 2020 and a termination date of December 17, 2023 to hedge a portion of its variable rate debt. On August 25, 2022, the interest rate swap agreement was restructured (consistent with the 2021 Credit Agreement) to convert the benchmark interest rate from LIBOR to the SOFR rate effective September 23, 2022 with a termination date of December 17, 2023. The Company applied the practical and optional expedients in ASC 848, Reference Rate Reform, in evaluating the impact of modifying the contract, which resulted in no change to the accounting for this derivative contract. The notional amount of this swap was $1.0 billion. The restructured interest rate swap fixed the SOFR component of the variable interest rate on $1.0 billion of the notional amount under the 2021 Credit Agreement at 1.23%. The critical terms of the restructured interest rate swap were designed to mirror the terms of the Company’s SOFR-based borrowings under the 2021 Credit Agreement and therefore were highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the SOFR-based interest payments on $1.0 billion of principal. Therefore, changes in the fair value of the swap were recorded in AOCI. The contract ended during the first quarter of fiscal 2024 and as a result the fair value of this derivative was $0.0 million as of December 30, 2023.

On March 23, 2023, the Company entered into two consecutive interest rate swap contracts with the first contract having an effective date of December 17, 2023 and terminating on December 27, 2024, and the second contract having an effective date of December 27, 2024 and terminating on September 25, 2026. The notional amount of these swaps is $500 million, and the first interest rate swap fixes the SOFR component of the variable interest rate at 3.46%, and the second interest rate swap fixes the SOFR component of the variable interest rate at 2.98%. The critical terms of the interest rate swaps are designed to mirror the terms of the Company’s SOFR-based borrowings under the 2021 Credit Agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the SOFR-based interest payments on $500 million of principal. Therefore, changes in the fair value of the swap are recorded in AOCI. The fair value of these swaps was an asset position of $8.2 million as of December 30, 2023.

Forward Foreign Currency Exchange Contracts and Foreign Currency Option Contracts

The Company enters into forward foreign currency exchange contracts and foreign currency option contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s cash and operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar, the Chinese Yuan and the Japanese Yen. These foreign currency contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. The Company did not elect hedge accounting for these contracts; however, the Company may seek to apply hedge accounting in future scenarios. As of December 30, 2023 the notional amount was $282.3 million. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net.

Realized and unrealized gains and losses from these contracts, which were the only derivative contracts not designated for hedge accounting, for the three months ended December 30, 2023 and December 31, 2022, respectively, were as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
Amount of realized gain (loss) recognized in income
Forward foreign currency contracts	$1.3	$(2.4)
Foreign currency option contracts	—	(0.2)
	$1.3	$(2.6)
Amount of unrealized gain (loss) recognized in income
Forward foreign currency contracts	$(12.5)	$(13.8)
Foreign currency option contracts	—	(8.3)
	$(12.5)	$(22.1)
Amount of gain (loss) recognized in income
Total	$(11.2)	$(24.7)

Financial Instrument Presentation

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 30, 2023:

	Balance Sheet Location	December 30, 2023	September 30, 2023
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contracts	Prepaid expenses and other current assets	$6.0	$16.2
Interest rate swap contracts	Other assets	2.2	10.7
		$8.2	$26.9

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$—	$8.4
		$—	$8.4

Liabilities:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$4.1	$—

The following table presents the unrealized gain (loss) recognized in AOCI related to interest rate swaps for the following reporting periods:

	Three Months Ended
	December 30, 2023	December 31, 2022
Amount of (loss) gain recognized in other comprehensive income, net of taxes:
Interest rate swaps	$(14.2)	$(2.9)
Total	$(14.2)	$(2.9)

(12) Commitments and Contingencies

Litigation and Related Matters

On November 4, 2022, a product liability complaint was filed against the Company in Massachusetts state court by a group of plaintiffs who claim they sustained injuries caused by the BioZorb 3D Bioabsorbable Marker, and additional complaints were subsequently filed alleging similar claims. The BioZorb device is an implantable three-dimensional marker that helps clinicians overcome certain challenges presented by breast conserving cancer surgery (lumpectomy). The complaints allege that the plaintiffs suffered side effects that were not disclosed in the BioZorb instructions for use and make various additional claims related to the design, manufacture and marketing of the device. Complaints have been filed on behalf of 84 plaintiffs, one pending in Massachusetts state court, which has set a tentative November 2025 trial date, and the remainder in United States District Court for the District of Massachusetts. which has not set a trial date. Discovery is ongoing. While the Company believes it has valid defenses and plans to vigorously defend its position, litigation can be costly and unpredictable, and at this early stage the Company cannot reasonably assess the outcome of this matter.

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

(13) Net Income Per Share

A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
Basic weighted average common shares outstanding	238,627	247,319
Weighted average common stock equivalents from assumed exercise of stock options and issuance of restricted stock units	1,587	1,962
Diluted weighted average common shares outstanding	240,214	249,281
Weighted-average anti-dilutive shares related to:
Outstanding stock options and restricted stock units	2,046	1,631

(14) Stock-Based Compensation

The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended
	December 30, 2023	December 31, 2022
Cost of revenues	$2.8	$2.9
Research and development	3.2	3.4
Selling and marketing	3.2	3.3
General and administrative	19.5	10.9
	$28.7	$20.5

The Company granted options to purchase 0.5 million and 0.5 million shares of the Company’s common stock during the three months ended December 30, 2023 and December 31, 2022, respectively, with weighted-average exercise prices of $71.93 and $74.26, respectively. There were 4.5 million options outstanding at December 30, 2023 with a weighted-average exercise price of $54.20.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended
	December 30, 2023	December 31, 2022
Risk-free interest rate	4.4%	4.3%
Expected volatility	33.4%	33.9%
Expected life (in years)	4.8	4.8
Dividend yield	—	—
Weighted average fair value of options granted	$24.93	$25.81

The Company granted 0.7 million and 0.6 million restricted stock units (“RSUs”) during the three months ended December 30, 2023 and December 31, 2022, respectively, with weighted-average grant date fair values of $71.90 and $74.30 per unit, respectively. In addition, the Company granted 0.1 million and 0.1 million performance stock units (“PSUs”) during the three months ended December 30, 2023 and December 31, 2022, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $71.92 and $74.35 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of a three-year performance period, provided that the Company’s defined Return on Invested Capital metrics are achieved. The Company also granted 0.1 million and 0.1 million of FCF PSUs based on a three-year cumulative free cash flow measure (“FCF PSUs”) to members of its senior management team, which had a grant date fair value of $71.92 and $74.35 per unit during the three months ended December 30, 2023 and December 31, 2022, respectively. Each recipient of FCF PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of the three-year measurement period. The PSUs and FCF PSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the probable number of shares that will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million and 0.1 million market-based awards (“MSUs”) to members of its senior management team during the three months ended December 30, 2023 and December 31, 2022, respectively. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of a three-year performance period based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $88.06 and $97.91 per share using the Monte Carlo simulation model in fiscal 2024 and 2023, respectively. The MSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense for the MSUs ratably over the service period. At December 30, 2023, there was 1.7 million in aggregate unvested RSUs, PSUs, FCF PSUs and MSUs outstanding.

At December 30, 2023, there was $17.7 million and $86.7 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, PSUs, FCF PSUs and MSUs), respectively, to be recognized over a weighted-average period of 2.3 and 2.0 years, respectively.

(15) Other Balance Sheet Information

	December 30, 2023	September 30, 2023
Inventories
Raw materials	$264.2	$238.6
Work-in-process	60.2	66.3
Finished goods	309.2	312.7
	$633.6	$617.6

Property, plant and equipment
Equipment	$380.6	$380.0
Equipment under customer usage agreements	520.6	508.1
Building and improvements	240.6	230.0
Leasehold improvements	46.0	44.4
Land	41.2	41.1
Furniture and fixtures	19.9	19.2
Finance lease right-of-use asset	8.5	8.2
	$1,257.4	$1,231.0
Less – accumulated depreciation and amortization	(730.4)	(714.0)
	$527.0	$517.0

(16) Business Segments and Geographic Information

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

Identifiable assets for the reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three months ended December 30, 2023 and December 31, 2022. Segment information is as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
Total revenues:
Diagnostics	$447.8	$559.3
Breast Health	377.7	334.2
GYN Surgical	162.2	154.1
Skeletal Health	25.4	26.6
	$1,013.1	$1,074.2
Income from operations:
Diagnostics	$49.4	$151.1
Breast Health	102.2	60.5
GYN Surgical	43.2	48.8
Skeletal Health	3.4	2.0
	$198.2	$262.4
Depreciation and amortization:
Diagnostics	$65.9	$59.9
Breast Health	10.3	13.6
GYN Surgical	12.0	12.3
Skeletal Health	0.2	0.1
	$88.4	$85.9
Capital expenditures:
Diagnostics	$24.2	$15.9
Breast Health	9.3	7.2
GYN Surgical	4.2	3.9
Skeletal Health	0.1	0.1
Corporate	0.2	2.0
	$38.0	$29.1

	December 30, 2023	September 30, 2023
Identifiable assets:
Diagnostics	$2,570.1	$2,596.4
Breast Health	1,234.1	1,170.1
GYN Surgical	1,450.1	1,455.4
Skeletal Health	30.3	33.7
Corporate	3,184.9	3,883.7
	$8,469.5	$9,139.3

The Company had no customers that represented greater than 10% of consolidated revenues during the three months ended December 30, 2023 and December 31, 2022.

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

Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
United States	74.4%	76.7%
Europe	14.1%	13.7%
Asia-Pacific	6.3%	5.9%
Rest of World	5.2%	3.7%
	100.0%	100.0%

(17) Income Taxes

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

The Company’s effective tax rate for the three months ended December 30, 2023 was a benefit of 28.9% compared to a provision of 21.6% for the corresponding period in the prior year.

The effective tax rate for the three months ended December 30, 2023 was lower than the U.S. statutory tax rate primarily due to a $107.2 million discrete tax benefit related to a worthless stock deduction on the investment in one of the Company’s international subsidiaries.

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

(18) Intangible Assets

Intangible assets consisted of the following:

Description	As of December 30, 2023		As of September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,419.7	$3,698.9	$4,411.0	$3,649.5
In-process research and development	22.4	—	25.7	—
Customer relationships	602.6	559.6	600.0	550.6
Trade names	254.1	219.0	253.6	212.8
Total acquired intangible assets	$5,298.8	$4,477.5	$5,290.3	$4,412.9

Internal-use software	24.9	18.7	24.0	17.8
Capitalized software embedded in products	28.4	23.2	27.7	22.7
Total intangible assets	$5,352.1	$4,519.4	$5,342.0	$4,453.4

The estimated remaining amortization expense of the Company’s acquired intangible assets as of December 30, 2023 for each of the five succeeding fiscal years was as follows:

Remainder of Fiscal 2024	$151.5
Fiscal 2025	$188.5
Fiscal 2026	$158.6
Fiscal 2027	$71.5
Fiscal 2028	$68.5

During the first quarter of fiscal 2024, the Company assessed its only in-process research and development intangible asset from its Mobidiag Oy acquisition for impairment. The Company determined the fair value of this indefinite lived asset utilizing the DCF model and recorded a $4.3 million impairment charge, reducing the fair value of this asset to $22.4 million. The reduction in fair value of this asset was primarily due to a reduction in forecasted revenues and a delay in the timing of completing the project. In addition, the Company determined that the useful life of the customer relationship and trademark intangible assets from its Mobidiag acquisition should be shortened and recorded accelerated amortization expense of $7.3 million.

(19) Product Warranties

Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Three Months Ended:
December 30, 2023	$8.3	$2.9	$(2.1)	$9.1
December 31, 2022	$8.0	$2.6	$(2.2)	$8.4

(20) Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the periods presented:

	Three Months Ended December 30, 2023
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total
Beginning Balance	$(168.0)	$0.3	$20.1	$(147.6)
Other comprehensive income (loss) before reclassifications	43.0	—	(14.2)	28.8
Ending Balance	$(125.0)	$0.3	$5.9	$(118.8)

	Three Months Ended December 31, 2022
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total
Beginning Balance	$(267.2)	$(0.3)	$29.3	$(238.2)
Other comprehensive income (loss) before reclassifications	113.8	—	(2.9)	$110.9
Ending Balance	$(153.4)	$(0.3)	$26.4	$(127.3)

(21) Share Repurchase

On September 22, 2022, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of the Company’s outstanding common stock, effective as of the close of trading September 23, 2022. This repurchase program replaced the previous $1.0 billion authorization. During the three months ended December 30, 2023 and December 31, 2022, the Company repurchased 2.2 million and 1.5 million shares of its common stock under the authorization for total consideration of $150.0 million and $100.0 million, respectively. As of December 30, 2023, $348.6 million remained available under this authorization.
On November 6, 2023, the Board of Directors authorized the Company to repurchase up to $500 million of the Company’s outstanding shares pursuant to an accelerated share repurchase (“ASR”) agreement. On November 15, 2023, the Company executed the ASR agreement with Goldman Sachs & Co. (“Goldman Sachs”) pursuant to which the Company agreed to repurchase $500 million of the Company’s common stock. In connection with the launch of the ASR, on November 17, 2023, the Company paid Goldman Sachs an aggregate of $500 million and received approximately 5.6 million shares of the Company’s common stock, representing 80% of the transaction value based on the Company’s closing share price on November 14, 2023. The final number of shares to be received under the ASR agreement will be determined upon completion of the transaction and will be based on the total transaction value and the volume-weighted average share price of the Company’s common stock during the term of the transaction. Final settlement of the transaction is expected to be completed in the second quarter of fiscal 2024.

(22) New Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The guidance requires entities to provide enhanced disclosures about significant segment expenses. For entities that have adopted the amendments in Update 2023-07, the updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and is applicable to the Company in fiscal 2025. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its consolidated financial position and results of operations.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The FASB issued this Update to enhance income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, and is applicable to the Company in fiscal 2025. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its consolidated financial position and results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Some of the statements contained in this report and documents incorporated by reference herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements regarding:

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
•the effect of any future public health pandemic or other crises, including the timing, scope and effect of U.S. and international governmental, regulatory, fiscal, monetary and public health responses to such crises;
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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “likely,” “future,” “strategy,” “potential,” “seeks,” “goal” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including the “Risk Factors” set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 or any other of our subsequently filed reports. We qualify all of our forward-looking statements by these cautionary statements.

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

Our Skeletal Health segment’s products include the Horizon DXA, a dual energy x-ray system, which evaluates bone density and performs body composition assessments, and the Fluoroscan Insight FD mini C-arm, which assists in performing minimally invasive orthopedic surgical procedures on a patient’s extremities, such as the hand, wrist, knee, foot, and ankle.

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

DISPOSITION

SuperSonic Imagine Ultrasound Imaging

On September 29, 2023, we executed an agreement to sell our SSI ultrasound imaging business to SSH Holdings Limited for a sales price of $1.9 million in cash. The sale was completed on October 3, 2023. We are providing certain transition services for up to one year, depending on the nature of the service. The SSI ultrasound imaging asset group met the criteria to be classified as assets held-for-sale in the fourth quarter of fiscal 2023. As a result, we recorded a charge of $51.7 million in the fourth quarter of fiscal 2023 to record the asset group at its fair value less costs to sell.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in millions.

Product Revenues

	Three Months Ended
	December 30, 2023		December 31, 2022		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$419.4	41.4%	$532.1	49.5%	$(112.7)	(21.2)%
Breast Health	232.9	23.0%	182.7	17.0%	50.2	27.5%
GYN Surgical	159.2	15.7%	153.4	14.3%	5.8	3.8%
Skeletal Health	16.6	1.6%	18.1	1.7%	(1.5)	(8.3)%
	$828.1	81.7%	$886.3	82.5%	$(58.2)	(6.6)%

We had a decrease in product revenues in the current quarter compared to the corresponding period in the prior year primarily due to the decrease in revenues in the Diagnostics business as COVID-19 assay sales declined significantly and the prior year period included an extra week based on our fiscal calendar. This decrease was partially offset by improved performance by our Breast Health division, as supply chain constraints impacted the prior year quarter and an increase in GYN Surgical revenue.

Diagnostics product revenues decreased $112.7 million, or 21.2%, in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in Molecular Diagnostics revenues of $107.5 million and to a lesser extent, a decrease in Cytology & Perinatal revenue of $6.5 million, partially offset by an increase in Blood Screening of $1.2 million. Molecular Diagnostics’ product revenue was $292.9 million in the current three month period compared to $400.4 million in the corresponding period in the prior year. The decrease was primarily attributable to a decrease of $100.1 million in sales from our two SARS-CoV-2 assays (primarily the Aptima SARS-CoV-2 assay and to a lesser extent the Panther Fusion SARS-CoV-2 assay) due to lower volumes, which we primarily attribute to lower demand from an improvement in the COVID-19 pandemic compared to the prior year, the increasing use of rapid tests and a decrease in average selling prices in international markets. We expect sales of our SARS-CoV-2 assays to continue to be significantly lower in fiscal 2024 compared to fiscal 2023. Within Cytology & Perinatal, in the current three month period we had a decrease in sales of our ThinPrep Pap Test from lower volumes in the U.S., which we primarily attribute to laboratories building up their inventories in the second half of fiscal 2023 which are now being worked down. We also experienced an increase in revenue from international sales denominated in foreign currencies from the favorable foreign currency exchange impact of the weakened U.S. dollar against a number of currencies.

Breast Health product revenues increased $50.2 million, or 27.5%, in the current quarter compared to the corresponding period in the prior year primarily due to an increase in volumes of our digital mammography systems, primarily 3D Dimensions systems and related workstation and workflow products, including software, an increase in Trident systems unit sales, and an increase in Affirm biopsy systems. The increase in volume was primarily driven by the supply chain constraints in the prior year related to electronic components, primarily semiconductor chips, which impacted our ability to manufacture sufficient quantities to meet customer demand. The increases in our breast imaging products were partially offset by lower sales of SSI ultrasound imaging products of $2.9 million as a result of the sale of this business in the beginning of the first quarter of fiscal 2024. We also had an increase in sales of our interventional breast solutions products of $6.8 million in the current quarter compared to the corresponding period in the prior year primarily driven by higher Tumark breast marker sales as we were able to fill backlog orders, and to a lesser extent Brevera needles and Eviva devices. We also implemented price increases in Europe across multiple products and experienced an increase in revenue from international sales denominated in foreign currencies from the favorable foreign currency exchange impact of the weakened U.S. dollar against a number of currencies.

GYN Surgical product revenues increased $5.8 million, or 3.8%, in the current quarter compared to the corresponding period in the prior year primarily due to increases in the sales volume of our MyoSure devices and Fluent Fluid Management products as procedure rates recovered from the impact of the COVID-19 pandemic. This was partially offset by a decrease in NovaSure devices, which we primarily attribute to an increase in the use of alternative treatments and competition.

Skeletal Health product revenues decreased $1.5 million, or 8.3%, in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in sales volume of our Insight FD systems. This was partially offset by an increase in system upgrades and to a lesser extent an increase in sales of our Horizon DXA Systems.

Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
United States	72.3%	75.1%
Europe	15.3%	14.8%
Asia-Pacific	6.5%	6.1%
Rest of World	5.9%	4.0%
	100.0%	100.0%

The percentage of product revenue derived from the U.S. decreased while Europe, Asia-Pacific, and Rest of World increased, which we primarily attribute to the decrease in the U.S. of sales from our two SARS-CoV-2 assays (primarily the Aptima SARS-CoV-2 assay and to a lesser extent the Panther Fusion SARS-CoV-2 assay) due to lower volumes, as discussed above. This was partially offset by an increase in the U.S. of Breast Health capital equipment sales and related workflow products including software. The percentage of product revenue increased in Europe, Asia-Pacific, and Rest of World in the current quarter primarily due to an increase in international Breast Health capital equipment and interventional breast solutions consumables sales and to a lesser extent Surgical sales, partially offset by a decrease in SARS-CoV-2 assay volumes. In addition, the percentage of product revenue in Europe, Asia-Pacific and Rest of World increased due to the favorable foreign currency exchange impact of the weakened U.S. dollar against a number of currencies.

Service and Other Revenues

	Three Months Ended
	December 30, 2023		December 31, 2022		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$185.0	18.3%	$187.9	17.5%	$(2.9)	(1.5)%

Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing service, installation, and repair of our products. The majority of these revenues are generated within our Breast Health segment. The decrease in service and other revenue in the current quarter compared to the corresponding period in the prior year was primarily due to lower spare parts sales and to a lesser extent a decrease in service contracts primarily due to the extra week in the prior year period partially offset by an increase in installation and training revenue related to the increase in Breast Health capital equipment sales discussed above. Partially offsetting this decrease was a one-time $2.0 million milestone payment in the Surgical business in the current quarter.

Cost of Product Revenues

	Three Months Ended
	December 30, 2023		December 31, 2022		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$307.2	37.1%	$296.2	33.4%	$11.0	3.7%
Amortization of Acquired Intangible Assets	45.5	5.5%	55.6	6.3%	(10.1)	(18.2)%
	$352.7	42.6%	$351.8	39.7%	$0.9	0.3%

Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 37.1% in the current quarter compared to 33.4% in the corresponding period in the prior year. Cost of product revenues as a percentage of revenue increased in the current quarter primarily due to a decrease in sales of our SARS-CoV-2 assays, which have higher gross margins compared to our other diagnostic products, and comprised 6.4% of total product revenue in the current quarter compared to 23.8% in the corresponding period in the prior year. This increase was partially offset by higher sales of our 3D Dimensions systems and related software products.

Diagnostics’ product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year primarily due to lower sales of our SARS-CoV-2 assays, unfavorable manufacturing variances at a certain manufacturing facility, and lower ThinPrep Pap Test volumes which have higher margins. Partially offsetting this increase was an increase in volumes of our Women’s Health Aptima assays, lower inventory reserves and to a lesser extent lower international freight costs.

Breast Health’s product costs as a percentage of revenue decreased in the current quarter compared to the corresponding period in the prior year primarily due to higher sales volumes of our higher margin products, primarily 3D Dimensions and related software products, improved manufacturing utilization and a slight increase in average selling prices of our biopsy disposables as well as an increase in prices across multiple products in Europe. Also contributing to the decrease in product costs as a percentage of revenue in the current quarter was a decrease in inventory reserves and freight.

GYN Surgical’s product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year primarily due to product mix of higher volumes of lower margin products, mostly attributable to sales of our Fluent Fluid Management systems, and lower volumes of our NovaSure devices partially offset by an increase in volume of higher margin products, primarily MyoSure devices, as procedure rates recovered from the impact of the COVID-19 pandemic.

Skeletal Health’s product costs as a percentage of revenue decreased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in volume of Horizon DXA systems and upgrades as well as a decrease in volume of Insight FD which has lower margins.

Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense decreased in the current quarter compared to the corresponding period in the prior year primarily due to lower amortization of intangible assets as a result of an impairment in the prior year related to the Mobidiag acquisition and SSI, which was disposed of at the beginning of the first quarter of fiscal 2024.

Cost of Service and Other Revenues

	Three Months Ended
	December 30, 2023		December 31, 2022		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$92.9	50.2%	$104.5	55.6%	$(11.6)	(11.1)%

Service and other revenues gross margin increased to 49.8% in the current quarter compared to 44.4% in the corresponding period in the prior year. The increase in the current quarter was primarily due to a decrease in service department costs related to the extra week in the prior year period, a decrease in time and material billings, which have lower margins compared to our service contract business, and an increase in license revenue from the one-time $2.0 million milestone payment in the Surgical business in the current quarter.

Operating Expenses

	Three Months Ended
	December 30, 2023		December 31, 2022		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$66.8	6.6%	$74.8	7.0%	$(8.0)	(10.7)%
Selling and marketing	148.9	14.7%	163.5	15.2%	(14.6)	(8.9)%
General and administrative	111.8	11.0%	108.5	10.1%	3.3	3.0%
Amortization of intangible assets	13.3	1.3%	7.6	0.7%	5.7	75.0%
Impairment of intangible assets and equipment	4.3	0.4%	—	—%	4.3	**
Contingent consideration - fair value adjustment	1.7	0.2%	—	—%	1.7	**
Restructuring and Divestiture charges	22.5	2.2%	1.1	0.1%	21.4	**
	$369.3	36.4%	$355.5	33.0%	$13.8	3.9%
** Percentage not meaningful

Research and Development Expenses. Research and development expenses decreased 10.7% in the current quarter compared to the corresponding period in the prior year. The decrease in the current quarter was primarily due to a decrease in compensation and benefits as a result of additional expenses from the extra week in the prior year period, the elimination of expenses from SSI of $2.9 million from its disposal and lower headcount primarily in Breast Health. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.

Selling and Marketing Expenses. Selling and marketing expenses decreased 8.9% in the current quarter compared to the corresponding period in the prior year. The decrease was primarily due to lower spending on advertising and marketing initiatives, primarily from our sponsorship of the Women’s Tennis Association, a decrease in compensation and benefits as a result of additional expenses from the extra week in the prior year period and lower severance expense, and the elimination of expenses from SSI of $2.2 million from its disposal, partially offset by higher commissions in our Breast Health division from an increase in sales.

General and Administrative Expenses. General and administrative expenses increased 3.0% in the current quarter compared to the corresponding period in the prior year. The increase in the current quarter was primarily due to an increase in compensation and benefits from higher stock compensation expense as a result of the plan’s retirement provisions, higher expense from our deferred compensation plan, an increase in legal expenses as the prior year period included a benefit of $7.4 million from receiving the settlement awarded to us in the Minerva litigation, and an increase in bad debt expense of $3.7 million. These increases were partially offset by lower charges in the current quarter as the prior year quarter included an $8.9 million charge for a business dispute in connection with terminating the Mobidiag joint venture agreement in China, and a decrease in sales and use tax charges. In addition, we had a decrease in charitable donations of $5.0 million, and lower IT infrastructure spend from one less week of activity.

Amortization of Intangible Assets. Amortization of intangible assets primarily results from customer relationships and trade names related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 5 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense increased in the current quarter primarily due to accelerated amortization of customer relationship and tradename intangible assets acquired in the Mobidiag acquisition.

Impairment of Intangible Assets and Equipment. As discussed in Note 4 to the consolidated financial statements, we recorded an impairment charge of $4.3 million to record our only IPR&D asset from the Mobidiag acquisition to fair value. The reduction in fair value was primarily due to a reduction in forecasted revenues and timing of completing the project.

Contingent Consideration Fair Value Adjustments. In connection with the acquisition of Acessa Health Inc., or Acessa, we are obligated to make contingent earn-out payments. The payments were based on achieving incremental revenue growth over a three-year period ending annually in December of each of 2021, 2022, and 2023. As of the acquisition date, we recorded a contingent consideration liability for the estimated fair value of the amount we expected to pay to the former shareholders of the acquired business. As of the end of the first quarter of fiscal 2024, the third and final measurement period was completed, and we recorded a loss of $1.7 million to increase the contingent consideration liability to fair value based on actual revenue results in the final earn-out period.

Restructuring Charges. During the first quarter of fiscal 2024, as a result of a change in strategy for a certain business within Diagnostics, including the discontinuation of the sale of certain products and expected closure of facilities, we determined certain fixed assets lives should be shortened and lease assets were impaired at the affected facilities. As such, we recorded accelerated depreciation of $7.2 million and a lease asset impairment charge of $12.5 million. We have initiated discussions with the respective Works Councils. In addition, we recorded the minimum statutory severance benefit for the affected employee groups of $1.8 million. Additional severance benefit charges are expected to be recorded in fiscal 2024. For additional information, please refer to Note 8 to our consolidated financial statements.

Interest Income

	Three Months Ended
	December 30, 2023	December 31, 2022	Change
	Amount	Amount	Amount	%
Interest Income	$27.9	$20.6	$7.3	35.4%

Interest income increased in the current quarter compared to the corresponding period in the prior year due to the increase in interest rates as the U.S. Federal Reserve had continually raised its Federal Funds Rate throughout our fiscal 2023 year, partially offset by lower average cash balances in the current quarter compared to the corresponding period in the prior year.

Interest Expense

	Three Months Ended
	December 30, 2023	December 31, 2022	Change
	Amount	Amount	Amount	%
Interest Expense	$(26.0)	$(28.1)	$2.1	(7.5)%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense decreased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in amounts received under an interest rate swap agreement, which hedges the benchmark interest rate under our 2021 Credit Agreement, compared to the prior year period, and to a lesser extent a lower principal balance outstanding under our 2021 Credit Agreement, partially offset by the increase in the variable interest rate under our 2021 Credit Agreement.

Other Expense, net

	Three Months Ended
	December 30, 2023	December 31, 2022	Change
	Amount	Amount	Amount	%
Other Expense, net	$(8.8)	$(15.8)	$7.0	(44.3)%

For the first quarter of fiscal 2024, this account primarily consisted of net foreign currency exchange losses of $13.1 million primarily from the mark-to-market of foreign currency contracts used to hedge operating results, partially offset by a gain of $5.7 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains. For the first quarter of fiscal 2023, this account primarily consisted of net foreign currency exchange losses of $18.1 million, primarily from the mark-to-market of foreign currency contracts used to hedge operating results, partially offset by a gain of $2.5 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains.

Provision (Benefit) for Income Taxes

	Three Months Ended
	December 30, 2023	December 31, 2022	Change
	Amount	Amount	Amount	%
Provision (Benefit) for Income Taxes	$(55.2)	$51.7	$(106.9)	**
**Percentage not meaningful

Our effective tax rate for the three months ended December 30, 2023 was a benefit of 28.9% compared to a provision of 21.6% for the corresponding period in the prior year. Our effective tax rate for the three months ended December 30, 2023 was lower than the U.S. statutory tax rate primarily due to a $107.2 million discrete tax benefit related to a worthless stock deduction on the investment in one of the Company’s international subsidiaries. Our effective tax rate for the three months ended December 31, 2022 was higher than the U.S. statutory tax rate primarily due to income tax reserves, the global intangible low-taxed income inclusion, and state income taxes, partially offset by the impact of the U.S. deduction for foreign derived intangible income, the geographic mix of income earned by our international subsidiaries, which are taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits.

Segment Results of Operations

We operate in four segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We measure segment performance based on total revenues and operating income. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.

Diagnostics

	Three Months Ended
	December 30, 2023	December 31, 2022	Change
	Amount	Amount	Amount	%
Total Revenues	$447.8	$559.3	$(111.5)	(19.9)%
Operating Income	$49.4	$151.1	$(101.7)	(67.3)%
Operating Income as a % of Segment Revenue	11.0%	27.0%

Diagnostics revenues decreased in the current quarter compared to the corresponding period in the prior year primarily due to the decrease in product revenues discussed above.

Operating income for this business segment decreased in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in gross profit from lower COVID-19 assay sales and an increase in operating expenses. Gross margin was 52.0% in the current quarter compared to 57.9% in the corresponding period in the prior year. The decrease in gross margin in the current period was primarily due to lower sales volumes of our SARS-CoV-2 assays which have a higher margin, unfavorable manufacturing variances at a certain manufacturing facility and lower sales volumes of our ThinPrep products, partially offset by increases in our Women's Health Aptima assay sales, a decrease in inventory reserves, a decrease in intangible asset amortization expense, and lower international freight.

Operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to restructuring charges of $21.5 million, accelerated amortization of acquired intangibles of $7.3 million, an impairment charge of $4.3 million related to the in-process research and development intangible asset, higher corporate allocations from an increase in stock compensation and expenses from our deferred compensation plan and an increase in bad debt expense. Partially offsetting these increases was the prior year period included a charge of $8.9 million related to the termination of the Mobidiag joint venture in China, a decrease in sales and use tax charges, lower severance, a decrease in marketing initiatives and allocated charitable contributions and the prior year period included an additional week of expenses.

Breast Health

	Three Months Ended
	December 30, 2023	December 31, 2022	Change
	Amount	Amount	Amount	%
Total Revenues	$377.7	$334.2	$43.5	13.0%
Operating Income	$102.2	$60.5	$41.7	68.9%
Operating Income as a % of Segment Revenue	27.1%	18.1%

Breast Health revenues increased in the current quarter compared to the corresponding period in the prior year due to an increase in product revenue, partially offset by a decrease in service revenue as discussed above.

Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in gross profit from product sales and a decrease in operating expenses. Gross margin was 56.9% in the current quarter compared to 54.0% in the corresponding period in the prior year. The increase in gross margin is primarily due to higher volumes of our capital equipment, primarily 3D Dimensions, and related software sales and to a lesser extent a decrease in acquired intangible asset amortization due to impairments in the prior year and improved manufacturing utilization. Partially offsetting this increase was a decrease in service gross margin due to lower service contract revenue from the extra week in the prior year period.

Operating expenses decreased in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in compensation and benefits from the extra week in the prior year period, the elimination of $6.3 million of expenses from the SSI disposition, a reduction in headcount in research and development, and a decrease in marketing initiatives and allocated charitable contributions. Partially offsetting these decreases were higher corporate allocations from an increase in stock compensation and expenses from our deferred compensation, and an increase in sales commissions from higher capital equipment sales.

GYN Surgical

	Three Months Ended
	December 30, 2023	December 31, 2022	Change
	Amount	Amount	Amount	%
Total Revenues	$162.2	$154.1	$8.1	5.3%
Operating Income	$43.2	$48.8	$(5.6)	(11.5)%
Operating Income as a % of Segment Revenue	26.6%	31.6%

GYN Surgical revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in product revenues discussed above.

Operating income for this business segment decreased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in operating expenses partially offset by an increase in gross profit. Gross margin was 67.7% in the current quarter compared to 68.6% in the corresponding period in the prior year. The decrease in gross margin was primarily due to higher volume sales of Fluent Fluid Management systems and lower volumes of our NovaSure devices, partially offset by an increase in MyoSure devices, which have higher margins, and a one-time milestone payment.

Operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to a $7.4 million settlement awarded to us in the Minerva litigation in the corresponding prior year period, an increase in bad debt expense, and a loss of $1.7 million in the current quarter to increase the Acessa contingent consideration liability to fair value.

Skeletal Health

	Three Months Ended
	December 30, 2023	December 31, 2022	Change
	Amount	Amount	Amount	%
Total Revenues	$25.4	$26.6	$(1.2)	(4.5)%
Operating Income	$3.4	$2.0	$1.4	70.0%
Operating Income as a % of Segment Revenue	13.5%	7.7%

Skeletal Health revenues decreased in the current quarter compared to the corresponding period in the prior year primarily due to the decrease in product revenues discussed above.

Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in gross profit partially offset by an increase in operating expenses. Gross margin was 38.5% in the current period, compared to 29.8% in the corresponding period in the prior year. The increase in gross margin was primarily due to higher sales volumes of our Horizon DXA and system upgrades, which have higher margins, as well as a decrease in volume of Insight FD, which has lower margins.

Operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in third-party commissions partially offset by a decrease in compensation and benefits from the extra week in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

At December 30, 2023, we had $2,595.2 million of working capital and our cash and cash equivalents totaled $1,932.1 million. Our cash and cash equivalents decreased by $823.6 million during the first three months of fiscal 2024 primarily due to cash used in investing and financing activities primarily related to repurchases of our common stock and debt repayments, partially offset by cash generated from operating activities.

In the first three months of fiscal 2024, our operating activities provided cash of $220.0 million, primarily due to net income of $246.5 million, non-cash charges for depreciation and amortization aggregating $88.4 million, stock-based compensation expense of $28.7 million, non-cash charges for unrealized foreign currency exchange losses of $13.6 million and lease asset impairment charges of $12.5 million. These adjustments to net income were partially offset by a decrease in net deferred income taxes of $17.6 million primarily due to the capitalization of research expenditures under the tax rules and to a lesser extent the amortization of intangible assets. Cash provided by operations included a net cash outflow of $157.8 million from changes in our operating assets and liabilities. The net cash outflow was primarily driven by an increase in prepaid income taxes of $70.1 million primarily due to the worthless stock deduction and to a lesser extent the timing of tax payments relative to the provision for income taxes, an increase of $38.2 million in accounts receivable due to higher sales in the first quarter of fiscal 2024 compared to the fourth quarter of fiscal 2023 as our days sales outstanding remained consistent, a $35.7 million decrease in accrued expenses primarily due to the payment of our annual bonuses and commissions partially offset by an increase in accrued interest based on the timing of payments, and an increase in inventory of $13.0 million to meet expected demand across our primary product lines. These cash outflows were partially offset by an increase of $7.2 million in accounts payable primarily due to the timing of payments.

In the first three months of fiscal 2024, our investing activities used cash of $104.2 million primarily due to capital expenditures of $38.0 million, which primarily consisted of the placement of equipment under customer usage agreements and purchase of manufacturing equipment and to a lesser extent building improvements, $34.5 million for the purchase of strategic equity investments and a $31.3 million net payment to sell our SSI ultrasound business.

In the first three months of fiscal 2024, our financing activities used cash of $943.8 million primarily due to $676.8 million for repurchases of our common stock, including a $500 million accelerated share repurchase program, $259.4 million for debt principal payments under our 2021 Credit Agreement, including a $250.0 million voluntary prepayment, and $16.2 million for the payment of employee taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $9.5 million from our equity plans.

Debt

We had total recorded debt outstanding of $2.56 billion at December 30, 2023, which was comprised of amounts outstanding under our 2021 Credit Agreement of $1.22 billion (principal of $1.23 billion), 2029 Senior Notes of $939.3 million (principal of $950.0 million), and 2028 Senior Notes of $397.0 million (principal of $400.0 million).

2021 Credit Agreement

On September 27, 2021, we refinanced our then existing term loan and revolving credit facility with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders (the “2018 Credit Agreement”) by entering into a Refinancing Amendment (the “2021 Credit Agreement”). Borrowings under the 2021 Credit Agreement are secured by first-priority liens on, and a first priority security interest in, substantially all of our and our Subsidiary Guarantors’ U.S. assets. The credit facilities (the “2021 Credit Facilities”) under the 2021 Credit Agreement consist of:

•A $1.5 billion secured term loan (“2021 Term Loan”) with a stated maturity date of September 25, 2026; and
•A secured revolving credit facility (the “2021 Revolver”) under which the Borrowers may borrow up to $2.0 billion, subject to certain sublimits, with a stated maturity date of September 25, 2026.

As of December 30, 2023, there were no borrowings under the 2021 Revolver.
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
The Applicable Rate in regard to the Base Rate, the Term SOFR Rate, the Alternative Currency Daily Rate, the Alternative Currency Term Rate and the Daily SOFR Rate is subject to change depending on the Total Net Leverage Ratio (as defined in the 2021 Credit Agreement). As of December 30, 2023, the interest rate under the 2021 Term Loan was 6.46% per annum.

We are also required to pay a quarterly commitment fee calculated on a daily basis equal to the Applicable Rate as of such day multiplied by the undrawn committed amount available under the Revolver. As of December 30, 2023, this commitment fee was 0.15% per annum for the 2021 Revolver.

We are required to make scheduled principal payments under the 2021 Term Loan in increasing amounts, which currently range from $9.375 million per three-month period to $18.75 million per three-month period commencing with the three-month period ending on December 26, 2025. The remaining scheduled balance of $1.085 billion (or such lesser aggregate principal amount of the Term Loans then outstanding) on the 2021 Term Loan and any amounts outstanding under the 2021 Revolver are due at their respective maturities. In addition, subject to the terms and conditions set forth in the 2021 Credit Agreement, we may be required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances (excluding permitted debt) and insurance recoveries (subject to certain reinvestment rights). Certain mandatory prepayments are subject to reduction or elimination if certain financial covenants are met. Subject to certain limitations, we may voluntarily prepay any of the 2021 Credit Facilities without premium or penalty. As of December 30, 2023, the outstanding principal balance of the 2021 Term Loan was $1.2 billion.

The 2021 Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including the requirement that we maintain two financial ratios (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each quarter for the previous twelve-month period. As of December 30, 2023, we were in compliance with these covenants.

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

Stock Repurchase Program

On September 22, 2022, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of our outstanding common stock, effective as of the close of trading September 23, 2022. This repurchase program replaced the previous $1.0 billion authorization. During the three months ended December 30, 2023, we repurchased 2.2 million of our common stock for total consideration of $150.0 million. As of December 30, 2023, $348.6 million remained available under this authorization.

On November 6, 2023, the Board of Directors authorized the Company to repurchase up to $500 million of our outstanding shares pursuant to an accelerated share repurchase (“ASR”) agreement. On November 15, 2023, we executed the ASR agreement with Goldman Sachs & Co. (“Goldman Sachs”) pursuant to which we agreed to repurchase $500 million of our common stock. In connection with the launch of the ASR, on November 17, 2023, we paid Goldman Sachs an aggregate of $500 million and received approximately 5.6 million shares of our common stock, representing 80% of the transaction value based on our closing share price on November 14, 2023. The final number of shares to be received under the ASR agreement will be determined upon completion of the transaction and will be based on the total transaction value and the volume-weighted average share price of our common stock during the term of the transaction. Final settlement of the transaction is expected to be completed in the second quarter of fiscal 2024.

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

Legal Contingencies

We are currently involved in several legal proceedings and claims. In connection with these legal proceedings and claims, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed, as applicable in consultation with outside counsel, and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with ASC 450, Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such financial outcome can be reasonably estimated. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings. Information with respect to this disclosure may be found in Note 12 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Future Liquidity Considerations

We expect to continue to review and evaluate potential strategic transactions that we believe will complement our current or future business. Subject to the “Risk Factors,” if any, set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 or any other of our subsequently filed reports, and the general disclaimers set forth in our “Cautionary Statement” regarding forward-looking statements at the outset of this Item 2, we believe that our cash and cash equivalents, cash flows from operations, and the cash available under our 2021 Revolver will provide us with sufficient funds in order to fund our expected normal operations and debt payments over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our 2021 Credit Agreement, 2028 Senior Notes, and 2029 Senior Notes. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see the “Risk Factors” set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowances. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” regarding forward-looking statements set forth at the outset of this Item 2 and the “Risk Factors” set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 or any other of our subsequently filed reports.

The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, equity investments, foreign currency derivative contracts, interest rate swap agreements, insurance contracts, accounts payable and debt obligations. Except for our outstanding 2028 and 2029 Senior Notes, the fair value of these financial instruments approximate their carrying amount. The fair value of our 2028 and 2029 Senior Notes was approximately $386.3 million and $858.0 million, respectively, as of December 30, 2023. Amounts outstanding under our 2021 Credit Agreement of $1.2 billion aggregate principal as of December 30, 2023 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.

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

As of December 30, 2023, there was $1.2 billion of aggregate principal outstanding under the 2021 Credit Agreement. Since this debt obligation is a variable rate instrument, our interest expense associated with the instrument is subject to change. A hypothetical 10% adverse movement (increase in the SOFR rate) would increase annual interest expense by approximately $3.9 million, which is net of the impact of our interest rate swap hedge. We previously entered into interest rate swap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding under our credit facilities. The critical terms of the interest rate swaps were designed to mirror the terms of our SOFR-based borrowings under the 2021 Credit Agreement, and therefore the interest rate swap is highly effective at offsetting the cash flows being hedged. We designated these derivative instruments as a cash flow hedge of the variability of the Term SOFR-based interest payments on $500 million of principal.

The return from cash and cash equivalents will vary as short-term interest rates change. A hypothetical 10% increase in market interest rates would increase annual interest income by approximately $8.7 million based on our current cash balances.

Foreign Currency Exchange Risk. Our international business is subject to risks, including, but not limited to unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

We conduct business worldwide and maintain sales and service offices outside the U.S. as well as manufacturing facilities in Costa Rica and the United Kingdom. Our international sales are denominated in a number of currencies, primarily the Euro, U.S. dollar, UK Pound, Australian dollar, Canadian dollar, Chinese Yuan and Japanese Yen. The majority of our foreign subsidiaries functional currency is the local currency, although certain foreign subsidiaries functional currency is the U.S. dollar based on the nature of their operations or functions. Our revenues denominated in foreign currencies are positively affected when the U.S. dollar weakens against them and adversely affected when the U.S. dollar strengthens. Fluctuations in foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits in that currency. We have executed forward foreign currency contracts to hedge a portion of results denominated in the Euro, UK Pound, Australian dollar, Japanese Yen, Canadian dollar and Chinese Yuan. These contracts do not qualify for hedge accounting. As a result, we may experience volatility in our Consolidated Statements of Income due to (i) the impact of unrealized gains and losses reported in other income, net on the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other income, net, whereas the offsetting economic gains and losses are reported in the line item of the underlying cash flow, for example, revenue.

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

As of December 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 30, 2023.
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

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.

Information with respect to this Item may be found in Note 12 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended September 30, 2023.

Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2023 or any of our subsequently filed reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer’s Purchases of Equity Securities

Period of Repurchase	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (1) (2)
October 1, 2023 – October 28, 2023	$69.44	2,160,798	$348.6
October 29, 2023 – November 25, 2023	71.94	5,560,189	348.6
November 26, 2023 – December 30, 2023	—	—	348.6
Total	$71.24	7,720,987	$348.6
 ___________________________________

(1)On September 22, 2022, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of the Company’s outstanding common stock, effective as of the close of trading on September 23, 2022. As of December 30, 2023, $348.6 million remained unused under this program. The program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. For additional information regarding the Company’s repurchase programs, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Stock Repurchase Program.”
(2)On November 15, 2023, the Company entered into a share repurchase (“ASR”) agreement with Goldman Sachs. Under the ASR, Hologic agreed to purchase $500 million of Hologic’s common stock. The initial delivery was 5.6 million shares, representing 80% of the transaction value based on the Company’s closing share price on November 14, 2023 of $71.94. The final number of shares to be received under the ASR agreement will be determined upon completion of the transaction and will be based on the total transaction value and the volume-weighted average share price of our common stock during the term of the transaction. Final settlement of the transaction is scheduled to be completed in the second quarter of fiscal 2024.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the first quarter of fiscal 2024, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Hologic, Inc.
(Registrant)

Date:	February 2, 2024	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 2, 2024	/s/ Karleen M. Oberton

Karleen M. Oberton
Chief Financial Officer (Principal Financial Officer)