Form 10-Q
period 2024-03-30
HOLOGIC INC
filed 2024-05-03
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2024, 233,376,948 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Revenues:
Product	$828.0	$837.4	$1,656.0	$1,723.8
Service and other	189.8	189.1	374.9	376.9
	1,017.8	1,026.5	2,030.9	2,100.7
Costs of revenues:
Product	308.6	292.1	615.7	588.3
Amortization of acquired intangible assets	44.9	52.1	90.5	107.7
Impairment of intangible asset	25.9	—	25.9	—
Service and other	96.1	96.5	189.0	201.0
Gross profit	542.3	585.8	1,109.8	1,203.7
Operating expenses:
Research and development	74.6	74.0	141.4	148.8
Selling and marketing	144.2	142.4	293.1	305.9
General and administrative	100.4	100.8	212.2	209.3
Amortization of acquired intangible assets	5.7	7.1	19.0	14.7
Impairment of intangible assets	0.9	—	5.2	—
Contingent consideration - fair value adjustments	—	(12.4)	1.7	(12.4)
Restructuring charges	6.1	1.8	28.6	2.9
	331.9	313.7	701.2	669.2
Income from operations	210.4	272.1	408.6	534.5
Interest income	24.0	31.5	51.9	52.1
Interest expense	(32.3)	(27.2)	(58.3)	(55.3)
Other income (expense), net	9.4	2.9	0.6	(12.9)
Income before income taxes	211.5	279.3	402.8	518.4
Provision (benefit) for income taxes	41.6	60.8	(13.6)	112.5
Net income	$169.9	$218.5	$416.4	$405.9
Net income per common share:
Basic	$0.72	$0.88	$1.76	$1.64
Diluted	$0.72	$0.87	$1.74	$1.63
Weighted average number of shares outstanding:
Basic	235,890	247,730	237,258	247,524
Diluted	237,562	249,793	238,888	249,537
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net income	$169.9	$218.5	$416.4	$405.9
Changes in foreign currency translation adjustment	(22.8)	15.3	20.2	129.1
Changes in value of hedged interest rate swaps, net of tax of $1.4 and $(3.0) for the three and six months ended March 30, 2024 and $(2.0) and $(2.9) for the three and six months ended April 1, 2023.
Gain (loss) recognized in other comprehensive income (loss), net	4.6	(6.4)	(9.6)	(9.3)
Other comprehensive income (loss)	(18.2)	8.9	10.6	119.8
Comprehensive income	$151.7	$227.4	$427.0	$525.7
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	March 30, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,180.0	$2,722.5
Accounts receivable, less reserves	647.1	625.6
Inventory	649.2	617.6
Prepaid expenses and other current assets	165.5	175.3
Prepaid income taxes	146.9	31.6
Assets held-for-sale - current assets	—	11.9
Total current assets	3,788.7	4,184.5
Property, plant and equipment, net	524.8	517.0
Intangible assets, net	751.9	888.6
Goodwill	3,292.4	3,281.3
Other assets	356.6	267.9
Total assets	$8,714.4	$9,139.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37.4	$287.0
Accounts payable	202.5	175.2
Accrued expenses	503.5	534.6
Deferred revenue	208.0	199.2
Finance lease obligations	3.2	3.1
Assets held-for-sale - current liabilities	—	8.2
Total current liabilities	954.6	1,207.3
Long-term debt, net of current portion	2,514.1	2,531.2
Finance lease obligations, net of current portion	13.8	15.3
Deferred income tax liabilities	18.4	20.2
Deferred revenue, net of current portion	14.8	13.8
Other long-term liabilities	354.3	334.6
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 300,756 and 299,940 shares issued, respectively	3.0	3.0
Additional paid-in-capital	6,197.6	6,141.2
Retained earnings	2,472.7	2,056.3
Treasury stock, at cost – 67,380 and 58,231 shares, respectively	(3,691.9)	(3,036.0)
Accumulated other comprehensive loss	(137.0)	(147.6)
Total stockholders’ equity	4,844.4	5,016.9
Total liabilities and stockholders’ equity	$8,714.4	$9,139.3
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount
Balance at September 24, 2022	298,533	$3.0	$6,042.6	$1,600.3	$(238.2)	51,401	$(2,531.5)	$4,876.2
Exercise of stock options	267	—	10.3	—	—	—	—	10.3
Vesting of restricted stock units, net	514	—	(23.0)	—	—	—	—	(23.0)
Common stock issued under the employee stock purchase plan	171	—	10.2	—	—	—	—	10.2
Stock-based compensation	—	—	20.5	—	—	—	—	20.5
Net income	—	—	—	187.4	—	—	—	187.4
Other comprehensive income activity	—	—	—	—	110.9	—	—	110.9
Repurchase of common stock	—	—	—	—	—	1,539	(100.0)	(100.0)
Balance at December 31, 2022	299,485	$3.0	$6,060.6	$1,787.7	$(127.3)	52,940	$(2,631.5)	$5,092.5
Exercise of stock options	173	—	7.9	—	—	—	—	7.9
Vesting of restricted stock units, net	18	—	(0.2)	—	—	—	—	(0.2)
Stock-based compensation	—	—	23.2	—	—	—	—	23.2
Net income	—	—	—	218.5	—	—	—	218.5
Other comprehensive income activity	—	—	—	—	8.9	—	—	8.9
Repurchase of common stock	—	—	—	—	—	626	(50.0)	(50.0)
Balance at April 1, 2023	299,676	$3.0	$6,091.5	$2,006.2	$(118.4)	53,566	$(2,681.5)	$5,300.8
Exercise of stock options	64	—	3.3	—	—	—	—	3.3
Vesting of restricted stock units, net	15	—	(0.5)	—	—	—	—	(0.5)
Common stock issued under the employee stock purchase plan	177		11.3					11.3
Stock-based compensation	—	—	16.9	—	—	—	—	16.9
Net loss	—	—	—	(40.5)	—	—	—	(40.5)
Other comprehensive income activity	—	—	—	—	4.8	—	—	4.8
Repurchase of common stock(1)	—	—	—	—	—	1,424	(114.1)	(114.1)
Balance at July 1, 2023	299,932	$3.0	$6,122.5	$1,965.7	$(113.6)	54,990	$(2,795.6)	$5,182.0
Vesting of restricted stock units, net	8	—	(0.3)	—	—	—	—	(0.3)
Stock-based compensation	—	—	19.0	—	—	—	—	19.0
Net income	—	—	—	90.6	—	—	—	90.6
Other comprehensive income activity	—	—	—	—	(34.0)	—	—	(34.0)
Repurchase of common stock(1)	—	—	—	—	—	3,241	(240.4)	(240.4)
September 30, 2023	299,940	$3.0	$6,141.2	$2,056.3	$(147.6)	58,231	$(3,036.0)	$5,016.9
Exercise of stock options	124	—	5.0	—	—	—	—	5.0
Vesting of restricted stock units, net	432	—	(16.2)	—	—	—	—	(16.2)
Stock-based compensation	—	—	28.7	—	—	—	—	28.7
Net income	—	—	—	246.5	—	—	—	246.5
Other comprehensive income activity	—	—	—	—	28.8	—	—	28.8
Repurchase of common stock(1)	—	—	—	—	—	2,161	(155.9)	(155.9)
Accelerated share repurchase agreement			(100.0)			5,560	(400.0)	(500.0)
December 30, 2023	300,496	$3.0	$6,058.7	$2,302.8	$(118.8)	65,952	$(3,591.9)	$4,653.8
Exercise of stock options	79	—	3.2	—	—	—	—	3.2
Vesting of restricted stock units, net	16	—	(0.1)	—	—	—	—	(0.1)

Common stock issued under the employee stock purchase plan	165	—	10.0	—	—	—	—	10.0
Stock-based compensation	—	—	25.8	—	—	—	—	25.8
Net income	—	—	—	169.9	—	—	—	169.9
Other comprehensive income activity	—	—	—	—	(18.2)	—	—	(18.2)
Accelerated share repurchase agreement	—	—	100.0	—	—	1,428	(100.0)	—
March 30, 2024	300,756	$3.0	$6,197.6	$2,472.7	$(137.0)	67,380	$(3,691.9)	$4,844.4
(1) Includes excise tax on share repurchases
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	March 30, 2024	April 1, 2023
OPERATING ACTIVITIES
Net income	$416.4	$405.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52.6	44.3
Amortization of acquired intangible assets	109.5	122.4
Stock-based compensation expense	54.5	43.7
Deferred income taxes	(46.8)	(61.6)
Intangible asset impairment charges	31.1	—
Contingent consideration - fair value adjustment	1.7	(12.4)
Other adjustments and non-cash items	23.0	29.6
Changes in operating assets and liabilities, excluding the effect of acquisitions and dispositions:
Accounts receivable	(20.1)	(81.8)
Inventories	(30.4)	(56.1)
Prepaid income taxes	(115.3)	8.3
Prepaid expenses and other assets	(12.5)	10.5
Accounts payable	26.7	(13.2)
Accrued expenses and other liabilities	13.3	(22.4)
Deferred revenue	8.7	42.5
Net cash provided by operating activities	512.4	459.7
INVESTING ACTIVITIES
Sale of business, net of cash disposed	(31.3)	—
Capital expenditures	(35.5)	(34.5)
Proceeds from the Department of Defense	—	20.5
Increase in equipment under customer usage agreements	(30.5)	(26.7)
Strategic investments	(39.5)	(10.0)
Other activity	(5.9)	(6.7)
Net cash used in investing activities	(142.7)	(57.4)
FINANCING ACTIVITIES
Repayment of long-term debt	(268.8)	(7.5)
Payment of contingent consideration	(2.6)	(7.6)
Payment of deferred acquisition consideration	—	(0.8)
Repurchases of common stock	(676.8)	(150.0)
Proceeds from issuance of common stock pursuant to employee stock plans	18.4	28.4
Payment of minimum tax withholdings on net share settlements of equity awards	(16.3)	(23.2)
Payments under finance lease obligations	(1.9)	(2.3)
Net cash used in financing activities	(948.0)	(163.0)
Effect of exchange rate changes on cash and cash equivalents	2.6	3.4
Net (decrease) increase in cash and cash equivalents	(575.7)	242.7
Cash and cash equivalents, beginning of period*	2,755.7	2,339.5
Cash and cash equivalents, end of period	$2,180.0	$2,582.2
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

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and six months ended March 30, 2024 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 28, 2024. Fiscal 2023 was a 53-week fiscal year, and the additional week was included in the first quarter of fiscal 2023 consistent with the Company’s historical fiscal calendar.

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events, except as described below, affecting the unaudited consolidated financial statements as of and for the three and six months ended March 30, 2024.

On April 26, 2024, the Company executed an agreement to acquire Endomagnetics Ltd (“Endomag”) for a purchase price of approximately $310.0 million, subject to working capital and other customary adjustments. The closing is subject to certain regulatory approvals. Endomag, located in the UK, develops and sells breast surgery localization and lymphatic tracing technologies.

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

	Three Months Ended March 30, 2024			Three Months Ended April 1, 2023
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$70.7	$49.8	$120.5	$69.0	$42.9	$111.9
Molecular Diagnostics	255.4	67.3	322.7	263.0	79.2	342.2
Blood Screening	6.9	—	6.9	10.6	—	10.6
Total	$333.0	$117.1	$450.1	$342.6	$122.1	$464.7

Breast Health:
Breast Imaging	$234.9	$71.8	$306.7	$233.5	$78.0	$311.5
Interventional Breast Solutions	60.4	17.5	77.9	59.8	14.1	73.9
Total	$295.3	$89.3	$384.6	$293.3	$92.1	$385.4

GYN Surgical	$115.6	$40.4	$156.0	$113.6	$31.2	$144.8

Skeletal Health	$15.5	$11.6	$27.1	$19.2	$12.4	$31.6
	$759.4	$258.4	$1,017.8	$768.7	$257.8	$1,026.5

	Six Months Ended March 30, 2024			Six Months Ended April 1, 2023
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$140.5	$100.0	$240.5	$147.1	$91.5	$238.6
Molecular Diagnostics	502.9	139.6	642.5	591.3	176.2	767.5
Blood Screening	14.9	—	14.9	17.9	—	17.9
Total	$658.3	$239.6	$897.9	$756.3	$267.7	$1,024.0

Breast Health:
Breast Imaging	$463.3	$144.8	$608.1	$445.8	$130.1	$575.9
Interventional Breast Solutions	121.5	32.7	154.2	117.5	26.1	143.6
Total	$584.8	$177.5	$762.3	$563.3	$156.2	$719.5

GYN Surgical	$240.8	$77.4	$318.2	$236.7	$62.2	$298.9

Skeletal Health	$29.2	$23.3	$52.5	$36.0	$22.3	$58.3
	$1,513.1	$517.8	$2,030.9	$1,592.3	$508.4	$2,100.7

	Three Months Ended		Six Months Ended
Geographic Regions (in millions)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
United States	$759.4	$768.7	$1,513.1	$1,592.3
Europe	137.0	151.5	279.8	298.8
Asia-Pacific	64.4	65.2	128.2	129.1
Rest of World	57.0	41.1	109.8	80.5
	$1,017.8	$1,026.5	$2,030.9	$2,100.7

The following table provides revenue recognized by source:

	Three Months Ended		Six Months Ended
Revenue by type (in millions)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Disposables	$618.9	$626.5	$1,247.8	$1,354.3
Capital equipment, components and software	209.1	210.9	408.2	369.5
Service	185.0	183.0	363.8	366.2
Other	4.8	6.1	11.1	10.7
	$1,017.8	$1,026.5	$2,030.9	$2,100.7

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

Remaining Performance Obligations

As of March 30, 2024, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $813.5 million. These remaining performance obligations primarily relate to support and maintenance obligations and extended warranty in the Company’s Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 26% of this amount as revenue in fiscal 2024, 37% in fiscal 2025, 21% in fiscal 2026, 10% in fiscal 2027, and 6% thereafter. As permitted, the Company does not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company’s Breast Health and Skeletal Health reportable segments. Contract liabilities are classified as other current liabilities and other long-term liabilities in the Consolidated Balance Sheets. The Company recognized revenue of $37.1 million and $101.6 million in the three and six months ended March 30, 2024, respectively, that was included in the contract liability balance at September 30, 2023. The Company recognized $34.5 million and $101.3 million in the three and six months ended April 1, 2023, respectively, that was included in the contract liability at September 24, 2022.

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

(4) Fair Value Measurements

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company has investments in money market funds, United States Treasury bills and commercial paper that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents on the Consolidated Balance Sheets.

The Company also has investments in derivative instruments comprised of interest rate swaps and forward foreign currency contracts, which are valued using analyses obtained from independent third-party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of these derivative contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 11 for further discussion and information on derivative contracts. In addition, the Company has a contingent consideration liability that is recorded at fair value, which is based on Level 3 inputs.

The following table summarizes certain fair value information at March 30, 2024 and September 30, 2023 for investment assets and other liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain investments.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 30, 2024
Assets:
Money market mutual funds	$410.2	$410.2	$—	$—
U.S. Treasury bills	348.1	348.1	—	—
Commercial paper	49.8	49.8	—	—
Interest rate swaps	14.2	—	14.2	—
Forward foreign currency contracts	2.9	—	2.9	—
Total	$825.2	$808.1	$17.1	$—
Liabilities:
Contingent consideration	$1.1	$—	$—	$1.1
Forward foreign currency contracts	0.2	—	0.2	—
Total	$1.3	$—	$0.2	$1.1

September 30, 2023
Assets:
Interest rate swaps	$26.9	$—	$26.9	$—
Forward foreign currency contracts	8.4	—	8.4	—
Total	$35.3	$—	$35.3	$—
Liabilities:
Contingent consideration	$2.0	$—	$—	$2.0
Total	$2.0	$—	$—	$2.0

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, during the three and six month periods ended March 30, 2024 and April 1, 2023 were as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Balance at beginning of period	$3.7	$23.4	$2.0	$23.4
Contingent consideration recorded at acquisition	—	—	—	—
Fair value adjustments	—	(12.4)	1.7	(12.4)
Payments	(2.6)	(7.6)	(2.6)	(7.6)
Balance at end of period	$1.1	$3.4	$1.1	$3.4

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill. During the second quarter of fiscal 2024, the Company recorded intangible asset impairment charges of $25.9 million and $0.9 million, respectively, related to its BioZorb developed technology and trade name intangible assets acquired in the Focal acquisition, which is within the Breast Health reportable segment (see Note 18 for further discussion), reducing the carrying value of the assets to $13.9 million and $0.5 million, respectively. During the first quarter of fiscal 2024, the Company recorded a $12.5 million impairment charge for right of use lease assets related to the planned closure of its Mobidiag facilities in Finland and France (see Note 8 for further discussion), reducing the carrying value to zero. In addition, during the first quarter of fiscal 2024, the Company recorded a $4.3 million impairment charge for an in-process research and development project from the Mobidiag acquisition, reducing the carrying value of this asset to $22.4 million. There were no other remeasurements in the three and six months ended March 30, 2024 and April 1, 2023.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, United States Treasury bills, commercial paper, accounts receivable, equity investments, interest rate swaps, forward foreign currency contracts, insurance contracts, accounts payable and debt obligations. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company’s United States Treasury bills, commercial paper, interest rate swaps and forward foreign currency contracts are recorded at fair value. The carrying amount of the insurance contracts are recorded at the cash surrender value, as required by U.S. GAAP, which approximates fair value. The Company believes the carrying amounts of its equity investments approximate fair value.

The Company’s cash and cash equivalents, including current marketable securities, as of March 30, 2024 are as follows:

	Valuation				Balance Sheet Classification
in millions	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and cash equivalents	Investments
Cash	$1,371.9	$—	$—	$1,371.9	$1,371.9	$—
Money market mutual funds	410.2	—	—	410.2	410.2	—
U.S. Treasury bills	348.0	0.1	—	348.1	348.1	—
Commercial paper	49.8	—	—	49.8	49.8	—
Total	$2,179.9	$0.1	$—	$2,180.0	$2,180.0	$—

The Company classifies its debt securities as available-for-sale and records them at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss), which was immaterial for the period ended March 30, 2024. The Company periodically assesses these securities for potential impairment losses and credit losses. The amount of credit losses, if any, will be determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. There were no impairments and credit losses related to available-for-sale securities for the three and six months ended March 30, 2024.

The Company classifies all highly liquid investments with stated maturities of three months or less from the date of purchase as cash equivalents. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three and six months ended March 30, 2024 and April 1, 2023, respectively. There were no sales of available-for-sale securities during the three and six months ended March 30, 2024.

The March 30, 2024 balance of available-for-sale debt securities by contractual maturity is shown in the following table. The fair value of the available-for-sale securities by maturity as of March 30, 2024 and September 30, 2023 are as follows:

	March 30, 2024	September 30, 2023
in millions	Fair Value	Fair Value
Due in three months or less	$397.9	$—
Total available-for-sale securities	$397.9	$—

Amounts outstanding under the Company’s 2021 Credit Agreement of $1.2 billion aggregate principal as of March 30, 2024 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 4.625% Senior Notes due 2028 (the “2028 Senior Notes”) and 3.250% Senior Notes due 2029 (the “2029 Senior Notes”) had fair values of $385.9 million and $852.6 million, respectively, as of March 30, 2024 based on their trading prices, representing a Level 1 measurement.

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

Normedi

On April 3, 2023, the Company completed the acquisition of Normedi Nordic AS (“Normedi”) for a purchase price of $7.7 million. Normedi was a long-standing distributor of the Company’s Surgical products in the Nordics region of Europe. The purchase price included $1.1 million for contingent consideration based on incremental revenue growth over a 2-year measurement period. The Company allocated $3.0 million of the purchase price to a customer relationships intangible asset with a useful life of 5 years, and the excess of the purchase price over the net assets acquired was recorded to goodwill.

Contingent Consideration

The Company’s primary contingent consideration liability was related to its acquisition of Acessa Health, Inc. (“Acessa”), which was acquired in August 2020. Acessa developed the ProVu laparoscopic radiofrequency ablation system. The Company estimated the fair value of this liability to be $81.8 million as of the acquisition date. The contingent payments were based on a multiple of annual incremental revenue growth over a three-year period ending annually in December of each of 2021, 2022, and 2023. There was no maximum earnout. Pursuant to ASC 805, Business Combinations (ASC 805), the Company recorded its estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, revenue growth rates of comparable companies, implied volatility and applying a risk adjusted discount rate. Each quarter the Company was required to remeasure the fair value of the liability as assumptions change, and such adjustments were recorded in operating expenses. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820, Fair Value Measurements. This fair value measurement was directly impacted by the Company’s estimate of future incremental revenue growth of the business. Accordingly, if actual revenue growth were higher or lower than the estimates within the fair value measurement, the Company would record additional charges or gains. During the second quarter of fiscal 2023, the Company updated its forecasted revenue and recorded a gain of $12.4 million to record the liability at its fair value. The reduction in fair value was due to a decrease in forecasted revenues over the remaining measurement period at that time. During the three months ended December 30, 2023, the third and final measurement period was completed, and the Company recorded a loss of $1.7 million to increase the contingent consideration liability to fair value based on actual revenue results in the final earn-out period. The Company made a final payment of $2.6 million during the second quarter of fiscal 2024.

(6) Strategic Investment

Maverix Medical

On November 13, 2023, the Company entered into an agreement with KKR Comet, LLC, an affiliate of KKR & Co. Inc. (“KKR Comet”), to form a legal entity to develop and acquire innovative technologies and commercial operations within the lung cancer space. The new entity, named Maverix Medical LLC (“Maverix”), is managed by Ajax Health. As part of this strategic investment, the Company contributed $24.5 million in return for 45% ownership in the Class A Common units of Maverix, and both the Company and KKR Comet have committed to make additional capital contributions in proportion to the ownership percentages upon meeting certain objectives and as approved by the Maverix board. In accordance with ASC 810, Consolidation, and ASC 323, Investments - Equity Method and Joint Ventures, the Company determined that this investment should be accounted for under the equity method, which requires the Company to record its proportional share of the entity’s net income (loss). This investment is recorded within Other assets in the Consolidated Balance Sheets, and the Company’s proportionate share of Maverix’s net loss for the three and six months ended March 30, 2024 was immaterial.

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

The Company concluded that this disposal did not qualify as a discontinued operation as the sale of the SSI ultrasound imaging business was deemed to not be a strategic shift having or that will have a major effect on the Company’s operations and financial results.

(8) Restructuring

During the first quarter of fiscal 2024, the Company further refined its strategy for the Mobidiag business, which is within the Diagnostics reportable segment. The strategy change included the decision to discontinue the manufacture and sale of certain products, closure of its facilities in Finland and France, and to move the development activities and operations to the Company’s San Diego, California location. As such, the Company determined certain fixed assets lives should be shortened and that lease assets were impaired at the affected facilities and recorded accelerated depreciation of $7.2 million and a lease asset impairment charge of $12.5 million. In connection with this plan, the Company finalized its decision to terminate the employees at these locations, totaling 190. The Company initiated discussions with the respective Works Councils at the end of the first quarter of fiscal 2024. In addition, the Company recorded the minimum statutory severance benefit for the employees located in France of $1.8 million pursuant to ASC 712, Compensation Nonretirement Postemployment Benefits. During the second quarter of fiscal 2024, the Company finalized its negotiations with the respective Works Councils and communicated the termination and related severance benefits to the affected employees. The Company has estimated the total severance charges, including accelerated stock compensation, to be approximately $12.2 million. The majority of the severance benefits will be recorded pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420), which requires the severance benefits to be recognized ratably over the service period to obtain such benefits. The employees will cease employment in phases. During the second quarter of fiscal 2024, the Company recorded $4.0 million for severance benefits. This action is expected to be completed by the second quarter of fiscal 2025.

During the first quarter of fiscal 2022, the Company finalized its decision to close its Danbury, Connecticut facility where it manufactures its Breast Health capital equipment products. The manufacturing of the Breast Health capital equipment products and all other support services are in the process of being transferred to the Company’s Newark, Delaware facility. The transition is expected to be completed by the third quarter of fiscal 2025. In addition, research and development, sales and services support and administrative functions have been transferred to the Newark, Delaware and Marlborough, Massachusetts facilities. The employees were notified of the closure during the first quarter of fiscal 2022, and the majority of employees located in Danbury were given the option to relocate to the new locations. The Company is recording severance benefits ratably over the required service period pursuant to ASC 420. As a result, the Company recorded severance and benefits charges of $1.3 million and $1.8 million during the three and six months ended March 30, 2024, respectively, and $0.3 million and

$1.0 million during the three and six months ended April 1, 2023, respectively. The Company estimates that total severance charges, including retention, will be approximately $7.5 million.

(9) Borrowings and Credit Arrangements

The Company’s borrowings consisted of the following:

	March 30, 2024	September 30, 2023
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$37.4	$287.0
Total current debt obligations	$37.4	$287.0
Long-term debt obligations, net of debt discount and issuance costs:
Term Loan	$1,177.1	$1,195.6
2028 Senior Notes	397.2	396.8
2029 Senior Notes	939.8	938.8
Total long-term debt obligations	$2,514.1	$2,531.2
Total debt obligations	$2,551.5	$2,818.2

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

The 2021 Credit Agreement provided a $1.5 billion secured term loan facility (the “2021 Term Loan”) and a $2.0 billion revolving credit facility (the “2021 Revolver”). As of March 30, 2024, the principal amount outstanding under the 2021 Term Loan was $1.2 billion, and the interest rate was 6.43% per annum. No amounts were outstanding under the 2021 Revolver, and the full amount was available to be borrowed by the Company. During the first quarter of fiscal 2024, the Company made a $250.0 million voluntary prepayment on the 2021 Term Loan.

Interest expense, weighted average interest rates, and the interest rate at the end of period under the 2021 Credit Agreement were as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Interest expense	$21.2	$22.5	$43.8	$42.9
Weighted average interest rate	6.43%	5.74%	6.43%	5.39%
Interest rate at end of period	6.43%	5.91%	6.43%	5.91%

The Company’s effective interest rate swap agreements, the first of which fixed the SOFR component of the variable interest rate on $1.0 billion of aggregate principal under the 2021 Term Loan at 1.23% and terminated on December 17, 2023, and the second of which fixes the SOFR component of the variable interest rate on $500 million of aggregate principal under the 2021 Term Loan at 3.46% commencing on December 17, 2023 and terminating on December 27, 2024, resulted in the Company receiving $2.4 million and $12.0 million during the three and six months ended March 30, 2024, respectively, and $8.6 million and $15.2 million during the three and six months ended April 1, 2023, respectively. These amounts were recorded as a reduction to interest expense.

The 2021 Credit Agreement contains two financial covenants; a total leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter. These terms, and calculations thereof, are defined in further detail in the 2021 Credit Agreement. As of March 30, 2024, the Company was in compliance with these covenants.

2028 Senior Notes

As of March 30, 2024, the Company had 4.625% Senior Notes due 2028 (the “2028 Senior Notes”) outstanding in the aggregate principal balance of $400 million. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries and mature on February 1, 2028.

2029 Senior Notes

As of March 30, 2024, the Company had 3.250% Senior Notes due 2029 (the “2029 Senior Notes”) outstanding in the aggregate principal balance of $950 million. The 2029 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries and mature on February 15, 2029.

Interest expense for the 2029 Senior Notes and 2028 Senior Notes was as follows:

		Three Months Ended		Six Months Ended
	Interest Rate	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
2028 Senior Notes	4.625%	$4.8	$4.8	$9.6	$10.0
2029 Senior Notes	3.250%	8.2	8.2	16.4	17.1
Total		$13.0	$13.0	$26.0	$27.1

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

The following is a rollforward of the allowance for credit losses as of March 30, 2024 compared to April 1, 2023:

	Balance at Beginning of Period	Credit Loss	Write-offs, Payments and Foreign Exchange	Balance at End of Period
Six Months Ended
March 30, 2024	$38.5	$5.5	$(1.3)	$42.7
April 1, 2023	$37.7	$1.9	$(0.2)	$39.4

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

In fiscal 2019, the Company entered into an interest rate swap contract with an effective date of December 23, 2020 and a termination date of December 17, 2023 to hedge a portion of its variable rate debt. On August 25, 2022, the interest rate swap agreement was restructured (consistent with the 2021 Credit Agreement) to convert the benchmark interest rate from LIBOR to the SOFR rate effective September 23, 2022 with a termination date of December 17, 2023. The Company applied the practical and optional expedients in ASC 848, Reference Rate Reform, in evaluating the impact of modifying the contract, which resulted in no change to the accounting for this derivative contract. The notional amount of this swap was $1.0 billion. The restructured interest rate swap fixed the SOFR component of the variable interest rate on $1.0 billion of the notional amount under the 2021 Credit Agreement at 1.23%. The critical terms of the restructured interest rate swap were designed to mirror the terms of the Company’s SOFR-based borrowings under the 2021 Credit Agreement and therefore were highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the SOFR-based interest payments on $1.0 billion of principal. Therefore, changes in the fair value of the swap were recorded in AOCI. The contract ended during the first quarter of fiscal 2024 and as a result the fair value of this derivative was $0.0 million as of March 30, 2024.

On March 23, 2023, the Company entered into two consecutive interest rate swap contracts with the first contract having an effective date of December 17, 2023 and terminating on December 27, 2024, and the second contract having an effective date of December 27, 2024 and terminating on September 25, 2026. The notional amount of these swaps is $500 million, and the first interest rate swap fixes the SOFR component of the variable interest rate at 3.46%, and the second interest rate swap fixes the SOFR component of the variable interest rate at 2.98%. The critical terms of the interest rate swaps are designed to mirror the terms of the Company’s SOFR-based borrowings under the 2021 Credit Agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the SOFR-based interest payments on $500 million of principal. Therefore, changes in the fair value of the swap are recorded in AOCI. The fair value of these swaps was an asset position of $14.2 million as of March 30, 2024.

Forward Foreign Currency Exchange Contracts and Foreign Currency Option Contracts

The Company enters into forward foreign currency exchange contracts and foreign currency option contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s cash and operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar, the Chinese Yuan and the Japanese Yen. These foreign currency contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. The Company did not elect hedge accounting for these contracts; however, the Company may seek to apply hedge accounting in future scenarios. As of March 30, 2024 the notional amount was $190.3 million. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net.

Realized and unrealized gains and losses from these contracts, which were the only derivative contracts not designated for hedge accounting, for the three and six months ended March 30, 2024 and April 1, 2023, respectively, were as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Amount of realized gain (loss) recognized in income
Forward foreign currency contracts	$0.6	$(0.3)	$1.8	$(2.7)
Foreign currency option contracts	—	(1.3)	—	(1.5)
	$0.6	$(1.6)	$1.8	$(4.2)
Amount of unrealized gain (loss) recognized in income
Forward foreign currency contracts	$6.8	$—	$(5.8)	$(13.8)
Foreign currency option contracts	—	0.5	—	(7.8)
	$6.8	$0.5	$(5.8)	$(21.6)
Amount of gain (loss) recognized in income
Total	$7.4	$(1.1)	$(4.0)	$(25.8)

Financial Instrument Presentation

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 30, 2024:

	Balance Sheet Location	March 30, 2024	September 30, 2023
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contracts	Prepaid expenses and other current assets	$7.9	$16.2
Interest rate swap contracts	Other assets	6.3	10.7
		$14.2	$26.9

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$2.9	$8.4
		$2.9	$8.4

Liabilities:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$0.2	$—

The following table presents the unrealized gain (loss) recognized in AOCI related to interest rate swaps for the following reporting periods:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Amount of gain (loss) recognized in other comprehensive income, net of taxes:
Interest rate swaps	$4.6	$(6.4)	$(9.6)	$(9.3)
Total	$4.6	$(6.4)	$(9.6)	$(9.3)

(12) Commitments and Contingencies

Litigation and Related Matters

On November 4, 2022, a product liability complaint was filed against the Company in Massachusetts state court by a group of plaintiffs who claim they sustained injuries caused by the BioZorb 3D Bioabsorbable Marker, and additional complaints were subsequently filed alleging similar claims. The BioZorb device is an implantable three-dimensional marker that helps clinicians overcome certain challenges presented by breast conserving cancer surgery (lumpectomy). The complaints allege that the plaintiffs suffered side effects that were not disclosed in the BioZorb instructions for use and make various additional claims related to the design, manufacture and marketing of the device. Complaints have been filed on behalf of 88 plaintiffs, one pending in Massachusetts state court, and the remainder in United States District Court for the District of Massachusetts. Discovery is ongoing. While the Company believes it has valid defenses and plans to vigorously defend its position, litigation can be costly and unpredictable, and at this early stage the Company cannot reasonably assess the outcome of this matter.

The Company is a party to various other legal proceedings, claims, governmental and/or regulatory inspections, inquiries and investigations arising out of the ordinary course of its business. The Company believes that except for those matters described above there are no other proceedings, claims, inspections, inquiries or investigations pending against it, the ultimate resolution of which are reasonably likely based upon management’s assessment, to have a material adverse effect on its financial condition or results of operations. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these matters. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies (ASC 450). Legal costs are expensed as incurred.

(13) Net Income Per Share

A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Basic weighted average common shares outstanding	235,890	247,730	237,258	247,524
Weighted average common stock equivalents from assumed exercise of stock options and issuance of restricted stock units	1,672	2,063	1,630	2,013
Diluted weighted average common shares outstanding	237,562	249,793	238,888	249,537
Weighted-average anti-dilutive shares related to:
Outstanding stock options and restricted stock units	1,134	792	1,590	1,211

(14) Stock-Based Compensation

The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Cost of revenues	$3.2	$2.7	$5.9	$5.6
Research and development	3.0	3.1	6.2	6.5
Selling and marketing	3.6	3.0	6.9	6.3
General and administrative	16.0	14.4	35.5	25.3
	$25.8	$23.2	$54.5	$43.7

The Company granted options to purchase 0.6 million and 0.5 million shares of the Company’s common stock during the six months ended March 30, 2024 and April 1, 2023, respectively, with weighted-average exercise prices of $72.27 and $74.59, respectively. There were 4.5 million options outstanding at March 30, 2024 with a weighted-average exercise price of $54.63.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Risk-free interest rate	4.4%	4.3%	4.4%	4.3%
Expected volatility	33.4%	33.9%	33.4%	33.9%
Expected life (in years)	4.8	4.8	4.8	4.8
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$26.27	$27.42	$25.04	$25.92

The Company granted 0.7 million and 0.6 million restricted stock units (“RSUs”) during the six months ended March 30, 2024 and April 1, 2023, respectively, with weighted-average grant date fair values of $72.00 and $74.44 per unit, respectively. In addition, the Company granted 0.1 million and 0.1 million performance stock units (“PSUs”) during the six months ended March 30, 2024 and April 1, 2023, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $71.92 and $74.35 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of a three-year performance period, provided that the Company’s defined Return on Invested Capital metrics are achieved. The Company also granted 0.1 million and 0.1 million of FCF PSUs based on a three-year cumulative free cash flow measure (“FCF PSUs”) to members of its senior management team, which had a grant date fair value of $71.92 and $74.35 per unit during the six months ended March 30, 2024 and April 1, 2023, respectively. Each recipient of FCF PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of the three-year measurement period. The PSUs and FCF PSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the probable number of shares that will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million and 0.1 million market-based awards (“MSUs”) to members of its senior management team during the six months ended March 30, 2024 and April 1, 2023, respectively. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of a three-year performance period based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $88.06 and $97.91 per share using the Monte Carlo simulation model in fiscal 2024 and 2023, respectively. The MSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense for the MSUs ratably over the service period. At March 30, 2024, there was 1.7 million in aggregate unvested RSUs, PSUs, FCF PSUs and MSUs outstanding.

At March 30, 2024, there was $14.4 million and $67.2 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, PSUs, FCF PSUs and MSUs), respectively, to be recognized over a weighted-average period of 2.4 and 2.0 years, respectively.

(15) Other Balance Sheet Information

	March 30, 2024	September 30, 2023
Inventories
Raw materials	$277.2	$238.6
Work-in-process	63.0	66.3
Finished goods	309.0	312.7
	$649.2	$617.6

Property, plant and equipment
Equipment	$384.8	$380.0
Equipment under customer usage agreements	521.4	508.1
Building and improvements	239.0	230.0
Leasehold improvements	41.8	44.4
Land	40.8	41.1
Furniture and fixtures	22.6	19.2
Finance lease right-of-use asset	8.5	8.2
	$1,258.9	$1,231.0
Less – accumulated depreciation and amortization	(734.1)	(714.0)
	$524.8	$517.0

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

Identifiable assets for the reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three and six months ended March 30, 2024 and April 1, 2023. Segment information is as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Total revenues:
Diagnostics	$450.1	$464.7	$897.9	$1,024.0
Breast Health	384.6	385.4	762.3	719.5
GYN Surgical	156.0	144.8	318.2	298.9
Skeletal Health	27.1	31.6	52.5	58.3
	$1,017.8	$1,026.5	$2,030.9	$2,100.7
Income from operations:
Diagnostics	$71.1	$105.3	$120.5	$256.4
Breast Health	91.7	109.9	193.8	170.4
GYN Surgical	44.3	52.3	87.6	101.0
Skeletal Health	3.3	4.6	6.7	6.7
	$210.4	$272.1	$408.6	$534.5
Depreciation and amortization:
Diagnostics	$51.5	$56.1	$117.4	$116.0
Breast Health	10.0	12.9	20.3	26.5
GYN Surgical	12.1	11.6	24.1	23.9
Skeletal Health	0.1	0.2	0.3	0.3
	$73.7	$80.8	$162.1	$166.7
Capital expenditures:
Diagnostics	$19.8	$20.2	$44.0	$36.1
Breast Health	5.4	6.9	14.7	14.1
GYN Surgical	2.5	2.8	6.7	6.7
Skeletal Health	0.3	0.1	0.4	0.2
Corporate	—	2.1	0.2	4.1
	$28.0	$32.1	$66.0	$61.2

	March 30, 2024	September 30, 2023
Identifiable assets:
Diagnostics	$2,520.1	$2,596.4
Breast Health	1,212.9	1,170.1
GYN Surgical	1,440.2	1,455.4
Skeletal Health	30.8	33.7
Corporate	3,510.4	3,883.7
	$8,714.4	$9,139.3

The Company had no customers that represented greater than 10% of consolidated revenues during the three and six months ended March 30, 2024 and April 1, 2023.

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

Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
United States	74.6%	74.9%	74.5%	75.8%
Europe	13.5%	14.8%	13.8%	14.2%
Asia-Pacific	6.3%	6.4%	6.3%	6.1%
Rest of World	5.6%	3.9%	5.4%	3.9%
	100.0%	100.0%	100.0%	100.0%

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

For the three months ended March 30, 2024, the Company recorded income tax expense of $41.6 million resulting in an effective tax rate of 19.7%. For the six months ended March 30, 2024, the Company recorded an income tax benefit of $13.6 million, resulting in an effective tax rate of (3.4)%.

The effective tax rate for the three months ended March 30, 2024 was lower than the U.S. statutory tax rate primarily due to the U.S. deduction for foreign derived intangible income and the geographic mix of income earned by the Company’s international subsidiaries, which are generally taxed at rates lower than the U.S. statutory tax rate. The effective tax rate for the six months ended March 30, 2024 was lower than the U.S. statutory tax rate primarily due to a discrete tax benefit of $107.2 million related to a worthless stock deduction on the investment in one of the Company’s international subsidiaries recorded in the first quarter of fiscal 2024, the U.S. deduction for foreign derived intangible income, and the geographic mix of income earned by the Company’s international subsidiaries, which are generally taxed at rates lower than the U.S. statutory tax rate.

The Company recorded income tax expense of $60.8 million and $112.5 million for the three and six months ended April 1, 2023, resulting in effective tax rates of 21.8% and 21.7%, respectively.

The effective tax rates for the three and six months ended April 1, 2023 were higher than the U.S. statutory tax rate primarily due to increases to income tax reserves, the global intangible low-taxed income inclusion, and state income taxes, partially offset by the impact of the U.S. deduction for foreign derived intangible income, the geographic mix of income earned by the Company’s international subsidiaries, which are generally taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits.

Non-Income Tax Matters

The Company is subject to tax examinations for value added, sales-based, payroll and other non-income tax items. A number of these examinations are ongoing in various jurisdictions. The Company takes certain non-income tax positions in the jurisdictions in which it operates and records loss contingencies pursuant to ASC 450. Such amounts were not material for any of the periods presented. In the normal course of business, the Company's positions and conclusions related to its non-income tax positions could be challenged, resulting in assessments by governmental authorities. While the Company believes estimated losses previously recorded are reasonable, certain audits are still ongoing and additional charges could be recorded in the future.

(18) Intangible Assets

Intangible assets consisted of the following:

Description	As of March 30, 2024		As of September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,389.4	$3,742.2	$4,411.0	$3,649.5
In-process research and development	21.9	—	25.7	—
Customer relationships	601.0	561.7	600.0	550.6
Trade names	253.0	221.0	253.6	212.8
Total acquired intangible assets	$5,265.3	$4,524.9	$5,290.3	$4,412.9

Internal-use software	25.5	19.4	24.0	17.8
Capitalized software embedded in products	29.0	23.6	27.7	22.7
Total intangible assets	$5,319.8	$4,567.9	$5,342.0	$4,453.4

The estimated remaining amortization expense of the Company’s acquired intangible assets as of March 30, 2024 for each of the five succeeding fiscal years was as follows:

Remainder of Fiscal 2024	$97.8
Fiscal 2025	$183.2
Fiscal 2026	$153.3
Fiscal 2027	$66.3
Fiscal 2028	$63.2

During the second quarter of fiscal 2024, in connection with commencing its company-wide annual strategic planning process, the Company identified indicators of impairment in its BioZorb product line, which was part of the Focal acquisition. As a result, the Company performed an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant and Equipment - Overall, to determine if the cash flows expected to be generated by the BioZorb product line over the remaining estimated useful life of the primary asset were sufficient to recover the carrying value of the asset group. Based on this analysis the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets. Therefore, the Company was required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value of the asset group, the Company utilized the income approach, which is based on a discounted cash flow (DCF) analysis and calculated the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Based on this analysis, the fair value of the BioZorb asset group was below its carrying value and the Company recorded an impairment charge of $26.8 million during the second quarter of fiscal 2024. The impairment charge was allocated to the long-lived assets on a pro-rata basis as follows: $25.9 million to developed technology and $0.9 million to trade names, which reduced the carrying value of the assets to $13.9 million and $0.5 million respectively. The Company also re-evaluated the remaining useful lives of the intangible assets and concluded no changes were necessary.

During the first quarter of fiscal 2024, the Company assessed its only in-process research and development intangible asset from its Mobidiag acquisition for impairment. The Company determined the fair value of this indefinite lived asset utilizing the DCF model and recorded a $4.3 million impairment charge, reducing the fair value of this asset to $22.4 million. The reduction in fair value of this asset was primarily due to a reduction in forecasted revenues and a delay in the timing of completing the project. In addition, the Company determined that the useful life of the customer relationship and trade name intangible assets from its Mobidiag acquisition should be shortened and recorded accelerated amortization expense of $7.3 million to bring the net carrying values to zero.

(19) Product Warranties

Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Six Months Ended:
March 30, 2024	$8.3	$5.3	$(4.4)	$9.2
April 1, 2023	$8.0	$3.3	$(3.8)	$7.5

(20) Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the periods presented:

	Three Months Ended March 30, 2024				Six Months Ended March 30, 2024
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total
Beginning Balance	$(125.0)	$0.3	$5.9	$(118.8)	$(168.0)	$0.3	$20.1	$(147.6)
Other comprehensive income (loss) before reclassifications	(22.8)	—	4.6	(18.2)	20.2	—	(9.6)	10.6
Ending Balance	$(147.8)	$0.3	$10.5	$(137.0)	$(147.8)	$0.3	$10.5	$(137.0)

	Three Months Ended April 1, 2023				Six Months Ended April 1, 2023
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total
Beginning Balance	$(153.4)	$(0.3)	$26.4	$(127.3)	$(267.2)	$(0.3)	$29.3	$(238.2)
Other comprehensive income (loss) before reclassifications	15.3	—	(6.4)	8.9	129.1	—	(9.3)	119.8
Ending Balance	$(138.1)	$(0.3)	$20.0	$(118.4)	$(138.1)	$(0.3)	$20.0	$(118.4)

(21) Share Repurchase

On September 22, 2022, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of the Company’s outstanding common stock, effective as of the close of trading September 23, 2022. This repurchase program replaced the previous $1.0 billion authorization. Exclusive of shares repurchased pursuant to the accelerated shares repurchase agreement described below, during the three and six months ended March 30, 2024, the Company repurchased 0.0 million and 2.2 million shares of its common stock under the authorization for total consideration of $0.0 million and $150.0 million, respectively. As of March 30, 2024, $348.6 million remained available under this authorization.
On November 6, 2023, the Board of Directors authorized the Company to repurchase up to $500 million of the Company’s outstanding shares pursuant to an accelerated share repurchase (“ASR”) agreement. On November 15, 2023, the Company executed the ASR agreement with Goldman Sachs & Co. (“Goldman Sachs”) pursuant to which the Company agreed to repurchase $500 million of the Company’s common stock. In connection with the launch of the ASR, on November 17, 2023, the Company paid Goldman Sachs an aggregate of $500 million and received approximately 5.6 million shares of the Company’s common stock, representing 80% of the transaction value based on the Company’s closing share price on November 14, 2023. On February 27, 2024, the ASR agreement was completed, and the Company received an additional 1.4 million shares for the final settlement. This final settlement was based on the total transaction value and the volume-weighted average share price of the Company’s common stock during the term of the agreement.

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

In March 2024, the SEC issued its final climate disclosure rule, which requires the disclosure of Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics in annual reports and registration statements, when material. Disclosure requirements were to begin phasing in for fiscal years beginning on or after January 1, 2025, however on April 4, 2024, the SEC issued an order staying the rule is pending the completion of an ongoing judicial review. The Company is monitoring SEC developments and evaluating the impact of the new rule to its financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Some of the statements contained in this report and documents incorporated by reference herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements regarding:

•the ongoing and possible future effects of global challenges, including macroeconomic uncertainties, such as inflation, bank failures, rising interest rates and availability of capital markets, wars, other economic disruptions and U.S. and global recession concerns, on our customers and suppliers and on our business, financial condition, results of operations and cash flows and our ability to draw down our revolver;
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
•the ongoing and possible future effects of supply chain constraints, including the availability of critical raw materials and components, as well as cost inflation in materials, packaging and transportation;
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
•our ability to obtain and maintain regulatory approvals and clearances for our products, including the implementation of the European Union Medical Device and In Vitro Diagnostic Regulation requirements, and maintain compliance with complex and evolving regulations and quality standards, as well as the uncertainty of costs required to obtain and maintain compliance with such regulatory and quality matters;
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
•estimated asset and liability values;

•the impact of future tax legislation;
•conducting business internationally;
•the impact and costs and expenses of investigative and legal proceedings and compliance risks we may be subject to now or in the future;
•potential negative impacts resulting from climate change or other environmental, social, and governance and sustainability related matters;
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

OVERVIEW

We are a developer, manufacturer and supplier of premium diagnostics products, medical imaging systems and surgical products focused on women’s health and well-being through early detection and treatment. We sell and service our products through a combination of direct sales and service personnel and a network of independent distributors and sales representatives. We operate in four segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health.

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

Our Breast Health segment offers a broad portfolio of solutions for breast cancer care primarily in the areas of radiology, breast surgery, pathology and treatment. These solutions include 3D digital mammography systems, image analytics software utilizing artificial intelligence, reading workstations, minimally invasive breast biopsy guidance systems, breast biopsy site markers, localization, specimen radiology, connectivity solutions and breast conserving surgery products. Our most advanced breast imaging platforms, the 3Dimensions and Selenia 3D Dimensions systems, utilize tomosynthesis to produce 3D images that show multiple contiguous slice images of the breast, which we refer to as the Genius 3D Mammography exam.

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

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in millions.

Product Revenues

	Three Months Ended						Six Months Ended
	March 30, 2024		April 1, 2023		Change		March 30, 2024		April 1, 2023		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$420.6	41.3%	$436.6	42.5%	$(16.0)	(3.7)%	$839.9	41.4%	$968.8	46.1%	$(128.9)	(13.3)%
Breast Health	234.9	23.1%	234.8	22.9%	0.1	—%	467.8	23.0%	417.5	19.9%	50.3	12.0%
GYN Surgical	155.0	15.2%	143.1	13.9%	11.9	8.3%	314.2	15.5%	296.5	14.1%	17.7	6.0%
Skeletal Health	17.5	1.7%	22.9	2.2%	(5.4)	(23.6)%	34.1	1.7%	41.0	2.0%	(6.9)	(16.8)%
	$828.0	81.3%	$837.4	81.5%	$(9.4)	(1.1)%	$1,656.0	81.6%	$1,723.8	82.1%	$(67.8)	(3.9)%

We had a decrease in product revenues in both the current three and six month periods compared to the corresponding periods in the prior year primarily due to the decrease in revenues in the Diagnostics business as COVID-19 assay sales declined significantly and to a lesser extent a decrease in Skeletal Health revenue. In addition, the prior year six month period included an extra week based on our fiscal calendar. This decrease was partially offset by an increase in GYN Surgical revenue in both the current three and six month periods and improved performance by our Breast Health division in the current six month period as supply chain constraints continued to have a significant impact on Breast Health product revenues in the first quarter of the prior year.

Diagnostics product revenues decreased $16.0 million and $128.9 million, or 3.7% and 13.3%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in Molecular Diagnostics revenues of $21.6 million and $129.1 million, respectively, and a decrease in Blood Screening of $3.2 million and $2.0 million, respectively. These decreases were partially offset by an increase in Cytology & Perinatal revenues of $8.8 million and $2.3 million, respectively. The Molecular Diagnostics decrease was primarily attributable to a decrease of $47.9 million and $148.0 million, respectively, in sales from our two SARS-CoV-2 assays (primarily the Aptima SARS-CoV-2 assay and to a lesser extent the Panther Fusion SARS-CoV-2 assay) due to lower volumes, which we primarily attribute to lower demand from an improvement in the COVID-19 pandemic compared to the prior year. We expect sales of our SARS-CoV-2 assays to continue to be significantly lower in fiscal 2024 compared to fiscal 2023. These decreases were partially offset by an increase in sales of our Fusion respiratory products, primarily flu assays, and our BV/CV assays. Within Cytology & Perinatal, in the current three and six month periods, we had an increase in sales of our instruments, primarily the Genius Digital Diagnostics system and ThinPrep processors. In the current three month period, we had an increase in ThinPrep pap tests primarily in international markets.

Breast Health product revenues increased $0.1 million and $50.3 million, or 0.0% and 12.0%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year. The increase in the current three and six month periods compared to the corresponding periods in the prior year is primarily due to an increase in volumes of our digital mammography systems, primarily 3Dimensions systems and related workstation and workflow products, including software, partially offset by a reduction in 2D system sales. The increase in 3Dimensions sales was much more significant in the current six month period compared to the increase in the current three month period. In addition, we had an increase in sales of our interventional breast solutions products primarily driven by Brevera and ATEC needles and an increase in sales of Affirm Prone biopsy systems. The increase in volume of sales of our capital equipment was primarily driven by the supply chain constraints in the first quarter of the prior year related to electronic components. These increases were partially offset by a decrease in sales of SSI ultrasound imaging products of $4.1 million and $7.0 million, respectively, in the current three and six month periods as a result of the sale of this business in the beginning of the first quarter of fiscal 2024.

GYN Surgical product revenues increased $11.9 million and $17.7 million, or 8.3% and 6.0%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to increases in the sales volume of our MyoSure devices and Fluent Fluid Management products, which we primarily attribute to the recovery of procedure rates from the impact of the COVID-19 pandemic. These increases were partially offset by a decrease in sales of NovaSure devices, which we primarily attribute to an increase in the use of alternative treatments.

Skeletal Health product revenues decreased $5.4 million and $6.9 million, or 23.6% and 16.8%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in sales volume and average selling prices of our Insight FD systems and our Horizon DXA systems.

Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
United States	72.6%	73.0%	72.4%	74.0%
Europe	14.5%	16.0%	14.9%	15.4%
Asia-Pacific	6.6%	6.6%	6.6%	6.4%
Rest of World	6.3%	4.4%	6.1%	4.2%
	100.0%	100.0%	100.0%	100.0%

In the current three and six month periods compared to the corresponding periods in the prior year, the percentage of product revenue derived from the U.S. and Europe decreased which we primarily attribute to the decrease of sales from our two SARS-CoV-2 assays due to lower volumes, as discussed above. This was partially offset by an increase in the U.S. of Breast Health capital equipment sales and related workflow product including software. The percentage of product revenue increased in Rest of World in the current year three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in Breast Health capital equipment sales and Surgical sales for Canada, the Middle East and Latin America.

Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 30, 2024		April 1, 2023		Change		March 30, 2024		April 1, 2023		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$189.8	18.7%	$189.1	18.4%	$0.7	0.4%	$374.9	18.5%	$376.9	17.9%	$(2.0)	(0.5)%

Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment. Our Diagnostics segment also generates service revenue from lab testing from our Biotheranostics CLIA laboratory testing business. The slight increase in service and other revenue in the current three month period compared to the corresponding period in the prior year was primarily due to an increase in service contract revenue and higher lab testing volumes from our Biotheranostics business, partially offset by a decrease in spare parts billings. The decrease in service and other revenue in the current six month period compared to the corresponding period in the prior year is primarily due to the prior year period included an extra week of service contract activity, and there was lower spare parts sales in the current year period, partially offset by higher lab testing volumes from our Biotheranostics business.

Cost of Product Revenues

	Three Months Ended						Six Months Ended
	March 30, 2024		April 1, 2023		Change		March 30, 2024		April 1, 2023		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$308.6	37.3%	$292.1	34.9%	$16.5	5.6%	$615.7	37.2%	$588.3	34.1%	$27.4	4.7%
Amortization of Acquired Intangible Assets	44.9	5.4%	52.1	6.2%	(7.2)	(13.8)%	90.5	5.5%	107.7	6.3%	(17.2)	(16.0)%
Impairment of Intangible Asset	25.9	3.1%	—	—%	25.9	**	25.9	1.6%	—	—%	25.9	**
	$379.4	45.8%	$344.2	41.1%	$35.2	10.2%	$732.1	44.2%	$696.0	40.4%	$36.1	5.2%

** Percentage not meaningful

Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 37.3% and 37.2%, respectively, in the current three and six month periods compared to 34.9% and 34.1% in the corresponding periods in the prior year. Cost of product revenues as a percentage of revenue increased in the current three and six month periods primarily due to a decrease in sales of our SARS-CoV-2 assays, which have higher gross margins compared to our other Diagnostic products, and comprised 2.8% and 3.0% of total product revenue in the three and six months periods, respectively, compared to 8.5% and 11.5%, respectively, in the corresponding period in the prior year.

Diagnostics’ product costs as a percentage of revenue increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to lower sales of our SARS-CoV-2 assays, unfavorable manufacturing variances and an increase in instrument sales which have lower margins. Partially offsetting these decreases to gross margin was an increase in volumes of our Women’s Health Aptima and Fusion assays and, in the current three month period an increase in ThinPrep pap tests and a decrease in scrap and lower inventory reserves.

Breast Health’s product costs as a percentage of revenue decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to higher sales volumes of our higher margin products, primarily 3D Dimensions and related software products, improved manufacturing utilization and a slight increase in average selling prices of our biopsy disposables, as well as an increase in prices across multiple products in Europe. Also contributing to the decrease in product costs as a percentage of revenue in the current three and six month periods was a decrease in inventory reserves and freight costs.

GYN Surgical’s product costs as a percentage of revenue increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to product mix of higher volumes of lower margin products, mostly attributable to sales of our Fluent Fluid Management systems, lower volumes of our NovaSure devices and unfavorable manufacturing variances partially offset by an increase in volume of higher margin products, primarily MyoSure devices, as procedure rates recovered from the impact of the COVID-19 pandemic.

Skeletal Health’s product costs as a percentage of revenue increased in the current three month period compared to the corresponding period in the prior year primarily due to a decrease in volume of Horizon DXA systems and upgrades which have higher margins and a decrease in average selling prices of Horizon DXA systems and Insight FD systems. Product costs as a percentage of revenue decreased in the current six month period compared to the corresponding period in the prior year primarily due to a decrease in sales of Insight FD products, which have lower gross margins.

Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to lower amortization of intangible assets as a result of an impairment in the prior year related to the Mobidiag acquisition and the disposition of the SSI ultrasound business as of the beginning of the first quarter of fiscal 2024.

Impairment of Intangible Asset. During the second quarter of fiscal 2024, in connection with commencing our company-wide annual strategic planning process, we identified indicators of impairment in our BioZorb product line, which was part of the Focal acquisition. As a result, we performed an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant and Equipment - Overall, to determine if the cash flows expected to be generated by the BioZorb product line over the remaining estimated useful life of the primary asset were sufficient to recover the carrying value of the asset group. Based on this analysis the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets. Therefore, we were required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value of the asset group, we utilized the income approach, which is based on a discounted cash flow (DCF) analysis and calculated the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Based on this analysis, the fair value of the BioZorb asset group was below its carrying value, and we recorded an impairment charge of $26.8 million of which $25.9 million was allocated to developed technology.

Cost of Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 30, 2024		April 1, 2023		Change		March 30, 2024		April 1, 2023		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$96.1	50.6%	$96.5	51.0%	$(0.4)	(0.4)%	$189.0	50.4%	$201.0	53.3%	$(12.0)	(6.0)%

Service and other revenues gross margin increased to 49.4% and 49.6%, respectively, in the current three and six month periods compared to 49.0% and 46.7%, respectively, in the corresponding periods in the prior year. The increase in gross margin in the current three and six month periods was primarily due to an increase in lab testing revenue from Biotheranostics, which has higher margins than our legacy service business, and a decrease in spare parts sales in Breast Health which have lower gross margins. The increase in gross margin in the current six months was also due to a decrease in service department costs related to the extra week in the prior year period.

Operating Expenses

	Three Months Ended						Six Months Ended
	March 30, 2024		April 1, 2023		Change		March 30, 2024		April 1, 2023		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$74.6	7.3%	$74.0	7.2%	$0.6	0.8%	$141.4	7.0%	$148.8	7.1%	$(7.4)	(5.0)%
Selling and marketing	144.2	14.2%	142.4	13.9%	1.8	1.3%	293.1	14.4%	305.9	14.6%	(12.8)	(4.2)%
General and administrative	100.4	9.9%	100.8	9.8%	(0.4)	(0.4)%	212.2	10.4%	209.3	10.0%	2.9	1.4%
Amortization of intangible assets	5.7	0.6%	7.1	0.7%	(1.4)	(19.7)%	19.0	0.9%	14.7	0.7%	4.3	29.3%
Impairment of intangible assets	0.9	0.1%	—	—%	0.9	**	5.2	0.3%	—	—%	5.2	100.0%
Contingent consideration - fair value adjustment	—	—%	(12.4)	(1.2)%	12.4	**	1.7	0.1%	(12.4)	(0.6)%	14.1	113.7%
Restructuring charges	6.1	0.6%	1.8	0.2%	4.3	**	28.6	1.4%	2.9	0.1%	25.7	**
	$331.9	32.7%	$313.7	30.6%	$18.2	5.8%	$701.2	34.5%	$669.2	31.9%	$32.0	4.8%
** Percentage not meaningful

Research and Development Expenses. Research and development expenses increased 0.8% in the current three month period compared to the corresponding period in the prior year primarily due to a $10.0 million charge related to the purchase of intellectual property to be used in a development project in Diagnostics that has no future alternative use and a decrease in credits recorded for funds received from the Biomedical Advanced Research and Development Authority (BARDA) grant to obtain FDA approval of our SARS-CoV-2 assays partially offset by a decrease in project spend, a decrease in compensation and benefits as a result of lower headcount, primarily in Breast Health, and the elimination of expenses from SSI of $3.1 million from its disposal. Research and development expenses decreased 5.0% in the current six month period compared to the corresponding period in the prior year primarily due to a decrease in project spend, a decrease in compensation and benefits from lower headcount, primarily in Breast Health, as well as the extra week in the prior year six month period, and the elimination of expenses from SSI of $5.9 million from its disposal. These decreases were partially offset by the $10.0 million charge for purchased intellectual property and a decrease in BARDA credits. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.

Selling and Marketing Expenses. Selling and marketing expenses increased 1.3% in the current three month period compared to the corresponding period in the prior year primarily due to an increase in compensation and benefits from an increase in headcount internationally partially offset by the elimination of expenses from SSI of $1.6 million. Sales and marketing expenses decreased 4.2% in the current six month period compared to the corresponding period in the prior year primarily due to lower spending on advertising and marketing initiatives, primarily from our sponsorship of the Women’s Tennis Association, a decrease in compensation and benefits as a result of additional expenses from the extra week in the prior year period and lower severance expense and the elimination of expenses from SSI of $3.7 million, partially offset by higher commissions in our Breast Health division from an increase in sales.

General and Administrative Expenses. General and administrative expenses decreased 0.4% in the current three month period compared to the corresponding period in the prior year primarily due to a decrease of $5.0 million in charitable contributions, a decrease in consulting spend and a decrease in legal expenses, partially offset by an increase in compensation and benefits from higher stock compensation expense and higher deferred compensation plan expense. General and administrative expenses increased 1.4% in the current six month period compared to the corresponding period in the prior year primarily due to an increase in compensation and benefits from higher stock compensation expense as a result of the equity plan’s retirement provisions, higher expense from our deferred compensation plan, an increase in legal expenses as the prior year period included a benefit of $7.4 million from receiving the settlement awarded in the Minerva litigation and an increase in bad debt expense of $3.6 million. These increases were partially offset by a decrease in charitable donations of $10.0 million, an $8.9 million charge for a business dispute in connection with terminating the Mobidiag joint venture agreement in China in the prior year period and lower IT infrastructure spend from one less week of activity.

Amortization of Intangible Assets. Amortization of intangible assets primarily results from customer relationships and trade names related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 5 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense decreased in the current three month period compared to the corresponding period in the prior year primarily due to lower Mobidiag intangible asset values from impairment charges recorded in the third quarter of fiscal 2023 and accelerated amortization recorded in the first quarter of fiscal 2024. Amortization expense increased in the current six month period compared to the corresponding period in the prior year primarily due to accelerated amortization of customer relationship and trade name intangible assets acquired in the Mobidiag acquisition.

Impairment of Intangible Assets. During the second quarter of fiscal 2024, as discussed above, we recorded an impairment charge of $26.8 million related to our BioZorb product line of which $0.9 million was allocated to trade names and written off to operating expenses. During the first quarter of fiscal 2024, as discussed in Note 4 to the consolidated financial statements, we recorded an impairment charge of $4.3 million to record our only IPR&D asset from the Mobidiag acquisition to fair value. The reduction in fair value was primarily due to a reduction in forecasted revenues and timing of completing the project.

Contingent Consideration Fair Value Adjustments. In connection with the acquisition of Acessa Health Inc., or Acessa, we were obligated to make contingent earn-out payments based on achieving incremental revenue growth over a three-year period ending annually in December of each of 2021, 2022, and 2023. As of the acquisition date, we recorded a contingent consideration liability for the estimated fair value of the amount we expected to pay to the former shareholders of the acquired business. As of the end of the first quarter of fiscal 2024, the third and final measurement period was completed, and we recorded a loss of $1.7 million to increase the contingent consideration liability to fair value based on actual revenue results in the final earn-out period. During the second quarter of fiscal 2023, we updated our forecasted revenue and recorded a gain of $12.4 million to record the liability at its fair value. The reduction in fair value was due to a decrease in forecasted revenues over the remaining measurement period at that time.

Restructuring Charges. During the first quarter of fiscal 2024, we further refined our strategy for the Mobidiag business, which is within the Diagnostics reportable segment. The strategy change included the decision to discontinue the manufacture and sale of certain products, closure of facilities in Finland and France, and to move the development activities and operations to our San Diego, California location. As such, we determined certain fixed assets lives should be shortened and that lease assets were impaired at the affected facilities and recorded accelerated depreciation of $7.2 million and a lease asset impairment charge of $12.5 million. In addition, during the first quarter of fiscal 2024, we recorded the minimum statutory severance benefit for the affected French employees of $1.8 million. During the second quarter of fiscal 2024, we finalized negotiations with the respective Works Councils. We estimate that the total charge for severance benefits will be approximately $12.2 million, the majority of which will be recognized over the service period to receive such benefits. In the second quarter of fiscal 2024, we recorded severance charges of $4.0 million related to this action. This action is expected to be completed by the second quarter of fiscal 2025. For additional information, please refer to Note 8 to our consolidated financial statements.

Interest Income

	Three Months Ended				Six Months Ended
	March 30, 2024	April 1, 2023	Change		March 30, 2024	April 1, 2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$24.0	$31.5	$(7.5)	(23.8)%	$51.9	$52.1	$(0.2)	(0.3)%

Interest income decreased in the current three and six month periods compared to the corresponding periods in the prior year due to lower average cash balances in the current year periods compared to the corresponding periods in the prior year partially offset by higher interest rates in the current year periods as the U.S. Federal Reserve continually raised the Federal Funds Rate throughout our fiscal 2023 year.

Interest Expense

	Three Months Ended				Six Months Ended
	March 30, 2024	April 1, 2023	Change		March 30, 2024	April 1, 2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(32.3)	$(27.2)	$(5.1)	18.8%	$(58.3)	$(55.3)	$(3.0)	5.3%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense increased in the current three and six month periods compared to the corresponding periods in the prior year, primarily due the increase in the variable interest rate under our 2021 Credit Agreement and a decrease in amounts received under interest rate swap agreements primarily due to a decrease in our overall hedged principal amount from $1.0 billion to $500 million. These decreases were partially offset by a lower principal balance outstanding under our 2021 Credit Agreement as we voluntarily prepaid $250.0 million during the first quarter of fiscal 2024.

Other Income (expense), net

	Three Months Ended				Six Months Ended
	March 30, 2024	April 1, 2023	Change		March 30, 2024	April 1, 2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income (expense), net	$9.4	$2.9	$6.5	224.1%	$0.6	$(12.9)	$13.5	**

For the current three month period, this account primarily consisted of net foreign currency exchange gains of $5.6 million primarily from the mark-to-market of foreign currency contracts used to hedge operating results and a gain of $4.3 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains. For the second quarter of fiscal 2023, this account primarily consisted of a gain of $2.8 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains, partially offset by net foreign exchange losses of $0.3 million.

For the current six month period, this account primarily consisted of a gain of $10.0 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains. This gain was partially offset by net foreign currency exchange losses of $7.6 million primarily from the mark-to-market of foreign currency contracts used to hedge operating results and a $1.4 million ownership share loss from our investment in Maverix Medical. For the corresponding six month period in the prior year, this account primarily consisted of net foreign currency exchange losses of $18.4 million, primarily from the mark-to-market of foreign currency contracts used to hedge operating results, partially offset by a gain of $5.3 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains.

Provision (Benefit) for Income Taxes

	Three Months Ended				Six Months Ended
	March 30, 2024	April 1, 2023	Change		March 30, 2024	April 1, 2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision (Benefit) for Income Taxes	$41.6	$60.8	$(19.2)	(31.6)%	$(13.6)	$112.5	$(126.1)	**
**Percentage not meaningful

Our effective tax rates for the three and six months ended March 30, 2024 were 19.7% and (3.4)%, respectively, compared to 21.8% and 21.7% for the corresponding periods in the prior year.

Our effective tax rate for the three months ended March 30, 2024 was lower than the U.S. statutory tax rate primarily due to the U.S. deduction for foreign derived intangible income, and the geographic mix of income earned by the Company’s international subsidiaries, which are generally taxed at rates lower than the U.S. statutory tax rate. Our effective tax rate for the six months ended March 30, 2024 was lower than the U.S. statutory tax rate primarily due to a discrete tax benefit of $107.2 million related to a worthless stock deduction on the investment in one of our international subsidiaries recorded in the first quarter of fiscal 2024, the U.S. deduction for foreign derived intangible income, and the geographic mix of income earned by the Company’s international subsidiaries, which are generally taxed at rates lower than the U.S. statutory tax rate.

Our effective tax rates for the three and six months ended April 1, 2023 were slightly higher than the U.S. statutory tax rate primarily due to increases in income tax reserves, the global intangible low-taxed income inclusion, and state income taxes, partially offset by the impact of the U.S. deduction for foreign derived intangible income, the geographic mix of income earned by our international subsidiaries, which are generally taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits.

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

Diagnostics

	Three Months Ended				Six Months Ended
	March 30, 2024	April 1, 2023	Change		March 30, 2024	April 1, 2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$450.1	$464.7	$(14.6)	(3.2)%	$897.9	$1,024.0	$(126.1)	(12.3)%
Operating Income	$71.1	$105.3	$(34.2)	(32.5)%	$120.5	$256.4	$(135.9)	(53.0)%
Operating Income as a % of Segment Revenue	15.8%	22.7%			13.4%	25.0%

Diagnostics revenues decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the decrease in product revenues discussed above, partially offset by higher lab testing revenue from our Biotheranostics business.

Operating income for this business segment decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in gross profit from lower COVID-19 assay sales and to a lesser extent an increase in operating expenses. Gross margin was 51.5% and 51.8% in the current three and six month periods, respectively, compared to 55.0% and 56.6% in the corresponding periods in the prior year, respectively. The decrease in gross margin in the current three and six month periods was primarily due to lower sales volumes of our SARS-CoV-2 assays, which have a higher margin, unfavorable manufacturing variances and higher sales volumes of our instruments which have a lower margin. These decreases were partially offset by lower intangible asset amortization, a decrease in scrap, lower inventory reserves, an increase in Biotheranostics lab testing revenue which has higher margins and increases in our Women's Health Aptima and Fusion respiratory assay sales, and an increase in ThinPrep pap tests in the current three month period.

Operating expenses increased in the current three month period compared to the corresponding period in the prior year primarily due to a $10.0 million charge related to the purchase of intellectual property to be used in a development project that has no future alternative use, an increase in restructuring charges of $4.2 million related to Mobidiag and lower BARDA credits partially offset by a decrease in research and development project spend and lower allocated charitable donations and marketing initiative spend. Operating expenses increased in the current six month period compared to the corresponding period in the prior year primarily due to restructuring charges of $26.3 million related to Mobidiag, the $10.0 million charge for purchased intellectual property, accelerated amortization of acquired intangibles of $7.3 million, an impairment charge of $4.3 million related to the in-process research and development intangible asset, higher corporate allocations from an increase in stock compensation and expenses from our deferred compensation plan, an increase in bad debt expense and lower BARDA credits. Partially offsetting these increases was the prior year period included a charge of $8.9 million related to the termination of the Mobidiag joint venture in China, a decrease in sales and use tax charges, lower severance, a decrease in marketing initiatives and allocated charitable contributions and the prior year six month period included an additional week of expenses.

Breast Health

	Three Months Ended				Six Months Ended
	March 30, 2024	April 1, 2023	Change		March 30, 2024	April 1, 2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$384.6	$385.4	$(0.8)	(0.2)%	$762.3	$719.5	$42.8	5.9%
Operating Income	$91.7	$109.9	$(18.2)	(16.6)%	$193.8	$170.4	$23.4	13.7%
Operating Income as a % of Segment Revenue	23.8%	28.5%			25.4%	23.7%

Breast Health revenues decreased in the current three month period compared to the corresponding period in the prior year due to a decrease in service revenue, partially offset by an increase in product revenues as discussed above. Revenue increased in the current six month period compared to the corresponding period in the prior year due to an increase in product revenues as discussed above.

Operating income for this business segment decreased in the current three month period compared to the corresponding period in the prior year primarily due to a decrease in gross profit partially offset by a decrease in operating expenses. The decrease in gross profit was primarily due to the BioZorb intangible asset impairment charge of $25.9 million, partially offset by an increase in product sales and a decrease in intangible asset amortization from the disposition of the SSI business at the beginning of fiscal 2024. Gross margin was 51.6% in the current three month period compared to 57.3% in the corresponding period in the prior year. This decrease was primarily due to the BioZorb intangible asset impairment charge. Operating income increased in the current six month period compared to the corresponding period in the prior year primarily due to an increase in gross profit and a decrease in operating expenses. Gross margin was 54.2% in the current six month period compared to 55.8% in the corresponding period in the prior year. The decrease in gross margin was primarily due to the BioZorb intangible asset impairment charge and to a lesser extent the decrease in service revenues, partially offset by an increase in product sales, decrease in acquired intangible asset amortization due to impairments in the prior year and improved manufacturing utilization.

Operating expenses decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the elimination of $6.0 million and $12.4 million, respectively, of expenses from the SSI disposition, lower compensation from a reduction in headcount in research and development, a decrease in allocated charitable contributions and marketing initiatives and a decrease in compensation and benefits from the extra week in the prior year six month period. Partially offsetting these decreases in the current six month period was an increase in employee commissions related to the increase in product sales and an increase in transaction expenses.

GYN Surgical

	Three Months Ended				Six Months Ended
	March 30, 2024	April 1, 2023	Change		March 30, 2024	April 1, 2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$156.0	$144.8	$11.2	7.7%	$318.2	$298.9	$19.3	6.5%
Operating Income	$44.3	$52.3	$(8.0)	(15.3)%	$87.6	$101.0	$(13.4)	(13.3)%
Operating Income as a % of Segment Revenue	28.4%	36.1%			27.5%	33.8%

GYN Surgical revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above.

Operating income for this business segment decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in operating expenses partially offset by an increase in gross profit. Gross margin was 65.9% and 66.8% in the current three and six month periods, respectively, compared to 67.9% and 68.3%, in the corresponding periods in the prior year, respectively. The decrease in gross margin was primarily due to higher volume sales of Fluent Fluid Management systems and lower volumes of our NovaSure devices, partially offset by an increase in MyoSure devices, which have higher margins.

Operating expenses increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a gain of $12.4 million recorded in the prior year period to decrease the Acessa contingent consideration liability to fair value, a $7.4 million settlement awarded to us in the Minerva litigation in the prior year, and an increase in bad debt expense in the current six month period. Partially offsetting these increases was a decrease in commissions expense and research and development project spend.

Skeletal Health

	Three Months Ended				Six Months Ended
	March 30, 2024	April 1, 2023	Change		March 30, 2024	April 1, 2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$27.1	$31.6	$(4.5)	(14.2)%	$52.5	$58.3	$(5.8)	(9.9)%
Operating Income	$3.3	$4.6	$(1.3)	(28.3)%	$6.7	$6.7	$—	—%
Operating Income as a % of Segment Revenue	12.2%	14.6%			12.8%	11.5%

Skeletal Health revenues decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the decrease in product revenues discussed above.

Operating income for this business segment decreased in the current three month period compared to the corresponding periods in the prior year primarily due to a decrease in gross profit partially offset by a decrease in operating expenses. Operating income was flat in the current six month period compared to the corresponding period in the prior year primarily due to a decrease in operating expenses offset by a decrease in gross profit. Gross margin was 34.2% and 36.3% in the current three and six month periods, respectively, compared to 35.6% and 33.0% in the corresponding periods in the prior year, respectively. The decrease in gross margin in the current three month period compared to the corresponding period in the prior year was primarily due to lower Horizon DXA and Insight FD volumes. The increase in gross margin in the current six month period compared to the corresponding period in the prior year was primarily due to a decrease in volumes of Insight FD, which has lower margins, and an increase in service contract revenue.

Operating expenses decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in third-party commissions and in the current six month period a decrease in compensation and benefits from the extra week in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

At March 30, 2024, we had $2,834.1 million of working capital and our cash and cash equivalents totaled $2,180.0 million. Our cash and cash equivalents decreased by $575.7 million during the first six months of fiscal 2024 primarily due to cash used in investing and financing activities primarily related to repurchases of our common stock and debt repayments, partially offset by cash generated from operating activities.

In the first six months of fiscal 2024, our operating activities provided cash of $512.4 million, primarily due to net income of $416.4 million, non-cash charges for depreciation and amortization aggregating $162.1 million, stock-based compensation expense of $54.5 million, intangible asset impairment charges of $31.1 million and lease asset impairment charges of $12.5 million. These adjustments to net income were partially offset by a decrease in net deferred income taxes of $46.8 million primarily due to the capitalization of research expenditures under the tax rules and to a lesser extent the amortization of intangible assets. Cash provided by operations included a net cash outflow of $129.6 million from changes in our operating assets and liabilities. This cash outflow was primarily driven by an increase in prepaid income taxes of $115.3 million primarily due to a worthless stock deduction and to a lesser extent the timing of tax payments relative to the provision for income taxes, an increase in inventory of $30.4 million to meet expected demand across our primary product lines and the build of Breast Health capital equipment prior to the transfer of manufacturing to Newark, Delaware from Danbury, Connecticut, an increase of $20.1 million in accounts receivable due to higher sales in the second quarter of fiscal 2024 compared to the fourth quarter of fiscal 2023 as our days sales outstanding remained consistent, and a $12.5 million increase in prepaid expenses and other assets primarily due to our Women’s Tennis Association sponsorship. These cash outflows were partially offset by an increase of $26.7 million in accounts payable primarily due to the timing of payments.

In the first six months of fiscal 2024, our investing activities used cash of $142.7 million primarily due to capital expenditures of $66.0 million, which primarily consisted of the placement of equipment under customer usage agreements and purchase of manufacturing equipment and building improvements at our Newark and San Diego facilities, $39.5 million for strategic investments and a $31.3 million net payment to sell our SSI ultrasound business.

In the first six months of fiscal 2024, our financing activities used cash of $948.0 million primarily due to $676.8 million for repurchases of our common stock, including a $500 million accelerated share repurchase program, $268.8 million for debt principal payments under our 2021 Credit Agreement, including a $250.0 million voluntary prepayment, and $16.3 million for the payment of employee taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $18.4 million from our equity plans.

Debt

We had total recorded debt outstanding of $2.55 billion at March 30, 2024, which was comprised of amounts outstanding under our 2021 Credit Agreement of $1.21 billion (principal of $1.22 billion), 2029 Senior Notes of $939.8 million (principal of $950.0 million), and 2028 Senior Notes of $397.2 million (principal of $400.0 million).

2021 Credit Agreement

On September 27, 2021, we refinanced our then existing term loan and revolving credit facility with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders (the “2018 Credit Agreement”) by entering into a Refinancing Amendment (the “2021 Credit Agreement”). Borrowings under the 2021 Credit Agreement are secured by first-priority liens on, and a first priority security interest in, substantially all of our and our Subsidiary Guarantors’ U.S. assets. The credit facilities (the “2021 Credit Facilities”) under the 2021 Credit Agreement consist of:

•A secured term loan in the initial principal amount of $1.5 billion (“2021 Term Loan”) with a stated maturity date of September 25, 2026; and
•A secured revolving credit facility (the “2021 Revolver”) under which the Borrowers may borrow up to $2.0 billion, subject to certain sublimits, with a stated maturity date of September 25, 2026.

As of March 30, 2024, there were no borrowings under the 2021 Revolver.

Borrowings under the 2021 Credit Agreement bear interest, at our option, at the Base Rate, at the Term SOFR Rate, at the Alternative Currency Daily Rate, or at the Daily SOFR Rate, in each case plus the Applicable Rate. The Applicable Rate in regard to the Base Rate, the Term SOFR Rate, the Alternative Currency Daily Rate, the Alternative Currency Term Rate and the Daily SOFR Rate is subject to change depending on the Total Net Leverage Ratio (as defined in the 2021 Credit Agreement). As of March 30, 2024, the interest rate under the 2021 Term Loan was 6.43% per annum.

We are required to make scheduled principal payments under the 2021 Term Loan in increasing amounts, which currently range from $9.375 million per three-month period to $18.75 million per three-month period commencing with the three-month period ending on December 26, 2025. The remaining scheduled balance of $1.085 billion (or such lesser aggregate principal amount of the Term Loans then outstanding) on the 2021 Term Loan and any amounts outstanding under the 2021 Revolver are due at their respective maturities. In addition, subject to the terms and conditions set forth in the 2021 Credit Agreement, we may be required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances (excluding permitted debt) and insurance recoveries (subject to certain reinvestment rights). Certain mandatory prepayments are subject to reduction or elimination if certain financial covenants are met. Subject to certain limitations, we may voluntarily prepay any of the 2021 Credit Facilities without premium or penalty. As of March 30, 2024, the outstanding principal balance of the 2021 Term Loan was $1.2 billion.

The 2021 Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including the requirement that we maintain two financial ratios (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each quarter for the previous twelve-month period. As of March 30, 2024, we were in compliance with these covenants.

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

Stock Repurchase Program

On September 22, 2022, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of our outstanding common stock, effective as of the close of trading September 23, 2022. This repurchase program replaced the previous $1.0 billion authorization. As of March 30, 2024, $348.6 million remained available under this authorization.

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

Acquisition

On April 26, 2024, we executed an agreement to acquire Endomagnetics Ltd (“Endomag”) for a purchase price of approximately $310.0 million, subject to working capital and other customary adjustments. The closing is subject to certain regulatory approvals. Endomag, located in the UK, develops and sells breast surgery localization and lymphatic tracing technologies.

Legal Contingencies

We are currently involved in several legal proceedings, claims, governmental and/or regulatory inspections, inquiries and investigations arising out of the ordinary course of our business. In connection with these legal proceedings, claims, inspections, inquiries or investigations, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed, as applicable in consultation with outside counsel, and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with ASC 450, Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such financial outcome can be reasonably estimated. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings. Information with respect to this disclosure may be found in Note 12 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Future Liquidity Considerations

We expect to continue to review and evaluate potential strategic transactions that we believe will complement our current or future business. Subject to the “Risk Factors,” if any, set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 or any other of our subsequently filed reports, and the general disclaimers set forth in our “Cautionary Statement” regarding forward-looking statements at the outset of this Item 2, we believe that our cash and cash equivalents, including marketable securities, cash flows from operations, and the cash available under our 2021 Revolver will provide us with sufficient funds in order to fund our expected normal operations and debt payments over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our 2021 Credit Agreement, 2028 Senior Notes, and 2029 Senior Notes. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see the “Risk Factors” set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form

10-Q, as well as those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, including money market funds, United States Treasury bills and commercial paper, accounts receivable, equity investments, foreign currency derivative contracts, interest rate swap agreements, insurance contracts, accounts payable and debt obligations. Except for our outstanding 2028 and 2029 Senior Notes, the fair value of these financial instruments approximate their carrying amount. The fair values of our 2028 and 2029 Senior Notes were approximately $385.9 million and $852.6 million, respectively, as of March 30, 2024. Amounts outstanding under our 2021 Credit Agreement of $1.2 billion aggregate principal as of March 30, 2024 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.

Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk as well as our investments in money market funds, United States Treasury bills and commercial paper. We consider these investments to be low risk as they are highly rated securities, highly liquid and short term in nature. We incur interest expense on borrowings outstanding under our 2028 and 2029 Senior Notes, and 2021 Credit Agreement. The 2028 and 2029 Senior Notes have fixed interest rates. Borrowings under our 2021 Credit Agreement bear interest at the SOFR Rate plus SOFR Adjustment of 0.10% plus the applicable margin of 1.00% per annum.

As of March 30, 2024, there was $1.2 billion of aggregate principal outstanding under the 2021 Credit Agreement. Since this debt obligation is a variable rate instrument, our interest expense associated with the instrument is subject to change. A hypothetical 10% adverse movement (increase in the SOFR rate) would increase annual interest expense by approximately $3.8 million, which is net of the impact of our interest rate swap hedge. We previously entered into interest rate swap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding under our credit facilities. The critical terms of the interest rate swaps were designed to mirror the terms of our SOFR-based borrowings under the 2021 Credit Agreement, and therefore the interest rate swap is highly effective at offsetting the cash flows being hedged. We designated these derivative instruments as a cash flow hedge of the variability of the Term SOFR-based interest payments on $500 million of principal.

The return from cash and cash equivalents, including marketable securities, will vary as short-term interest rates change. A hypothetical 10% increase in market interest rates would increase annual interest income by approximately $9.4 million based on our current cash balances.

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

As of March 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 30, 2024.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer’s Purchases of Equity Securities

Period of Repurchase	Average Price Paid Per Share ($) (1) (2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (1) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (1) (2)
December 31, 2023 – January 27, 2024	$—	—	$348.6
January 28, 2024 – February 24, 2024	—	—	348.6
February 25, 2024 – March 30, 2024	71.55	1,428,242	348.6
Total	$71.55	1,428,242	$348.6
 ___________________________________

(1)On September 22, 2022, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of the Company’s outstanding common stock, effective as of the close of trading on September 23, 2022. As of March 30, 2024, $348.5 million remained unused under this program. The program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. For additional information regarding the Company’s repurchase programs, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Stock Repurchase Program.”
(2)On November 15, 2023, the Company entered into a share repurchase (“ASR”) agreement with Goldman Sachs. Under the ASR, Hologic agreed to purchase $500 million of Hologic’s common stock. The initial delivery was 5.6 million shares, representing 80% of the transaction value based on the Company’s closing share price on November 14, 2023. The final settlement occurred during the second quarter of fiscal 2024 as 1.4 million additional shares were received on February 27, 2024 under the ASR agreement. The number of shares was determined upon completion of the transaction and was based on the total transaction value and the volume-weighted average share price of our common stock during the term of the agreement. The volume-weighted average share price under the ASR was $71.55.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the second quarter of fiscal 2024, Christiana Stamoulis, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act on February 16, 2024 to sell up to 16,441 shares of our common stock (following the exercise of options) between May 21, 2024 and January 3, 2025, the date this plan expires. The trading plan will cease upon the earlier of January 3, 2025 or the sale of all shares subject to the trading plan.

During the second quarter of fiscal 2024, none of our other directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.1*	Transition Agreement dated December 31, 2023 by and between Hologic, Inc. and Elisabeth (Lisa) A. Hellmann. (1)
10.2*	Severance and Change of Control Agreement dated January 9, 2024 by and between Peter Dunne and Hologic, Inc. (1)
10.3*	Severance and Change of Control Agreement dated January 18, 2024 by and between Brandon Schnittker and Hologic, Inc. (1)
31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_______________

(1) Indicates management contract or compensatory plan, contract or arrangement.
* Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	May 3, 2024	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 3, 2024	/s/ Karleen M. Oberton

Karleen M. Oberton
Chief Financial Officer (Principal Financial Officer)