Form 10-Q
period 2024-06-29
HOLOGIC INC
filed 2024-07-30
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2024, 232,271,906 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues:
Product	$811.2	$799.1	$2,467.2	$2,522.9
Service and other	200.2	185.3	575.1	562.2
	1,011.4	984.4	3,042.3	3,085.1
Costs of revenues:
Product	298.2	291.0	913.9	879.3
Amortization of acquired intangible assets	44.4	51.6	134.9	159.3
Impairment of intangible assets and equipment	13.3	179.5	39.2	179.5
Service and other	95.2	94.8	284.2	295.8
Gross profit	560.3	367.5	1,670.1	1,571.2
Operating expenses:
Research and development	64.1	72.6	205.5	221.4
Selling and marketing	146.3	149.8	439.4	455.7
General and administrative	94.0	90.2	306.2	299.5
Amortization of acquired intangible assets	5.3	7.1	24.3	21.9
Impairment of intangible assets and equipment	0.4	44.3	5.6	44.3
Contingent consideration - fair value adjustments	—	—	1.7	(12.4)
Restructuring charges	6.2	2.1	34.8	4.9
	316.3	366.1	1,017.5	1,035.3
Income from operations	244.0	1.4	652.6	535.9
Interest income	28.4	32.5	80.3	84.6
Interest expense	(31.9)	(27.7)	(90.2)	(83.0)
Other income (expense), net	0.2	5.9	0.8	(7.0)
Income before income taxes	240.7	12.1	643.5	530.5
Provision for income taxes	46.2	52.6	32.6	165.1
Net income (loss)	$194.5	$(40.5)	$610.9	$365.4
Net income (loss) per common share:
Basic	$0.83	$(0.16)	$2.58	$1.48
Diluted	$0.82	$(0.16)	$2.57	$1.47
Weighted average number of shares outstanding:
Basic	234,604	246,908	236,373	247,319
Diluted	236,466	246,908	238,081	249,393
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income (loss)	$194.5	$(40.5)	$610.9	$365.4
Changes in foreign currency translation adjustment	(2.8)	1.1	17.4	130.2
Changes in value of hedged interest rate swaps, net of tax of $0.1 and $(2.9) for the three and nine months ended June 29, 2024 and $1.2 and $(1.7) for the three and nine months ended July 1, 2023.
Gain (loss) recognized in other comprehensive income (loss), net	0.3	3.7	(9.3)	(5.6)
Other comprehensive income (loss)	(2.5)	4.8	8.1	124.6
Comprehensive income (loss)	$192.0	$(35.7)	$619.0	$490.0
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	June 29, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,439.1	$2,722.5
Accounts receivable, less reserves	628.5	625.6
Inventory	665.5	617.6
Prepaid expenses and other current assets	158.4	175.3
Prepaid income taxes	105.5	31.6
Assets held-for-sale - current assets	—	11.9
Total current assets	3,997.0	4,184.5
Property, plant and equipment, net	528.8	517.0
Intangible assets, net	687.6	888.6
Goodwill	3,291.1	3,281.3
Other assets	385.6	267.9
Total assets	$8,890.1	$9,139.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37.5	$287.0
Accounts payable	202.0	175.2
Accrued expenses	540.7	534.6
Deferred revenue	219.0	199.2
Finance lease obligations	3.2	3.1
Assets held-for-sale - current liabilities	—	8.2
Total current liabilities	1,002.4	1,207.3
Long-term debt, net of current portion	2,505.6	2,531.2
Finance lease obligations, net of current portion	12.9	15.3
Deferred income tax liabilities	17.8	20.2
Deferred revenue, net of current portion	14.8	13.8
Other long-term liabilities	385.7	334.6
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 300,787 and 299,940 shares issued, respectively	3.0	3.0
Additional paid-in-capital	6,213.1	6,141.2
Retained earnings	2,667.2	2,056.3
Treasury stock, at cost – 68,731 and 58,231 shares, respectively	(3,792.9)	(3,036.0)
Accumulated other comprehensive loss	(139.5)	(147.6)
Total stockholders’ equity	4,950.9	5,016.9
Total liabilities and stockholders’ equity	$8,890.1	$9,139.3
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount
Balance at September 24, 2022	298,533	$3.0	$6,042.6	$1,600.3	$(238.2)	51,401	$(2,531.5)	$4,876.2
Exercise of stock options	267	—	10.3	—	—	—	—	10.3
Vesting of restricted stock units, net	514	—	(23.0)	—	—	—	—	(23.0)
Common stock issued under the employee stock purchase plan	171	—	10.2	—	—	—	—	10.2
Stock-based compensation	—	—	20.5	—	—	—	—	20.5
Net income	—	—	—	187.4	—	—	—	187.4
Other comprehensive income activity	—	—	—	—	110.9	—	—	110.9
Repurchase of common stock	—	—	—	—	—	1,539	(100.0)	(100.0)
Balance at December 31, 2022	299,485	$3.0	$6,060.6	$1,787.7	$(127.3)	52,940	$(2,631.5)	$5,092.5
Exercise of stock options	173	—	7.9	—	—	—	—	7.9
Vesting of restricted stock units, net	18	—	(0.2)	—	—	—	—	(0.2)
Stock-based compensation	—	—	23.2	—	—	—	—	23.2
Net income	—	—	—	218.5	—	—	—	218.5
Other comprehensive income activity	—	—	—	—	8.9	—	—	8.9
Repurchase of common stock	—	—	—	—	—	626	(50.0)	(50.0)
Balance at April 1, 2023	299,676	$3.0	$6,091.5	$2,006.2	$(118.4)	53,566	$(2,681.5)	$5,300.8
Exercise of stock options	64	—	3.3	—	—	—	—	3.3
Vesting of restricted stock units, net	15	—	(0.5)	—	—	—	—	(0.5)
Common stock issued under the employee stock purchase plan	177		11.3					11.3
Stock-based compensation	—	—	16.9	—	—	—	—	16.9
Net loss	—	—	—	(40.5)	—	—	—	(40.5)
Other comprehensive income activity	—	—	—	—	4.8	—	—	4.8
Repurchase of common stock(1)	—	—	—	—	—	1,424	(114.1)	(114.1)
Balance at July 1, 2023	299,932	$3.0	$6,122.5	$1,965.7	$(113.6)	54,990	$(2,795.6)	$5,182.0
Vesting of restricted stock units, net	8	—	(0.3)	—	—	—	—	(0.3)
Stock-based compensation	—	—	19.0	—	—	—	—	19.0
Net income	—	—	—	90.6	—	—	—	90.6
Other comprehensive income activity	—	—	—	—	(34.0)	—	—	(34.0)
Repurchase of common stock(1)	—	—	—	—	—	3,241	(240.4)	(240.4)
September 30, 2023	299,940	$3.0	$6,141.2	$2,056.3	$(147.6)	58,231	$(3,036.0)	$5,016.9
Exercise of stock options	124	—	5.0	—	—	—	—	5.0
Vesting of restricted stock units, net	432	—	(16.2)	—	—	—	—	(16.2)
Stock-based compensation	—	—	28.7	—	—	—	—	28.7
Net income	—	—	—	246.5	—	—	—	246.5
Other comprehensive income activity	—	—	—	—	28.8	—	—	28.8
Repurchase of common stock(1)	—	—	—	—	—	2,161	(155.9)	(155.9)
Accelerated share repurchase agreement	—	—	(100.0)	—	—	5,560	(400.0)	(500.0)
December 30, 2023	300,496	$3.0	$6,058.7	$2,302.8	$(118.8)	65,952	$(3,591.9)	$4,653.8
Exercise of stock options	79	—	3.2	—	—	—	—	3.2
Vesting of restricted stock units, net	16	—	(0.1)	—	—	—	—	(0.1)

Common stock issued under the employee stock purchase plan	165	—	10.0	—	—	—	—	10.0
Stock-based compensation	—	—	25.8	—	—	—	—	25.8
Net income	—	—	—	169.9	—	—	—	169.9
Other comprehensive income activity	—	—	—	—	(18.2)	—	—	(18.2)
Accelerated share repurchase agreement	—	—	100.0	—	—	1,428	(100.0)	—
March 30, 2024	300,756	$3.0	$6,197.6	$2,472.7	$(137.0)	67,380	$(3,691.9)	$4,844.4
Exercise of stock options	24	—	1.2	—	—	—	—	1.2
Vesting of restricted stock units, net	7	—	(0.3)	—	—	—	—	(0.3)
Common stock issued under the employee stock purchase plan	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	14.6	—	—	—	—	14.6
Net income	—	—	—	194.5	—	—	—	194.5
Other comprehensive income activity	—	—	—	—	(2.5)	—	—	(2.5)
Repurchase of common stock(1)	—	—	—	—	—	1,351	(101.0)	(101.0)
June 29, 2024	300,787	$3.0	$6,213.1	$2,667.2	$(139.5)	68,731	$(3,792.9)	$4,950.9
(1) Includes excise tax on share repurchases.
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	June 29, 2024	July 1, 2023
OPERATING ACTIVITIES
Net income	$610.9	$365.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75.2	66.7
Amortization of acquired intangible assets	159.2	181.2
Stock-based compensation expense	69.1	60.6
Deferred income taxes	(52.3)	(100.2)
Intangible asset and equipment impairment charges	44.8	223.8
Contingent consideration - fair value adjustments	1.7	(12.4)
Other adjustments and non-cash items	32.4	30.6
Changes in operating assets and liabilities, excluding the effect of acquisitions and dispositions:
Accounts receivable	(2.5)	(51.0)
Inventories	(47.1)	(48.5)
Prepaid income taxes	(73.9)	15.3
Prepaid expenses and other assets	(4.2)	24.6
Accounts payable	26.5	(20.3)
Accrued expenses and other liabilities	58.5	10.7
Deferred revenue	19.9	46.0
Net cash provided by operating activities	918.2	792.5
INVESTING ACTIVITIES
Sale of business, net of cash disposed	(31.3)	—
Capital expenditures	(56.0)	(55.5)
Proceeds from the Department of Defense	—	20.5
Increase in equipment under customer usage agreements	(43.9)	(42.2)
Strategic investments	(42.5)	(10.0)
Purchase of intellectual property	(10.0)	—
Other activity	(1.6)	(8.9)
Net cash used in investing activities	(185.3)	(96.1)
FINANCING ACTIVITIES
Repayment of long-term debt	(278.1)	(11.3)
Payment of contingent consideration	(2.6)	(7.6)
Payment of deferred acquisition consideration	—	(0.8)
Repurchases of common stock	(776.8)	(263.6)
Proceeds from issuance of common stock pursuant to employee stock plans	25.2	37.7
Payment of minimum tax withholdings on net share settlements of equity awards	(16.6)	(23.7)
Payments under finance lease obligations	(2.9)	(3.3)
Net cash used in financing activities	(1,051.8)	(272.6)
Effect of exchange rate changes on cash and cash equivalents	2.3	1.7
Net (decrease) increase in cash and cash equivalents	(316.6)	425.5
Cash and cash equivalents, beginning of period*	2,755.7	2,339.5
Cash and cash equivalents, end of period	$2,439.1	$2,765.0
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

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and nine months ended June 29, 2024 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 28, 2024. Fiscal 2023 was a 53-week fiscal year, and the additional week was included in the first quarter of fiscal 2023 consistent with the Company’s historical fiscal calendar.

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events, except as described below, affecting the unaudited consolidated financial statements as of and for the three and nine months ended June 29, 2024.

On April 26, 2024, the Company executed an agreement to acquire Endomagnetics Ltd (“Endomag”) for a purchase price of approximately $310.0 million, subject to working capital and other customary adjustments. Endomag, located in the UK, develops and sells breast surgery localization and lymphatic tracing technologies. The transaction closed on July 25, 2024.

(2) Revenue

The Company accounts for revenue pursuant to ASC 606, Revenue from Contracts with Customers (ASC 606) and generates revenue from the sale of its products, primarily medical imaging systems and related components and software, diagnostic tests and assays and surgical disposable products, and related services, which are primarily support and maintenance services on its medical imaging systems, and to a lesser extent installation, training and repairs. In addition, the Company generates service revenue from performing laboratory testing services through its Biotheranostics CLIA laboratory, which is included in its Molecular Diagnostics business. The Company’s products are sold primarily through a direct sales force, and within international markets, there is more reliance on distributors and resellers. Revenue is recorded net of sales tax. The following tables provide revenue from contracts with customers by business and geographic region on a disaggregated basis:

	Three Months Ended June 29, 2024			Three Months Ended July 1, 2023
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$73.3	$48.9	$122.2	$79.7	$47.1	$126.8
Molecular Diagnostics	245.4	65.3	310.7	240.2	62.0	302.2
Blood Screening	7.9	—	7.9	10.7	—	10.7
Total	$326.6	$114.2	$440.8	$330.6	$109.1	$439.7

Breast Health:
Breast Imaging	$240.4	$68.8	$309.2	$220.7	$65.4	$286.1
Interventional Breast Solutions	60.1	15.7	75.8	59.2	15.0	74.2
Total	$300.5	$84.5	$385.0	$279.9	$80.4	$360.3

GYN Surgical	$125.8	$40.8	$166.6	$122.9	$34.4	$157.3

Skeletal Health	$12.4	$6.6	$19.0	$16.7	$10.4	$27.1
	$765.3	$246.1	$1,011.4	$750.1	$234.3	$984.4

	Nine Months Ended June 29, 2024			Nine Months Ended July 1, 2023
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$213.7	$149.0	$362.7	$226.9	$138.5	$365.4
Molecular Diagnostics	748.4	204.8	953.2	831.5	238.2	1,069.7
Blood Screening	22.8	—	22.8	28.5	—	28.5
Total	$984.9	$353.8	$1,338.7	$1,086.9	$376.7	$1,463.6

Breast Health:
Breast Imaging	$703.7	$213.6	$917.3	$666.5	$195.6	$862.1
Interventional Breast Solutions	181.6	48.4	230.0	176.7	41.1	217.8
Total	$885.3	$262.0	$1,147.3	$843.2	$236.7	$1,079.9

GYN Surgical	$366.6	$118.2	$484.8	$359.6	$96.6	$456.2

Skeletal Health	$41.6	$29.9	$71.5	$52.8	$32.6	$85.4
	$2,278.4	$763.9	$3,042.3	$2,342.5	$742.6	$3,085.1

	Three Months Ended		Nine Months Ended
Geographic Regions (in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
United States	$765.3	$750.1	$2,278.4	$2,342.5
Europe	127.9	128.5	407.7	427.3
Asia-Pacific	65.0	62.9	193.2	191.9
Rest of World	53.2	42.9	163.0	123.4
	$1,011.4	$984.4	$3,042.3	$3,085.1

The following table provides revenue recognized by source:

	Three Months Ended		Nine Months Ended
Revenue by type (in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Disposables	$623.2	$609.0	$1,871.0	$1,963.3
Capital equipment, components and software	188.0	190.1	596.2	559.6
Service	196.8	180.4	560.6	546.7
Other	3.4	4.9	14.5	15.5
	$1,011.4	$984.4	$3,042.3	$3,085.1

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

Remaining Performance Obligations

As of June 29, 2024, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $880.0 million. These remaining performance obligations primarily relate to support and maintenance obligations and extended warranty in the Company’s Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 14% of this amount as revenue in fiscal 2024, 42% in fiscal 2025, 25% in fiscal 2026, 12% in fiscal 2027, and 7% thereafter. As permitted, the Company does not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company’s Breast Health and Skeletal Health reportable segments. Contract liabilities are classified as other current liabilities and other long-term liabilities in the Consolidated Balance Sheets. The Company recognized revenue of $22.8 million and $124.4 million in the three and nine months ended June 29, 2024, respectively, that was included in the contract liability balance at September 30, 2023. The Company recognized $21.0 million and $122.2 million in the three and nine months ended July 1, 2023, respectively, that was included in the contract liability at September 24, 2022.

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

The following table summarizes certain fair value information at June 29, 2024 and September 30, 2023 for investment assets and other liabilities measured at fair value on a recurring basis, as well as the carrying amount of certain investments.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 29, 2024
Assets:
Money market mutual funds	$371.2	$371.2	$—	$—
U.S. Treasury bills	398.1	398.1	—	—
Commercial paper	49.5	49.5	—	—
Interest rate swaps	14.7	—	14.7	—
Forward foreign currency contracts	2.6	—	2.6	—
Total	$836.1	$818.8	$17.3	$—
Liabilities:
Contingent consideration	$1.1	$—	$—	$1.1
Forward foreign currency contracts	0.4	—	0.4	—
Total	$1.5	$—	$0.4	$1.1

September 30, 2023
Assets:
Interest rate swaps	$26.9	$—	$26.9	$—
Forward foreign currency contracts	8.4	—	8.4	—
Total	$35.3	$—	$35.3	$—
Liabilities:
Contingent consideration	$2.0	$—	$—	$2.0
Total	$2.0	$—	$—	$2.0

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, during the three and nine month periods ended June 29, 2024 and July 1, 2023 were as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Balance at beginning of period	$1.1	$3.4	$2.0	$23.4
Contingent consideration recorded at acquisition	—	1.1	—	1.1
Fair value adjustments	—	—	1.7	(12.4)
Payments	—	—	(2.6)	(7.6)
Balance at end of period	$1.1	$4.5	$1.1	$4.5

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of equity investments and long-lived assets, primarily comprised of property, plant and equipment, intangible assets and goodwill. During the third quarter of fiscal 2024, the Company recorded intangible asset impairment charges of $13.3 million and $0.4 million, respectively, related to its BioZorb developed technology and trade name intangible assets acquired in the Focal acquisition, which is within the Breast Health reportable segment, reducing the carrying value of the assets to zero. During the second quarter of fiscal 2024, the Company recorded intangible asset impairment charges of $25.9 million and $0.9 million, respectively, related to its BioZorb developed technology and trade name intangible assets reducing the carrying value of the assets to $13.9 million and $0.5 million, respectively. See Note 18 for further discussion. During the first quarter of fiscal 2024, the Company recorded a $12.5 million impairment charge for right-of-use lease assets related to the closure of its Mobidiag facilities in Finland and France (see Note 8 for further discussion), reducing the carrying value to zero. In addition, during the first quarter of fiscal 2024, the Company recorded a $4.3 million impairment charge for an in-process research and development project from the Mobidiag acquisition, reducing the carrying value of this asset to $22.4 million.

During the third quarter of fiscal 2023, the Company identified indicators of impairment related to its long-lived assets of its Mobidiag business and based on the fair value of the asset group recorded impairment charges aggregating $186.9 million, of which $174.8 million was allocated to intangible assets and $12.1 million was allocated to property, plant and equipment. Subsequent to the impairment charges, the carrying value of the definite-lived intangible assets and property, plant and equipment was $65.8 million and $4.6 million, respectively. See Note 18 for additional information. In addition, the Company recorded a $10.5 million impairment charge for an in-process research and development project from the Mobidiag acquisition, and the resulting carrying value was $26.5 million. During the third quarter of fiscal 2023, the Company identified indicators of impairment related to its long-lived assets of its SSI ultrasound imaging business and recorded impairment charges aggregating $26.4 million, of which $20.6 million was allocated to intangible assets and $5.8 million was allocated to equipment. Subsequent to the impairment charges, the carrying value of these assets was zero. There were no other remeasurements in the three and nine months ended June 29, 2024 and July 1, 2023.

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

The Company’s cash and cash equivalents, including current marketable securities, as of June 29, 2024 are as follows:

	Valuation				Balance Sheet Classification
in millions	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and cash equivalents	Investments
Cash	$1,620.3	$—	$—	$1,620.3	$1,620.3	$—
Money market mutual funds	371.2	—	—	371.2	371.2	—
U.S. Treasury bills	398.1	—	—	398.1	398.1	—
Commercial paper	49.5	—	—	49.5	49.5	—
Total	$2,439.1	$—	$—	$2,439.1	$2,439.1	$—

The Company classifies its investments in debt securities as available-for-sale and records them at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss), which was immaterial for the three and nine months ended June 29, 2024. The Company periodically assesses these securities for potential impairment losses and credit losses. The amount of credit losses, if any, will be determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. There were no impairments and credit losses related to available-for-sale securities for the three and nine months ended June 29, 2024.

The Company classifies all highly liquid investments with stated maturities of three months or less from the date of purchase as cash equivalents. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three and nine months ended June 29, 2024 and July 1, 2023, respectively. There were no sales of available-for-sale securities during the three and nine months ended June 29, 2024.

The fair value of the available-for-sale securities by contractual maturity as of June 29, 2024 and September 30, 2023 are as follows:

	June 29, 2024	September 30, 2023
in millions	Fair Value	Fair Value
Due in three months or less	$447.6	$—
Total available-for-sale securities	$447.6	$—

Amounts outstanding under the Company’s 2021 Credit Agreement of $1.2 billion aggregate principal as of June 29, 2024 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 4.625% Senior Notes due 2028 (the “2028 Senior Notes”) and 3.250% Senior Notes due 2029 (the “2029 Senior Notes”) had fair values of $382.9 million and $853.3 million, respectively, as of June 29, 2024 based on their trading prices, representing a Level 1 measurement.

(5) Business Combinations

Fiscal 2024 Acquisitions

Endomag

On April 26, 2024, the Company executed an agreement to acquire Endomagnetics Ltd (“Endomag”) for a purchase price of approximately $310.0 million, subject to working capital and other customary adjustments. Endomag, located in the UK, develops and sells breast surgery localization and lymphatic tracing technologies. The transaction closed on July 25, 2024.

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

(6) Strategic Investment

Maverix Medical

On November 13, 2023, the Company entered into an agreement with KKR Comet, LLC, an affiliate of KKR & Co. Inc. (“KKR Comet”), to form a legal entity to develop and acquire innovative technologies and commercial operations within the lung cancer space. The new entity, named Maverix Medical LLC (“Maverix”), is managed by Ajax Health. As part of this strategic investment, the Company contributed $24.5 million in return for 45% ownership in the Class A Common units of Maverix, and both the Company and KKR Comet have committed to make additional capital contributions in proportion to the ownership percentages upon meeting certain objectives and as approved by the Maverix board. In accordance with ASC 810, Consolidation, and ASC 323, Investments - Equity Method and Joint Ventures, the Company determined that this investment should be accounted for under the equity method, which requires the Company to record its proportional share of the entity’s net income (loss). This investment is recorded within Other assets in the Consolidated Balance Sheets, and the Company’s proportionate share of Maverix’s net loss for the three and nine months ended June 29, 2024 was immaterial.

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

(8) Restructuring

During the first quarter of fiscal 2024, the Company further refined its strategy for the Mobidiag business, which is within the Diagnostics reportable segment. The strategy change included the decision to discontinue the manufacture and sale of certain products, closure of its facilities in Finland and France, and to move the development activities and operations to the Company’s San Diego, California location. As such, the Company determined certain fixed assets lives should be shortened and that lease assets were impaired at the affected facilities and recorded accelerated depreciation of $7.2 million and a lease asset impairment charge of $12.5 million. In connection with this plan, the Company finalized its decision to terminate the employees at these locations, totaling 190. The Company initiated discussions with the respective Works Councils at the end of the first quarter of fiscal 2024. In addition, the Company recorded the minimum statutory severance benefit for the employees located in France of $1.8 million pursuant to ASC 712, Compensation Nonretirement Postemployment Benefits. During the second quarter of fiscal 2024, the Company finalized its negotiations with the respective Works Councils and communicated the termination and related severance benefits to the affected employees. The Company has estimated the total severance charges, including accelerated stock compensation, will be approximately $13.1 million. The majority of the severance benefits will be recorded pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420), which requires the severance benefits to be recognized ratably over the service period to obtain such benefits. The employees will cease employment in phases. During the three and nine months ended June 29, 2024, the Company recorded severance charges of $3.9 million and $7.9 million, respectively. This action is expected to be completed by the second quarter of fiscal 2025.

During the first quarter of fiscal 2022, the Company finalized its decision to close its Danbury, Connecticut facility where it manufactures its Breast Health capital equipment products. The manufacturing of the Breast Health capital equipment products and all other support services are in the process of being transferred to the Company’s Newark, Delaware facility. The transition is expected to be completed by the third quarter of fiscal 2025. In addition, research and development, sales and services support and administrative functions have been transferred to the Newark, Delaware and Marlborough, Massachusetts facilities. The employees were notified of the closure during the first quarter of fiscal 2022, and the majority of employees located in Danbury were given the option to relocate to the new locations. The Company is recording severance benefits ratably over the required service period pursuant to ASC 420. As a result, the Company recorded severance charges of $0.9 million and $2.7 million during the three and nine months ended June 29, 2024, respectively, and $0.4 million and $1.4 million during the three and nine months ended July 1, 2023, respectively. The Company estimates that total severance charges, including retention, will be approximately $7.5 million.

(9) Borrowings and Credit Arrangements

The Company’s borrowings consisted of the following:

	June 29, 2024	September 30, 2023
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$37.5	$287.0
Total current debt obligations	$37.5	$287.0
Long-term debt obligations, net of debt discount and issuance costs:
Term Loan	$1,168.0	$1,195.6
2028 Senior Notes	397.3	396.8
2029 Senior Notes	940.3	938.8
Total long-term debt obligations	$2,505.6	$2,531.2
Total debt obligations	$2,543.1	$2,818.2

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

The 2021 Credit Agreement provided a $1.5 billion secured term loan facility (the “2021 Term Loan”) and a $2.0 billion revolving credit facility (the “2021 Revolver”). As of June 29, 2024, the principal amount outstanding under the 2021 Term Loan was $1.2 billion, and the interest rate was 6.44% per annum. No amounts were outstanding under the 2021 Revolver, and the full amount was available to be borrowed by the Company. During the first quarter of fiscal 2024, the Company made a $250.0 million voluntary prepayment on the 2021 Term Loan.

Interest expense, weighted average interest rates, and the interest rate at the end of period under the 2021 Credit Agreement were as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Interest expense	$21.1	$24.3	$64.9	$67.2
Weighted average interest rate	6.43%	6.17%	6.43%	5.65%
Interest rate at end of period	6.44%	6.20%	6.44%	6.20%

The Company’s effective interest rate swap agreements, the first of which fixed the SOFR component of the variable interest rate on $1.0 billion of aggregate principal under the 2021 Term Loan at 1.23% and terminated on December 17, 2023, and the second of which fixes the SOFR component of the variable interest rate on $500 million of aggregate principal under the 2021 Term Loan at 3.46% commencing on December 17, 2023 and terminating on December 27, 2024, resulted in the Company receiving $2.4 million and $14.4 million during the three and nine months ended June 29, 2024, respectively, and $9.8 million and $25.0 million during the three and nine months ended July 1, 2023, respectively. These amounts were recorded as a reduction to interest expense.

The 2021 Credit Agreement contains two financial covenants; a total leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter. These terms, and calculations thereof, are defined in further detail in the 2021 Credit Agreement. As of June 29, 2024, the Company was in compliance with these covenants.

2028 Senior Notes

As of June 29, 2024, the Company had 4.625% Senior Notes due 2028 (the “2028 Senior Notes”) outstanding in the aggregate principal balance of $400 million. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries and mature on February 1, 2028.

2029 Senior Notes

As of June 29, 2024, the Company had 3.250% Senior Notes due 2029 (the “2029 Senior Notes”) outstanding in the aggregate principal balance of $950 million. The 2029 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries and mature on February 15, 2029.

Interest expense for the 2029 Senior Notes and 2028 Senior Notes was as follows:

		Three Months Ended		Nine Months Ended
	Interest Rate	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
2028 Senior Notes	4.625%	$4.8	$4.8	$14.4	$14.8
2029 Senior Notes	3.250%	8.2	8.2	24.7	25.3
Total		$13.0	$13.0	$39.1	$40.1

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

The following is a rollforward of the allowance for credit losses as of June 29, 2024 compared to July 1, 2023:

	Balance at Beginning of Period	Credit Loss	Write-offs, Payments and Foreign Exchange	Balance at End of Period
Nine Months Ended:
June 29, 2024	$38.5	$5.8	$(2.9)	$41.4
July 1, 2023	$37.7	$2.2	$(0.8)	$39.1

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

In fiscal 2019, the Company entered into an interest rate swap contract with an effective date of December 23, 2020 and a termination date of December 17, 2023 to hedge a portion of its variable rate debt. On August 25, 2022, the interest rate swap agreement was restructured (consistent with the 2021 Credit Agreement) to convert the benchmark interest rate from LIBOR to the SOFR rate effective September 23, 2022 with a termination date of December 17, 2023. The Company applied the practical and optional expedients in ASC 848, Reference Rate Reform, in evaluating the impact of modifying the contract, which resulted in no change to the accounting for this derivative contract. The notional amount of this swap was $1.0 billion. The restructured interest rate swap fixed the SOFR component of the variable interest rate on $1.0 billion of the notional amount under the 2021 Credit Agreement at 1.23%. The critical terms of the restructured interest rate swap were designed to mirror the terms of the Company’s SOFR-based borrowings under the 2021 Credit Agreement and therefore were highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the SOFR-based interest payments on $1.0 billion of principal. Therefore, changes in the fair value of the swap were recorded in AOCI. The contract expired during the first quarter of fiscal 2024.

On March 23, 2023, the Company entered into two consecutive interest rate swap contracts with the first contract having an effective date of December 17, 2023 and terminating on December 27, 2024, and the second contract having an effective date of December 27, 2024 and terminating on September 25, 2026. The notional amount of these swaps is $500 million, and the first interest rate swap fixes the SOFR component of the variable interest rate at 3.46%, and the second interest rate swap fixes the SOFR component of the variable interest rate at 2.98%. The critical terms of the interest rate swaps are designed to mirror the terms of the Company’s SOFR-based borrowings under the 2021 Credit Agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the SOFR-based interest payments on $500 million of principal. Therefore, changes in the fair value of the swap are recorded in AOCI. The fair value of these swaps was an asset position of $14.7 million as of June 29, 2024.

Forward Foreign Currency Exchange Contracts and Foreign Currency Option Contracts

The Company enters into forward foreign currency exchange contracts and foreign currency option contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s cash and operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the UK Pound, the Australian dollar, the Canadian dollar, the Chinese Yuan and the Japanese Yen. These foreign currency contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The contracts are generally for periods of one year or less. The Company did not elect hedge accounting for these contracts; however, the Company may seek to apply hedge accounting in future scenarios. As of June 29, 2024, the notional amount was $97.2 million. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net.

Realized and unrealized gains and losses from these contracts, which were the only derivative contracts not designated for hedge accounting, for the three and nine months ended June 29, 2024 and July 1, 2023, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Amount of realized gain (loss) recognized in income
Forward foreign currency contracts	$1.7	$1.4	$3.5	$(1.3)
Foreign currency option contracts	—	(1.2)	—	(2.7)
	$1.7	$0.2	$3.5	$(4.0)
Amount of unrealized gain (loss) recognized in income
Forward foreign currency contracts	$(0.5)	$—	$(6.2)	$(13.8)
Foreign currency option contracts	—	1.0	—	(6.8)
	$(0.5)	$1.0	$(6.2)	$(20.6)
Amount of gain (loss) recognized in income
Total	$1.2	$1.2	$(2.7)	$(24.6)

Financial Instrument Presentation

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 29, 2024:

	Balance Sheet Location	June 29, 2024	September 30, 2023
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contracts	Prepaid expenses and other current assets	$8.5	$16.2
Interest rate swap contracts	Other assets	6.2	10.7
		$14.7	$26.9

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$2.6	$8.4
		$2.6	$8.4

Liabilities:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$0.4	$—

The following table presents the unrealized gain (loss) recognized in AOCI related to interest rate swaps for the following reporting periods:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Amount of gain (loss) recognized in other comprehensive income, net of taxes:
Interest rate swaps	$0.3	$3.7	$(9.3)	$(5.6)
Total	$0.3	$3.7	$(9.3)	$(5.6)

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

(13) Net Income (Loss) Per Share

A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Basic weighted average common shares outstanding	234,604	246,908	236,373	247,319
Weighted average common stock equivalents from assumed exercise of stock options and issuance of restricted stock units	1,862	—	1,708	2,074
Diluted weighted average common shares outstanding	236,466	246,908	238,081	249,393
Weighted-average anti-dilutive shares related to:
Outstanding stock options and restricted stock units	933	2,936	1,372	1,786

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

(14) Stock-Based Compensation

The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of revenues	$2.6	$2.1	$8.5	$7.7
Research and development	2.2	2.1	8.4	8.6
Selling and marketing	3.5	2.9	10.4	9.2
General and administrative	6.3	9.8	41.8	35.1
	$14.6	$16.9	$69.1	$60.6

The Company granted options to purchase 0.6 million and 0.5 million shares of the Company’s common stock during the nine months ended June 29, 2024 and July 1, 2023, respectively, with weighted-average exercise prices of $72.32 and $74.67, respectively. There were 4.5 million options outstanding at June 29, 2024 with a weighted-average exercise price of $54.62.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Risk-free interest rate	4.4%	4.3%	4.4%	4.3%
Expected volatility	33.4%	33.9%	33.4%	33.9%
Expected life (in years)	4.8	4.8	4.8	4.8
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$26.44	$30.51	$25.06	$25.95

The Company granted 0.7 million and 0.6 million restricted stock units (“RSUs”) during the nine months ended June 29, 2024 and July 1, 2023, respectively, with weighted-average grant date fair values of $72.03 and $74.58 per unit, respectively. In addition, the Company granted 0.1 million and 0.1 million performance stock units (“PSUs”) during the nine months ended June 29, 2024 and July 1, 2023, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $71.92 and $74.35 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of a three-year performance period, provided that the Company’s defined Return on Invested Capital metrics are achieved. The Company also granted 0.1 million and 0.1 million of FCF PSUs based on a three-year cumulative free cash flow measure (“FCF PSUs”) to members of its senior management team, which had a grant date fair value of $71.92 and $74.35 per unit during the nine months ended June 29, 2024 and July 1, 2023, respectively. Each recipient of FCF PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of the three-year measurement period. The PSUs and FCF PSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the probable number of shares that will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million and 0.1 million market-based awards (“MSUs”) to members of its senior management team during the nine months ended June 29, 2024 and July 1, 2023, respectively. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of a three-year performance period based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $88.06 and $97.91 per share using the Monte Carlo simulation model in fiscal 2024 and 2023, respectively. The MSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense for the MSUs ratably over the service period. At June 29, 2024, there was 1.7 million in aggregate unvested RSUs, PSUs, FCF PSUs and MSUs outstanding.

At June 29, 2024, there was $12.4 million and $55.5 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, PSUs, FCF PSUs and MSUs), respectively, to be recognized over a weighted-average period of 2.3 and 1.8 years, respectively.

(15) Other Balance Sheet Information

	June 29, 2024	September 30, 2023
Inventories
Raw materials	$263.2	$238.6
Work-in-process	58.4	66.3
Finished goods	343.9	312.7
	$665.5	$617.6

Property, plant and equipment
Equipment	$388.4	$380.0
Equipment under customer usage agreements	507.7	508.1
Building and improvements	243.7	230.0
Leasehold improvements	42.0	44.4
Land	40.8	41.1
Furniture and fixtures	23.6	19.2
Finance lease right-of-use asset	8.4	8.2
	$1,254.6	$1,231.0
Less – accumulated depreciation and amortization	(725.8)	(714.0)
	$528.8	$517.0

During the third quarter of fiscal 2023, the Company identified indicators of impairment related to its long-lived assets of its Mobidiag business and based on the fair value of the asset group recorded impairment charges of $12.1 million to property, plant and equipment. In addition, during the third quarter of fiscal 2023, the Company identified indicators of impairment related to its long-lived assets of its SSI ultrasound imaging business and recorded impairment charges of $5.8 million related to property, plant and equipment. See Note 18 for additional information.

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

Identifiable assets for the reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three and nine months ended June 29, 2024 and July 1, 2023. Segment information is as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Total revenues:
Diagnostics	$440.8	$439.7	$1,338.7	$1,463.6
Breast Health	385.0	360.3	1,147.3	1,079.9
GYN Surgical	166.6	157.3	484.8	456.2
Skeletal Health	19.0	27.1	71.5	85.4
	$1,011.4	$984.4	$3,042.3	$3,085.1
Income from operations:
Diagnostics	$89.7	$(113.5)	$210.1	$142.8
Breast Health	102.4	63.3	296.2	233.7
GYN Surgical	56.7	48.5	144.3	149.6
Skeletal Health	(4.8)	3.1	2.0	9.8
	$244.0	$1.4	$652.6	$535.9
Depreciation and amortization:
Diagnostics	$51.0	$56.8	$168.3	$172.9
Breast Health	9.3	12.2	29.6	38.7
GYN Surgical	11.9	11.9	36.1	35.8
Skeletal Health	0.1	0.3	0.4	0.5
	$72.3	$81.2	$234.4	$247.9
Capital expenditures:
Diagnostics	$17.7	$22.6	$61.7	$58.7
Breast Health	10.4	8.0	25.1	22.0
GYN Surgical	4.8	4.5	11.5	11.2
Skeletal Health	0.7	—	1.1	0.2
Corporate	0.3	1.4	0.5	5.6
	$33.9	$36.5	$99.9	$97.7

	June 29, 2024	September 30, 2023
Identifiable assets:
Diagnostics	$2,476.3	$2,596.4
Breast Health	1,217.6	1,170.1
GYN Surgical	1,429.8	1,455.4
Skeletal Health	35.6	33.7
Corporate	3,730.8	3,883.7
	$8,890.1	$9,139.3

The Company had no customers that represented greater than 10% of consolidated revenues during the three and nine months ended June 29, 2024 and July 1, 2023.

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

Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
United States	75.7%	76.2%	74.9%	75.9%
Europe	12.6%	13.1%	13.4%	13.9%
Asia-Pacific	6.4%	6.4%	6.4%	6.2%
Rest of World	5.3%	4.3%	5.3%	4.0%
	100.0%	100.0%	100.0%	100.0%

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

For the three months ended June 29, 2024, the Company recorded income tax expense of $46.2 million resulting in an effective tax rate of 19.2%. For the nine months ended June 29, 2024, the Company recorded income tax expense of $32.6 million, resulting in an effective tax rate of 5.1%.

The effective tax rate for the three months ended June 29, 2024 was lower than the U.S. statutory tax rate primarily due to the U.S. deduction for foreign derived intangible income, the geographic mix of income earned by the Company’s international subsidiaries, which are generally taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits. The effective tax rate for the nine months ended June 29, 2024 was lower than the U.S. statutory tax rate primarily due to a discrete tax benefit of $107.2 million related to a worthless stock deduction on an investment in one of the Company’s international subsidiaries recorded in the first quarter of fiscal 2024, the U.S. deduction for foreign derived intangible income, and the geographic mix of income earned by the Company’s international subsidiaries, and federal and state tax credits.

The Company recorded income tax expense of $52.6 million and $165.1 million for the three and nine months ended July 1, 2023, resulting in effective tax rates of 434.7% and 31.1%, respectively.

The effective tax rates for the three and nine months ended July 1, 2023 were higher than the U.S. statutory tax rate primarily due to the tax effect of impairment charges recorded for assets acquired in the Mobidiag acquisition and the impairment of the Company’s SSI ultrasound imaging assets, income tax reserves, the global intangible low-taxed income inclusion, and state income taxes, partially offset by the impact of the U.S. deduction for foreign derived intangible income, and the geographic mix of income earned by the Company’s international subsidiaries.

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

(18) Intangible Assets

Intangible assets consisted of the following:

Description	As of June 29, 2024		As of September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,375.4	$3,786.6	$4,411.0	$3,649.5
In-process research and development	21.9	—	25.7	—
Customer relationships	600.6	564.4	600.0	550.6
Trade names	252.5	222.9	253.6	212.8
Total acquired intangible assets	$5,250.4	$4,573.9	$5,290.3	$4,412.9

Internal-use software	25.5	20.0	24.0	17.8
Capitalized software embedded in products	29.7	24.1	27.7	22.7
Total intangible assets	$5,305.6	$4,618.0	$5,342.0	$4,453.4

The estimated remaining amortization expense of the Company’s acquired intangible assets as of June 29, 2024 for each of the five succeeding fiscal years was as follows:

Remainder of Fiscal 2024	$47.2
Fiscal 2025	$180.6
Fiscal 2026	$150.6
Fiscal 2027	$63.6
Fiscal 2028	$60.5

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

During the third quarter of fiscal 2024, the Federal Drug Administration classified a prior safety notice for the BioZorb Marker as a Class I recall. This was the technical classification of a prior safety notice only, not a product removal. Following this, the Company lowered its forecasts for this product line, which is an indicator of impairment. Accordingly, the Company performed an undiscounted cash flow analysis, and the cash flows were not sufficient to recover the carrying value of the asset group. The Company performed a fair value analysis and determined that the fair value of the asset group was de minimus. As a result, the Company recorded an impairment charge of $13.3 million and $0.4 million to developed technology and trade names, respectively, to fully write-off the assets.

During the first quarter of fiscal 2024, the Company assessed its only in-process research and development intangible asset from its Mobidiag acquisition for impairment. The Company determined the fair value of this indefinite-lived asset utilizing the DCF model and recorded a $4.3 million impairment charge, reducing the fair value of this asset to $22.4 million.

The reduction in the fair value of this asset was primarily due to a reduction in forecasted revenues and a delay in the timing of completing the project. In addition, the Company determined that the useful life of the customer relationship and trade name intangible assets from its Mobidiag acquisition should be shortened and recorded accelerated amortization expense of $7.3 million to bring the net carrying values to zero.

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

As a result, the Company determined indicators of impairment existed and performed an undiscounted cash flow analysis pursuant to ASC 360 to determine if the cash flows expected to be generated by the Mobidiag business over the estimated remaining useful life of its primary asset were sufficient to recover the carrying value of the asset group. Based on this analysis the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets. As a result, the Company was required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value of the asset group, the Company utilized the income approach, which is based on a DCF. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows were based on the Company's most recent strategic plan at the time and for periods beyond the strategic plan, the Company's estimates were based on assumed growth rates expected as of the measurement date. The Company believed its assumptions were consistent with the plans and estimates that a market participant would use to manage the business. The discount rate used is intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the asset group. The Company used a discount rate of 17.0%. As a result of this analysis, the fair value of the Mobidiag asset group was below its carrying value. Prior to calculating and allocating the impairment charge, the Company assessed the only in-process research and development intangible asset in this asset group for impairment. The Company determined the fair value of this indefinite-lived asset utilizing the DCF model and recorded a $10.5 million impairment charge, reducing the fair value of this asset to $26.5 million. The reduction in fair value of this asset was primarily due to a reduction in forecasted revenues and a delay in the timing of completing the project to focus on other projects.

To record the asset group to fair value, the Company recorded an impairment charge of $186.9 million during the third quarter of fiscal 2023. The impairment charge was allocated to the long-lived assets on a pro-rata basis as follows: $153.7 million to developed technology, $10.4 million to customer relationships, $10.7 million to trade names, and $12.1 million to equipment. The Company believed its assumptions used to determine the fair value of the asset group were reasonable. Actual operating results and the related cash flows of the asset group could differ from the estimated operating results and related cash flows. In the event the asset group does not meet its forecasted projections, additional impairment charges could be recorded in the future. The Company also re-evaluated the remaining useful lives of the intangible assets and concluded no changes were necessary at that time.

During the third quarter of fiscal 2023, the Company also identified indicators of impairment associated with its SSI ultrasound imaging assets. As a result, the Company recorded an impairment charge of $26.4 million, of which $20.6 million was allocated to intangible assets, primarily developed technology, and $5.8 million was allocated to equipment.

(19) Product Warranties

Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Nine Months Ended:
June 29, 2024	$8.3	$7.2	$(6.3)	$9.2
July 1, 2023	$8.0	$4.9	$(5.4)	$7.5

(20) Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the periods presented:

	Three Months Ended June 29, 2024				Nine Months Ended June 29, 2024
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total
Beginning Balance	$(147.8)	$0.3	$10.5	$(137.0)	$(168.0)	$0.3	$20.1	$(147.6)
Other comprehensive income (loss) before reclassifications	(2.8)	—	0.3	(2.5)	17.4	—	(9.3)	8.1
Ending Balance	$(150.6)	$0.3	$10.8	$(139.5)	$(150.6)	$0.3	$10.8	$(139.5)

	Three Months Ended July 1, 2023				Nine Months Ended July 1, 2023
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total
Beginning Balance	$(138.1)	$(0.3)	$20.0	$(118.4)	$(267.2)	$(0.3)	$29.3	$(238.2)
Other comprehensive income (loss) before reclassifications	1.1	—	3.7	4.8	130.2	—	(5.6)	124.6
Ending Balance	$(137.0)	$(0.3)	$23.7	$(113.6)	$(137.0)	$(0.3)	$23.7	$(113.6)

(21) Share Repurchase

On September 22, 2022, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of the Company’s outstanding common stock, effective as of the close of trading September 23, 2022. This repurchase program replaced the previous $1.0 billion authorization. Exclusive of shares repurchased pursuant to the accelerated share repurchase agreement described below, during the three and nine months ended June 29, 2024, the Company repurchased 1.4 million and 3.5 million shares of its common stock under the authorization for total consideration of $100.0 million and $250.0 million, respectively. As of June 29, 2024, $248.6 million remained available under this authorization.
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

In March 2024, the SEC issued its final climate disclosure rule, which requires the disclosure of Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics in annual reports and registration statements, when material. Disclosure requirements were to begin phasing in for fiscal years beginning on or after January 1, 2025, however on April 4, 2024, the SEC issued an order staying the rule pending the completion of an ongoing judicial review. The Company is monitoring SEC developments and evaluating the impact of the new rule to its financial statements.

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

Through our Diagnostics segment, we offer a wide range of diagnostic products, which are used primarily to aid in the screening and diagnosis of human diseases. Our primary Diagnostics products include our molecular diagnostic assays, which run on our advanced instrumentation systems (Panther and Panther Fusion), our ThinPrep cytology system, and the Rapid Fetal Fibronectin Test. Our Aptima family of molecular diagnostic assays is used to detect, among other things, the infectious microorganisms that cause common sexually transmitted diseases, or STDs, such as chlamydia and gonorrhea, or CT/NG; certain high-risk strains of human papillomavirus, or HPV; Trichomonas vaginalis, the parasite that causes trichomoniasis; Mycoplasma genitalium; and Herpes Simplex viruses 1 and 2. We also offer viral load tests for the quantitation of Hepatitis B virus, Hepatitis C virus, human immunodeficiency virus, or HIV-1, and human cytomegalovirus, or CMV, for use on our Panther instrument system. In addition, we offer bacterial vaginosis and candida vaginitis assays for the diagnosis of vaginitis, a common and complex ailment affecting millions of women a year. Our assay portfolio also includes diagnostic tests for a range of acute respiratory infections, including SARS-CoV-2, various strains of influenza and parainfluenza, and respiratory syncytial virus, as well as a test for the detection of Group B Streptococcus, or GBS, that are run on the Panther Fusion system, a field upgradeable instrument addition to the base Panther system. In response to the COVID-19 pandemic, we developed and launched the Aptima SARS-CoV-2 assay and the Aptima SARS-CoV-2/Flu assay (each of which runs on our standard Panther system) and the Panther Fusion SARS-CoV-2 assay (which runs on our Panther Fusion system). In May 2022, we CE-marked two new molecular assays, Panther Fusion EBV Quant assay for quantitation of Epstein-Barr virus, and the Panther Fusion BKV Quant assay for quantitation of the BK virus. These two new assays are the first quantitative real-time PCR assays on the Panther Fusion system. These assays, along with the Aptima CMV Quant assay already available in Europe, expand our menu of transplant monitoring assays. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth. We also generate service revenues from our CLIA-certified laboratory for testing related to breast cancer and all metastatic cancers.

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

ACQUISITION

Endomag

On April 26, 2024, we executed an agreement to acquire Endomagnetics Ltd (“Endomag”) for a purchase price of approximately $310.0 million, subject to working capital and other customary adjustments. Endomag, located in the UK, develops and sells breast surgery localization and lymphatic tracing technologies. The transaction closed on July 25, 2024.

DISPOSITION

SuperSonic Imagine Ultrasound Imaging

On September 29, 2023, we executed an agreement to sell our SSI ultrasound imaging business to SSH Holdings Limited for a sales price of $1.9 million in cash. The sale was completed on October 3, 2023, the beginning of the first quarter of fiscal 2024. We are providing certain transition services for up to one year, depending on the nature of the service. The SSI ultrasound imaging asset group met the criteria to be classified as assets held-for-sale in the fourth quarter of fiscal 2023. As a result, we recorded a charge of $51.7 million in the fourth quarter of fiscal 2023 to record the asset group at its fair value less costs to sell.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in millions.

Product Revenues

	Three Months Ended						Nine Months Ended
	June 29, 2024		July 1, 2023		Change		June 29, 2024		July 1, 2023		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$406.9	40.2%	$409.7	41.6%	$(2.8)	(0.7)%	$1,246.8	41.0%	$1,378.5	44.7%	$(131.7)	(9.6)%
Breast Health	228.9	22.6%	214.5	21.8%	14.4	6.7%	696.7	22.9%	631.9	20.5%	64.8	10.3%
GYN Surgical	165.4	16.4%	156.3	15.9%	9.1	5.8%	479.6	15.8%	452.9	14.7%	26.7	5.9%
Skeletal Health	10.0	1.0%	18.6	1.9%	(8.6)	(46.2)%	44.1	1.4%	59.6	1.9%	(15.5)	(26.0)%
	$811.2	80.2%	$799.1	81.2%	$12.1	1.5%	$2,467.2	81.1%	$2,522.9	81.8%	$(55.7)	(2.2)%

We had an increase in product revenues in the current three month period compared to the corresponding period in the prior year primarily due to an increase in Breast Health revenue and GYN Surgical revenue. Partially offsetting this increase was a decrease in Skeletal Health revenue and to a lesser extent a decrease in Diagnostics revenue. We had a decrease in product revenues in the current nine month period compared to the corresponding period in the prior year primarily due to a decrease in revenues in the Diagnostics business as COVID-19 assay sales declined significantly and a decrease in Skeletal Health revenue. In addition, the prior year nine month period included an extra week based on our fiscal calendar. Partially offsetting these decreases was improved performance of our Breast Health division as supply chain constraints continued to have a significant impact in the first quarter of the prior year and to a lesser extent an increase in our GYN Surgical business.

Diagnostics product revenues decreased $2.8 million and $131.7 million, or 0.7% and 9.6%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a decrease in Molecular Diagnostics revenues of $125.2 million in the current nine month period. Partially offsetting the decrease in the current three month period, Molecular Diagnostics revenue increased $3.9 million. In the current three month period, the increase in revenue in Molecular Diagnostics revenue was primarily due to an increase in volumes of BV/CV assays, our Fusion respiratory products and an increase in HIV assays sales in Africa, partially offset by a decrease in our two SARS-CoV-2 assays (primarily the Aptima SARS-CoV-2 assay and to a lesser extent the Panther Fusion SARS-CoV-2 assay) and a reduction in our CT/NG assay revenue primarily from a decrease in volume. In the current nine month period, the decrease in revenue in Molecular Diagnostics was primarily attributable to a decrease of $163.4 million in sales from our two SARS-CoV-2 assays due to lower volumes, which we primarily attribute to lower demand from an improvement in the COVID-19 pandemic and greater use of rapid tests compared to the prior year. We expect sales of our SARS-CoV-2 assays to continue to be significantly lower in fiscal 2024 compared to fiscal 2023. These decreases were partially offset by an increase in volumes of our BV/CV assays, and our Fusion respiratory products.

Breast Health product revenues increased $14.4 million and $64.8 million, or 6.7% and 10.3%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year. The increase in the current three and nine month periods compared to the corresponding periods in the prior year was primarily due to an increase in volumes of our digital mammography systems, primarily 3Dimensions systems and related workstation and workflow products, including software, partially offset by a reduction in 2D system sales. The increase in volume of sales of our capital equipment was primarily driven by the supply chain constraints in the first quarter of the prior year related to electronic components which have substantially abated. We are continuing to work down our backlog of orders built up during the COVID-19 pandemic. These increases were partially offset by a decrease in sales of SSI ultrasound imaging products of $4.7 million and $11.7 million, respectively, in the current three and nine month periods as a result of the sale of this business in the beginning of the first quarter of fiscal 2024.

GYN Surgical product revenues increased $9.1 million and $26.7 million, or 5.8% and 5.9%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to an increase in the sales volume of our MyoSure devices and Fluent Fluid Management products as well as an increase in sales of our Acessa ProVu systems in our U.S. market. These increases were partially offset by a decrease in sales of NovaSure devices in the U.S., which we primarily attribute to lower unit volumes, partially offset by an increase in sales of NovaSure devices in our International markets, primarily Western Europe.

Skeletal Health product revenues decreased $8.6 million and $15.5 million, or 46.2% and 26.0%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a decrease in sales volume of our Horizon DXA systems as a temporary stop-ship was implemented in the current quarter due to a non-conformance pertaining to electromagnetic compatibility requirements. We are working to resolve this issue with our suppliers and expect to resume shipments during the first quarter of fiscal 2025. For the current nine month period, we also had a decrease in sales volumes of our Insight FD systems from competitive pressures.

Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
United States	73.7%	74.2%	72.8%	74.1%
Europe	13.6%	14.2%	14.5%	15.0%
Asia-Pacific	6.8%	6.7%	6.6%	6.5%
Rest of World	5.9%	4.9%	6.1%	4.4%
	100.0%	100.0%	100.0%	100.0%

In the current three and nine month periods compared to the corresponding periods in the prior year, the percentage of product revenue derived from the U.S. and Europe decreased, which we primarily attribute to the decrease of sales from our two SARS-CoV-2 assays due to lower volumes and a decrease in sales volumes of our Horizon DXA systems, as discussed above. This was partially offset by an increase in the U.S. of Breast Health capital equipment sales and an increase in GYN Surgical sales in both the U.S. and Europe, as discussed above. The percentage of product revenue increased in Rest of World in the current year three and nine month periods compared to the corresponding periods in the prior year. In the current three month period this was primarily due to an increase in HIV assay sales in Africa. In the current nine month period this was primarily due to an increase in Surgical, primarily MyoSure and Fluent Fluid Management systems, and an increase in Diagnostics sales, primarily CT/NG, BV/CV and to a lesser extent Fusion respiratory assays for Canada. In addition, we had an increase in Breast Health capital equipment sales, primarily 3Dimensions systems and related workflow products, in Latin America.

Service and Other Revenues

	Three Months Ended						Nine Months Ended
	June 29, 2024		July 1, 2023		Change		June 29, 2024		July 1, 2023		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$200.2	19.8%	$185.3	18.8%	$14.9	8.0%	$575.1	18.9%	$562.2	18.2%	$12.9	2.3%

Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment. Our Diagnostics segment also generates service revenue from lab testing from our Biotheranostics CLIA laboratory testing business. The increase in service and other revenue in the current three and nine month periods compared to the corresponding periods in the prior year was primarily due to an increase in Breast Health service contract revenue from our expanded installed base, and higher lab testing volumes from our Biotheranostics business, which we primarily attribute to greater adoption of our Breast Cancer Index test. In the current nine month period the increase was partially offset by a decrease in service revenue as the prior year period included an extra week of service contract activity, and lower spare parts sales.

Cost of Product Revenues

	Three Months Ended						Nine Months Ended
	June 29, 2024		July 1, 2023		Change		June 29, 2024		July 1, 2023		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$298.2	36.8%	$291.0	36.4%	$7.2	2.5%	$913.9	37.0%	$879.3	34.9%	$34.6	3.9%
Amortization of Acquired Intangible Assets	44.4	5.5%	51.6	6.5%	(7.2)	(14.0)%	134.9	5.5%	159.3	6.3%	(24.4)	(15.3)%
Impairment of Intangible Assets and Equipment	13.3	1.6%	179.5	22.5%	(166.2)	**	39.2	1.6%	179.5	7.1%	(140.3)	**
	$355.9	43.9%	$522.1	65.3%	$(166.2)	(31.8)%	$1,088.0	44.1%	$1,218.1	48.3%	$(130.1)	(10.7)%

** Percentage not meaningful

Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 36.8% and 37.0%, respectively, in the current three and nine month periods compared to 36.4% and 34.9% in the corresponding periods in the prior year. Cost of product revenues as a percentage of revenue was higher in the current nine month period primarily due to a decrease in sales of our SARS-CoV-2 assays, which have higher gross margins compared to our other Diagnostic products.

Diagnostics’ product costs as a percentage of revenue increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to lower sales of our SARS-CoV-2 assays and an increase in inventory reserves. Partially offsetting these decreases in the current three and nine month periods to gross margin was an increase in volumes of our Women’s Health Aptima and Fusion respiratory assays and a decrease in manufacturing variances.

Breast Health’s product costs as a percentage of revenue decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to higher sales volumes of our higher margin products, primarily 3D Dimensions and related software products and a slight increase in average selling prices of our biopsy disposables, as well as an increase in prices across multiple products in Europe. Also contributing to the decrease in product costs as a percentage of revenue in the current nine month period was a decrease in inventory reserves and freight costs. Partially offsetting the decrease in the current three month period was an increase in inventory reserves.

GYN Surgical’s product costs as a percentage of revenue decreased slightly in the current three month period compared to the corresponding period in the prior year primarily due to improved margins on our CoolSeal disposable products as a result of manufacturing efficiencies. Product costs as a percentage of revenue increased in the current nine month period compared to the corresponding period in the prior year primarily due to product mix of higher volumes of lower margin products, mostly attributable to sales of our Fluent Fluid Management systems, lower volumes of our NovaSure devices and unfavorable manufacturing variances partially offset by an increase in volume of our MyoSure devices.

Skeletal Health’s product costs as a percentage of revenue increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a $5.0 million charge recorded in the current quarter to repair certain Horizon DXA units in the field due to a non-conformance pertaining to electromagnetic compatibility requirements and to a lesser extent a decrease in volume of Horizon DXA systems due to the temporary stop-ship implemented in the current quarter.

Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology, which is generally amortized over its estimated useful life of between 5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to lower amortization of intangible assets as a result of an impairment in the prior year related to the Mobidiag acquisition, the disposition of the SSI ultrasound business as of the beginning of the first quarter of fiscal 2024 and the BioZorb impairment recorded in the second quarter of fiscal 2024.

Impairment of Intangible Assets and Equipment. During the second quarter of fiscal 2024, in connection with commencing our company-wide annual strategic planning process, we identified indicators of impairment in our BioZorb product line, which was part of the Focal acquisition and included in our Breast Health reportable segment. As a result, we performed an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant and Equipment - Overall, to determine if the cash flows expected to be generated by the BioZorb product line over the remaining estimated useful life of the primary asset were sufficient to recover the carrying value of the asset group. Based on this analysis the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets. Therefore, we were required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value of the asset group, we utilized the income approach, which is based on a discounted cash flow (DCF) analysis and calculated the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Based on this analysis, the fair value of the BioZorb asset group was below its carrying value and we recorded an aggregate impairment charge of $26.8 million. The impairment charge was allocated to the BioZorb long-lived assets, of which $25.9 million was allocated to developed technology. During the third quarter of fiscal 2024, the Federal Drug Administration classified a prior safety notice for the BioZorb Marker as a Class I recall. This was a technical classification of a prior safety notice only, not a product removal. Following this, we lowered our forecast for this product line, which is an indicator of impairment. Accordingly, we performed an undiscounted cash flow analysis and determined the cash flows were not sufficient to recover the carrying value of the asset group. We performed a fair value analysis and determined that the fair value of the asset group was immaterial. As a result, we recorded an impairment charge of $13.3 million to developed technology, to fully write-off the asset.

During the third quarter of fiscal 2023, in connection with our company-wide annual budgeting and strategic planning process as well as evaluating the current operating performance of our Mobidiag business (included in the Diagnostics reportable segment), including product design and manufacturing requirements, we reassessed the short-term and long-term commercial plans for this business. We made certain operational and strategic decisions to invest and focus more on the long-term success of this business, which resulted in the significant reduction of forecasted revenues and operating results. As a result, we determined indicators of impairment existed and performed an undiscounted cash flow analysis pursuant to ASC 360 to determine if the cash flows expected to be generated by the Mobidiag business over the estimated remaining useful life of its primary asset were sufficient to recover the carrying value of the asset group. Based on this analysis the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets. As a result, we were required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value of the asset group, we utilized the income approach, which is based on a DCF. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows were based on our most recent strategic plan at the time and for periods beyond the strategic plan, our estimates were based on assumed growth rates expected as of the measurement date. We believed the assumptions were consistent with the plans and estimates that a market participant would use to manage the business. The discount rate used is intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the asset group. We used a discount rate of 17.0%. As a result of this analysis, the fair value of the Mobidiag asset group was below its carrying value. To record the asset group to fair value, the Company recorded an impairment charge of $186.9 million during the third quarter of fiscal 2023. The impairment charge was allocated to the long-lived assets on a pro-rata basis and $153.7 million of developed technology assets and $9.1 million of equipment was written off to cost of product revenues. We believe our assumptions used to determine the fair value of the asset group were reasonable. Actual operating results and the related cash flows of the asset group could differ from the estimated operating results and related cash flows. In the event the asset group does not meet its forecasted projections, additional impairment charges could be recorded in the future.

In addition to the impairment charges discussed above, in the third quarter of fiscal 2023 we also identified indicators of impairment related to our SSI ultrasound imaging business (included in the Breast Health reportable segment) and recorded an impairment charge of $26.4 million. The impairment charge was allocated to the long-lived assets and $16.7 million of developed technology assets were written off to cost of product revenues.

Cost of Service and Other Revenues

	Three Months Ended						Nine Months Ended
	June 29, 2024		July 1, 2023		Change		June 29, 2024		July 1, 2023		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$95.2	47.5%	$94.8	51.2%	$0.4	0.4%	$284.2	49.4%	$295.8	52.6%	$(11.6)	(3.9)%

Service and other revenues gross margin increased to 52.4% and 50.6%, respectively, in the current three and nine month periods compared to 48.8% and 47.4%, respectively, in the corresponding periods in the prior year. The increase in gross margin in the current three and nine month periods was primarily due to an increase in lab testing revenue from Biotheranostics, which has higher margins than our legacy service business. The increase in gross margin in the current nine month period was also due to a decrease in service department costs related to the extra week in the prior year period and to a lesser extent a decrease in spare parts sales in Breast Health, which have lower gross margins.

Operating Expenses

	Three Months Ended						Nine Months Ended
	June 29, 2024		July 1, 2023		Change		June 29, 2024		July 1, 2023		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$64.1	6.3%	$72.6	7.4%	$(8.5)	(11.7)%	$205.5	6.8%	$221.4	7.2%	$(15.9)	(7.2)%
Selling and marketing	146.3	14.5%	149.8	15.2%	(3.5)	(2.3)%	439.4	14.4%	455.7	14.8%	(16.3)	(3.6)%
General and administrative	94.0	9.3%	90.2	9.2%	3.8	4.2%	306.2	10.1%	299.5	9.7%	6.7	2.2%
Amortization of intangible assets	5.3	0.5%	7.1	0.7%	(1.8)	(25.4)%	24.3	0.8%	21.9	0.7%	2.4	11.0%
Impairment of intangible assets and Equipment	0.4	—%	44.3	4.5%	(43.9)	**	5.6	0.2%	44.3	1.4%	(38.7)	(87.4)%
Contingent consideration - fair value adjustment	—	—%	—	—%	—	**	1.7	0.1%	(12.4)	(0.4)%	14.1	113.7%
Restructuring charges	6.2	0.6%	2.1	0.2%	4.1	**	34.8	1.1%	4.9	0.2%	29.9	**
	$316.3	31.3%	$366.1	37.2%	$(49.8)	(13.6)%	$1,017.5	33.4%	$1,035.3	33.6%	$(17.8)	(1.7)%
** Percentage not meaningful

Research and Development Expenses. Research and development expenses decreased 11.7% and 7.2% in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a decrease in compensation and benefits from lower headcount, primarily in Breast Health and Diagnostics, a decrease in project spend, and the elimination of expenses from our SSI ultrasound business of $2.7 and $8.7 million, respectively, as a result of its divestiture. These decreases were partially offset by a decrease in credits of $3.2 million and $5.5 million, respectively, recorded for funds received from the Biomedical Advanced Research and Development Authority (BARDA) grant to obtain FDA approval of our SARS-CoV-2 in the current three and nine month periods compared to the corresponding periods in the prior year. In addition, in the current nine month period expenses were lower as the prior year period included an extra week of expenses, partially offset by a $10.0 million charge related to the purchase of intellectual property to be used in a development project in Diagnostics that has no future alternative use. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.

Selling and Marketing Expenses. Selling and marketing expenses decreased 2.3% and 3.6%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to lower spending on advertising and marketing initiatives, primarily from our sponsorship of the Women’s Tennis Association, the elimination of expenses from our SSI ultrasound business of $1.5 and $5.2 million, respectively. and lower travel expenses partially offset by an increase in international headcount and higher meeting expense. In addition, in the current nine month period expenses were lower as the prior year period included an extra week of activity.

General and Administrative Expenses. General and administrative expenses increased 4.2% and 2.2% in the current three and nine month periods compared to the corresponding periods in the prior year. The increase in the current three month period compared to the corresponding period in the prior year was primarily due to an increase in legal expenses, compensation and benefits from higher headcount and acquisition transaction costs, partially offset by lower stock compensation. The increase in the current nine month period compared to the corresponding period in the prior year was primarily due to higher compensation and benefits from stock compensation as a result of the equity plan’s retirement provision and higher expense from our deferred compensation plan, an increase in legal expenses as the prior year included a benefit of $7.4 million from a settlement awarded in the Minerva litigation and an increase in bad debt expense of $3.6 million. This increase in the current nine month period was partially offset by a decrease of $10.0 million in charitable contributions, an $8.9 million charge for a business dispute in connection with terminating the Mobidiag joint venture agreement in China in the prior year period, lower IT infrastructure spend and lower expenses from one less week of activity.

Amortization of Intangible Assets. Amortization of intangible assets primarily results from customer relationships and trade names related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 5 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense decreased in the current three month period compared to the corresponding period in the prior year primarily due to lower Mobidiag intangible asset values from impairment charges recorded in the third quarter of fiscal 2023 and accelerated amortization recorded in the first quarter of fiscal 2024. Amortization expense increased in the current nine month period compared to the corresponding period in the prior year primarily due to accelerated amortization of customer relationship and trade name intangible assets acquired in the Mobidiag acquisition.

Impairment of Intangible Assets and Equipment. During the second quarter of fiscal 2024, as discussed above, we recorded an impairment charge of $26.8 million related to our BioZorb product line of which $0.9 million was allocated to trade names. During the third quarter of fiscal 2024, as discussed above, we recorded an additional impairment charge related to our BioZorb product line of $13.7 million of which $0.4 million was allocated to trade names. During the first quarter of fiscal 2024, as discussed in Note 4 to the consolidated financial statements, we recorded an impairment charge of $4.3 million to record our only IPR&D asset from the Mobidiag acquisition to fair value. The reduction in fair value was primarily due to a reduction in forecasted revenues and timing of completing the project.

During the third quarter of fiscal 2023, as discussed above, we recorded an aggregate impairment charge of $197.4 million related to our Mobidiag acquisition and $26.4 million related to our SSI ultrasound imaging assets. The impairment charges were allocated to the long-lived assets and written off to operating expenses as follows: Mobidiag - $10.5 million to IPR&D, $10.4 million to customer relationships, $10.7 million to trade names, and $3.0 million to equipment; Ultrasound Imaging - $2.4 million to customer relationships, $1.7 million to trade names, and $5.6 million to equipment.

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

Restructuring Charges. During the first quarter of fiscal 2024, we further refined our strategy for the Mobidiag business, which is within the Diagnostics reportable segment. The strategy change included the decision to discontinue the manufacture and sale of certain products, closure of facilities in Finland and France, and to move the development activities and operations to our San Diego, California location. As such, we determined certain fixed assets lives should be shortened and that lease assets were impaired at the affected facilities and recorded accelerated depreciation of $7.2 million and a lease asset impairment charge of $12.5 million. In addition, during the first quarter of fiscal 2024, we recorded the minimum statutory severance benefit for the affected French employees of $1.8 million. During the second quarter of fiscal 2024, we finalized negotiations with the respective Works Councils. We estimate that the total charge for severance benefits will be approximately $13.1 million, the majority of which will be recognized over the service period to receive such benefits. In the second and third quarters of fiscal 2024, we recorded severance charges of $4.0 million and $3.9 million, respectively, related to this action. This action is expected to be completed by the second quarter of fiscal 2025. For additional information on restructuring actions, please refer to Note 8 to our consolidated financial statements.

Interest Income

	Three Months Ended				Nine Months Ended
	June 29, 2024	July 1, 2023	Change		June 29, 2024	July 1, 2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$28.4	$32.5	$(4.1)	(12.6)%	$80.3	$84.6	$(4.3)	(5.1)%

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

Interest Expense

	Three Months Ended				Nine Months Ended
	June 29, 2024	July 1, 2023	Change		June 29, 2024	July 1, 2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(31.9)	$(27.7)	$(4.2)	15.2%	$(90.2)	$(83.0)	$(7.2)	8.7%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense increased in the current three and nine month periods compared to the corresponding periods in the prior year, primarily due to the increase in the variable interest rate under our 2021 Credit Agreement and a decrease in amounts received under interest rate swap agreements primarily due to a decrease in our overall hedged principal amount from $1.0 billion to $500 million and an increase in the fixed SOFR component under those agreements. These decreases were partially offset by a lower principal balance outstanding under our 2021 Credit Agreement as we voluntarily prepaid $250.0 million during the first quarter of fiscal 2024.

Other Income (Expense), net

	Three Months Ended				Nine Months Ended
	June 29, 2024	July 1, 2023	Change		June 29, 2024	July 1, 2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income (Expense), net	$0.2	$5.9	$(5.7)	(96.6)%	$0.8	$(7.0)	$7.8	**

For the current three month period, this account primarily consisted of a gain of $0.9 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gain and net foreign currency exchange gains of $0.4 million primarily from the mark-to-market of foreign currency contracts used to hedge operating results, partially offset by a $0.9 million ownership share loss from our investment in Maverix Medical. For the third quarter of fiscal 2023, this account primarily consisted of net foreign currency exchange gains of $3.4 million and a gain of $2.4 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains.

For the current nine month period, this account primarily consisted of a gain of $10.9 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains. This gain was partially offset by net foreign currency exchange losses of $7.2 million primarily from the mark-to-market of foreign currency contracts used to hedge operating results, and a $2.3 million ownership share loss from our investment in Maverix Medical. For the corresponding nine month period in the prior year, this account primarily consisted of net foreign currency exchange losses of $15.0 million, primarily from the mark-to-market of foreign currency contracts used to hedge operating results, partially offset by a gain of $7.7 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	June 29, 2024	July 1, 2023	Change		June 29, 2024	July 1, 2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$46.2	$52.6	$(6.4)	(12.2)%	$32.6	$165.1	$(132.5)	(80.3)%

Our effective tax rates for the three and nine months ended June 29, 2024 were 19.2% and 5.1%, respectively, compared to 434.7% and 31.1% for the corresponding periods in the prior year.

Our effective tax rate for the three months ended June 29, 2024 was lower than the U.S. statutory tax rate primarily due to the U.S. deduction for foreign derived intangible income, the geographic mix of income earned by the Company’s international subsidiaries, which are generally taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits. Our effective tax rate for the nine months ended June 29, 2024 was lower than the U.S. statutory tax rate primarily due to a discrete tax benefit of $107.2 million related to a worthless stock deduction on the investment in one of the Company’s international subsidiaries recorded in the first quarter of fiscal 2024, the U.S. deduction for foreign derived intangible income, the geographic mix of income earned by the Company’s international subsidiaries, and federal and state tax credits.

Our effective tax rates for the three and nine months ended July 1, 2023 were higher than the U.S. statutory tax rate primarily due to the tax effect of impairment charges recorded for assets acquired in the Mobidiag acquisition and the impairment of the Company’s SSI ultrasound imaging assets, income tax reserves, the global intangible low-taxed income inclusion, and state income taxes, partially offset by the impact of the U.S. deduction for foreign derived intangible income, and the geographic mix of income earned by the Company’s international subsidiaries.

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

Diagnostics

	Three Months Ended				Nine Months Ended
	June 29, 2024	July 1, 2023	Change		June 29, 2024	July 1, 2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$440.8	$439.7	$1.1	0.3%	$1,338.7	$1,463.6	$(124.9)	(8.5)%
Operating Income	$89.7	$(113.5)	$203.2	(179.0)%	$210.1	$142.8	$67.3	47.1%
Operating Income as a % of Segment Revenue	20.3%	(25.8)%			15.7%	9.8%

Diagnostics revenues increased in the current three month period compared to the corresponding period in the prior year primarily due to an increase in lab testing revenue from our Biotheranostics business, partially offset by a decrease in product revenues as discussed above. Diagnostic revenues decreased in the current nine month period compared to the corresponding period in the prior year primarily due to a decrease in product revenues as discussed above.

Operating income for this business segment increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to an increase in gross profit and a decrease in operating expenses. Gross margin was 53.1% and 52.2% in the current three and nine month periods, respectively, compared to 15.5% and 44.2% in the corresponding periods in the prior year, respectively. The increase in gross margin in the current three and nine month periods was primarily due an impairment charge of $162.8 million related to Mobidiag recorded in the prior year, lower intangible asset amortization expense, lower manufacturing costs from the shut-down of the Mobidiag Finland facility, an increase in sales volume of Women’s Health Aptima and Fusion assays and an increase in Biotheranostics lab testing revenue which has higher margins. These increases were partially offset by lower sales volumes of our SARS-CoV-2 assays, which have a higher margin than our core products.

Operating expenses decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to impairment charges of $34.6 million related to Mobidiag recorded in the prior year and to a lesser extent a decrease in marketing initiative spend and R&D project spend, partially offset by an increase in restructuring in the current three and nine month periods of $3.9 million and $30.2 million, respectively. In addition, operating expenses in the current nine month period were lower as the prior year period included a charge of $8.9 million related to the termination of the Mobidiag joint venture in China, higher allocated charitable contributions, and an additional week of expenses.

Breast Health

	Three Months Ended				Nine Months Ended
	June 29, 2024	July 1, 2023	Change		June 29, 2024	July 1, 2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$385.0	$360.3	$24.7	6.9%	$1,147.3	$1,079.9	$67.4	6.2%
Operating Income	$102.4	$63.3	$39.1	61.8%	$296.2	$233.7	$62.5	26.7%
Operating Income as a % of Segment Revenue	26.6%	17.6%			25.8%	21.6%

Breast Health revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year due to an increase in product revenues as discussed above and an increase in service revenue primarily from service contracts.

Operating income for this business segment increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to an increase in gross profit and a decrease in operating expenses. Gross margin was 54.3% in the current three and nine month periods, compared to 50.9% and 54.2% in the corresponding periods in the prior year, respectively. The increase in gross margin in both periods was primarily due to an increase in sales of 3Dimensions systems, which have a higher margin, lower intangible asset amortization, a slight increase in average selling prices of our biopsy disposables, as well as an increase in prices across multiple products in Europe. In addition, in the current three month period gross margin increased due to lower intangible asset impairment charges partially offset by an increase in inventory reserves. In the current nine month period, partially offsetting the increase in gross margin was higher impairment charges related to the BioZorb intangible asset group partially offset by lower inventory reserves and freight costs.

Operating expenses decreased in the current three month and nine month periods compared to the corresponding periods in the prior year primarily due to the elimination of $15.1 million and $27.4 million, respectively, of expenses from the SSI divestiture, an impairment charge in the prior year of $9.7 million related to the SSI ultrasound imaging disposition, lower compensation and benefit expense from a reduction in headcount in research and development, lower restructuring charges, and a reduction of R&D project spend and marketing initiatives. Partially offsetting these decreases was an increase in acquisition expenses related and an increase in commissions.

GYN Surgical

	Three Months Ended				Nine Months Ended
	June 29, 2024	July 1, 2023	Change		June 29, 2024	July 1, 2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$166.6	$157.3	$9.3	5.9%	$484.8	$456.2	$28.6	6.3%
Operating Income	$56.7	$48.5	$8.2	16.9%	$144.3	$149.6	$(5.3)	(3.5)%
Operating Income as a % of Segment Revenue	34.0%	30.9%			29.8%	32.8%

GYN Surgical revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above.

Operating income for this business segment increased in the current three month period compared to the corresponding period in the prior year primarily due to an increase in gross profit while operating expenses were essentially flat. Operating income decreased in the current nine month period compared to the corresponding period in the prior year primarily due to an increase in operating expenses partially offset by an increase in gross profit. Gross margin was 69.6% and 67.7% in the current three and nine month periods, respectively, compared to 68.7% and 68.4%, in the corresponding periods in the prior year, respectively. The increase in gross margin in the current three month period was primarily due to improved margins on our CoolSeal disposable products. The decrease in gross margin in the current nine month period was primarily due to product mix of higher volumes of lower margin products, mostly attributable to sales of our Fluent Fluid Management systems, lower volumes of our NovaSure devices and unfavorable manufacturing variances partially offset by an increase in volume of our MyoSure devices,

Operating expenses decreased slightly in the current three month period compared to the corresponding period in the prior year primarily due to a decrease in research and development project spend and a decrease in commissions partially offset by an increase in legal expenses. Operating expenses increased in the current nine month period compared to the corresponding period in the prior year primarily due to a gain of $12.4 million recorded in the prior year period to decrease the Acessa contingent consideration liability to fair value and a $7.4 million settlement awarded to us in the Minerva litigation in the prior year. Partially offsetting these increases was a decrease in commissions expense, research and development project spend and travel expense.

Skeletal Health

	Three Months Ended				Nine Months Ended
	June 29, 2024	July 1, 2023	Change		June 29, 2024	July 1, 2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$19.0	$27.1	$(8.1)	(29.9)%	$71.5	$85.4	$(13.9)	(16.3)%
Operating Income	$(4.8)	$3.1	$(7.9)	(254.8)%	$2.0	$9.8	$(7.8)	(79.6)%
Operating Income as a % of Segment Revenue	(25.2)%	11.4%			2.8%	11.5%

Skeletal Health revenues decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the decrease in product revenues discussed above.

Operating income for this business segment decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a decrease in gross profit and an increase in operating expenses. Gross margin was 4.9% and 27.9% in the current three and nine month periods, respectively, compared to 30.2% and 32.1% in the corresponding periods in the prior year, respectively. The decrease in gross margin was primarily due to a $5.0 million charge recorded in the current quarter to repair certain Horizon DXA units in the field due to a non-conformance pertaining to electromagnetic compatibility requirements and to a lesser extent a decrease in volume of Horizon DXA systems due to the temporary stop-ship implemented in the current quarter.

Operating expenses increased slightly in the current three and nine month periods compared to the corresponding periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At June 29, 2024, we had $2,994.6 million of working capital and our cash and cash equivalents totaled $2,439.1 million. Our cash and cash equivalents decreased by $316.6 million during the first nine months of fiscal 2024 primarily due to cash used in investing and financing activities primarily related to repurchases of our common stock and debt repayments, partially offset by cash generated from operating activities.

In the first nine months of fiscal 2024, our operating activities provided cash of $918.2 million, primarily due to net income of $610.9 million, non-cash charges for depreciation and amortization aggregating $234.4 million, stock-based compensation expense of $69.1 million, intangible asset impairment charges of $44.8 million and a lease asset impairment charge of $12.5 million. These adjustments to net income were partially offset by a decrease in net deferred income taxes of

$52.3 million primarily due to the amortization of intangible assets and to a lesser extent the capitalization of research expenditures under the tax rules. Cash provided by operations included a net cash outflow of $22.8 million from changes in our operating assets and liabilities. This cash outflow was primarily driven by an increase in prepaid income taxes of $73.9 million primarily due to the worthless stock deduction and to a lesser extent the timing of tax payments relative to the provision for income taxes, and an increase in inventory of $47.1 million to meet expected demand across our primary product lines and the build of Breast Health capital equipment prior to the transfer of manufacturing to Newark, Delaware from Danbury, Connecticut. These cash outflows were partially offset by an increase of $58.5 million in accrued expenses and other liabilities primarily due to an increase in income tax reserves, accrued interest due to the timing of payments and professional fees partially offset by lower compensation accruals, an increase of $26.5 million in accounts payable primarily due to the timing of payments, and an increase in deferred revenue of $19.9 million primarily due to billings for annual service contracts under our expanded installed base of digital mammography systems.

In the first nine months of fiscal 2024, our investing activities used cash of $185.3 million primarily due to capital expenditures of $99.9 million, which primarily consisted of the placement of equipment under customer usage agreements and purchase of manufacturing equipment and building improvements at our Newark and San Diego facilities, $42.5 million for strategic investments and a $31.3 million net payment to sell our SSI ultrasound business.

In the first nine months of fiscal 2024, our financing activities used cash of $1,051.8 million primarily due to $776.8 million for repurchases of our common stock, including a $500 million accelerated share repurchase program, $278.1 million for debt principal payments under our 2021 Credit Agreement, including a $250.0 million voluntary prepayment, and $16.6 million for the payment of employee taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $25.2 million from our equity plans.

Debt

We had total recorded debt outstanding of $2.54 billion at June 29, 2024, which was comprised of amounts outstanding under our 2021 Credit Agreement of $1.21 billion (principal of $1.21 billion), 2029 Senior Notes of $940.3 million (principal of $950.0 million), and 2028 Senior Notes of $397.3 million (principal of $400.0 million).

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

As of June 29, 2024, there were no borrowings under the 2021 Revolver.

Borrowings under the 2021 Credit Agreement bear interest, at our option, at the Base Rate, at the Term SOFR Rate, at the Alternative Currency Daily Rate, or at the Daily SOFR Rate, in each case plus the Applicable Rate. The Applicable Rate in regard to the Base Rate, the Term SOFR Rate, the Alternative Currency Daily Rate, the Alternative Currency Term Rate and the Daily SOFR Rate is subject to change depending on the Total Net Leverage Ratio (as defined in the 2021 Credit Agreement). As of June 29, 2024, the interest rate under the 2021 Term Loan was 6.44% per annum.

We are required to make scheduled principal payments under the 2021 Term Loan in increasing amounts, which currently range from $9.375 million per three-month period to $18.75 million per three-month period commencing with the three-month period ending on December 26, 2025. The remaining scheduled balance of $1.085 billion (or such lesser aggregate principal amount of the Term Loans then outstanding) on the 2021 Term Loan and any amounts outstanding under the 2021 Revolver are due at their respective maturities. In addition, subject to the terms and conditions set forth in the 2021 Credit Agreement, we may be required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances (excluding permitted debt) and insurance recoveries (subject to certain reinvestment rights). Certain mandatory prepayments are subject to reduction or elimination if certain financial covenants are met. Subject to certain limitations, we may voluntarily prepay any of the 2021 Credit Facilities without premium or penalty. As of June 29, 2024, the outstanding principal balance of the 2021 Term Loan was $1.2 billion.

The 2021 Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including the requirement that we maintain two financial ratios (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each quarter for the previous twelve-month period. As of June 29, 2024, we were in compliance with these covenants.

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

Stock Repurchase Program

On September 22, 2022, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of our outstanding common stock, effective as of the close of trading September 23, 2022. This repurchase program replaced the previous $1.0 billion authorization. As of June 29, 2024, $248.6 million remained available under this authorization.

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

Acquisition

On April 26, 2024, we executed an agreement to acquire Endomagnetics Ltd (“Endomag”) for a purchase price of approximately $310.0 million, subject to working capital and other customary adjustments. The transaction closed on July 25, 2024.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, including money market funds, United States Treasury bills and commercial paper, accounts receivable, equity investments, foreign currency derivative contracts, interest rate swap agreements, insurance contracts, accounts payable and debt obligations. Except for our outstanding 2028 and 2029 Senior Notes, the fair value of these financial instruments approximate their carrying amount. The fair values of our 2028 and 2029 Senior Notes were approximately $382.9 million and $853.3 million, respectively, as of June 29, 2024. Amounts outstanding under our 2021 Credit Agreement of $1.2 billion aggregate principal as of June 29, 2024 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.

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

As of June 29, 2024, there was $1.2 billion of aggregate principal outstanding under the 2021 Credit Agreement. Since this debt obligation is a variable rate instrument, our interest expense associated with the instrument is subject to change. A hypothetical 10% adverse movement (increase in the SOFR rate) would increase annual interest expense by approximately $3.8 million, which is net of the impact of our interest rate swap hedge. We previously entered into interest rate swap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding under our credit facilities. The critical terms of the interest rate swaps were designed to mirror the terms of our SOFR-based borrowings under the 2021 Credit Agreement, and therefore the interest rate swap is highly effective at offsetting the cash flows being hedged. We designated these derivative instruments as a cash flow hedge of the variability of the Term SOFR-based interest payments on $500 million of principal.

The return from cash and cash equivalents, including marketable securities, will vary as short-term interest rates change. A hypothetical 10% increase in market interest rates would increase annual interest income by approximately $11.2 million based on our current cash balances.

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

As of June 29, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 29, 2024.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer’s Purchases of Equity Securities

Period of Repurchase	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (1)
March 31, 2024 – April 27, 2024	$—	—	$348.6
April 28, 2024 – May 25, 2024	74.52	434,120	316.3
May 26, 2024 – June 29, 2024	73.79	917,207	248.6
Total	$74.02	1,351,327	$248.6
 ___________________________________

(1)On September 22, 2022, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of the Company’s outstanding common stock, effective as of the close of trading on September 23, 2022. As of June 29, 2024, $248.6 million remained unused under this program. The program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. For additional information regarding the Company’s repurchase programs, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Stock Repurchase Program.”

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the third quarter of fiscal 2024, Karleen Oberton, our Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act on May 30, 2024 to sell up to 62,679 shares of our common stock (following the exercise of options) between August 29, 2024 and February 3, 2025, the date this plan expires. The trading plan will cease upon the earlier of February 3, 2025 or the sale of all shares subject to the trading plan.

During the third quarter of fiscal 2024, none of our other directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Hologic, Inc.
(Registrant)

Date:	July 30, 2024	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2024	/s/ Karleen M. Oberton

Karleen M. Oberton
Chief Financial Officer (Principal Financial Officer)