Form 10-K
period 2024-09-28
HOLOGIC INC
filed 2024-11-27
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. §7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 30, 2024 was $18,056,688,950 based on the price of the last reported sale on NASDAQ Global Select Market on that date.
As of November 21, 2024, 226,941,217 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s annual meeting of stockholders to be filed within 120 days of the end of its fiscal year ended September 28, 2024 are incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated.

HOLOGIC, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 28, 2024

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

•the development of new or improved competitive technologies and products;
•the anticipated development of markets we sell our products into and the success of our products in these markets;
•our ability to predict accurately the demand for our products, and products under development and to develop strategies to address markets successfully;
•the anticipated performance and benefits of our products;
•business strategies;
•the effect of consolidation in the healthcare industry;
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
•the impact of future tax legislation;
•the ongoing and possible future effects of global challenges, including macroeconomic uncertainties, such as inflation, bank failures, rising interest rates and availability of capital markets, wars, conflicts, other economic disruptions and U.S. and global recession concerns, on our customers and suppliers and on our business, financial condition, results of operations and cash flows and our ability to draw down our revolver;
•the effect of the worldwide political and social uncertainty and divisions, including the impact on trade regulations and tariffs, that may adversely impact the cost and sale of our products in certain countries, or increase the costs we may incur to purchase materials, parts and equipment from our suppliers;
•conducting business internationally;
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

•our ability to protect our intellectual property rights;
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
TRADEMARK NOTICE
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 3Dimensions, 3D Mammography, 3D, 3DQuorum, Acessa, Acessa ProVu, Affirm, Aptima, Aptima Combo 2, ATEC, BCI, BioZorb, Breast Cancer Index, Brevera, CancerTYPE ID, Celero, Hologic Clarity HD, CoolSeal, C-View, DirectRay, Dimensions, Endomag, Eviva, Faxitron, Fluent, Fluoroscan, Focal Therapeutics, Genius 3D, Genius, Genius AI, Hologic, Horizon, InSight, Intelligent 2D, ImageChecker, JustRight, LOCalizer, Magtrace, Magseed, MyoSure, NovaSure, Omni, Panther, Panther Fusion, PreservCyt, Progensa, Quantra, Rapid Ffn, SecurView, Selenia, Sentimag, Sertera, SmartCurve, Smart-Depth, ThinPrep, and Tomcat.
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
Through our Diagnostics segment, we offer a wide range of diagnostic products, which are used primarily to aid in the screening and diagnosis of human diseases. Our primary Diagnostics products include our molecular diagnostic assays, which run on our advanced instrumentation systems (Panther and Panther Fusion), our ThinPrep cytology system, including our Genius Digital Diagnostics System, and the Rapid Fetal Fibronectin Test. Our Aptima family of molecular diagnostic assays is used to detect, among other things, the infectious microorganisms that cause common sexually transmitted diseases, or STDs, such as chlamydia and gonorrhea, or CT/NG; certain high-risk strains of human papillomavirus, or HPV; Trichomonas vaginalis, the parasite that causes trichomoniasis; Mycoplasma genitalium; and Herpes Simplex viruses 1 and 2. We also offer viral load tests for the quantitation of Hepatitis B virus, Hepatitis C virus, human immunodeficiency virus, or HIV-1, and human cytomegalo virus, or CMV, for use on our Panther instrument system. In addition, we offer bacterial vaginosis and candida vaginitis assays for the diagnosis of vaginitis, a common and complex ailment affecting millions of women a year. Our assay portfolio also includes diagnostic tests for a range of acute respiratory infections, including SARS-CoV-2, various strains of influenza and parainfluenza, and respiratory syncytial virus, as well as a test for the detection of Group B Streptococcus, or GBS, that are run on the Panther Fusion system, a field upgradeable instrument addition to the base Panther system. In response to the COVID-19 pandemic, we developed and launched the Aptima SARS-CoV-2 assay and the Aptima SARS-CoV-2/Flu assay (each of which runs on our standard Panther system) and the Panther Fusion SARS-CoV-2 assay and the Panther Fusion SARS-CoV-2/Flu A/B/RSV assay (which run on our Panther Fusion system). In May 2022, we obtained CE-marking for two new molecular assays, Panther Fusion EBV Quant assay for quantitation of Epstein-Barr virus, and the Panther Fusion BKV Quant assay for quantitation of the BK virus. These two assays are the first quantitative real-time PCR assays on the Panther Fusion system, and, together with the Aptima CMV Quant assay, expand our menu of transplant monitoring assays. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth. We also generate service revenues from our CLIA-certified laboratory for testing related to breast cancer and all metastatic cancers.
Our Breast Health segment offers a broad portfolio of solutions for breast imaging, biopsy, breast surgery and pathology. These solutions include 3D digital mammography systems, image analysis software utilizing artificial intelligence, reading workstations, minimally invasive breast biopsy guidance systems, breast biopsy site markers, localization, and specimen radiology systems. Our most advanced breast imaging platforms, Selenia 3D Dimensions and 3Dimensions systems, utilize tomosynthesis to produce 3D images that show multiple contiguous slice images of the breast.
Our GYN Surgical products include our MyoSure hysteroscopic tissue removal system, our NovaSure endometrial ablation system, our Fluent fluid management system, our Acessa ProVu laparoscopic radiofrequency ablation system, as well as our CoolSeal vessel sealing portfolio and our JustRight surgical stapler. The MyoSure suite of devices offers four options to provide incision-less removal of fibroids, polyps, and other pathology within the uterus. The NovaSure portfolio is comprised of the NovaSure ADVANCED device and the NovaSure V5 device for the treatment of abnormal uterine bleeding. The Fluent and Fluent Pro fluid management system provides liquid distention during diagnostic and operative hysteroscopic procedures. The Acessa ProVu system is a fully integrated system that uses laparoscopic ultrasound, guidance mapping and radiofrequency ablation to treat nearly all types of fibroids. The CoolSeal portfolio includes the CoolSeal Trinity, CoolSeal Reveal, and CoolSeal Mini advanced bipolar vessel sealing devices. The JustRight 5 mm stapler features a smaller instrument profile and is used for laparoscopic general and pediatric surgery.
Our Skeletal Health segment's products include the Horizon DXA, a dual energy x-ray system, which evaluates bone density and performs body composition assessments, and the Fluoroscan Insight FD mini C-arm, which assists in performing minimally invasive orthopedic surgical procedures on a patient's extremities, such as the hand, wrist, knee, foot, and ankle.
Unless the context otherwise requires, references to “we”, “us”, “Hologic” or “the Company” refer to Hologic, Inc. and its consolidated subsidiaries.

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
Investors and others should note that we announce material financial information to our investors using our investor relations website (investors.hologic.com), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with the public about our Company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our Company to review the information we post on the social media channels listed on our investor relations website. We have used, and intend to continue to use, our investor relations website, as well as our X (formerly Twitter) account (@Hologic), as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Additional corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only. Although we reference the availability of our U.S. Federal Employment Information Report (EEO-1) on our website, our EEO-1 and any other materials on our website are not incorporated by reference into this Annual Report or any of our other filings under the Securities Act of 1933, as amended, or the Exchange Act. While matters discussed in such EEO-1, other website materials and our X and other social media accounts may be significant, any significance should not be read as necessarily rising to the level of materiality used for the purposes of our compliance with the U.S. federal securities law, even if we use the word “material” or “materiality” in such materials.
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
Our instrumentation includes the Panther instrument system, an integrated, fully automated testing instrument capable of serving high-, medium- and low-volume laboratories. Our Panther Fusion system, including the related Fusion assays for flu, respiratory, Group B Strep (GBS), and transplant testing, extends the capabilities of our Panther system by adding the flexibility of polymerase chain reaction, or PCR, functionality to our existing Transcription Mediated Amplification, or TMA, based technology. The Panther Fusion system is available as a modular in-lab upgrade to our base Panther system. In addition, our instrumentation also includes the Tomcat instrument, a fully automated general-purpose instrument designed to improve pre-analytical sample processing by eliminating the inefficient and error-prone activities associated with manually transferring samples from one tube to another.
Molecular Diagnostic Assay Portfolio
We have a broad menu of assays available for sale in our primary markets that can be performed on the base Panther System or on the combined Panther Fusion System as indicated in the table below. Our Aptima family of molecular diagnostic assays integrates a number of proprietary core technologies, including our target capture technology, our TMA technology, and our hybridization protection assay, or HPA, and dual kinetic assay, or DKA, technologies, to produce highly sensitive amplification assays. Each of these technologies is described in greater detail below under the heading “Proprietary Core

Technologies”. Our Panther Fusion family of molecular diagnostic assays are performed on the Panther Fusion System and utilize PCR technology to amplify target nucleic acid sequences for easier detection.
Unless otherwise noted, the assays shown in the table below have been approved or cleared for sale in the U.S. and are available for sale in countries recognizing the CE-mark. Certain of the assays shown below are also available in certain other markets such as Australia, Canada, China, Japan, New Zealand, South Korea and the United Kingdom.

Aptima-branded assays that are performed on the base Panther System	Panther Fusion-branded assays that are performed on the Panther Fusion System
Aptima HPV assay	Panther Fusion Flu A/B/RSV assay
Aptima HPV 16 18/45 Genotype assay	Panther Fusion Paraflu assay
Aptima HBV Quant assay	Panther Fusion AdV/hMPV/RV assay
Aptima CMV Quant assay	Panther Fusion SARS-CoV-2/Flu A/B/RSV assay
Aptima HIV-1 Quant Dx assay	Panther Fusion GBS assay
Aptima HCV Quant Dx assay	Panther Fusion MRSA assay[2]
Aptima Mycoplasma genitalium assay	Panther Fusion Bordetella assay[2]
Aptima Combo 2 assay (CT/NG)	Panther Fusion EBV Quant assay[2]
Aptima Chlamydia trachomatis assay (CT)	Panther Fusion BKV Quant assay[2]
Aptima Neisseria gonorrhoeae (NG)	Panther Fusion SARS-CoV-2 assay[1,3]
Aptima Trichomonas vaginalis assay
Aptima HSV 1 and 2 assay
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
Genius Digital Diagnostics System
The Genius Digital Diagnostics System with the Genius Cervical AI Algorithm is the first CE-marked and FDA-cleared digital cytology platform to combine a new artificial intelligence, or AI, algorithm with advanced volumetric imaging technology to help cytotechnologists and pathologists identify pre-cancerous lesions and cervical cancer cells in women. The Genius Digital Diagnostics System consists of an advanced digital imager featuring volumetric imaging technology, a secure image management server to store images, a deep learning-based AI algorithm that is designed to assist healthcare providers in detecting pre-cancerous lesions and cervical cancer cells, and a high-resolution review station for local or remote case review. The Genius Digital Diagnostics System can rapidly analyze all cells on a ThinPrep Pap test digital image, narrowing tens of thousands of cells down to an AI-generated gallery of images that have been selected as the most diagnostically relevant images, which gives healthcare providers additional critical information to help guide earlier detection and make better treatment decisions for patients. The Genius Digital Diagnostics System was CE-marked for diagnostic use in the EU in November 2020 and received marketing clearance from the FDA for diagnostic use in the U.S. in January 2024.
Rapid Fetal Fibronectin Test
The Rapid Fetal Fibronectin Test is a single-use disposable test used to determine a woman’s risk of pre-term birth by detecting the presence of a specific protein, fetal fibronectin, in vaginal secretions during pregnancy. The test utilizes a single-use, disposable cassette and is analyzed on our instrument, the TLi IQ System.
Oncology Product Offerings
Our Biotheranostics business offers two proprietary laboratory developed tests, or LDTs, that support physicians in the treatment of cancer: the Breast Cancer Index test and the CancerTYPE ID test. The Breast Cancer Index, or BCI, test is a PCR-

based gene expression test used for determining which patients with early-stage, hormone-receptor positive, or HR+, breast cancer are likely to benefit from extended endocrine therapy. In January 2021, the National Comprehensive Cancer Network revised its clinical practice guidelines to include BCI as the only gene expression assay to predict benefit from extended endocrine therapy for patients with early-stage HR+ breast cancer. In addition, in April 2022 the American Society of Clinical Oncology updated its clinical practice guidelines, which now include BCI as the only genomic test to help guide extended endocrine therapy decisions in early-stage, HR+ breast cancer patients. The CancerTYPE ID test is a PCR-based gene expression test that is designed to identify the source of metastatic cancer in order to improve diagnostic accuracy and inform treatment decisions. Both of these LDTs are offered as a service solely out of Biotheranostics' licensed, CLIA-certified, CAP-accredited laboratory in San Diego, California.
Breast Health Products
Mammography Solutions
Our Dimensions platform includes the Selenia Dimensions and 3Dimensions systems capable of performing full field digital mammography (2D) and digital breast tomosynthesis (3D) exams. When performing a 3D exam, each system acquires a series of low dose x-ray images taken in a scanning motion at various angles. The images are mathematically reconstructed into a series of small contiguous slices, allowing for visualization of the breast tissue through multiple layers. Our clinical results for FDA approval demonstrated that full field digital mammography (2D) with the addition of our 3D Mammography is superior to 2D digital mammography alone for both screening and diagnostics. Hologic Clarity HD technology provides our highest resolution imaging at 70 micron pixel size compared to the standard resolution technology of 100 micron pixel size. Our C-View and Intelligent 2D software products generate 2D images that are mathematically synthesized from the tomosynthesis data. These software products are FDA approved to replace full field digital mammography (2D) images within a 3D exam. Synthesized 2D images eliminate the need for additional 2D exposure, reducing breast compression time and radiation exposure compared to a “combo” exam, which includes a tomosynthesis (3D) exam and a full field digital mammography (2D) exam.
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
The images captured by digital mammography systems are typically transmitted electronically for review by a radiologist at a reading workstation. To address this process, we offer the SecurView DX workstation approved for interpretation of mammograms as well as images from other diagnostic breast modalities including breast ultrasound and breast MRI. We also offer image analytic products such as the Genius AI Detection solution (Hologic’s first artificial intelligence cancer detection algorithm utilizing deep-learning technology for tomosynthesis), ImageChecker CAD-solution (provides markings of suspicious areas of the breast that may be cancerous in 2D exams), and Quantra software (automates breast density measurement for our mammography systems). These technologies provide reviewers with the potential to focus on key patients that might otherwise be overlooked during the review process for additional diagnostic workups, thus potentially increasing cancer detection.
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
Breast Biopsy and Surgery Products
We offer a wide range of minimally invasive products for breast biopsy and breast surgery. Our breast biopsy portfolio includes three types of tethered vacuum-assisted breast biopsy products: the Brevera, ATEC, and Eviva devices. Each tethered device is powered by a console and utilizes our fluid management system. The ATEC device can be used under all standard imaging guidance modalities (stereotactic x-ray, ultrasound, MRI and molecular breast imaging) whereas our Brevera and Eviva devices are used exclusively under stereotactic x-ray guidance. We also offer non-tethered, spring-loaded, and vacuum-assisted core biopsy devices, such as the Celero and Sertera, which are exclusively used under ultrasound guidance. We also have products for surgical site marking, tissue localization, and sentinel lymph node biopsies, as well as specimen imaging products for radiology, surgery and pathology. Our acquisition of Endomagnetics Ltd (Endomag) complements and diversifies our expanding interventional breast health portfolio by adding wire-free breast surgery localization and lymphatic tracing solutions, including the Magseed marker, the Magtrace lymphatic tracer and the Sentimag platform, to Hologic’s breast surgery portfolio, providing breast surgeons and radiologists with an expanded range of options and enhanced user experience.
GYN Surgical Products
MyoSure
The MyoSure system is designed to provide efficient and effective hysteroscopic removal of tissue within the uterus, including fibroids and polyps. Removal of fibroids can provide effective relief from heavy menstrual bleeding commonly attributed to such pathology. Unlike other methods of tissue removal, the excavated tissue samples remain intact, which allows them to be tested for abnormalities. The MyoSure system consists of a tissue removal device, control unit, and hysteroscope. The MyoSure tissue removal device is single-use and features simultaneous tissue cutting and removal. The device incorporates a rapidly rotating and reciprocating cutting blade. During the procedure, the tissue removal device is inserted through the Omni hysteroscope. This tissue removal device is powered by a control unit, which features a simple user interface and is foot pedal activated. We offer multiple handpiece devices that differ in size and are focused on addressing visualized tissue sampling and different pathology types.
NovaSure
The NovaSure endometrial ablation system allows physicians to treat women suffering from abnormal uterine bleeding. The system features Smart-Depth technology that continuously monitors and measures tissue impedance to provide a more customized, reliable and reproducible depth of ablation for every patient. The NovaSure system consists of a disposable device and a controller that delivers radiofrequency energy (heat) to ablate the endometrial lining of the uterus in order to eliminate or reduce the patient’s abnormal bleeding. The NovaSure disposable device is a hand-held, single-use device that incorporates a flexible gold-plated mesh electrode used to deliver the radiofrequency energy to the endometrial tissue. The NovaSure ADVANCED and NovaSure V5 devices have a slim diameter designed to improve patient comfort and physician ease-of-use while maintaining the clinical efficacy of the NovaSure system.
Fluent Fluid Management System
Our Fluent fluid management portfolio can be utilized for diagnostic and operative hysteroscopic procedures, including MyoSure tissue removal. Both the Fluent and Fluent Pro systems feature an intuitive touch screen design, innovative FloPak cartridge design, and a single waste bag design that eliminates the need for multiple canisters. Therefore, the Fluent and Fluent Pro systems are designed for simplified setup and operation, and streamlined workflow for the operating room team.
Acessa ProVu System
The Acessa ProVu system is used by laparoscopic surgeons to treat fibroids using controlled radiofrequency energy to cause coagulative necrosis. The treated tissue softens and shrinks over time, allowing fibroid symptoms to resolve without more invasive treatment. The Acessa system includes an ultrasound probe to locate the fibroids, guidance mapping that provides visual cues, and a percutaneous handpiece that deploys radiofrequency energy.
Advanced Energy and Surgical Stapling
The CoolSeal vessel sealing suite and JustRight surgical stapler bolster our laparoscopic surgical offerings with advanced vessel sealing, dividing, dissection, and stapling tools. The CoolSeal Trinity and CoolSeal Reveal devices allow for dissection, vessel sealing and dividing all in one tool. The ability to use a combination device improves surgical efficiency by reducing the need for instrument exchanges. In addition, the CoolSeal Mini 3 mm sealer and the JustRight 5 mm stapler are designed for small surgical spaces such as in pediatric cases, which can help reduce the need for larger, overpowered instruments.
Skeletal Health Products
Horizon DXA Systems
Bone densitometry is the measurement of bone density to assist in the diagnosis and monitoring of osteoporosis and other metabolic bone diseases that can lead to frailty and debilitating bone fractures. Osteoporosis is a disease that is most prevalent in post-menopausal women. Our Horizon line of x-ray bone densitometers incorporates advanced features designed for bone health screening and body composition assessment. Body composition assessment is the precise measurement of bone, lean mass, and fat mass within the body. These measurements provide value in diverse settings, from clinical cancer care, obesity and diabetes medicine, and preventative healthcare, to athletic performance.

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
Marketing, Sales and Service
We sell and service our products through a combination of direct sales and service forces and a network of independent distributors and sales representatives. In fiscal 2024, 2023, and 2022, no customer accounted for more than 10% of our consolidated revenues.
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
A critical element of our strategy in the U.S. for our Diagnostics, Breast Health, GYN Surgical, and Skeletal Health divisions has been to utilize the results of our clinical trials and expanded FDA labeling to demonstrate safety, efficacy and productivity improvements to our target customers. Our U.S. sales efforts also include the use of national account managers focused on obtaining purchasing contracts from large purchasing entities, such as managed care organizations, integrated delivery networks and government healthcare facilities. In addition, in certain regions of the U.S., we use a limited number of independent dealers or distributors to sell and service certain of our products. Internationally, our products in all divisions are marketed and sold through a combination of our direct sales force (primarily Western Europe, China, Japan, Australia, South Korea and Canada) and a network of distributors.
Our service organization is responsible for installing our products and providing warranty and repair services, applications training and biomedical training. Products sold by our direct sales force typically carry limited warranties covering parts and labor for twelve months. Products sold through dealers also carry limited warranties that are typically for twelve months and cover only parts and components. We also offer service contracts that generally cover equipment and maintenance after the original warranty period from one to three years. We provide both repair services and routine maintenance services under these arrangements, and also offer repair and maintenance services on a time and materials basis to customers that do not have service contracts. Our Breast Health business generates a majority of our service revenue from service contracts for our digital mammography portfolio. Internationally, generally in locations where we sell directly, we also perform maintenance services for our products, and in other geographies we primarily use distributors, sales representatives and third parties to provide maintenance services for our products.
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
As a provider of women’s health products and solutions designed to detect, diagnose and treat diseases across the care continuum, we encounter significant competition across our product lines in each of the market segments in which we operate. Most competition comes from larger companies that have greater financial, sales and marketing resources than we do in large markets like diagnostics, imaging and surgery.
In our Diagnostics business, our primary competitors are Roche Diagnostics and Becton Dickinson, as well as a wide range of diagnostics companies that sell a single or limited number of assays or products in only a specific market segment (i.e., Cytology, Acute Care, or Oncology Services).

In our Breast & Skeletal Health business, our primary competitors are large imaging companies such as Siemens Healthineers and GE Healthcare, as well as a wide range of medical technology companies that sell a subset of technology solutions into a specific market segment (i.e., Breast Biopsy, Breast Surgery).
In our GYN Surgical business, our primary competitors are large, full suite surgical solutions companies such as Johnson & Johnson and Medtronic, as well as a wide range of single technology or solutions companies that sell into a specific market segment or procedure (i.e., Hysterectomy). In addition, we also compete with alternative treatments to our NovaSure system, such as drug therapy, intrauterine devices, hysterectomy, dilation and curettage and rollerball ablation. Because drug therapy is an alternative to our NovaSure procedure, competitors to NovaSure also include many major pharmaceutical companies that manufacture hormonal drugs for women.
In addition, our International team faces significant global and regional competition across our entire portfolio, with local competition also playing a role in countries where local suppliers may be advantaged. We also face competition from non-medical technology or diagnostics companies, which may offer alternative tests or therapies for illnesses and other health conditions that could also be detected, diagnosed or treated by our products and solutions, or from companies offering technologies that could augment, precede or replace procedures using our products.
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
Manufacturing
We purchase many of the components, subassemblies, and raw materials used in our products from numerous suppliers worldwide. For reasons of quality assurance, scarcity and/or cost effectiveness, certain components, subassemblies, and raw materials used in our products are available only from one or a limited number of suppliers. We work closely with our suppliers to develop contingency plans to ensure continuity of quality and reliable supply. We have established long-term supply contracts with many of our suppliers, and in other instances, we developed an in-house capability to offset potential shortages caused by sole source suppliers. Due to the high standards and FDA requirements applicable to manufacturing our products, such as the FDA's Quality System Regulation and Good Manufacturing Practices, we may not be able to quickly establish additional or replacement sources for certain components or materials. In the event we are unable to obtain sufficient quantities of raw materials or components or subassemblies on commercially reasonable terms or in a timely manner, our ability to manufacture our products on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on our business, financial condition and results of operations.
Our current supplier of certain key raw materials for certain of our amplified NAT diagnostic assays is Roche, a direct competitor of our Diagnostics business.
We have sole source third-party contract manufacturers for each of our molecular diagnostics instrument product lines and for our Skeletal Health products. Stratec SE, or Stratec, is the only manufacturer of the Panther and Panther Fusion instruments; and Flextronics Medical Sales and Marketing, LTD, or Flextronics, is the only manufacturer of our Skeletal Health finished goods products. We are dependent on these sole source third-party manufacturers, and this dependence exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs. We have no firm long-term volume commitments with either Stratec or Flextronics. If Stratec, Flextronics or any of our other third-party manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its development or manufacturing operations, curtails operations or otherwise fails to supply us with products in sufficient quantities, instrument and equipment shipments to our customers could be delayed or cancelled, which would decrease our revenues and may harm our competitive position and reputation. Further, because we place orders with our manufacturers based on forecasts of expected demand for our molecular diagnostics instruments and Skeletal Health products, if we inaccurately forecast demand, we may be unable to obtain adequate manufacturing capacity or adequate quantities of components to meet our customers' delivery requirements.
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

From time to time new regulations are enacted that can affect the content and manufacturing of our products. We evaluate the steps for compliance with regulations as they are enacted. For example, as a U.S. public company, we are subject to rules requiring disclosures of the source of specified minerals, known as conflict minerals, which are necessary to the functionality or production of products manufactured or contracted to be manufactured by us. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.
Our operations are subject to numerous environmental laws regulating hazardous materials in products and chemical usage. We maintain a chemical compliance program that includes policies, standards, systems and staff dedicated to overseeing and maintaining compliance with these requirements. We also have processes and systems to support compliance with the European Union (“EU”) Restriction of Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”) Directives; the China Administrative, the China Administrative Measures for the Restriction of Hazardous Substances in Electrical and Electronic Products (“China RoHS”) regulation; the EU Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) regulation; EU Medical Device Regulation (“MDR”); EU In Vitro Diagnostic Medical Devices Regulation (“IVDR”), and similar global and state laws that restrict chemical substances. Any failure to comply with applicable environmental laws, regulations, and contractual obligations could increase product production lead times, increase costs due to fines and could negatively affect our competitive position and brand.
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
We are engaged in intellectual property litigation, and we may be notified in the future of claims that we may be infringing, misappropriating or otherwise violating the intellectual property rights of third parties. In connection with any such claims, we may seek to enter into settlement and/or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms. Alternatively, we may decide or be required to litigate such claims. A successful claim against us may require us to remove the alleged infringing product from the market or to design around the third party's patent, potentially resulting in less market demand for the product. Additionally, we may initiate litigation against third parties who are infringing our intellectual property. There is a risk in these situations that we will not obtain injunctive relief or receive damages sufficient to compensate for lost sales and the costs of the litigation.
Regulatory
The manufacture, sale, lease and service of medical diagnostic and surgical devices intended for commercial use are subject to extensive governmental regulation by the FDA in the U.S. and by a variety of regulatory agencies in other countries. Under the Federal Food, Drug and Cosmetic Act, known as the FD&C Act, manufacturers of medical products and devices must comply with certain regulations governing the design, testing, manufacturing, packaging, distribution, servicing and marketing of medical products. Some of our products are also subject to the Radiation Control for Health and Safety Act, administered by the FDA, which imposes performance standards and record keeping, reporting, product testing and product labeling requirements for devices that emit radiation, such as x-rays. FDA product approvals may be withdrawn or suspended if compliance with regulatory standards is not maintained or if problems occur following initial marketing.
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
We are also subject to a variety of federal, state and foreign laws which broadly relate to our interactions with healthcare practitioners and other participants in the healthcare system, including, among others, the following:
•anti-kickback and anti-bribery laws, such as the Foreign Corrupt Practices Act, or the FCPA, the U.K.’s Bribery Act 2010, or the U.K. Anti-Bribery Act;
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
Sales of medical devices outside of the U.S. are subject to foreign requirements that vary widely from country to country. For example, our ability to market our products outside of the U.S. is contingent upon maintaining our International Standards Organization, or ISO, Quality System certification, complying with European directives and in some cases receiving specific marketing authorization from the appropriate foreign regulatory authorities. Foreign registration is an ongoing process as we register additional products and/or implement product modifications.
The time required to obtain approval from a foreign country to market and sell our products may be longer or shorter than that required for FDA approval and the requirements may differ. In addition, we may be required to meet the FDA’s export requirements or receive FDA export approval for the export of our products to foreign countries.
Our products are also subject to approval and regulation by foreign regulatory and safety agencies. For example, the EU adopted the EU Medical Device Regulation (the “EU MDR”) and the In Vitro Diagnostic Regulation (the “EU IVDR”), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. The EU MDR and IVDR were amended in March 2023 to modify deadlines for compliance. As such, manufacturers were required to demonstrate MDR-compliant Quality Management System (QMS) and submit their MDR applications by May 2024. The EU IVDR has been applicable since May 2022. The March 2023 amendment to the EU IVDR deleted the sell-off provision, allowing continued availability of products placed on the market before the end of the EU IVDR dates of application. Complying with the requirements of these regulations has required us to, and may continue to require us to, incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements. In China, the recently rebranded National Medical Products Administration (formerly CFDA), or the NMPA, has historically been conservative leading to extended review times. However, more recently, the NMPA has been more interactive, which we attribute to its response to the long delays in getting lifesaving medical devices into China. If this continues, this could favorably affect our ability to introduce new products in the Chinese market.
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
As of September 28, 2024, we had 7,063 full-time employees, including 2,208 in manufacturing operations, 1,774 in sales and marketing, 1,472 in support services, 784 in research and development, and 825 in general administration. Approximately 4,113 of these employees are in the U.S. and approximately 2,950 were outside the U.S. In various countries outside the U.S., certain of our employees are unionized and, where local law requires, participate in works councils.
Employee Engagement and Development
Our goal is to develop and maintain a talented, engaged and diverse workforce that has a positive impact on our performance, and on our customers and their patients. We have been conducting an annual engagement survey since 2015 in which most of our employees regularly participate, as well as two other annual workplace surveys since 2021 that engage our U.S. employees. We believe our foundation of employee engagement, our commitment to our employees, and their commitment to each other fortifies our leaders and teams and improves their business performance. We also offer a range of programs to develop our managers and enhance our leadership across the Company. Our professional development efforts are aimed at increasing organizational talent and capabilities and identifying and developing potential successors for key leadership positions.

Compensation and Benefits
Our compensation philosophy aims to attract and retain top talent for today and the future. To this end, we invest in the physical, emotional and financial well-being of our employees through our robust compensation and benefit programs. These programs (which vary by country/region) include a variety of health plan options, annual performance incentive opportunities, employee stock purchase plan, and retirement savings programs, paid time off (including for charitable actions), leave programs, employee assistance programs and other wellness offerings.
Equal pay for equal work is rooted in our values and foundational to fostering an inclusive environment. As such, we regularly review pay for internal equity, considering factors such as an employee’s role, experience, skills and performance, and aim to provide that our compensation structure is appropriate. We also engage outside counsel to evaluate compliance with pay equity laws. When we identify any potential differences in pay for whatever reason, we research those differences and act if appropriate. Employees are encouraged to share any pay equity concerns with management, Human Resources, or confidentially through our reporting hotline, including anonymously. Hologic has a non-retaliation policy for raising any workplace concerns, including around pay.
Diversity Drives Performance
We are committed to creating an inclusive and diverse work environment that promotes equal opportunity, dignity and respect, starting with our Board and our Leadership team. Of our nine directors, five, representing 56% of the Board, are women, one of our directors self-identifies as Asian and another self-identifies as Black. For each of the past 13 years, women have comprised over 30% of our Board. Also, three of our directors were born outside of the United States, and two were predominantly educated outside of the United States, which we believe promotes diverse perspectives for our Board.
We believe that our focus on the lives of women has helped us to attract a diverse workforce and build an inclusive ethos where different perspectives are valued and respected. Building a diverse workforce begins with our hiring practices and extends to our access to opportunities, strategic development and promotion of internal talent. We seek to identify and develop high-potential individuals, including women and members of underrepresented ethnicities within the Company. In addition to women holding several key roles within the Company (Chief Financial Officer; President, Diagnostic Solutions; Senior Vice President, Global Human Resources; Corporate Vice President, Global Tax and Treasury; Vice President of Finance, Breast and Skeletal Health; Vice President of Internal Audit; Vice President, Corporate Strategy and Development; Corporate Vice President, Government Affairs and Corporate Communications; and Chief of Staff), persons of color have assumed important leadership roles as Chief Operating Officer, Vice President, Investor Relations and Corporate Secretary. Additionally, given that our commercial teams are an important pipeline for senior management, we are pleased that a significant number of our commercial team members below the level of vice president are women and/or people of color.
We strive to hire the most talented person for the job and believe that, over time, this will lead to an increasingly diverse workforce which reflects the communities in which we operate. As a part of finding the most qualified people, we seek to identify and consider diverse slates of candidates for roles across the organization, from the boardroom and c-suite to all levels of the workforce. We believe our focus on talent identification, development, engagement and succession planning has been particularly successful in developing a deep and diverse talent pipeline. As part of our continued commitment to transparency on diversity, our U.S. Federal Employment Information Report (EEO-1) is also publicly available on our website.
Health, Safety and Wellness
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
Community Engagement and Volunteerism
We take the role we play as leaders in the communities where we live and work seriously. Our philanthropic and charitable efforts are an important part of our culture and linked to our efforts to work to improve the health of our communities, customers, patients and employees, and seek to ensure that the decisions we make today have a positive effect on future generations. We center our giving efforts in three specific areas to maximize our impact in ways that align with the values of our employees and customers: (i) women's health, and other healthcare fields in which Hologic operates; (ii) science, technology, engineering, and math education (STEM), especially for students from underserved communities; and (iii) social and racial equality, especially in healthcare.
We also support employees in giving back to community organizations through volunteering and matching donations. To that end, we further expanded our support for local non-profit groups, by providing our U.S. colleagues an additional paid day off to engage in community service. We also have continued to strengthen our scholarship funds. The Hologic Scholarship Fund awards scholarships for employees' children and grandchildren. We also support students near our largest U.S. facilities by providing scholarship funding to non-profit organizations that help students from underserved communities become the first in their family to attend college.
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
The markets in which we sell our products are intensely competitive, subject to rapid technological change and may be significantly affected by new product introductions and other market activities of industry participants, and these competitive pressures may reduce the demand and prices for our products. Other companies may develop products that are superior to and/or less expensive than our products. Improvements in existing competitive products or the introduction of new competitive products, including an increase of artificial intelligence and machine learning capabilities, may reduce our ability to compete for sales, particularly if those competitive products demonstrate better safety or effectiveness, clinical results, ease of use or lower costs.
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
•higher reimbursement coverage;
•more extensive research, development, sales, marketing, and manufacturing capabilities and greater financial resources; and
•greater technical resources positioning them to continue to improve their technology in order to compete in an evolving industry.
We also developed assays to detect COVID-19. As COVID-19 testing declines, and there is greater use of rapid tests and at-home collection tests, continued decline in demand for our COVID-19 assays without a corresponding increase in our other businesses or customers consolidating their molecular testing menu to high throughput, high automation platforms which may further increase the competition our Panther and Panther Fusion instruments face could have a material, adverse effect on our results of operations, cash flow and financial position.

Challenges in the development of our products could materially impact our long-term success.
Our growth depends in large part on our ability to identify and develop new products or new indications for or enhancements of existing products. The development of new products and enhancement of existing products requires significant investment in research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products, complete clinical trials, obtain regulatory clearances and approvals and reimbursement in the U.S. and abroad, manufacture products in a cost-effective manner, obtain, maintain, protect and enforce appropriate intellectual property protection for our products, gain and maintain market approval of our products and access capital. If we are not able to successfully enhance existing products or develop new products, our products may be rendered obsolete or uncompetitive by changing technology or new industry standards. We cannot assure that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance, and we may be unable to recover all or a meaningful part of our investment in such products and technologies. Additionally, our current products utilize artificial intelligence, and future innovations in our products will likely continue to incorporate artificial intelligence. As with many technological innovations, there are significant risks and challenges involved in maintaining and deploying these technologies, and there can be no assurance that the use of such technologies will enhance our products or services or be beneficial to our business. The use of artificial intelligence in healthcare products also poses certain clinical risks resulting from potential misdiagnosis or misinformation provided from applications, diminishing critical judgment, or loss of interpersonal care from clinicians. The regulatory landscape surrounding artificial intelligence is also evolving and may expose us to an increased risk of regulatory enforcement and litigation. Such risks could have a material adverse effect on our results of operations, financial position and cash flows.
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
If we cannot maintain our current corporate collaborations and enter into new corporate collaborations, our product development could be delayed and our revenue or expenses could be adversely impacted.
We have relied and/or expect to rely on corporate collaborators for funding development, marketing, distribution, and the commercialization of certain products. If we or any of our corporate collaborators were to breach, terminate, fail to renew our agreements or otherwise fail to properly conduct their obligations in a timely manner, the development or commercialization and subsequent marketing of the products contemplated by the collaboration could be delayed or terminated, and we could incur additional charges or expenses. Further, we would be required to devote additional resources to product development or marketing, to terminate some development programs or to seek alternative corporate collaborations with certain partners or companies that could make it more difficult for us to enter into advantageous business transactions or relationships with others. Any of the foregoing risks could harm our business and prospects.
Our long-term success will depend upon our ability to execute on business development activities and integrate acquired businesses.

As part of our long-term strategy, we are engaged in business development activities including evaluating future acquisitions, joint development opportunities, technology licensing arrangements and other opportunities to further expand our presence in or diversify into priority growth areas by accessing new products and technologies. We may not be able to identify appropriate business development activities or acquisition candidates, consummate transactions or obtain agreements with favorable terms, if at all. We may also be subject to increasing regulatory scrutiny from competition and antitrust authorities in connection with acquisitions. If we are successful in pursuing future acquisitions, we may face significant competition, be required to expend significant funds, incur additional debt or other obligations, or issue additional securities, which may negatively affect our operating results and financial condition. If we spend significant funds or incur additional debt or obligations, our ability to obtain financing for working capital or other purposes could be adversely affected, and we may be more vulnerable to economic downturns and competitive pressures. Over the last five years, we made a number of tactical acquisitions which complemented our existing businesses. We continue to integrate some of those acquisitions. Any inability to successfully integrate new businesses, including our more recent acquisitions, decreases in customer loyalty or product orders, failure to retain or develop the acquired workforce, failure to realize anticipated economic, operational and other benefits and synergies in a timely manner, failure to establish and maintain appropriate controls or unknown or contingent liabilities could adversely affect our ability to realize the anticipated benefits of any new product or acquisition. The integration of an acquired business, whether or not successful, requires significant efforts which may result in additional expenses and divert the attention of our management and technical personnel from other projects. Acquisitions, in particular, are inherently risky, and we cannot guarantee that any past or future transaction will be successful.
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
REGULATORY AND LEGAL
We operate in a highly regulated industry and our business generally is subject to extensive and complex laws and governmental regulations, and changes in healthcare laws and regulations or our inability to obtain in a timely manner or at all U.S. or foreign regulatory clearances or approvals for our current and newly developed products and services or product or service enhancements or any adverse regulatory action could adversely affect our business and prospects.

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
Given the high level of regulatory oversight to which our products are subject, the process of obtaining clearances and approvals can be costly and time consuming. In addition, there is a risk that any approvals or clearances, once obtained, may be withdrawn. Most medical devices cannot be marketed in the U.S. without 510(k) clearance or pre-market approval by the FDA. Any modifications to a device that has received a pre-market approval that affect the safety or effectiveness of the device require a pre-market approval supplement or possibly a separate pre-market approval, either of which is likely to be time consuming, expensive and uncertain to obtain. If the FDA requires us to seek one or more pre-market approval supplements or new pre-market approvals for any modification to a previously approved device, we may be required to cease marketing or to recall the modified device until we obtain approval, and we may be subject to significant criminal and/or civil sanctions, including, but not limited to, regulatory fines or penalties. States may also regulate the manufacture, sale and use of medical devices, particularly those that employ x-ray technology. Delays in receipt of, or failure to obtain or maintain, clearances or approvals for products could also delay or preclude realization of product revenues from new or existing products or result in substantial additional costs which could decrease our profitability.
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
In addition, maintaining compliance with multiple regulators, and multiple centers within the FDA, adds complexity and cost to our manufacturing processes. Our manufacturing facilities and those of our contract manufacturers are subject to periodic regulatory inspections by the FDA and other regulatory agencies, and these facilities are subject to the FDA's Quality System Regulation and Good Manufacturing Practices. The results of these inspections can include, and have in the past included, inspectional observations on the FDA’s Form 483, warning letters, or other forms of enforcement. If the FDA were to conclude that we, or our contractors, are not in compliance with applicable laws or regulations, or that any of our medical products are ineffective or pose an unreasonable health risk, it may prevent us from selling our products.
We anticipate that governmental authorities will continue to scrutinize the healthcare industry closely and that changes in laws, regulations or policies by governmental authorities may cause increased uncertainties and compliance costs, exposure to litigation and other adverse effects to our business and operations. These and other rapidly changing laws, regulations, policies and related interpretations that our business activities are subject to, may increase the ongoing costs and complexities of compliance, including by requiring investments in technology or other compliance systems. In addition, the legal, regulatory and ethical landscape around the use of artificial intelligence and machine learning is rapidly evolving, and our obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit our ability to incorporate certain artificial intelligence capabilities into our products. Additionally, we are party to various other legal proceedings, claims, governmental and/or regulatory inspections, inquiries and investigations arising out of the ordinary course of its business, which are difficult to predict and the adverse outcomes of which could harm our business. If we are unable to continue to adapt to the various changes or comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.
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
The sale and use of our diagnostic products could also lead to product liability claims if someone were to allege that one of our products contained a design or manufacturing defect that resulted in inaccurate test results or the failure to detect a disorder for which it was being used to screen, or caused injuries to a patient. We are currently the subject of product liability litigation proceedings described in more detail under Note 16 to our consolidated financial statements entitled “Litigation and Related Matters”. The outcome of litigation is difficult to assess or quantify. Any product liability claim brought against us, with or without merit, could result in an increase in our product liability insurance rates or the inability to secure additional coverage in the future. Also, even a meritless or unsuccessful product liability claim could be time consuming and expensive to defend. This could result in a diversion of management’s attention from our business and adversely affect the perceived safety and efficacy of our products, which could harm our business and prospects.
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
We are also subject to other substantial regulation relating to environmental, health and safety matters, including occupational health and safety, environmental protection, hazardous substance control, and waste management and disposal. The failure to comply with such regulations could subject us to, among other things, fines and criminal liability. We may also be required to incur significant costs to comply with these and future regulations, which may result in a material adverse effect upon our business, financial condition and results of operations. Increasingly, regulators, customers, investors, employees and other stakeholders are focusing on environmental matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent meeting such regulations and expectations and copying with disclosure requirements. For example, collecting, measuring and reporting environmental data is subject to evolving reporting standards, including the SEC’s climate-related reporting requirements, if such reporting requirements survive pending judicial review, California’s disclosure requirements and similar regulations established by other international regulatory bodies, such as the Corporate Sustainability Reporting Directive in the European Union. In addition, a number of our customers who are payors or distributors have adopted, or may adopt, procurement policies that include environmental provisions that their suppliers or manufacturers must comply with. If we do not adapt to or comply with new regulations, or fail to meet evolving investor, industry or stakeholder expectations and concerns regarding environmental issues, investors may reconsider their investment in our Company, and customers and suppliers may choose to limit their business with us, which could have a material adverse effect on our business, operations or reputation.
Changes in tax laws or exposures to additional tax liabilities could negatively impact the Company's operating results.
We are subject to income taxes, as well as taxes that are not income-based, in both the U.S. and jurisdictions outside of the U.S. Changes in tax laws or regulations in the jurisdictions in which we operate, including the U.S. and as led by the Organization for Economic Cooperation and Development of a global minimum tax, could negatively impact the Company’s effective tax rate, results of operations and cash flows. In addition, our future effective tax rate could be unfavorably affected by numerous other factors including a change in the interpretation of tax rules and regulations in the jurisdictions in which we operate, a change in our geographic earnings mix, and/or to the jurisdictions in which we operate, or a change in the measurement of our deferred taxes. We are also subject to ongoing tax audits in various jurisdictions, and tax authorities may disagree with certain positions we have taken and assess additional taxes.
GLOBAL CHALLENGES, INCLUDING MACROECONOMIC CONDITIONS AND RELATED FINANCIAL RISKS
The continuing worldwide macroeconomic and geopolitical uncertainty may adversely affect our business and prospects, both domestically and internationally.
Continued concerns about the systemic impact of potential long-term and wide-spread recession and geopolitical issues, including wars and terrorism, have contributed to increased market volatility and diminished expectations for economic growth in the world. Our business and results of operations have been and may continue to be adversely impacted by changes in macroeconomic conditions, including inflation, bank failures, rising interest rates and availability of capital markets. Uncertainty about global economic conditions, particularly in emerging markets and countries with government-sponsored healthcare systems, may also cause decreased demand for our products and services and increased competition, which could result in lower sales volume and downward pressure on the prices for our products, longer sales cycles, and slower adoption of new technologies. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply. In addition, continuing social and political concerns and divisions in the U.S. and throughout the world, could have a material, adverse effect on the economic conditions in markets we serve, and our results of operations, cash flow and financial position. Elections and political changes in various countries, including the U.S., may further exacerbate geopolitical and geoeconomic tensions and market instability.
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
Our international sales are often denominated in foreign currencies, including the Euro, U.K. Pound and Chinese Yuan. Changes in currency exchange rates, particularly the increase in the value of the dollar against any such foreign currencies, may reduce the reported value of our revenues outside the U.S. and associated cash flows and our ability to compete effectively in foreign markets. In addition, such fluctuations can also result in foreign currency exchange losses. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes. We currently have limited hedging arrangements in place to mitigate some of the impact of negative exchange rates.
Our international operations and foreign acquisitions expose us to additional operational challenges that we might not otherwise face.
International expansion is a key component of our growth strategy. In fiscal 2024, 25.0% of our revenue came from outside of the U.S. Our future and existing international operations may subject us to a number of additional risks and expenses, any of which could harm our operating results. These risks and expenses include:
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
In addition, government policies on international trade and investment such as import quotas, capital controls or tariffs, whether adopted by individual governments or addressed by regional trade blocks, can affect cost of and the demand for our products and services, impact the competitive position of our products or prevent us from being able to sell products in, or otherwise adversely affect our ability to sell products in the affected countries. The implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs or new barriers to entry, could negatively impact our business, results of operations and financial condition. For example, a government's adoption of “buy national” policies or retaliation by another government against such policies could have a negative impact on our results of operations.
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
Increased global cybersecurity vulnerabilities, threats, computer viruses, ransomware and phishing attacks and more sophisticated and targeted cyber-related attacks, as well as cybersecurity and other information technology failures resulting from human error and technological errors, pose a risk to the security of Hologic and its customers, business partners' and suppliers' products, systems and networks and the confidentiality, availability and integrity of data on these products, systems and networks. As the perpetrators of such attacks become more capable, as cybercrime becomes commoditized, and as critical infrastructure is increasingly becoming digitized, the risks in this area continue to grow. While we attempt to mitigate these risks, we remain potentially vulnerable to additional known or unknown threats, and we cannot assure that the impact from such threats will not be material. Moreover, certain vulnerabilities are difficult to detect even using our best efforts, which may allow those vulnerabilities to persist in our systems over long periods of time. In addition to existing risks, flexible work arrangements, the adoption of new technologies such as artificial intelligence, and acquisitions of new businesses may also increase our exposure to cybersecurity breaches and failures. Geopolitical tensions or conflicts may further heighten the risk of cyber-related attacks. It may also be difficult to determine the best way to investigate, mitigate, contain, and remediate the harm caused by a cyber-related incident. Such efforts may not be successful, and we may make errors or fail to take necessary actions. It may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full, and reliable information about the incident to our customers, partners, regulators, and the public. Additionally, we have incurred and expect to continue to incur significant costs implementing additional security measures to protect against existing and emerging cybersecurity threats.
We also have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations or customer-imposed controls. Despite our implementation of certain controls to protect our systems and sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced, lost or corrupted data, employee errors and/or malfeasance (including misappropriation by departing employees) that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks or those of our customers, business partners or suppliers, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action. While we carry cyber liability insurance, such insurance may not cover us with respect to any or all claims or costs associated with such a breach. Although we have experienced occasional cybersecurity incidents and/or attempted breaches of our computer systems, to date we do not believe any of these breaches have had a material effect on our business strategy, results of operations, or financial condition.
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
BUSINESS CONTINUITY AND RELIANCE ON THIRD PARTIES
Supply Chain and Manufacturing

Supply chain constraints and inflationary pressures have had, and in the future, may have, a material adverse effect on our ability to procure raw materials and components, including semiconductor chips, and to meet customer demand for, and increase our costs to manufacture, warehouse, and transport, certain of our products.
Global supply constraints have had an adverse effect on our ability to meet customer demand, and increased our costs to manufacture, transport and warehouse a certain subset of our products. In particular, our ability to manufacture our Breast Health capital equipment products, primarily, but not limited to, our 3D Dimensions systems, Trident specimen radiography systems, Affirm Prone Biopsy systems and Brevera systems, is dependent on the supply of such raw materials and components, including semiconductor chips. If going forward we are unable to obtain sufficient quantities of raw materials and components on commercially reasonable terms or in a timely manner, our ability to manufacture our capital equipment products, in particular, our Breast Health products, on a timely and cost-competitive basis could materially adversely affect our revenues and results of operations and harm our competitive position and reputation.
Our reliance on one third-party manufacturer for certain of our product lines and a limited number of suppliers for some key raw materials, components and subassemblies for our products exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs.
We have sole source third-party manufacturers for each of our Panther molecular diagnostics instruments and for our Skeletal Health products. Similarly, we rely on one or a limited number of suppliers for some key components or subassemblies for our products due to cost, quality, expertise or other considerations. We have no firm long-term volume commitments with certain of our sole source suppliers, including the manufacturers of our Panther instruments. Similarly, we rely on one or a limited number of suppliers for some key raw materials for our products due to cost, quality, expertise or other considerations, and some of these suppliers are competitors. For example, F. Hoffmann-LaRoche Ltd, a direct competitor of our Diagnostics business, is the parent company of Roche, our current supplier of certain key raw materials for certain of our amplified NAT diagnostic assays. GE Healthcare Bio-Sciences Corp., an affiliate of GE, supplies us with the membranes used in connection with our ThinPrep product line. GE is a direct competitor with our Breast Health and Skeletal Health businesses. Moreover, we use certain components in our products, including semiconductor chips, that have been the subject of global supply chain shortages and disruptions. If any of our sole source manufacturers or suppliers, or other third-party manufacturers or suppliers, experiences delays, disruptions, capacity constraints or quality control problems in its development or manufacturing operations or becomes insolvent or otherwise fails to supply us with goods in sufficient quantities, including as a result of disruptions caused by epidemics or pandemics, natural disasters, supplier facility shutdowns, or otherwise, then shipments to our customers could be delayed, which would decrease our revenues and harm our competitive position and reputation. Moreover, the failure of a supplier to provide sufficient quantities, acceptable quality and timely delivery of goods at an acceptable price, or an interruption in the delivery of goods from such a supplier could adversely affect our business and results of operations. Obtaining alternative sources of supply of products, components, subassemblies or raw materials could involve significant delays and other costs and regulatory challenges and may not be available to us on reasonable terms, if at all.
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
In most cases, the manufacturing and warehousing of each of our products is concentrated in one or a few locations. In addition, we rely on a single laboratory facility to process each of our Biotheranostics gene expression tests for breast cancer. An interruption in manufacturing, testing capabilities or warehousing at any of these facilities, as a result of equipment failure, transportation interruptions, disruptions caused by strikes or other labor unrest, epidemics or pandemics, natural disaster, environmental factors or property damage could reduce, delay or prevent the production and distribution of our products. Our facilities and those of our contract manufacturers, suppliers, customers or third parties on which we depend are also subject to the risk of disruption or catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods or weather conditions, or other events outside of our control. Any such disruptions or other delays and cancellations of elective procedures and exams may cause reduced demand for our products. Our facilities may experience plant shutdowns, strikes or other labor disruptions, or periods of reduced production as a result of equipment failures, loss of power, gray outs, delays in deliveries or extensive damage, which could harm our business and prospects. Some of our manufacturing operations are located outside the U.S., including in Costa Rica and the United Kingdom. Those manufacturing operations are also subject to additional challenges and risks associated with international operations described herein.

Pandemics or disease outbreaks, such as the COVID-19 pandemic, have created and may in the future create significant volatility, uncertainty and economic disruption in the markets we sell our products into and operate in, primarily the U.S., Europe, and Asia-Pacific and may negatively impact business and healthcare activity globally. The extent to which pandemics, disease outbreaks or a similar widespread health concern impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the speed and extent of geographic spread of the disease, the duration of the outbreak, travel restrictions, the efficacy of vaccination and treatment; delays and cancellations of elective procedures and exams; impact on the U.S. and international healthcare systems, the U.S. economy and worldwide economy; the timing, scope and effectiveness of U.S. and international governmental response; and the impact on the health, well-being and productivity of our employees. In addition, healthcare professional and staff strikes or other work stoppages may in the future cause reduced demand for our products.
CUSTOMER CONCENTRATION AND DISTRIBUTORS
Our Diagnostics segment depends on a small number of customers for a significant portion of its product sales, and the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce revenues in our Diagnostics segment.
Although we do not currently have any customers that represent more than 10% of our consolidated revenues, a material portion of product sales in our Diagnostics segment comes from (and we anticipate will continue to come from) a limited number of customers, two of which accounted for 12.8% and 10.1% of our Diagnostics segment revenue in fiscal 2024. No customer represented more than 10% of Diagnostics revenue in fiscal 2023 or 2022. The loss of any of these key customers, or a significant reduction in sales volume or pricing to these customers, could significantly reduce our Diagnostics segment revenues or profitability.
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
There has been substantial litigation regarding patent and other intellectual property rights in medical devices, diagnostic products and related industries. We are and have been involved in patent litigation and may in the future be subject to further claims of infringement of intellectual property rights possessed by third parties. In connection with claims of patent infringement, we may seek to enter into settlement and/or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms. Alternatively, we may decide to litigate such claims or to design around the technology. These actions could be costly and would divert the efforts and attention of our management and technical personnel. As a result, any infringement claims by third parties or claims for indemnification by customers resulting from infringement claims, whether or not proven to be true, may harm our business and prospects.
INDEBTEDNESS
We have a significant amount of indebtedness outstanding, which limits our operating flexibility, and could adversely affect our operations and financial results and prevent us from fulfilling our obligations.

As of September 28, 2024, we had approximately $2.55 billion aggregate principal of indebtedness outstanding (exclusive of additional funds that would be available to draw under our revolver), and we may incur additional indebtedness in the future. We also have other contractual obligations and deferred tax liabilities, which as of September 28, 2024, are described under “Notes to Consolidated Financial Statements — Income Taxes, and Non-cancelable Purchase Commitments.” This significant level of indebtedness and our other obligations may:
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

A significant portion of our indebtedness is subject to floating interest rates, which makes us more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in our business. As of September 28, 2024, approximately $1.2 billion aggregate principal of our indebtedness, which represented the outstanding principal under our credit facilities, was subject to floating interest rates. We currently have hedging arrangements (interest rate swaps) in place to partially mitigate the impact of higher interest rates. We have two consecutive interest rate swaps that will provide us with a continued hedge, in the notional amounts of $500 million, through September 25, 2026.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures designed to protect the security, confidentiality, integrity, and availability of our business systems and information. We base our cybersecurity risk management program upon and measure it against the National Institute of Standards and Technology (NIST) Cybersecurity Framework 2.0.
Our cybersecurity risk management program includes the following:
•A dedicated staff of cybersecurity and risk management professionals;
•Defined security policies and standards;
•Annual mandatory employee cybersecurity and privacy compliance awareness training;
•Cybersecurity tooling for detecting and responding to cyber incidents;
•Cybersecurity incident response and major crisis plans that govern activities such as detection, coordination, remediation, recovery, and escalation to senior management and, where appropriate, our Audit and Finance Committee and our Board;
•Disaster recovery plans;
•Periodic tabletop exercises to promote awareness and improve internal processes;
•Periodic penetration testing and vulnerability management processes; and
•Third-party risk assessments for suppliers and vendors, which may require such third parties to sign data processing agreements, comply with particular security controls, or complete an additional security and privacy assessment.
Our program also utilizes third-party security providers for specialized areas, including penetration testing, staff augmentation, consulting and other on-demand cybersecurity services. We also leverage a managed security service provider to augment our cybersecurity organization and to provide additional monitoring and response capabilities.
We have integrated cybersecurity related risks into our enterprise risk management program, which is designed to identify, prioritize, assess, monitor and mitigate the various risks confronting our Company, including both external and internal cybersecurity risks. When identified, risks are reported to relevant business and governance leaders within the Company for appropriate action. When potential improvements are identified, we weigh the costs and benefits of such improvements (including against other potential improvements) and, if selected, the improvements are added to a roadmap for possible implementation.
As a global company, we manage a variety of cybersecurity threats and cannot wholly eliminate the risk of adverse impacts from such incidents. Further, the scope and impact of any future incident cannot be predicted. However, as of the date of this Form 10-K, we are not aware of cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of our operations or financial condition. For additional information on the risks from cybersecurity threats that we face, please refer to the “Risk Factors” in Part I, Item 1A. of this Form 10-K.
Governance
Our cybersecurity risk management program is led by our Chief Information Security Officer (CISO), who oversees a dedicated cybersecurity and risk management team, which works in partnership across the Company, under the direction of our Chief Information Officer (CIO). Our CISO has over 20 years of experience working in defense and cybersecurity and has served in various cybersecurity leadership roles within Fortune 500 companies. He and our cybersecurity team have extensive experience in leading and addressing IT risk management, security architecture and engineering, security operations, data security, and identity and access management. Our CISO also works closely with our legal team to oversee compliance with legal, regulatory and contractual security requirements.

As part of management’s oversight of our cybersecurity program, we also maintain an executive-level cybersecurity steering committee, comprised of Hologic’s Chief Financial Officer, General Counsel, Head of Internal Audit, Chief Information Officer, Head of Human Resources, Head of Global Supply Chain, and Division President of Breast and Skeletal Health, to help address cybersecurity risks at an enterprise level. The cybersecurity steering committee is a decision-making body that coordinates and communicates the direction, current state, and oversight of our cybersecurity and risk management programs.
While our Board oversees our overall risk management process, as part of its oversight, the Board has delegated primary responsibility for the oversight of cybersecurity risks, including management’s steps to monitor and control such risks, to our Audit and Finance Committee. On a quarterly basis, our CIO and CISO provide updates to the Audit and Finance Committee on the cybersecurity and related risk management programs, including recent developments and current risk assessments. Our CIO and CISO typically also meet in person with the Audit and Finance Committee twice annually for a more detailed discussion of significant threats, risk mitigation strategies, any security program assessments and identified improvements. Additionally, our CIO and CISO meet at least annually with the full Board and report on the Company’s Information Technology program and more specifically, cybersecurity matters.

Item 2. Properties
We own and lease real estate property to support our business, including manufacturing, marketing, research and development, logistical support and administration. The following lists those properties that we own or lease that we believe are material to our business. We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

Material Properties Owned:	Primary Use
Newark, DE	Breast Health DirectRay digital detector research and development and plate manufacturing operations
Manchester, UK	Administrative and supply chain operations
Londonderry, NH	Diagnostics manufacturing operations
San Diego, CA	Diagnostics headquarters, including administrative and manufacturing operations
San Diego, CA	Diagnostics research and development, administrative and manufacturing operations

Material Properties Leased:	Primary Use	Lease Expiration (fiscal year)	Renewals
Marlborough, MA	Headquarters, including research and development, manufacturing and distribution operations	2034	1, five-year period
Marlborough, MA	Manufacturing operations	2029	None
Alajuela, Costa Rica	Administrative and Surgical and Breast Health manufacturing facility	2028	2, five-year periods
Manchester, UK	Diagnostics manufacturing operations	2035	None
We also lease various administrative and customer support centers throughout the world including in Brussels, Belgium, Berlin, Germany, Madrid, Spain, United Kingdom and Shanghai and Beijing, China. In addition, we also lease space for smaller, specialized research and development and manufacturing operations at various additional locations, including Ougrée, Belgium.

Item 3. Legal Proceedings
For a discussion of legal matters as of September 28, 2024, please see Note 16 to our consolidated financial statements entitled “Litigation and Related Matters,” which is incorporated by reference into this item.

Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. Our common stock is traded on the Nasdaq Global Select Market under the symbol “HOLX.”
Number of Holders. As of November 21, 2024, there were approximately 703 holders of record of our common stock, including multiple beneficial holders at depositories, banks and brokers listed as a single holder in the street name of each respective depository, bank or broker.
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
Recent Sales of Unregistered Securities. We did not sell unregistered securities during the fourth quarter of fiscal 2024.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (2)	Average Price Paid Per Share ($) (2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (1)(2)
June 30, 2024 – July 27, 2024	4,010	$72.94	4,010	$248.3
July 28, 2024 – August 24, 2024	190,607	80.00	190,607	233.1
August 25, 2024 – September 28, 2024	534,228	79.96	534,228	1,690.3
Total	728,845	$79.93	728,845	$1,690.3
 ___________________________________

(1)On September 12, 2024, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.5 billion of the Company’s outstanding stock. This new stock repurchase authorization is in addition to the Company’s prior stock repurchase authorization. As of September 28, 2024, $1.5 billion remained unused under this program.

(2)On September 22, 2022, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of the Company’s outstanding common stock, effective as of the close of trading on September 23, 2022. As of September 28, 2024, $190.3 million remained unused under this program.

These programs do not obligate the Company to acquire a minimum number of shares. Under these programs, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. For additional information regarding the Company’s repurchase programs, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Stock Repurchase Program.”

Stock Performance Graph
The following information shall not be deemed to be “filed” with the SEC nor shall the information be incorporated by reference into any filings under the Securities Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.
The following graph compares cumulative total shareholder return on our common stock since September 28, 2019 with the cumulative total return of the Standard & Poor’s 500 Index and the S&P Health Care Supplies Index. This graph assumes the investment of $100 on September 28, 2019 in our common stock. Measurement points are the last trading day of each respective fiscal year.

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
Through our Diagnostics segment, we offer a wide range of diagnostic products, which are used primarily to aid in the screening and diagnosis of human diseases. Our primary Diagnostics products include our molecular diagnostic assays, which run on our advanced instrumentation systems (Panther and Panther Fusion), our ThinPrep cytology system, including our Genius Digital Diagnostics System, and the Rapid Fetal Fibronectin Test. Our Aptima family of molecular diagnostic assays is used to detect, among other things, the infectious microorganisms that cause common sexually transmitted diseases, or STDs, such as chlamydia and gonorrhea, or CT/NG; certain high-risk strains of human papillomavirus, or HPV; Trichomonas vaginalis, the parasite that causes trichomoniasis; Mycoplasma genitalium; and Herpes Simplex viruses 1 and 2. We also offer viral load tests for the quantitation of Hepatitis B virus, Hepatitis C virus, human immunodeficiency virus, or HIV-1, and human cytomegalovirus, or CMV, for use on our Panther instrument system. In addition, we offer bacterial vaginosis and candida vaginitis assays for the diagnosis of vaginitis, a common and complex ailment affecting millions of women a year. Our assay portfolio also includes diagnostic tests for a range of acute respiratory infections, including SARS-CoV-2, various strains of influenza and parainfluenza, and respiratory syncytial virus, as well as a test for the detection of Group B Streptococcus, or GBS, that are run on the Panther Fusion system, a field upgradeable instrument addition to the base Panther system. In response to the COVID-19 pandemic, we developed and launched the Aptima SARS-CoV-2 assay and the Aptima SARS-CoV-2/Flu assay (each of which runs on our standard Panther system) and the Panther Fusion SARS-CoV-2 assay and the Panther Fusion SARS-CoV-2/Flu A/B/RSV assay (which run on our Panther Fusion system). In May 2022, we obtained CE-marking for two new molecular assays, Panther Fusion EBV Quant assay for quantitation of Epstein-Barr virus, and the Panther Fusion BKV Quant assay for quantitation of the BK virus. These two assays are the first quantitative real-time PCR assays on the Panther Fusion system, and, together with the Aptima CMV Quant assay, expand our menu of transplant monitoring assays. The ThinPrep System is primarily used in cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test assists physicians in assessing the risk of pre-term birth. We also generate service revenues from our CLIA-certified laboratory for testing related to breast cancer and all metastatic cancers.
Our Breast Health segment offers a broad portfolio of solutions for breast imaging, biopsy, breast surgery and pathology. These solutions include 3D digital mammography systems, image analysis software utilizing artificial intelligence, reading workstations, minimally invasive breast biopsy guidance systems, breast biopsy site markers, localization, and specimen radiology systems. Our most advanced breast imaging platforms, Selenia 3D Dimensions and 3Dimensions systems, utilize tomosynthesis to produce 3D images that show multiple contiguous slice images of the breast.
Our GYN Surgical products include our MyoSure hysteroscopic tissue removal system, our NovaSure endometrial ablation system, our Fluent fluid management system, our Acessa ProVu laparoscopic radiofrequency ablation system, as well as our CoolSeal vessel sealing portfolio and our JustRight surgical stapler. The MyoSure suite of devices offers four options to provide incision-less removal of fibroids, polyps, and other pathology within the uterus. The NovaSure portfolio is comprised of the NovaSure ADVANCED device and the NovaSure V5 device for the treatment of abnormal uterine bleeding. The Fluent and Fluent Pro fluid management system provides liquid distention during diagnostic and operative hysteroscopic procedures. The Acessa ProVu system is a fully integrated system that uses laparoscopic ultrasound, guidance mapping and radiofrequency ablation to treat nearly all types of fibroids. The CoolSeal portfolio includes the CoolSeal Trinity, CoolSeal Reveal, and CoolSeal Mini advanced bipolar vessel sealing devices. The JustRight 5 mm stapler features a smaller instrument profile and is used for laparoscopic general and pediatric surgery.
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

Acquisitions and Dispositions
The following sets forth a description of certain of our acquisitions and dispositions we have completed in our last two fiscal years:
Endomag
On July 25, 2024, we completed the acquisition of Endomagnetics Ltd (“Endomag”) for a purchase price of $313.9 million. Endomag, located in the U.K., develops and sells breast surgery localization and lymphatic tracing technologies. Based on our preliminary valuation, we allocated $197.8 million of the purchase price to the value of intangible assets and $138.9 million to goodwill. The allocation of the purchase price is preliminary as we continue to gather information supporting the acquired assets and liabilities. Endomag’s results of operations are reported in our Breast Health segment.
SuperSonic Imagine Ultrasound Imaging
On September 28, 2023, we entered into a definitive agreement to sell our SSI ultrasound imaging business to SSH Holdings Limited for a sales price of $1.9 million in cash. The sale was completed on October 3, 2023. We also agreed to provide certain transition services for up to one year, depending on the nature of the service. The SSI ultrasound imaging asset group met the criteria to be classified as assets held-for-sale in the fourth quarter of fiscal 2023. As a result, we recorded a charge of $51.7 million in the fourth quarter of fiscal 2023 to record the asset group at its fair value less costs to sell pursuant to ASC 360, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets.

RESULTS OF OPERATIONS

Fiscal Year Ended September 28, 2024 Compared to Fiscal Year Ended September 30, 2023
Product Revenues

	Fiscal Years Ended
	September 28, 2024		September 30, 2023		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$1,658.3	41.1%	$1,764.4	43.8%	$(106.1)	(6.0)%
Breast Health	912.9	22.7%	836.6	20.8%	76.3	9.1%
GYN Surgical	635.0	15.8%	600.0	14.9%	35.0	5.8%
Skeletal Health	48.9	1.2%	78.9	2.0%	(30.0)	(38.0)%
	$3,255.1	80.8%	$3,279.9	81.4%	$(24.8)	(0.8)%
We had a decrease in product revenues of 0.8% in fiscal 2024 compared to fiscal 2023. This decrease was primarily due to a decrease in Diagnostics revenue as a result of lower COVID-19 assay sales and to a lesser extent a decrease in Skeletal revenue. In addition, the prior year period included an extra week based on our fiscal calendar. Partially offsetting this decrease was an increase in Breast Health revenue as supply chain constraints continued to have a significant impact in the first quarter of the prior year and to a lesser extent an increase in our GYN Surgical business.
Diagnostics product revenues decreased 6.0% in fiscal 2024 compared to fiscal 2023 primarily due to a decrease in Molecular Diagnostics of $100.8 million. The decrease was primarily driven by a decrease of $169.6 million in sales from our two SARS-CoV-2 assays due to lower volumes, which we primarily attribute to lower demand from an improvement in the COVID-19 pandemic and greater use of rapid tests compared to the prior year. We expect sales of our two SARS-CoV-2 assays to continue to decline in fiscal 2025 compared to fiscal 2024. In addition, we had a reduction in CT/GC revenue, primarily from slightly lower average selling prices, and a reduction in legacy Mobidiag products. These decreases were partially offset by an increase in volumes of our BV/CV assays, Fusion respiratory products and to a lesser extent an increase in Cytology instruments and related products in our international markets.
Breast Health product revenues increased 9.1% in fiscal 2024 compared to fiscal 2023 primarily due to an increase in volumes of our digital mammography systems, primarily 3Dimensions systems and related workstation and workflow products including software, and to a lesser extent an increase in Trident systems unit sales. The increase in volume was primarily driven by the improvement in supply chain constraints related to electronic components which have substantially abated. In addition, we had an increase in sales of our interventional breast solutions products of $21.6 million in the current fiscal year compared to the prior fiscal year primarily driven by higher volumes of Brevera disposables and Somatex Tumark markers. To a lesser extent there was an increase in average selling prices of ATEC disposable products. In addition, the Endomag acquisition contributed an incremental $6.6 million in product revenue. These increases were partially offset by a decrease in sales of SSI ultrasound imaging products of $14.6 million in the current fiscal year compared to the prior fiscal year as a result of the sale of this business in the beginning of the first quarter of fiscal 2024, and a reduction in volumes of our Localizer consumables.
GYN Surgical product revenues increased 5.8% in fiscal 2024 compared to fiscal 2023, primarily due to increases in the sales volume of our MyoSure devices and Fluent fluid management products, partially offset by lower volumes and average selling prices of our NovaSure devices in the U.S. The reduction of U.S. NovaSure devices was partially offset by an increase in volumes internationally, primarily in Western Europe.
Skeletal Health product revenues decreased 38.0% in fiscal 2024 compared to fiscal 2023 primarily due to a decrease in sales volume of our Horizon DXA systems as a temporary stop-ship was implemented during the third quarter of fiscal 2024 due to a non-conformance matter pertaining to electromagnetic compatibility requirements. We are working to resolve this issue with our suppliers and expect to resume shipments during the first quarter of fiscal 2025. To a lesser extent, we had a decrease in sales volumes of our Insight FD systems from competitive pressures.
At the end of any of our fiscal quarters and years, there remain open orders, primarily related to consumable products, that are not fulfilled until the beginning of the subsequent quarter or year, depending on a number of factors, including but not limited to management discretion to defer shipping orders based on achieving certain financial targets, customer ordering patterns, and various operational and logistical issues. The estimated annual effect of this over the last three fiscal years has been less than 0.5% of consolidated revenues.

Product revenues by geography as a percentage of total revenues were as follows:

	Years Ended
	September 28, 2024	September 30, 2023
United States	73.0%	74.0%
Europe	14.2%	13.9%
Asia-Pacific	6.8%	6.6%
Rest of World	6.0%	5.5%
	100.0%	100.0%
The percentage of product revenue derived from the U.S. decreased, which we primarily attribute to the decrease in sales from our two SARS-CoV-2 assays and a decrease in sales volumes of our Horizon DXA systems. This decrease was partially offset by an increase in sales of our 3D Dimensions systems and related workflow products, and an increase in GYN Surgical sales in the U.S. The increase in Europe was primarily due to an increase in sales of our GYN Surgical products, specifically our MyoSure and NovaSure devices. The increase in Asia-Pacific was primarily due to an increase in sales of our 3D Dimensions systems and to a lesser extent 2D Dimensions systems, and ThinPrep Pap tests in China. We primarily attribute the increase in Rest of World due to an increase in sales of our MyoSure devices, BV/CV assays, Trident HD and Pathvision systems in Canada and an increase in sales of our 3D Dimensions systems in Latin America.
Service and Other Revenues

	Years Ended
	September 28, 2024		September 30, 2023		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$775.2	19.2%	$750.5	18.6%	$24.7	3.3%
Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenues increased 3.3% in fiscal 2024 compared to fiscal 2023 primarily due to an increase in Breast Health service contract revenue from our expanded installed base, partially offset by a reduction in spare parts sales. In addition, we had higher lab testing volumes from our Biotheranostics business, which we primarily attribute to greater adoption of our Breast Cancer Index test. These increases were partially offset by one less week of service contract revenue as the prior fiscal year included an extra week of activity of approximately $7.9 million.
Cost of Product Revenues

	Years Ended
	September 28, 2024		September 30, 2023		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Revenues	$1,206.2	37.1%	$1,184.3	36.1%	$21.9	1.8%
Amortization of Acquired Intangible Assets	180.5	5.5%	205.7	6.3%	(25.2)	(12.3)%
Impairment of Acquired Intangible Assets and Equipment	39.2	1.2%	179.5	5.5%	(140.3)	**
	$1,425.9	43.8%	$1,569.5	47.9%	$(143.6)	(9.1)%
** Percentage not meaningful
Product gross margin was 56.2% in fiscal 2024 compared to 52.1% in fiscal 2023.
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 37.1% in the current year compared to 36.1% in the prior year. Cost of product revenues as a percentage of revenue increased in fiscal 2024 primarily due to a decrease in sales of our SARS-CoV-2 assays, which have higher gross margins compared to our other Diagnostic products and comprised 2.4% and 7.6% of total product revenue in fiscal 2024 and fiscal 2023, respectively.

Diagnostics' product costs as a percentage of revenue increased in fiscal 2024 compared to fiscal 2023 primarily due to lower sales of our SARS-CoV-2 assays, an increase in inventory reserves and higher field service costs for our expanded instrument installed base. Partially offsetting these increases was an increase in volumes of our Women’s Health Aptima and Fusion respiratory assays and the shutdown of our Mobidiag manufacturing facility in early fiscal 2024 resulting in lower period costs in fiscal 2024.
Breast Health’s product costs as a percentage of revenue decreased in fiscal 2024 compared to fiscal 2023 primarily due to higher sales volumes of our higher margin products, primarily 3D Dimensions and related software products and a slight increase in average selling prices of our biopsy disposables as well as an increase in prices across multiple products in Europe. Also contributing to the decrease in product costs as a percentage of revenue was a decrease in inventory excess and obsolescence charges and freight costs partially offset by an increase in unfavorable manufacturing variances.
GYN Surgical’s product costs as a percentage of revenue increased slightly in fiscal 2024 compared to fiscal 2023 primarily due to product mix of higher volumes of lower margin products, mostly attributable to sales of our Fluent fluid management systems, and lower volumes and average selling prices of our NovaSure devices, partially offset by an increase in MyoSure volumes.
Skeletal Health’s product costs as a percentage of revenue increased in fiscal 2024 compared to fiscal 2023 primarily due to a $6.5 million charge recorded in the current year to repair certain Horizon DXA units in the field due to a non-conformance matter pertaining to electromagnetic compatibility requirements and to a lesser extent a decrease in volume of Horizon DXA systems due to the temporary stop-ship implemented during the third quarter of fiscal 2024.
Amortization of Acquired Intangible Assets. Amortization of intangible assets included in cost of product revenues relates to acquired developed technology, which is generally amortized over its estimated useful life of between 5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense decreased in fiscal 2024 compared to fiscal 2023 primarily due to lower amortization as a result of an impairment in the prior year related to the Mobidiag acquisition, the disposition of the SSI ultrasound business as of the beginning of the first quarter of fiscal 2024 and the BioZorb impairments recorded in the second and third quarters of fiscal 2024.
Impairment of Intangible Assets and Equipment. During the second quarter of fiscal 2024, in connection with commencing our company-wide annual strategic planning process, we identified indicators of impairment in our BioZorb product line, which was part of the Focal acquisition and included in our Breast Health reportable segment. As a result, we performed an undiscounted cash flow analysis to determine if the cash flows expected to be generated by the BioZorb product line over the remaining estimated useful life of the primary asset were sufficient to recover the carrying value of the asset group. Based on this analysis the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets. Therefore, we were required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value of the asset group, we utilized the income approach, which is based on a discounted cash flow (DCF) analysis and calculated the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Based on this analysis, the fair value of the BioZorb asset group was below its carrying value and we recorded an aggregate impairment charge of $26.8 million. The impairment charge was allocated to the BioZorb long-lived assets, of which $25.9 million was allocated to developed technology. During the third quarter of fiscal 2024, the Federal Drug Administration classified a prior safety notice for the BioZorb Marker as a Class I recall. This was a technical classification of a prior safety notice only, not a product removal. Following this, we lowered our forecast for this product line, which is an indicator of impairment. Accordingly, we performed an undiscounted cash flow analysis and determined the cash flows were not sufficient to recover the carrying value of the asset group. We performed a fair value analysis and determined that the fair value of the asset group was immaterial. As a result, we recorded an impairment charge of $13.3 million to developed technology to fully write-off the asset.

During the third quarter of fiscal 2023, in connection with our company-wide annual budgeting and strategic planning process as well as evaluating the current operating performance of our Mobidiag business (included in the Diagnostics reportable segment), including product design and manufacturing requirements, we reassessed the short-term and long-term commercial plans for this business. We made certain operational and strategic decisions to invest and focus more on the long-term success of this business, which resulted in the significant reduction of forecasted revenues and operating results. As a result, we determined indicators of impairment existed and performed an undiscounted cash flow analysis to determine if the cash flows expected to be generated by the Mobidiag business over the estimated remaining useful life of its primary asset were sufficient to recover the carrying value of the asset group. Based on this analysis the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets. As a result, we were required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value of the asset group, we utilized the income approach, which is based on a DCF. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows were based on our most recent strategic plan at the time and for periods beyond the strategic plan, our estimates were based on assumed growth rates expected as of the measurement date. We believed the assumptions were consistent with the plans and estimates that a market participant would use to manage the business. The discount rate used was intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the asset group. We used a discount rate of 17.0%. As a result of this analysis, the fair value of the Mobidiag asset group was below its carrying value. To record the asset group to fair value, the Company recorded an impairment charge of $186.9 million during the third quarter of fiscal 2023. The impairment charge was allocated to the long-lived assets on a pro-rata basis and $153.7 million of developed technology assets and $9.1 million of equipment was written off to cost of product revenues. We believed our assumptions used to determine the fair value of the asset group were reasonable. Actual operating results and the related cash flows of the asset group could differ from the estimated operating results and related cash flows. In the event the asset group does not meet its forecasted projections, additional impairment charges could be recorded in the future.

In addition to the impairment charges discussed above, during the third quarter of fiscal 2023, we also identified indicators of impairment related to our SSI ultrasound imaging business (included in the Breast Health reportable segment). We determined that the fair value of this asset group was approximately zero and the carrying value of the long-lived assets was fully impaired. As a result, we recorded an impairment charge of $26.4 million. The impairment charge was allocated to the long-lived assets and $16.7 million of developed technology assets were written off to cost of product revenues.
Cost of Service and Other Revenues

	Years Ended
	September 28, 2024		September 30, 2023		Change
	Amount	% of Service and Other Revenues	Amount	% of Service and Other Revenues	Amount	%
Cost of Service and Other Revenues	$376.6	48.6%	$389.4	51.9%	$(12.8)	(3.3)%
Service and other revenues gross margin was 51.4% in fiscal 2024 compared to 48.1% in fiscal 2023. The increase in gross margin was primarily due to an increase in lab testing revenue from our Biotheranostics business, which has higher margins than our legacy service business. Additionally, there was a decrease in service department costs related to the extra week in the prior fiscal year and to a lesser extent a decrease in spare parts sales in Breast Health, which have lower gross margins.

Operating Expenses

	Years Ended
	September 28, 2024		September 30, 2023		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$272.8	6.8%	$294.3	7.3%	$(21.5)	(7.3)%
Selling and marketing	585.4	14.5%	595.2	14.8%	(9.8)	(1.6)%
General and administrative	409.4	10.2%	392.4	9.7%	17.0	4.3%
Amortization of acquired intangible assets	29.2	0.7%	28.1	0.7%	1.1	3.9%
Impairment of intangible assets and equipment	5.6	0.1%	44.3	1.1%	(38.7)	**
Contingent consideration fair value adjustments	1.7	—%	(14.9)	(0.4)%	16.6	(111.4)%
Loss on assets held-for-sale	—	—%	51.7	1.3%	(51.7)	**
Restructuring charges	41.1	1.0%	12.0	0.3%	29.1	242.5%
	$1,345.2	33.3%	$1,403.1	34.8%	$(57.9)	(4.1)%
** Percentage not meaningful
Research and Development Expenses. Research and development expenses decreased 7.3% in fiscal 2024 compared to fiscal 2023 primarily due to a decrease in compensation and benefits from lower headcount, primarily in Breast Health and Diagnostics, a decrease in project spend, and the elimination of expenses from our SSI ultrasound business of $11.3 million as a result of its divestiture. To a lesser extent, in the current fiscal year, expenses were lower as the prior year period included an extra week of expenses. These decreases were partially offset by a $10.0 million charge related to the purchase of intellectual property to be used in a development project in Diagnostics that has no future alternative use and a decrease in credits of $7.1 million for funds received from the Biomedical Advanced Research and Development Authority (BARDA) grant to obtain FDA approval of our SARS-CoV-2 in the current fiscal year compared to the prior fiscal year. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses decreased 1.6% in fiscal 2024 compared to fiscal 2023 primarily due to lower spending on advertising and marketing initiatives, primarily from our sponsorship of the Women’s Tennis Association, the elimination of expenses from our SSI ultrasound business of $6.4 million and lower travel expenses partially offset by an increase in compensation from higher headcount internationally as well as incremental expense of $3.0 million from the Endomag acquisition. In addition, the current fiscal year expenses were lower as the prior fiscal year included an extra week of activity.
General and Administrative Expenses. General and administrative expenses increased 4.3% in fiscal 2024 compared to fiscal 2023 primarily due to an increase in compensation and benefits from higher expense from our deferred compensation plan driven by stock market gains, higher salaries from an increase in headcount, an increase in acquisition transaction costs, and an increase in legal expenses related to the BioZorb litigation and other projects as well as the prior fiscal year included a benefit of $7.4 million from a settlement awarded in the Minerva litigation. These increases were partially offset by a decrease of $10.0 million in charitable contributions, an $8.9 million charge recorded in the prior fiscal year for a dispute in connection with terminating the Mobidiag joint venture agreement in China, the elimination of expenses from our SSI ultrasound business of $4.3 million, and lower expenses from one less week of activity.
Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets primarily results from customer relationships and trade names related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 5 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense increased 3.9% in fiscal 2024 compared to fiscal 2023 primarily due to accelerated amortization of customer relationship and trade name intangible assets acquired in the Mobidiag acquisition.

Impairment of Intangible Assets and Equipment. During the second quarter of fiscal 2024, as discussed above, we recorded an impairment charge of $26.8 million related to our BioZorb product line of which $0.9 million was allocated to trade names. During the third quarter of fiscal 2024, as discussed above, we recorded an additional impairment charge related to our BioZorb product line of $13.7 million of which $0.4 million was allocated to trade names. During the first quarter of fiscal 2024, as discussed in Note 2 to the consolidated financial statements, we recorded an impairment charge of $4.3 million to record our only IPR&D asset from the Mobidiag acquisition to fair value. The reduction in fair value was primarily due to a reduction in forecasted revenues and an extension in the timing of completing the project.

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
Contingent Consideration Fair Value Adjustments. In connection with the acquisition of Acessa Health Inc., or Acessa, we were obligated to make contingent earn-out payments based on achieving incremental revenue growth over a three-year period ending annually in December of each of 2021, 2022, and 2023. As of the acquisition date, we recorded a contingent consideration liability for the estimated fair value of the amount we expected to pay to the former shareholders of the acquired business. In the current year, the third and final measurement period was completed, and we recorded a loss of $1.7 million to increase the contingent consideration liability to fair value based on actual revenue results in the final earn-out period. In fiscal 2023, we recorded a gain of $14.9 million to record the liability at its fair value. This reduction in fair value was primarily due to a decrease in forecasted revenues over the remaining measurement period at that time.
Loss on Assets Held-For-Sale. In the prior fiscal year, we recorded a charge of $51.7 million related to our SSI ultrasound imaging assets to record the asset group to fair value less the costs to sell. For additional information, please refer to Note 7 to our consolidated financial statements.
Restructuring Charges. We have implemented various cost reduction initiatives to align our cost structure with our operations and related integration activities. These actions have primarily resulted in the termination of employees and the shutdown of certain facilities. During the first quarter of fiscal 2024, we further refined our strategy for the Mobidiag business and decided to discontinue the manufacture and sale of certain products. This decision resulted in the closure of facilities in Finland and France and moving the development activities and operations to our San Diego, California location. As a result, we recorded impairment charges, accelerated depreciation and severance benefits totaling $31.6 million in fiscal 2024. For additional information, please refer to Note 8 to our consolidated financial statements.
Interest Income

	Years Ended
	September 28, 2024	September 30, 2023	Change
	Amount	Amount	Amount	%
Interest Income	$108.7	$120.5	$(11.8)	(9.8)%
Interest income in fiscal 2024 decreased compared to fiscal 2023 due to lower average cash and investment balances in the current year compared to the prior year, partially offset by higher interest rates in the current year as the U.S. Federal Reserve raised the Federal Funds Rate throughout the majority of our fiscal 2023.
Interest Expense

	Years Ended
	September 28, 2024	September 30, 2023	Change
	Amount	Amount	Amount	%
Interest Expense	$(122.1)	$(111.1)	$(11.0)	9.9%
Interest expense in fiscal 2024 and 2023 primarily consisted of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense increased in fiscal 2024 compared to fiscal 2023 primarily due to the increase in the variable interest rate under our 2021 Credit Agreement and a decrease in amounts received under our interest rate swap agreements primarily due to a decrease in our overall hedged principal amount from $1.0 billion to $500 million and an increase in the fixed rate under those agreements. These decreases were partially offset by a lower principal balance outstanding under our 2021 Credit Agreement as we voluntarily prepaid $250.0 million during the first quarter of fiscal 2024.

Other Income (Expense), net

	Years Ended
	September 28, 2024	September 30, 2023	Change
	Amount	Amount	Amount	%
Other Income (Expense), net	$(4.1)	$(1.7)	$(2.4)	141.2%
In fiscal 2024, this account primarily consisted of net foreign currency exchange losses of $21.0 million, primarily from the mark-to-market of foreign currency contracts used to hedge operating results and to a lesser extent losses of $3.6 million from our Maverix strategic investment that is accounted for under the equity method, partially offset by a gain of $14.9 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains and a gain of $6.3 million from a change in control provision related to a license agreement.
In fiscal 2023, this account primarily consisted of net foreign currency exchange losses of $7.9 million, primarily from the mark-to-market of foreign currency contracts used to hedge operating results, partially offset by a gain of $5.6 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains.
Provision for Income Taxes

	Years Ended
	September 28, 2024	September 30, 2023	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$75.6	$220.1	$(144.5)	(65.7)%

Our effective tax rate for fiscal 2024 was a provision of 8.7%. The effective tax rate for fiscal 2024 was lower than the U.S. statutory tax rate primarily due to a one-time tax benefit of $107.2 million related to a worthless stock deduction on an investment in one of our international subsidiaries recorded in the first quarter of fiscal 2024, the U.S. deduction for foreign derived intangible income, the geographic mix of income earned by the Company’s international subsidiaries, and federal and state tax credits.
Our effective tax rate for fiscal 2023 was a provision of 32.6%. The effective tax rate was higher than the U.S. statutory tax rate primarily due to the tax effect of the SSI ultrasound imaging assets-held-for-sale charge, income tax reserves, the global intangible low-taxed income inclusion, and state income taxes, partially offset by the impact of the U.S. deduction for foreign derived intangible income, and the geographic mix of income earned by our international subsidiaries.

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
Diagnostics

	Years Ended
	September 28, 2024	September 30, 2023	Change
	Amount	Amount	Amount	%
Total Revenues	$1,782.0	$1,880.1	$(98.1)	(5.2)%
Operating Income	$303.1	$193.9	$109.2	56.3%
Operating Income as a % of Segment Revenue	17.0%	10.3%
Diagnostics revenues decreased in fiscal 2024 compared to fiscal 2023 primarily due to the decrease in product revenues discussed above, partially offset by higher lab testing revenue from our Biotheranostics business.

Operating income for this business segment increased in fiscal 2024 compared to fiscal 2023 primarily due to an increase in gross profit and a decrease in operating expenses. Gross margin was 52.7% in the current year compared to 44.7% in the prior year. The increase in gross margin was primarily due to the prior year period included an impairment charge of $162.8 million related to Mobidiag, lower intangible asset amortization expense, lower manufacturing costs from the shut-down of the Mobidiag Finland facility, an increase in sales volume of Women’s Health Aptima and Fusion assays and an increase in Biotheranostics lab testing revenue, which has higher gross margins. These increases were partially offset by lower sales volumes of our SARS-CoV-2 assays, which have a higher gross margin than our core products.
Operating expenses decreased in fiscal 2024 compared to fiscal 2023 as the prior year period included impairment charges of $34.6 million related to Mobidiag and a charge of $8.9 million related to the termination of the Mobidiag joint venture in China as well as an additional week of expenses. In addition, in the current year, we had lower marketing initiatives, R&D project spend, and allocated charitable contributions partially offset by a decrease in BARDA credits of $7.1 million and an increase in restructuring charges of $31.2 million primarily related to Mobidiag.
Breast Health

	Years Ended
	September 28, 2024	September 30, 2023	Change
	Amount	Amount	Amount	%
Total Revenues	$1,522.9	$1,432.7	$90.2	6.3%
Operating Income	$394.5	$273.0	$121.5	44.5%
Operating Income as a % of Segment Revenue	25.9%	19.1%
Breast Health revenues increased in fiscal 2024 compared to fiscal 2023 primarily due to an increase in product and service revenue discussed above.
Operating income for this business segment increased in fiscal 2024 compared to fiscal 2023 primarily due to an increase in gross profit from both an increase in product sales and services and a decrease in operating expenses. Gross margin remained flat at 54.8% in the current year compared to the prior year. Product margin increased primarily due to an increase in sales of 3D Dimensions systems, which have a higher gross margin, lower intangible asset amortization, a slight increase in average selling prices of our biopsy disposables, as well as an increase in prices across multiple products in Europe. Service margin increased from the continued conversion of digital mammography systems to service contracts. Offsetting these improvements to margin was an increase in impairment charges of $22.5 million, as charges related to our BioZorb asset group of $39.2 million that were included in cost of revenues exceeded impairment charges recorded in fiscal 2023 related to the SSI ultrasound imaging business.
Operating expenses decreased in fiscal 2024 compared to fiscal 2023 primarily due to the prior year period included charges related to the SSI ultrasound imaging business comprised of a loss on assets-held-for-sale of $51.7 million and intangible asset impairment charges of $9.7 million as well as lower operating expenses of $22.1 million from the SSI divestiture. Partially offsetting these decreases was incremental operating expenses of $5.9 million from Endomag, and an increase in acquisition expenses, litigation, and commissions from higher sales, partially offset by lower compensation from headcount reductions in R&D, and a reduction in marketing initiatives, research and development project spend, and allocated charitable contributions.
GYN Surgical

	Years Ended
	September 28, 2024	September 30, 2023	Change
	Amount	Amount	Amount	%
Total Revenues	$641.3	$604.2	$37.1	6.1%
Operating Income	$185.5	$188.9	$(3.4)	(1.8)%
Operating Income as a % of Segment Revenue	28.9%	31.3%
GYN Surgical revenues increased in fiscal 2024 compared to fiscal 2023 due to the increase in product revenues discussed above.
Operating income for this business segment decreased in fiscal 2024 compared to fiscal 2023 primarily due to an increase in operating expenses partially offset by an increase in gross profit. Gross margin was 67.3% in the current year, compared to 67.7% in the prior year. The decrease in gross margin was primarily due to product mix of higher volumes of lower margin products, mostly attributable to sales of our Fluent fluid management systems, lower volumes of our NovaSure devices and unfavorable manufacturing variances partially offset by an increase in volume of our MyoSure devices.
Operating expenses increased in fiscal 2024 compared to fiscal 2023 primarily due to the prior year period included a gain of $14.9 million to decrease the Acessa contingent consideration liability to fair value and a $7.4 million settlement awarded to us in the Minerva litigation. Partially offsetting these increases was a decrease in commissions expense and research and development project spend.
Skeletal Health

	Years Ended
	September 28, 2024	September 30, 2023	Change
	Amount	Amount	Amount	%
Total Revenues	$84.1	$113.4	$(29.3)	(25.8)%
Operating Income (Loss)	$(0.5)	$12.6	$(13.1)	104.0%
Operating Income (Loss) as a % of Segment Revenue	(0.6)%	11.1%
Skeletal Health revenues decreased in fiscal 2024 compared to fiscal 2023 primarily due to the decrease in product revenues discussed above.
Operating income decreased in fiscal 2024 compared to fiscal 2023 primarily due to a decrease in gross profit. Gross margin was 28.0% in the current year compared to 32.2% in the prior year. The decrease in gross margin was primarily due to a $6.5 million charge recorded in the current fiscal year to repair certain Horizon DXA units in the field due to a non-conformance matter pertaining to electromagnetic compatibility requirements and to a lesser extent a decrease in volume of Horizon DXA systems due to the temporary stop-ship implemented during the third quarter of fiscal 2024.
Operating expenses were consistent in fiscal 2024 compared to fiscal 2023.
Fiscal Year Ended September 30, 2023 Compared to Fiscal Year Ended September 24, 2022
Discussions of year-to-year comparisons between fiscal 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
LIQUIDITY AND CAPITAL RESOURCES
At September 28, 2024, we had working capital of $2,786.1 million, and our cash and cash equivalents totaled $2,160.2 million. Our cash and cash equivalents balance decreased by $595.5 million during fiscal 2024 principally due to cash used in investing and financing activities primarily related to repurchases of our common stock, debt payments, purchases of available-for-sale securities and a payment made to acquire Endomag, partially offset by cash generated from operating activities.
In fiscal 2024, our operating activities provided cash of $1,285.2 million, primarily due to net income of $789.5 million, non-cash charges for depreciation and amortization aggregating $309.0 million, stock-based compensation expense of $82.3 million, intangible asset impairment charges of $44.8 million, and other adjustments and non-cash items of $45.9 million. These adjustments to net income were partially offset by a decrease in net deferred taxes of $72.1 million primarily due to the amortization of intangible assets and to a lesser extent the capitalization of research expenditures under the tax rules. Cash provided by operations included a net cash inflow of $84.1 million from changes in our operating assets and liabilities. The net cash inflow was primarily driven by a decrease in accounts receivable of $41.0 million primarily related to strong cash collections as we experienced an improvement in days sales outstanding by five days in the fourth quarter of fiscal 2024 compared to the prior year period, an increase in accrued expenses of $73.4 million primarily due to an increase in deferred compensation, employee commissions and benefits, an increase in accounts payable of $22.2 million primarily due to the timing of payments and an increase in deferred revenue of $9.3 million primarily due to billings for annual service contracts under our expanded installed base of digital mammography systems. These cash inflows were partially offset by an increase in prepaid income taxes of $21.7 million primarily due to the timing of tax payments relative to the provision for income taxes and an increase in inventory of $47.4 million to meet expected demand across our primary product lines, the build of Breast Health capital equipment prior to the transfer of manufacturing to Newark, and an increase in Skeletal Health Horizon systems and components as a result of the current stop-ship for nonconformance issues.

In fiscal 2024, our investing activities used cash of $781.0 million primarily due to a payment of $297.3 million to acquire Endomag in the fourth quarter of fiscal 2024, purchases of available-for-sale securities of $267.7 million, capital expenditures of $130.2 million, which primarily consisted of the placement of equipment under customer usage agreements and purchase of manufacturing equipment and building improvements at our Newark and San Diego facilities, $42.5 million for strategic investments and a net payment of $31.1 million related to the sale of our SSI ultrasound imaging business.
In fiscal 2024, our financing activities used cash of $1,108.6 million, primarily due to $835.1 million for repurchases of our common stock, including a $500 million accelerated share repurchase program, $287.5 million for debt principal payments under our 2021 Credit Agreement, including a $250.0 million voluntary prepayment, and $17.4 million for the payment of employee taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash was $37.8 million from our equity plans from the exercise of stock options and issuance of shares under our employee stock purchase plan.
Debt
We had total recorded debt outstanding of $2.53 billion at September 28, 2024, which was comprised of amounts outstanding under our 2021 Credit Agreement of $1.20 billion (principal of $1.20 billion), 2029 Senior Notes of $940.8 million (principal of $950.0 million), and 2028 Senior Notes of $397.6 million (principal of $400.0 million).
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
As of September 28, 2024, there were no borrowings under the 2021 Revolver.
Borrowings under the 2021 Credit Agreement, other than Swing Line Loans, bear interest, at our option, at the Base Rate, at the Term SOFR Rate, at the Alternative Currency Daily Rate, or at the Daily SOFR Rate, in each case plus the Applicable Rate.
The Applicable Rate in regard to the Base Rate, the Term SOFR Rate, the Alternative Currency Daily Rate, the Alternative Currency Term Rate and the Daily SOFR Rate is subject to change depending on the Total Net Leverage Ratio (as defined in the 2021 Credit Agreement). As of September 28, 2024, the interest rate under the 2021 Term Loan was 5.96% per annum.
We are required to make scheduled principal payments under the 2021 Term Loan in increasing amounts, which currently range from $9.375 million per three-month period to $18.75 million per three-month period commencing with the three-month period ending on December 26, 2025. The remaining scheduled balance of $1.085 billion (or such lesser aggregate principal amount of the Term Loans then outstanding) on the 2021 Term Loan and any amounts outstanding under the 2021 Revolver are due at their respective maturities. In addition, subject to the terms and conditions set forth in the 2021 Credit Agreement, we may be required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances (excluding permitted debt) and insurance recoveries (subject to certain reinvestment rights). Certain of the mandatory prepayments are subject to reduction or elimination if certain financial covenants are met. Subject to certain limitations, we may voluntarily prepay any of the 2021 Credit Facilities without premium or penalty. As of September 28, 2024, the outstanding principal balance of the 2021 Term Loan was $1.2 billion.
The 2021 Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities including the requirement we maintain two financial covenants (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each quarter for the previous twelve-month period. As of September 28, 2024, we were in compliance with these covenants.

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
Acquisition
On October 11, 2024, we entered into a definitive agreement to acquire Gynesonics, Inc. (“Gynesonics”) for a purchase price of approximately $350.0 million, subject to working capital and other customary adjustments. Gynesonics, located in Redwood, California, develops a technology intended for diagnostic intrauterine imaging and transcervical treatment of certain symptomatic uterine fibroids, including those associated with heavy menstrual bleeding. Completion of the acquisition is subject to customary closing conditions, including receipt of required regulatory approvals. Gynesonics will be included in the GYN Surgical reportable segment.
Stock Repurchase Program
On September 22, 2022, our Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of our outstanding common stock. As of September 28, 2024, $190.3 million remained authorized for repurchase. Subsequent to September 28, 2024, we repurchased 2.7 million shares of our common stock for total consideration of $217.2 million.
On September 12, 2024, our Board of Directors authorized a new stock repurchase program, with a five-year term, to repurchase up to $1.5 billion of our outstanding stock. This new stock repurchase authorization is in addition to the Company’s prior stock repurchase authorization. As of September 28, 2024, the entire authorization remained unused.
On November 19, 2024, we executed an accelerated share repurchase (ASR) agreement with JPMorgan Chase & Co., (“JP Morgan”) pursuant to which we agreed to repurchase $250 million of our common stock. In connection with the launch of the ASR, on November 20, 2024, we paid JP Morgan an aggregate of $250 million and received approximately 2.5 million shares of our common stock, representing 80% of the transaction value based on our closing share price on November 18, 2024. The final number of shares to be received under the ASR agreement will be determined upon completion of the transaction and will be based on the total transaction value and the volume-weighted average share price of our common stock during the term of the transaction. Final settlement of the transaction is expected to be completed in the second quarter of fiscal 2025.
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
Future Liquidity Considerations
We expect to continue to review and evaluate potential strategic transactions that we believe will complement our current or future business. Subject to the “Risk Factors” set forth in Part I, Item 1A of this Annual Report and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Annual Report, we believe that our cash and cash equivalents, short and long-term investments, cash flows from operations, and the cash available under our 2021 Revolver will provide us with sufficient funds in order to fund our existing commitments and our expected normal operations and debt payments over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our 2021 Credit Agreement, 2028 Senior Notes, and 2029 Senior Notes. These capital requirements could be substantial. Our operating performance may also be affected by matters discussed under the above-referenced Risk Factors set forth elsewhere in this report. These risks, trends and uncertainties may also adversely affect our long-term liquidity.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and the recoverability of our net deferred tax assets and related valuation allowances. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations.
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
Business Combinations
We record tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. Contingent consideration, which is not deemed to be linked to continuing employment, is recorded at fair value measured on the date of acquisition using an appropriate valuation model, such as the

Monte Carlo simulation model. The value recorded is based on estimates of future financial projections under various potential scenarios, in which the model runs many simulations based on comparable companies’ growth rates and their implied volatility. These cash flow projections are discounted with a risk adjusted rate. Each quarter until such contingent amounts are earned, the fair value of the liability is remeasured at each reporting period and adjusted as a component of operating expenses based on changes to the underlying assumptions. The estimates used to determine the fair value of the contingent consideration liability are subject to significant judgment, specifically projected revenues, and given the inherent uncertainties in making these estimates, actual results are likely to differ from the amounts originally recorded and could be materially different.
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
We conducted our fiscal 2024 annual impairment test on the first day of the fourth quarter and utilized the quantitative approach. We used discounted cash flow analyses, or DCF, and market approaches to estimate the fair value of our reporting units as of June 30, 2024 and ultimately used the fair value determined by the DCF in making our impairment test conclusions. We believe we used reasonable estimates and assumptions about future revenue, cost projections, cash flows, discount rates and market multiple as of the measurement date. As a result of completing this analysis, all of our reporting units had fair values exceeding their carrying values.
At September 28, 2024, we believe that our reporting units, with goodwill aggregating $3.4 billion, were not at risk of failing the goodwill impairment test based on our current forecasts and qualitative assessment.
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
Indefinite lived intangible assets, such as IPR&D assets, are initially recorded at fair value and are required to be tested for impairment annually, or more frequently if indicators of impairment are present. The Company’s annual impairment test date is as of the first day of its fourth quarter. We estimate the fair value of IPR&D assets utilizing a DCF and key assumptions are revenue growth rates, timing of completion of the project, costs to complete the project and discount rates. These estimates require significant judgment and adverse changes in assumptions could result in a lower fair value.
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
We also place instruments (or equipment) at customer sites but retain title to the instrument (for example, the ThinPrep Processor, ThinPrep Imaging System, and the Panther and Panther Fusion systems). The customer has the right to use the instrument for a period of time, and then we recover the cost of providing the instrument through the sales of disposables, namely tests and assays in Diagnostics and handpieces in GYN Surgical. These types of agreements include an embedded operating lease for the right to use an instrument and no instrument revenue is recognized at the time of instrument delivery. We recognize a portion of the revenue allocated to the embedded lease concurrent with the sale of disposables over the term of the agreement.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, available-for-sale debt securities, accounts receivable, equity investments, foreign currency derivative contracts, interest rate swap agreements, insurance contracts, accounts payable and debt obligations. Except for our outstanding 2028 and 2029 Senior Notes, the fair value of these financial instruments approximate their carrying amount. The fair value of our 2028 and 2029 Senior Notes was approximately $393.1 million and $882.2 million, respectively, as of September 28, 2024. Amounts outstanding under our 2021 Credit Agreement of $1.2 billion aggregate principal as of September 28, 2024 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
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
As of September 28, 2024, there was $1.20 billion of aggregate principal outstanding under the 2021 Credit Agreement. Since this debt obligation is a variable rate instrument, our interest expense associated with the instrument is subject to change. A hypothetical 10% adverse movement (increase in the SOFR rate) would increase annual interest expense by approximately $3.4 million, which is net of the impact of our interest rate swap hedge. We previously entered into interest rate swap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding under our credit facilities. The critical terms of the interest rate swaps were designed to mirror the terms of our SOFR-based borrowings under the 2021 Credit Agreement, and therefore the interest rate swap is highly effective at offsetting the cash flows being hedged. We designated these derivative instruments as a cash flow hedge of the variability of the Term SOFR-based interest payments on $500 million of principal.
The return from cash and cash equivalents, and our short and long-term investments, which are available-for-sale debt securities, will vary as short-term interest rates change. A hypothetical 100 basis point change in market rates would change annual interest income by approximately $10.4 million based on our current cash and investment balances.
Foreign Currency Exchange Risk. Our international business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.
We conduct business worldwide and maintain sales and service offices outside the U.S. as well as manufacturing facilities in Costa Rica and the United Kingdom. Our international sales are denominated in a number of currencies, primarily the Euro, U.S. dollar, U.K. Pound, Australian dollar, Canadian dollar, Chinese Yuan and Japanese Yen. The majority of our foreign subsidiaries functional currency is the local currency, although certain foreign subsidiaries functional currency is the U.S. dollar based on the nature of their operations or functions. Our revenues denominated in foreign currencies are positively affected when the U.S. dollar weakens against them and adversely affected when the U.S. dollar strengthens. Fluctuations in foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency. We have executed forward foreign currency contracts and foreign currency collars (principally the Japanese yen) to hedge a portion of results denominated in the Euro, U.K. Pound, Australian dollar, Japanese Yen, Canadian dollar and Chinese Yuan. These contracts do not qualify for hedge accounting. As a result, we may experience volatility in our Consolidated Statements of Income due to (i) the impact of unrealized gains and losses reported in other income, net on the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other income, net, whereas the offsetting economic gains and losses are reported in the line item of the underlying cash flow, for example, revenue.
We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Our operating results and certain assets and liabilities that are denominated in foreign currencies are affected by changes in the relative strength of the U.S. dollar against those currencies. Our expenses, denominated in foreign currencies, are positively affected when the U.S. dollar strengthens against those currencies and adversely affected when the U.S. dollar weakens. However, we believe that the foreign currency exchange risk is not significant. We believe a hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material adverse impact on our financial condition or results of operations. During fiscal 2024, we incurred net foreign exchange losses of $21.0 million, net foreign exchange losses of $7.9 million in fiscal 2023 and net foreign exchange gains of $48.5 million in fiscal 2022.

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
As of September 28, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Report of Management on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as amended, as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:
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
Management has assessed the effectiveness of our internal control over financial reporting as of September 28, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Management has excluded from our assessment of and conclusion on the effectiveness of internal control over financial reporting the internal controls of Endomagnetics Ltd acquired on July 25, 2024, which is included in the consolidated financial statements of Hologic, Inc. as of and for the year ended September 28, 2024 and constituted 4.2% and 6.2% of assets and net assets, respectively, as of September 28, 2024 and less than 1% of revenues and pre-tax income for the year then ended.
Subject to the foregoing, based on management’s assessment, we determined that, as of September 28, 2024, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Hologic, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Hologic, Inc.’s internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hologic, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 28, 2024, based on the COSO criteria.
As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Endomagnetics Ltd, which is included in the 2024 consolidated financial statements of the Company and constituted 4.2% and 6.2% of total and net assets, respectively, as of September 28, 2024 and less than 1% of revenues and net income, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Endomagnetics Ltd.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated November 27, 2024 expressed an unqualified opinion thereon.
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
November 27, 2024

Changes in Internal Control Over Financial Reporting
During the quarter ended September 28, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fourth quarter of fiscal 2024, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, and principal accounting officer and controller, and other persons performing similar functions. Our Code of Ethics for Senior Financial Officers is publicly available on our website at investors.hologic.com as Appendix A to our Code of Conduct. We intend to satisfy the disclosure requirement under Item 5.05 of Current Report on Form 8-K regarding an amendment to, or waiver from, a provision of this code by posting such information on our website, at the address specified above. Additionally, we intend to disclose future amendments to certain provisions of the Code of Conduct, and waivers of the Code of Conduct granted to executive officers and directors, on our website, at the address specified above.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of the end of our fiscal year ended September 28, 2024 regarding the shares of our common stock available for grant or granted under stock option plans and equity incentives that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	7,115,264	$55.32	7,472,695
Equity compensation plans not approved by security holders	—	—	—
Total	7,115,264	$55.32	7,472,695
___________
(1)Includes 2,848,339 shares that are issuable upon restricted stock units (RSUs), performance stock units (PSUs) and market stock units (MSUs) vesting. The remaining balance consists of outstanding stock option grants.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Statements of Income for the years ended September 28, 2024, September 30, 2023 and September 24, 2022
Consolidated Statements of Comprehensive Income for the years ended September 28, 2024, September 30, 2023 and September 24, 2022
Consolidated Balance Sheets as of September 28, 2024 and September 30, 2023
Consolidated Statements of Stockholders’ Equity for the years ended September 28, 2024, September 30, 2023 and September 24, 2022
Consolidated Statements of Cash Flows for the years ended September 28, 2024, September 30, 2023 and September 24, 2022
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.
(b) Listing of Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

2.1	Share Purchase Agreement, dated as of April 8, 2021, by and among Hologic, Inc. and certain sellers listed therein (1)	8-K	04/08/2021

3.1	Certificate of Incorporation of Hologic, with amendments	10-K	09/30/2017

3.2	Seventh Amended and Restated Bylaws of Hologic, Inc.	8-K	06/25/2019

4.1	Indenture, dated September 28, 2020, by and among Hologic, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	09/28/2020

4.2	First Supplemental Indenture dated as of May 18, 2021 among Hologic, Inc., The Subsidiary Guarantor Party Hereto and Wells Fargo Bank, National Association, as Trustee	10-K	09/25/2021

4.3	Form of 3.250% Senior Note due 2029 (included in Exhibit 4.2)	8-K	09/28/2020

4.4	Indenture dated January 19, 2018, by and among Hologic, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	01/19/2018

4.5	First Supplemental Indenture dated January 19, 2018, by and among Hologic, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	01/19/2018

4.6	Second Supplemental Indenture dated July 25, 2024, by and among Hologic, Inc., The Subsidiary Guarantors Party Hereto and Computershare Trust Company, National Association, as Trustee	Filed herewith

4.7	Form of 4.625% Senior Note due 2028 (included in Exhibit 4.5)	8-K	01/19/2018

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
4.8	Second Supplemental Indenture dated as of November 9, 2018 among Hologic, Inc., The Subsidiary Guarantor Parties Hereto and Wells Fargo Bank, National Association, as Trustee	10-K	09/25/2021

4.9	Third Supplemental Indenture dated as of January 8, 2019 among Hologic, Inc., the Subsidiary Guarantors Party Hereto and Wells Fargo Bank, National Association, as Trustee	10-K	09/25/2021

4.10	Fourth Supplemental Indenture dated as of March 14, 2019 among Hologic, Inc., The Subsidiary Guarantor Party Hereto and Wells Fargo Bank, National Association, as Trustee	10-K	09/25/2021

4.11	Fifth Supplemental Indenture dated as of May 18, 2021 among Hologic, Inc., the Subsidiary Guarantor Party Hereto and Wells Fargo Bank, National Association, as Trustee	10-K	09/25/2021

4.12	Sixth Supplemental Indenture dated as of July 25, 2024 among Hologic, Inc., The Subsidiary Guarantor Party Hereto and Computershare Trust Company, N.A., as Trustee	Filed herewith

4.13	Description of Securities	10-K	09/28/2019

10.1*	Hologic Amended and Restated 2008 Equity Incentive Plan	8-K	03/10/2023

10.2*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016)	8-K	10/14/2015

10.3*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2017)	8-K	11/09/2016

10.4*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan	10-K	11/21/2023
10.5*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (Outside US) (adopted fiscal 2017)	10-K	11/15/2022

10.6*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2024)	8-K	11/13/2023

10.7*	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan	10-K	11/21/2023

10.8*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2017)	8-K	11/09/2016

10.9*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Outside US) (adopted fiscal 2017)	10-K	11/15/2022

10.10*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2024)	8-K	11/13/2023

10.11*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2021)	8-K	11/06/2020

10.12*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2021)	8-K	11/06/2020

10.13*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2021)	8-K	11/06/2020

10.14*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC – Outside US) (adopted fiscal 2021)	8-K	11/06/2020

10.15*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR – Outside US) (adopted fiscal 2021)	8-K	11/06/2020

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.16*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow – Outside US) (adopted fiscal 2021)	8-K	11/06/2020

10.17*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2022)	8-K	11/04/2021

10.18*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2022)	8-K	11/04/2021

10.19*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2022)	8-K	11/04/2021

10.20*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC – Outside US) (adopted fiscal 2022)	8-K	11/04/2021

10.21*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR – Outside US) (adopted fiscal 2022)	8-K	11/04/2021

10.22*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow – Outside US) (adopted fiscal 2022)	8-K	11/04/2021

10.23*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2023)	8-K	11/04/2022

10.24*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2023)	8-K	11/04/2022

10.25*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2023)	8-K	11/04/2022

10.26*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC – Outside US) (adopted fiscal 2023)	8-K	11/04/2022

10.27*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR – Outside US) (adopted fiscal 2023)	8-K	11/04/2022

10.28*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow – Outside US) (adopted fiscal 2023)	8-K	11/04/2022

10.29*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2024)	8-K	11/13/2023

10.30*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2024)	8-K	11/13/2023

10.31*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2024)	8-K	11/13/2023
10.32*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2025)	8-K	11/08/2024

10.33*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2025)	8-K	11/08/2024

10.34*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2025)	8-K	11/08/2024

10.35*	Hologic, Inc. Amended and Restated 2012 Employee Stock Purchase Plan, as amended	8-K	03/10/2023

10.36*	Hologic Short-Term Incentive Plan, as amended and restated	8-K	11/07/2018

10.37*	Hologic Amended and Restated Deferred Equity Plan	8-K	12/16/2015

10.38*	Hologic, Inc. Amended and Restated Deferred Compensation Program and Amendment No. 1 thereto	10-Q	08/01/2023
10.39*	Rabbi Trust Agreement	10-K	09/28/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.40*	Form of Indemnification Agreement (as executed with each director of Hologic)	8-K	03/06/2009

10.41*	Employment Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic	8-K	12/09/2013

10.42*	Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated September 18, 2015	8-K	09/21/2015

10.43*	Amendment No. 1 to Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated September 24, 2016	10-K	09/24/2016

10.44*	Amendment No. 2 to Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated October 5, 2020	8-K	10/06/2020

10.45*	Change of Control Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic	8-K	12/09/2013

10.46*	Severance and Change of Control Agreement dated July 31, 2018 by and between Karleen M. Oberton and Hologic, Inc.	8-K	07/31/2018

10.47*	Severance and Change of Control Agreement dated February 2, 2015 by and between John M. Griffin and Hologic	10-Q	03/28/2015

10.48*	Amended and Restated Employment Agreement between Jan Verstreken and Hologic dated June 14, 2023	10-Q	08/01/2023

10.49*	Transition Agreement dated December 31, 2023 by and between Hologic, Inc. and Elisabeth (Lisa) Hellmann	10-Q	05/03/2024

10.50*	Severance and Change of Control Agreement dated July 20, 2023 by and between Erik S. Anderson and Hologic, Inc.	10-Q	08/01/2023

10.51*	Severance and Change of Control Agreement dated July 20, 2023 by and between Essex D. Mitchell and Hologic, Inc.	10-Q	08/01/2023

10.52*	Severance and Change of Control Agreement dated July 20, 2023 by and between Jennifer Schneiders and Hologic, Inc.	10-Q	08/01/2023

10.53*	Severance and Change of Control Agreement dated September 19, 2024 by and between Diana De Walt and Hologic, Inc.	Filed herewith

10.54*	Severance and Change of Control Agreement dated January 18, 2024 by and between Hologic, Inc. and Brandon Schnittker	10-Q	05/03/2024

10.55*	Form of RSU Grant Agreement	Filed herewith

10.56	Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership	Cytyc Corporation 10-K	12/31/2003

10.57
First Amendment to that Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership, entered into August 23, 2017, by and between Hines Global REIT Marlborough Campus LLC and Hologic, Inc. (2)

		10-K	09/30/2017

10.58	Second Amendment to Lease dated October 30, 2023 by and between BH GRP TCAM Owner LLC and Hologic, Inc. (3)	Filed herewith

10.59	Third Amendment to Lease dated May 15, 2024 by and between BH GRP TCAM Owner LLC and Hologic, Inc. (3)	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.60	Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated April 23, 2007	10-K	09/29/2007

10.61	Addendum 1 to Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated July 22, 2007 (1) (3)	10-K	09/28/2019

10.62	Addendum 2 to Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated September 22, 2008 (1) (3)	10-K	09/28/2019

10.63	Addendum No. 3 to Current Lease by and Between BCR Fondo de Inversion Inmobiliario and Hologic Surgical Products Costa Rica S.R.L. (2)	10-Q	12/30/2017

10.64	Lease Agreement by and between 445 Simarano Drive, Marlborough LLC and Cytyc dated July 11, 2006	10-K	09/29/2007

10.65	First Amendment to Lease by and between 445 Simarano Drive Marlborough LLC and Hologic, Inc. dated July 14, 2016 (3)	10-K	09/28/2019

10.66	Lease of land situated at Crewe Road, Wythenshawe in the City of Manchester between the Council of the City of Manchester and V.G. Instruments Group Limited dated February 8, 1988 (3)	10-K	09/25/2021

10.67
Amended and Restated Credit and Guaranty Agreement, originally dated May 29, 2015, and amended and restated as of October 3, 2017 among Hologic, Hologic GGO 4 Ltd, each Designated Borrower from time to time party thereto, the Guarantors from time to time party thereto, each Lender from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
		8-K	10/04/2017

10.68	Refinancing Amendment No. 1 dated as of December 17, 2018 to the Amended and Restated Credit and Guaranty Agreement dated as of October 3, 2017	8-K	12/18/2018

10.69	Refinancing Amendment No. 2, dated as of September 27, 2021, to the Amended and Restated Credit and Guaranty Agreement dated as of October 3, 2017, as amended	8-K	09/27/2021

10.70	Refinancing Amendment No. 3, dated as of August 22, 2022, to the Amended and Restated Credit and Guaranty Agreement dated as of October 3, 2017, as amended	10-K	11/15/2023

10.71	Supply Agreement for Panther Instrument System effective November 22, 2006 between Gen-Probe Incorporated and STRATEC Biomedical Systems AG (2)	Gen-Probe 10-Q	09/30/2007

10.72	Amendment No. 1 dated June 1, 2011 to Supply Agreement for Panther Instrument System. (2)	10-K	09/24/2016

10.73	Amendment No. 2 dated February 28, 2013 to Supply Agreement for Panther Instrument System (2)	10-K	09/24/2016

19.0	Hologic, Inc. Insider Trading Policy (as amended June 13, 2024)	Filed herewith

21.1	Subsidiaries of Hologic	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97.1	Hologic, Inc. Amended and Restated Policy on Recoupment (Claw-back) of Incentive-based Compensation	10-K	11/21/2023
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
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
Date: November 27, 2024
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN P. MACMILLAN	Chairman, President and Chief Executive Officer (Principal Executive Officer)	November 27, 2024
STEPHEN P. MACMILLAN

/S/ KARLEEN M. OBERTON	Chief Financial Officer (Principal Financial Officer)	November 27, 2024
KARLEEN M. OBERTON

/S/ BENJAMIN J. COHN	Vice President, Corporate Controller (Principal Accounting Officer)	November 27, 2024
BENJAMIN J. COHN

/S/ AMY M. WENDELL	Lead Independent Director	November 27, 2024
AMY M. WENDELL

/S/ SALLY W. CRAWFORD	Director	November 27, 2024
SALLY W. CRAWFORD

/S/ CHARLES DOCKENDORFF	Director	November 27, 2024
CHARLES DOCKENDORFF

/S/ SCOTT T. GARRETT	Director	November 27, 2024
SCOTT T. GARRETT

/S/ LUDWIG N. HANTSON	Director	November 27, 2024
LUDWIG N. HANTSON

/S/ NANAZ MOHTASHAMI	Director	November 27, 2024
NANAZ MOHTASHAMI

/S/ CHRISTIANA STAMOULIS	Director	November 27, 2024
CHRISTIANA STAMOULIS

/S/ STACEY D. STEWART	Director	November 27, 2024
STACEY D. STEWART

Hologic, Inc.
Consolidated Financial Statements
Years ended September 28, 2024, September 30, 2023 and September 24, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Hologic, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hologic, Inc. (the Company) as of September 28, 2024 and September 30, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 28, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 28, 2024 and September 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 27, 2024 expressed an unqualified opinion thereon.

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

Auditing the revenue recognition for capital equipment sales required auditor judgment because it involves management judgment and estimation associated with the identification of performance obligations within the contracts and the estimation of the standalone selling price of each performance obligation that is based primarily on historical average selling prices.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes to account for capital equipment revenue recognition, including management’s controls over the identification of performance obligations in revenue contracts and the estimation of the standalone selling price for each performance obligation.

To test capital equipment revenue, we performed procedures which included, among others, analytical procedures and the evaluation of whether management’s revenue recognition policies with respect to identification of performance obligations and estimation of standalone selling price associated with such performance obligations are in accordance with ASC 606, Revenue from Contracts with Customers. We tested management’s identification of the performance obligations by performing an independent test of a sample of customer contracts. We tested management’s estimated standalone selling prices for its identified performance obligations primarily based on performing a sensitivity analysis and verifying a sample of historical prices charged for certain products and services included within capital equipment revenue contracts.

Valuation of Intangible Assets acquired in Business Combination
Description of the Matter
As disclosed in Note 5 to the consolidated financial statements the Company completed the acquisition of Endomagnetics Ltd for a total purchase price of $313.9 million in 2024. The transaction was accounted for as a business combination.

Auditing the Company’s accounting for the business combination was complex due to the significant judgment required to estimate the fair value of identified finite-lived intangible assets, which totaled $180.9 million and principally consisted of developed technology related to currently marketed products. The Company used an income approach to determine the fair value of the developed technology intangible assets acquired, which was sensitive to changes in significant assumptions related to estimated discount rates and revenue growth rates. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for the business combination. For example, we tested controls over the identification and valuation of the developed technology intangible assets, including the completeness and accuracy of data within the underlying assumptions used to develop such estimates.

To test the estimated fair value of the developed technology intangibles assets, we performed audit procedures that included, among others, testing the significant assumptions used in the valuation, as described above. We evaluated the completeness and accuracy of the underlying data used in the analysis. For example, we compared the significant assumptions, as described above, to the historical results of the acquired business and to other guideline companies within the same industry. We also performed a sensitivity analysis over the significant assumptions by comparing them to current industry, market and economic trends and to the assumptions used by management to value similar assets in other acquisitions. We involved our valuation professionals to assist with our evaluation of the methodology used by the Company and test significant assumptions, including the discount rate, used in the fair value estimates.

We have served as the Company’s auditor since 2002.

/s/ Ernst & Young LLP

Boston, Massachusetts
November 27, 2024

Hologic, Inc.
Consolidated Statements of Income
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Years Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Revenues:
Product	$3,255.1	$3,279.9	$4,191.2
Service and other	775.2	750.5	671.6
	4,030.3	4,030.4	4,862.8
Costs of revenues:
Product	1,206.2	1,184.3	1,166.1
Amortization of acquired intangible assets	180.5	205.7	295.7
Impairment of intangible assets and equipment	39.2	179.5	17.4
Service and other	376.6	389.4	386.2
Gross profit	2,227.8	2,071.5	2,997.4
Operating expenses:
Research and development	272.8	294.3	283.4
Selling and marketing	585.4	595.2	630.3
General and administrative	409.4	392.4	407.7
Amortization of acquired intangible assets	29.2	28.1	45.2
Impairment of intangible assets and equipment	5.6	44.3	27.7
Contingent consideration fair value adjustments	1.7	(14.9)	(39.5)
Loss on assets held-for-sale	—	51.7	—
Restructuring charges	41.1	12.0	2.4
	1,345.2	1,403.1	1,357.2
Income from operations	882.6	668.4	1,640.2
Interest income	108.7	120.5	12.9
Interest expense	(122.1)	(111.1)	(95.1)
Debt extinguishment loss	—	—	(0.7)
Other income (expense), net	(4.1)	(1.7)	30.9
Income before income taxes	865.1	676.1	1,588.2
Provision for income taxes	75.6	220.1	286.2
Net income	$789.5	$456.0	$1,302.0
Net income per common share:
Basic	$3.35	$1.85	$5.18
Diluted	$3.32	$1.83	$5.13
Weighted average number of shares outstanding:
Basic	235,723	246,772	251,527
Diluted	237,553	248,831	253,845

See accompanying notes.

Hologic, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Net income	$789.5	$456.0	$1,302.0
Changes in foreign currency translation adjustment	53.1	99.2	(224.1)
Changes in unrealized holding gains and losses on available-for-sale securities, net of taxes
Gain recognized, net of taxes	1.6	—	—
Changes in pension plans, net of taxes	(0.3)	0.6	1.0
Gain (loss) recognized, net of tax of $(5.7) in 2024, $(2.9) in 2023, and $13.7 in 2022, for interest rate swaps	(18.3)	(9.2)	44.0
Other comprehensive income (loss)	36.1	90.6	(179.1)
Comprehensive income	$825.6	$546.6	$1,122.9
See accompanying notes.

Hologic, Inc.
Consolidated Balance Sheets
(In millions, except number of shares, which are reflected in thousands, and par value)

	September 28, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,160.2	$2,722.5
Short-term investments	173.4	—
Accounts receivable, less reserves	600.4	625.6
Inventory	679.8	617.6
Prepaid expenses and other current assets	156.2	175.3
Prepaid income taxes	53.3	31.6
Assets held-for-sale - current assets	—	11.9
Total current assets	3,823.3	4,184.5
Property, plant and equipment, net	537.8	517.0
Intangible assets, net	844.6	888.6
Goodwill	3,443.1	3,281.3
Long-term investments	96.4	—
Other assets	410.8	267.9
Total assets	$9,156.0	$9,139.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37.5	$287.0
Accounts payable	203.8	175.2
Accrued expenses	579.7	534.6
Deferred revenue	212.9	199.2
Finance lease obligations	3.3	3.1
Assets held-for-sale - current liabilities	—	8.2
Total current liabilities	1,037.2	1,207.3
Long-term debt, net of current portion	2,497.1	2,531.2
Finance lease obligations, net of current portion	12.2	15.3
Deferred income tax liabilities	59.4	20.2
Deferred revenue, net of current portion	13.8	13.8
Other long-term liabilities	406.3	334.6
Commitments and contingencies (Note 15 and 16)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 301,185 and 299,940 shares issued, respectively	3.0	3.0
Additional paid-in-capital	6,244.2	6,141.2
Retained earnings	2,845.8	2,056.3
Treasury stock, at cost – 69,460 and 58,231 shares, respectively	(3,851.5)	(3,036.0)
Accumulated other comprehensive loss	(111.5)	(147.6)
Total stockholders’ equity	5,130.0	5,016.9
Total liabilities and stockholders’ equity	$9,156.0	$9,139.3
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount
Balance at September 25, 2021	297,306	$3.0	$5,965.8	$298.3	$(59.1)	43,653	$(1,989.4)	$4,218.6
Exercise of stock options	336	—	13.8	—	—	—	—	13.8
Vesting of restricted stock units, net of shares withheld for employee taxes	561	—	(22.9)	—	—	—	—	(22.9)
Common stock issued under the employee stock purchase plan	330	—	19.2	—	—	—	—	19.2
Stock-based compensation expense	—	—	66.7	—	—	—	—	66.7
Net income	—	—	—	1,302.0	—	—	—	1,302.0
Foreign currency translation adjustment	—	—	—	—	(224.1)	—	—	(224.1)
Adjustment to minimum pension liability, net	—	—	—	—	1.0	—	—	1.0
Repurchase of common stock	—	—	—	—	—	7,748	(542.1)	(542.1)
Unrealized gain on interest rate swap	—	—	—	—	44.0	—	—	44.0
Balance at September 24, 2022	298,533	$3.0	$6,042.6	$1,600.3	$(238.2)	51,401	$(2,531.5)	$4,876.2
Exercise of stock options	504	—	21.5	—	—	—	—	21.5
Vesting of restricted stock units, net of shares withheld for employee taxes	555	—	(24.0)	—	—	—	—	(24.0)
Common stock issued under the employee stock purchase plan	348	—	21.5	—	—	—	—	21.5
Stock-based compensation expense	—	—	79.6	—	—	—	—	79.6
Net income	—	—	—	456.0	—	—	—	456.0
Foreign currency translation adjustment	—	—	—	—	99.2	—	—	99.2
Adjustment to minimum pension liability, net	—	—	—	—	0.6	—	—	0.6
Unrealized loss on interest rate swap	—	—	—	—	(9.2)	—	—	(9.2)
Repurchase of common stock	—	—	—	—	—	6,830	(504.5)	(504.5)
Balance at September 30, 2023	299,940	$3.0	$6,141.2	$2,056.3	$(147.6)	58,231	$(3,036.0)	$5,016.9
Exercise of stock options	423	—	16.9	—	—	—	—	16.9
Vesting of restricted stock units, net of shares withheld for employee taxes	473	—	(17.4)	—	—	—	—	(17.4)
Common stock issued under the employee stock purchase plan	349	—	21.2	—	—	—	—	21.2
Stock-based compensation expense	—	—	82.3	—	—	—	—	82.3
Net income	—	—	—	789.5	—	—	—	789.5
Foreign currency translation adjustment	—	—	—	—	53.1	—	—	53.1
Adjustment to minimum pension liability, net	—	—	—	—	(0.3)	—	—	(0.3)
Unrealized gain on available-for-sale securities	—	—	—	—	1.6	—	—	1.6
Unrealized loss on interest rate swap	—	—	—	—	(18.3)	—	—	(18.3)
Accelerated share repurchase agreement	—	—	—	—	—	6,988	(500.0)	(500.0)
Repurchase of common stock(1)	—	—	—	—	—	4,241	(315.5)	(315.5)
Balance at September 28, 2024	301,185	$3.0	$6,244.2	$2,845.8	$(111.5)	69,460	$(3,851.5)	$5,130.0
(1) Includes excise tax on share repurchases.
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended
	September 28, 2024	September 30, 2023	September 24, 2022
OPERATING ACTIVITIES
Net income	$789.5	$456.0	$1,302.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	99.3	89.6	89.2
Amortization of acquired intangible assets	209.7	233.8	340.9
Stock-based compensation expense	82.3	79.6	66.7
Deferred income taxes and other non-cash taxes	(72.1)	(109.1)	(166.2)
Intangible assets and equipment impairment charges	44.8	223.8	45.1
Loss on assets held-for-sale	—	51.7	—
Contingent consideration fair value adjustments	1.7	(14.9)	(39.5)
Debt extinguishment loss	—	—	0.7
Other adjustments and non-cash items	45.9	28.9	32.6
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	41.0	(1.5)	272.3
Inventory	(47.4)	(4.9)	(136.6)
Prepaid income taxes	(21.7)	17.4	(23.3)
Prepaid expenses and other assets	7.3	23.6	384.3
Accounts payable	22.2	(23.0)	(14.4)
Accrued expenses and other liabilities	73.4	(14.2)	(15.8)
Deferred revenue	9.3	14.4	(12.3)
Net cash provided by operating activities	1,285.2	1,051.2	2,125.7
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(297.3)	(5.0)	(158.6)
Sale of business, net of cash disposed	(31.3)	—	—
Purchases of available-for-sale securities	(267.7)	—	—
Capital expenditures	(72.4)	(91.8)	(70.6)
Proceeds from the Department of Defense	—	20.5	75.0
Increase in equipment under customer usage agreements	(57.8)	(58.4)	(56.6)
Strategic investments	(42.5)	(10.0)	—
Purchase of intellectual property	(10.0)	—	—
Other activity	(2.0)	(7.4)	4.5
Net cash used in investing activities	(781.0)	(152.1)	(206.3)
FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	—	—	1,491.2
Repayment of long-term debt	(287.5)	(15.0)	(1,387.5)
Repayments under accounts receivable securitization agreement	—	—	(248.5)
Repayment of acquired long-term debt	—	—	(63.7)
Payment of contingent consideration	(2.6)	(7.6)	(12.2)
Payment of deferred acquisition consideration	—	(0.8)	—
Repurchases of common stock	(835.1)	(474.8)	(542.1)
Net proceeds from issuance of common stock under employee stock plans	37.8	43.0	33.5
Payment of minimum tax withholdings on net share settlements of equity awards	(17.4)	(24.0)	(22.9)
Payments under finance lease obligations	(3.8)	(4.0)	(3.8)
Net cash used in financing activities	(1,108.6)	(483.2)	(756.0)
Effect of exchange rate changes on cash and cash equivalents	8.9	0.3	5.8
Net (decrease) increase in cash and cash equivalents	(595.5)	416.2	1,169.2
Cash and cash equivalents, beginning of period*	2,755.7	2,339.5	1,170.3
Cash and cash equivalents, end of period*	$2,160.2	$2,755.7	$2,339.5
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company assesses the terms of its strategic investments to determine if they meet the definition of a variable interest entity (VIE) and if so, whether the Company has a controlling financial interest. A controlling financial interest occurs if the Company has both the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb the losses of or the right to receive the benefits from the VIE that could potentially be significant to the VIE. The Company’s strategic investments did not meet the controlling financial interest criteria, and therefore the Company did not consolidate any VIEs during fiscal 2024, 2023 or 2022. The Company’s fiscal year ends on the last Saturday in September. Fiscal 2024, 2023 and 2022 ended on September 28, 2024, September 30, 2023 and September 24, 2022, respectively. Fiscal 2023 was a 53-week year and fiscal 2024 and 2022 were 52-week years.
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events recorded in the consolidated financial statements as of and for the year ended September 28, 2024, except as noted below.
On October 11, 2024, the Company entered into a definitive agreement to acquire Gynesonics, Inc. (“Gynesonics”) for a purchase price of approximately $350.0 million, subject to working capital and other customary adjustments. Gynesonics, located in Redwood, California, develops a technology intended for diagnostic intrauterine imaging and transcervical treatment of certain symptomatic uterine fibroids, including those associated with heavy menstrual bleeding. Completion of the acquisition is subject to customary closing conditions, including receipt of required regulatory approvals. Gynesonics will be included in the GYN Surgical reportable segment.
On November 19, 2024, the Company executed an accelerated share repurchase agreement (ASR) with JPMorgan Chase & Co., (“JP Morgan”) pursuant to which the Company agreed to repurchase $250 million of the Company’s common stock. Refer to Note 12 for further discussion.
Management’s Estimates and Uncertainties
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s revenue recognition for multiple performance obligation arrangements, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, accounts receivable reserves, inventory excess and obsolescence reserves, warranty reserves, certain accrued expenses, restructuring and other related charges, contingent liabilities, tax reserves, deferred tax rates and the recoverability of the Company’s net deferred tax assets and related valuation allowances, and stock-based compensation.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including dependence on third-party reimbursements to support the markets of the Company’s products, early stage of development of certain products, rapid technological changes, recoverability of long-lived assets (including intangible assets and goodwill), competition, stability of world financial markets, ability to obtain regulatory approvals, changes in the regulatory environment, limited number of suppliers, customer concentration, integration of acquisitions, substantial indebtedness, government regulations, management of international activities, protection of proprietary rights, patent and other litigation, dependence on contract manufacturers, supply chain constraints, inflation and interest rates, and dependence on key individuals.
Cash Equivalents
The Company classifies all highly liquid investments with stated maturities of three months or less from the date of purchase as cash equivalents. Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition.
Investments
Investments in debt securities are classified as available-for-sale and are reported at estimated fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. The Company determines the appropriate classification of its investment in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company reviews its investments for impairment and adjusts these investments to fair value through earnings, as required.
Strategic Investments
The majority of the Company’s strategic investments are in non-marketable equity securities, which are measured at cost, less any impairment, adjusted to fair value for any observable price changes in orderly transactions for identical or similar investments of the same issuer. Investments in entities for which the Company has the ability to exercise significant influence are accounted for under the equity method if the Company holds less than 50 percent of the voting stock and the entity is not a VIE in which the Company is the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) Topic 323, Investments - Equity Method and Joint Ventures. The Company records these investments initially at cost and adjusts the carrying amount to reflect its proportional share of the earnings or losses of the investee. Refer to Note 6 for additional details on strategic investment balances.
Concentrations of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, available-for-sale debt securities, equity investments and trade accounts receivable. The Company invests its cash, cash equivalents and available-for-sale debt securities with high credit quality financial institutions.
The Company’s customers are principally located in the U.S., Europe and Asia. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the healthcare industry, as well as global economic conditions, management does not believe significant credit risk exists as of September 28, 2024. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the healthcare industry. The Company maintains an allowance for doubtful accounts based on accounts past due and historical collection experience.
There were no customers with a balance greater than 10% of accounts receivable as of September 28, 2024 and September 30, 2023. There were no customers that represented greater than 10% of consolidated revenues for fiscal years 2024, 2023 and 2022.
Concentration of Suppliers
The Company purchases certain components of its products from a single or small number of suppliers. A change in or loss of these suppliers could cause a delay in filling customer orders and a possible loss of sales, which could adversely affect results of operations.
Supplemental Cash Flow Statement Information

	Years Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Cash paid during the period for income taxes	$137.9	$296.1	$36.2
Cash paid during the period for interest	$117.1	$105.4	$99.7
Non-Cash Financing Activities:
Fair value of contingent consideration at acquisition	$—	$1.1	$—
Cash paid for income taxes presented above is net of tax refunds of $19.6 million, $39.3 million and $430.4 million for fiscal years 2024, 2023 and 2022, respectively. The fiscal 2024 and 2023 refunds received primarily related to tax filings and over-payments made in the ordinary course of business, while the fiscal 2022 refunds were primarily related to federal and state loss carryback claims.
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
Inventories consisted of the following:

	September 28, 2024	September 30, 2023
Raw materials	$251.4	$238.6
Work-in-process	62.0	66.3
Finished goods	366.4	312.7
	$679.8	$617.6

Property, Plant and Equipment
Property, plant and equipment is recorded at cost less accumulated depreciation and impairments. The straight-line method of depreciation is used for all property and equipment.
Property, plant and equipment consisted of the following:

	Estimated Useful Life	September 28, 2024	September 30, 2023
Equipment	3–10 years	$378.1	$380.0
Equipment under customer usage agreements	3–8 years	523.1	508.1
Buildings and improvements	20–35 years	247.1	230.0
Leasehold improvements	Shorter of the Original Lease Term or Estimated Useful Life	44.0	44.4
Land		40.8	41.1
Furniture and fixtures	5–7 years	24.6	19.2
Finance lease right-of-use asset		8.8	8.2
		1,266.5	1,231.0
Less - accumulated depreciation and amortization		(728.7)	(714.0)
		$537.8	$517.0

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
In September 2020 and October 2020, the Company was awarded grants of $7.6 million and $119.3 million, respectively, from the Department of Defense Joint Acquisition Task Force (“DOD”) to expand production capacity for the Company's two SARS-CoV-2 assays. These grants were specifically to fund capital equipment and labor investments to increase manufacturing capacity to enable the Company to provide a certain amount of COVID-19 tests per month for the U.S. market. The Company accounted for the funds received under these grants as a reimbursement of the purchased capital equipment. The Company procured and paid for the capital equipment and necessary resources to build out its facility and construct the manufacturing lines to meet the requirements specified in the grant agreement. Subsequent to the Company paying for the capital equipment, the DOD reimbursed the Company upon it meeting certain requirements. However, the DOD retained title to the assets purchased under the agreement, and title was transferred to the Company upon meeting certain milestones of the manufacturing efforts and obtaining approval from the DOD that the respective milestone had been met. As of the end of fiscal 2022, the Company had completed all milestones under the agreement and was awaiting approval by the DOD. During the second quarter of fiscal 2023, the Company received the final DOD approvals and the final payment from the DOD of $20.5 million, which was recorded as a reduction of the cost basis of the purchased equipment. As of September 30, 2023, no amounts were awaiting approval and all defined milestones were completed. In fiscal 2022, the Company received $75.0 million from the DOD for reimbursement of capital equipment, which was recorded as a reduction of the cost basis of the purchased equipment. In addition, a portion of the DOD grant funded expenditures in connection with the project that did not qualify for capitalization and was recorded as a reduction to expenses, which was $7.6 million in fiscal 2022.
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
Intangible assets consisted of the following:

	September 28, 2024		September 30, 2023
Description	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,567.0	$3,834.0	$4,411.0	$3,649.5
In-process research and development	25.1	—	25.7	—
Customer relationships	609.7	569.8	600.0	550.6
Trade names	260.3	224.5	253.6	212.8
Total acquired intangible assets	$5,462.1	$4,628.3	$5,290.3	$4,412.9

Internal-use software	25.7	20.5	24.0	17.8
Capitalized software embedded in products	30.2	24.6	27.7	22.7
Total intangible assets	$5,518.0	$4,673.4	$5,342.0	$4,453.4
During the second quarter of fiscal 2024, in connection with commencing its company-wide annual strategic planning process, the Company identified indicators of impairment in its BioZorb product line, which was part of the Focal acquisition. As a result, the Company performed an undiscounted cash flow analysis pursuant to ASC 360 to determine if the cash flows expected to be generated by the BioZorb product line over the remaining estimated useful life of the primary asset were sufficient to recover the carrying value of the asset group. Based on this analysis, the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets. Therefore, the Company was required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value of the asset group, the Company utilized the income approach, which is based on a discounted cash flow (DCF) analysis and calculated the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Based on this analysis, the fair value of the BioZorb asset group was below its carrying value and the Company recorded an impairment charge of $26.8 million during the second quarter of fiscal 2024. The impairment charge was allocated to the long-lived assets on a pro-rata basis as follows: $25.9 million to developed technology and $0.9 million to trade names, which reduced the carrying value of the assets to $13.9 million and $0.5 million respectively.
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
As a result, the Company identified indicators of impairment and performed an undiscounted cash flow analysis pursuant to ASC 360 to determine if the cash flows expected to be generated by the Mobidiag business over the estimated remaining useful life of its primary assets were sufficient to recover the carrying value of the asset group. Based on this analysis the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets. As a result, the Company was required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value of the asset group, the Company utilized the income approach, which was based on a DCF analysis. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows were based on the Company's most recent strategic plan at that time and for periods beyond the strategic plan, the Company's estimates were based on assumed growth rates expected as of the measurement date. The Company believed its assumptions were consistent with the plans and estimates that a market participant would use to manage the business. The discount rate used was intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the asset group. The Company used a discount rate of 17.0%. Based on this analysis, the fair value of the Mobidiag asset group was below its carrying value. Prior to calculating and allocating the impairment charge, the Company assessed the only in-process research and development intangible asset in this asset group for impairment. The Company determined the fair value of this indefinite-lived asset utilizing the DCF model and recorded a $10.5 million impairment charge, reducing the fair value of this asset to $26.5 million. The reduction in fair value of this asset was primarily due to a reduction in forecasted revenues and a delay in the timing of completing the project to focus on other projects.
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

During the fourth quarter of fiscal 2022, the Company performed its annual impairment test of its Mobidiag IPR&D intangible asset. The Company determined the fair value of the asset utilizing a DCF model and recorded a $27.7 million impairment charge. The reduction in fair value was due to an increase in the discount rate from higher interest rates, a reduction in forecasted revenues and timing of completing the project. During the fourth quarter of fiscal 2022, the Company identified a certain product line associated with the Focal Therapeutics, Inc. acquisition that would no longer be commercially sold. As a result, the Company recorded an impairment charge to write-off a developed technology asset of $8.2 million. During the third quarter of fiscal 2022, the Company identified certain product lines associated with the Faxitron Bioptics, LLC acquisition that would no longer be commercially sold. As a result, the Company recorded an impairment charge to write-off the developed technology assets of $9.2 million.
Amortization expense related to developed technology is classified as cost of product revenues—amortization of intangible assets. Amortization expense related to customer relationships and trade names is classified as a component of amortization of intangible assets within operating expenses.
The estimated amortization expense at September 28, 2024 for each of the five succeeding fiscal years was as follows:

Fiscal 2025	$199.3
Fiscal 2026	$169.2
Fiscal 2027	$82.1
Fiscal 2028	$79.0
Fiscal 2029	$72.9
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
The Company conducted its fiscal 2024 impairment test for its reporting units on the first day of the fourth quarter, and as noted above used DCF and market approaches to estimate the fair value of its reporting units as of June 30, 2024, and ultimately used the fair value determined by the DCF approach in making its impairment test conclusions. As a result of completing this analysis, all of the Company's reporting units had fair values exceeding their carrying values.
At September 28, 2024, the Company believes that its reporting units, with goodwill aggregating $3.4 billion, were not at risk of failing the goodwill impairment test based on its current forecasts and qualitative assessment.

The Company conducted its fiscal 2023 and 2022 impairment tests for its reporting units on the first day of the fourth quarter of its respective fiscal year, and as noted above used DCF and market approaches to estimate the fair value of its reporting units as of the measurement date, and ultimately used the fair value determined by the DCF approach in making its impairment test conclusions. As a result of completing these analyses, all of the Company's reporting units had fair values exceeding their carrying values.
A rollforward of goodwill activity by reportable segment from September 30, 2023 to September 28, 2024 is as follows:

	Diagnostics	Breast Health	GYN Surgical	Skeletal Health	Total
Balance at September 30, 2023	$1,351.6	$787.8	$1,133.9	$8.0	$3,281.3
Endomag acquisition	—	138.9	—	—	138.9
Foreign currency and other adjustments	14.2	7.9	0.8	—	22.9
Balance at September 28, 2024	$1,365.8	$934.6	$1,134.7	$8.0	$3,443.1
Other Assets
Other assets consisted of the following:

	September 28, 2024	September 30, 2023
Other Assets
Tax receivable	$37.5	$33.0
Operating lease right of use assets	92.2	62.7
Life insurance contracts	71.0	56.1
Deferred tax assets	128.8	56.6
Strategic investments	54.3	15.5
Other	27.0	44.0
	$410.8	$267.9
Life insurance contracts were purchased in connection with the Company’s Nonqualified Deferred Compensation Plan (“DCP”) and are recorded at their cash surrender value (see Note 14 for further discussion).
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
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830, Foreign Currency Matters. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is determined based on the guidance in ASC 830. The majority of the Company's foreign subsidiaries' functional currency is the applicable local currency, although certain of the Company's foreign subsidiaries' functional currency is the U.S. dollar based on the nature of their operations or functions. Assets and liabilities of subsidiaries whose functional currency is the local currency are translated at the exchange rate in effect at each balance sheet date. Before translation, the Company re-measures foreign currency denominated assets and liabilities, including inter-company accounts receivable and payable, into the functional currency of the respective entity, resulting in unrealized gains or losses recorded in other income (expense), net, in the Consolidated Statements of Income. Revenues and expenses are translated using average exchange rates during the respective period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss), which is a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are included in other income (expense), net, in the Consolidated Statements of Income. During fiscal years 2024, 2023 and 2022, the Company recorded net foreign exchange (losses) gains of $(21.0) million, $(7.9) million, and $48.5 million, respectively.
Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) includes certain transactions that have generally been reported in the statement of stockholders’ equity. The following tables summarize the components and changes in accumulated balances of other comprehensive loss for the periods presented:

	Year Ended September 28, 2024					Year Ended September 30, 2023
	Foreign Currency Translation	Pension Plan	Available-for-sale debt securities	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Pension Plan	Hedged Interest Rate Swaps	Total
Beginning Balance	$(168.0)	$0.3	$—	$20.1	$(147.6)	$(267.2)	$(0.3)	$29.3	$(238.2)
Other comprehensive income (loss) before reclassifications	53.1	(0.3)	1.6	(18.3)	36.1	99.2	0.6	(9.2)	90.6
Ending Balance	$(114.9)	$—	$1.6	$1.8	$(111.5)	$(168.0)	$0.3	$20.1	$(147.6)
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
In fiscal 2019, the Company entered into an interest rate swap contract with an effective date of December 23, 2020 and a termination date of December 17, 2023 to hedge a portion of its variable rate debt. On August 25, 2022, the interest rate swap agreement was restructured (consistent with the 2021 Credit Agreement; see Note 9) to convert the benchmark interest rate from LIBOR to the SOFR rate effective September 23, 2022 with a termination date of December 17, 2023. The Company applied the practical and optional expedients in ASC 848, Reference Rate Reform, in evaluating the impact of modifying the contract, which resulted in no change to the accounting for this derivative contract. The notional amount of this swap was $1.0 billion. The restructured interest rate swap fixed the SOFR component of the variable interest rate on $1.0 billion of the notional amount under the 2021 Credit Agreement at 1.23%. The critical terms of the restructured interest rate swap were designed to mirror the terms of the Company’s SOFR-based borrowings under the 2021 Credit Agreement and therefore were highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the SOFR-based interest payments on $1.0 billion of principal. Therefore, changes in the fair value of the swap were recorded in AOCI. The contract expired during the first quarter of fiscal 2024.
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
The changes in the fair value of the swaps are recorded in AOCI and net of taxes were a loss of $18.3 million, a loss of $9.2 million and a gain of $44.0 million, respectively, for fiscal years 2024, 2023, and 2022, respectively. The fair value of these derivative instruments was in an asset position of $2.9 million as of September 28, 2024.
Forward Foreign Currency Contracts, Foreign Currency Option Contracts
The Company enters into forward foreign currency exchange contracts and foreign currency option contracts (including collars) to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company's cash and operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the U.K. Pound, the Australian dollar, the Canadian dollar, the Chinese Yuan and the Japanese Yen. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The Company uses collars and forward contracts as part of its foreign currency hedging strategy to manage the risk associated with fluctuations in foreign currency exchange rates. Collars, which are a combination of a put and call option, limit the range of possible positive or negative returns on an underlying exposure to a specific range. The contracts are generally for periods of one year or less. The Company did not elect hedge accounting for these contracts. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net.
Realized and unrealized gains and losses from these contracts, which were the only derivative contracts not designated for hedge accounting, for the years ended September 28, 2024, September 30, 2023, and September 24, 2022 were as follows:

	Years Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Amount of realized gain (loss) recognized in income
Forward foreign currency contracts	$3.9	$1.3	$68.5
Foreign currency option contracts	—	(4.0)	—
	$3.9	$(2.7)	$68.5
Amount of unrealized (loss) gain recognized in income
Forward foreign currency contracts	$(20.9)	$(7.5)	$14.7
Foreign currency option contracts	0.8	(5.5)	5.5
	$(20.1)	$(13.0)	$20.2
Amount of gain (loss) recognized in income
Total	$(16.2)	$(15.7)	$88.7
As of September 28, 2024, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and are used to hedge forecasted transactions denominated in the Euro, U.K. pound, Australian dollar, Canadian dollar, Chinese Yuan and Japanese Yen with an aggregate notional amount of $378.5 million.
Financial Instrument Presentation
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of September 28, 2024:

	Balance Sheet Location	September 28, 2024	September 30, 2023
Assets:
Derivative instrument designated as a cash flow hedge:
Interest rate swap contracts	Prepaid expenses and other current assets	$3.1	$16.2
Interest rate swap contracts	Other assets	—	10.7
		$3.1	$26.9

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$—	$8.4
Foreign currency option contracts	Prepaid expenses and other current assets	0.8	—
		$0.8	$8.4
Liabilities:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contracts	Other long-term liabilities	0.2	—
Total		$0.2	$—
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$12.6	$—

The following table presents the unrealized gain (loss) recognized in AOCI related to the interest rate caps and interest rate swap for the following reporting periods:

	Years Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Amount of (loss) gain recognized in other comprehensive income (loss), net of taxes:
Interest rate swap	$(18.3)	$(9.2)	$44.0
Total	$(18.3)	$(9.2)	$44.0
Trade Receivables and Allowance for Credit Losses
The Company applies ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) to its trade receivables and allowances for credit losses, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The expected credit losses are developed using an estimated loss rate method that considers historical collection experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The estimated loss rates are applied to trade receivables with similar risk characteristics such as the length of time the balance has been outstanding and the location of the customer. In certain instances, the Company may identify individual trade receivable assets that do not share risk characteristics with other trade receivables, in which case the Company records its expected credit losses on an individual asset basis. For example, potential adverse changes to customer liquidity from new macroeconomic events, such as pandemics and inflation, must be taken into consideration. To date, the Company has not experienced significant customer payment defaults, or identified other significant collectability concerns. In connection with assessing credit losses for individual trade receivable assets, the Company considers significant factors relevant to collectability including those specific to the customer such as bankruptcy, length of time an account is outstanding, and the liquidity and financial position of the customer. If a trade receivable asset is evaluated on an individual basis, the Company excludes those assets from the portfolios of trade receivables evaluated on a collective basis.
The following is a rollforward of the allowance for credit losses for fiscal 2024, 2023 and 2022:

	Balance at Beginning of Period	Charged to Costs and Expenses	Write- offs and Payments	Balance at End of Period
Period Ended:
September 28, 2024	$38.5	$5.7	$(2.8)	$41.4
September 30, 2023	$37.7	$3.7	$(2.9)	$38.5
September 24, 2022	$40.5	$4.2	$(7.0)	$37.7
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
A reconciliation of basic and diluted share amounts for fiscal 2024, 2023, and 2022 was as follows:

	September 28, 2024	September 30, 2023	September 24, 2022
Basic weighted average common shares outstanding	235,723	246,772	251,527
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock units	1,830	2,059	2,318
Diluted weighted average common shares outstanding	237,553	248,831	253,845
Weighted-average anti-dilutive shares related to:
Outstanding stock options and restricted stock units	1,171	981	1,049
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
Product warranty activity for fiscal 2024 and 2023 was as follows:

	Balance at Beginning of Period	Provisions	Acquired	Settlements/ Adjustments	Balance at End of Period
Period ended:
September 28, 2024	$8.3	$9.0	$0.1	$(7.5)	$9.9
September 30, 2023	$8.0	$6.8	$0.8	$(7.3)	$8.3
Advertising Costs
Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $22.6 million, $31.4 million and $78.1 million for fiscal 2024, 2023 and 2022, respectively, and were included in selling and marketing expense in the Consolidated Statements of Income. The higher advertising costs in fiscal 2022 was primarily due to the Company's agreement to be a sponsor of the Women's Tennis Association and related structure of the arrangement and the production and airing of its Super Bowl commercial in February 2022.
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

	Years Ended
	September 28, 2024			September 30, 2023			September 24, 2022
Business (in millions)	United States	Intl.	Total	United States	Intl.	Total	United States	Intl.	Total
Diagnostics:
Cytology & Perinatal	$283.3	$195.9	$479.2	$297.4	$183.2	$480.6	$300.4	$174.3	$474.7
Molecular Diagnostics	999.1	273.4	1,272.5	1,061.0	300.7	1,361.7	1,694.5	816.9	2,511.4
Blood Screening	30.3	—	30.3	37.8	—	37.8	32.4	—	32.4
Total	1,312.7	469.3	1,782.0	1,396.2	483.9	1,880.1	2,027.3	991.2	3,018.5

Breast Health:
Breast Imaging	932.9	277.8	1,210.7	884.0	260.2	1,144.2	735.1	216.5	951.6
Interventional Breast Solutions	244.6	67.6	312.2	232.6	55.9	288.5	222.1	54.1	276.2
Total	1,177.5	345.4	1,522.9	1,116.6	316.1	1,432.7	957.2	270.6	1,227.8

GYN Surgical	482.5	158.8	641.3	475.3	128.9	604.2	423.8	99.1	522.9

Skeletal Health	51.4	32.7	84.1	69.9	43.5	113.4	59.6	34.0	93.6
Total	$3,024.1	$1,006.2	$4,030.3	$3,058.0	$972.4	$4,030.4	$3,467.9	$1,394.9	$4,862.8

	Years Ended
Geographic Regions (in millions)	September 28, 2024	September 30, 2023	September 24, 2022
United States	$3,024.1	$3,058.0	$3,467.9
Europe	532.7	520.3	888.5
Asia-Pacific	259.6	255.7	359.7
Rest of World	213.9	196.4	146.7
	$4,030.3	$4,030.4	$4,862.8

The following table provides revenue recognized by source:

	Years Ended
Revenue by type (in millions)	September 28, 2024	September 30, 2023	September 24, 2022
Disposables	$2,490.2	$2,539.4	$3,603.6
Capital equipment, components and software	764.9	740.5	587.6
Service	758.2	730.5	652.4
Other	17.0	20.0	19.2
	$4,030.3	$4,030.4	$4,862.8

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
Remaining Performance Obligations
As of September 28, 2024, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $861.1 million. These remaining performance obligations primarily relate to support and maintenance obligations and extended warranty in the Company's Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 47.6% of this amount as revenue in 2025, 28.6% in 2026, 14.5% in 2027, 6.2% in 2028, and 3.1% thereafter. As permitted, the Company does not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.
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
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company's Breast Health and Skeletal Health reportable segments. Contract liabilities are classified as other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. The Company recognized revenue of $134.4 million and $132.7 million in the years ended September 28, 2024 and September 30, 2023, respectively, that was included in the contract liability balance at September 30, 2023 and September 24, 2022, respectively.
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
Lessee Activity - Leases where Hologic is the Lessee
The majority of the Company's facilities are occupied under operating lease arrangements with various expiration dates through 2035, some of which include options to extend the term of the lease, and some of which include options to terminate the lease within one year. The Company has operating leases for office space, land, warehouse and manufacturing space, vehicles and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet and expense for these leases is recognized on a straight-line basis over the lease term. In accordance with ASC 842, for leases executed in fiscal 2020 and later, the Company accounts for the lease components and the non-lease components as a single lease component. The Company's leases have remaining lease terms of one year to approximately 11 years, some of which may include options to extend the leases for up to 10 years and some include options to terminate early. These options have been included in the determination of the lease liability when it is reasonably certain that the option will be exercised. The Company does not have any leases that include residual value guarantees.

The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. The right-of-use assets and related liabilities for operating leases are included in other assets, accrued expenses, and other long-term liabilities in the Consolidated Balance Sheet as of September 28, 2024.
Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease contract. Operating and finance lease liabilities and their corresponding right-of-use assets are recorded based on the present value of fixed lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the incremental borrowing rate, which is the estimated rate that would be incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The weighted average discount rate utilized on the Company's operating and finance lease liabilities as of September 28, 2024 was 4.92%.
The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

		September 28, 2024		September 30, 2023
	Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Assets
Lease right-of-use assets	Other assets	$92.2	$—	$62.7	$—
Finance lease right-of-use assets (non-current)	Property, plant and equipment, net	$—	$5.0	$—	$5.6
Liabilities
Operating lease liabilities (current)	Accrued expenses	$24.0	$—	$20.4	$—
Finance lease liabilities (current)	Finance lease obligations - short term	$—	$3.3	$—	$3.1
Operating lease liabilities (non-current)	Other long-term liabilities	$83.9	$—	$47.1	$—
Finance lease liabilities (non-current)	Finance lease obligations - long term	$—	$12.2	$—	$15.3
The following table presents the weighted average remaining lease term and discount rate information related to the Company's operating and finance leases:

	As of September 28, 2024		As of September 30, 2023
	Operating Leases	Finance Lease	Operating Leases	Finance Lease
Weighted average remaining lease term	5.92	4.83	4.18	5.69
Weighted average discount rate	5.0%	4.1%	2.9%	4.2%
The following table provides information related to the Company’s operating and finance leases:

	Year Ended September 28, 2024	Year Ended September 30, 2023
Operating lease cost (a)	$41.3	$29.9
Finance lease cost - amortization of right-of-use assets	$0.7	$0.7
Finance lease cost - interest cost	$0.8	$0.8
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$0.7	$0.9
Operating cash flows from operating leases	$26.1	$28.3
Financing cash flows from finance leases	$3.8	$4.0
Total cash paid for amounts included in the measurement of lease liabilities	$30.6	$33.2

ROU assets arising from entering into new operating lease obligations (b)	$60.4	$15.7
ROU assets arising from entering into new finance lease obligations	$—	$—
(a) Includes short-term lease expense and variable lease costs, which were immaterial for the year ended September 28, 2024. During the first quarter of fiscal 2024, in conjunction with the strategy change to move the Mobidiag development activities and operations to the Company’s San Diego, California location, the Company recorded a lease asset impairment charge of $12.5 million. Please refer to Footnote 8 for additional details.
(b) During fiscal 2024, the Company renewed two leases at the Company’s Marlborough, Massachusetts locations in the amount of $23.3 million and $8.4 million for a term of 10 years and 5 years, respectively.
The following table presents the future minimum lease payments under non-cancellable operating lease liabilities and finance leases as of September 28, 2024:

Fiscal Year	Operating Leases	Finance Leases
2025	$28.7	$3.8
2026	25.1	3.8
2027	20.8	4.0
2028	14.4	3.0
2029	8.0	0.6
Thereafter	29.6	1.7
Total future minimum lease payments	126.6	16.9
Less: imputed interest	(18.7)	(1.4)
Present value of lease liabilities	$107.9	$15.5
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
In connection with the disposition of the Medical Aesthetics business in fiscal 2020, the Company entered into an agreement to sublease to Cynosure its U.S. headquarters and manufacturing location. As such, the Company derecognized $10.2 million for the right-of-use asset for the finance lease and recorded a lease receivable, which is $10.4 million as of September 28, 2024.
The Company leases a portion of a building it owns and subleases some of its rented facilities and received aggregate rental income of $1.5 million, $1.1 million and $2.8 million in fiscal 2024, 2023 and 2022, respectively, which has been recorded as an offset to operating lease costs. The future minimum annual rental income payments under these lease and sublease agreements at September 28, 2024 are as follows:

Fiscal 2025	$1.2
Fiscal 2026	1.1
Fiscal 2027	1.1
Fiscal 2028	0.8
Fiscal 2029	0.4
Thereafter	0.6
Total	$5.2
5. Business Combinations
Fiscal 2024 Acquisitions
Endomag
On July 25, 2024, the Company completed the acquisition of Endomagnetics Ltd (“Endomag”) for a purchase price of $313.9 million. Endomag, located in the U.K., develops and sells breast surgery localization and lymphatic tracing technologies. Endomag’s results of operations are reported in the Company's Breast Health reportable segment from the date of acquisition.
The purchase price was allocated to Endomag's preliminary tangible and identifiable intangible assets and liabilities based on their preliminary estimated fair values as of July 25, 2024, as set forth below.

Cash	$16.2
Accounts receivable	5.5
Inventory	14.9
Other assets	7.0
Accounts payable and accrued expenses	(22.6)
Identifiable intangible assets:
Developed technology	180.9
Trade names	7.4
Customer relationship	6.5
In-process research and development	3.0
Deferred income taxes, net	(43.8)
Goodwill	138.9
Purchase Price	$313.9
In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Endomag’s business. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the valuation of acquired assets and liabilities.
As part of the preliminary purchase price allocation, the Company determined the identifiable intangible assets are developed technology, trade names, customer relationship and in-process research and development project. The preliminary fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 15.0% rate. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.
The developed technology assets are comprised of know-how, patents and technologies embedded in Endomag’s products and relate to currently marketed products. The developed technology assets comprise the primary product families under the Sentimag, Magseed and Magtrace technology platforms.
The preliminary estimate of the weighted average life for the developed technology assets was 11 years, for customer relationships was 12 years and trade name assets was 11 years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the amount of goodwill were primarily based on anticipated strategic and synergistic benefits that are expected to be realized from the Endomag acquisition. These benefits include expanding the Company’s breast care portfolio and utilizing Breast Health’s sales and regulatory expertise to drive adoption and revenue growth. None of the goodwill is expected to be deductible for income tax purposes.
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
Contingent Consideration
The Company’s primary contingent consideration liability was related to its acquisition of Acessa Health, Inc. (“Acessa”), which was acquired in August 2020. Acessa developed the Acessa ProVu laparoscopic radiofrequency ablation system. The Company estimated the fair value of this liability to be $81.8 million as of the acquisition date. The contingent payments were based on a multiple of annual incremental revenue growth over a three-year period ending annually in December of each of 2021, 2022, and 2023. There was no maximum earnout. Pursuant to ASC 805, the Company recorded its estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections of Acessa, revenue growth rates of comparable companies, implied volatility and applying a risk adjusted discount rate. Each quarter the Company was required to remeasure the fair value of the liability as assumptions change, and such adjustments were recorded in operating expenses. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820. This fair value measurement was directly impacted by the Company's estimate of future incremental revenue growth of the business. Accordingly, if actual revenue growth were higher or lower than the estimates within the fair value measurement, the Company would record additional charges or gains. During the first quarter of fiscal 2024, the third and final measurement period was completed, and the Company recorded a loss of $1.7 million to increase the contingent consideration liability to fair value based on actual revenue results in the final earn-out period. The Company made a final payment of $2.6 million during the second quarter of fiscal 2024.
During 2023, the Company remeasured the contingent consideration liability and recorded a gain of $14.9 million to record the liability to fair value. The reduction in fair value was due to a decrease in forecasted revenues over the remaining measurement period. The Company paid $7.6 million for the second earnout period. During fiscal 2022, the Company remeasured the contingent consideration and recorded a gain of $39.5 million to record the liability at fair value. The reduction in fair value was primarily due to a decrease in forecasted revenues over the measurement period and to a much lesser extent an increase in the discount rate driven by market rates. The Company paid $12.2 million for the first earnout period.
6. Strategic Investments
Maverix Medical
On November 13, 2023, the Company entered into an agreement with KKR Comet, LLC, an affiliate of KKR & Co. Inc. (“KKR Comet”), to form a legal entity to develop and acquire innovative technologies and commercial operations within the lung cancer space. The new entity, named Maverix Medical LLC (“Maverix”), is managed by Ajax Health. As part of this strategic investment, the Company contributed $24.5 million in return for 45% ownership in the Class A Common units of Maverix, and both the Company and KKR Comet have committed to make additional capital contributions in proportion to the ownership percentages upon meeting certain objectives and as approved by the Maverix board. In accordance with ASC 810, Consolidation, and ASC 323, Investments - Equity Method and Joint Ventures, the Company determined that Maverix is a VIE however the Company is not the primary beneficiary but does have significant influence and therefore this investment should be accounted for under the equity method, which requires the Company to record its proportional share of the entity’s net income (loss). This investment is recorded within Other assets in the Consolidated Balance Sheets, and the Company’s proportionate share of Maverix’s net loss for the year ended September 28, 2024 was $3.6 million.
Other
The Company holds other non-marketable equity securities as part of its strategic investments portfolio. Other non-marketable equity securities are measured at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. In addition, these investments are assessed for indicators of impairment, including adverse changes in technological milestones and financial conditions of the investee. Changes in fair value of these strategic investments are recorded in other income (expense), net in the Consolidated Statements of Income. No such impairments were recorded in fiscal 2024 and 2023, and in fiscal 2022, the Company recorded a $4.0 million impairment charge on one investment. At September 28, 2024 and September 30, 2023, the Company’s investments in equity securities without readily determinable fair values totaled $25.3 million and $15.5 million, respectively, and are included in Other assets on the Consolidated Balance Sheets.
7. Disposition
Sale of SuperSonic Imagine Ultrasound Imaging Business
On September 28, 2023, the Company executed an agreement to sell its SSI ultrasound imaging business to SSH Holdings Limited for a sales price of $1.9 million in cash. Under the terms of the contract, the Company agreed to fund the SSI business with $33.2 million of cash. The sale was completed on October 3, 2023. The Company also agreed to provide certain transition services for up to one year, depending on the nature of the service. The SSI ultrasound imaging asset group met the criteria to be classified as assets held-for-sale in the fourth quarter of fiscal 2023. As a result, the Company recorded a charge of $51.7 million in the fourth quarter of fiscal 2023 to record the asset group to its fair value less costs to sell pursuant to ASC 360.
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
8. Restructuring and Divestiture Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions which are described below. The following table displays charges taken related to restructuring actions in fiscal 2024, 2023 and 2022 and a rollforward of the charges to the accrued balances as of September 28, 2024:

	Fiscal 2024 Actions	Fiscal 2023 Actions	Fiscal 2022 Actions	Other	Total
Restructuring Charges
Fiscal 2022 charges:
Workforce reductions	$—	$—	$2.6	$(0.7)	$1.9
Facility closure costs	—	—	0.5	—	0.5
Fiscal 2022 restructuring charges	$—	$—	$3.1	$(0.7)	$2.4
Fiscal 2023 charges:
Workforce reductions	$—	$5.5	$6.0	$—	$11.5
Other costs	—	—	0.5	—	0.5
Fiscal 2023 restructuring charges	$—	$5.5	$6.5	$—	$12.0
Fiscal 2024 charges:
Lease asset impairment charge	$12.5	$—	$—	$—	$12.5
Accelerated depreciation expense	7.2	—	—	—	7.2
Workforce reductions	15.8	—	3.9	—	19.7
Other costs	1.2	—	0.5	—	1.7
Fiscal 2024 restructuring charges	$36.7	$—	$4.4	$—	$41.1

	Fiscal 2024 Actions	Fiscal 2023 Actions	Fiscal 2022 Actions	Other	Total
Rollforward of Accrued Restructuring
Balance as of September 25, 2021	$—	$—	$—	$4.1	$4.1

Fiscal 2022 restructuring charges	$—	$—	$3.1	$(0.7)	$2.4
Severance payments and adjustments	—	—	(0.4)	(3.0)	(3.4)
Balance as of September 24, 2022	$—	$—	$2.7	$0.4	$3.1

Fiscal 2023 restructuring charges	$—	$5.5	$6.5	$—	$12.0
Severance payments and adjustments	—	(3.2)	(2.5)	(0.4)	(6.1)
Balance as of September 30, 2023	$—	$2.3	$6.7	$—	$9.0

Fiscal 2024 restructuring charges	$36.7	$—	$4.4	$—	$41.1
Non-cash impairment charge	(12.5)	—	—	—	(12.5)
Non-cash accelerated depreciation charge	(7.2)	—	—	—	(7.2)
Severance payments and adjustments	(11.5)	(2.0)	(4.9)	—	(18.4)
Balance as of September 28, 2024	$5.5	$0.3	$6.2	$—	$12.0
Fiscal 2024 Actions
During the first quarter of fiscal 2024, the Company further refined its strategy for the Mobidiag business, which is within the Diagnostics reportable segment. The strategy change included the decision to discontinue the manufacture and sale of certain products, closure of its facilities in Finland and France, and to move the development activities and operations to the Company’s San Diego, California location. As such, the Company determined certain fixed assets lives should be shortened and that lease assets were impaired at the affected facilities and recorded accelerated depreciation of $7.2 million and a lease asset impairment charge of $12.5 million. In connection with this plan, the Company finalized its decision to terminate the employees at these locations, totaling 190. The Company initiated discussions with the respective Works Councils at the end of the first quarter of fiscal 2024. In addition, the Company recorded the minimum statutory severance benefit for the employees located in France of $1.8 million pursuant to ASC 712, Compensation Nonretirement Postemployment Benefits (ASC 712), at this time. During the second quarter of fiscal 2024, the Company finalized its negotiations with the respective Works Councils and communicated the termination and related severance benefits to the affected employees. The Company has estimated the total severance charges, including accelerated stock compensation, will be approximately $13.9 million. The majority of the severance benefits will be recorded pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420), which requires the severance benefits to be recognized ratably over the service period to obtain such benefits. The employees will cease employment in phases. As a result, the Company recorded total severance charges of $11.9 million in fiscal 2024. This action is expected to be completed by the second quarter of fiscal 2025.
During fiscal 2024, the Company made various decisions to contain costs and to terminate approximately 34 employees primarily in Breast Health and Diagnostics, within sales, marketing and research and development. The Company recorded $3.9 million for severance benefits under these actions pursuant to ASC 420. These actions were completed as of September 28, 2024.
Fiscal 2023 and 2022 Actions
During fiscal 2023 and 2022, the Company made various decisions to terminate approximately 128 employees across all divisions in multiple departments as well as consolidate and close certain offices in Germany and transfer warehouse distribution in the United States to a third-party facility. During fiscal 2023 and 2022, the Company recorded $9.4 million and $0.3 million, respectively, primarily for severance benefits under these actions, and $0.5 million in property closure costs in fiscal 2022. The charges were recorded pursuant to ASC 712 and ASC 420 depending on the employee and nature of the severance benefit. These actions were completed as of the end of fiscal 2023.

During the first quarter of fiscal 2022, the Company finalized its decision to close its Danbury, Connecticut facility where it manufactures its Breast Health capital equipment products. The manufacturing of the Breast Health capital equipment products and all other support services are in the process of being transferred to the Company's Newark, Delaware facility. The transition is expected to be completed by the third quarter of fiscal 2025. In addition, research and development, sales and services support and administrative functions have been transferred to the Newark, Delaware and Marlborough, Massachusetts facilities. The employees were notified of the closure during the first quarter of fiscal 2022, and the majority of employees located in Danbury were given the option to relocate to the new locations. The Company is recording severance benefits ratably over the required service period pursuant to ASC 420. As a result, the Company recorded severance and benefits charges of $3.9 million, $2.1 million, and $1.6 million during fiscal 2024, 2023 and 2022, respectively. The Company estimates that total severance and benefits charges, including retention and relocation and outplacement costs, will be approximately $8.6 million.
9. Borrowings and Credit Agreements
The Company’s borrowings consisted of the following:

	September 28, 2024	September 30, 2023
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$37.5	$287.0
Total current debt obligations	$37.5	$287.0
Long-term debt obligations, net of debt discount and issuance costs:
Term Loan	1,158.7	1,195.6
2028 Senior Notes	397.6	396.8
2029 Senior Notes	940.8	938.8
Total long-term debt obligations	2,497.1	2,531.2
Total debt obligations	$2,534.6	$2,818.2
The debt maturity schedule for the Company’s obligations as of September 28, 2024 was as follows:

	2025	2026	2027	2028	2029	2030 and Thereafter	Total
Term Loan	$37.5	$1,160.0	$—	$—	$—	$—	$1,197.5
2028 Senior Notes	—	—	—	400.0	—	—	400.0
2029 Senior Notes	—	—	—	—	950.0	—	950.0
	$37.5	$1,160.0	$—	$400.0	$950.0	$—	$2,547.5
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
On August 22, 2022, the Company and its subsidiaries amended the 2021 Credit Agreement by entering into an amendment (the “Third Amendment”) related to the planned phase out of LIBOR by the U.K. Financial Conduct Authority. The interest rate applicable to the loans under the 2021 Credit Agreement denominated in U.S. dollars were converted to a variant of the secured overnight financing rate (“SOFR”), as established from time to time by the Federal Reserve Bank of New York, plus a corresponding spread. The Third Amendment converted the Eurocurrency Rate to Term SOFR plus the SOFR Adjustment of 0.10% and the LIBOR Daily Floating Rate to Daily SOFR Rate plus the SOFR Adjustment of 0.10%, effective September 23, 2022.

After giving effect to the Third Amendment, borrowings under the 2021 Credit Agreement, other than Swing Line Loans, bear interest, at the Company's option, at the Base Rate, at the Term SOFR Rate, at the Alternative Currency Daily Rate, or at the Daily SOFR Rate, in each case plus the Applicable Rate.
The Applicable Rate in regard to the Base Rate, the Term SOFR Rate, the Alternative Currency Daily Rate, the Alternative Currency Term Rate, and the Daily SOFR Rate is subject to change depending on the Total Net Leverage Ratio (as defined in the 2021 Credit Agreement). The borrowings of the Term Loan under the 2021 Credit Facilities bear interest at an annual rate equal to the Term SOFR Rate plus the SOFR Adjustment of 0.10% for a one-month interest period plus an Applicable Rate equal to 1.00%. As of September 28, 2024, the interest rate under the 2021 Term Loan was 5.96% per annum.
The Company is also required to pay a quarterly commitment fee calculated on a daily basis equal to the Applicable Rate as of such day multiplied by the undrawn committed amount available under the 2021 Revolver (taking into account any outstanding amounts under the LC Sublimit). As of September 28, 2024, this commitment fee was 0.15% per annum for the 2021 Revolver.
The Company is required to make scheduled principal payments under the 2021 Term Loan in increasing amounts, which is $9.375 million per three-month period through fiscal 2025, and increases to $18.75 million per three-month period in fiscal 2026. The remaining balance of $1.085 billion (or such lesser aggregate principal amount of the Term Loans then outstanding) on the 2021 Term Loan and any amounts outstanding under the 2021 Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the 2021 Credit Agreement, the Company is required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances (excluding permitted debt) and insurance recoveries (subject to certain reinvestment rights). Certain of the mandatory prepayments are subject to reduction or elimination if certain financial covenants are met. These mandatory prepayments are required to be applied by the Company first to the 2021 Term Loan, second to any outstanding amount under any Swing Line Loans, third to the 2021 Revolver, fourth to prepay any outstanding reimbursement obligations with respect to letters of credit and fifth to cash collateralize such letters of credit. Subject to certain limitations, the Company may voluntarily prepay any of the 2021 Credit Facilities without premium or penalty. On October 27, 2023 (the first quarter of fiscal 2024), the Company made a $250.0 million voluntary prepayment on the 2021 Term Loan. The outstanding principal balance of the 2021 Term Loan was $1.20 billion, and there were no amounts outstanding under the 2021 Revolver.
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
The Company evaluated the 2021 Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging (ASC 815), and identified embedded derivatives that required bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives were a default provision, which could require additional interest payments, and a provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company determined that the fair value of these embedded derivatives was immaterial as of September 28, 2024.
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

Interest expense, non-cash interest expense, the weighted average interest rate, and the interest rate at the end of period under the 2021 Credit Agreement were as follows:

	Years Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Interest expense(1)	$85.8	$92.4	$31.8
Non-cash interest expense	$2.2	$2.3	$2.2
Weighted average interest rate	6.39%	5.84%	1.74%
Interest rate at end of period	5.96%	6.42%	4.18%
(1) Interest expense includes non-cash interest expense related to the amortization of the deferred issuance costs and accretion of the debt discount.
Under the Company’s interest rate swap agreements, it received $16.8 million and $35.4 million in fiscal 2024 and 2023, respectively, which was recorded as a reduction to interest expense. In fiscal 2022, the Company paid $4.9 million under its interest rate swaps, which was recorded as an increase to interest expense.
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

Interest expense for the 2029 Senior Notes and 2028 Senior Notes was as follows:

		Years Ended
		September 28, 2024		September 30, 2023		September 24, 2022
	Interest Rate	Interest Expense(1)	Non-Cash Interest Expense	Interest Expense (1)	Non-Cash Interest Expense	Interest Expense(1)	Non-Cash Interest Expense
2029 Senior Notes	3.250%	$32.9	$2.1	$33.5	$2.1	$32.9	$2.1
2028 Senior Notes	4.625%	19.2	0.7	19.5	0.7	19.2	0.7
Total		$52.1	$2.8	$53.0	$2.8	$52.1	$2.8
(1) Interest expense includes non-cash interest expense related to the amortization of the deferred issuance costs and accretion of the debt discount.
10. Fair Value Measurements
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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company has investments in money market funds, United States Treasury securities and commercial paper that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents, and Short term and Long term investments on the Consolidated Balance Sheets, which is determined based on maturities at the time of purchase and re-evaluated at each balance sheet date.
The Company also has investments in derivative instruments comprised of interest rate swaps, forward foreign currency contracts and foreign currency option contracts (including collars). These instruments were valued using analyses obtained from independent third-party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of these derivative contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 2 for further discussion and information on these derivative contracts. In addition, the Company has a contingent consideration liability that is recorded at fair value and is based on Level 3 inputs.
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following:

		Fair Value Measurements at September 28, 2024
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$341.7	$341.7	$—	$—
U.S. Treasury securities	626.3	626.3	—	—
Commercial paper	24.9	24.9	—	—
Interest rate swaps	3.1	—	3.1	—
Foreign currency option contracts	0.8	—	0.8	—
Total	$996.8	$992.9	$3.9	$—
Liabilities:
Contingent consideration	$1.1	$—	$—	$1.1
Interest rate swaps	0.2	—	0.2	—
Forward foreign currency contracts	12.6	—	12.6	—
Total	$13.9	$—	$12.8	$1.1

		Fair Value Measurements at September 30, 2023
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps	$26.9	$—	$26.9	$—
Forward foreign currency contracts	8.4	—	8.4	—
Total	$35.3	$—	$35.3	$—
Liabilities:
Contingent consideration	$2.0	$—	$—	$2.0
Total	$2.0	$—	$—	$2.0
Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, during the years ended September 28, 2024, September 30, 2023, and September 24, 2022 were as follows:

	Years Ended
	2024	2023	2022
Balance at beginning of period	$2.0	$23.4	$75.1
Contingent consideration recorded at acquisition	—	1.1	—
Fair value adjustments	1.7	(14.9)	(39.5)
Payments	(2.6)	(7.6)	(12.2)
Balance at end of period	$1.1	$2.0	$23.4
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of equity investments and long-lived assets, primarily comprised of property, plant and equipment, intangible assets, and goodwill. During the third quarter of fiscal 2024, the Company recorded intangible asset impairment charges of $13.3 million and $0.4 million, respectively, related to its BioZorb developed technology and trade name intangible assets acquired in the Focal acquisition, which is within the Breast Health reportable segment, reducing the carrying value of the assets to zero. During the second quarter of fiscal 2024, the Company recorded intangible asset impairment charges of $25.9 million and $0.9 million, respectively, related to its BioZorb developed technology and trade name intangible assets reducing the carrying value of the assets to $13.9 million and $0.5 million, respectively. See Note 2 for further discussion. During the first quarter of fiscal 2024, the Company recorded a $12.5 million impairment charge for right-of-use lease assets related to the closure of its Mobidiag facilities in Finland and France (see Note 8 for further discussion), reducing the carrying value to zero. In addition, during the first quarter of fiscal 2024, the Company recorded a $4.3 million impairment charge for an in-process research and development project from the Mobidiag acquisition, reducing the carrying value of this asset to $22.4 million.
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
During the fourth quarter of fiscal 2022, the Company recorded a $27.7 million impairment charge to record its Mobidiag IPR&D asset to fair value, which is a Level 3 measurement, and it recorded an $8.2 million impairment charge to write-off a developed technology asset from its Focal acquisition. In addition, the Company recorded an impairment charge of $4.0 million to record an equity investment at its estimated fair value. During the third quarter of fiscal 2022, the Company recorded a $9.2 million impairment charge to write off two developed technology assets from its Faxitron acquisition. During the second quarter of fiscal 2022, the Company recorded a $4.3 million impairment charge to write-off an equity method investment acquired in the Mobidiag acquisition.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments mainly consist of cash and cash equivalents, United States Treasury securities, commercial paper, accounts receivable, equity investments, interest rate swaps, forward foreign currency contracts, foreign currency option contracts, insurance contracts, accounts payable and debt obligations. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company’s United States Treasury securities, commercial paper, interest rate swaps, forward foreign currency contracts and foreign currency option contracts are recorded at fair value. The carrying amount of the insurance contracts are recorded at their cash surrender value, as required by U.S. GAAP, which approximates fair value. The Company believes the carrying amounts of its equity investments approximate fair value.
The Company’s cash and cash equivalents and short and long-term investments as of September 28, 2024 were as follows:

	Valuation				Balance Sheet Classification
in millions	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and cash equivalents	Investments
Cash	$1,437.1	$—	$—	$1,437.1	$1,437.1	$—
Money market mutual funds	341.7	—	—	341.7	341.7	—
U.S. Treasury debt securities	624.7	1.6	—	626.3	356.5	269.8
Commercial paper	24.9	—	—	24.9	24.9	—
Total	$2,428.4	$1.6	$—	$2,430.0	$2,160.2	$269.8
The Company classifies its investments in debt securities as available-for-sale and records them at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss), which was immaterial for the year ended September 28, 2024. The Company periodically assesses these securities for potential impairment losses and credit losses. The amount of credit losses, if any, will be determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. There were no impairments and credit losses related to available-for-sale securities for the year ended September 28, 2024.
The Company classifies all highly liquid investments with stated maturities of three months or less from the date of purchase as cash equivalents. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

There were no transfers into or out of Level 3 during the years ended September 28, 2024 and September 30, 2023, respectively. There were no sales of available-for-sale securities during the year ended September 28, 2024.
The fair value of the available-for-sale securities by contractual maturity as of September 28, 2024 and September 30, 2023 are as follows:

	September 28, 2024	September 30, 2023
in millions	Fair Value	Fair Value
Due in three months or less	$723.1	$—
Due after three months through one year	173.4	—
Due after one year through five years	96.4	—
Total available-for-sale securities	$992.9	$—
Amounts outstanding under the Company’s 2021 Credit Agreement of $1.20 billion aggregate principal as of September 28, 2024 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2028 Senior Notes and 2029 Senior Notes had fair values of approximately $393.1 million and $882.2 million, respectively, as of September 28, 2024 based on their trading prices, representing a Level 1 measurement. Refer to Note 9 for the carrying amounts of the various components of the Company's debt.
11. Income Taxes
The Company’s income before income taxes consisted of the following:

	Years Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Domestic	$609.4	$861.4	$1,340.3
Foreign	255.7	(185.3)	247.9
	$865.1	$676.1	$1,588.2

The provision (benefit) for income taxes contained the following components:

	Years Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Federal:
Current	$91.6	$250.6	$298.6
Deferred	(50.9)	(72.1)	(129.8)
	40.7	178.5	168.8
State:
Current	14.2	45.9	54.8
Deferred	(7.5)	(9.4)	(9.5)
	6.7	36.5	45.3
Foreign:
Current	41.9	32.7	99.0
Deferred	(13.7)	(27.6)	(26.9)
	28.2	5.1	72.1
	$75.6	$220.1	$286.2
The income tax provision differed from the tax provision computed at the U.S. federal statutory rate due to the following:

	Years Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Income tax provision at federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax resulting from:
Cynosure loss on sale and carryback	—	—	(1.2)
State income taxes, net of federal benefit	2.5	4.1	2.9
U.S. tax on foreign earnings	0.5	(1.0)	(2.6)
Internal Restructuring	—	—	(0.9)
Tax credits	(1.6)	(1.1)	(0.5)
Unrecognized tax benefits	3.9	3.5	0.2
Compensation	1.0	0.8	0.2
Foreign rate differential	(6.8)	(4.8)	(0.8)
Change in deferred tax	—	—	0.4
Assets held-for-sale charge	—	1.5	—
Change in valuation allowance	2.7	8.2	0.4
Return to provision	(1.2)	(1.9)	(0.7)
Worthless stock deduction	(12.4)	—	—
Other	(0.9)	2.3	(0.4)
	8.7%	32.6%	18.0%
The Company’s effective tax rate for fiscal 2024 was lower than the U.S. statutory tax rate primarily due to a one-time tax benefit of $107.2 million related to a worthless stock deduction on an investment in one of the Company’s international subsidiaries recorded in the first quarter of fiscal 2024, the U.S. deduction for foreign derived intangible income, and the geographic mix of income earned by the Company’s international subsidiaries, and federal and state tax credits.
The Company's effective tax rate for fiscal 2023 was higher than the U.S. statutory tax rate primarily due to the tax effect of the SSI ultrasound imaging assets held-for-sale charge, income tax reserves, the global intangible low-taxed income inclusion, and state income taxes, partially offset by the impact of the U.S. deduction for foreign derived intangible income, and the geographic mix of income earned by our international subsidiaries.
The Company's effective tax rate for fiscal 2022 was lower than the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income, reserve releases resulting from statute of limitations expirations and favorable audit settlements (net of reserve additions for uncertain tax positions), the geographic mix of income earned by the

Company's international subsidiaries and a tax benefit related to an internal restructuring, partially offset by state income taxes and the global intangible low-taxed income inclusion.
The Company obtains tax incentives through the Free Trade Zone Regime offered in Costa Rica which allows 100 percent exemption from income tax in the first eight years of operations and 50 percent exemption in the following four years. This tax incentive resulted in income tax savings of $79.8 million and $45.5 million, or $0.34 and $0.18 per share to diluted net income in fiscal years 2024 and 2023, respectively. The tax incentive for 100 percent exemption from income tax expires in fiscal year 2029, with the 50 percent exemption to expire in fiscal year 2033. The Company’s historical practice has been to renew, extend, or obtain new tax incentive grants upon expiration of existing tax incentive grants. If the Company is not able to renew, extend, or obtain new tax incentive grants, the expiration of existing tax incentive grants could have a material impact on the Company’s financial results in future periods. Incentives in fiscal years prior to 2023 were not material to the Company's consolidated financial statements.
The Company’s significant deferred tax assets and liabilities were as follows:

	September 28, 2024	September 30, 2023
Deferred tax assets
Net operating loss and other tax carryforwards	$137.1	$125.8
Capitalized research and development	96.8	70.1
Non-deductible accruals	41.0	32.7
Non-deductible reserves	37.8	42.8
Stock-based compensation	21.9	19.8
Nonqualified deferred compensation plan	15.9	13.5
Lease liability	26.2	14.0
Other temporary differences	21.0	5.9
	397.7	324.6
Less: valuation allowance	(143.1)	(114.7)
	$254.6	$209.9
Deferred tax liabilities
Depreciation and amortization	$(161.8)	$(160.3)
Right of use asset	(23.4)	(13.2)
	$(185.2)	$(173.5)
	$69.4	$36.4
Under ASC 740, Accounting for Income Taxes (ASC 740), the Company can only recognize the future benefit of deferred tax assets to the extent that it is “more likely than not” that these assets will be realized. After considering all available positive and negative evidence, the Company establishes a valuation allowance against specifically identified deferred tax assets because it is more-likely-than-not that these assets will not be realized. In making this determination, the Company considers numerous factors including historical profitability, estimated future taxable income and the character of such income. The valuation allowance increased $28.4 million in fiscal 2024 from fiscal 2023 primarily due to valuation allowances recorded against net operating loss carryforwards of certain foreign subsidiaries.
As of September 28, 2024, the Company had $22.5 million, $172.1 million, and $275.2 million in gross federal, state, and foreign net operating losses, respectively, $4.6 million and $2.1 million in federal and state credit carryforwards, respectively, and $438.9 million and $134.2 million in gross state and foreign capital loss carryforwards, respectively. These losses, credits, and capital loss carryforwards expire between 2025 and 2044, except for $97.5 million in losses, $4.2 million in credits, and $134.2 million in capital loss carryforwards that have unlimited carryforward periods. The state and foreign net operating losses include $107.7 million and $208.6 million, respectively, and the state capital loss carryforwards include $438.9 million, that the Company expects will expire unutilized.
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

The Company’s gross unrecognized tax benefits increased $16.7 million from fiscal 2023 to 2024 and was primarily due to intercompany transfer pricing for ordinary business operations and increases to prior year positions, which were partially offset by reserve releases resulting from statute of limitations expirations and audit settlements. The $8.9 million increase in gross unrecognized tax benefits from fiscal 2022 to 2023 was primarily due to intercompany transfer pricing for ordinary business operations and other current year positions, partially offset by reserve releases resulting from statute of limitations expirations and audit settlements. In the next twelve months it is reasonably possible that the Company will reduce its gross unrecognized tax benefits excluding interest by up to $8.3 million due to expiring statutes of limitations. The timing of the ultimate resolution of the Company’s examinations with relevant taxing authorities, which can include formal administrative and legal proceedings, and could have a significant impact on the reversal of unrecognized tax benefits, is difficult to predict. As a result, the Company is not able to provide a reasonably reliable estimate of the timing for reversals of unrecognized income tax benefits that are under examination.
The Company’s unrecognized income tax benefits activity for fiscal 2024, 2023 and 2022 was as follows:

	2024	2023	2022
Balance at beginning of fiscal year	$256.5	$247.6	$212.8
Tax positions related to current year:
Additions	7.8	6.8	45.9
Tax positions related to prior years:
Additions related to change in estimate	11.8	4.5	21.5
Reductions	(2.1)	—	(6.6)
Lapses in statutes of limitations and settlements	(0.8)	(2.4)	(26.0)
Balance as of the end of the fiscal year	$273.2	$256.5	$247.6
As of fiscal 2024, 2023, and 2022 there were $213.9 million, $240.5 million, and $231.6 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. During fiscal years 2024, 2023, and 2022, the Company recognized $20.3 million, $15.8 million, and $0.7 million in gross interest. The Company had gross accrued interest of $50.4 million and $30.1 million as of September 28, 2024 and September 30, 2023, respectively, and accrued penalties were not significant.
The Company and its subsidiaries are subject to examination by U.S. federal, state, and foreign tax authorities. The Company is currently undergoing several income tax audits including examinations by the U.S. Internal Revenue Service (fiscal years 2017-2020), U.K. HM Revenue and Customs (fiscal years 2016-2022) and various state tax authorities. Excluding jurisdictions under audit, the Company’s income tax returns are generally no longer subject to examination prior to fiscal year 2019.
Other Tax Accounting Pronouncements
ASU 2016-16 removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. In accordance with ASU 2016-16, the Company recorded a $77.2 million increase to current income tax expense, and a $90.8 million decrease to deferred tax expense related to an internal restructuring for the year ended September 24, 2022. The net result was an increase to net income of $13.6 million, or $0.05 to diluted net income per share for the year ended September 24, 2022.
Non-Income Tax Matters
The Company is subject to tax examinations for value added, sales-based, payroll and other non-income tax items. A number of these examinations are ongoing in various jurisdictions. The Company takes certain non-income tax positions in the jurisdictions in which it operates and records loss contingencies pursuant to ASC 450, Contingencies (ASC 450). In the normal course of business, the Company's positions and conclusions related to its non-income tax positions could be challenged, resulting in assessments by governmental authorities. While the Company believes estimated losses previously recorded are reasonable, certain audits are still ongoing and additional charges could be recorded in the future.
12. Stockholders' Equity and Stock-Based Compensation
Stock Repurchase Program

On September 22, 2022, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of the Company’s outstanding common stock, effective as of the close of trading September 23, 2022. This repurchase program replaced the previous $1.0 billion authorization. During fiscal 2024 and 2023, the Company repurchased 4.2 million and 6.8 million shares of its common stock for total consideration of $308.3 million and $501.6 million, respectively, excluding the 1% excise tax on share repurchases of $7.2 million and $2.9 million, respectively. As of September 28, 2024, $190.3 million remained available under this authorization. Subsequent to September 28, 2024, the Company repurchased 2.7 million shares for a total consideration of $217.2 million.
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
On September 12, 2024, the Board of Directors authorized a new stock repurchase program, with a five-year term, to repurchase up to $1.5 billion of the Company’s outstanding stock. This new stock repurchase authorization is in addition to the Company’s prior stock repurchase authorization. As of September 28, 2024, $1.5 billion remained unused under this program.
On November 19, 2024, the Company executed an ASR agreement with JPMorgan Chase & Co., (“JP Morgan”) pursuant to which the Company agreed to repurchase $250.0 million of the Company’s common stock. In connection with the launch of the ASR, on November 20, 2024, the Company paid JP Morgan an aggregate of $250.0 million and received approximately 2.5 million shares of the Company’s common stock, representing 80% of the transaction value based on the Company’s closing share price on November 18, 2024. The final number of shares to be received under the ASR agreement will be determined upon completion of the transaction and will be based on the total transaction value and the volume-weighted average share price of our common stock during the term of the transaction. Final settlement of the transaction is expected to be completed in the second quarter of fiscal 2025.
Stock-Based Compensation
Equity Compensation Plans
The Company has one share-based compensation plan pursuant to which awards are currently being issued—the 2008 amended and restated Equity Incentive Plan (“2008 Equity Plan”). The purpose of the 2008 Equity Plan is to provide stock options, restricted stock units and other equity interests in the Company to employees, officers, directors, consultants and advisors of the Company and any other person who is determined by the Board of Directors to have made (or is expected to make) contributions to the Company. The 2008 Equity Plan is administered by the Board of Directors of the Company. On December 8, 2022, the Board of Directors approved an additional 6.5 million shares of common stock available under the 2008 Equity Plan increasing the total shares reserved for issuance under the plan to 38 million. As of September 28, 2024, the Company had 7.5 million shares available for future grant under the 2008 Equity Plan.
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Operations in fiscal 2024, 2023 and 2022:

	2024	2023	2022
Cost of revenues	$10.7	$10.5	$9.1
Research and development	10.3	10.5	8.8
Selling and marketing	13.4	12.0	10.5
General and administrative	47.8	46.6	38.3
Restructuring	0.1	—	—
	$82.3	$79.6	$66.7
Grant-Date Fair Value
The Company uses a binomial model to determine the fair value of its stock options. The Company considers a number of factors to determine the fair value of options including the assistance of an outside valuation adviser. Information pertaining to stock options granted during fiscal 2024, 2023 and 2022 and related assumptions are noted in the following table:

	Years Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Options granted (in millions)	0.6	0.5	0.7
Weighted-average exercise price	$72.34	$74.66	$71.07
Weighted-average grant date fair value	$25.07	$25.95	$21.01
Assumptions:
Risk-free interest rates	4.4%	4.3%	1.1%
Expected life (in years)	4.8	4.8	4.8
Expected volatility	33.4%	33.9%	34.2%
Dividend yield	—	—	—
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
The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Under ASC 718, the Company's accounting policy is to estimate forfeitures at the time awards are granted and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 6.0% as of September 28, 2024 depending on the specific employee group. This analysis is re-evaluated annually and the forfeiture rate adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.
Stock-based compensation expense related to stock options was $14.0 million, $14.2 million, and $12.0 million in fiscal 2024, 2023 and 2022, respectively. Stock compensation expense related to stock units, including RSUs, performance stock units (“PSUs”), free cash flow performance stock units (“FCFs”) and market stock units (“MSUs”) was $61.1 million, $58.5 million, and $48.2 million in fiscal 2024, 2023 and 2022, respectively. The related tax benefit recorded in the Consolidated Statements of Income was $11.4 million, $10.7 million and $8.6 million in fiscal 2024, 2023 and 2022, respectively. At September 28, 2024, there was $10.0 million and $45.0 million of unrecognized compensation expense related to stock options and stock units, respectively, to be recognized over a weighted average period of 2.2 years and 1.7 years, respectively.
Share Based Payment Activity
The following table summarizes all stock option activity under the Company’s stock option plans for the year ended September 28, 2024:

	Number of Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at September 30, 2023	4.2	$51.63	5.6	$77.6
Granted	0.6	72.34
Canceled/ forfeited	(0.1)	73.09
Exercised	(0.4)	39.89		15.5
Options outstanding at September 28, 2024	4.3	$55.32	5.3	$108.8
Options exercisable at September 28, 2024	3.1	$48.57	4.2	$98.5
Options vested and expected to vest at September 28, 2024 (1)	4.2	$55.21	5.3	$108.6

(1)This represents the number of vested stock options as of September 28, 2024 plus the unvested outstanding options at September 28, 2024 expected to vest in the future, adjusted for estimated forfeitures.
During fiscal 2023 and 2022, the total intrinsic value of options exercised (i.e., the difference between the market price on the date of exercise and the price paid by the employee to exercise the options) was $18.4 million and $11.1 million, respectively.
A summary of the Company’s RSU, PSU, FCF and MSU activity during the year ended September 28, 2024 is presented below:

Non-vested Shares	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested at September 30, 2023	1.6	$73.33
Granted	0.9	73.10
Vested	(0.7)	70.87
Forfeited	(0.1)	72.42
Non-vested at September 28, 2024	1.7	$73.84
The number of RSUs vested includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. The Company pays the minimum statutory tax withholding requirement on behalf of its employees. During fiscal 2024, 2023 and 2022 the total fair value of RSUs vested was $51.5 million, $48.4 million and $43.8 million, respectively.
The Company granted 0.7 million, 0.7 million and 0.7 million RSUs during fiscal 2024, 2023 and 2022, respectively. In addition, included in the above chart, the Company also granted 0.1 million, 0.1 million and 0.1 million PSUs during fiscal 2024, 2023, and 2022, respectively, to members of the Company's senior management team, which includes additional shares issued upon achieving metrics within the performance criteria. Each recipient of the PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of the three year performance period provided the Company’s defined Return on Invested Capital metrics are achieved. The Company also granted $0.1 million, $0.1 million and $0.1 million of FCF PSUs based on a three-year cumulative free cash flow measure (FCF) to its senior management team in fiscal 2024, 2023 and 2022, respectively. Each recipient of FCF PSUs is eligible to receive between zero and 200% of the target number of shares of the Company's common stock at the end of the three year or one-year measurement periods. The PSUs and FCF PSUs were valued at $71.94, $74.35 and $71.16 per share based on the ending stock price on the date of grant in fiscal 2024, 2023 and 2022, respectively. The PSUs and FCF PSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million, 0.1 million and 0.1 million MSUs during fiscal 2024, 2023 and 2022, respectively, to its senior management team. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of the three year performance period based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $88.06, $97.91 and $75.43 per share using the Monte Carlo simulation model in fiscal 2024, 2023 and 2022, respectively. These awards cliff-vest three years from the date of grant, and the Company recognizes compensation expense for the MSUs ratably over the service period regardless of the measurement criteria being met.
Employee Stock Purchase Plan
The Hologic, Inc. Amended and Restated 2012 Employee Stock Purchase Plan (“2012 ESPP”) provides for the granting of up to 8.5 million shares of the Company’s common stock to eligible employees. The 2012 ESPP plan period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lower of (i) the market price per share of the common stock on the first day of the offering period or (ii) the market price per share of the common stock on the purchase date. Stock-based compensation expense in fiscal 2024, 2023 and 2022 was $7.2 million, $6.9 million and $6.5 million, respectively.
The Company uses the Black-Scholes model to estimate the fair value of shares to be issued as of the grant date using the following weighted average assumptions:

	September 28, 2024	September 30, 2023	September 24, 2022
Assumptions:
Risk-free interest rates	5.29%	4.10%	0.96%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	33.4%	34.0%	34.0%
Dividend yield	—	—	—
13. 401(k) Plan
The Company's U.S. employees have access to a qualified 401(k) defined contribution plan. The Company made contributions of $23.3 million, $23.9 million and $21.8 million for fiscal 2024, 2023 and 2022, respectively.
14. Deferred Compensation Plans
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
Annually, the Compensation Committee of the Board of Directors has approved a discretionary cash contribution to the DCP for each year. Discretionary contributions by the Company to the DCP are held in a Rabbi Trust. The Company records compensation expense for the DCP discretionary contributions ratably over the three-year vesting period of each annual contribution, unless the participant meets the plan retirement provision of reaching a certain age and years of service criteria in which case the expense is accelerated to match the required service period to receive such benefit. Under the DCP, the Company recorded compensation expense related to Company contributions of $3.5 million, $3.9 million and $4.0 million in fiscal 2024, 2023 and 2022, respectively. The full amount of the discretionary contribution, net of forfeitures, along with employee deferrals is recorded within accrued expenses and totaled $82.4 million and $65.4 million at September 28, 2024 and September 30, 2023, respectively.
The Company has purchased Company-owned group life insurance contracts, in which both voluntary and discretionary Company DCP contributions are invested, to partially fund payment of the Company’s obligation to the DCP participants. The total amount invested at September 28, 2024 and September 30, 2023 was $71.0 million and $56.1 million, respectively. The values of these life insurance contracts are recorded in other long-term assets. Changes in the cash surrender value of life insurance contracts, which were not significant in fiscal 2024, 2023 and 2022, are recorded within other income (expense), net.
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

15. Non-cancelable Purchase Commitments
The Company has certain non-cancelable purchase obligations primarily related to inventory purchases and diagnostics instruments, primarily Panther systems, and to a lesser extent other operating expense commitments. These obligations are not recorded in the Consolidated Balance Sheets. For reasons of quality assurance, sole source availability or cost effectiveness, certain key components and raw materials and instruments are available only from a sole supplier and the Company has certain long-term supply contracts to assure continuity of supply. At September 28, 2024, non-cancelable purchase commitments were as follows:

Fiscal 2025	475.9
Fiscal 2026	7.3
Fiscal 2027	3.4
Fiscal 2028	0.9
Fiscal 2029	0.5
Thereafter	0.7
Total	$488.7
16. Litigation and Related Matters
On November 4, 2022, a product liability complaint was filed against the Company in Massachusetts state court by a group of plaintiffs who claim they sustained injuries caused by the BioZorb 3D Bioabsorbable Marker, and additional complaints were subsequently filed alleging similar claims. The BioZorb device is an implantable three-dimensional marker that helps clinicians overcome certain challenges presented by breast conserving cancer surgery (lumpectomy). The complaints allege that the plaintiffs suffered side effects that were not disclosed in the BioZorb instructions for use and make various additional claims related to the design, manufacture and marketing of the device. Complaints have been filed on behalf of approximately 100 plaintiffs, one pending in Massachusetts state court, and the remainder in United States District Court for the District of Massachusetts. Discovery is ongoing. While the Company believes it has valid defenses and plans to vigorously defend its position, litigation can be costly and unpredictable, and at this early stage the Company cannot reasonably assess the outcome of this matter.

The Company is a party to various other legal proceedings, claims, governmental and/or regulatory inspections, inquiries and investigations arising out of the ordinary course of its business. The Company believes that except for the matter described above there are no other proceedings, claims, inspections, inquiries or investigations pending against it, the ultimate resolution of which are reasonably likely based upon management’s assessment, to have a material adverse effect on its financial condition or results of operations. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these matters. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450. Legal costs are expensed as incurred.
17. Business Segments and Geographic Information
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

Identifiable assets for the reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues. Segment information for fiscal 2024, 2023, and 2022 was as follows:

	Years Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Total revenues:
Diagnostics	$1,782.0	$1,880.1	$3,018.5
Breast Health	1,522.9	1,432.7	1,227.8
GYN Surgical	641.3	604.2	522.9
Skeletal Health	84.1	113.4	93.6
	$4,030.3	$4,030.4	$4,862.8
Operating income (loss):
Diagnostics	$303.1	$193.9	$1,359.4
Breast Health	394.5	273.0	183.2
GYN Surgical	185.5	188.9	104.9
Skeletal Health	(0.5)	12.6	(7.3)
	$882.6	$668.4	$1,640.2
Depreciation and amortization:
Diagnostics	$218.8	$224.7	$274.0
Breast Health	41.6	50.0	58.8
GYN Surgical	48.1	48.0	96.6
Skeletal Health	0.5	0.7	0.7
	$309.0	$323.4	$430.1
Capital expenditures:
Diagnostics	$80.2	$85.2	$96.8
Breast Health	30.9	41.1	14.6
GYN Surgical	16.6	17.0	12.8
Skeletal Health	1.4	0.8	0.3
Corporate	1.1	6.1	2.7
	$130.2	$150.2	$127.2
Identifiable assets:
Diagnostics	$2,431.3	$2,596.4	$2,881.7
Breast Health	1,588.9	1,170.1	1,245.8
GYN Surgical	1,419.9	1,455.4	1,461.5
Skeletal Health	48.3	33.7	27.5
Corporate	3,667.6	3,883.7	3,454.7
	$9,156.0	$9,139.3	$9,071.2
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

Revenues by geography as a percentage of total revenues were as follows:

	Years Ended
	September 28, 2024	September 30, 2023	September 24, 2022
United States	75.0%	75.9%	71.3%
Europe	13.2%	12.9%	18.3%
Asia-Pacific	6.5%	6.3%	7.4%
Rest of world	5.3%	4.9%	3.0%
	100.0%	100.0%	100.0%
The Company’s property, plant and equipment were geographically located as follows:

	September 28, 2024	September 30, 2023	September 24, 2022
United States	$379.7	$367.6	$332.4
Europe	70.6	67.0	72.1
Costa Rica	40.0	36.0	32.1
United Kingdom	32.0	32.4	31.7
Rest of world	15.5	14.0	13.3
	$537.8	$517.0	$481.6
18. Accrued Expenses and Other Long-Term Liabilities
Accrued expenses and other long-term liabilities consisted of the following:

	September 28, 2024	September 30, 2023
Accrued Expenses
Compensation and employee benefits	$289.0	$280.1
Income and other taxes	69.4	62.3
Operating leases	24.0	20.4
Other	197.3	171.8
	$579.7	$534.6

	September 28, 2024	September 30, 2023
Other Long-Term Liabilities
Reserve for income tax uncertainties	$311.8	$274.3
Operating leases	83.9	47.1
Other	10.6	13.2
	$406.3	$334.6