Form 10-Q
period 2024-12-28
HOLOGIC INC
filed 2025-02-06
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2025, 224,389,612 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended
	December 28, 2024	December 30, 2023
Revenues:
Product	$817.9	$828.1
Service and other	203.9	185.0
	1,021.8	1,013.1
Costs of revenues:
Product	301.1	307.2
Amortization of acquired intangible assets	46.0	45.5
Service and other	94.2	92.9
Gross profit	580.5	567.5
Operating expenses:
Research and development	60.3	66.8
Selling and marketing	166.1	148.9
General and administrative	115.7	111.8
Amortization of acquired intangible assets	4.7	13.3
Impairment of intangible asset	—	4.3
Contingent consideration fair value adjustment	—	1.7
Restructuring charges	3.9	22.5
	350.7	369.3
Income from operations	229.8	198.2
Interest income	24.2	27.9
Interest expense	(30.5)	(26.0)
Other income (expense), net	24.0	(8.8)
Income before income taxes	247.5	191.3
Provision (benefit) for income taxes	46.5	(55.2)
Net income	$201.0	$246.5
Net income per common share:
Basic	$0.87	$1.03
Diluted	$0.87	$1.03
Weighted average number of shares outstanding:
Basic	230,284	238,627
Diluted	232,107	240,214
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended
	December 28, 2024	December 30, 2023
Net income	$201.0	$246.5
Changes in foreign currency translation adjustment	(54.8)	43.0
Gain (loss) recognized, net of tax of $0.1 for the three months ended December 28, 2024 on available-for-sale securities	(1.3)	—
Gain (loss) recognized, net of tax of $1.5 for the three months ended December 28, 2024 and $(4.5) for the three months ended December 30, 2023, for interest rate swaps	4.9	(14.2)
Other comprehensive income (loss)	(51.2)	28.8
Comprehensive income	$149.8	$275.3
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	December 28, 2024	September 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,782.1	$2,160.2
Short-term investments	190.6	173.4
Accounts receivable, less reserves	631.4	600.4
Inventory	707.1	679.8
Prepaid expenses and other current assets	158.3	156.2
Prepaid income taxes	24.1	53.3
Total current assets	3,493.6	3,823.3
Property, plant and equipment, net	537.2	537.8
Intangible assets, net	793.3	844.6
Goodwill	3,422.9	3,443.1
Long-term investments	47.9	96.4
Other assets	433.8	410.8
Total assets	$8,728.7	$9,156.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46.8	$37.5
Accounts payable	236.7	203.8
Accrued expenses	528.1	579.7
Deferred revenue	187.5	212.9
Finance lease obligations	3.3	3.3
Total current liabilities	1,002.4	1,037.2
Long-term debt, net of current portion	2,479.2	2,497.1
Finance lease obligations, net of current portion	11.1	12.2
Deferred income tax liabilities	53.7	59.4
Deferred revenue, net of current portion	12.4	13.8
Other long-term liabilities	396.6	406.3
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 301,772 and 301,185 shares issued, respectively	3.0	3.0
Additional paid-in-capital	6,259.4	6,244.2
Retained earnings	3,046.8	2,845.8
Treasury stock, at cost – 76,212 and 69,460 shares, respectively	(4,373.2)	(3,851.5)
Accumulated other comprehensive loss	(162.7)	(111.5)
Total stockholders’ equity	4,773.3	5,130.0
Total liabilities and stockholders’ equity	$8,728.7	$9,156.0
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount
September 30, 2023	299,940	$3.0	$6,141.2	$2,056.3	$(147.6)	58,231	$(3,036.0)	$5,016.9
Exercise of stock options	124	—	5.0	—	—	—	—	5.0
Vesting of restricted stock units, net	432	—	(16.2)	—	—	—	—	(16.2)
Stock-based compensation	—	—	28.7	—	—	—	—	28.7
Net income	—	—	—	246.5	—	—	—	246.5
Other comprehensive income activity	—	—	—	—	28.8	—	—	28.8
Repurchase of common stock(1)	—	—	—	—	—	2,161	(155.9)	(155.9)
Accelerated share repurchase agreement	—	—	(100.0)	—	—	5,560	(400.0)	(500.0)
December 30, 2023	300,496	$3.0	$6,058.7	$2,302.8	$(118.8)	65,952	$(3,591.9)	$4,653.8
Exercise of stock options	79	—	3.2	—	—	—	—	3.2
Vesting of restricted stock units, net	16	—	(0.1)	—	—	—	—	(0.1)
Common stock issued under the employee stock purchase plan	165	—	10.0	—	—	—	—	10.0
Stock-based compensation	—	—	25.8	—	—	—	—	25.8
Net income	—	—	—	169.9	—	—	—	169.9
Other comprehensive income activity	—	—	—	—	(18.2)	—	—	(18.2)
Accelerated share repurchase agreement	—	—	100.0	—	—	1,428	(100.0)	—
March 30, 2024	300,756	$3.0	$6,197.6	$2,472.7	$(137.0)	67,380	$(3,691.9)	$4,844.4
Exercise of stock options	24	—	1.2	—	—	—	—	1.2
Vesting of restricted stock units, net	7	—	(0.3)	—	—	—	—	(0.3)
Stock-based compensation	—	—	14.6	—	—	—	—	14.6
Net income	—	—	—	194.5	—	—	—	194.5
Other comprehensive income activity	—	—	—	—	(2.5)	—	—	(2.5)
Repurchase of common stock(1)	—	—	—	—	—	1,351	(101.0)	(101.0)
June 29, 2024	300,787	$3.0	$6,213.1	$2,667.2	$(139.5)	68,731	$(3,792.9)	$4,950.9
Exercise of stock options	196	—	7.5	—	—	—	—	7.5
Vesting of restricted stock units, net	18	—	(0.8)	—	—	—	—	(0.8)
Common stock issued under the employee stock purchase plan	184	—	11.2	—	—	—	—	11.2
Stock-based compensation	—	—	13.2	—	—	—	—	13.2
Net income	—	—	—	178.6	—	—	—	178.6
Other comprehensive income activity	—	—	—	—	28.0	—	—	28.0
Repurchase of common stock(1)	—	—	—	—	—	729	(58.6)	(58.6)
September 28, 2024	301,185	$3.0	$6,244.2	$2,845.8	$(111.5)	69,460	$(3,851.5)	$5,130.0
Exercise of stock options	118	—	6.8	—	—	—	—	6.8
Vesting of restricted stock units, net	469	—	(21.7)	—	—	—	—	(21.7)
Stock-based compensation	—	—	30.1	—	—	—	—	30.1
Net income	—	—	—	201.0	—	—	—	201.0
Other comprehensive income activity	—	—	—	—	(51.2)	—	—	(51.2)
Accelerated share repurchase agreement	—	—	—	—	—	3,332	(250.0)	(250.0)
Repurchase of common stock(1)	—	—	—	—	—	3,420	(271.7)	(271.7)
December 28, 2024	301,772	$3.0	$6,259.4	$3,046.8	$(162.7)	76,212	$(4,373.2)	$4,773.3
(1) Includes excise tax on share repurchases.
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	December 28, 2024	December 30, 2023
OPERATING ACTIVITIES
Net income	$201.0	$246.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23.3	29.6
Amortization of acquired intangible assets	50.7	58.8
Stock-based compensation expense	30.1	28.7
Deferred income taxes	(19.5)	(17.6)
Intangible asset impairment charge	—	4.3
Other adjustments and non-cash items	(19.1)	27.5
Changes in operating assets and liabilities, excluding the effect of acquisitions and dispositions:
Accounts receivable	(41.7)	(38.2)
Inventories	(36.1)	(13.0)
Prepaid income taxes	29.2	(70.1)
Prepaid expenses and other assets	13.2	2.6
Accounts payable	36.2	7.2
Accrued expenses and other liabilities	(54.6)	(35.7)
Deferred revenue	(23.4)	(10.6)
Net cash provided by operating activities	189.3	220.0
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(0.3)	—
Acquisition of intangible assets	(15.4)	—
Sale of business, net of cash disposed	—	(31.3)
Capital expenditures	(16.8)	(22.7)
Increase in equipment under customer usage agreements	(14.8)	(15.3)
Strategic investments	(6.0)	(34.5)
Maturities of available-for-sale securities	32.0	—
Other activity	(0.7)	(0.4)
Net cash used in investing activities	(22.0)	(104.2)
FINANCING ACTIVITIES
Repayment of long-term debt	(9.4)	(259.4)
Repurchases of common stock	(517.3)	(676.8)
Proceeds from issuance of common stock pursuant to employee stock plans	12.2	9.5
Payment of minimum tax withholdings on net share settlements of equity awards	(21.7)	(16.2)
Payments under finance lease obligations	(0.8)	(0.9)
Net cash used in financing activities	(537.0)	(943.8)
Effect of exchange rate changes on cash and cash equivalents	(8.4)	4.4
Net decrease in cash and cash equivalents	(378.1)	(823.6)
Cash and cash equivalents, beginning of period*	2,160.2	2,755.7
Cash and cash equivalents, end of period	$1,782.1	$1,932.1
*Includes $33.2 million of cash recorded in assets held-for-sale - current assets as of September 30, 2023.
See accompanying notes.

HOLOGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All tabular amounts in millions, except number of shares, which are reflected in thousands, and per share data)

(1) Basis of Presentation

The unaudited consolidated financial statements of Hologic, Inc. (“Hologic” or the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. These unaudited financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended September 28, 2024 included in the Company’s annual report on Form 10-K filed with the SEC on November 27, 2024. In the opinion of management, the unaudited financial statements and notes contain all adjustments (consisting of normal recurring accruals and all other necessary adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three months ended December 28, 2024 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 27, 2025.

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events, except as described below, affecting the unaudited consolidated financial statements as of and for the three months ended December 28, 2024.

On January 2, 2025, the Company completed the acquisition of Gynesonics, Inc. (“Gynesonics”) for a purchase price of approximately $350.0 million, subject to working capital and other customary adjustments. Gynesonics, located in Redwood City, California, develops a technology intended for diagnostic intrauterine imaging and transcervical treatment of certain symptomatic uterine fibroids, including those associated with heavy menstrual bleeding. Gynesonics will be included in the GYN Surgical reportable segment.

(2) Revenue

The Company accounts for revenue pursuant to ASC 606, Revenue from Contracts with Customers (ASC 606), and generates revenue from the sale of its products, primarily medical imaging systems and related components and software, diagnostic tests and assays and surgical disposable products, and related services, which are primarily support and maintenance services on its medical imaging systems, and to a lesser extent installation, training and repairs. In addition, the Company generates service revenue from performing laboratory testing services through its Biotheranostics CLIA laboratory, which is included in its Molecular Diagnostics business. The Company’s products are sold primarily through a direct sales force, and within international markets, there is more reliance on distributors and resellers. Revenue is recorded net of sales tax. The following tables provide revenue from contracts with customers by business and geographic region on a disaggregated basis:

	Three Months Ended December 28, 2024
Business (in millions)	United States	International	Total
Diagnostics:
Cytology & Perinatal	$76.0	$49.4	$125.4
Molecular Diagnostics	262.6	78.5	341.1
Blood Screening	4.1	—	4.1
Total	$342.7	$127.9	$470.6

Breast Health:
Breast Imaging	$215.7	$65.9	$281.6
Interventional Breast Solutions	66.3	21.2	87.5
Total	$282.0	$87.1	$369.1

GYN Surgical	$121.9	$44.4	$166.3

Skeletal Health	$11.3	$4.5	$15.8
	$757.9	$263.9	$1,021.8

	Three Months Ended December 30, 2023
Business (in millions)	United States	International	Total
Diagnostics:
Cytology & Perinatal	$69.8	$50.2	$120.0
Molecular Diagnostics	247.6	72.2	319.8
Blood Screening	8.0	—	8.0
Total	$325.4	$122.4	$447.8

Breast Health:
Breast Imaging	$228.4	$73.0	$301.4
Interventional Breast Solutions	61.1	15.2	76.3
Total	$289.5	$88.2	$377.7

GYN Surgical	$125.1	$37.1	$162.2

Skeletal Health	$13.7	$11.7	$25.4
	$753.7	$259.4	$1,013.1

	Three Months Ended
Geographic Regions (in millions)	December 28, 2024	December 30, 2023
United States	$757.9	$753.7
Europe	148.9	142.8
Asia-Pacific	59.8	63.8
Rest of World	55.2	52.8
	$1,021.8	$1,013.1

The following table provides revenue recognized by source:

	Three Months Ended
Revenue by type (in millions)	December 28, 2024	December 30, 2023
Disposables	$663.7	$628.9
Capital equipment, components and software	154.2	199.2
Service	198.6	178.8
Other	5.3	6.2
	$1,021.8	$1,013.1

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

Remaining Performance Obligations

As of December 28, 2024, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $863.7 million. These remaining performance obligations primarily relate to support and maintenance obligations and extended warranty in the Company’s Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 38% of this amount as revenue in fiscal 2025, 33% in fiscal 2026, 17% in fiscal 2027, 8% in fiscal 2028, and 4% thereafter. As permitted, the Company does not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company’s Breast Health and Skeletal Health reportable segments. Contract liabilities are classified as other current liabilities and other long-term liabilities in the Consolidated Balance Sheets. The Company recognized revenue of $70.0 million and $64.4 million in the three months ended December 28, 2024 and December 30, 2023, respectively, that was included in the contract liability at September 28, 2024 and September 30, 2023, respectively.

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

The following table summarizes certain fair value information at December 28, 2024 and September 28, 2024 for investment assets and other liabilities measured at fair value on a recurring basis, as well as the carrying amount of certain investments.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 28, 2024
Assets:
Money market mutual funds	$152.1	$152.1	$—	$—
U.S. Treasury securities	254.5	254.5	—	—
Interest rate swaps	9.4	—	9.4	—
Foreign currency option contracts	0.4	—	0.4	—
Forward foreign currency contracts	9.7	—	9.7	—
Total	$426.1	$406.6	$19.5	$—
Liabilities:
Contingent consideration	$1.1	$—	$—	$1.1
Total	$1.1	$—	$—	$1.1

September 28, 2024
Assets:
Money market mutual funds	$341.7	$341.7	$—	$—
U.S. Treasury securities	626.3	626.3	—	—
Commercial paper	24.9	24.9	—	—
Interest rate swaps	3.1	—	3.1	—
Foreign currency option contracts	0.8	—	0.8	—
Total	$996.8	$992.9	$3.9	$—
Liabilities:
Contingent consideration	$1.1	$—	$—	$1.1
Interest rate swaps	0.2	—	0.2	—
Forward foreign currency contracts	12.6	—	12.6	—
Total	$13.9	$—	$12.8	$1.1

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, during the three month periods ended December 28, 2024 and December 30, 2023 were as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
Balance at beginning of period	$1.1	$2.0
Contingent consideration recorded at acquisition	—	—
Fair value adjustments	—	1.7
Payments	—	—
Balance at end of period	$1.1	$3.7

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of equity investments and long-lived assets, primarily property, plant and equipment, intangible assets and goodwill. During the first quarter of fiscal 2024, the Company recorded a $12.5 million impairment charge for right-of-use lease assets related to the closure of its Mobidiag facilities in Finland and France (see Note 8 for further discussion), reducing the carrying value to zero. In addition, during the first quarter of fiscal 2024, the Company recorded a $4.3 million impairment charge for an in-process research and development project from the Mobidiag acquisition, reducing the carrying value of this asset to $22.4 million. There were no other remeasurements in the three months ended December 28, 2024 and December 30, 2023.

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

The Company’s cash and cash equivalents and short and long term investments as of December 28, 2024 were as follows:

	Valuation				Balance Sheet Classification
in millions	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and cash equivalents	Investments
Cash	$1,614.0	$—	$—	$1,614.0	$1,614.0	$—
Money market mutual funds	152.1	—	—	152.1	152.1	—
U.S. Treasury debt securities	254.1	0.4	—	254.5	16.0	238.5
Total	$2,020.2	$0.4	$—	$2,020.6	$1,782.1	$238.5

The Company classifies its investments in debt securities as available-for-sale and records them at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss), which was immaterial for the three months ended December 28, 2024. The Company periodically assesses these securities for potential impairment losses and credit losses. The amount of credit losses, if any, will be determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. There were no impairments and credit losses related to available-for-sale securities for the three months ended December 28, 2024.

The Company classifies all highly liquid investments with stated maturities of three months or less from the date of purchase as cash equivalents. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three months ended December 28, 2024 and December 30, 2023, respectively. There were no sales of available-for-sale securities during the three months ended December 28, 2024.

The fair value of the available-for-sale securities by contractual maturity as of December 28, 2024 and September 28, 2024 were as follows:

	December 28, 2024	September 28, 2024
in millions	Fair Value	Fair Value
Due in three months or less	$168.1	$723.1
Due after three months through one year	190.6	173.4
Due after one year through five years	47.9	96.4
Total available-for-sale securities	$406.6	$992.9

Amounts outstanding under the Company’s 2021 Credit Agreement of $1.2 billion aggregate principal as of December 28, 2024 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 4.625% Senior Notes due 2028 (the “2028 Senior Notes”) and 3.250% Senior Notes due 2029 (the “2029 Senior Notes”) had fair values of $387.4 million and $860.9 million, respectively, as of December 28, 2024 based on their trading prices, representing a Level 1 measurement. Refer to Note 9 for the carrying amounts of the various components of the Company’s debt.

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

As part of the preliminary purchase price allocation, the Company determined the identifiable intangible assets are developed technology, trade names, customer relationship and an in-process research and development project. The preliminary fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 15.0% rate. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

The developed technology assets are comprised of know-how, patents and technologies embedded in Endomag’s products and relate to currently marketed products. The developed technology assets comprise the primary product families under the Sentimag, Magseed and Magtrace technology platforms.

The preliminary estimate of the weighted average life for the developed technology assets was 11 years, customer relationships was 12 years and trade name assets was 11 years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the amount of goodwill were primarily based on anticipated strategic and synergistic benefits that are expected to be realized from the Endomag acquisition. These benefits include expanding the Company’s breast care portfolio and utilizing Breast Health’s sales and regulatory expertise to drive adoption and revenue growth. None of the goodwill is expected to be deductible for income tax purposes.

(6) Strategic Investments

Maverix Medical

On November 13, 2023, the Company entered into an agreement with KKR Comet, LLC, an affiliate of KKR & Co. Inc. (“KKR Comet”), to form a legal entity to develop and acquire innovative technologies and commercial operations within the lung cancer space. The new entity, named Maverix Medical LLC (“Maverix”), is managed by Ajax Health. As part of this strategic investment, the Company contributed $24.5 million in return for 45% ownership in the Class A Common units of Maverix, and both the Company and KKR Comet have committed to make additional capital contributions in proportion to the ownership percentages upon meeting certain objectives and as approved by the Maverix board. In accordance with ASC 810, Consolidation, and ASC 323, Investments - Equity Method and Joint Ventures, the Company determined that Maverix is a variable interest entity (“VIE”) however the Company is not the primary beneficiary but does have significant influence. Therefore, this investment has been accounted for under the equity method, which requires the Company to record its proportional share of the investee’s net income (loss). This investment is recorded within Other assets in the Consolidated Balance Sheets and the net investment as of December 28, 2024 was $19.5 million, and the Company’s proportionate share of Maverix’s net loss for the three months ended December 28, 2024 was $1.5 million.

During the first quarter of fiscal 2025, the Company received a capital call notice for 13.3% of total committed capital for a total amount of $9.0 million. This capital call was paid in January 2025.

Other

The Company holds other non-marketable equity securities as part of its strategic investments portfolio. Other non-marketable equity securities are measured at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. In addition, these investments are assessed for indicators of impairment, including adverse changes in technological milestones and financial conditions of the investee. Changes in fair value of these strategic investments are recorded in other income (expense), net in the Consolidated Statements of Income. No such impairments were recorded in the three months ended December 28, 2024 and December 30, 2023. At December 28, 2024 and September 28, 2024, the Company’s investments in equity securities without readily determinable fair values totaled $30.3 million and $25.3 million, respectively, and are included in Other assets on the Consolidated Balance Sheets.

(7) Disposition

Sale of SuperSonic Imagine Ultrasound Imaging Business

On September 28, 2023, the Company executed an agreement to sell its SSI ultrasound imaging business to SSH Holdings Limited for a sales price of $1.9 million in cash. Under the terms of the contract, the Company agreed to fund the SSI business with $33.2 million of cash. The sale was completed on October 3, 2023, which was the beginning of the first quarter of fiscal 2024. The Company also agreed to provide certain transition services for up to one year, depending on the nature of the service. The SSI ultrasound imaging asset group met the criteria to be classified as assets held-for-sale in the fourth quarter of fiscal 2023. As a result, the Company recorded a charge of $51.7 million in the fourth quarter of fiscal 2023 to record the asset group to its fair value less costs to sell pursuant to ASC 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets.

The Company concluded that this disposal did not qualify as a discontinued operation as the sale of the SSI ultrasound imaging business was deemed to not be a strategic shift having or that will have a major effect on the Company’s operations and financial results.

(8) Restructuring

During the first quarter of fiscal 2024, the Company further refined its strategy for the Mobidiag business, which is within the Diagnostics reportable segment. The strategy change included the decision to discontinue the manufacture and sale of certain products, closure of its facilities in Finland and France, and to move the development activities and operations to the Company’s San Diego, California location. As such, the Company determined certain fixed assets lives should be shortened and that lease assets were impaired at the affected facilities and recorded accelerated depreciation of $7.2 million and a lease asset impairment charge of $12.5 million. In connection with this plan, the Company finalized its decision to terminate the employees at these locations, totaling 190. The Company initiated discussions with the respective Works Councils at the end of the first quarter of fiscal 2024. In addition, the Company recorded the minimum statutory severance benefit for the employees located in France of $1.8 million pursuant to ASC 712, Compensation Nonretirement Postemployment Benefits (ASC 712), at this time. During the second quarter of fiscal 2024, the Company finalized its negotiations with the respective Works Councils and communicated the termination and related severance benefits to the affected employees. The Company has estimated the total severance charges, including accelerated stock compensation, will be approximately $15.5 million. The majority of the severance benefits will be recorded pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420), which requires the severance benefits to be recognized ratably over the service period to obtain such benefits. The employees are ceasing employment in phases. During the three months ended December 28, 2024, the Company recorded severance charges of $1.7 million, and for the year ended September 28, 2024, the Company recorded total severance charges of $11.9 million. This action is expected to be completed in the second half of fiscal 2025.

During the first quarter of fiscal 2022, the Company finalized its decision to close its Danbury, Connecticut facility where it manufactured its Breast Health capital equipment products. The manufacturing of the Breast Health capital equipment products and all other support services were transferred to the Company’s Newark, Delaware facility. The transition of manufacturing was completed in the first quarter of fiscal 2025. In addition, research and development, sales and services support and administrative functions were transferred to the Newark, Delaware and Marlborough, Massachusetts facilities. The employees were notified of the closure during the first quarter of fiscal 2022, and the majority of employees located in Danbury were given the option to relocate to the new locations. The Company is recording severance benefits ratably over the required service period pursuant to ASC 420. As a result, the Company recorded severance and benefits charges of $1.1 million and $0.5 million during the three months ended December 28, 2024 and December 30, 2023, respectively. The Company estimates that total severance charges, including retention, relocation and outplacement costs, will be approximately $8.8 million.

(9) Borrowings and Credit Arrangements

The Company’s borrowings consisted of the following:

	December 28, 2024	September 28, 2024
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$46.8	$37.5
Total current debt obligations	$46.8	$37.5
Long-term debt obligations, net of debt discount and issuance costs:
Term Loan	$1,140.2	$1,158.7
2028 Senior Notes	397.7	397.6
2029 Senior Notes	941.3	940.8
Total long-term debt obligations	$2,479.2	$2,497.1
Total debt obligations	$2,526.0	$2,534.6

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

The 2021 Credit Agreement provided a $1.5 billion secured term loan facility (the “2021 Term Loan”) and a $2.0 billion revolving credit facility (the “2021 Revolver”). As of December 28, 2024, the principal amount outstanding under the 2021 Term Loan was $1.2 billion, and the interest rate was 5.44% per annum. No amounts were outstanding under the 2021 Revolver, and the full amount was available to be borrowed by the Company.

Interest expense, weighted average interest rates, and the interest rate at the end of period under the 2021 Credit Agreement were as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
Interest expense	$18.9	$22.6
Weighted average interest rate	5.66%	6.44%
Interest rate at end of period	5.44%	6.46%

The Company’s effective interest rate swap agreements, the first of which fixed the SOFR component of the variable interest rate on $1.0 billion of aggregate principal under the 2021 Term Loan at 1.23% and terminated on December 17, 2023, and the second of which fixed the SOFR component of the variable interest rate on $500 million of aggregate principal under the 2021 Term Loan at 3.46% commenced on December 17, 2023 and terminated on December 27, 2024, resulted in the Company receiving $1.6 million and $9.7 million during the three months ended December 28, 2024 and December 30, 2023, respectively. These amounts were recorded as a reduction to interest expense.

The 2021 Credit Agreement contains two financial covenants; a total leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter. These terms, and calculations thereof, are defined in further detail in the 2021 Credit Agreement. As of December 28, 2024, the Company was in compliance with these covenants.

2028 Senior Notes

As of December 28, 2024, the Company had 4.625% Senior Notes due 2028 (the “2028 Senior Notes”) outstanding in the aggregate principal balance of $400 million. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries and mature on February 1, 2028.

2029 Senior Notes

As of December 28, 2024, the Company had 3.250% Senior Notes due 2029 (the “2029 Senior Notes”) outstanding in the aggregate principal balance of $950 million. The 2029 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries and mature on February 15, 2029.

Interest expense for the 2029 Senior Notes and 2028 Senior Notes was as follows:

		Three Months Ended
	Interest Rate	December 28, 2024	December 30, 2023
2028 Senior Notes	4.625%	$4.8	$4.8
2029 Senior Notes	3.250%	8.2	8.2
Total		$13.0	$13.0

(10) Trade Receivables and Allowance for Credit Losses

The Company applies ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) to its trade receivables and allowances for credit losses, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The expected credit losses are developed using an estimated loss rate method that considers historical collection experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The estimated loss rates are applied to trade receivables with similar risk characteristics such as the length of time the balance has been outstanding and the location of the customer. In certain instances, the Company may identify individual trade receivable assets that do not share risk characteristics with other trade receivables, in which case the Company records its expected credit losses on an individual asset basis. For example, potential adverse changes to customer liquidity from new macroeconomic events, such as pandemics and inflation, must be taken into consideration. To date, the Company has not experienced significant customer payment defaults or identified other significant collectability concerns. In connection with assessing credit losses for individual trade receivable assets, the Company considers significant factors relevant to collectability including those specific to the customer such as bankruptcy, length of time an account is outstanding, and the liquidity and financial position of the customer. If a trade receivable asset is evaluated on an individual basis, the Company excludes those assets from the portfolios of trade receivables evaluated on a collective basis.

The following is a rollforward of the allowance for credit losses as of December 28, 2024 compared to December 30, 2023:

	Balance at Beginning of Period	Credit Loss (Gain)	Write-offs, Payments and Foreign Exchange	Balance at End of Period
Three Months Ended:
December 28, 2024	$41.4	$(0.3)	$(1.0)	$40.1
December 30, 2023	$38.5	$4.9	$(0.3)	$43.1

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

In fiscal 2019, the Company entered into an interest rate swap contract with an effective date of December 23, 2020 and a termination date of December 17, 2023 (during the first quarter of fiscal 2024) to hedge a portion of its variable rate debt. On August 25, 2022, the interest rate swap agreement was restructured (consistent with the 2021 Credit Agreement) to convert the benchmark interest rate from LIBOR to the SOFR rate effective September 23, 2022 with a termination date of December 17, 2023. The Company applied the practical and optional expedients in ASC 848, Reference Rate Reform, in evaluating the impact of modifying the contract, which resulted in no change to the accounting for this derivative contract. The notional amount of this swap was $1.0 billion. The restructured interest rate swap fixed the SOFR component of the variable interest rate on $1.0 billion of the notional amount under the 2021 Credit Agreement at 1.23%. The critical terms of the restructured interest rate swap were designed to mirror the terms of the Company’s SOFR-based borrowings under the 2021 Credit Agreement and therefore were highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the SOFR-based interest payments on $1.0 billion of principal. Therefore, changes in the fair value of the swap were recorded in AOCI. The contract expired during the first quarter of fiscal 2024.

On March 23, 2023, the Company entered into two consecutive interest rate swap contracts with the first contract having an effective date of December 17, 2023 and terminating on December 27, 2024, and the second contract having an effective date of December 27, 2024 and terminating on September 25, 2026. The notional amount of these swaps is $500 million, and the first interest rate swap fixed the SOFR component of the variable interest rate at 3.46%, and the second interest rate swap fixes the SOFR component of the variable interest rate at 2.98%. The critical terms of the interest rate swaps are designed to mirror the terms of the Company’s SOFR-based borrowings under the 2021 Credit Agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the SOFR-based interest payments on $500 million of principal. Therefore, changes in the fair value of the swap are recorded in AOCI. The fair value of the remaining interest rate swap was an asset position of $9.4 million as of December 28, 2024.

Forward Foreign Currency Exchange Contracts and Foreign Currency Option Contracts

The Company enters into forward foreign currency exchange contracts and foreign currency option contracts (including collars) to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s cash and operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the U.K. Pound, the Australian dollar, the Canadian dollar, the Chinese Yuan and the Japanese Yen. These foreign currency contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The Company uses collars and forward contracts as part of its foreign currency hedging strategy to manage the risk associated with fluctuations in foreign currency exchange rates. Collars, which are a combination of a put and call option, limit the range of possible positive or negative returns on an underlying exposure to a specific range. The contracts are generally for periods of one year or less. The Company did not elect hedge accounting for these contracts. As of December 28, 2024, the notional amount was $345.3 million. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net.

Realized and unrealized gains and losses from these contracts, which were the only derivative contracts not designated for hedge accounting, for the three months ended December 28, 2024 and December 30, 2023, respectively, were as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
Amount of realized gain (loss) recognized in income
Forward foreign currency contracts	$0.3	$1.3
	$0.3	$1.3
Amount of unrealized gain (loss) recognized in income
Forward foreign currency contracts	$22.4	$(12.5)
Foreign currency option contracts	(0.4)	—
	$22.0	$(12.5)
Amount of gain (loss) recognized in income
Total	$22.3	$(11.2)

Financial Instrument Presentation

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 28, 2024:

	Balance Sheet Location	December 28, 2024	September 28, 2024
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contracts	Prepaid expenses and other current assets	$5.7	$3.1
Interest rate swap contracts	Other assets	3.7	—
		$9.4	$3.1

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$9.7	$—
Foreign currency option contracts	Prepaid expenses and other current assets	0.4	0.8
		$10.1	$0.8

Liabilities:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contract	Other long-term liabilities	$—	$0.2
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$—	$12.6

The following table presents the unrealized gain (loss) recognized in AOCI related to interest rate swaps for the following reporting periods:

	Three Months Ended
	December 28, 2024	December 30, 2023
Amount of gain (loss) recognized in other comprehensive income, net of taxes:
Interest rate swaps	$4.9	$(14.2)
Total	$4.9	$(14.2)

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

(13) Net Income Per Share

A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
Basic weighted average common shares outstanding	230,284	238,627
Weighted average common stock equivalents from assumed exercise of stock options and issuance of restricted stock units	1,823	1,587
Diluted weighted average common shares outstanding	232,107	240,214
Weighted-average anti-dilutive shares related to:
Outstanding stock options and restricted stock units	829	2,046

(14) Stock-Based Compensation

The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended
	December 28, 2024	December 30, 2023
Cost of revenues	$3.5	$2.8
Research and development	2.5	3.2
Selling and marketing	3.7	3.2
General and administrative	20.4	19.5
	$30.1	$28.7

The Company granted options to purchase 0.5 million and 0.5 million shares of the Company’s common stock during the three months ended December 28, 2024 and December 30, 2023, respectively, with weighted-average exercise prices of $79.38 and $71.93, respectively. There were 4.6 million options outstanding at December 28, 2024 with a weighted-average exercise price of $57.88.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended
	December 28, 2024	December 30, 2023
Risk-free interest rate	4.2%	4.4%
Expected volatility	32.5%	33.4%
Expected life (in years)	4.8	4.8
Dividend yield	—	—
Weighted average fair value of options granted	$26.74	$24.93

The Company granted 0.8 million and 0.7 million restricted stock units (“RSUs”) during the three months ended December 28, 2024 and December 30, 2023, respectively, with weighted-average grant date fair values of $79.88 and $71.90 per unit, respectively. In addition, the Company granted 0.1 million and 0.1 million performance stock units (“PSUs”) during the three months ended December 28, 2024 and December 30, 2023, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $79.39 and $71.92 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of a three-year performance period, provided that the Company’s defined Return on Invested Capital metrics are achieved. The Company also granted 0.1 million and 0.1 million of free cash flow performance stock units (“FCF PSUs”) based on a three-year cumulative free cash flow measure to members of its senior management team, which had a grant date fair value of $79.39 and $71.92 per unit during the three months ended December 28, 2024 and December 30, 2023, respectively. Each recipient of FCF PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of the three-year measurement period. The PSUs and FCF PSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the probable number of shares that will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million and 0.1 million market stock units (“MSUs”) to members of its senior management team during the three months ended December 28, 2024 and December 30, 2023, respectively. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of a three-year performance period based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $87.41 and $88.06 per share using the Monte Carlo simulation model in fiscal 2025 and 2024, respectively. The MSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense for the MSUs ratably over the service period. At December 28, 2024, there was 1.8 million in aggregate unvested RSUs, PSUs, FCF PSUs and MSUs outstanding.

At December 28, 2024, there was $17.8 million and $89.1 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, PSUs, FCF PSUs and MSUs), respectively, to be recognized over a weighted-average period of 2.4 and 2.0 years, respectively.

(15) Other Balance Sheet Information

	December 28, 2024	September 28, 2024
Inventories
Raw materials	$269.4	$251.4
Work-in-process	60.6	62.0
Finished goods	377.1	366.4
	$707.1	$679.8

Property, plant and equipment
Equipment	$383.2	$378.1
Equipment under customer usage agreements	521.8	523.1
Building and improvements	248.3	247.1
Leasehold improvements	44.4	44.0
Land	40.7	40.8
Furniture and fixtures	25.6	24.6
Finance lease right-of-use asset	8.2	8.8
	$1,272.2	$1,266.5
Less – accumulated depreciation and amortization	(735.0)	(728.7)
	$537.2	$537.8

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

Identifiable assets for the reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three months ended December 28, 2024 and December 30, 2023. Segment information is as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
Total revenues:
Diagnostics	$470.6	$447.8
Breast Health	369.1	377.7
GYN Surgical	166.3	162.2
Skeletal Health	15.8	25.4
	$1,021.8	$1,013.1
Income (loss) from operations:
Diagnostics	$118.9	$49.4
Breast Health	67.5	102.2
GYN Surgical	46.6	43.2
Skeletal Health	(3.2)	3.4
	$229.8	$198.2
Depreciation and amortization:
Diagnostics	$48.6	$65.9
Breast Health	13.2	10.3
GYN Surgical	12.0	12.0
Skeletal Health	0.2	0.2
	$74.0	$88.4
Capital expenditures:
Diagnostics	$17.8	$24.2
Breast Health	8.9	9.3
GYN Surgical	3.7	4.2
Skeletal Health	—	0.1
Corporate	1.2	0.2
	$31.6	$38.0

	December 28, 2024	September 28, 2024
Identifiable assets:
Diagnostics	$2,412.9	$2,431.3
Breast Health	1,556.8	1,588.9
GYN Surgical	1,429.0	1,419.9
Skeletal Health	44.7	48.3
Corporate	3,285.3	3,667.6
	$8,728.7	$9,156.0

The Company had no customers that represented greater than 10% of consolidated revenues during the three months ended December 28, 2024 and December 30, 2023.

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

Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
United States	74.2%	74.4%
Europe	14.6%	14.1%
Asia-Pacific	5.9%	6.3%
Rest of World	5.3%	5.2%
	100.0%	100.0%

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

For the three months ended December 28, 2024, the Company recorded income tax expense of $46.5 million resulting in an effective tax rate of 18.8%. The effective tax rate for the three months ended December 28, 2024 was lower than the U.S. statutory tax rate primarily due to the U.S. deduction for foreign derived intangible income, the geographic mix of income earned by the Company’s international subsidiaries, which are generally taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits, partially offset by U.S. tax on foreign earnings.

For the three months ended December 30, 2023, the Company recorded an income tax benefit of $55.2 million resulting in an effective tax rate of (28.9)%. The effective tax rate for the three months ended December 30, 2023 was lower than the U.S. statutory tax rate primarily due to a $107.2 million discrete tax benefit related to a worthless stock deduction on the investment in one of the Company’s international subsidiaries.

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

(18) Intangible Assets

Intangible assets consisted of the following:

Description	As of December 28, 2024		As of September 28, 2024
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,562.7	$3,877.3	$4,567.0	$3,834.0
In-process research and development	24.9	—	25.1	—
Customer relationships	607.7	570.2	609.7	569.8
Trade names	259.6	225.5	260.3	224.5
Total acquired intangible assets	$5,454.9	$4,673.0	$5,462.1	$4,628.3

Internal-use software	26.0	20.8	25.7	20.5
Capitalized software embedded in products	31.1	24.9	30.2	24.6
Total intangible assets	$5,512.0	$4,718.7	$5,518.0	$4,673.4

The estimated remaining amortization expense of the Company’s acquired intangible assets as of December 28, 2024 for each of the five succeeding fiscal years was as follows:

Remainder of Fiscal 2025	$148.1
Fiscal 2026	$169.0
Fiscal 2027	$81.9
Fiscal 2028	$78.8
Fiscal 2029	$73.2

During the first quarter of fiscal 2024, the Company assessed its in-process research and development intangible asset from its Mobidiag acquisition for impairment. The Company determined the fair value of this indefinite-lived asset utilizing the discounted cash flow model and recorded a $4.3 million impairment charge, reducing the fair value of this asset to $22.4 million. The reduction in the fair value of this asset was primarily due to a reduction in forecasted revenues and a delay in the timing of completing the project. In addition, the Company determined that the useful life of the customer relationship and trade name intangible assets from its Mobidiag acquisition should be shortened and recorded accelerated amortization expense of $7.3 million to bring the net carrying values to zero.

(19) Product Warranties

Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Three Months Ended:
December 28, 2024	$9.9	$2.4	$(2.3)	$10.0
December 30, 2023	$8.3	$2.9	$(2.1)	$9.1

(20) Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the periods presented:

	Three Months Ended December 28, 2024
	Foreign Currency Translation	Available-For-Sale Debt Securities	Hedged Interest Rate Swaps	Total
Beginning Balance	$(114.9)	$1.6	$1.8	$(111.5)
Other comprehensive income (loss) before reclassifications	(54.8)	(1.3)	4.9	(51.2)
Ending Balance	$(169.7)	$0.3	$6.7	$(162.7)

	Three Months Ended December 30, 2023
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total
Beginning Balance	$(168.0)	$0.3	$20.1	$(147.6)
Other comprehensive income (loss) before reclassifications	43.0	—	(14.2)	28.8
Ending Balance	$(125.0)	$0.3	$5.9	$(118.8)

(21) Share Repurchase

On September 22, 2022, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of the Company’s outstanding common stock, effective as of the close of trading September 23, 2022. This repurchase program replaced the previous $1.0 billion authorization. During the three months ended December 28, 2024, the Company repurchased 2.4 million shares of its common stock under this authorization for total consideration of $190.3 million. As of December 28, 2024, no amounts remained available under this authorization.

On September 12, 2024, the Board of Directors authorized a new stock repurchase program, with a five-year term, to repurchase up to $1.5 billion of the Company’s outstanding stock. This new stock repurchase authorization was in addition to the Company’s prior stock repurchase authorization. Exclusive of shares repurchased pursuant to the accelerated share repurchase agreement described below, during the three months ended December 28, 2024, the Company repurchased 1.1 million shares of its common stock under this authorization for total consideration of $77.0 million. As of December 28, 2024, $1.17 billion remained unused under this authorization. Subsequent to December 28, 2024, the Company repurchased 1.4 million shares for a total consideration of $95.1 million

On November 19, 2024, the Company executed an accelerated share repurchase (“ASR”) agreement with JPMorgan Chase & Co., (“JP Morgan”) pursuant to its existing authorizations and pursuant to which the Company agreed to repurchase $250.0 million of the Company’s common stock. In connection with the launch of the ASR, on November 20, 2024, the Company paid JP Morgan an aggregate of $250.0 million and received approximately 2.5 million shares of the Company’s common stock, representing 80% of the transaction value based on the Company’s closing share price on November 18, 2024. On December 23, 2024, the ASR agreement was completed, and the Company received an additional 0.8 million shares for the final settlement. This final settlement was based on the total transaction value and the volume-weighted average share price of the Company’s common stock during the term of the agreement.

(22) New Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The guidance requires entities to provide enhanced disclosures about significant segment expenses. For entities that have adopted the amendments in Update 2023-07, the updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and is applicable to the Company for its annual report on Form 10-K for fiscal 2025. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The FASB issued this update to enhance income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, and is applicable to the Company in fiscal 2026. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its consolidated financial position and results of operations.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220) Expense Disaggregation Disclosures. This update is intended to improve the disclosures related to expenses and provide investors more detailed information about certain types of expenses. For entities that have adopted the amendments in Update 2024-03, the updated guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and is applicable to the Company beginning with its annual report on Form 10-K for fiscal 2028. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its consolidated financial statements.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “likely,” “future,” “strategy,” “potential,” “seeks,” “goal” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including the “Risk Factors” set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024 or any other of our subsequently filed reports. We qualify all of our forward-looking statements by these cautionary statements.

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

DISPOSITION

SuperSonic Imagine Ultrasound Imaging

On September 28, 2023, we entered into a definitive agreement to sell our SSI ultrasound imaging business to SSH Holdings Limited for a sales price of $1.9 million in cash. Under the terms of the contract, we agreed to fund the SSI business with $33.2 million of cash. The sale was completed on October 3, 2023 (the beginning of the first quarter of fiscal 2024). We also agreed to provide certain transition services for up to one year, depending on the nature of the service.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in millions.

Product Revenues

	Three Months Ended
	December 28, 2024		December 30, 2023		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$436.9	42.8%	$419.4	41.4%	$17.5	4.2%
Breast Health	209.8	20.5%	232.9	23.0%	(23.1)	(9.9)%
GYN Surgical	164.2	16.1%	159.2	15.7%	5.0	3.2%
Skeletal Health	7.0	0.7%	16.6	1.6%	(9.6)	(57.8)%
	$817.9	80.1%	$828.1	81.7%	$(10.2)	(1.2)%

We had a decrease in product revenues in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in Breast Health revenue and Skeletal Health revenue. Partially offsetting this decrease was an increase in Diagnostics revenue and to a lesser extent an increase in GYN Surgical revenue.

Diagnostics product revenues increased $17.5 million, or 4.2%, in the current quarter compared to the corresponding period in the prior year primarily due to an increase in Molecular Diagnostics revenues of $16.2 million and an increase in Cytology revenue of $5.7 million, partially offset by a decrease in Blood Screening of $3.9 million. The increase in Molecular Diagnostics was primarily driven by an increase in sales of our BV/CV assays, which we attribute to increased adoption by our laboratory customers. Partially offsetting this increase was a decrease in sales of our two SARS-CoV-2 assays due to lower volumes and average selling prices, which we primarily attribute to a normalized level of COVID-19 cases and greater use of rapid tests compared to the prior year. The increase in Cytology was primarily driven by an increase in ThinPrep Pap Test sales volumes in the U.S. which we primarily attribute to the prior year quarter being low due to an inventory build up driven by customer ordering patterns in the second half of fiscal 2023 that was being worked down.

Breast Health product revenues decreased $23.1 million, or 9.9%, in the current quarter compared to the corresponding period in the prior year. The decrease is primarily due to a decrease in sales of our digital mammography systems, primarily 3D Dimensions systems and related workstation and workflow products, including software, which we primarily attribute to the prior year period had strong demand fulfillment built up from chip shortages, and in the current quarter we experienced longer sales cycles and insufficient sales force execution. These decreases were partially offset by an increase in sales of our interventional breast solutions products of $10.1 million primarily due to the acquisition of Endomag, which contributed $13.6 million of product revenue in the current three month period, and to a lesser extent an increase in sales of Brevera needles, partially offset by a decrease in sales of our Somatex Tumark markers, Eviva disposables, and BioZorb consumables.

GYN Surgical product revenues increased $5.0 million, or 3.2%, in the current quarter compared to the corresponding period in the prior year primarily due to an increase in sales of our Fluent fluid management system, and an increase in sales of our MyoSure and NovaSure devices in Europe, primarily from our go-direct strategy and improved reimbursement. Partially offsetting these increases was a decrease in sales of our NovaSure devices in the U.S., which we primarily attribute to a shrinking ablation market due to the increased use of alternative therapies.

Skeletal Health product revenues decreased $9.6 million, or 57.8%, in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in sales volume of our Horizon DXA systems as a temporary stop-ship was implemented during the third quarter of fiscal 2024 due to a non-conformance pertaining to electromagnetic compatibility requirements. This stop-ship was partially resolved near the end of the current quarter as we began to ship certain DXA models. We are working to completely resolve this issue with our suppliers and expect to resume shipments on the remaining DXA products during the second and third quarters of fiscal 2025.

At the end of any of our fiscal quarters and years, there remain open orders, primarily related to consumable products, that are not fulfilled until the beginning of the subsequent quarter or year, depending on a number of factors, including but not limited to customer ordering patterns, various operational and logistical issues, and in periods prior to fiscal 2025 management discretion to defer shipping orders based on achieving certain financial targets. Consolidated revenues in the current quarter benefited by approximately 2% from such open orders that were not fulfilled in the fourth quarter of fiscal 2024.

Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
United States	72.0%	72.3%
Europe	16.0%	15.3%
Asia-Pacific	6.0%	6.5%
Rest of World	6.0%	5.9%
	100.0%	100.0%

In the current quarter compared to the corresponding period in the prior year, the percentage of product revenue derived from Europe increased, while the percentage of product revenue derived from Asia-Pacific decreased. The increase in Europe was primarily due to a minimum commitment penalty payment received from the German government for SARS-CoV-2 assays and an increase in sales of our GYN Surgical products, specifically our MyoSure and NovaSure devices. The decrease in Asia-Pacific was primarily due to a decrease in sales of our Skeletal Health products as a result of the temporary stop-ship of our Horizon DXA systems in the current quarter as discussed above.

Service and Other Revenues

	Three Months Ended
	December 28, 2024		December 30, 2023		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$203.9	20.0%	$185.0	18.3%	$18.9	10.2%

Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenues increased 10.2% in the current quarter compared to the corresponding quarter in the prior year primarily due to an increase in Breast Health service contract revenue from our expanded installed base. In addition, we had higher lab testing volumes from our Biotheranostics business, which we primarily attribute to greater adoption of our Breast Cancer Index test.

Cost of Product Revenues

	Three Months Ended
	December 28, 2024		December 30, 2023		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$301.1	36.8%	$307.2	37.1%	$(6.1)	(2.0)%
Amortization of Acquired Intangible Assets	46.0	5.6%	45.5	5.5%	0.5	1.2%
	$347.1	42.4%	$352.7	42.6%	$(5.6)	(1.6)%

Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 36.8% in the current quarter compared to 37.1% in the corresponding period in the prior year.

Diagnostics’ product costs as a percentage of revenue decreased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in sales volume of our Women’s Health assays, primarily BV/CV, and ThinPrep Pap Test sales volumes, and improved manufacturing variances from higher production volumes. Partially offsetting this increase in gross margin was an increase in inventory excess and obsolescence reserves and sustaining on-market support.

Breast Health’s product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year primarily due to lower sales volumes of our higher margin products, primarily 3D Dimensions and related workstations and software products and to a lesser extent an increase in inventory excess and obsolescence reserves, unfavorable manufacturing variances and the step-up to fair value for the acquired Endomag inventory sold in the quarter.

GYN Surgical’s product costs as a percentage of revenue decreased in the quarter compared to the corresponding period in the prior year primarily due to an increase in volume of our MyoSure devices in international markets, partially offset by an increase in sales of our Fluent fluid management systems which have lower margins.

Skeletal Health’s product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in volume of our Horizon DXA systems due to a temporary stop-ship that was implemented during the third quarter of fiscal 2024 as discussed above.

Amortization of Acquired Intangible Assets. Amortization of intangible assets included in cost of product revenues relates to acquired developed technology, which is generally amortized over its estimated useful life of between 5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense increased slightly in the current quarter compared to the corresponding period in the prior year primarily due to an increase in intangible assets from the Endomag acquisition partially offset by lower amortization from the BioZorb developed technology impairments recorded in the second and third quarters of fiscal 2024.

Cost of Service and Other Revenues

	Three Months Ended
	December 28, 2024		December 30, 2023		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$94.2	46.2%	$92.9	50.2%	$1.3	1.4%

Service and other revenues gross margin increased to 53.8% in the current quarter compared to 49.8% in the corresponding period in the prior year. The increase in gross margin in the current quarter was primarily due to an increase in lab testing revenue from Biotheranostics, which has higher margins than our legacy service business and an increase in service contract and preventative maintenance revenue with lower field service expense.

Operating Expenses

	Three Months Ended
	December 28, 2024		December 30, 2023		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$60.3	5.9%	$66.8	6.6%	$(6.5)	(9.8)%
Selling and marketing	166.1	16.3%	148.9	14.7%	17.2	11.6%
General and administrative	115.7	11.3%	111.8	11.0%	3.9	3.5%
Amortization of acquired intangible assets	4.7	0.5%	13.3	1.3%	(8.6)	(64.7)%
Impairment of intangible asset	—	—%	4.3	0.4%	(4.3)	**
Contingent consideration - fair value adjustment	—	—%	1.7	0.2%	(1.7)	**
Restructuring charges	3.9	0.4%	22.5	2.2%	(18.6)	**
	$350.7	34.5%	$369.3	36.4%	$(18.6)	(5.0)%
** Percentage not meaningful

Research and Development Expenses. Research and development expenses decreased 9.8% in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in compensation and benefits from lower headcount, primarily in Diagnostics and Breast Health, an increase in the allocation of sustaining on-market support to product costs of goods sold, and a decrease in project spend. Partially offsetting this decrease was the inclusion of expenses of $1.9 million related to Endomag, which we acquired in the fourth quarter of fiscal 2024. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.

Selling and Marketing Expenses. Selling and marketing expenses increased 11.6% in the current quarter compared to the corresponding period in the prior year primarily due to the inclusion of expenses of $13.5 million from the Endomag acquisition which included a one-time contract termination fee, an increase in compensation and benefits from higher headcount, and an increase in commissions, partially offset by a decrease in marketing initiatives.

General and Administrative Expenses. General and administrative expenses increased 3.5% in the current quarter compared to the corresponding period in the prior year primarily due to an increase in legal expense, the inclusion of expenses of $3.3 million from the Endomag acquisition, an increase in acquisition transaction expenses and an increase in IT project spend, partially offset by a decrease in bad debt expense and lower expense from our deferred compensation plan.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets primarily results from customer relationships and trade names related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 5 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense decreased in the current quarter primarily due to accelerated amortization in the prior year period of customer relationship and trade name intangible assets acquired in the Mobidiag acquisition.

Restructuring Charges. We have implemented various cost reduction initiatives to align our cost structure with our operations and related integration activities. These actions have primarily resulted in the termination of employees and the shutdown of certain facilities. During the first quarter of fiscal 2024, we further refined our strategy for the Mobidiag business and decided to discontinue the manufacture and sale of certain products. This decision resulted in the closure of facilities in Finland and France and moving the development activities and operations to our San Diego, California location. As a result, we recorded accelerated depreciation of $7.2 million and a lease impairment charge of $12.5 million in the first quarter of fiscal 2024. We also recorded severance and benefit charges for the affected employee groups of $1.7 million and $1.8 million, for the periods ended December 28, 2024 and December 30, 2023, respectively. For additional information, please refer to Note 8 to our consolidated financial statements.

Interest Income

	Three Months Ended
	December 28, 2024	December 30, 2023	Change
	Amount	Amount	Amount	%
Interest Income	$24.2	$27.9	$(3.7)	(13.3)%

Interest income decreased in the current quarter compared to the corresponding period in the prior year primarily due to lower average cash and investment balances and lower interest rates as the U.S. Federal Reserve has reduced the Federal Funds Rate over the last twelve months.

Interest Expense

	Three Months Ended
	December 28, 2024	December 30, 2023	Change
	Amount	Amount	Amount	%
Interest Expense	$(30.5)	$(26.0)	$(4.5)	17.3%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense increased in the current quarter compared to the corresponding period in the prior year primarily due to a decrease of $8.1 million received under interest rate swap agreements primarily due to a decrease in our overall hedged principal amount from $1.0 billion to $500 million and an increase in the fixed SOFR component under those agreements. This decrease was partially offset by a lower principal balance outstanding under our 2021 Credit Agreement and a reduction in interest rates as U.S. Federal Reserve has reduced the Federal Funds Rate over the last twelve months.

Other Income (Expense), net

	Three Months Ended
	December 28, 2024	December 30, 2023	Change
	Amount	Amount	Amount	%
Other Income (Expense), net	$24.0	$(8.8)	$32.8	(372.7)%

For the first quarter of fiscal 2025, this account primarily consisted of net foreign currency exchange gains of $25.6 million primarily from the mark-to-market of foreign currency contracts used to hedge operating results, partially offset by a loss of $1.5 million from our Maverix strategic investment that is accounted for under the equity method. For the first quarter of fiscal 2024, this account primarily consisted of net foreign currency exchange losses of $13.1 million primarily from the mark-to-market of foreign currency contracts used to hedge operating results, partially offset by a gain of $5.7 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains.

Provision (Benefit) for Income Taxes

	Three Months Ended
	December 28, 2024	December 30, 2023	Change
	Amount	Amount	Amount	%
Provision (Benefit) for Income Taxes	$46.5	$(55.2)	$101.7	**
**Percentage not meaningful

Our effective tax rate for the three months ended December 28, 2024 was a provision of 18.8% compared to a benefit of 28.9% for the corresponding period in the prior year. The effective tax rate for the three months ended December 28, 2024 was lower than the U.S. statutory tax rate primarily due to the U.S. deduction for foreign derived intangible income, the geographic mix of income earned by the Company’s international subsidiaries, which are generally taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits, partially offset by U.S. tax on foreign earnings. The effective tax rate for the three months ended December 30, 2023 was lower than the U.S. statutory tax rate primarily due to a $107.2 million discrete tax benefit related to a worthless stock deduction on the investment in one of the Company’s international subsidiaries.

Segment Results of Operations

We operate in four segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024. We measure segment performance based on total revenues and operating income. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.

Diagnostics

	Three Months Ended
	December 28, 2024	December 30, 2023	Change
	Amount	Amount	Amount	%
Total Revenues	$470.6	$447.8	$22.8	5.1%
Operating Income	$118.9	$49.4	$69.5	140.7%
Operating Income as a % of Segment Revenue	25.3%	11.0%

Diagnostics revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in product revenue discussed above and to a lesser extent higher lab testing revenue from our Biotheranostics business.

Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in gross profit and a decrease in operating expenses. Gross margin was 56.2% in the current quarter compared to 52.0% in the corresponding period in the prior year. The increase in gross margin in the current period was primarily due to an increase in volume of our Women’s Health assays, primarily BV/CV, and ThinPrep Pap Test volumes, and improved manufacturing variances from higher production volumes. Also contributing to the increase in gross margin in the current period was an increase in Biotheranostics lab testing revenue which has higher margins. Partially offsetting this increase in gross margin was an increase in excess and obsolescence reserves and sustaining on-market support.

Operating expenses decreased in the current quarter compared to the corresponding period in the prior year primarily due to the prior year period included restructuring charges of $21.5 million, accelerated amortization expense of acquired intangible assets of $7.2 million, and an impairment charge of $4.3 million related to the in-process research and development intangible asset, all of which related to our Mobidiag business. In addition, operating expenses were lower in the current quarter due to lower research and development headcount from prior year restructuring actions and lower bad debt expense, partially offset by an increase in commissions.

Breast Health

	Three Months Ended
	December 28, 2024	December 30, 2023	Change
	Amount	Amount	Amount	%
Total Revenues	$369.1	$377.7	$(8.6)	(2.3)%
Operating Income	$67.5	$102.2	$(34.7)	(34.0)%
Operating Income as a % of Segment Revenue	18.3%	27.1%

Breast Health revenues decreased in the current quarter compared to the corresponding period in the prior year due to a decrease in product revenues as discussed above partially offset by an increase in service revenue.

Operating income for this business segment decreased in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in gross profit and an increase in operating expenses. Gross margin was 54.1% in the current quarter, compared to 56.9% in the corresponding period in the prior year. The decrease in gross margin was primarily due to a decrease in sales of 3D Dimensions systems and related workstations and software products, higher intangible asset amortization related to the Endomag acquisition, an increase in inventory excess and obsolescence reserves and unfavorable manufacturing variances, and the step-up to fair value for the acquired Endomag inventory sold in the quarter. This decrease was partially offset by an increase in service gross margin from an expanded installed base.

Operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in expenses of $19.1 million from the inclusion of expenses from the Endomag acquisition, which included a one-time contract termination fee, and higher litigation expenses.

GYN Surgical

	Three Months Ended
	December 28, 2024	December 30, 2023	Change
	Amount	Amount	Amount	%
Total Revenues	$166.3	$162.2	$4.1	2.5%
Operating Income	$46.6	$43.2	$3.4	7.9%
Operating Income as a % of Segment Revenue	28.0%	26.6%

GYN Surgical revenues increased in the quarter compared to the corresponding period in the prior year primarily due to the increase in product revenues discussed above.

Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in gross profit partially offset by an increase in operating expenses. Gross margin was 68.4% in the current quarter compared to 67.7% in the corresponding period in the prior year. The increase in gross margin was primarily due to an increase in sales volumes of MyoSure and NovaSure devices in international markets, partially offset by an increase in sales of our Fluent fluid management systems which have lower margins and lower NovaSure sales in the U.S.

Operating expenses increased slightly in the current quarter compared to the corresponding period in the prior year primarily due to an increase in acquisition expenses related to the Gynesonics acquisition and an increase in sales compensation and benefits and commissions resulting from higher headcount. These increases were partially offset by a decrease in bad debt expense and research and development project spend and the prior year period included a $1.7 million charge to increase the Acessa contingent consideration liability to fair value.

Skeletal Health

	Three Months Ended
	December 28, 2024	December 30, 2023	Change
	Amount	Amount	Amount	%
Total Revenues	$15.8	$25.4	$(9.6)	(37.8)%
Operating Income	$(3.2)	$3.4	$(6.6)	(194.1)%
Operating Income as a % of Segment Revenue	(20.5)%	13.5%

Skeletal Health revenues decreased in the current quarter compared to the corresponding period in the prior year primarily due to the decrease in product revenues discussed above.

Operating income for this business segment decreased in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in gross profit. Gross margin was 17.1% in the current period, compared to 38.5% in the corresponding period in the prior year. The decrease in gross margin was primarily due to a decrease in sales volume of our Horizon DXA systems due to the temporary stop-ship implemented in the third quarter of fiscal 2024 that was partially resolved in the current quarter.

Operating expenses remained consistent in the current quarter compared to the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At December 28, 2024, we had $2,491.2 million of working capital and our cash and cash equivalents totaled $1,782.1 million. Our cash and cash equivalents decreased by $378.1 million during the first three months of fiscal 2025 primarily due to cash used in investing and financing activities primarily related to repurchases of our common stock and capital expenditures, partially offset by cash generated from operating activities.

In the first three months of fiscal 2025, our operating activities provided cash of $189.3 million, primarily due to net income of $201.0 million, non-cash charges for depreciation and amortization aggregating $74.0 million, and stock-based compensation expense of $30.1 million. These adjustments to net income were partially offset by a decrease in net deferred income taxes of $19.5 million primarily due to the amortization of intangible assets and non-cash changes for unrealized foreign currency exchange gains of $22.0 million. Cash provided by operations included a net cash outflow of $77.2 million from changes in our operating assets and liabilities. This cash outflow was primarily driven by a decrease of $54.6 million in accrued expenses primarily due to the payment of our annual bonuses and commissions partially offset by an increase in accrued interest based on the timing of payments, an increase of $41.7 million in accounts receivable due to higher sales in the first quarter of fiscal 2025 compared to the fourth quarter of fiscal 2024 and a slight increase in our days sales outstanding, an increase in inventory of $36.1 million to meet expected demand across our primary product lines and the build of Breast Health capital equipment for the transfer of manufacturing to Newark, Delaware from Danbury, Connecticut and an increase in deferred revenue of $23.4 million due to the timing of annual billings on our service contracts. These cash outflows were partially offset by an increase of $36.2 million in accounts payable and a decrease in prepaid taxes of $29.2 million primarily due to the timing of payments.

In the first three months of fiscal 2025, our investing activities used cash of $22.0 million primarily due to capital expenditures of $31.6 million, which primarily consisted of the placement of equipment under customer usage agreements and purchase of manufacturing equipment, and $15.4 million for purchases of licenses These cash outflows were partially offset by $32.0 million of maturities on our available-for-sale securities.

In the first three months of fiscal 2025, our financing activities used cash of $537.0 million primarily due to $517.3 million for repurchases of our common stock, including a $250 million accelerated share repurchase program, $9.4 million for debt principal payments under our 2021 Credit Agreement, and $21.7 million for the payment of employee taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $12.2 million from our equity plans.

Debt

We had total recorded debt outstanding of $2.53 billion at December 28, 2024, which was comprised of amounts outstanding under our 2021 Credit Agreement of $1.19 billion (principal of $1.19 billion), 2029 Senior Notes of $941.3 million (principal of $950.0 million), and 2028 Senior Notes of $397.7 million (principal of $400.0 million).

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

As of December 28, 2024, there were no borrowings under the 2021 Revolver.

Borrowings under the 2021 Credit Agreement, other than Swing Line Loans, bear interest, at our option, at the Base Rate, at the Term SOFR Rate, at the Alternative Currency Daily Rate, or at the Daily SOFR Rate, in each case plus the Applicable Rate. The Applicable Rate in regard to the Base Rate, the Term SOFR Rate, the Alternative Currency Daily Rate, the Alternative Currency Term Rate and the Daily SOFR Rate is subject to change depending on the Total Net Leverage Ratio (as defined in the 2021 Credit Agreement). As of December 28, 2024, the interest rate under the 2021 Term Loan was 5.44% per annum.

We are required to make scheduled principal payments under the 2021 Term Loan in increasing amounts, which currently range from $9.375 million per three-month period to $18.75 million per three-month period commencing with the three-month period ending on December 26, 2025. The remaining scheduled balance of $1.085 billion (or such lesser aggregate principal amount of the Term Loans then outstanding) on the 2021 Term Loan and any amounts outstanding under the 2021 Revolver are due at their respective maturities. In addition, subject to the terms and conditions set forth in the 2021 Credit Agreement, we may be required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances (excluding permitted debt) and insurance recoveries (subject to certain reinvestment rights). Certain mandatory prepayments are subject to reduction or elimination if certain financial covenants are met. Subject to certain limitations, we may voluntarily prepay any of the 2021 Credit Facilities without premium or penalty. As of December 28, 2024, the outstanding principal balance of the 2021 Term Loan was $1.2 billion.

The 2021 Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including the requirement that we maintain two financial ratios (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each quarter for the previous twelve-month period. As of December 28, 2024, we were in compliance with these covenants.

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

Stock Repurchase Program
On September 12, 2024, our Board of Directors authorized a new stock repurchase program, with a five-year term, to repurchase up to $1.5 billion of our outstanding stock. This new stock repurchase authorization is in addition to the Company’s prior stock repurchase authorization, which was exhausted as of the first quarter of fiscal 2025. As of December 28, 2024, $1.17 billion remained unused under this authorization. Subsequent to December 28, 2024, we repurchased 1.4 million shares for a total consideration of $95.1 million
The timing of share repurchases will be based upon our continuing analysis of market, financial, and other factors. Repurchases under the authorized share repurchase plan may be made using a variety of methods, which may include, but are not limited to, open market purchases, privately negotiated transactions, accelerated share repurchase agreements, or purchases pursuant to a Rule 10b5-1 plan under the Exchange Act. The authorized share repurchase plan may be suspended, delayed or discontinued at any time.

Acquisition

On January 2, 2025, we completed the acquisition of Gynesonics, Inc. (“Gynesonics”) for a purchase price of approximately $350.0 million, subject to working capital and other customary adjustments. Gynesonics, located in Redwood City, California, develops a technology intended for diagnostic intrauterine imaging and transcervical treatment of certain symptomatic uterine fibroids, including those associated with heavy menstrual bleeding. Gynesonics will be included in the GYN Surgical reportable segment.

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

Future Liquidity Considerations

We expect to continue to review and evaluate potential strategic transactions that we believe will complement our current or future business. Subject to the “Risk Factors,” if any, set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2024 or any other of our subsequently filed reports, and the general disclaimers set forth in our “Cautionary Statement” regarding forward-looking statements at the outset of this Item 2, we believe that our cash and cash equivalents, short and long-term investments, cash flows from operations, and the cash available under our 2021 Revolver will provide us with sufficient funds in order to fund our existing commitments and our expected normal operations and debt payments over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our 2021 Credit Agreement, 2028 Senior Notes, and 2029 Senior Notes. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see the “Risk Factors” set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowances. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” regarding forward-looking statements set forth at the outset of this Item 2 and the “Risk Factors” set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2024 or any other of our subsequently filed reports.

The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, available-for-sale debt securities, accounts receivable, equity investments, foreign currency derivative contracts, interest rate swap agreements, insurance contracts, accounts payable and debt obligations. Except for our outstanding 2028 and 2029 Senior Notes, the fair value of these financial instruments approximate their carrying amount. The fair value of our 2028 and 2029 Senior Notes was approximately $387.4 million and $860.9 million, respectively, as of December 28, 2024. Amounts outstanding under our 2021 Credit Agreement of $1.2 billion aggregate principal as of December 28, 2024 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.

Our primary market risk exposures are primarily related to interest rate risk and foreign currency exchange risk.

Interest Rate Risk. We incur interest expense on borrowings outstanding under our 2028 and 2029 Senior Notes, and 2021 Credit Agreement. The 2028 and 2029 Senior Notes have fixed interest rates. Borrowings under our 2021 Credit Agreement bear interest at the SOFR Rate plus SOFR Adjustment of 0.10% plus the applicable margin of 1.00% per annum.

As of December 28, 2024, there was $1.2 billion of aggregate principal outstanding under the 2021 Credit Agreement. Since this debt obligation is a variable rate instrument, our interest expense associated with the instrument is subject to change. A hypothetical 10% adverse movement (increase in the SOFR rate) would increase annual interest expense by approximately $3.0 million, which is net of the impact of our interest rate swap hedge. We have entered into interest rate swap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding under our credit facilities. We designated these derivative instruments as a cash flow hedge of the variability of the Term SOFR-based interest payments on $500 million of principal outstanding under the 2021 Credit Agreement.

The return from cash and cash equivalents and short and long-term investments, which are available-for-sale debt securities, will vary as short-term interest rates change. A hypothetical 100 basis point change in market rates would change annual interest income by approximately $13.2 million based on our current cash and investment balances.

Foreign Currency Exchange Risk. We conduct business worldwide and due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows in a number of currencies, primarily the Euro, U.S. dollar, U.K. Pound, Australian dollar, Canadian dollar, Chinese Yuan and Japanese Yen. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. We have executed forward foreign currency contracts and foreign currency options (principally the Japanese Yen) to hedge a portion of results. Additional information regarding our currency exchange rate derivative instruments is included in Note 11 to the current period’s consolidated financial statements.

We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition, and accordingly, foreign currency exchange risk is not significant to the Company. We believe a hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material adverse impact on our financial condition or results of operations.

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

As of December 28, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 28, 2024.

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

Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended September 28, 2024.

Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 28, 2024 or any of our subsequently filed reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer’s Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1) (2) (3)	Average Price Paid Per Share ($) (1) (2) (3)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (1) (2) (3)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (1) (2)
September 29, 2024 – October 26, 2024	1,582,672	$79.88	1,582,672	$1,563.9
October 27, 2024 – November 23, 2024	3,682,746	76.37	3,682,746	1,282.7
November 24, 2024 – December 28, 2024	1,486,400	73.72	1,486,400	1,173.1
Total	6,751,818	$76.61	6,751,818	$1,173.1
 ___________________________________

(1)On September 12, 2024, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.5 billion of the Company’s outstanding stock. This new stock repurchase authorization is in addition to the Company’s prior stock repurchase authorization. As of December 28, 2024, $1.2 billion remained unused under this program.
(2)On September 22, 2022, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of the Company’s outstanding common stock, effective as of the close of trading on September 23, 2022. As of December 28, 2024, this program was fully utilized.
(3)On November 19, 2024, the Company entered into a share repurchase (“ASR”) agreement with JPMorgan Chase & Co., (“JP Morgan”). Under the ASR, Hologic agreed to purchase $250 million of Hologic’s common stock. The initial delivery was 2.5 million shares, representing 80% of the transaction value based on the Company’s closing share price on November 18, 2024. The final settlement occurred during the first quarter of fiscal 2025 as 0.8 million additional shares were received on December 20, 2024 under the ASR agreement. The number of shares was determined upon completion of the transaction and was based on the total transaction value and the volume-weighted average share price of our common stock during the term of the agreement. The volume-weighted average share price under the ASR was $75.02.
The repurchase programs do not obligate the Company to acquire a minimum amount of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. For additional information regarding the Company’s repurchase programs, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Stock Repurchase Program.”

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the first quarter of fiscal 2025, Amy Wendell, Lead Independent Director of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act on December 2, 2024 to sell up to 1,500 shares of our common stock (following the exercise of options) between March 3, 2025 and November 21, 2025, the date this plan expires. The trading plan will cease upon the earlier of November 21, 2025 or the sale of all shares subject to the trading plan.

During the first quarter of fiscal 2025, Stephen MacMillan, Chairman, President and Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act on December 12, 2024 to sell up to 138,358 shares of our common stock (following the exercise of options) between March 14, 2025 and November 6, 2025, the date this plan expires. The trading plan will cease upon the earlier of November 6, 2025 or the sale of all shares subject to the trading plan.

During the first quarter of fiscal 2025, none of our other directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.1	Form of Performance Stock Unit Award Agreement (ROIC) (adopted fiscal 2025) (1)	8-K	11/08/2024

10.2	Form of Performance Stock Unit Award Agreement (relative TSR) (adopted fiscal 2025) (1)	8-K	11/08/2024

10.3	Form of Performance Stock Unit Award Agreement (FCF) (adopted fiscal 2025) (1)	8-K	11/08/2024
31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_______________
(1)    Indicates management contract or compensatory plan, contract or arrangement.
* Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	February 6, 2025	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 6, 2025	/s/ Karleen M. Oberton

Karleen M. Oberton
Chief Financial Officer (Principal Financial Officer)