Form 10-Q
period 2025-03-29
HOLOGIC INC
filed 2025-05-02
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2025, 222,845,246 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Revenues:
Product	$792.7	$828.0	$1,610.6	$1,656.0
Service and other	212.6	189.8	416.5	374.9
	1,005.3	1,017.8	2,027.1	2,030.9
Costs of revenues:
Product	305.0	308.6	606.1	615.7
Amortization of acquired intangible assets	48.2	44.9	94.2	90.5
Impairment of intangible assets	183.4	25.9	183.4	25.9
Service and other	91.4	96.1	185.6	189.0
Gross profit	377.3	542.3	957.8	1,109.8
Operating expenses:
Research and development	61.5	74.6	121.8	141.4
Selling and marketing	154.4	144.2	320.5	293.1
General and administrative	119.7	100.4	235.4	212.2
Amortization of acquired intangible assets	3.8	5.7	8.5	19.0
Impairment of intangible assets	37.5	0.9	37.5	5.2
Contingent consideration fair value adjustment	—	—	—	1.7
Restructuring charges	7.4	6.1	11.3	28.6
	384.3	331.9	735.0	701.2
Income (loss) from operations	(7.0)	210.4	222.8	408.6
Interest income	14.9	24.0	39.1	51.9
Interest expense	(29.1)	(32.3)	(59.6)	(58.3)
Other income (expense), net	(7.3)	9.4	16.7	0.6
Income (loss) before income taxes	(28.5)	211.5	219.0	402.8
Provision (benefit) for income taxes	(11.1)	41.6	35.4	(13.6)
Net income (loss)	$(17.4)	$169.9	$183.6	$416.4
Net income (loss) per common share:
Basic	$(0.08)	$0.72	$0.81	$1.76
Diluted	$(0.08)	$0.72	$0.80	$1.74
Weighted average number of shares outstanding:
Basic	225,774	235,890	228,029	237,258
Diluted	225,774	237,562	229,549	238,888
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net income (loss)	$(17.4)	$169.9	$183.6	$416.4
Changes in foreign currency translation adjustment	25.4	(22.8)	(29.4)	20.2
Gain (loss) recognized on available-for-sale securities	(0.1)	—	(1.4)	—
Gain (loss) recognized, net of tax of $(0.8) and $0.7 for the three and six months ended March 29, 2025 and $1.4 and $(3.0) for the three and six months ended March 30, 2024, for interest rate swaps	(2.7)	4.6	2.2	(9.6)
Other comprehensive income (loss)	22.6	(18.2)	(28.6)	10.6
Comprehensive income	$5.2	$151.7	$155.0	$427.0
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	March 29, 2025	September 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,429.5	$2,160.2
Short-term investments	191.5	173.4
Accounts receivable, less reserves	644.4	600.4
Inventory	716.7	679.8
Prepaid expenses and other current assets	166.0	156.2
Prepaid income taxes	60.6	53.3
Total current assets	3,208.7	3,823.3
Property, plant and equipment, net	555.8	537.8
Intangible assets, net	673.8	844.6
Goodwill	3,624.0	3,443.1
Long-term investments	—	96.4
Other assets	482.8	410.8
Total assets	$8,545.1	$9,156.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$56.2	$37.5
Accounts payable	208.6	203.8
Accrued expenses	508.3	579.7
Deferred revenue	213.3	212.9
Finance lease obligations	3.3	3.3
Total current liabilities	989.7	1,037.2
Long-term debt, net of current portion	2,461.3	2,497.1
Finance lease obligations, net of current portion	10.2	12.2
Deferred income tax liabilities	46.6	59.4
Deferred revenue, net of current portion	12.2	13.8
Other long-term liabilities	406.4	406.3
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 302,051 and 301,185 shares issued, respectively	3.0	3.0
Additional paid-in-capital	6,301.6	6,244.2
Retained earnings	3,029.4	2,845.8
Treasury stock, at cost – 79,207 and 69,460 shares, respectively	(4,575.2)	(3,851.5)
Accumulated other comprehensive loss	(140.1)	(111.5)
Total stockholders’ equity	4,618.7	5,130.0
Total liabilities and stockholders’ equity	$8,545.1	$9,156.0
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount
September 30, 2023	299,940	$3.0	$6,141.2	$2,056.3	$(147.6)	58,231	$(3,036.0)	$5,016.9
Exercise of stock options	124	—	5.0	—	—	—	—	5.0
Vesting of restricted stock units, net	432	—	(16.2)	—	—	—	—	(16.2)
Stock-based compensation	—	—	28.7	—	—	—	—	28.7
Net income	—	—	—	246.5	—	—	—	246.5
Other comprehensive income activity	—	—	—	—	28.8	—	—	28.8
Repurchase of common stock(1)	—	—	—	—	—	2,161	(155.9)	(155.9)
Accelerated share repurchase agreement	—	—	(100.0)	—	—	5,560	(400.0)	(500.0)
December 30, 2023	300,496	$3.0	$6,058.7	$2,302.8	$(118.8)	65,952	$(3,591.9)	$4,653.8
Exercise of stock options	79	—	3.2	—	—	—	—	3.2
Vesting of restricted stock units, net	16	—	(0.1)	—	—	—	—	(0.1)
Common stock issued under the employee stock purchase plan	165	—	10.0	—	—	—	—	10.0
Stock-based compensation	—	—	25.8	—	—	—	—	25.8
Net income	—	—	—	169.9	—	—	—	169.9
Other comprehensive income activity	—	—	—	—	(18.2)	—	—	(18.2)
Accelerated share repurchase agreement	—	—	100.0	—	—	1,428	(100.0)	—
March 30, 2024	300,756	$3.0	$6,197.6	$2,472.7	$(137.0)	67,380	$(3,691.9)	$4,844.4
Exercise of stock options	24	—	1.2	—	—	—	—	1.2
Vesting of restricted stock units, net	7	—	(0.3)	—	—	—	—	(0.3)
Stock-based compensation	—	—	14.6	—	—	—	—	14.6
Net income	—	—	—	194.5	—	—	—	194.5
Other comprehensive income activity	—	—	—	—	(2.5)	—	—	(2.5)
Repurchase of common stock(1)	—	—	—	—	—	1,351	(101.0)	(101.0)
June 29, 2024	300,787	$3.0	$6,213.1	$2,667.2	$(139.5)	68,731	$(3,792.9)	$4,950.9
Exercise of stock options	196	—	7.5	—	—	—	—	7.5
Vesting of restricted stock units, net	18	—	(0.8)	—	—	—	—	(0.8)
Common stock issued under the employee stock purchase plan	184	—	11.2	—	—	—	—	11.2
Stock-based compensation	—	—	13.2	—	—	—	—	13.2
Net income	—	—	—	178.6	—	—	—	178.6
Other comprehensive income activity	—	—	—	—	28.0	—	—	28.0
Repurchase of common stock(1)	—	—	—	—	—	729	(58.6)	(58.6)
September 28, 2024	301,185	$3.0	$6,244.2	$2,845.8	$(111.5)	69,460	$(3,851.5)	$5,130.0
Exercise of stock options	118	—	6.8	—	—	—	—	6.8
Vesting of restricted stock units, net	469	—	(21.7)	—	—	—	—	(21.7)
Stock-based compensation	—	—	30.1	—	—	—	—	30.1
Net income	—	—	—	201.0	—	—	—	201.0
Other comprehensive income activity	—	—	—	—	(51.2)	—	—	(51.2)
Accelerated share repurchase agreement	—	—	—	—	—	3,332	(250.0)	(250.0)
Repurchase of common stock(1)	—	—	—	—	—	3,420	(271.7)	(271.7)
December 28, 2024	301,772	$3.0	$6,259.4	$3,046.8	$(162.7)	76,212	$(4,373.2)	$4,773.3
Exercise of stock options	98	—	4.3	—	—	—	—	4.3
Vesting of restricted stock units, net	22	—	(0.2)	—	—	—	—	(0.2)
Common stock issued under the employee stock purchase plan	159	—	9.7	—	—	—	—	9.7

Stock-based compensation	—	—	28.4	—	—	—	—	28.4
Net loss	—	—	—	(17.4)	—	—	—	(17.4)
Other comprehensive income activity	—	—	—	—	22.6	—	—	22.6
Repurchase of common stock(1)	—	—	—	—	—	2,995	(202.0)	(202.0)
March 29, 2025	302,051	$3.0	$6,301.6	$3,029.4	$(140.1)	79,207	$(4,575.2)	$4,618.7
(1) Includes excise tax on share repurchases.
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	March 29, 2025	March 30, 2024
OPERATING ACTIVITIES
Net income	$183.6	$416.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47.4	52.6
Amortization of acquired intangible assets	102.8	109.5
Stock-based compensation expense	58.5	54.5
Deferred income taxes	(82.2)	(46.8)
Intangible asset impairment charges	220.9	31.1
Other adjustments and non-cash items	1.3	24.7
Changes in operating assets and liabilities, excluding the effect of acquisitions and dispositions:
Accounts receivable	(45.4)	(20.1)
Inventories	(41.8)	(30.4)
Prepaid income taxes	(7.2)	(115.3)
Prepaid expenses and other assets	8.8	(12.5)
Accounts payable	5.2	26.7
Accrued expenses and other liabilities	(93.7)	13.3
Deferred revenue	0.5	8.7
Net cash provided by operating activities	358.7	512.4
INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(322.8)	—
Acquisition of intangible assets	(15.4)	—
Sale of business, net of cash disposed	—	(31.3)
Capital expenditures	(32.3)	(35.5)
Increase in equipment under customer usage agreements	(39.5)	(30.5)
Strategic investments	(15.0)	(39.5)
Maturities of available-for-sale securities	80.0	—
Other activity	(1.3)	(5.9)
Net cash used in investing activities	(346.3)	(142.7)
FINANCING ACTIVITIES
Repayment of long-term debt	(18.8)	(268.8)
Payment of contingent consideration	—	(2.6)
Repurchases of common stock	(717.3)	(676.8)
Proceeds from issuance of common stock pursuant to employee stock plans	20.9	18.4
Payment of minimum tax withholdings on net share settlements of equity awards	(21.9)	(16.3)
Payments under finance lease obligations	(1.6)	(1.9)
Net cash used in financing activities	(738.7)	(948.0)
Effect of exchange rate changes on cash and cash equivalents	(4.4)	2.6
Net decrease in cash and cash equivalents	(730.7)	(575.7)
Cash and cash equivalents, beginning of period*	2,160.2	2,755.7
Cash and cash equivalents, end of period	$1,429.5	$2,180.0
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

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and six months ended March 29, 2025 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 27, 2025.

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events affecting the unaudited consolidated financial statements as of and for the three and six months ended March 29, 2025.

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

	Three Months Ended March 29, 2025			Three Months Ended March 30, 2024
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$71.1	$47.4	$118.5	$70.7	$49.8	$120.5
Molecular Diagnostics	258.7	67.3	326.0	255.4	67.3	322.7
Blood Screening	9.1	—	9.1	6.9	—	6.9
Total	$338.9	$114.7	$453.6	$333.0	$117.1	$450.1

Breast Health:
Breast Imaging	$209.4	$62.5	$271.9	$234.9	$71.8	$306.7
Interventional Breast Solutions	62.0	22.3	84.3	60.4	17.5	77.9
Total	$271.4	$84.8	$356.2	$295.3	$89.3	$384.6

GYN Surgical	$117.0	$45.5	$162.5	$115.6	$40.4	$156.0

Skeletal Health	$17.6	$15.4	$33.0	$15.5	$11.6	$27.1
	$744.9	$260.4	$1,005.3	$759.4	$258.4	$1,017.8

	Six Months Ended March 29, 2025			Six Months Ended March 30, 2024
Business (in millions)	United States	International	Total	United States	International	Total
Diagnostics:
Cytology & Perinatal	$147.1	$96.9	$244.0	$140.5	$100.0	$240.5
Molecular Diagnostics	521.2	145.7	666.9	502.9	139.6	642.5
Blood Screening	13.3	—	13.3	14.9	—	14.9
Total	$681.6	$242.6	$924.2	$658.3	$239.6	$897.9

Breast Health:
Breast Imaging	$425.1	$128.3	$553.4	$463.3	$144.8	$608.1
Interventional Breast Solutions	128.4	43.4	171.8	121.5	32.7	154.2
Total	$553.5	$171.7	$725.2	$584.8	$177.5	$762.3

GYN Surgical	$238.9	$90.0	$328.9	$240.8	$77.4	$318.2

Skeletal Health	$28.8	$20.0	$48.8	$29.2	$23.3	$52.5
	$1,502.8	$524.3	$2,027.1	$1,513.1	$517.8	$2,030.9

	Three Months Ended		Six Months Ended
Geographic Regions (in millions)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
United States	$744.9	$759.4	$1,502.8	$1,513.1
Europe	146.5	137.0	295.4	279.8
Asia-Pacific	59.7	64.4	119.5	128.2
Rest of World	54.2	57.0	109.4	109.8
	$1,005.3	$1,017.8	$2,027.1	$2,030.9

The following table provides revenue recognized by source:

	Three Months Ended		Six Months Ended
Revenue by type (in millions)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Disposables	$636.9	$618.9	$1,300.6	$1,247.8
Capital equipment, components and software	155.8	209.1	310.0	408.2
Service	207.9	185.0	406.5	363.8
Other	4.7	4.8	10.0	11.1
	$1,005.3	$1,017.8	$2,027.1	$2,030.9

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

Remaining Performance Obligations

As of March 29, 2025, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $901.1 million. These remaining performance obligations primarily relate to support and maintenance obligations and extended warranty in the Company’s Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 27% of this amount as revenue in fiscal 2025, 37% in fiscal 2026, 20% in fiscal 2027, 10% in fiscal 2028, and 6% thereafter. As permitted, the Company does not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company’s Breast Health and Skeletal Health reportable segments. Contract liabilities are classified as other current liabilities and other long-term liabilities in the Consolidated Balance Sheets. The Company recognized revenue of $39.8 million and $109.8 million in the three and six months ended March 29, 2025, respectively, that was included in the contract liability at September 28, 2024. The Company recognized $37.1 million and $101.6 million in the three and six months ended March 30, 2024, respectively, that was included in the contract liability at September 30, 2023.

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

The following table summarizes certain fair value information at March 29, 2025 and September 28, 2024 for investment assets and other liabilities measured at fair value on a recurring basis, as well as the carrying amount of certain investments.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 29, 2025
Assets:
Money market mutual funds	$180.3	$180.3	$—	$—
U.S. Treasury securities	191.5	191.5	—	—
Interest rate swaps	5.9	—	5.9	—
Forward foreign currency contracts	3.1	—	3.1	—
Total	$380.8	$371.8	$9.0	$—
Liabilities:
Contingent consideration	$1.1	$—	$—	$1.1
Forward foreign currency contracts	0.2	—	0.2	—
Total	$1.3	$—	$0.2	$1.1

September 28, 2024
Assets:
Money market mutual funds	$341.7	$341.7	$—	$—
U.S. Treasury securities	626.3	626.3	—	—
Commercial paper	24.9	24.9	—	—
Interest rate swaps	3.1	—	3.1	—
Foreign currency option contracts	0.8	—	0.8	—
Total	$996.8	$992.9	$3.9	$—
Liabilities:
Contingent consideration	$1.1	$—	$—	$1.1
Interest rate swaps	0.2	—	0.2	—
Forward foreign currency contracts	12.6	—	12.6	—
Total	$13.9	$—	$12.8	$1.1

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, during the three and six month periods ended March 29, 2025 and March 30, 2024 were as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Balance at beginning of period	$1.1	$3.7	$1.1	$2.0
Contingent consideration recorded at acquisition	—	—	—	—
Fair value adjustments	—	—	—	1.7
Payments	—	(2.6)	—	(2.6)
Balance at end of period	$1.1	$1.1	$1.1	$1.1

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of equity investments and long-lived assets, primarily property, plant and equipment, intangible assets and goodwill. During the second quarter of fiscal 2025, the Company recorded intangible asset impairment charges, excluding an in-process research and development project from the Mobidiag acquisition, aggregating $204.0 million related to developed technology, trade names, and customer relationships acquired in the Acessa, Bolder, Diagenode and Mobidiag acquisitions. The Acessa and Bolder businesses are part of the Company’s GYN Surgical segment and the Diagenode and Mobidiag businesses are part of the Company’s Diagnostics segment. The total charges by asset group for each of Acessa, Bolder, Diagenode and Mobidiag were $61.9 million, $64.5 million, $38.6 million, and $39.0 million, respectively. Subsequent to the impairment charges, the carrying values of the definite-lived intangible assets for the Acessa, Bolder, Diagenode and Mobidiag asset groups were $7.2 million, zero, $3.0 million, and $6.7 million, respectively. The company also recorded a $16.9 million impairment charge for an in-process research and development project from the Mobidiag acquisition, reducing the carrying value to $5.0 million. During the second quarter of fiscal 2024, the Company recorded intangible asset impairment charges of $25.9 million and $0.9 million, respectively, related to its BioZorb developed technology and trade name intangible assets, acquired in the Focal acquisition, which is within the Breast Health reportable segment, reducing the carrying value of the assets to $13.9 million and $0.5 million, respectively. See Note 18 for further discussion.

During the first quarter of fiscal 2024, the Company recorded a $12.5 million impairment charge for right-of-use lease assets related to the closure of its Mobidiag facilities in Finland and France (see Note 8 for further discussion), reducing the carrying value to zero. In addition, during the first quarter of fiscal 2024, the Company recorded a $4.3 million impairment charge for an in-process research and development project from the Mobidiag acquisition, reducing the carrying value of this asset to $22.4 million. There were no other remeasurements in the three and six months ended March 29, 2025 and March 30, 2024.

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

The Company’s cash and cash equivalents and short investments as of March 29, 2025 were as follows:

	Valuation				Balance Sheet Classification
in millions	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and cash equivalents	Investments
Cash	$1,249.2	$—	$—	$1,249.2	$1,249.2	$—
Money market mutual funds	180.3	—	—	180.3	180.3	—
U.S. Treasury debt securities	191.2	0.3	—	191.5	—	191.5
Total	$1,620.7	$0.3	$—	$1,621.0	$1,429.5	$191.5

The Company classifies its investments in debt securities as available-for-sale and records them at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss), which was immaterial for the three and six months ended March 29, 2025. The Company periodically assesses these securities for potential impairment losses and credit losses. The amount of credit losses, if any, will be determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. There were no impairments and credit losses related to available-for-sale securities for the three and six months ended March 29, 2025.

The Company classifies all highly liquid investments with stated maturities of three months or less from the date of purchase as cash equivalents. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three and six months ended March 29, 2025 and March 30, 2024, respectively. There were no sales prior to maturity of available-for-sale securities during the three and six months ended March 29, 2025.

The fair value of the available-for-sale securities by contractual maturity as of March 29, 2025 and September 28, 2024 were as follows:

	March 29, 2025	September 28, 2024
in millions	Fair Value	Fair Value
Due in three months or less	$180.3	$723.1
Due after three months through one year	191.5	173.4
Due after one year through five years	—	96.4
Total available-for-sale securities	$371.8	$992.9

Amounts outstanding under the Company’s 2021 Credit Agreement of $1.18 billion aggregate principal as of March 29, 2025 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 4.625% Senior Notes due 2028 (the “2028 Senior Notes”) and 3.250% Senior Notes due 2029 (the “2029 Senior Notes”) had fair values of $392.0 million and $874.1 million, respectively, as of March 29, 2025 based on their trading prices, representing a Level 1 measurement. Refer to Note 9 for the carrying amounts of the various components of the Company’s debt.

(5) Business Combinations

Fiscal 2025 Acquisitions

Gynesonics

On January 2, 2025, the Company completed the acquisition of Gynesonics, Inc. (“Gynesonics”) for a purchase price of $340.7 million. Gynesonics, located in Redwood City, California, develops and sells a technology intended for diagnostic intrauterine imaging and transcervical treatment of certain symptomatic uterine fibroids, including those associated with heavy menstrual bleeding. Gynesonics’ results of operations are reported in the Company’s GYN Surgical reportable segment from the date of acquisition. In connection with the transaction, the Company recorded a charge of $22.4 million, of which $1.6 million was included in costs of product revenues and $20.8 million was included in operating expenses, in the second quarter of fiscal 2025 for the acceleration of Gynesonics unvested stock options for which the original terms of such awards did not provide for acceleration upon a change-in-control.

The purchase price was allocated to Gynesonics’ preliminary tangible and identifiable intangible assets and liabilities based on their preliminary estimated fair values as of January 2, 2025, as set forth below.

Cash	$19.2
Accounts receivable	4.5
Inventory	7.2
Other assets	6.7
Accounts payable and accrued expenses	(21.1)
Identifiable intangible assets:
Developed technology	140.8
Trade names	4.0
Customer relationship	1.3
Deferred income taxes, net	(12.9)
Goodwill	191.0
Purchase Price	$340.7

In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Gynesonics’ business. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the valuation of acquired assets and liabilities.

As part of the preliminary purchase price allocation, the Company determined the identifiable intangible assets are developed technology, trade names, and customer relationships. The preliminary fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 12.0% rate. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

The developed technology assets are comprised of know-how, patents and technologies embedded in Gynesonics’ products and relate to currently marketed products. The developed technology assets comprise the primary products under the Sonata technology platform.

The preliminary estimate of the weighted average life for the developed technology assets was 13 years, customer relationships was 13 years and trade name assets was 13 years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the amount of goodwill were primarily based on anticipated strategic and synergistic benefits that are expected to be realized from the Gynesonics acquisition. These expected benefits include expanding the Company’s surgical portfolio and utilizing GYN Surgical’s sales and regulatory expertise to drive adoption and revenue growth. None of the goodwill is expected to be deductible for income tax purposes.

Fiscal 2024 Acquisitions

Endomag

On July 25, 2024, the Company completed the acquisition of Endomagnetics Ltd (“Endomag”) for a purchase price of $313.9 million. Endomag, located in the U.K., develops and sells breast surgery localization and lymphatic tracing technologies. Endomag’s results of operations are reported in the Company’s Breast Health reportable segment from the date of acquisition.

The purchase price was allocated to Endomag’s preliminary tangible and identifiable intangible assets and liabilities based on their preliminary estimated fair values as of July 25, 2024, as set forth below.

Cash	$16.2
Accounts receivable	5.5
Inventory	13.7
Other assets	7.0
Accounts payable and accrued expenses	(22.6)
Identifiable intangible assets:
Developed technology	180.9
Trade names	7.4
Customer relationship	6.5
In-process research and development	3.0
Deferred income taxes, net	(43.8)
Goodwill	140.1
Purchase Price	$313.9

In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Endomag’s business. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the valuation of acquired assets and liabilities. During the second quarter of 2025, the Company adjusted the value of inventory down by $1.2 million with an offset to goodwill.

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

(6) Strategic Investments

Maverix Medical

On November 13, 2023, the Company entered into an agreement with KKR Comet, LLC, an affiliate of KKR & Co. Inc. (“KKR Comet”), to form a legal entity to develop and acquire innovative technologies and commercial operations within the lung cancer space. The new entity, named Maverix Medical LLC (“Maverix”), is managed by Ajax Health. As part of this strategic investment, the Company contributed $24.5 million in return for 45% ownership in the Class A Common units of Maverix, and both the Company and KKR Comet have committed to make additional capital contributions in proportion to the ownership percentages upon meeting certain objectives and as approved by the Maverix board. In accordance with ASC 810, Consolidation, and ASC 323, Investments - Equity Method and Joint Ventures, the Company determined that Maverix is a variable interest entity (“VIE”) however the Company is not the primary beneficiary but does have significant influence. Therefore, this investment is being accounted for under the equity method, which requires the Company to record its proportional share of the investee’s net income (loss). This investment is recorded within Other assets in the Consolidated Balance Sheets and the net investment as of March 29, 2025 was $26.5 million, and the Company’s proportionate share of Maverix’s net loss for the three and six months ended March 29, 2025 was $2.0 million and $3.5 million, respectively.

During the first quarter of fiscal 2025, the Company received a capital call notice for 13.3% of total committed capital for a total amount of $9.0 million, which was paid in January 2025. The Company’s ownership interest did not change.

Other

The Company holds other non-marketable equity securities as part of its strategic investments portfolio. Other non-marketable equity securities are measured at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. In addition, these investments are assessed for indicators of impairment, including adverse changes in technological milestones and financial conditions of the investee. Changes in fair value of these strategic investments are recorded in other income (expense), net in the Consolidated Statements of Income. No such impairments were recorded in the three and six months ended March 29, 2025 and March 30, 2024. At March 29, 2025 and September 28, 2024, the Company’s investments in equity securities without readily determinable fair values totaled $30.3 million and $25.3 million, respectively, and are included in Other assets on the Consolidated Balance Sheets.

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

(8) Restructuring

During the second quarter of fiscal 2025, the Company made various decisions to reorganize certain departments and reduce costs resulting in the termination of 50 employees in the Breast Health and Surgical divisions and Corporate functions in the U.S. across multiple departments. Charges of $5.0 million were recorded for severance and benefits during the second quarter of fiscal 2025 pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420) and ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712) depending on the employee. These actions were completed as of March 29, 2025.

During the first quarter of fiscal 2024, the Company further refined its strategy for the Mobidiag business, which is within the Diagnostics reportable segment. The strategy change included the decision to discontinue the manufacture and sale of certain products, closure of its facilities in Finland and France, and to transfer the development activities and operations to the Company’s San Diego, California location. As such, the Company determined certain fixed assets lives should be shortened and that lease assets were impaired at the affected facilities and recorded accelerated depreciation of $7.2 million and a lease asset impairment charge of $12.5 million. In connection with this plan, the Company finalized its decision to terminate the employees at these locations, totaling 190. The Company initiated discussions with the respective Works Councils at the end of the first quarter of fiscal 2024. In addition, the Company recorded the minimum statutory severance benefit for the employees located in France of $1.8 million pursuant to ASC 712 at that time. During the second quarter of fiscal 2024, the Company finalized its negotiations with the respective Works Councils and communicated the termination and related severance benefits to the affected employees. The Company has estimated the total severance charges, including accelerated stock compensation, will be approximately $15.7 million. The majority of the severance benefits are being recorded pursuant to ASC 420, which requires the severance benefits to be recognized ratably over the service period to obtain such benefits. The employees are ceasing employment in phases. During the three and six months ended March 29, 2025, the Company recorded severance charges of $0.7 million and $2.4 million, respectively, and for the year ended September 28, 2024, the Company recorded total severance charges of $11.9 million. This action is expected to be completed in the second half of fiscal 2025.

During the first quarter of fiscal 2022, the Company finalized its decision to close its Danbury, Connecticut facility where it manufactured its Breast Health capital equipment products. The manufacturing of the Breast Health capital equipment products and all other support services were transferred to the Company’s Newark, Delaware facility. The transition of manufacturing was completed in the first quarter of fiscal 2025. In addition, research and development, sales and services support and administrative functions were transferred to the Newark, Delaware and Marlborough, Massachusetts facilities. The employees were notified of the closure during the first quarter of fiscal 2022, and the majority of employees located in Danbury were given the option to relocate to the new locations. The Company terminated approximately 117 employees and recorded severance benefits ratably over the required service period pursuant to ASC 420. During the three and six months ended March 29, 2025 the Company recorded severance and benefits charges of $0.3 million and $1.4 million , respectively, and $1.3 million and $1.8 million during the three and six months ended March 30, 2024, respectively. The Company estimates that total severance charges, including retention, relocation and outplacement costs, will be approximately $9.0 million. In addition, the Company recorded $1.1 million of site closure costs during the second quarter of fiscal 2025.

(9) Borrowings and Credit Arrangements

The Company’s borrowings consisted of the following:

	March 29, 2025	September 28, 2024
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$56.2	$37.5
Total current debt obligations	$56.2	$37.5
Long-term debt obligations, net of debt discount and issuance costs:
Term Loan	$1,121.5	$1,158.7
2028 Senior Notes	397.9	397.6
2029 Senior Notes	941.9	940.8
Total long-term debt obligations	$2,461.3	$2,497.1
Total debt obligations	$2,517.5	$2,534.6

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

The 2021 Credit Agreement provided a $1.5 billion secured term loan facility (the “2021 Term Loan”) and a $2.0 billion revolving credit facility (the “2021 Revolver”). As of March 29, 2025, the principal amount outstanding under the 2021 Term Loan was $1.18 billion, and the interest rate was 5.43% per annum. No amounts were outstanding under the 2021 Revolver, and the full amount was available to be borrowed by the Company.

Interest expense, weighted average interest rates, and the interest rate at the end of period under the 2021 Credit Agreement were as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Interest expense	$17.6	$21.2	$36.5	$43.8
Weighted average interest rate	5.42%	6.43%	5.54%	6.43%
Interest rate at end of period	5.43%	6.43%	5.43%	6.43%

The Company has entered into interest rate swap agreements, which fixed the SOFR component of the variable interest rate on a portion of the aggregate principal under the 2021 Term Loan. Under these interest rate swap agreements, the Company received $1.7 million and $3.3 million during the three and six months ended March 29, 2025, respectively, and $2.4 million and $12.0 million during the three and six months ended March 30, 2024, respectively. These amounts were recorded as a reduction to interest expense in the Statements of Income. See Note 11 for additional information.

The 2021 Credit Agreement contains two financial covenants; a total leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter. These terms, and calculations thereof, are defined in further detail in the 2021 Credit Agreement. As of March 29, 2025, the Company was in compliance with these covenants.

2028 Senior Notes

As of March 29, 2025, the Company had 4.625% Senior Notes due 2028 (the “2028 Senior Notes”) outstanding in the aggregate principal balance of $400 million. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries and mature on February 1, 2028.

2029 Senior Notes

As of March 29, 2025, the Company had 3.250% Senior Notes due 2029 (the “2029 Senior Notes”) outstanding in the aggregate principal balance of $950 million. The 2029 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries and mature on February 15, 2029.

Interest expense for the 2029 Senior Notes and 2028 Senior Notes was as follows:

		Three Months Ended		Six Months Ended
	Interest Rate	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
2028 Senior Notes	4.625%	$4.8	$4.8	$9.6	$9.6
2029 Senior Notes	3.250%	8.2	8.2	16.4	16.4
Total		$13.0	$13.0	$26.0	$26.0

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

The following is a rollforward of the allowance for credit losses as of March 29, 2025 compared to March 30, 2024:

	Balance at Beginning of Period	Credit Loss (Gain)	Write-offs, Payments and Foreign Exchange	Balance at End of Period
Six Months Ended:
March 29, 2025	$41.4	$(1.4)	$(1.0)	$39.0
March 30, 2024	$38.5	$5.5	$(1.3)	$42.7

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

On March 23, 2023, the Company entered into two consecutive interest rate swap contracts with the first contract having an effective date of December 17, 2023 and terminating on December 27, 2024, and the second contract having an effective date of December 27, 2024 and terminating on September 25, 2026. The notional amount of these swaps is $500 million, and the first interest rate swap fixed the SOFR component of the variable interest rate at 3.46%, and the second interest rate swap fixes the SOFR component of the variable interest rate at 2.98%. The critical terms of the interest rate swaps are designed to mirror the terms of the Company’s SOFR-based borrowings under the 2021 Credit Agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the SOFR-based interest payments on $500 million of principal. Therefore, changes in the fair value of the swap are recorded in AOCI. The fair value of the remaining interest rate swap was an asset position of $5.9 million as of March 29, 2025.

Forward Foreign Currency Exchange Contracts and Foreign Currency Option Contracts

The Company enters into forward foreign currency exchange contracts and foreign currency option contracts (including collars) to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s cash and operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the U.K. Pound, the Australian dollar, the Canadian dollar, the Chinese Yuan and the Japanese Yen. These foreign currency contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The Company uses collars and forward contracts as part of its foreign currency hedging strategy to manage the risk associated with fluctuations in foreign currency exchange rates. Collars, which are a combination of a put and call option, limit the range of possible positive or negative returns on an underlying exposure to a specific range. The contracts are generally for periods of one year or less. The Company did not elect hedge accounting for these contracts. As of March 29, 2025, the notional amount was $285.8 million. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net.

Realized and unrealized gains and losses from these contracts, which were the only derivative contracts not designated for hedge accounting, for the three and six months ended March 29, 2025 and March 30, 2024, respectively, were as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Amount of realized gain (loss) recognized in income
Forward foreign currency contracts	$4.0	$0.6	$4.3	$1.8
	$4.0	$0.6	$4.3	$1.8
Amount of unrealized gain (loss) recognized in income
Forward foreign currency contracts	$(6.9)	$6.8	$15.5	$(5.8)
Foreign currency option contracts	(0.4)	—	(0.8)	—
	$(7.3)	$6.8	$14.7	$(5.8)
Amount of gain (loss) recognized in income
Total	$(3.3)	$7.4	$19.0	$(4.0)

Financial Instrument Presentation

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 29, 2025:

	Balance Sheet Location	March 29, 2025	September 28, 2024
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contracts	Prepaid expenses and other current assets	$4.7	$3.1
Interest rate swap contracts	Other assets	1.2	—
		$5.9	$3.1

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$3.1	$—
Foreign currency option contracts	Prepaid expenses and other current assets	—	0.8
		$3.1	$0.8

Liabilities:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contract	Other long-term liabilities	$—	$0.2
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$0.2	$12.6

The following table presents the unrealized gain (loss) recognized in AOCI related to interest rate swaps for the following reporting periods:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Amount of gain (loss) recognized in other comprehensive income, net of taxes:
Interest rate swaps	$(2.7)	$4.6	$2.2	$(9.6)
Total	$(2.7)	$4.6	$2.2	$(9.6)

(12) Commitments and Contingencies

Litigation and Related Matters

On November 4, 2022, a product liability complaint was filed against the Company in Massachusetts state court by a group of plaintiffs who claim they sustained injuries caused by the BioZorb 3D Bioabsorbable Marker, and additional complaints were subsequently filed alleging similar claims. The BioZorb device is an implantable three-dimensional marker that helps clinicians overcome certain challenges presented by breast conserving cancer surgery (lumpectomy). The complaints allege that the plaintiffs suffered side effects that were not disclosed in the BioZorb instructions for use and make various additional claims related to the design, manufacture and marketing of the device. Complaints have been filed on behalf of approximately 150 plaintiffs, one pending in Massachusetts state court, and the remainder in United States District Court for the District of Massachusetts. Discovery is ongoing. While the Company believes it has valid defenses and plans to vigorously defend its position, litigation can be costly and unpredictable, and at this early stage the Company cannot reasonably assess the outcome of this matter.

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

(13) Net Income (Loss) Per Share

A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Basic weighted average common shares outstanding	225,774	235,890	228,029	237,258
Weighted average common stock equivalents from assumed exercise of stock options and issuance of restricted stock units	—	1,672	1,520	1,630
Diluted weighted average common shares outstanding	225,774	237,562	229,549	238,888
Weighted-average anti-dilutive shares related to:
Outstanding stock options and restricted stock units	4,030	1,134	2,430	1,590

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

(14) Stock-Based Compensation

The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Cost of revenues	$3.3	$3.2	$6.8	$5.9
Research and development	2.5	3.0	5.0	6.2
Selling and marketing	4.0	3.6	7.7	6.9
General and administrative	18.6	16.0	39.0	35.5
	$28.4	$25.8	$58.5	$54.5

The Company granted options to purchase 0.6 million and 0.6 million shares of the Company’s common stock during the six months ended March 29, 2025 and March 30, 2024, respectively, with weighted-average exercise prices of $78.07 and $72.27, respectively. There were 4.5 million options outstanding at March 29, 2025 with a weighted-average exercise price of $57.90.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Risk-free interest rate	4.2%	4.4%	4.2%	4.4%
Expected volatility	32.5%	33.4%	32.5%	33.4%
Expected life (in years)	4.8	4.8	4.8	4.8
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$22.06	$26.27	$26.30	$25.04

The Company granted 0.7 million and 0.7 million restricted stock units (“RSUs”) during the six months ended March 29, 2025 and March 30, 2024, respectively, with weighted-average grant date fair values of $78.83 and $72.00 per unit, respectively. In addition, the Company granted 0.1 million and 0.1 million performance stock units (“PSUs”) during the six months ended March 29, 2025 and March 30, 2024, respectively, to members of its senior management team, which have a weighted-average grant date fair value of $79.00 and $71.92 per unit, respectively. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of a three-year performance period, provided that the Company’s defined Return on Invested Capital metrics are achieved. The Company also granted 0.1 million and 0.1 million of free cash flow performance stock units (“FCF PSUs”) based on a three-year cumulative free cash flow measure to members of its senior management team, which had a grant date fair value of $79.00 and $71.92 per unit during the six months ended March 29, 2025 and March 30, 2024, respectively. Each recipient of FCF PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of the three-year measurement period. The PSUs and FCF PSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the probable number of shares that will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million and 0.1 million market stock units (“MSUs”) to members of its senior management team during the six months ended March 29, 2025 and March 30, 2024, respectively. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of a three-year performance period based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $87.41 and $88.06 per share using the Monte Carlo simulation model in fiscal 2025 and 2024, respectively. The MSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense for the MSUs ratably over the service period. At March 29, 2025, there was 1.8 million in aggregate unvested RSUs, PSUs, FCF PSUs and MSUs outstanding.

At March 29, 2025, there was $13.3 million and $68.1 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, PSUs, FCF PSUs and MSUs), respectively, to be recognized over a weighted-average period of 2.5 and 2.1 years, respectively.

(15) Other Balance Sheet Information

	March 29, 2025	September 28, 2024
Inventories
Raw materials	$278.5	$251.4
Work-in-process	64.0	62.0
Finished goods	374.2	366.4
	$716.7	$679.8

Property, plant and equipment
Equipment	$384.8	$378.1
Equipment under customer usage agreements	546.5	523.1
Building and improvements	250.5	247.1
Leasehold improvements	48.4	44.0
Land	40.8	40.8
Furniture and fixtures	26.1	24.6
Finance lease right-of-use asset	8.5	8.8
	$1,305.6	$1,266.5
Less – accumulated depreciation and amortization	(749.8)	(728.7)
	$555.8	$537.8

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

Identifiable assets for the reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no inter-segment revenues during the three and six months ended March 29, 2025 and March 30, 2024. Segment information is as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Total revenues:
Diagnostics	$453.6	$450.1	$924.2	$897.9
Breast Health	356.2	384.6	725.2	762.3
GYN Surgical	162.5	156.0	328.9	318.2
Skeletal Health	33.0	27.1	48.8	52.5
	$1,005.3	$1,017.8	$2,027.1	$2,030.9
Income (loss) from operations:
Diagnostics	$19.5	$71.1	$138.4	$120.5
Breast Health	95.7	91.7	163.2	193.8
GYN Surgical	(124.7)	44.3	(78.1)	87.6
Skeletal Health	2.5	3.3	(0.7)	6.7
	$(7.0)	$210.4	$222.8	$408.6
Depreciation and amortization:
Diagnostics	$48.5	$51.5	$97.1	$117.4
Breast Health	12.1	10.0	25.3	20.3
GYN Surgical	15.4	12.1	27.4	24.1
Skeletal Health	0.2	0.1	0.4	0.3
	$76.2	$73.7	$150.2	$162.1
Capital expenditures:
Diagnostics	$26.7	$19.8	$44.5	$44.0
Breast Health	3.0	5.4	11.8	14.7
GYN Surgical	9.2	2.5	12.9	6.7
Skeletal Health	—	0.3	—	0.4
Corporate	1.4	—	2.6	0.2
	$40.3	$28.0	$71.8	$66.0

	March 29, 2025	September 28, 2024
Identifiable assets:
Diagnostics	$2,301.5	$2,431.3
Breast Health	1,565.2	1,588.9
GYN Surgical	1,649.3	1,419.9
Skeletal Health	36.6	48.3
Corporate	2,992.5	3,667.6
	$8,545.1	$9,156.0

The Company had no customers that represented greater than 10% of consolidated revenues during the three and six months ended March 29, 2025 and March 30, 2024.

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

Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
United States	74.1%	74.6%	74.1%	74.5%
Europe	14.6%	13.5%	14.6%	13.8%
Asia-Pacific	5.9%	6.3%	5.9%	6.3%
Rest of World	5.4%	5.6%	5.4%	5.4%
	100.0%	100.0%	100.0%	100.0%

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

For the three months ended March 29, 2025, the Company recorded an income tax benefit of $11.1 million resulting in an effective tax rate of 38.9%. For the six months ended March 29, 2025, the Company recorded income tax expense of $35.4 million, resulting in an effective tax rate of 16.2%.

The effective tax rates for both the three and six months ended March 29, 2025 differed from the U.S. statutory tax rate primarily due to the geographic mix of income, which was impacted by impairment charges in high-tax jurisdictions recognized in the second quarter of fiscal 2025, and income earned by the Company’s international subsidiaries, which are generally taxed at rates lower than the U.S. statutory tax rate, the U.S. deduction for foreign derived intangible income, federal and state tax credits, and U.S. tax on foreign earnings.

For the three months ended March 30, 2024, the Company recorded an income tax expense of $41.6 million resulting in an effective tax rate of 19.7%. For the six months ended March 30, 2024, the Company recorded an income tax benefit of $13.6 million, resulting in an effective tax rate of (3.4)%.

The effective tax rate for the three months ended March 30, 2024 was lower than the U.S. statutory tax rate primarily due to the geographic mix of income earned by the Company’s international subsidiaries, which are generally taxed at rates lower than the U.S. statutory tax rate and the U.S. deduction for foreign derived intangible income. The effective tax rate for the six months ended March 30, 2024 was lower than the U.S. statutory tax rate primarily due to a discrete tax benefit of $107.2 million related to a worthless stock deduction on the investment in one of the Company’s international subsidiaries recorded in the first quarter of fiscal 2024, the geographic mix of income earned by the Company’s international subsidiaries, which are generally taxed at rates lower than the U.S. statutory tax rate, and the U.S. deduction for foreign derived intangible income.

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

(18) Intangible Assets

Intangible assets consisted of the following:

Description	As of March 29, 2025		As of September 28, 2024
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,528.7	$3,928.2	$4,567.0	$3,834.0
In-process research and development	8.0	—	25.1	—
Customer relationships	591.4	573.3	609.7	569.8
Trade names	262.3	226.8	260.3	224.5
Total acquired intangible assets	$5,390.4	$4,728.3	$5,462.1	$4,628.3

Internal-use software	26.3	21.1	25.7	20.5
Capitalized software embedded in products	31.8	25.3	30.2	24.6
Total intangible assets	$5,448.5	$4,774.7	$5,518.0	$4,673.4

The estimated remaining amortization expense of the Company’s acquired intangible assets as of March 29, 2025 for each of the five succeeding fiscal years was as follows:

Remainder of Fiscal 2025	$88.3
Fiscal 2026	$148.8
Fiscal 2027	$61.8
Fiscal 2028	$58.5
Fiscal 2029	$52.5

Impairment

During the second quarter of fiscal 2025, in connection with commencing its company-wide annual strategic planning process, the Company identified indicators of impairment in its Acessa, Bolder, Diagenode, and Mobidiag product lines, which are at the lowest level of asset groups that generate cash flows separate from other asset groups. The indicator of impairment for each asset group was reduced forecasted revenues and operating results. The Acessa and Bolder businesses are part of the Company’s GYN Surgical segment and the Diagenode and Mobidiag businesses are part of the Company’s Diagnostics segment. As a result, the Company performed undiscounted cash flow analyses at each asset group level pursuant to ASC 360, Property, Plant and Equipment - Overall (ASC 360), to determine if the cash flows expected to be generated by each respective business unit over the estimated remaining useful lives of the respective business unit’s primary asset were sufficient to recover the carrying value of each asset group. Based on these analyses the Company determined the undiscounted cash flows for each business unit were not sufficient to recover the carrying value of the business unit’s long-lived assets. As a result, the Company was required to perform Step 3 of the impairment test and determine the fair value of each asset group. To estimate the fair value of each asset group, the Company utilized the income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows for each business were based on the Company's most recent strategic plan and for periods beyond the strategic plan, the Company's estimates were based on assumed growth rates expected as of the measurement date. The Company believes its assumptions were consistent with the plans and estimates that a market participant would use to manage the business. The discount rate used is intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the asset group. The Company used a discount rate of 13.5%, 16.3%, 12.5% and 18.0% for Acessa, Bolder, Diagenode and Mobidiag, respectively. As a result of these analyses, the Company determined the fair value of each asset group was below its carrying value. Prior to calculating and allocating the impairment charge for Mobidiag, the Company assessed the only in-process research and development intangible asset in the Mobidiag asset group for impairment. The Company determined the fair value of this indefinite-lived asset utilizing the DCF model and recorded a $16.9 million impairment charge to operating expenses, reducing the fair value of this asset to

$5.0 million. The reduction in fair value of this asset was primarily due to a reduction in forecasted revenues and a delay in the timing of completing the project to focus on other projects.

To record the asset groups to fair value, the Company recorded an aggregate impairment charge of $204.0 million during the second quarter of fiscal 2025, with $183.4 million recorded to costs of product revenues and $20.6 million recorded to operating expenses. The total impairment charges by asset group for Acessa, Bolder, Diagenode and Mobidiag were $61.9 million, $64.5 million, $38.6 million and $39.0 million, respectively, reducing the fair values of these asset groups to $8.1 million, $4.1 million, $6.7 million and $13.4 million, respectively. The impairment charges were allocated to the long-lived assets on a pro-rata basis as follows: $183.4 million to developed technology, $19.0 million to customer relationships, and $1.6 million to trade names. The Company believes its assumptions used to determine the fair value of each asset group are reasonable. Actual operating results and the related cash flows of the asset groups could differ from the estimated operating results and related cash flows. In the event the asset group does not meet its forecasted projections, additional impairment charges could be recorded in the future. The Company also re-evaluated the remaining useful lives of the intangible assets and concluded no changes were necessary.

During the second quarter of fiscal 2024, in connection with commencing its company-wide annual strategic planning process, the Company identified indicators of impairment in its BioZorb product line, which was part of the Focal acquisition. As a result, the Company performed an undiscounted cash flow analysis pursuant to ASC 360 to determine if the cash flows expected to be generated by the BioZorb product line over the remaining estimated useful life of the primary asset were sufficient to recover the carrying value of the asset group. Based on this analysis the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets. Therefore, the Company was required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value of the asset group, the Company utilized a DCF analysis. Based on this analysis, the fair value of the BioZorb asset group was below its carrying value and the Company recorded an impairment charge of $26.8 million during the second quarter of fiscal 2024. The impairment charge was allocated to the long-lived assets on a pro-rata basis as follows: $25.9 million to developed technology and $0.9 million to trade names, which reduced the carrying value of the assets to $13.9 million and $0.5 million respectively. The Company also re-evaluated the remaining useful lives of the intangible assets and concluded no changes were necessary.

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

(19) Product Warranties

Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Acquired	Settlements/ Adjustments	Balance at End of Period
Six Months Ended:
March 29, 2025	$9.9	$4.6	$0.1	$(4.5)	$10.1
March 30, 2024	$8.3	$5.3	$—	$(4.4)	$9.2

(20) Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the periods presented:

	Three Months Ended March 29, 2025				Six Months Ended March 29, 2025
	Foreign Currency Translation	Available-For-Sale Debt Securities	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Available-For-Sale Debt Securities	Hedged Interest Rate Swaps	Total
Beginning Balance	$(169.7)	$0.3	$6.7	$(162.7)	$(114.9)	$1.6	$1.8	$(111.5)
Other comprehensive income (loss) before reclassifications	25.4	(0.1)	(2.7)	22.6	(29.4)	(1.4)	2.2	(28.6)
Ending Balance	$(144.3)	$0.2	$4.0	$(140.1)	$(144.3)	$0.2	$4.0	$(140.1)

	Three Months Ended March 30, 2024				Six Months Ended March 30, 2024
	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total	Foreign Currency Translation	Pension Plans	Hedged Interest Rate Swaps	Total
Beginning Balance	$(125.0)	$0.3	$5.9	$(118.8)	$(168.0)	$0.3	$20.1	$(147.6)
Other comprehensive income (loss) before reclassifications	(22.8)	—	4.6	(18.2)	20.2	—	(9.6)	10.6
Ending Balance	$(147.8)	$0.3	$10.5	$(137.0)	$(147.8)	$0.3	$10.5	$(137.0)

(21) Share Repurchase

On September 22, 2022, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of the Company’s outstanding common stock, effective as of the close of trading September 23, 2022. This repurchase program replaced the previous $1.0 billion authorization. During the three months ended December 28, 2024, the Company repurchased 2.4 million shares of its common stock under this authorization for total consideration of $190.3 million. As of the end of the first quarter of fiscal 2025, no amounts remained available under this authorization.

On September 12, 2024, the Board of Directors authorized a new stock repurchase program, with a five-year term, to repurchase up to $1.5 billion of the Company’s outstanding stock. This new stock repurchase authorization was in addition to the Company’s prior stock repurchase authorization. Exclusive of shares repurchased pursuant to the accelerated share repurchase agreement described below, during the three and six months ended March 29, 2025, the Company repurchased 3.0 million and 4.0 million shares of its common stock under this authorization for total consideration of $200.0 million and $277.0 million, respectively. As of March 29, 2025, $973.1 million remained unused under this authorization.

On November 19, 2024, the Company executed an accelerated share repurchase (“ASR”) agreement with JPMorgan Chase & Co., (“JP Morgan”) pursuant to its existing authorizations and pursuant to which the Company agreed to repurchase $250.0 million of the Company’s common stock. In connection with the launch of the ASR, on November 20, 2024, the Company paid JP Morgan an aggregate of $250.0 million and received 2.5 million shares of the Company’s common stock, representing 80% of the transaction value based on the Company’s closing share price on November 18, 2024. On December 23, 2024, the ASR agreement was completed, and the Company received an additional 0.8 million shares for the final settlement. This final settlement was based on the total transaction value and the volume-weighted average share price of the Company’s common stock during the term of the agreement.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The FASB issued this update to enhance income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, and is applicable to the Company in fiscal 2026. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its consolidated financial statements.

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

Our GYN Surgical products include our MyoSure hysteroscopic tissue removal system, our NovaSure endometrial ablation system, our Fluent fluid management system, our Acessa ProVu laparoscopic radiofrequency ablation system, our Gynesonics Sonata intrauterine imaging and transcervical treatment system as well as our CoolSeal vessel sealing portfolio and our JustRight surgical stapler. The MyoSure suite of devices offers four options to provide incision-less removal of fibroids, polyps, and other pathology within the uterus. The NovaSure portfolio is comprised of the NovaSure ADVANCED device and the NovaSure V5 device for the treatment of abnormal uterine bleeding. The Fluent and Fluent Pro fluid management system provides liquid distention during diagnostic and operative hysteroscopic procedures. The Acessa ProVu system is a fully integrated system that uses laparoscopic ultrasound, guidance mapping and radiofrequency ablation to treat nearly all types of fibroids. The Sonata system uses ultrasound and radiofrequency energy to treat fibroids. The CoolSeal portfolio includes the CoolSeal Trinity, CoolSeal Reveal, and CoolSeal Mini advanced bipolar vessel sealing devices. The JustRight 5 mm stapler features a smaller instrument profile and is used for laparoscopic general and pediatric surgery.

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

Trademark Notice

Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 3Dimensions, 3D Mammography, 3D, 3DQuorum, Acessa, Acessa ProVu, Affirm, Aptima, Aptima Combo 2, ATEC, BCI, BioZorb, Breast Cancer Index, Brevera, CancerTYPE ID, Celero, Hologic Clarity HD, CoolSeal, C-View, DirectRay, Dimensions, Endomag, Eviva, Faxitron, Fluent, Fluoroscan, Focal Therapeutics, Genius 3D, Genius, Genius AI, Gynesonics, Hologic, Horizon, InSight, Intelligent 2D, ImageChecker, JustRight, LOCalizer, Magtrace, Magseed, MyoSure, NovaSure, Omni, Panther, Panther Fusion, PreservCyt, Progensa, Quantra, Rapid Ffn, SecurView, Selenia, Sentimag, Sertera, SmartCurve, Smart-Depth, Sonata, ThinPrep, and Tomcat.

All other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Hologic’s use or display of other parties’ trademarks, trade dress or products in this Quarterly Report does not imply that Hologic has a relationship with, or endorsement or sponsorship of, the trademark or trade dress owners.

ACQUISITIONS

Gynesonics

On January 2, 2025, we completed the acquisition of Gynesonics, Inc. (“Gynesonics”) for a purchase price of $340.7 million. Gynesonics, located in Redwood City, California, develops and sells a technology intended for diagnostic intrauterine imaging and transcervical treatment of certain symptomatic uterine fibroids, including those associated with heavy menstrual bleeding. Based on our preliminary valuation, we allocated $146.1 million of the purchase price to the value of intangible assets and $191.0 million to goodwill. The allocation of the purchase price is preliminary as we continue to gather information supporting the acquired assets and liabilities. Gynesonics’ results of operations are reported in our GYN Surgical segment from the date of acquisition. In connection with the transaction, we recorded a charge of $22.4 million, of which $1.6 million was included in costs of product revenues and $20.8 million was included in operating expenses, in the second quarter of fiscal 2025 for the acceleration of Gynesonics unvested stock options for which the original terms of such awards did not provide for acceleration upon a change-in-control.

Endomag

On July 25, 2024, we completed the acquisition of Endomagnetics Ltd (“Endomag”) for a purchase price of $313.9 million. Endomag, located in the U.K., develops and sells breast surgery localization and lymphatic tracing technologies. Based on our preliminary valuation, we allocated $197.8 million of the purchase price to the value of intangible assets and $140.1 million to goodwill. The allocation of the purchase price is preliminary as we continue to gather information supporting the acquired assets and liabilities. Endomag’s results of operations are reported in our Breast Health segment.

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

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in millions.

Product Revenues

	Three Months Ended						Six Months Ended
	March 29, 2025		March 30, 2024		Change		March 29, 2025		March 30, 2024		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$419.4	41.7%	$420.6	41.3%	$(1.2)	(0.3)%	$856.2	42.2%	$839.9	41.4%	$16.3	1.9%
Breast Health	192.4	19.1%	234.9	23.1%	(42.5)	(18.1)%	402.2	19.8%	467.8	23.0%	(65.6)	(14.0)%
GYN Surgical	159.8	15.9%	155.0	15.2%	4.8	3.1%	324.0	16.0%	314.2	15.5%	9.8	3.1%
Skeletal Health	21.1	2.1%	17.5	1.7%	3.6	20.6%	28.2	1.4%	34.1	1.7%	(5.9)	(17.3)%
	$792.7	78.8%	$828.0	81.3%	$(35.3)	(4.3)%	$1,610.6	79.4%	$1,656.0	81.6%	$(45.4)	(2.7)%

We had a decrease in product revenues in both the current three and six month periods compared to the corresponding periods in the prior year. The decrease in the current three month period was primarily due to a decrease in Breast Health revenue partially offset by an increase in Skeletal Health and GYN Surgical revenues. The decrease in the current six month period was primarily due to a decrease in Breast Health and Skeletal Health revenues partially offset by an increase in Diagnostics revenue and to a lesser extent an increase in GYN Surgical revenue.

Diagnostics product revenues decreased $1.2 million or 0.3% in the current three month period compared to the corresponding period in the prior year primarily due to a decrease in sales of our two SARS-CoV-2 assays due to lower volumes and average selling prices, which we primarily attribute to a normalized level of COVID-19 cases and greater use of rapid tests compared to the prior year. In addition, we had decreases in our core Women’s Health Aptima assays as well as our

Aptima HIV assay sold into Africa, which we primarily attribute to the reduction in USAID funding and expect this trend to continue through the remainder of fiscal 2025. These decreases were partially offset by increases in sales volumes of our BV/CV assays, which we primarily attribute to increased adoption by our laboratory customers, and Fusion respiratory assays due to a more severe flu season this year compared to the prior year. Diagnostic product revenue increased $16.3 million or 1.9%, in the current six month period compared to the corresponding period in the prior year primarily due to an increase in sales volumes of our BV/CV assays and Fusion respiratory assays, partially offset by a decrease in sales of our two SARS-CoV-2 assays as noted above.

Breast Health product revenues decreased $42.5 million and $65.6 million or 18.1% and 14.0%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year. The decrease in the current three and six month periods compared to the corresponding periods in the prior year is primarily due to a decrease in sales of our digital mammography systems, primarily 3D Dimensions systems and related workstation and workflow products, including software, which we primarily attribute to the prior year period having strong demand fulfillment built up from chip shortages, and in the current three and six month periods we experienced longer sales cycles and insufficient sales force execution. In addition, we had a decrease in sales volume of our Trident HD systems. These decreases were partially offset by an increase in sales of our interventional breast solutions products of $7.9 million and $18.0 million, respectively, primarily due to the Endomag acquisition, which contributed $9.0 million and $22.6 million of product revenue in the current three and six month periods, respectively. In the current six month period, the increase was partially offset by a decrease in sales volume of our Tumark markers.

GYN Surgical product revenues increased $4.8 million and $9.8 million, or 3.1%, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the Gynesonics acquisition, which contributed $6.3 million in the current three and six month periods, as well as increases in the sales volume of our Fluent fluid management system. These increases were partially offset by a decrease in domestic revenues from lower volumes of our NovaSure devices, which we primarily attribute to a shrinking ablation market due to the increased use of alternative therapies, and a decrease in average selling prices of our MyoSure devices. Partially offsetting these decreases was an increase in sales volumes of our MyoSure and NovaSure devices in Europe, which we primarily attribute to our go-direct strategy and improved reimbursement in certain European countries.

Skeletal Health product revenues increased $3.6 million or 20.6% in the current three month period primarily due to an increase in sales volume of our Horizon DXA systems from pent up demand as the temporary stop-ship implemented during the third quarter of fiscal 2024 due to a non-conformance pertaining to electromagnetic compatibility requirements had been resolved for our lower-feature, higher volume versions. Product revenues decreased $5.9 million or 17.3%, in the current six month period compared to the corresponding period in the prior year primarily due to the stop-ship that was implemented in the third quarter of fiscal 2024 and had only been partially resolved in the first quarter of fiscal 2025, with further resolution in the current quarter. We expect the matter to be fully resolved in the third quarter of fiscal 2025 with all versions available for shipment.

At the end of any of our fiscal quarters and years, there remain open orders, primarily related to consumable products, that are not fulfilled until the beginning of the subsequent quarter or year, depending on a number of factors, including but not limited to customer ordering patterns, various operational and logistical issues, and in periods prior to fiscal 2025 management discretion to defer shipping orders based on achieving certain financial targets. Consolidated revenues in the current quarter were unfavorably impacted by approximately 0.1% and the current six month period benefited by approximately 1% from the timing of such open orders that were not fulfilled in the quarters preceding the three and six month periods, respectively.

Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
United States	71.6%	72.6%	71.8%	72.4%
Europe	16.2%	14.5%	16.1%	14.9%
Asia-Pacific	6.1%	6.6%	6.0%	6.6%
Rest of World	6.1%	6.3%	6.1%	6.1%
	100.0%	100.0%	100.0%	100.0%

In the current three and six month periods compared to the corresponding periods in the prior year, the percentage of product revenue derived from Europe increased, while the percentage of product revenue derived from the United States and Asia-Pacific decreased. The increase in Europe was primarily due to an increase in sales of our GYN Surgical products, primarily Sonata disposables from the Gynesonics acquisition as well as our MyoSure and NovaSure devices, and in the current six month period, a minimum commitment penalty payment received from the German government for SARS-CoV-2 assays. The decrease in United States in the current three and six month periods compared to the corresponding periods in the prior year was primarily due to a decrease in sales of our Breast Health products, specifically our 3D Dimensions systems and related workflow and workstation products as discussed above. Partially offsetting this decrease was an increase in sales of our Diagnostics products, primarily our BV/CV and Fusion respiratory assays. In the current three and six month periods, the decrease in Asia-Pacific was primarily due to a decrease in sales volume of our 3D Dimensions systems, and ThinPrep Pap Tests in China and South Korea, as well as a decrease in Skeletal Health Horizon DXA systems in the current six month period.

Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 29, 2025		March 30, 2024		Change		March 29, 2025		March 30, 2024		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$212.6	21.1%	$189.8	18.7%	$22.8	12.0%	$416.5	20.5%	$374.9	18.5%	$41.6	11.1%

Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing support and maintenance services, installation and repair of our products. Service and other revenues increased 12.0% and 11.1%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in Breast Health service contract revenue from our expanded installed base. In addition, we had higher lab testing volumes from our Biotheranostics business, which we primarily attribute to greater adoption of our Breast Cancer Index test.

Cost of Product Revenues

	Three Months Ended						Six Months Ended
	March 29, 2025		March 30, 2024		Change		March 29, 2025		March 30, 2024		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$305.0	38.5%	$308.6	37.3%	$(3.6)	(1.2)%	$606.1	37.6%	$615.7	37.2%	$(9.6)	(1.6)%
Amortization of Acquired Intangible Assets	48.2	6.1%	44.9	5.4%	3.3	7.3%	94.2	5.9%	90.5	5.5%	3.7	4.2%
Impairment of Intangible Assets	183.4	23.1%	25.9	3.1%	157.5	**	183.4	11.4%	25.9	1.6%	157.5	**
	$536.6	67.7%	$379.4	45.8%	$157.2	41.4%	$883.7	54.9%	$732.1	44.2%	$151.6	20.7%

Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 38.5% and 37.6% respectively, in the current three and six month periods compared to 37.3% and 37.2%, respectively, in the corresponding periods in the prior year.

Diagnostics’ product costs as a percentage of revenue decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in sales volume of our Women’s Health assays, primarily BV/CV sales volumes, and Fusion respiratory assays, favorable manufacturing variances from higher production volumes, no period charges from the Mobidiag business as a result of the facility closure during the second half of fiscal 2024, and lower freight charges. Partially offsetting this increase in gross margin was an increase in sustaining on-market support.

Breast Health’s product costs as a percentage of revenue increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to lower sales volumes of our higher margin products, primarily 3D Dimensions and related workstations and software products and to a lesser extent unfavorable manufacturing variances from lower production volumes, partially offset by the inclusion of Endomag, which has higher margins than the legacy business. Also contributing to the increase in the current six month period was the step-up to fair value for the acquired Endomag inventory sold during the period.

GYN Surgical’s product costs as a percentage of revenue increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase from the step-up to fair value for the acquired Gynesonics inventory sold during the period, a decrease in domestic sales volume of our NovaSure devices, a decrease in domestic average selling prices of our MyoSure devices and an increase in sales of our Fluent fluid management systems, which have lower margins. This decrease was partially offset by an increase in sales volume of our MyoSure and NovaSure devices in international markets.

Skeletal Health’s product costs as a percentage of revenue increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in costs to rework the Horizon DXA systems due to a non-conformance pertaining to electromagnetic compatibility requirements as discussed above, and a higher mix of our lower margin versions of our Horizon DXA system as the temporary stop-ship that was implemented during the third quarter of fiscal 2024 as discussed above has only been partially resolved as of the end of the second quarter of fiscal 2025.

The U.S. government has focused on implementing reciprocal tariffs to accomplish certain policy goals. Currently, the government has implemented a baseline 10% tariff on imports into the U.S., with certain exceptions. We manufacture the majority of our GYN Surgical and Breast Health interventional breast solutions disposable products at our Costa Rica facility, and utilize a third-party manufacturer based in Mexico to produce our Skeletal Health products. In addition, we import raw materials and components that originate from China that are subject to significantly higher rates, which vary based on the item’s classification. We estimate that, if maintained at current levels, the impact of tariff costs to us on a quarterly basis will be approximately $20 million to $25 million, which we believe will primarily begin to affect our results of operations in the fourth quarter of fiscal 2025. This estimate does not consider potential cost increases from our vendors and suppliers. We are evaluating the status of the tariffs as well as various measures to mitigate the impact of tariffs, however we can give no assurances on the success of these efforts. Additional tariffs or other trade restrictions by the U.S. or other countries where we do significant business or applicable to specific industries relevant to our business, could further materially impact our results in the future.

Amortization of Acquired Intangible Assets. Amortization of intangible assets included in cost of product revenues relates to acquired developed technology, which is generally amortized over its estimated useful life of between 10 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in developed technology assets from the Endomag and Gynesonics acquisitions partially offset by lower amortization from the BioZorb developed technology asset as we recorded impairment charges in the second and third quarters of fiscal 2024.

Impairment of Intangible Assets. During the second quarter of fiscal 2025, in connection with commencing our company-wide strategic planning process, we identified indicators of impairment in our Acessa, Bolder, Diagenode and Mobidiag businesses. As a result, we performed undiscounted cash flow analyses pursuant to ASC 360, Property, Plant and Equipment - Overall, to determine if the cash flows expected to be generated by these product lines over the remaining estimated useful life of the primary assets were sufficient to recover the carrying value of the asset groups. Based on these analyses, the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets. Therefore, we were required to perform Step 3 of the impairment test and determine the fair value of the asset groups. To estimate the fair value of the asset groups, we utilized the income approach, which is based on a discounted cash flow (DCF) analysis and calculated the fair value by estimating the after-tax cash flows attributable to the asset groups and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Based on these analyses, the fair value of the Acessa, Bolder,

Diagenode and Mobidiag asset groups were below their carrying values, and we recorded impairment charges aggregating $204.0 million of which $183.4 million of the charge was allocated to developed technology.

During the second quarter of fiscal 2024, in connection with commencing our company-wide annual strategic planning process, we identified indicators of impairment in our BioZorb product line, which was part of the Focal acquisition. As a result, we performed an undiscounted cash flow analysis. Based on this analysis the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets. Therefore, we were required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value of the asset group, we utilized a DCF analysis. Based on this analysis, the fair value of the BioZorb asset group was below its carrying value, and we recorded an impairment charge of $26.8 million and $25.9 million of the charge was allocated to developed technology. For additional information, please refer to Note 18 to our consolidated financial statements.

Cost of Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 29, 2025		March 30, 2024		Change		March 29, 2025		March 30, 2024		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$91.4	43.0%	$96.1	50.6%	$(4.7)	(4.9)%	$185.6	44.6%	$189.0	50.4%	$(3.4)	(1.8)%

Service and other revenues gross margin increased to 57.0% and 55.4%, respectively, in the current three and six month periods compared to 49.4% and 49.6% in the corresponding periods in the prior year. The increase in gross margin in the current three and six month periods was primarily due to an increase in service contract and preventative maintenance revenue from our expanded installed base with lower field service expense and an increase in lab testing revenue from Biotheranostics, which has higher margins than our legacy service business.

Operating Expenses

	Three Months Ended						Six Months Ended
	March 29, 2025		March 30, 2024		Change		March 29, 2025		March 30, 2024		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$61.5	6.1%	$74.6	7.3%	$(13.1)	(17.5)%	$121.8	6.0%	$141.4	7.0%	$(19.6)	(13.9)%
Selling and marketing	154.4	15.4%	144.2	14.2%	10.2	7.1%	320.5	15.8%	293.1	14.4%	27.4	9.3%
General and administrative	119.7	11.9%	100.4	9.9%	19.3	19.2%	235.4	11.6%	212.2	10.4%	23.2	10.9%
Amortization of acquired intangible assets	3.8	0.4%	5.7	0.6%	(1.9)	(33.3)%	8.5	0.4%	19.0	0.9%	(10.5)	(55.3)%
Impairment of intangible assets	37.5	3.7%	0.9	0.1%	36.6	**	37.5	1.8%	5.2	0.3%	32.3	621.2%
Contingent consideration - fair value adjustment	—	—%	—	—%	—	**	—	—%	1.7	0.1%	(1.7)	100.0%
Restructuring charges	7.4	0.7%	6.1	0.6%	1.3	**	11.3	0.6%	28.6	1.4%	(17.3)	**
	$384.3	38.3%	$331.9	32.7%	$52.4	15.8%	$735.0	36.1%	$701.2	34.5%	$33.8	4.8%
** Percentage not meaningful

Research and Development Expenses. Research and development expenses decreased 17.5% and 13.9%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in compensation and benefits from lower headcount, primarily within Diagnostics and Breast Health, and the prior year period included a $10.0 million charge related to the purchase of intellectual property that had no future alternative use. Partially offsetting this decrease was the inclusion of expenses of $4.1 million related to the Gynesonics acquisition completed in the second quarter of fiscal 2025, which included $1.9 million of expense for the acceleration and cash out of unvested stock options in connection with the acquisition, and the inclusion of expenses of $2.1 million and $4.0 million, respectively, in the current three and six month periods related to Endomag, which we acquired in the fourth quarter of fiscal 2024. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.

Selling and Marketing Expenses. Selling and marketing expenses increased 7.1% and 9.3%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the inclusion of expenses of $5.9 million and $19.4 million, respectively, in the current three and six month periods from the Endomag acquisition which included a one-time contract termination fee in the current six month period, the inclusion of expenses of $12.4 million from the Gynesonics acquisition, which included $6.8 million of expense for the acceleration and cash out of unvested stock options in connection with the acquisition, partially offset by a decrease in marketing initiatives.

General and Administrative Expenses. General and administrative expenses increased 19.2% and 10.9%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the inclusion of $14.9 million of expenses from the Gynesonics acquisition, which included $12.2 million for the acceleration and cash out of unvested stock options, the inclusion of expenses of $1.8 million and $5.1 million, respectively, in the current three and six month periods from the Endomag acquisition, an increase in compensation from higher headcount and stock compensation, and higher legal fees, partially offset by lower expense from our deferred compensation plan. In addition, in the current six month period the increase in expenses was partially offset by a decrease in bad debt expense.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets primarily results from customer relationships and trade names related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 5 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. Amortization expense decreased in the current three and six month periods primarily due to accelerated amortization in the prior year period of customer relationship and trade name intangible assets acquired in the Mobidiag acquisition.

Impairment of Intangible Assets. During the second quarter of fiscal 2025, as discussed above, we recorded aggregate impairment charges of $204.0 million related to our Acessa, Bolder, Diagenode and Mobidiag businesses of which $20.5 million was allocated to customer lists and trade names and written off to operating expenses. We also recorded an impairment charge of $16.9 million to record our IPR&D asset from the Mobidiag acquisition to fair value. The reduction in fair value was primarily due to a reduction in forecasted revenues and timing of completing the project. During the second quarter of fiscal 2024, we recorded an impairment charge of $26.8 million related to our BioZorb product line of which $0.9 million was allocated to trade names and written off to operating expenses. During the first quarter of fiscal 2024 we recorded an impairment charge of $4.3 million to record our IPR&D asset from the Mobidiag acquisition to fair value. The reduction in fair value was primarily due to a reduction in forecasted revenues and timing of completing the project. For additional information, please refer to Note 18 to our consolidated financial statements.

Restructuring Charges. We have implemented various cost reduction initiatives to align our cost structure with our operations and related integration activities. These actions have primarily resulted in the termination of employees and the shutdown of certain facilities. During the second quarter of fiscal 2025 we made various decisions to reorganize certain departments and reduce costs resulting in the termination of certain employees in the Breast Health and Surgical divisions and Corporate functions in the U.S. across multiple departments. Charges of $5.0 million were recorded for severance and benefits during the second quarter of fiscal 2025. These actions were completed as of March 29, 2025. During the first quarter of fiscal 2024, we further refined our strategy for the Mobidiag business and decided to discontinue the manufacture and sale of certain products. This decision resulted in the closure of facilities in Finland and France and moving the development activities and operations to our San Diego, California location. As a result, we recorded accelerated depreciation of $7.2 million and a lease impairment charge of $12.5 million in the first quarter of fiscal 2024. In addition, during the first quarter of fiscal 2024, we recorded the minimum statutory severance benefit for the affected French employees of $1.8 million. During the second quarter of fiscal 2024, we finalized negotiations with the respective Works Councils and recorded severance charges of $4.0 million related to this action. We also recorded severance and benefit charges for the affected employee groups of $0.7 million and $2.4 million, for the three and six month periods ended March 29, 2025. For additional information, please refer to Note 8 to our consolidated financial statements.

Interest Income

	Three Months Ended				Six Months Ended
	March 29, 2025	March 30, 2024	Change		March 29, 2025	March 30, 2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$14.9	$24.0	$(9.1)	(37.9)%	$39.1	$51.9	$(12.8)	(24.8)%

Interest income decreased in the current three and six month periods compared to the corresponding periods in the prior year due to lower average cash and investment balances and lower interest rates as the U.S. Federal Reserve has reduced the Federal Funds Rate over the last twelve months.

Interest Expense

	Three Months Ended				Six Months Ended
	March 29, 2025	March 30, 2024	Change		March 29, 2025	March 30, 2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(29.1)	$(32.3)	$3.2	(9.9)%	$(59.6)	$(58.3)	$(1.3)	2.3%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense decreased in the current three month period compared to the corresponding period in the prior year primarily due to a lower principal balance outstanding under our 2021 Credit Agreement and a reduction in interest rates as U.S. Federal Reserve has reduced the Federal Funds Rate over the last twelve months. Interest expense increased in the current six month period compared to the corresponding period in the prior year primarily due to a decrease of $8.8 million received under interest rate swap agreements primarily due to a decrease in our overall hedged principal amount from $1.0 billion to $500 million and an increase in the fixed SOFR component under those agreements. This decrease was partially offset by a lower principal balance outstanding under our 2021 Credit Agreement and a reduction in interest rates.

Other Income (Expense), net

	Three Months Ended				Six Months Ended
	March 29, 2025	March 30, 2024	Change		March 29, 2025	March 30, 2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income (Expense), net	$(7.3)	$9.4	$(16.7)	(177.7)%	$16.7	$0.6	$16.1	**
** Percentage not meaningful

For the current three month period, this account primarily consisted of net foreign currency exchange losses of $3.5 million primarily from the mark-to-market of foreign currency contracts used to hedge operating results, a loss of $2.0 million from our Maverix strategic investment that is accounted for under the equity method and a loss of $1.8 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market losses. For the second quarter of fiscal 2024, this account primarily consisted of net foreign currency exchange gains of $5.6 million primarily from the mark-to-market of foreign currency contracts used to hedge operating results and a gain of $4.3 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains.

For the current six month period, this account primarily consisted of net foreign currency exchange gains of $22.1 million primarily from the mark-to-market of foreign currency contracts used to hedge operating results, partially offset by a loss of $3.5 million from our Maverix strategic investment and a loss of $2.0 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market losses. For the corresponding six month period in the prior year, this account primarily consisted of a gain of $10.0 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains. This gain was partially offset by net foreign currency exchange losses of $7.6 million primarily from the mark-to-market of foreign currency contracts used to hedge operating results and a $1.4 million ownership share loss from our investment in Maverix.

Provision (Benefit) for Income Taxes

	Three Months Ended				Six Months Ended
	March 29, 2025	March 30, 2024	Change		March 29, 2025	March 30, 2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision (Benefit) for Income Taxes	$(11.1)	$41.6	$(52.7)	**	$35.4	$(13.6)	$49.0	**
**Percentage not meaningful

Our effective tax rates for the three and six months ended March 29, 2025 were 38.9% and 16.2%, respectively, compared to 19.7% and (3.4)% for the corresponding periods in the prior year.

Our effective tax rates for both the three and six months ended March 29, 2025 differed from the U.S. statutory tax rate primarily due to the geographic mix of income, which was impacted by impairment charges in high-tax jurisdictions recognized in the second quarter of fiscal 2025, and income earned by our international subsidiaries, which are generally taxed at rates lower than the U.S. statutory tax rate, the U.S. deduction for foreign derived intangible income, federal and state tax credits, and U.S. tax on foreign earnings.

Our effective tax rate for the three months ended March 30, 2024 was lower than the U.S. statutory tax rate primarily due to the geographic mix of income earned by our international subsidiaries, which are generally taxed at rates lower than the U.S. statutory tax rate and the U.S. deduction for foreign derived intangible income. Our effective tax rate for the six months ended March 30, 2024 was lower than the U.S. statutory tax rate primarily due to a discrete tax benefit of $107.2 million related to a worthless stock deduction on the investment in one of our international subsidiaries recorded in the first quarter of fiscal 2024, the geographic mix of income earned by our international subsidiaries, which are generally taxed at rates lower than the U.S. statutory tax rate, and the U.S. deduction for foreign derived intangible income.

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

Diagnostics

	Three Months Ended				Six Months Ended
	March 29, 2025	March 30, 2024	Change		March 29, 2025	March 30, 2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$453.6	$450.1	$3.5	0.8%	$924.2	$897.9	$26.3	2.9%
Operating Income	$19.5	$71.1	$(51.6)	(72.6)%	$138.4	$120.5	$17.9	14.9%
Operating Income as a % of Segment Revenue	4.3%	15.8%			15.0%	13.4%

Diagnostics revenues increased in the current three and six month periods compared to the corresponding periods in the prior year. The increase in the current three month period is primarily due to an increase in higher lab testing revenue from our Biotheranostics business. The increase in revenue in the current six month period was primarily due to an increase in product revenue discussed above and to a lesser extent higher lab testing revenue from our Biotheranostics business.

Operating income for this business segment decreased in the current three month period compared to the corresponding period in the prior year primarily due to a decrease in gross profit partially offset by a decrease in operating expenses. Operating income for this business segment increased in the current six month period compared to the corresponding period in the prior year primarily due to a decrease in operating expenses partially offset by a decrease in gross profit. Gross margin was 38.2% and 47.4%, respectively, in the current three and six month periods compared to 51.5% and 51.8%, respectively, in the corresponding periods in the prior year. This decrease was primarily due to the impairment charges related to Diagenode and Mobidiag aggregating $73.1 million and an increase in sustaining on-market support partially offset by the increase in sales volume of our Women’s Health assays, primarily BV/CV sales volumes, and Fusion respiratory assays, favorable manufacturing variances from higher production volumes, no period charges from the Mobidiag business as a result of the facility closure during the second half of fiscal 2024, and lower freight charges. In addition, the decline in gross margin was partially offset by an increase in Biotheranostics lab testing revenue which has higher margins.

Operating expenses decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to lower research and development headcount from prior year restructuring actions, a decrease in restructuring expenses and a decrease in marketing initiatives. In addition, in the current six month period we had a decrease in amortization expense of acquired intangible assets as the prior year period included accelerated amortization expense of acquired intangible assets of $7.2 million. This was partially offset by an increase in impairment charges in the current three and six month periods related to the in-process research and development intangible asset from our Mobidiag business and an intangible asset from our Diagenode business as discussed above.

Breast Health

	Three Months Ended				Six Months Ended
	March 29, 2025	March 30, 2024	Change		March 29, 2025	March 30, 2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$356.2	$384.6	$(28.4)	(7.4)%	$725.2	$762.3	$(37.1)	(4.9)%
Operating Income	$95.7	$91.7	$4.0	4.4%	$163.2	$193.8	$(30.6)	(15.8)%
Operating Income as a % of Segment Revenue	26.9%	23.8%			22.5%	25.4%

Breast Health revenues decreased in the current three and six month periods compared to the corresponding periods in the prior year due to a decrease in product revenues as discussed above partially offset by an increase in service revenue.

Operating income for this business segment increased in the current three month period compared to the corresponding period in the prior year primarily due to an increase in gross profit partially offset by an increase in operating expenses. Gross margin was 58.2% in the current three month period compared to 51.6% in the corresponding prior year period. The increase in gross margin was primarily due to an impairment charge of $25.9 million related to BioZorb recognized in the period year period. To a lesser extent the increase was due to an increase in service gross margin from an increase in service contract revenues. This increase was partially offset by a decrease in sales of 3D Dimensions systems and related workstations and software products, higher intangible asset amortization related to the Endomag acquisition and unfavorable manufacturing variances. Operating income decreased in the current six month period compared to the corresponding period in the prior year primarily due to a decrease in gross profit and an increase in operating expenses. The decrease in gross profit was primarily due to a decrease in sales of 3D Dimensions systems and related workstations and software products, higher intangible asset amortization related to the Endomag acquisition, unfavorable manufacturing variances and the step-up to fair value for the acquired Endomag inventory sold in the first quarter of fiscal 2025, partially offset by an increase in service contract revenue from our expanded installed base with lower field service expense. While gross profit decreased in the current six month period, gross margin improved to 56.1% in the current six month period compared to 54.2% in the corresponding period in the prior year, primarily due to the prior year period included an impairment charge of $25.9 million related to BioZorb.

Operating expenses increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in expenses of $10.2 million and $29.2 million, respectively, from the inclusion of expenses from the Endomag acquisition, which included a one-time contract termination fee, and higher litigation expenses. These increases were partially offset by a decrease in marketing initiatives and acquisition transaction expenses.

GYN Surgical

	Three Months Ended				Six Months Ended
	March 29, 2025	March 30, 2024	Change		March 29, 2025	March 30, 2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$162.5	$156.0	$6.5	4.2%	$328.9	$318.2	$10.7	3.4%
Operating Income	$(124.7)	$44.3	$(169.0)	(381.5)%	$(78.1)	$87.6	$(165.7)	(189.2)%
Operating Income as a % of Segment Revenue	(76.7)%	28.4%			(23.7)%	27.5%

GYN Surgical revenues increased in the three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in product revenues discussed above.

Operating income for this business segment decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in gross profit and an increase in operating expenses. The decrease in gross profit was primarily due to the impairment charges related to Acessa and Bolder aggregating $110.4 million. Excluding the impact of the impairment charges, gross margin would have been 59.6% and 64.1% in the current three and six month periods, respectively, compared to 65.9% and 66.8%, respectively, in the corresponding periods in the prior year. The decrease in gross margin was primarily due to the step-up to fair value for the acquired Gynesonics inventory sold in the current quarter, higher sales volume of our lower margin Fluent Fluid Management systems, lower sales volumes of our higher margin NovaSure devices in the U.S. and a decrease in average selling prices of MyoSure devices in the U.S.

Operating expenses increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in expenses of $34.3 million from the inclusion of expenses from the Gynesonics acquisition, impairment charges related to Acessa and Bolder aggregating $16.0 million included in operating expenses and acquisition transaction expenses related to Gynesonics including a charge of $20.8 million for the acceleration of unvested stock options in connection with the transaction. These increases were partially offset by a decrease in bad debt expense and lower research and development project spend in the current six month period.

Skeletal Health

	Three Months Ended				Six Months Ended
	March 29, 2025	March 30, 2024	Change		March 29, 2025	March 30, 2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$33.0	$27.1	$5.9	21.8%	$48.8	$52.5	$(3.7)	(7.0)%
Operating Income	$2.5	$3.3	$(0.8)	(24.2)%	$(0.7)	$6.7	$(7.4)	(110.4)%
Operating Income as a % of Segment Revenue	7.6%	12.2%			(1.4)%	12.8%

Skeletal Health revenues increased in the current three month period compared to the corresponding period in the prior year primarily due to an increase in product revenues as discussed above. Revenue decreased in the current six month period compared to the corresponding period in the prior year primarily due to the decrease in product revenues discussed above.

Operating income for this business segment decreased slightly in the current three month period compared to the corresponding period in the prior year primarily due to an increase in operating expenses. Operating income decreased in the current six month period compared to the corresponding period in the prior year primarily due to a decrease in gross profit and to a lesser extent an increase in operating expenses. Gross margin was 30.2% and 26.0% in the current three and six month periods, respectively, compared to 34.2% and 36.3% in the corresponding periods in the prior year, respectively. The decrease in gross margin was primarily due to a decrease in sales volume of our Horizon DXA systems due to the temporary stop-ship implemented in the third quarter of fiscal 2024 that was partially resolved as of the second quarter of fiscal 2025.

Operating expenses increased slightly in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in allocated administration expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 29, 2025, we had $2,219.0 million of working capital and our cash and cash equivalents totaled $1,429.5 million. Our cash and cash equivalents decreased by $730.7 million during the first six months of fiscal 2025 primarily due to cash used in investing and financing activities primarily related to repurchases of our common stock, cash paid to acquire Gynesonics and capital expenditures, partially offset by cash generated from operating activities.

In the first six months of fiscal 2025, our operating activities provided cash of $358.7 million, primarily due to net income of $183.6 million, non-cash charges for intangible asset impairments of $220.9 million, depreciation and amortization aggregating $150.2 million, and stock-based compensation expense of $58.5 million. These adjustments to net income were partially offset by a decrease in net deferred income taxes of $82.2 million primarily due to the amortization of intangible assets and impairments of acquired intangible assets, and non-cash changes for unrealized foreign currency exchange gains of $14.6 million. Cash provided by operations included a net cash outflow of $173.6 million from changes in our operating assets and liabilities. This cash outflow was primarily driven by a decrease of $93.7 million in accrued expenses and other liabilities primarily due to the payment of our annual bonuses, operating lease payments, and settlement and restructuring payments an increase of $45.4 million in accounts receivable due to higher sales in the second quarter of fiscal 2025 compared to the fourth quarter of fiscal 2024 and a slight increase in days sales outstanding, and an increase in inventory of $41.8 million to meet expected demand across our primary product lines and the build of Breast Health capital equipment related to the transfer of manufacturing to Newark, Delaware from Danbury, Connecticut.

In the first six months of fiscal 2025, our investing activities used cash of $346.3 million primarily due to a $322.8 million net payment for the Gynesonics acquisition, capital expenditures of $71.8 million, which primarily consisted of the placement of equipment under customer usage agreements and purchase of manufacturing equipment, $15.4 million for purchases of intellectual property licenses and $15.0 million for purchases of additional strategic investments. These cash outflows were partially offset by $80.0 million of maturities on our available-for-sale securities.

In the first six months of fiscal 2025, our financing activities used cash of $738.7 million primarily due to $717.3 million for repurchases of our common stock, including a $250 million accelerated share repurchase program completed in the first quarter of fiscal 2025, $18.8 million for debt principal payments under our 2021 Credit Agreement, and $21.9 million for the payment of employee taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $20.9 million from our equity plans.

Debt

We had total recorded debt outstanding of $2.52 billion at March 29, 2025, which was comprised of amounts outstanding under our 2021 Credit Agreement of $1.18 billion (principal of $1.18 billion), 2029 Senior Notes of $941.9 million (principal of $950.0 million), and 2028 Senior Notes of $397.9 million (principal of $400.0 million).

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

As of March 29, 2025, there were no borrowings under the 2021 Revolver.

Borrowings under the 2021 Credit Agreement, other than Swing Line Loans, bear interest, at our option, at the Base Rate, at the Term SOFR Rate, at the Alternative Currency Daily Rate, or at the Daily SOFR Rate, in each case plus the Applicable Rate. The Applicable Rate in regard to the Base Rate, the Term SOFR Rate, the Alternative Currency Daily Rate, the Alternative Currency Term Rate and the Daily SOFR Rate is subject to change depending on the Total Net Leverage Ratio (as defined in the 2021 Credit Agreement). As of March 29, 2025, the interest rate under the 2021 Term Loan was 5.43% per annum.

We are required to make scheduled principal payments under the 2021 Term Loan in increasing amounts, which currently range from $9.375 million per three-month period to $18.75 million per three-month period commencing with the three-month period ending on December 26, 2025. The remaining scheduled balance of $1.085 billion (or such lesser aggregate principal amount of the Term Loans then outstanding) on the 2021 Term Loan and any amounts outstanding under the 2021 Revolver are due at their respective maturities. In addition, subject to the terms and conditions set forth in the 2021 Credit Agreement, we may be required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances (excluding permitted debt) and insurance recoveries (subject to certain reinvestment rights). Certain mandatory prepayments are subject to reduction or elimination if certain financial covenants are met. Subject to certain limitations, we may voluntarily prepay any of the 2021 Credit Facilities without premium or penalty. As of March 29, 2025, the outstanding principal balance of the 2021 Term Loan was $1.18 billion.

The 2021 Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including the requirement that we maintain two financial ratios (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each quarter for the previous twelve-month period. As of March 29, 2025, we were in compliance with these covenants.

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

Stock Repurchase Program
On September 12, 2024, our Board of Directors authorized a new stock repurchase program, with a five-year term, to repurchase up to $1.5 billion of our outstanding stock. This new stock repurchase authorization is in addition to the Company’s prior stock repurchase authorization, which was exhausted as of the first quarter of fiscal 2025. As of March 29, 2025, $973.1 million remained unused under this authorization.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, available-for-sale debt securities, accounts receivable, equity investments, foreign currency derivative contracts, interest rate swap agreements, insurance contracts, accounts payable and debt obligations. Except for our outstanding 2028 and 2029 Senior Notes, the fair value of these financial instruments approximate their carrying amount. The fair value of our 2028 and 2029 Senior Notes was approximately $392.0 million and $874.1 million, respectively, as of March 29, 2025. Amounts outstanding under our 2021 Credit Agreement of $1.18 billion aggregate principal as of March 29, 2025 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.

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

As of March 29, 2025, there was $1.18 billion of aggregate principal outstanding under the 2021 Credit Agreement. Since this debt obligation is a variable rate instrument, our interest expense associated with the instrument is subject to change. A hypothetical 10% adverse movement (increase in the SOFR rate) would increase annual interest expense by approximately $2.9 million, which is net of the impact of our interest rate swap hedge. We have entered into interest rate swap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding under our credit facilities. We designated these derivative instruments as a cash flow hedge of the variability of the Term SOFR-based interest payments on $500 million of principal outstanding under the 2021 Credit Agreement.

The return from cash and cash equivalents and short-term investments, which are available-for-sale debt securities, will vary as short-term interest rates change. A hypothetical 100 basis point change in market rates would change annual interest income by approximately $12.1 million based on our current cash and investment balances.

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

As of March 29, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 29, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer’s Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (1)
December 29, 2024 – January 25, 2025	1,367,727	$69.56	1,367,727	$1,078.0
January 26, 2025 – February 22, 2025	1,159,655	64.60	1,159,655	1,003.1
March 23, 2025 – March 29, 2025	467,036	64.25	467,036	973.1
Total	2,994,418	$66.81	2,994,418	$973.1
 ___________________________________

(1)On September 12, 2024, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.5 billion of the Company’s outstanding stock. As of March 29, 2025, $973.1 million remained unused under this program. The repurchase program does not obligate the Company to acquire a minimum amount of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. For additional information regarding the Company’s repurchase programs, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Stock Repurchase Program.”

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the second quarter of fiscal 2025, Christiana Stamoulis, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act on February 19, 2025 to sell up to 7,402 shares of our common stock (following the exercise of options) between May 27, 2025 and March 2, 2026, the date this plan expires. The trading plan will cease upon the earlier of March 2, 2026 or the sale of all shares subject to the trading plan.

During the second quarter of fiscal 2025, none of our other directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

4.1*
Seventh Supplemental Indenture dated as of March 12, 2025 among Hologic, Inc., the Subsidiary Guarantor Party Hereto and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee
Filed Herewith

4.2*
Third Supplemental Indenture dated as of March 12, 2025 among Hologic, Inc., the Subsidiary Guarantor Party Hereto and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee
Filed Herewith

10.1*	Severance and Change of Control Agreement dated January 17, 2025 by and between Mark Horvath and Hologic, Inc. (1)	Filed Herewith

10.2*	Transition Agreement dated January 10, 2025 by and between Hologic, Inc. and Erik S. Anderson (1)	Filed Herewith

10.3	Transition Letter Agreement between Hologic, Inc. and John M. Griffin dated March 3, 2025 (1)	8-K	3/3/2025

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_______________
(1)    Indicates management contract or compensatory plan, contract or arrangement.
* Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	May 2, 2025	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2025	/s/ Karleen M. Oberton

Karleen M. Oberton
Chief Financial Officer (Principal Financial Officer)