Form 10-K
period 2025-09-27
HOLOGIC INC
filed 2025-11-18
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. §7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 29, 2025 was $13,566,017,923 based on the price of the last reported sale on NASDAQ Global Select Market on that date.
As of November 13, 2025, 222,905,228 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s annual meeting of stockholders to be filed within 120 days of the end of its fiscal year ended September 27, 2025 are incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated.

HOLOGIC, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 27, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report and documents incorporated by reference herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements including, but not limited to:

•the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed merger (the “Merger”) pursuant to the definitive agreement we entered into to be acquired by funds managed by Blackstone Inc. and TPG Capital, that could delay the consummation of the Merger or cause the parties to abandon the Merger;
•the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement entered into in connection with the Merger;
•the possibility that our stockholders may not approve the Merger;
•the risk that the parties to the merger agreement may not be able to satisfy the conditions to the Merger in a timely manner or at all;
•risks related to disruption of management time from ongoing business operations due to the Merger;
•the risk that any announcements relating to the Merger could have adverse effects on the market price of our common stock;
•the risk of any unexpected costs or expenses resulting from the Merger;
•the risk of any litigation relating to the Merger;
•the risk that the Merger and its announcement could have an adverse effect on our ability to retain and hire key personnel and to maintain relationships with customers, vendors, partners, employees, stockholders and other business relationships and on our operating results and business generally;
•the risk that the holders of the contingent value rights in the Merger (the “CVRs”) will receive less-than-anticipated payments with respect to the CVRs after the closing of the Merger;
•our ability to obtain and maintain regulatory approvals and clearances for our products, and maintain compliance with complex and evolving regulations and quality standards, as well as the uncertainty of costs required to obtain and maintain compliance with such regulatory and quality matters;
•the possibility that products may contain undetected errors or defects or otherwise not perform as anticipated;
•the impact and costs and expenses of investigative and legal proceedings and compliance risks we may be subject to now or in the future;
•the impact of future tax legislation;
•the ability to successfully manage ongoing organizational and strategic changes, including our ability to attract, motivate and retain key employees and maintain engagement;
•the ongoing and possible future effects of global challenges, including macroeconomic uncertainties, such as inflation, bank failures, rising interest rates and availability of capital markets, wars, conflicts, other economic disruptions, prolonged or recurring U.S. federal government shutdowns and U.S. and global recession concerns, on our customers and suppliers and on our business, financial condition, results of operations and cash flows and our ability to draw down our revolver;
•the effect of the worldwide political and social uncertainty and divisions, including the impact on trade regulations and tariffs, that may adversely impact the cost and sale of our products in certain countries, or increase the costs we may incur to purchase materials, parts and equipment from our suppliers;
•risks related to conducting business internationally;
•our ability to execute acquisitions and the impact and anticipated benefits of completed acquisitions and acquisitions we may complete in the future;
•risks related to the development of new or improved competitive technologies and products;
•risks related to the anticipated development of markets we sell our products into and the success of our products in these markets;
•risks related to our ability to predict accurately the demand for our products, and products under development and to develop strategies to address markets successfully;
•risks related to the anticipated performance and benefits of our products;
•risks related to business strategies;
•risks related to the effect of consolidation in the healthcare industry;
•risks related to the coverage and reimbursement decisions of third-party payors;

•the uncertainty of the impact of cost containment efforts and federal healthcare reform legislation on our business and results of operations;
•risks related to the guidelines, recommendations, and studies published by various organizations relating to the use of our products;
•potential cybersecurity threats and targeted computer crime;
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
•risks related to our ability to meet production and delivery schedules for our products;
•the effect of any future public health pandemic or other crises, including the timing, scope and effect of U.S. and international governmental, regulatory, fiscal, monetary and public health responses to such crises;
•risks related to our ability to protect our intellectual property rights;
•risks related to anticipated trends relating to our financial condition or results of operations, including the impact of interest rate and foreign currency exchange fluctuations;
•risks related to estimated asset and liability values;
•risks related to our compliance with covenants contained in our debt agreements; and
•risks related to our liquidity, capital resources and the adequacy thereof.
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
TRADEMARK NOTICE
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: 3Dimensions, 3D Mammography, 3D, 3DQuorum, Acessa, Acessa ProVu, Affirm, Aptima, Aptima Combo 2, ATEC, BCI, Bioruptor, Biotheranostics, BioZorb, Breast Cancer Index, Brevera, CancerTYPE ID, Celero, Hologic Clarity HD, CoolSeal, C-View, Diagenode, DirectRay, Dimensions, Endomagnetics, Eviva, Faxitron, Fluent, Fluoroscan, Focal Therapeutics, Genius 3D, Genius, Genius AI, Gynesonics, Hologic, Horizon, InSight, Intelligent 2D, ImageChecker, JustRight, LOCalizer, Magtrace, Magseed, MyoSure, NovaSure, Omni, Panther, Panther Fusion, PreservCyt, Quantra, Rapid fFN, SecurView, Selenia, Sentimag, Sertera, SmartCurve, Smart-Depth, Sonata, ThinPrep, TLi IQ, and Tomcat.
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
Through our Diagnostics segment, we offer a wide range of diagnostic products, which are used primarily to aid in the screening and diagnosis of human diseases. Our primary Diagnostics products include our molecular diagnostic assays, which run on our advanced instrumentation systems (Panther and Panther Fusion), our cytology systems, including the ThinPrep System, and the Genius Digital Diagnostics System, and the Rapid fFN Test. Our Aptima family of molecular diagnostic assays is used to detect, among other things, the infectious microorganisms that cause common sexually transmitted diseases, or STDs, such as chlamydia and gonorrhea, or CT/NG; certain high-risk strains of human papillomavirus, or HPV; Trichomonas vaginalis, the parasite that causes trichomoniasis; Mycoplasma genitalium; and Herpes Simplex viruses 1 and 2. We also offer viral load tests for the quantitation of Hepatitis B virus, Hepatitis C virus, human immunodeficiency virus, or HIV-1, and human cytomegalo virus, or CMV, for use on our Panther instrument system. In addition, we offer bacterial vaginosis and candida vaginitis assays, or BV/CV, for the diagnosis of vaginitis, a common and complex ailment affecting millions of women a year. Our assay portfolio also includes diagnostic tests for a range of acute respiratory infections, including SARS-CoV-2, various strains of influenza and parainfluenza, and respiratory syncytial virus, as well as a test for the detection of Group B Streptococcus, or GBS, as well as two assays that detect several bacterial gastrointestinal (GI) pathogens that commonly cause acute gastroenteritis; all of which are run on the Panther Fusion system, a field upgradeable instrument addition to the base Panther system. We also offer two CE-marked molecular assays, the Panther Fusion EBV Quant assay for quantitation of Epstein-Barr virus, and the Panther Fusion BKV Quant assay for quantitation of the BK virus. These two assays are the first quantitative real-time PCR assays on the Panther Fusion system, and, together with the Aptima CMV Quant assay, comprise our menu of transplant monitoring assays. The ThinPrep System and the Genius Digital Diagnostics System are primarily used in cytology applications, such as cervical cancer screening, and the Rapid fFN Test assists physicians in assessing the risk of pre-term birth. We also generate service revenues from our CLIA-certified laboratory for testing related to breast cancer using our Breast Cancer Index or BCI test. The open access functionality on the Panther Fusion system allows customers to consolidate lab developed tests (LDTs) and in vitro diagnostic (IVD) assays on the same fully-automated, sample-to-result system.
Our Breast Health segment offers a broad portfolio of solutions for breast imaging, biopsy, breast surgery and pathology. These solutions include 3D digital mammography systems, image analysis software utilizing artificial intelligence, reading workstations, minimally invasive breast biopsy guidance systems, breast biopsy site markers, localization, and specimen radiology systems. Our most advanced breast imaging platforms, Selenia Dimensions and 3Dimensions systems, utilize tomosynthesis to produce 3D images that show multiple contiguous slice images of the breast.
Our GYN Surgical products include our MyoSure hysteroscopic tissue removal system, our NovaSure endometrial ablation system, our Fluent fluid management system, our Sonata transcervical radiofrequency ablation system, our Acessa ProVu laparoscopic radiofrequency ablation system, and our CoolSeal vessel sealing portfolio and our JustRight surgical stapler. The MyoSure suite of devices offers four options to provide incision-less removal of fibroids, polyps, and other pathology within the uterus. The NovaSure portfolio is comprised of the NovaSure ADVANCED device and the NovaSure V5 device for the treatment of abnormal uterine bleeding. The Fluent and Fluent Pro fluid management systems provide liquid distention during diagnostic and operative hysteroscopic procedures. The Sonata system uses transcervical, intrauterine ultrasound guidance to treat a wide range of fibroid types without the need for incisions. The Acessa ProVu system is a fully integrated system that uses laparoscopic ultrasound, guidance mapping and radiofrequency ablation to treat nearly all types of fibroids. The CoolSeal portfolio includes the CoolSeal Trinity, CoolSeal Reveal, and CoolSeal Mini advanced bipolar vessel sealing devices. The JustRight 5 mm stapler features a smaller instrument profile and is used for laparoscopic general and pediatric surgery.
Our Skeletal Health segment’s products include the Horizon DXA, a dual energy x-ray system, which evaluates bone density and performs body composition assessments, and the Fluoroscan Insight FD mini C-arm, which assists in performing minimally invasive orthopedic surgical procedures on a patient’s extremities, such as the hand, wrist, knee, foot, and ankle. Effective in fiscal 2026, we are discontinuing the sale of our Fluoroscan Insight FD systems.
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
Proposed Merger
On October 21, 2025, the Company entered into a definitive agreement to be acquired by funds managed by Blackstone Inc. (“Blackstone”) and TPG Capital (“TPG”). Under the terms of the agreement, Blackstone and TPG will acquire all outstanding Hologic shares for $76.00 per share in cash, without interest, plus a non-tradable contingent value right (“CVR”) to receive up to $3.00 per share in cash, for total potential consideration of $79.00 per share in cash. The non-tradable CVR will be issued to Hologic stockholders at closing and paid, in whole or in part, following achievement of certain global revenue metrics for our Breast Health business in fiscal years 2026 and 2027. The transaction is expected to close in the first half of calendar year 2026, subject to the approval of Hologic’s stockholders, the receipt of required regulatory approvals and the satisfaction of certain other customary closing conditions. Please see Note 2 to our consolidated financial statements for additional information related to the acquisition. For additional information on risks relating to the transaction, please refer to the “Risk Factors” in Part I, Item 1A, of this Form 10-K.
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
Our instrumentation includes the Panther instrument system, an integrated, fully automated testing instrument capable of serving high-, medium- and low-volume laboratories. Our Panther Fusion system, including the related Fusion assays for respiratory infections, Group B Strep (GBS), and transplant testing, extends the capabilities of our Panther system by adding the flexibility of polymerase chain reaction, or PCR, functionality to our existing Transcription-Mediated Amplification, or TMA, based technology. The Panther Fusion system is available as a modular in-lab upgrade to our base Panther system. In addition, our instrumentation also includes the Tomcat instrument, a fully automated general-purpose instrument designed to improve pre-analytical sample processing by eliminating the inefficient and error-prone activities associated with manually transferring samples from one tube to another.
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

Aptima-branded assays that are performed on the base Panther system	Panther Fusion-branded assays that are performed on the Panther Fusion system
Aptima HPV assay	Panther Fusion Flu A/B/RSV assay
Aptima HPV 16 18/45 Genotype assay	Panther Fusion Paraflu assay
Aptima HBV Quant assay	Panther Fusion AdV/hMPV/RV assay
Aptima CMV Quant assay	Panther Fusion SARS-CoV-2/Flu A/B/RSV assay
Aptima HIV-1 Quant Dx assay	Panther Fusion GBS assay
Aptima HCV Quant Dx assay	Panther Fusion MRSA assay[2]
Aptima Mycoplasma genitalium assay	Panther Fusion Bordetella assay[2]
Aptima Combo 2 assay (CT/NG)	Panther Fusion EBV Quant assay[2]
Aptima Chlamydia trachomatis assay (CT)	Panther Fusion BKV Quant assay[2]
Aptima Neisseria gonorrhoeae (NG)	Panther Fusion SARS-CoV-2 assay[1,3]
Aptima Trichomonas vaginalis assay	Panther Fusion GI Bacterial assay
Aptima HSV 1 and 2 assay	Panther Fusion GI Extended Bacterial assay
Aptima CV/TV assay
Aptima BV assay
Aptima Zika assay[1]
Aptima SARS-CoV-2 assay
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

Transcription-Mediated Amplification (TMA) Technology. The goal of amplification technologies is to increase the copy number of a target nucleic acid sequence that may be present in samples in small numbers. These copies can then be detected using nucleic acid probes. Amplification technologies can yield results in only a few hours versus the several days or weeks required for traditional culture methods. TMA is a transcription-based amplification system that uses two different enzymes to drive the process. The first enzyme is a reverse transcriptase that creates a double-stranded DNA copy from an RNA or DNA template. The second enzyme, an RNA polymerase, makes thousands of copies of the complementary RNA sequence, known as the “RNA amplicon,” from the double-stranded DNA template. Each RNA amplicon serves as a new target for the reverse transcriptase, and the process repeats automatically, resulting in an exponential amplification of the original target that can produce over a billion copies of the RNA amplicon in less than thirty minutes.
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
ThinPrep System
The ThinPrep System is the most widely used system for cervical cancer screening in the U.S. The ThinPrep System has multiple configurations, including one or more of the following: the ThinPrep 2000 Processor, ThinPrep 5000 Processor, ThinPrep 5000 Processor with Autoloader, ThinPrep Genesis Processor, ThinPrep Imaging System, ThinPrep Integrated Imager, and related reagents, filters and other supplies, such as the ThinPrep Pap Test and our ThinPrep PreservCyt Solution.
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
Rapid Fetal Fibronectin Test
The Rapid Fetal Fibronectin Test, or Rapid fFN Test, is a single-use disposable test used to determine a woman’s risk of pre-term birth by detecting the presence of a specific protein, fetal fibronectin, in vaginal secretions during pregnancy. The test utilizes a single-use, disposable cassette and is analyzed on our instrument, the TLi IQ system.
Oncology Product Offerings
Our Biotheranostics business offers two proprietary laboratory developed tests, or LDTs, that support physicians in the treatment of cancer: the Breast Cancer Index test and the CancerTYPE ID test. The Breast Cancer Index, or BCI, test is a PCR-based gene expression test used for determining which patients with early-stage, hormone-receptor positive, or HR+, breast cancer are likely to benefit from extended endocrine therapy. In January 2021, the National Comprehensive Cancer Network revised its clinical practice guidelines to include the BCI test as the only gene expression assay to predict benefit from extended endocrine therapy for patients with early-stage HR+ breast cancer. In addition, in April 2022 the American Society of Clinical Oncology updated its clinical practice guidelines, which now include the BCI test as the only genomic test to help guide extended endocrine therapy decisions in early-stage, HR+ breast cancer patients. The CancerTYPE ID test is a PCR-based gene expression test that is designed to identify the source of metastatic cancer in order to improve diagnostic accuracy and inform treatment decisions. Both of these LDTs are offered as a service solely out of Biotheranostics’ licensed, CLIA-certified, CAP-accredited laboratory in San Diego, California.
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
The images captured by digital mammography systems are typically transmitted electronically for review by a radiologist at a reading workstation. To address this process, we offer the SecurView DX workstation approved for interpretation of mammograms as well as images from other diagnostic breast modalities including breast ultrasound and breast MRI. We also offer image analytic products such as the Genius AI Detection solution, including PRO, (Hologic’s artificial intelligence cancer detection algorithm utilizing deep-learning technology for tomosynthesis), ImageChecker CAD-solution (provides markings of suspicious areas of the breast that may be cancerous in 2D exams), and Quantra software (automates breast density measurement for our mammography systems). These technologies provide reviewers with the potential to focus on key patients that might otherwise be overlooked during the review process for additional diagnostic workups, thus potentially increasing cancer detection.
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
Breast Biopsy and Surgery Products
We offer a wide range of minimally invasive products for breast biopsy and breast surgery. Our breast biopsy portfolio includes three types of tethered vacuum-assisted breast biopsy products: Brevera, ATEC, and Eviva devices. Each tethered device is powered by a console and utilizes our fluid management system. The ATEC device can be used under all standard imaging guidance modalities (stereotactic x-ray, ultrasound, MRI and molecular breast imaging) whereas our Brevera and Eviva devices are used exclusively under stereotactic x-ray guidance. We also offer non-tethered, spring-loaded, and vacuum-assisted core biopsy devices, such as the Celero and Sertera devices, which are exclusively used under ultrasound guidance. We also have products for surgical site marking, tissue localization, and sentinel lymph node biopsies, as well as specimen imaging products for radiology, surgery and pathology. The addition of products from the Endomagnetics Ltd (Endomag) acquisition in fiscal 2024 complements and diversifies our expanding interventional breast health portfolio by adding wire-free breast surgery localization and lymphatic tracing solutions, including Magseed marker, Magtrace lymphatic tracer and the Sentimag platform, to Hologic’s breast surgery portfolio, providing breast surgeons and radiologists with an expanded range of options and enhanced user experience.
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
Fluent Fluid Management System
Our Fluent fluid management portfolio can be utilized for diagnostic and operative hysteroscopic procedures, including MyoSure tissue removal. Both the Fluent and Fluent Pro systems feature an intuitive touch screen design, innovative FloPak cartridge design, and a single waste bag design that eliminates the need for multiple canisters. Therefore, the Fluent and Fluent Pro systems are designed for simplified setup and operation and streamlined workflow for the operating room team.
Sonata System
The Sonata system, which was acquired in the Gynesonics, Inc. acquisition in fiscal 2025, is used by a gynecologic surgeon to treat symptomatic uterine fibroids, including those that cause heavy menstrual bleeding. It employs intrauterine ultrasound imaging to locate the fibroids and transcervical radiofrequency ablation to cause coagulative necrosis of the fibroid tissue. Over time, the treated tissue softens and shrinks resolving symptoms without more invasive treatment. The Sonata system combines an intrauterine ultrasound probe with a radiofrequency ablation (RFA) handpiece to locate and treat the fibroids without the need for incisions.
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
Fluoroscan Insight FD
Our Fluoroscan Insight FD is a mini C-arm imaging system that provides low intensity, real-time x-ray imaging, with high-resolution images at radiation levels and at a cost below those of conventional x-ray and standard sized fluoroscopic equipment. Mini C-arm systems are used primarily by orthopedic surgeons to assist in performing minimally invasive surgical procedures on a patient’s extremities, such as the hand, wrist, knee, foot and ankle. Effective in fiscal 2026, we are discontinuing the sale of this system.
Marketing, Sales and Service
We sell and service our products through a combination of direct sales and service forces and a network of independent distributors and sales representatives. In fiscal 2025, 2024, and 2023, no customer accounted for more than 10% of our consolidated revenues.
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
A critical element of our strategy in the U.S. for our Diagnostics, Breast Health, GYN Surgical, and Skeletal Health divisions has been to utilize the results of our clinical trials and expanded FDA labeling to demonstrate safety, efficacy and productivity improvements to our target customers. Our U.S. sales efforts also include the use of national account managers focused on executing purchasing contracts with large purchasing entities, such as managed care organizations, integrated delivery networks and government healthcare facilities. In addition, in certain regions of the U.S., we use a limited number of independent dealers or distributors to sell and service certain of our products. Internationally, our products in all divisions are marketed and sold through a combination of our direct sales force (primarily Western Europe, China, Japan, Australia, South Korea and Canada) and a network of distributors.
Our service organization is responsible for installing our products and providing warranty and repair services, applications training and biomedical training. Products sold by our direct sales force typically carry limited warranties covering parts and labor for twelve months. Products sold through dealers also carry limited warranties that are typically for one year and cover only parts and components. We also offer service contracts that generally cover equipment and maintenance after the original warranty period from one to three years. We provide both repair services and routine maintenance services under these arrangements and also offer repair and maintenance services on a time and materials basis to customers that do not have service contracts. Our Breast Health business generates a majority of our service revenue from service contracts for our digital mammography portfolio. Internationally, generally in locations where we sell directly, we also perform maintenance services for our products, and in other geographies we primarily use distributors, sales representatives and third parties to provide maintenance services for our products.

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
In our Diagnostics business, our primary competitors include Roche Diagnostics, Abbott Laboratories and Cepheid in the molecular diagnostics field, and Becton Dickinson in the cytology field, as well as a wide range of diagnostics companies that sell a single or limited number of assays or products in only a specific market segment (i.e., Cytology, Acute Care, or Oncology Services).
In our Breast & Skeletal Health business, our primary competitors are large imaging companies such as Siemens Healthineers and GE Healthcare, as well as a wide range of medical technology companies that sell a subset of technology solutions into a specific market segment (i.e., Breast Biopsy, Breast Surgery).
In our GYN Surgical business, our primary competitors are large, full suite surgical solutions companies such as Johnson & Johnson and Medtronic, as well as a wide range of single technology or solutions companies that sell into a specific market segment or procedure. In addition, we also compete with alternative treatments to our GYN Surgical products, such as drug therapy, intrauterine devices, hysterectomy, dilation and curettage and rollerball ablation. Because drug therapy is an alternative to certain of our procedures, competitors also include many major pharmaceutical companies that manufacture hormonal drugs for women.
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
Manufacturing
We purchase many of the components, subassemblies, and raw materials used in our products from numerous suppliers worldwide. For reasons of quality assurance, scarcity and/or cost effectiveness, certain components, subassemblies, and raw materials used in our products are available only from one or a limited number of suppliers. We work closely with our suppliers to develop contingency plans to ensure continuity of quality and reliable supply. We have established long-term supply contracts with many of our suppliers, and in other instances, we developed an in-house capability to offset potential shortages caused by sole source suppliers. Due to the high standards and FDA requirements applicable to manufacturing our products, such as the FDA’s Quality System Regulation and Good Manufacturing Practices, we may not be able to quickly establish additional or replacement sources for certain components or materials. In the event we are unable to obtain sufficient quantities of raw materials or components or subassemblies on commercially reasonable terms or in a timely manner, our ability to manufacture our products on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on our business, financial condition and results of operations.

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
We, and our contract manufacturers, manufacture our products at a limited number of different facilities located in the U.S. and throughout the world. In most cases, the manufacturing of each of our products is concentrated in one or a few locations. An interruption in manufacturing capabilities at any of these facilities, as a result of equipment failure or other reasons, could reduce, delay or prevent the production of our products. Some of our manufacturing operations are located outside of the U.S., primarily Costa Rica and England. We announced in the fourth quarter of fiscal 2025 that we will be shutting down our Manchester, England facility, which manufactures certain Molecular Diagnostic assays, and transferring production to our San Diego, California facility. The shut-down is expected to be completed in the first half of calendar 2026. Those manufacturing operations are also subject to additional challenges and risks associated with international operations described under the caption “Risk Factors” set forth in Part I, Item 1A of this Annual Report.
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
We are engaged in intellectual property litigation, and we may be notified in the future of claims that we may be infringing, misappropriating or otherwise violating the intellectual property rights of third parties. In connection with any such claims, we may seek to enter into settlement and/or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms. Alternatively, we may decide or be required to litigate such claims. A successful claim against us may require us to remove the alleged infringing product from the market or to design around the third party’s patent, potentially resulting in less market demand for the product. Additionally, we may initiate litigation against third parties who are infringing our intellectual property. There is a risk in these situations that we will not obtain injunctive relief or receive damages sufficient to compensate for lost sales and the costs of the litigation.
Regulatory
The manufacture, sale, lease and service of medical devices and in vitro diagnostics (IVDs) intended for commercial use are subject to extensive governmental regulation by the FDA in the U.S. and by a variety of regulatory agencies globally. Under the Federal Food, Drug and Cosmetic Act, known as the FD&C Act, manufacturers of medical devices must comply with certain regulations governing the design, testing, manufacturing, packaging, distribution, servicing and marketing. Some of our products are also subject to the Radiation Control for Health and Safety Act, administered by the FDA, which imposes performance standards and record keeping, reporting, product testing and product labeling requirements for devices that emit radiation, such as x-rays. FDA product approvals may be withdrawn or suspended if compliance with regulatory standards is not maintained or if problems occur following initial marketing.
The FDA classifies medical devices into three classes based on risk. Regulatory control increases from Class I (lowest risk) to Class III (highest risk). The FDA generally must clear or approve new medical devices in Classes II and III prior to commercial sales. Our Class I and Class II exempt medical devices must follow Hologic’s internal Quality System processes prior to commercialization and throughout their product lifecycle. We must meet requirements under FDA’s quality system regulation (QSR), establishment registration, medical device listing, labeling and medical device reporting (MDR) regulations.
A 510(k) pre-market notification must contain information establishing that the device to be sold is substantially equivalent (SE) to a predicate device. A predicate is a device that was legally marketed prior to May 28, 1976 (preamendments device), or a device which has been found SE through the 510(k) process, or a device that was granted marketing authorization via the De Novo classification process under section 513(f)(2) of the FD&C Act that is not exempt from premarket notification requirements. Class III or high-risk device development requiring a premarket approval (“PMA”) involves a complex and lengthy testing process that is subject to review by the FDA and may require several years to complete and gain approval. In addition to bench and non-clinical testing, an investigational device exemption (for significant risk devices), known as an IDE, must be obtained in order to conduct clinical testing of the device to obtain the necessary clinical data for inclusion in the PMA. The FDA will approve a PMA if the data provided is sufficient and contains valid scientific evidence to assure that the device is safe and effective for its intended use(s). This approval may be granted with post-approval requirements including inspection of manufacturing facilities, additional clinical studies and/or additional patient follow-up for an indefinite period of time.
Our Biotheranostics laboratory in San Diego, California is subject to regulation under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, which is administered primarily by the Centers for Medicare and Medicaid (CMS). CLIA requires laboratories to meet specified standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Adverse interpretations of current CLIA regulations or future changes in CLIA regulations could have an adverse effect on sales of services. The laboratory also holds a license from the state of California and licenses or permits as required from other state agencies where out-of-state clinical laboratories must be licensed to run samples obtained from their state. If a laboratory is non-compliant with CLIA requirements or with state laws or regulations governing licensed laboratories, penalties may include suspension, limitation or revocation of the license or CLIA certificate, assessment of financial penalties or fines, or imprisonment. Loss of a laboratory’s CLIA certificate or state license may also result in the inability to receive payments from state and federal health care programs as well as private third-party payors.
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

Our medical devices and IVDs are subject to extensive regulation outside of the U.S. and approval or registration requirements vary significantly by country and region. To market and sell our products internationally, we must obtain and maintain regulatory authorizations, certifications, or registrations such as CE Marking in the European Union under the Medical Device or In Vitro Diagnostic Regulations, as well as country-specific approvals in markets such as Canada, Japan, China, and Latin America. These processes generally require the submission of technical documentation, clinical or performance data, evidence of compliance with quality management standards (i.e., ISO 13485), and periodic inspections or audits by regulatory authorities or notified bodies.
The time required to obtain approval to market and sell our products varies by country and region and may be longer or shorter than that required for FDA clearance or approval and the requirements may differ. In addition, we are required to meet the FDA’s export requirements or receive FDA export approval for the export of our products to foreign countries.

Maintaining international market access requires ongoing compliance with evolving regulatory requirements, post market-surveillance, reporting obligations, and product life cycle management. Complying with global regulations has required us to, and may continue to require us to, incur significant expenditures. Failure to obtain or maintain necessary approvals or to comply with these obligations could restrict our ability to market products, delay commercialization of new technologies, or result in enforcement actions, penalties, or loss of market access.
The global regulatory environment continues to evolve, especially in the areas of cyber security and AI. We anticipate that regulators will continue to scrutinize the healthcare industry closely and that changes in laws, regulations or policies may cause increased uncertainty, compliance costs, exposure to litigation and other adverse effects to our business and operations. Delays in receipt of, or failure to obtain, clearances or approvals for future products could delay or preclude realization of product revenues from new products or result in substantial additional costs which could decrease our profitability.

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
As of September 27, 2025, we had 7,070 full-time employees, including 2,270 in manufacturing operations, 1,731 in sales and marketing, 1,472 in support services, 775 in research and development, and 822 in general administration. Approximately 4,055 of these employees are in the U.S. and approximately 3,015 were outside the U.S. In various countries outside the U.S., certain of our employees are unionized and, where local law requires, participate in works councils.
Employee Engagement and Development
Our goal is to develop and maintain a talented and engaged workforce that has a positive impact on our performance, and on our customers and their patients. We have been conducting an annual engagement survey since 2015 in which most of our employees regularly participate, as well as two other annual workplace surveys since 2021 that engage our U.S. employees. We believe our foundation of employee engagement, our commitment to our employees, and their commitment to each other fortifies our leaders and teams and improves their business performance. We also offer a range of programs to develop our managers and enhance our leadership across the Company. Our professional development efforts are aimed at increasing organizational talent and capabilities and identifying and developing potential successors for key leadership positions.
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
Community Engagement and Volunteerism
We take the role we play as leaders in the communities where we live and work seriously. Our philanthropic and charitable efforts are an important part of our culture and linked to our efforts to work to improve the health of our communities, customers, patients and employees, and seek to ensure that the decisions we make today have a positive effect on future generations. We center our giving efforts in three specific areas to maximize our impact in ways that align with the values of our employees and customers: (i) women’s health, and other healthcare fields in which Hologic operates; (ii) science, technology, engineering, and math education (STEM), especially for students from underserved communities; and (iii) promoting equity, especially in education and healthcare.
We also support employees in giving back to community organizations through volunteering and matching donations. To that end, we further expanded our support for local non-profit groups, by providing our U.S. colleagues an additional paid day off to engage in community service. We also have continued to strengthen our scholarship funds. The Hologic Scholarship Fund awards scholarships for employees’ children and grandchildren. We also support students near our largest U.S. facilities by providing scholarship funding to non-profit organizations that help students from underserved communities become the first in their family to attend college.
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

Item 1A. Risk Factors
In evaluating our business, the risks described below, as well as other information contained in this Annual Report and in our other filings with the SEC should be considered carefully. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business. The occurrence of any of these events or circumstances could individually or in the aggregate have a material adverse effect on our business, financial condition, cash flow or results of operations. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect our business in the future. This report contains forward-looking statements; please refer to the cautionary statements made under the heading “Special Note Regarding Forward-Looking Statements” for more information on the qualifications and limitations on forward-looking statements.
PROPOSED ACQUISITION BY BLACKSTONE AND TPG
There are uncertainties associated with the proposed Merger (as defined below), including the risk that the Merger may not close in the anticipated timeframe or at all due to one or more of the closing conditions to the Merger not being satisfied or waived, which may have an adverse effect on our business, financial condition, results of operations and stock price.
On October 21, 2025, we entered into a definitive agreement (the “Merger Agreement”) to be acquired by funds managed by Blackstone and TPG. Under the terms of the agreement, Blackstone and TPG will acquire all outstanding Hologic shares for $76.00 per share in cash, without interest, plus a non-tradable contingent value right (“CVR”) to receive up to $3.00 per share, for total potential consideration of $79.00 per share in cash. The non-tradable CVR will be issued to Hologic stockholders at closing and paid, in whole or in part, following achievement of certain global revenue metrics for our Breast Health business in fiscal years 2026 and 2027. The transaction is expected to close in the first half of calendar year 2026, subject to the approval of Hologic’s stockholders, the receipt of required regulatory approvals and the satisfaction of certain other customary closing conditions (please see Note 2 to our consolidated financial statements for additional information related to the acquisition). If the Merger is completed, we will become a privately held company, meaning that the Company’s common stock will be delisted from the Nasdaq stock market and deregistered under the Securities Exchange Act of 1934, as amended.
Completion of the Merger is subject to various closing conditions, including, among other things, approval of the adoption of the Merger Agreement by our stockholders and the receipt of applicable regulatory approvals. Further, if the Merger has not been consummated on or before July 21, 2026 (subject to (a) one three-month extension under certain circumstances for the purpose of obtaining certain regulatory approvals and (b) extension in certain circumstances if the marketing period for Blackstone’s and TPG’s debt financing has commenced but has not yet been completed), then the Merger Agreement may be terminated by either party. There is no assurance that receipt of all applicable regulatory approvals will occur, or that all of the other closing conditions will be satisfied (or waived, to the extent permitted by applicable law), or that the Merger will be completed on the terms reflected in the Merger Agreement, within the expected timeframe, or at all.
The announcement and pendency of the Merger may create disruption in and uncertainties for our business, which could have an adverse effect on our ability to retain and hire key personnel and to maintain relationships with our business partners, suppliers, vendors and customers. These business partners, suppliers and customers could attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during pendency of the Merger. Adverse changes in our relationships with employees, business partners, suppliers and customers may continue or intensify in the event the Merger is not consummated or is significantly delayed. As a result, there can be no assurance that our business, financial condition and results of operations will not be adversely affected, as compared to prior to the announcement of the Merger Agreement. Management’s attention may also be diverted towards activities focused on completing the Merger, which could further impact these relationships and also the execution of our business plan and the quality of our products.
If the Merger is not completed, we and our stockholders may suffer other consequences. To the extent that the current market price of our stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed. Further, investor confidence in us could decline, and stockholder litigation could be brought against us. In addition, we will have incurred significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, including for activities that we would have not undertaken other than to complete the Merger. As a result, to the extent the Merger is not completed, we will receive little or no benefit from incurring these costs, and in the absence of the Merger, these costs may have been allocated elsewhere. In addition, if the Merger Agreement is terminated under certain circumstances, we may be required to pay Blackstone a termination fee equal to $540 million (or $225 million during the go shop period, as described in the Merger Agreement), which could have adverse effect on our financial condition and results of operations.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.
Under the terms of the Merger Agreement, we have agreed to certain restrictions (unless approved by Blackstone and TPG) on the operations of our business that could harm our business relationships, financial condition, operating results, cash flows and business, including restrictions with respect to our ability to, among other things, subject to certain specified exceptions: amend our organizational documents, issue shares of capital stock, make loans or capital contributions, declare dividends, purchase shares of its capital stock, incur indebtedness for borrowed money, incur capital expenditures (other than pursuant to our capital expenditures budget), enter into or materially amend material contracts, change accounting policies, settle litigation, sell material assets, increase employee compensation above certain thresholds, enter into collective bargaining agreements, conduct mass layoffs, waive any noncompetition, nonsolicitation, nondisclosure or other restrictive covenants for certain employees, acquire other companies or businesses, change material tax elections or settle tax investigations or license, transfer, abandon or dispose of material Company intellectual property or source code. Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement. Such restrictions could prevent us from pursuing certain business opportunities that arise prior to the effective time of the Merger and are outside the ordinary course of business and could otherwise adversely affect our business and operations prior to completion of the Merger.
We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.
We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.
Lawsuits relating to the Merger could be filed against us, including by our stockholders.
Although litigation is common in connection with acquisitions of public companies in the U.S., regardless of any merits related to the underlying acquisition, the outcome of any lawsuits filed against us is uncertain and could delay or prevent completion of the Merger. We may not be successful in defending against any such claims. Additionally, the costs of defense of such litigation, including costs associated with the indemnification of directors and officers, and other effects, such as negative publicity or damage to our relationships with business partners, suppliers and customers, could have an adverse effect on our business, financial condition and operating results.
Because the value of the CVR payments is uncertain, our stockholders cannot be certain of the precise value of the consideration they may receive in the Merger.
At the time the Merger is completed, each issued and outstanding share of our common stock (other than certain excluded shares), will be automatically cancelled and converted into the right to receive $76.00 per share in cash, without interest, plus a non-tradable CVR to receive up to $3.00 per share in cash, for total potential consideration of $79.00 per share in cash. The non-tradable CVR will be issued to Hologic stockholders at closing and paid, in whole or in part, following achievement of certain global revenue metrics for our Breast Health business in fiscal years 2026 and 2027. There can be no assurance that any payment will be made under the CVR, or regarding the amount or timing of any such payment. Any amounts to be received in connection with the CVR are contingent upon achievement of certain global revenue metrics for our Breast Health business in fiscal years 2026 and 2027, which may or may not occur. There are numerous risks and uncertainties associated with receiving payment under the CVR, including that our Breast Health business will not achieve the global revenue thresholds set forth in the CVR agreement.
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
In addition, maintaining compliance with multiple regulators, and multiple centers within the FDA, adds complexity and cost to our manufacturing processes. Our manufacturing facilities and those of our contract manufacturers are subject to periodic regulatory inspections by the FDA and other regulatory agencies, and these facilities are subject to the FDA’s Quality System Regulation and Good Manufacturing Practices. The results of these inspections can include, and have in the past included, inspectional observations on the FDA’s Form 483, warning letters, or other forms of enforcement. If the FDA were to conclude that we, or our contractors, are not in compliance with applicable laws or regulations, or that any of our medical products are ineffective or pose an unreasonable health risk, it may prevent us from selling our products. In addition, the process of responding to and implementing changes as a result of such inspections can be costly and time consuming and negatively impact our business.
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
We are also subject to other substantial regulation relating to environmental, health and safety matters, including occupational health and safety, environmental protection, hazardous substance control, and waste management and disposal. The failure to comply with such regulations could subject us to, among other things, fines and criminal liability. We may also be required to incur significant costs to comply with these and future regulations, which may result in a material adverse effect upon our business, financial condition and results of operations. Increasingly, regulators, customers, investors, employees and other stakeholders are focusing on environmental matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent meeting such regulations and expectations and copying with disclosure requirements. For example, collecting, measuring and reporting environmental data is subject to evolving reporting standards, including California’s disclosure requirements and similar regulations established by other international regulatory bodies, such as the Corporate Sustainability Reporting Directive in the European Union. In addition, a number of our customers who are payors or distributors have adopted, or may adopt, procurement policies that include environmental provisions that their suppliers or manufacturers must comply with. If we do not adapt to or comply with new regulations, or fail to meet evolving investor, industry or stakeholder expectations and concerns regarding environmental issues, investors may reconsider their investment in our Company, and customers and suppliers may choose to limit their business with us, which could have a material adverse effect on our business, operations or reputation.
We also face increasing attention from investors, regulators, and other stakeholders, who may have conflicting views, related to our positions, performance, and disclosures relating to sustainability-related matters and are subject to legal and regulatory requirements relating to such positions, performance, and disclosures. These requirements continue to broaden and may be conflicting, both in terms of scope and geography, a trend we expect to continue. If we draw scrutiny for the positions we take or do not take on these matters (or for altering any such position) or receive unfavorable ratings from third-party organizations that provide information to investors on such matters, it could be used by investors, lenders, customers and employees to inform their investment, financing, purchasing or employment decisions, which could have a negative impact on our business. Additionally, a failure to adequately meet regulatory expectations may result in non-compliance, the loss of business and reputational impacts, and we may become the target of litigation or investigations initiated by government authorities or private actors alleging that our activities related to these matters are anti-competitive, discriminatory or otherwise unlawful.
Changes in tax laws or exposures to additional tax liabilities could negatively impact the Company’s operating results.
We are subject to income taxes, as well as taxes that are not income-based, in both the U.S. and jurisdictions outside of the U.S. Changes in tax laws or regulations in the jurisdictions in which we operate, both in the U.S. and outside of the U.S., including the introduction of a global minimum tax as led by the Organization for Economic Cooperation and Development “OECD” , could negatively impact the Company’s effective tax rate, results of operations and cash flows. The United States has not adopted the OECD Pillar Two global minimum tax, and as of June 28, 2025, the G7 countries announced an agreement to exempt U.S. companies from certain elements of the Pillar Two framework. If this exemption is ultimately enacted into law in relevant jurisdictions, it is expected to be favorable for the Company. However, Pillar Two remains in effect in other countries, and there is significant uncertainty regarding the implementation of the G7 agreement, the interpretation and consistent application of existing Pillar Two rules, their interaction with national tax laws, and their consistency with current tax treaty obligations.
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
GLOBAL CHALLENGES, INCLUDING MACROECONOMIC CONDITIONS AND RELATED FINANCIAL RISKS
The continuing worldwide macroeconomic and geopolitical uncertainty, as well as existing tariffs and trade wars, may adversely affect our business and prospects, both domestically and internationally.
Continued concerns about the systemic impact of potential recession and geopolitical issues, including wars and terrorism, have contributed to increased market volatility and uncertainty for economic growth in the world. Our business and results of operations have been and may continue to be adversely impacted by changes in macroeconomic conditions, including inflation, bank failures, rising interest rates and availability of capital markets. Uncertainty about global economic conditions, particularly in emerging markets and countries with government-sponsored healthcare systems, may also cause decreased demand for our products and services and increased competition, which could result in lower sales volume and downward pressure on the prices for our products, longer sales cycles, and slower adoption of new technologies. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply. In addition, continuing social and political concerns and divisions in the U.S. and throughout the world, including the impact of prolonged or recurring U.S. federal government shutdowns, could have a material, adverse effect on the economic conditions in markets we serve, and our results of operations, cash flow and financial position.
Changes in policy in the U.S. and other countries regarding international trade, including import and export regulation and international trade agreements, could also negatively impact our business. The U.S. government implemented reciprocal tariffs beginning in April 2025 to accomplish certain policy goals and is currently negotiating trade agreements with many countries. For fiscal 2025, primarily in the fourth quarter, we recorded tariff expense of $9.5 million. Based on the mitigation efforts we have taken and expect to take, we estimate that, if maintained at current levels, the impact of the direct tariff costs to us on a quarterly basis will be approximately $10 million to $14 million. This estimate does not consider potential cost increases from our vendors and suppliers. We continue to evaluate the status of the evolving tariffs as well as various measures to mitigate the impact of tariffs, however we can give no assurance on the success of these efforts. Additional tariffs or further retaliatory trade measures taken by other countries in response or our inability to mitigate existing tariffs, could affect the demand for our products and services, impact the competitive position of our products, prevent us from being able to sell products in certain countries or otherwise adversely impact our results of operations. The implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs or new barriers to entry, could negatively impact our business, results of operations and financial condition.
Market acceptance of our medical products in the U.S. and other countries is dependent upon the medical equipment purchasing and procurement practices of our customers, patient need for our products and procedures and the reimbursement of patients’ medical expenses by government healthcare programs and third-party payors. The continuing uncertainty surrounding global economic conditions and financial markets may cause the purchasers of medical equipment to decrease their medical health insurance premiums and procurement activities. Economic uncertainty, an increase in unemployment rates, as well as an increase in health insurance premiums, co-payments and deductibles may result in cost-conscious consumers making fewer trips to their physicians and specialists, which in turn would adversely affect demand for our products and procedures. Furthermore, governments and other third-party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could adversely affect sales of our products.
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

International expansion is a key component of our growth strategy. In fiscal 2025, 25.7% of our revenue came from outside of the U.S. Our future and existing international operations may subject us to a number of additional risks and expenses, any of which could harm our operating results. These risks and expenses include:
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
In addition, government policies on international trade and investment such as import quotas, capital controls or tariffs, whether adopted by individual governments or addressed by regional trade blocks, can affect cost of and the demand for our products and services, impact the competitive position of our products or prevent us from being able to sell products in, or otherwise adversely affect our ability to sell products in the affected countries. The implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs or new barriers to entry, could cause us to reduce our presence in certain regions or negatively impact our business, results of operations and financial condition. For example, a government’s adoption of “buy national” policies or retaliation by another government against such policies could have a negative impact on our results of operations.
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
We also developed assays to detect COVID-19. As COVID-19 testing declines, and there is greater use of rapid tests and at-home collection tests, continued decline in demand for our COVID-19 assays without a corresponding increase in our other businesses or customers consolidating their molecular testing menu to high throughput, high automation platforms may further increase the competition our Panther and Panther Fusion instruments face and could have a material, adverse effect on our results of operations, cash flow and financial position.
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
Although we do not currently have any customers that represent more than 10% of our consolidated revenues, a material portion of product sales in our Diagnostics segment comes from (and we anticipate will continue to come from) a limited number of customers, two of which accounted for 13.6% and 10.8% of our Diagnostics segment revenue in fiscal 2025 and 12.8% and 10.1% of our Diagnostics segment revenue in fiscal 2024. No customer represented more than 10% of Diagnostics revenue in fiscal 2023. The loss of any of these key customers, or a significant reduction in sales volume or pricing to these customers, could significantly reduce our Diagnostics segment revenues or profitability.
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
As of September 27, 2025, we had approximately $2.5 billion aggregate principal of indebtedness outstanding (exclusive of additional funds that would be available to draw under our revolver), and we may incur additional indebtedness in the future. We also have other contractual obligations and deferred tax liabilities, which as of September 27, 2025, are described under “Notes to Consolidated Financial Statements — Income Taxes, and Non-cancelable Purchase Commitments.” This significant level of indebtedness and our other obligations may:
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
A significant portion of our indebtedness is subject to floating interest rates, which makes us more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in our business. As of September 27, 2025, approximately $1.2 billion aggregate principal of our indebtedness, which represented the outstanding principal under our credit facilities, was subject to floating interest rates. We currently have a hedging arrangement (interest rate swap) in place to partially mitigate the impact of higher interest rates. This interest rate swap contract hedges a notional amount of $500 million through September 25, 2026.

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
•Back-up & recovery plans;
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

Material Properties Owned:	Primary Use
Newark, DE	Breast Health capital equipment manufacturing operations and research and development
Manchester, England	Administrative and supply chain operations
Londonderry, NH	Diagnostics manufacturing operations
San Diego, CA	Diagnostics headquarters, including administrative and manufacturing operations
San Diego, CA	Diagnostics research and development, administrative and manufacturing operations

Material Properties Leased:	Primary Use	Lease Expiration (fiscal year)	Renewals
Marlborough, MA	Headquarters, including research and development, manufacturing and distribution operations	2034	1, five-year period
Marlborough, MA	Manufacturing operations	2029	None
Alajuela, Costa Rica	Administrative and Surgical and Breast Health manufacturing facility	2028	2, five-year periods
Manchester, England**	Diagnostics manufacturing operations	2030	1, 5-year period
** During the fourth quarter of fiscal 2025, the Company announced that it was shutting down its manufacturing operations at the Company’s Manchester, England location, which manufactures certain molecular diagnostics products that are also manufactured at our San Diego, California facility. Please refer to Note 8 to the consolidated financial statements for further details.
We also lease various administrative and customer support centers throughout the world including in Brussels, Belgium, Berlin, Germany, Madrid, Spain, United Kingdom and Shanghai and Beijing, China. In addition, we also lease space for smaller, specialized research and development and manufacturing operations at various additional locations, including Ougrée, Belgium.

Item 3. Legal Proceedings
For a discussion of legal matters as of September 27, 2025, please see Note 16 to our consolidated financial statements entitled “Litigation and Related Matters,” which is incorporated by reference into this item.

Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. Our common stock is traded on the Nasdaq Global Select Market under the symbol “HOLX.”
Number of Holders. As of November 13, 2025, there were approximately 617 holders of record of our common stock, including multiple beneficial holders at depositories, banks and brokers listed as a single holder in the street name of each respective depository, bank or broker.
Dividend Policy. We have never declared or paid cash dividends on our capital stock, and we currently have no plans to do so. Our policy has been to retain all of our earnings to finance future growth (including acquisitions), pay down our indebtedness and repurchase our common stock. The existing covenants under certain of our credit facilities also place limits on our ability to issue dividends and repurchase stock.
Recent Sales of Unregistered Securities. We did not sell unregistered securities during the fourth quarter of fiscal 2025.
Issuer’s Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (1)
June 29, 2025 – July 26, 2025	—	$—	—	$937.5
July 27, 2025 – August 23, 2025	—	—	—	937.5
August 24, 2025 – September 27, 2025	—	—	—	937.5
Total	—	$—	—	$937.5
 ___________________________________
(1)On September 12, 2024, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.5 billion of the Company’s outstanding stock. As of September 27, 2025, $937.5 million remained unused under this program. The repurchase program does not obligate the Company to acquire a minimum number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. For additional information regarding the Company’s repurchase programs, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Stock Repurchase Program.”

Stock Performance Graph
The following information shall not be deemed to be “filed” with the SEC nor shall the information be incorporated by reference into any filings under the Securities Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.
The following graph compares cumulative total shareholder return on our common stock since September 26, 2020 with the cumulative total return of the Standard & Poor’s 500 Index and the S&P Health Care Supplies Index. This graph assumes the investment of $100 on September 26, 2020 in our common stock. Measurement points are the last trading day of each respective fiscal year.

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
Through our Diagnostics segment, we offer a wide range of diagnostic products, which are used primarily to aid in the screening and diagnosis of human diseases. Our primary Diagnostics products include our molecular diagnostic assays, which run on our advanced instrumentation systems (Panther and Panther Fusion), our cytology systems, including the ThinPrep System and the Genius Digital Diagnostics System, and the Rapid fFN Test. Our Aptima family of molecular diagnostic assays is used to detect, among other things, the infectious microorganisms that cause common sexually transmitted diseases, or STDs, such as chlamydia and gonorrhea, or CT/NG; certain high-risk strains of human papillomavirus, or HPV; Trichomonas vaginalis, the parasite that causes trichomoniasis; Mycoplasma genitalium; and Herpes Simplex viruses 1 and 2. We also offer viral load tests for the quantitation of Hepatitis B virus, Hepatitis C virus, human immunodeficiency virus, or HIV-1, and human cytomegalo virus, or CMV, for use on our Panther instrument system. In addition, we offer bacterial vaginosis and candida vaginitis assays, or BV/CV, for the diagnosis of vaginitis, a common and complex ailment affecting millions of women a year. Our assay portfolio also includes diagnostic tests for a range of acute respiratory infections, including SARS-CoV-2, various strains of influenza and parainfluenza, and respiratory syncytial virus, as well as a test for the detection of Group B Streptococcus, or GBS, as well as two assays that detect several bacterial gastrointestinal (GI) pathogens that commonly cause acute gastroenteritis; all of which are run on the Panther Fusion system, a field upgradeable instrument addition to the base Panther system. We also offer two CE-marked molecular assays, the Panther Fusion EBV Quant assay for quantitation of Epstein-Barr virus, and the Panther Fusion BKV Quant assay for quantitation of the BK virus. These two assays are the first quantitative real-time PCR assays on the Panther Fusion system, and, together with the Aptima CMV Quant assay, comprise our menu of transplant monitoring assays. The ThinPrep System and the Genius Digital Diagnostics System are primarily used in cytology applications, such as cervical cancer screening, and the Rapid fFN Test assists physicians in assessing the risk of pre-term birth. We also generate service revenues from our CLIA-certified laboratory for testing related to breast cancer using our Breast Cancer Index, or BCI test. The open access functionality on the Panther Fusion system allows customers to consolidate lab developed tests (LDTs) and in vitro diagnostic (IVD) assays on the same fully-automated, sample-to-result system.
Our Breast Health segment offers a broad portfolio of solutions for breast imaging, biopsy, breast surgery and pathology. These solutions include 3D digital mammography systems, image analysis software utilizing artificial intelligence, reading workstations, minimally invasive breast biopsy guidance systems, breast biopsy site markers, localization, and specimen radiology systems. Our most advanced breast imaging platforms, Selenia Dimensions and 3Dimensions systems, utilize tomosynthesis to produce 3D images that show multiple contiguous slice images of the breast.
Our GYN Surgical products include our MyoSure hysteroscopic tissue removal system, our NovaSure endometrial ablation system, our Fluent fluid management system, our Sonata transcervical radiofrequency ablation system, our Acessa ProVu laparoscopic radiofrequency ablation system, and our CoolSeal vessel sealing portfolio and our JustRight surgical stapler. The MyoSure suite of devices offers four options to provide incision-less removal of fibroids, polyps, and other pathology within the uterus. The NovaSure portfolio is comprised of the NovaSure ADVANCED device and the NovaSure V5 device for the treatment of abnormal uterine bleeding. The Fluent and Fluent Pro fluid management systems provide liquid distention during diagnostic and operative hysteroscopic procedures. The Sonata system uses transcervical, intrauterine ultrasound guidance to treat a wide range of fibroid types without the need for incisions. The Acessa ProVu system is a fully integrated system that uses laparoscopic ultrasound, guidance mapping and radiofrequency ablation to treat nearly all types of fibroids. The CoolSeal portfolio includes the CoolSeal Trinity, CoolSeal Reveal, and CoolSeal Mini advanced bipolar vessel sealing devices. The JustRight 5 mm stapler features a smaller instrument profile and is used for laparoscopic general and pediatric surgery.
Our Skeletal Health segment’s products include the Horizon DXA, a dual energy x-ray system, which evaluates bone density and performs body composition assessments, and the Fluoroscan Insight FD mini C-arm, which assists in performing minimally invasive orthopedic surgical procedures on a patient’s extremities, such as the hand, wrist, knee, foot, and ankle. Effective in fiscal 2026, we are discontinuing the sale of our Fluoroscan Insight FD systems.

Unless the context otherwise requires, references to we, us, Hologic or our company refer to Hologic, Inc. and its consolidated subsidiaries.
Proposed Merger
On October 21, 2025, we entered into a definitive agreement to be acquired by funds managed by Blackstone Inc. (“Blackstone”) and TPG Capital (“TPG”). Under the terms of the agreement, Blackstone and TPG will acquire all outstanding Hologic shares for $76.00 per share in cash, without interest, plus a non-tradable contingent value right (“CVR”) to receive up to $3.00 per share in cash, for total potential consideration of $79.00 per share in cash. The non-tradable CVR will be issued to Hologic stockholders at closing and paid, in whole or in part, following achievement of certain global revenue metrics for our Breast Health business in fiscal years 2026 and 2027. The transaction is expected to close in the first half of calendar year 2026, subject to the approval of Hologic’s stockholders, the receipt of required regulatory approvals and the satisfaction of certain other customary closing conditions. Please see Note 2 to our consolidated financial statements for additional information related to the acquisition. For additional information on risks relating to the transaction, please refer to the “Risk Factors” in Part I, Item 1A, of this Form 10-K.
Acquisitions and Dispositions
The following sets forth a description of certain of our acquisitions and dispositions we have completed in our last two fiscal years:

Gynesonics
On January 2, 2025, we completed the acquisition of Gynesonics, Inc. (“Gynesonics”) for a purchase price of $340.7 million. Gynesonics, located in Redwood City, California, develops and sells a technology intended for diagnostic intrauterine imaging and transcervical treatment of certain symptomatic uterine fibroids, including those associated with heavy menstrual bleeding. Based on our valuation, we allocated $146.1 million of the purchase price to the value of intangible assets and $191.0 million to goodwill. Gynesonics’ results of operations are reported within our GYN Surgical segment from the date of acquisition. In connection with the transaction, we recorded a charge of $22.4 million, of which $1.6 million was included in costs of product revenues and $20.8 million was included in operating expenses, in the second quarter of fiscal 2025 for the acceleration of Gynesonics unvested stock options for which the original terms of such awards did not provide for acceleration upon a change-in-control.
Endomag
On July 25, 2024, we completed the acquisition of Endomagnetics Ltd (“Endomag”) for a purchase price of $313.9 million. Endomag, located in the U.K., develops and sells breast surgery localization and lymphatic tracing technologies. Based on our valuation, we allocated $197.8 million of the purchase price to the value of intangible assets and $140.1 million to goodwill. Endomag’s results of operations are reported within our Breast Health segment.
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

RESULTS OF OPERATIONS

Fiscal Year Ended September 27, 2025 Compared to Fiscal Year Ended September 28, 2024
Product Revenues

	Fiscal Years Ended
	September 27, 2025		September 28, 2024		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$1,693.3	41.2%	$1,658.3	41.1%	$35.0	2.1%
Breast Health	829.5	20.2%	912.9	22.7%	(83.4)	(9.1)%
GYN Surgical	668.8	16.3%	635.0	15.8%	33.8	5.3%
Skeletal Health	64.5	1.6%	48.9	1.2%	15.6	31.9%
	$3,256.1	79.4%	$3,255.1	80.8%	$1.0	—%
Product revenues remained relatively flat in fiscal 2025 compared to fiscal 2024 due to an increase in Diagnostics, GYN Surgical, and Skeletal revenues offset by a decrease in Breast Health revenues.
Diagnostics product revenues increased 2.1% in fiscal 2025 compared to fiscal 2024 primarily due to an increase in our Molecular Diagnostics business and to a lesser extent an increase in our Cytology business. The increase in Molecular Diagnostics was primarily driven by an increase in sales volumes of our BV/CV assays, which we primarily attribute to increased adoption by our laboratory customers, and an increase in sales volumes of our Fusion respiratory assays due to a more severe flu season and new customer adoption this year compared to the prior year. These increases were partially offset by a decrease in sales of our two SARS-CoV-2 assays, which we primarily attribute to a normalized level of COVID-19 cases and greater use of rapid tests compared to the prior year, and to a lesser extent a reduction in Aptima CT/GC and HPV revenues from slightly lower average selling prices as volumes increased with larger laboratory customers. The increase in Cytology was primarily driven by an increase in Genius imager usage fees, partially offset by a reduction in sales volume in China.
Breast Health product revenues decreased 9.1% in fiscal 2025 compared to fiscal 2024 primarily due to a decrease in sales of our digital mammography systems, primarily 3D Dimensions systems and related workstation and workflow products, including software, which we primarily attribute to the prior year period having strong demand fulfillment built up from chip shortages, and in the current year period we experienced longer sales cycles and insufficient sales force execution in the first half of the year. In addition, we had a decrease in sales volume of our Trident HD systems and Affirm Prone biopsy systems. These decreases were partially offset by an increase in sales of our interventional breast solutions products of $57.7 million, primarily due to the Endomag acquisition, which contributed an incremental $54.9 million of product revenue and to a lesser extent an increase in sales of our Brevera needles in the current fiscal year.
GYN Surgical product revenues increased 5.3% in fiscal 2025 compared to fiscal 2024, primarily due to the Gynesonics acquisition, which contributed $22.4 million in the current fiscal year, an increase in the sales volume of our Fluent fluid management system and MyoSure devices and an increase in our NovaSure devices in international markets, primarily Europe, which we primarily attribute to our go-direct strategy and improved reimbursement in certain European countries. These increases were partially offset by a decrease in domestic revenues from lower sales volumes of our NovaSure devices, which we primarily attribute to a shrinking ablation market due to the increased use of alternative therapies and a decrease in sales volumes of our Acessa ProVu systems and related disposables.
Skeletal Health product revenues increased 31.9% in fiscal 2025 compared to fiscal 2024 primarily due to an increase in sales volume of our Horizon DXA systems from pent up demand as the temporary stop-ship implemented during the third quarter of fiscal 2024 due to a non-conformance matter pertaining to electromagnetic compatibility requirements was fully resolved for all Horizon DXA models in the third quarter of the current fiscal year. This increase was partially offset by lower sales volumes of our Insight FD systems which we primarily attribute to our announcement that we would cease selling these systems in fiscal 2026.
At the end of any of our fiscal quarters and years, there remain open orders, primarily related to consumable products, that are not fulfilled until the beginning of the subsequent quarter or year, depending on a number of factors, including but not limited to customer ordering patterns, various operational and logistical issues, and in periods prior to fiscal 2025 management discretion to defer shipping orders based on achieving certain financial targets. Consolidated revenues in fiscal 2025 and 2024 benefited by less than 0.5% from the timing of such open orders that were not fulfilled at the end of the prior year.

Product revenues by geography as a percentage of total revenues were as follows:

	Years Ended
	September 27, 2025	September 28, 2024
United States	72.0%	73.0%
Europe	15.8%	14.2%
Asia-Pacific	6.1%	6.8%
Rest of World	6.1%	6.0%
	100.0%	100.0%
The percentage of product revenue derived from Europe increased, while the percentage of product revenue derived from the United States and Asia-Pacific decreased. The increase in Europe was primarily due to an increase in sales of our GYN Surgical products, primarily Sonata disposables from the Gynesonics acquisition, as well as our MyoSure and NovaSure devices, an increase in sales of our capital and disposable products from the Endomag acquisition, and to a lesser extent a minimum commitment penalty payment received from the German government for SARS-CoV-2 assays. This increase was partially offset by a decrease in sales of our 2D and 3D Dimensions systems. The decrease in the United States was primarily due to a decrease in sales of our Breast Health products, specifically our 3D Dimensions systems and related workflow and workstation products and to a lesser extent Trident HD systems, and a decrease in our GYN Surgical NovaSure devices. Partially offsetting this decrease was an increase in sales of our Diagnostics products, primarily our BV/CV and Fusion respiratory assays, and an increase in sales of our capital and disposable products from the Endomag acquisition as well as an increase in our GYN Surgical Fluent fluid management systems and the inclusion of Gynesonics. The decrease in Asia-Pacific was primarily due to a decrease in sales volumes of our ThinPrep Pap Tests, HPV assays and 3D Dimensions systems in China, which we primarily attribute to the trade war between China and the United States and other Chinese policies that impact sales volumes, partially offset by an increase in Horizon DXA systems, primarily in Japan as the stop ship was fully lifted.
Service and Other Revenues

	Years Ended
	September 27, 2025		September 28, 2024		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$844.4	20.6%	$775.2	19.2%	$69.2	8.9%
Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing support and maintenance services, installation and repair of our products. Service and other revenues increased 8.9% in fiscal 2025 compared to fiscal 2024 primarily due to an increase in Breast Health service contract revenue from our expanded installed base. In addition, to a lesser extent, we had higher lab testing volumes from our Biotheranostics business, which we primarily attribute to greater adoption of our Breast Cancer Index test.
Cost of Product Revenues

	Years Ended
	September 27, 2025		September 28, 2024		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Revenues	$1,246.4	38.3%	$1,206.2	37.1%	$40.2	3.3%
Amortization of Acquired Intangible Assets	176.5	5.4%	180.5	5.5%	(4.0)	(2.2)%
Impairment of Acquired Intangible Assets and Equipment	183.4	5.6%	39.2	1.2%	144.2	**
	$1,606.3	49.3%	$1,425.9	43.8%	$180.4	12.7%
** Percentage not meaningful
Product gross margin was 50.7% in fiscal 2025 compared to 56.2% in fiscal 2024.
Cost of Product Revenues. The cost of product revenues as a percentage of product revenues increased to 38.3% in the current year compared to 37.1% in the prior year.

Diagnostics’ product costs as a percentage of revenue decreased in fiscal 2025 compared to fiscal 2024 primarily due to an increase in sales volume of our Women’s Health assays, primarily BV/CV and Fusion respiratory assays, an increase in Genius imager usage fees, favorable manufacturing variances from higher production volumes and lower scrap. Partially offsetting this increase in gross margin was a decrease in Covid assay volumes, an increase in sustaining on-market support, accelerated depreciation and excess inventory charges aggregating $14.4 million related to the shutdown of the Manchester, England manufacturing facility and higher amortization and service costs from a larger installed base. In the current fiscal year, costs were lower as there were no period charges from the Mobidiag business as a result of the facility closure during the second half of fiscal 2024.
Breast Health’s product costs as a percentage of revenue increased in fiscal 2025 compared to fiscal 2024 primarily due to lower sales volumes of our higher margin products, primarily 3D Dimensions and related workstation and workflow products (including software) and to a lesser extent unfavorable manufacturing variances from lower production volumes, an increase in quality remediation costs and higher excess and obsolescence charges, partially offset by the inclusion of Endomag, which has higher margins than the legacy business.
GYN Surgical’s product costs as a percentage of revenue increased in fiscal 2025 compared to fiscal 2024 primarily due to a decrease in domestic sales volume of our NovaSure devices, an increase in sales of our Fluent fluid management system and the inclusion of Gynesonics products, which have lower margins, a decrease in domestic average selling prices of our MyoSure devices, an increase in costs from the step-up to fair value for the acquired Gynesonics inventory sold during the second quarter of $4.0 million and an increase in tariff costs. The increase in costs as a percentage of revenue was partially offset by an increase in sales volume of our MyoSure in the U.S. and NovaSure devices in international markets.
Skeletal Health’s product costs as a percentage of revenue increased in fiscal 2025 compared to fiscal 2024 primarily due to a charge for non-cancelable purchase commitments and excess and obsolescence charges related to the Insight FD system that we will stop selling in fiscal 2026, and a decrease in the average selling prices of our Horizon DXA systems and Insight FD systems, partially offset by an increase in sales volume of our Horizon DXA systems.
The U.S. government implemented reciprocal tariffs beginning in April 2025 to accomplish certain policy goals and is currently negotiating trade agreements with many countries. Currently, the government has implemented a baseline 10% tariff on imports into the U.S., with certain exceptions. U.S. tariffs are paid by the entity that is the importer of record, and as such, we are liable for those products and materials imported into the U.S. We manufacture the majority of our GYN Surgical and Breast Health interventional breast solutions disposable products at our Costa Rica facility, which is subject to the 10% tariff. We also utilize a third-party manufacturer based in Mexico to produce our Skeletal Health products. Goods from Mexico are subject to a 25% tariff, however, the finished goods we import from Mexico are predominantly exempt from tariffs under the United States-Mexico-Canada Agreement (“USMCA”). For fiscal 2025, primarily in the fourth quarter, we recorded tariff expense of $9.5 million. Based on the mitigation efforts we have taken and expect to take, we estimate that, if maintained at current levels, the impact of direct tariff costs to us on a quarterly basis will be approximately $10 million to $14 million. This estimate does not consider potential cost increases from our vendors and suppliers. We continue to evaluate the status of the evolving tariffs as well as various measures to mitigate the impact of tariffs, however we can give no assurances on the success of these efforts. Additional tariffs or other trade restrictions by the U.S. or other countries where we do significant business or applicable to specific industries relevant to our business, could further materially impact our results in the future.
Amortization of Acquired Intangible Assets. Amortization of intangible assets included in cost of product revenues relates to acquired developed technology, which is generally amortized over its estimated useful life of between 10 and 15 years. Amortization expense decreased in fiscal 2025 compared to fiscal 2024 primarily due to lower amortization from the Acessa, Bolder, Diagenode and Mobidiag developed technology assets as a result of the impairment charges recorded in the second quarter of fiscal 2025, and the BioZorb developed technology asset as a result of the impairment charges recorded in the second and third quarters of fiscal 2024, partially offset by an increase in amortization expense from the Endomag and Gynesonics acquisitions.

Impairment of Intangible Assets and Equipment. During the second quarter of fiscal 2025, in connection with commencing our company-wide strategic planning process, we identified indicators of impairment in our Acessa, Bolder, Diagenode and Mobidiag businesses. As a result, we performed undiscounted cash flow analyses pursuant to ASC 360, Property, Plant and Equipment - Overall, to determine if the cash flows expected to be generated by these product lines over the remaining estimated useful lives of their primary assets were sufficient to recover the carrying value of the asset groups. Based on these analyses, the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets. Therefore, we were required to perform Step 3 of the impairment test and determine the fair value of the asset groups. To estimate the fair value of the asset groups, we utilized the income approach, which is based on a discounted cash flow (DCF) analysis, and calculated the fair value by estimating the after-tax cash flows attributable to the asset groups and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Based on these analyses, the fair value of the Acessa, Bolder, Diagenode and Mobidiag asset groups were below their carrying values, and we recorded impairment charges aggregating $204.0 million of which $183.4 million of the charge was allocated to developed technology.

During the second quarter of fiscal 2024, in connection with commencing our company-wide annual strategic planning process, we identified indicators of impairment in our BioZorb product line, which was part of the Focal acquisition. As a result, we performed an undiscounted cash flow analysis. Based on this analysis the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets. Therefore, we were required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value of the asset group, we utilized a DCF analysis. Based on this analysis, the fair value of the BioZorb asset group was below its carrying value, and we recorded an impairment charge of $26.8 million of which $25.9 million of the charge was allocated to developed technology. During the third quarter of fiscal 2024, the Federal Drug Administration classified a prior safety notice for the BioZorb Marker as a Class I recall. This was a technical classification of a prior safety notice only, not a product removal. Following this, we lowered our forecast for this product line, which was an indicator of impairment. Accordingly, we performed an undiscounted cash flow analysis and determined the cash flows were not sufficient to recover the carrying value of the asset group. We performed a fair value analysis and determined that the fair value of the asset group was immaterial. As a result, we recorded an impairment charge of $13.3 million to developed technology, fully writing-off the asset.
Cost of Service and Other Revenues

	Years Ended
	September 27, 2025		September 28, 2024		Change
	Amount	% of Service and Other Revenues	Amount	% of Service and Other Revenues	Amount	%
Cost of Service and Other Revenues	$376.3	44.6%	$376.6	48.6%	$(0.3)	(0.1)%
Service and other revenues gross margin was 55.4% in fiscal 2025 compared to 51.4% in fiscal 2024. The increase in gross margin was primarily due to an increase in service contract and preventative maintenance revenue from our expanded installed base of digital mammography systems coupled with lower field service expense. In addition, gross margin improved from an increase in lab testing revenue from Biotheranostics, which has higher margins than our legacy service business.

Operating Expenses

	Years Ended
	September 27, 2025		September 28, 2024		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$248.2	6.1%	$272.8	6.8%	$(24.6)	(9.0)%
Selling and marketing	620.6	15.1%	585.4	14.5%	35.2	6.0%
General and administrative	449.3	11.0%	409.4	10.2%	39.9	9.7%
Amortization of acquired intangible assets	14.4	0.4%	29.2	0.7%	(14.8)	(50.7)%
Impairment of intangible assets and equipment	42.5	1.0%	5.6	0.1%	36.9	**
Contingent consideration fair value adjustment	—	—%	1.7	—%	(1.7)	(100.0)%
Restructuring charges	28.6	0.7%	41.1	1.0%	(12.5)	(30.4)%
	$1,403.6	34.3%	$1,345.2	33.3%	$58.4	4.3%
** Percentage not meaningful
Research and Development Expenses. Research and development expenses decreased 9.0% in fiscal 2025 compared to fiscal 2024 primarily due to a decrease in compensation and benefits from lower headcount, primarily within Diagnostics and Breast Health (excluding Endomag), lower bonus expense and a decrease in project spend partially offset by the inclusion of expenses of $6.8 million and $7.2 million related to the Endomag and Gynesonics acquisitions, respectively, a decrease in credits recorded for funds received from the Biomedical Advanced Research and Development Authority (BARDA) grant to obtain FDA approval of our SARS-CoV-2 assays, and an increase in consulting spend related to the quality organization and addressing matters raised by the FDA. The decrease is also due to the prior year period included a $10.0 million charge related to the purchase of intellectual property to be used in a Diagnostics development project that had no future alternative use. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses increased 6.0% in fiscal 2025 compared to fiscal 2024 primarily due to the inclusion of expenses of $27.7 million from the Endomag acquisition which included a one-time contract termination fee, the inclusion of expenses of $23.7 million from the Gynesonics acquisition, which included $6.8 million of expense for the acceleration and cash out of unvested stock options in connection with the acquisition, partially offset by a decrease in marketing initiatives.
General and Administrative Expenses. General and administrative expenses increased 9.7% in fiscal 2025 compared to fiscal 2024 primarily due to the inclusion of expenses of $17.2 million from the Gynesonics acquisition, which included $12.2 million for the acceleration and cash out of unvested stock options, the inclusion of expenses of $7.7 million from the Endomag acquisition, an increase in acquisition transaction expenses including transaction bonuses, an increase in legal fees, a one-time charge of $5.0 million related to a divested subsidiary, and higher IT infrastructure project spend. These increases were partially offset by lower bonus expense, deferred compensation plan expense and bad debt.
Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets primarily results from customer relationships and trade names related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 3 and 30 years. Amortization expense decreased in fiscal 2025 compared to fiscal 2024 primarily due to lower amortization of the Bolder and Diagenode customer relationship and trade name intangible assets as a result of impairment charges recorded in the second quarter of fiscal 2025 and accelerated amortization in the prior year period of customer relationship and trade name intangible assets acquired in the Mobidiag acquisition, partially offset by amortization expense from the Gynesonics and Endomag acquisitions.

Impairment of Intangible Assets and Equipment. During the second quarter of fiscal 2025, as discussed above, we recorded aggregate impairment charges of $204.0 million related to our Acessa, Bolder, Diagenode and Mobidiag businesses of which $20.5 million was allocated to customer lists and trade names and written off to operating expenses. We also recorded an impairment charge of $16.9 million to record our IPR&D asset from the Mobidiag acquisition to fair value. The reduction in fair value was primarily due to a reduction in forecasted revenues and timing of completing the project. During the fourth quarter of fiscal 2025, we recorded an additional impairment charge of $5.0 million to reduce this IPR&D asset to zero. During the second and third quarters of fiscal 2024, we recorded total impairment charges of $1.3 million for trade names related to our BioZorb product line. During the first quarter of fiscal 2024 we recorded an impairment charge of $4.3 million to record our IPR&D asset from the Mobidiag acquisition to fair value. The reduction in fair value was primarily due to a reduction in forecasted revenues and timing of completing the project.
Restructuring Charges. We have implemented various cost reduction initiatives to align our cost structure with our operations and related integration activities. These actions have primarily resulted in the termination of employees and the shutdown of certain facilities. During fiscal 2025, we made the decision to shut down manufacturing operations at our Manchester, England location, which manufactures molecular diagnostics products that are also manufactured at our San Diego, California facility. As a result, we recorded severance benefits of $3.2 million in the quarter. This action is expected to be completed by the second quarter of fiscal 2026. During the third quarter of fiscal 2025, we made the decision to reorganize and reduce costs in China resulting in the termination of certain employees, primarily in sales, and recorded severance benefits of $4.3 million. Additionally, during fiscal 2025, we decided to reorganize certain departments and reduce costs resulting in the termination of certain employees in the Diagnostics, Breast Health and Surgical divisions and Corporate functions in the U.S. across multiple departments. As a result, the Company recorded aggregate severance benefit charges of $13.8 million. During the first quarter of fiscal 2024, we further refined our strategy for the Mobidiag business and decided to discontinue the manufacture and sale of certain products. This decision resulted in the closure of facilities in Finland and France as we moved the development activities and operations to our San Diego, California location. As a result, we recorded impairment charges, accelerated depreciation and severance benefits totaling $31.6 million in fiscal 2024 and $3.4 million in fiscal 2025. For additional information, please refer to Note 8 to our consolidated financial statements.
Interest Income

	Years Ended
	September 27, 2025	September 28, 2024	Change
	Amount	Amount	Amount	%
Interest Income	$74.4	$108.7	$(34.3)	(31.6)%
Interest income in fiscal 2025 decreased compared to fiscal 2024 due to lower average cash and investment balances and lower interest rates as the U.S. Federal Reserve reduced the Federal Funds Rate over the last twelve months.
Interest Expense

	Years Ended
	September 27, 2025	September 28, 2024	Change
	Amount	Amount	Amount	%
Interest Expense	$(117.1)	$(122.1)	$5.0	(4.1)%
Interest expense decreased in fiscal 2025 compared to fiscal 2024 primarily due to a lower principal balance outstanding under our current 2025 Credit Agreement and previous 2021 Credit Agreement and a reduction in interest rates as the U.S. Federal Reserve reduced the Federal Funds Rate over the last twelve months. This decrease was partially offset by a reduction of $10.1 million received under interest rate swap agreements primarily due to a decrease in our overall hedged principal amount from $1.0 billion to $500 million and an increase in the fixed SOFR component under those agreements.
Other Income (Expense), net

	Years Ended
	September 27, 2025	September 28, 2024	Change
	Amount	Amount	Amount	%
Other Income (Expense), net	$9.6	$(4.1)	$13.7	(334.1)%
In fiscal 2025, this account primarily consisted of net foreign currency exchange gains of $11.6 million, primarily from the mark-to-market of foreign currency contracts used to hedge operating results and a gain of $7.5 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains, partially offset by losses of $9.0 million from our Maverix strategic investment that is accounted for under the equity method.

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
Provision for Income Taxes

	Years Ended
	September 27, 2025	September 28, 2024	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$115.5	$75.6	$39.9	52.8%

Our effective tax rate for fiscal 2025 was a provision of 17.0%. The effective tax rate for fiscal 2025 differed from the U.S. statutory tax rate primarily due to the geographic mix of income, which was impacted by impairment charges in high-tax jurisdictions recognized in the second quarter of fiscal 2025, and income earned by our international subsidiaries, which are generally taxed at rates lower than the U.S. statutory tax rate, the U.S. deduction for foreign derived intangible income, federal and state tax credits, and U.S. tax on foreign earnings.
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
Segment Results of Operations
We operate in four segments: Diagnostics, Breast Health, GYN Surgical, and Skeletal Health. We measure segment performance based on total revenues and operating income (loss), excluding amortization of intangible assets, goodwill and intangible asset charges, restructuring, consolidation and integration costs, transaction and acquisition-related charges and other one-time unusual items. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.
Diagnostics

	Years Ended
	September 27, 2025	September 28, 2024	Change
	Amount	Amount	Amount	%
Total Revenues	$1,827.2	$1,782.0	$45.2	2.5%
Segment Operating Income	$599.9	$509.5	$90.4	17.7%
Operating Income as a % of Segment Revenue	32.8%	28.6%
Diagnostics revenues increased in fiscal 2025 compared to fiscal 2024 primarily due to the increase in product revenues discussed above and higher lab testing revenue from our Biotheranostics business.
Operating income for this business segment increased in fiscal 2025 compared to fiscal 2024 primarily due to an increase in gross profit driven by higher revenues as discussed above and improvements in gross margin discussed above under costs of product revenues. Segment operating expenses decreased in the current fiscal year as we had lower research and development headcount from prior year restructuring actions, less project spend, lower bonus expense, and a decrease in marketing initiatives.

Breast Health

	Years Ended
	September 27, 2025	September 28, 2024	Change
	Amount	Amount	Amount	%
Total Revenues	$1,484.1	$1,522.9	$(38.8)	(2.5)%
Segment Operating Income	$436.8	$476.7	$(39.9)	(8.4)%
Operating Income as a % of Segment Revenue	29.4%	31.3%
Breast Health revenues decreased in fiscal 2025 compared to fiscal 2024 primarily due to a decrease in product revenue discussed above partially offset by an increase in service revenue.
Operating income for this business segment decreased in fiscal 2025 compared to fiscal 2024 primarily due to an increase in operating expenses and a decrease in gross profit. The decrease in gross profit was primarily driven by lower revenues as discussed above and a decrease in gross margin discussed above under costs of product revenues. Segment operating expenses increased in fiscal 2025 compared to fiscal 2024 primarily due to incremental expenses from the Endomag acquisition of $31.6 million and an increase in legal fees. These increases were partially offset by a decrease in marketing initiatives.
GYN Surgical

	Years Ended
	September 27, 2025	September 28, 2024	Change
	Amount	Amount	Amount	%
Total Revenues	$679.8	$641.3	$38.5	6.0%
Segment Operating Income	$204.6	$224.5	$(19.9)	(8.9)%
Operating Income as a % of Segment Revenue	30.1%	35.0%
GYN Surgical revenues increased in fiscal 2025 compared to fiscal 2024 due to the increase in product revenues discussed above.
Operating income for this business segment decreased in fiscal 2025 compared to fiscal 2024 primarily due to an increase in operating expenses partially offset by an increase in gross profit. The increase in segment operating expenses was primarily due to the inclusion of expenses from the Gynesonics acquisition of $26.6 million and an increase in commission expense from higher revenues, partially offset by a decrease in research and development project spend and bad debt expense. The increase in gross profit was primarily driven by higher revenues as discussed above partially offset by a decrease in gross margin discussed above under costs of product revenues.
Skeletal Health

	Years Ended
	September 27, 2025	September 28, 2024	Change
	Amount	Amount	Amount	%
Total Revenues	$109.4	$84.1	$25.3	30.1%
Segment Operating Loss	$(3.7)	$(0.5)	$(3.2)	(640.0)%
Operating Loss as a % of Segment Revenue	(3.4)%	(0.6)%
Skeletal Health revenues increased in fiscal 2025 compared to fiscal 2024 primarily due to an increase in product revenues discussed above.
Operating loss increased in fiscal 2025 compared to fiscal 2024 primarily due to a decrease in gross profit as discussed above under cost of product revenues, partially offset by a decrease in operating expenses. Operating expenses decreased in fiscal 2025 compared to fiscal 2024 primarily due to a decrease in marketing and research and development expenses.
Fiscal Year Ended September 28, 2024 Compared to Fiscal Year Ended September 30, 2023
Discussions of year-to-year comparisons between fiscal 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

LIQUIDITY AND CAPITAL RESOURCES
At September 27, 2025, we had working capital of $2,690.9 million, and our cash and cash equivalents totaled $1,959.5 million. Our cash and cash equivalents balance decreased by $200.7 million during fiscal 2025 principally due to cash used in investing and financing activities primarily related to repurchases of our common stock, cash paid to acquire Gynesonics, capital expenditures and strategic investments, partially offset by cash generated from operating activities and net maturities of available-for-sale securities.
In fiscal 2025, our operating activities provided cash of $1,057.1 million, primarily due to net income of $565.7 million, non-cash charges for depreciation and amortization aggregating $299.8 million, intangible asset impairments of $225.9 million and stock-based compensation expense of $84.3 million. These adjustments to net income were partially offset by a decrease in net deferred taxes of $141.6 million primarily due to the amortization of intangible assets and impairments of acquired intangible assets recorded in the second quarter in fiscal 2025. Cash provided by operations included a net cash outflow of $20.4 million from changes in our operating assets and liabilities. This cash outflow was primarily driven by a decrease of $32.3 in accrued expenses and other liabilities primarily due to the payment of fiscal 2024 bonuses, which were higher than fiscal 2025 bonuses accrued, and normal operating lease payments, a decrease in accounts payable of $11.3 million primarily due to the timing of payments, and a decrease in deferred revenue of $15.3 million primarily due to a reduction of capital equipment sales deferred for acceptance in fiscal 2025 compared to fiscal 2024. These cash outflows were partially offset by a decrease in prepaid income taxes of $20.1 million primarily due to the timing of tax payments relative to the provision for income taxes and a decrease in prepaid expenses and other assets of $11.9 million primarily due to normal amortization and a decrease in service and software subscriptions.
In fiscal 2025, our investing activities used cash of $482.7 million primarily due to a $321.5 million net payment for the Gynesonics acquisition, capital expenditures of $137.0 million, which primarily consisted of the placement of equipment under customer usage agreements and purchase of manufacturing equipment, $35.0 million for strategic investments and $15.4 million for the purchases of an intellectual property license. These cash outflows were partially offset by $29.1 million of net maturities of available-for-sale securities.
In fiscal 2025, our financing activities used cash of $777.2 million, primarily due to $752.9 million for repurchases of our common stock, including a $250 million accelerated share repurchase program completed in the first quarter of fiscal 2025, $28.5 million for debt principal payments under our 2021 Credit Agreements, and $22.2 million for the payment of employee taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $38.8 million from our equity plans from the exercise of stock options and issuance of shares under our employee stock purchase plan.
Debt
We had total recorded debt outstanding of $2.51 billion at September 27, 2025, which was comprised of amounts outstanding under our 2025 Credit Agreement of $1.167 billion (principal of $1.169 billion), 2029 Senior Notes of $942.9 million (principal of $950.0 million), and 2028 Senior Notes of $398.3 million (principal of $400.0 million).
2025 Credit Agreement
On July 15, 2025, we refinanced our existing 2021 Term Loan and 2021 Revolver with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders from time to time party thereto (the “2021 Credit Agreement”) by entering into Refinancing Amendment (the “2025 Credit Agreement”). Borrowings under the 2025 Credit Agreement are secured by first-priority liens on, and a first priority security interest in, substantially all of our and our Subsidiary Guarantors’ U.S. assets. The credit facilities (the “2025 Credit Facilities”) under the 2025 Credit Agreement consist of:
•A $1.169 billion secured term loan (“2025 Term Loan”) with a stated maturity date of July 15, 2030; and
•A secured revolving credit facility (the “2025 Revolver”) under which the Borrowers may borrow up to $1.25 billion, subject to certain sublimits, with a stated maturity date of July 15, 2030.
As of September 27, 2025, there were no borrowings under the 2025 Revolver.

Borrowings under the 2025 Credit Agreement, other than Swing Line Loans, bear interest, at the Company’s option, at the Base Rate, the Daily SOFR Rate, the Term SOFR Rate, the Alternative Currency Daily Rate, and the Alternative Currency Term Rate, in each case plus the Applicable Rate. The Applicable Rate with respect to the Base Rate, Daily SOFR Rate, Term SOFR Rate, the Alternative Currency Daily Rate and the Alternative Currency Term Rate is subject to specified changes depending on the Total Net Leverage Ratio (as defined in Refinancing Amendment No.4). The Term Loan borrowings initially bear interest at an annual rate equal to Term SOFR Rate plus 1.10%. As of September 27, 2025, the interest rate under the 2025 Term Loan was 5.26% per annum.
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
The 2025 Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities including the requirement we maintain two financial covenants (a total net leverage ratio and an interest coverage ratio) measured as of the last day of each quarter for the previous twelve-month period. These covenants are consistent with those under the 2021 Credit Agreement, and we were in compliance with these covenants as of September 27, 2025.
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
Stock Repurchase Program
On September 12, 2024, our Board of Directors authorized a new stock repurchase program, with a five-year term, to repurchase up to $1.5 billion of our outstanding stock. As of September 27, 2025, $937.5 million remained unused under this authorization.
The timing of any future share repurchases will be based upon our continuing analysis of market, financial, and other factors. Repurchases under the authorized share repurchase program may be made using a variety of methods, which may include, but are not limited to, open market purchases, privately negotiated transactions, accelerated share repurchase agreements, or purchases pursuant to a Rule 10b5-1 plan under the Exchange Act. The authorized share repurchase program may be suspended, delayed or discontinued at any time. Pursuant to the Merger Agreement, we are restricted from initiating share repurchases without the prior written consent of Blackstone and TPG.
Future Liquidity Considerations
We expect to continue to review and evaluate potential strategic transactions that we believe will complement our current or future business. Subject to the “Risk Factors” set forth in Part I, Item 1A of this Annual Report and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Annual Report, we believe that our cash and cash equivalents, short-term investments, cash flows from operations, and the cash available under our 2025 Revolver will provide us with sufficient funds in order to fund our existing commitments and our expected normal operations and debt payments over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our 2025 Credit Agreement, 2028 Senior Notes, and 2029 Senior Notes. These capital requirements could be substantial. Our operating performance may also be affected by matters discussed under the above-referenced Risk Factors set forth elsewhere in this report. These risks, trends and uncertainties may also adversely affect our long-term liquidity.
Legal Contingencies
We are currently involved in certain legal proceedings, claims, governmental and/or regulatory inspections, inquiries and investigations arising out of the ordinary course of business. In connection with these legal proceedings, claims, inspections, inquiries or investigations, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed, as applicable in consultation with outside counsel, and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with ASC 450, Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such financial outcome can be reasonably estimated. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.
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
Inventory
The valuation of inventory includes material, labor and overhead, and is stated at the lower of cost (first-in, first-out) or net realizable value. As a developer and manufacturer of high technology medical equipment, diagnostic test kits, and disposable surgical devices, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. Although considerable effort is made to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or expected usage could have a significant negative impact on the value of our inventory and our operating results.
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
In performing the test, we use the single step quantitative approach prescribed under ASC 350, Intangibles—Goodwill and Other, and related amendments under ASU 2017-04. Under the quantitative impairment test, we perform a comparison of the reporting unit’s carrying value to its fair value. We consider a number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit. We base the discount rate on the weighted average cost of capital, or WACC, of market participants. If the carrying value of a reporting unit exceeds its estimated fair value, we apply the single step approach under ASU 2017-04. As a result of this simplified approach the goodwill impairment is calculated as the amount by which the carrying value of the reporting unit exceeds its fair value to the extent of the goodwill balance.
We conducted our fiscal 2025 annual impairment test on the first day of the fourth quarter and utilized the quantitative approach. We used discounted cash flow analyses, or DCF, to estimate the fair value of our reporting units as of June 29, 2025 and make our impairment test conclusions. We believe we used reasonable estimates and assumptions about future revenue, cost projections, cash flows, and discount rates as of the measurement date. As a result of completing this analysis, all of our reporting units had fair values exceeding their carrying values.
At September 27, 2025, we believe that our reporting units, with goodwill aggregating $3.6 billion, were not at risk of failing the goodwill impairment test based on our current forecasts and quantitative assessment.
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
We exercise judgment in estimating variable consideration, which includes volume discounts, sales rebates, product returns and other adjustments. These amounts are recorded as a reduction to revenue and classified as a current liability. We base our estimates for volume discounts and sales rebates on historical information to the extent it is reasonable to be used as a predictive tool of expected future rebates. To the extent the transaction price includes variable consideration, we apply judgment in constraining the estimated variable consideration due to factors that may cause reversal of revenue recognized. We evaluate constraints based on our historical and projected experience with similar customer contracts. Our contracts for the sale of capital equipment and related components, and assays and tests typically do not provide the right to return product, however, our contracts for the sale of our interventional breast and surgical handpieces provide for a right of return for a limited period of time. In general, estimates of variable consideration and constraints are not material to our financial statements.
We also place instruments (or equipment) at customer sites but retain title to the instrument (for example, the ThinPrep Processor, ThinPrep Imaging System, Genius Digital Diagnostics System and the Panther and Panther Fusion systems). The customer has the right to use the instrument for a period of time, and then we recover the cost of providing the instrument through the sales of disposables, namely tests and assays in Diagnostics and handpieces in GYN Surgical. These types of agreements include an embedded operating lease for the right to use an instrument and no instrument revenue is recognized at the time of instrument delivery. We recognize a portion of the revenue allocated to the embedded lease concurrent with the sale of disposables over the term of the agreement.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, available-for-sale debt securities, accounts receivable, equity investments, foreign currency derivative contracts, interest rate swap agreements, insurance contracts, accounts payable and debt obligations. Except for our outstanding 2028 and 2029 Senior Notes, the fair value of these financial instruments approximate their carrying amount. The fair value of our 2028 and 2029 Senior Notes was approximately $397.9 million and $916.8 million, respectively, as of September 27, 2025. Amounts outstanding under our 2025 Credit Agreement of $1.17 billion aggregate principal as of September 27, 2025 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.
Our primary market risk exposures are primarily related to interest rate risk and foreign currency exchange risk.
Interest Rate Risk. We incur interest expense on borrowings outstanding under our 2028 and 2029 Senior Notes, and 2025 Credit Agreement. The 2028 and 2029 Senior Notes have fixed interest rates. Borrowings under our 2025 Credit Agreement bear interest at the SOFR Rate plus 1.10% per annum.
As of September 27, 2025, there was $1.169 billion of aggregate principal outstanding under the 2025 Credit Agreement. Since this debt obligation is a variable rate instrument, our interest expense associated with the instrument is subject to change. A hypothetical 10% adverse movement (increase in the SOFR rate) would increase annual interest expense by approximately $2.8 million, which is net of the impact of our interest rate swap hedge. We have entered into interest rate swap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding under our credit facilities. We designated these derivative instruments as a cash flow hedge of the variability of the Term SOFR-based interest payments on $500 million of principal outstanding under the 2025 Credit Agreement.

The return from cash and cash equivalents, and our short-term investments, which are available-for-sale debt securities, will vary as short-term interest rates change. A hypothetical 100 basis point change in market rates would change annual interest income by approximately $17.9 million based on our current cash and investment balances.
Foreign Currency Exchange Risk. We conduct business worldwide and due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows in a number of currencies, primarily the Euro, U.K. Pound, Australian dollar, Canadian dollar, Chinese Yuan and Japanese Yen. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. We have executed forward foreign currency contracts to hedge a portion of results. Additional information regarding our currency exchange rate derivative instruments is included in Note 2 to the current period’s consolidated financial statements.
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
As of September 27, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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
Management has assessed the effectiveness of our internal control over financial reporting as of September 27, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Management has excluded from our assessment of and conclusion on the effectiveness of internal control over financial reporting the internal controls of Gynesonics, Inc. acquired on January 2, 2025, which is included in the consolidated financial statements of Hologic, Inc. as of and for the year ended September 27, 2025 and constituted less than 1% of total assets and revenues as of September 27, 2025 and for the year then ended, respectively.
Subject to the foregoing, based on management’s assessment, we determined that, as of September 27, 2025, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Hologic, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Hologic, Inc.’s internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hologic, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 27, 2025, based on the COSO criteria.
As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Gynesonics, Inc., which is included in the 2025 consolidated financial statements of the Company and constituted less than 1% of total assets and revenues as of September 27, 2025 and for the year then ended, respectively. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Gynesonics, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated November 18, 2025 expressed an unqualified opinion thereon.
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
November 18, 2025

Changes in Internal Control Over Financial Reporting
During the quarter ended September 27, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fourth quarter of fiscal 2025, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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
The additional information required by this item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders (or will be included an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days after the close of our fiscal year.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders (or will be included an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of the end of our fiscal year ended September 27, 2025 regarding the shares of our common stock available for grant or granted under stock option plans and equity incentives that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	7,163,626	$58.34	6,257,168
Equity compensation plans not approved by security holders	—	—	—
Total	7,163,626	$58.34	6,257,168
___________
(1)Includes 2,932,113 shares that are issuable upon restricted stock units (RSUs), performance stock units (PSUs) and market stock units (MSUs) vesting. The remaining balance consists of outstanding stock option grants.
(2)The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, PSUs and MSUs, which have no exercise price.
The additional information required by this item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders (or will be included an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders (or will be included an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days after the close of our fiscal year.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders (or will be included an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days after the close of our fiscal year. Our independent public accounting firm is Ernst & Young LLP, New York, NY, PCAOB Auditor ID [PCAOB ID: 42].

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Statements of Income for the years ended September 27, 2025, September 28, 2024 and September 30, 2023
Consolidated Statements of Comprehensive Income for the years ended September 27, 2025, September 28, 2024 and September 30, 2023
Consolidated Balance Sheets as of September 27, 2025 and September 28, 2024
Consolidated Statements of Stockholders’ Equity for the years ended September 27, 2025, September 28, 2024 and September 30, 2023
Consolidated Statements of Cash Flows for the years ended September 27, 2025, September 28, 2024 and September 30, 2023
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.
(b) Listing of Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

2.1	Share Purchase Agreement, dated as of April 8, 2021, by and among Hologic, Inc. and certain sellers listed therein (1)	8-K	04/08/2021

2.2	Agreement and Plan of Merger by and among Hopper Parent Inc., Hopper Merger Sub Inc. and Hologic, Inc., dated as of October 21, 2025 (1)	8-K	10/21/2025

3.1	Certificate of Incorporation of Hologic, with amendments	10-K	09/30/2017

3.2	Seventh Amended and Restated Bylaws of Hologic, Inc.	8-K	06/25/2019

4.1	Indenture, dated September 28, 2020, by and among Hologic, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	09/28/2020

4.2	First Supplemental Indenture dated as of May 18, 2021 among Hologic, Inc., The Subsidiary Guarantor Party Hereto and Wells Fargo Bank, National Association, as Trustee	10-K	09/25/2021

4.3	Form of 3.250% Senior Note due 2029 (included in Exhibit 4.2)	8-K	09/28/2020

4.4	Indenture dated January 19, 2018, by and among Hologic, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	01/19/2018

4.5	First Supplemental Indenture dated January 19, 2018, by and among Hologic, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	01/19/2018

4.6	Second Supplemental Indenture dated July 25, 2024, by and among Hologic, Inc., The Subsidiary Guarantors Party Hereto and Computershare Trust Company, National Association, as Trustee	10-K	09/28/2024

4.7	Form of 4.625% Senior Note due 2028 (included in Exhibit 4.5)	8-K	01/19/2018

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
4.8	Second Supplemental Indenture dated as of November 9, 2018 among Hologic, Inc., The Subsidiary Guarantor Parties Hereto and Wells Fargo Bank, National Association, as Trustee	10-K	09/25/2021

4.9	Third Supplemental Indenture dated as of January 8, 2019 among Hologic, Inc., the Subsidiary Guarantors Party Hereto and Wells Fargo Bank, National Association, as Trustee	10-K	09/25/2021

4.10	Fourth Supplemental Indenture dated as of March 14, 2019 among Hologic, Inc., The Subsidiary Guarantor Party Hereto and Wells Fargo Bank, National Association, as Trustee	10-K	09/25/2021

4.11	Fifth Supplemental Indenture dated as of May 18, 2021 among Hologic, Inc., the Subsidiary Guarantor Party Hereto and Wells Fargo Bank, National Association, as Trustee	10-K	09/25/2021

4.12	Sixth Supplemental Indenture dated as of July 25, 2024 among Hologic, Inc., The Subsidiary Guarantor Party Hereto and Computershare Trust Company, N.A., as Trustee	10-K	09/28/2024

4.13
Seventh Supplemental Indenture dated as of March 12, 2025 among Hologic, Inc., the Subsidiary Guaranty Party Hereto and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association as Trustee
		10-Q	03/29/2025

4.14
Third Supplemental Indenture dated as of March 12, 2025 among Hologic, Inc., the Subsidiary Guarantor Party Hereto and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee
		10-Q	03/29/2025

4.15	Description of Securities	10-K	09/28/2019

10.1*	Hologic Amended and Restated 2008 Equity Incentive Plan	8-K	03/10/2023

10.2*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016)	8-K	10/14/2015

10.3*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2017)	8-K	11/09/2016

10.4*	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan	10-K	11/21/2023
10.5*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (Outside US) (adopted fiscal 2017)	10-K	11/15/2022

10.6*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2024)	8-K	11/13/2023

10.7*	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan	10-K	11/21/2023

10.8*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2017)	8-K	11/09/2016

10.9*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Outside US) (adopted fiscal 2017)	10-K	11/15/2022

10.10*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2024)	8-K	11/13/2023

10.11*	Form of Restricted Stock Unit Award Agreement Under the 2008 Equity Incentive Plan (adopted fiscal 2026)	8-K	11/07/2025

10.12*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2022)	8-K	11/04/2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.13*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2022)	8-K	11/04/2021

10.14*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2022)	8-K	11/04/2021

10.15*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC – Outside US) (adopted fiscal 2022)	8-K	11/04/2021

10.16*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR – Outside US) (adopted fiscal 2022)	8-K	11/04/2021

10.17*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow – Outside US) (adopted fiscal 2022)	8-K	11/04/2021

10.18*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2023)	8-K	11/04/2022

10.19*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2023)	8-K	11/04/2022

10.20*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2023)	8-K	11/04/2022

10.21*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC – Outside US) (adopted fiscal 2023)	8-K	11/04/2022

10.22*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR – Outside US) (adopted fiscal 2023)	8-K	11/04/2022

10.23*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow – Outside US) (adopted fiscal 2023)	8-K	11/04/2022

10.24*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2024)	8-K	11/13/2023

10.25*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2024)	8-K	11/13/2023

10.26*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2024)	8-K	11/13/2023
10.27*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2025)	8-K	11/08/2024

10.28*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2025)	8-K	11/08/2024

10.29*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2025)	8-K	11/08/2024

10.30*	Hologic, Inc. Amended and Restated 2012 Employee Stock Purchase Plan, as amended	8-K	03/10/2023

10.31*	Hologic Short-Term Incentive Plan, as amended and restated	8-K	11/07/2018

10.32*	Hologic Amended and Restated Deferred Equity Plan	8-K	12/16/2015

10.33*	Hologic, Inc. Amended and Restated Deferred Compensation Program and Amendment No. 1 thereto	10-Q	08/01/2023

10.34*	Rabbi Trust Agreement	10-K	09/28/2013

10.35*	Form of Indemnification Agreement (as executed with each director of Hologic)	8-K	03/06/2009

10.36*	Employment Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic	8-K	12/09/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.37*	Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated September 18, 2015	8-K	09/21/2015

10.38*	Amendment No. 1 to Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated September 24, 2016	10-K	09/24/2016

10.39*	Amendment No. 2 to Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated October 5, 2020	8-K	10/06/2020

10.40*	Amendment No. 3 to Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated September 18, 2025	Filed Herewith

10.41*	Change of Control Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic	8-K	12/09/2013

10.42*	Severance and Change of Control Agreement dated July 31, 2018 by and between Karleen M. Oberton and Hologic, Inc.	8-K	07/31/2018

10.43*	Severance and Change of Control Agreement dated February 2, 2015 by and between John M. Griffin and Hologic	10-Q	03/28/2015

10.44*	Amended and Restated Employment Agreement between Jan Verstreken and Hologic dated June 14, 2023	10-Q	08/01/2023

10.45*	Severance and Change of Control Agreement dated July 20, 2023 by and between Essex D. Mitchell and Hologic, Inc.	10-Q	08/01/2023

10.46*	Severance and Change of Control Agreement dated July 20, 2023 by and between Jennifer Schneiders and Hologic, Inc.	10-Q	08/01/2023

10.47*	Severance and Change of Control Agreement dated September 19, 2024 by and between Diana De Walt and Hologic, Inc.	10-K	09/28/2024

10.48*	Severance and Change of Control Agreement dated January 18, 2024 by and between Hologic, Inc. and Brandon Schnittker	10-Q	05/03/2024

10.49*	Severance and Change of Control Agreement dated January 17, 2025 by and between Mark Horvath and Hologic, Inc.	10-Q	03/29/2025

10.50*	Severance and Change of Control Agreement dated April 4, 2025 by and between Anne M. Liddy and Hologic, Inc.	10-Q	06/28/2025

10.51*	Transition Agreement dated January 10, 2025 by and between Hologic, Inc. and Erik S. Anderson	10-Q	03/29/2025

10.52*	Transition Letter Agreement between Hologic, Inc. and John M. Griffin dated March 3, 2025	8-K	03/03/2025

10.53*	Form of RSU Grant Agreement	10-K	09/28/2024

10.54	Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership	Cytyc Corporation 10-K	12/31/2003

10.55
First Amendment to that Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership, entered into August 23, 2017, by and between Hines Global REIT Marlborough Campus LLC and Hologic, Inc. (2)

		10-K	09/30/2017

10.56	Second Amendment to Lease dated October 30, 2023 by and between BH GRP TCAM Owner LLC and Hologic, Inc. (4)	10-K	09/28/2024

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.57	Third Amendment to Lease dated May 15, 2024 by and between BH GRP TCAM Owner LLC and Hologic, Inc. (4)	10-K	09/28/2024

10.58	Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated April 23, 2007	10-K	09/29/2007

10.59	Addendum 1 to Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated July 22, 2007 (2) (4)	10-K	09/28/2019

10.60	Addendum 2 to Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated September 22, 2008 (2) (4)	10-K	09/28/2019

10.61	Addendum No. 3 to Current Lease by and Between BCR Fondo de Inversion Inmobiliario and Hologic Surgical Products Costa Rica S.R.L. (2)	10-Q	12/30/2017

10.62	Lease Agreement by and between 445 Simarano Drive, Marlborough LLC and Cytyc dated July 11, 2006	10-K	09/29/2007

10.63	First Amendment to Lease by and between 445 Simarano Drive Marlborough LLC and Hologic, Inc. dated July 14, 2016 (4)	10-K	09/28/2019

10.64
Lease relating to Innovation House, Wythenshawe, Manchester, dated 13 August 2010 between The Oakes Business Park Development Company LTD, Gen-Probe Life Sciences LTD and The Oaks Business Park Management Company Ltd (4)
Filed Herewith

10.65
Amended and Restated Credit and Guaranty Agreement, originally dated May 29, 2015, and amended and restated as of October 3, 2017 among Hologic, Hologic GGO 4 Ltd, each Designated Borrower from time to time party thereto, the Guarantors from time to time party thereto, each Lender from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
		8-K	10/04/2017

10.66	Refinancing Amendment No. 1 dated as of December 17, 2018 to the Amended and Restated Credit and Guaranty Agreement dated as of October 3, 2017	8-K	12/18/2018

10.67	Refinancing Amendment No. 2, dated as of September 27, 2021, to the Amended and Restated Credit and Guaranty Agreement dated as of October 3, 2017, as amended	8-K	09/27/2021

10.68	Refinancing Amendment No. 3, dated as of August 22, 2022, to the Amended and Restated Credit and Guaranty Agreement dated as of October 3, 2017, as amended	10-K	09/24/2022

10.69
Refinancing Amendment No. 4 and Amendment to Pledge and Security Agreement, dated as of July 15, 2025, among Hologic, Inc., the subsidiaries of Hologic, Inc. party thereto, the lenders and issuing banks party thereto and Bank of America, N.A., as administrative agent and as collateral agent
Filed Herewith

10.70	Supply Agreement for Panther Instrument System effective November 22, 2006 between Gen-Probe Incorporated and STRATEC Biomedical Systems AG (3)	Gen-Probe 10-Q	09/30/2007

10.71	Amendment No. 1 dated June 1, 2011 to Supply Agreement for Panther Instrument System. (3)	10-K	09/24/2016

10.72	Amendment No. 2 dated February 28, 2013 to Supply Agreement for Panther Instrument System (3)	10-K	09/24/2016

19.0	Hologic, Inc. Insider Trading Policy (as amended June 13, 2024)	10-K	9/28/2024

21.1	Subsidiaries of Hologic	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97.1	Hologic, Inc. Amended and Restated Policy on Recoupment (Claw-back) of Incentive-based Compensation	10-K	11/21/2023
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
______________
*    Indicates management contract or compensatory plan, contract or arrangement.

(1)    Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
(2)    Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
(3)    Confidential treatment has been granted with respect to certain portions of this exhibit. A complete version of this exhibit has been filed separately with the SEC.
(4)    Certain portions of this exhibit are considered confidential and have been omitted as permitted under SEC rules and regulations.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLOGIC, INC.

By:	/S/ STEPHEN P. MACMILLAN
Stephen P. MacMillan
Chairman, President and Chief Executive Officer
Date: November 18, 2025
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN P. MACMILLAN	Chairman, President and Chief Executive Officer (Principal Executive Officer)	November 18, 2025
STEPHEN P. MACMILLAN

/S/ KARLEEN M. OBERTON	Chief Financial Officer (Principal Financial Officer)	November 18, 2025
KARLEEN M. OBERTON

/S/ BENJAMIN J. COHN	Vice President, Corporate Controller (Principal Accounting Officer)	November 18, 2025
BENJAMIN J. COHN

/S/ AMY M. WENDELL	Lead Independent Director	November 18, 2025
AMY M. WENDELL

/S/ CHARLES DOCKENDORFF	Director	November 18, 2025
CHARLES DOCKENDORFF

/S/ LUDWIG N. HANTSON	Director	November 18, 2025
LUDWIG N. HANTSON

/S/ MARTIN MADAUS	Director	November 18, 2025
MARTIN MADAUS

/S/ WAYDE MCMILLAN	Director	November 18, 2025
WAYDE MCMILLAN

/S/ NANAZ MOHTASHAMI	Director	November 18, 2025
NANAZ MOHTASHAMI

/S/ CHRISTIANA STAMOULIS	Director	November 18, 2025
CHRISTIANA STAMOULIS

/S/ STACEY D. STEWART	Director	November 18, 2025
STACEY D. STEWART

Hologic, Inc.
Consolidated Financial Statements
Years ended September 27, 2025, September 28, 2024 and September 30, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Hologic, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hologic, Inc. (the Company) as of September 27, 2025 and September 28, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 27, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 27, 2025 and September 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 18, 2025 expressed an unqualified opinion thereon.

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

Auditing the revenue recognition for capital equipment sales required auditor judgment because it involves management judgment and estimation associated with the estimation of the standalone selling price of each performance obligation within the contracts for capital equipment sales that is based primarily on historical average selling prices.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes to account for capital equipment revenue recognition, including management’s controls over the estimation of the standalone selling price for each performance obligation in revenue contracts for capital equipment sales.

To test capital equipment revenue, we performed procedures which included, among others, an evaluation of whether management’s revenue recognition policies with respect to estimation of standalone selling price associated with capital equipment contract related performance obligations are in accordance with ASC 606, Revenue from Contracts with Customers. We tested management’s estimated standalone selling prices for its identified capital equipment contract related performance obligations primarily by performing analytical analysis of historical standalone selling prices, performing a sensitivity analysis of current standalone selling prices, and verifying historical prices charged for certain products and services included within capital equipment revenue contracts. We also performed an independent test of a sample of capital equipment customer contracts, including verifying the appropriate standalone selling price for each contractual performance obligation was used in the revenue recognition for the selected contracts.

Valuation of Intangible Assets acquired in Business Combination
Description of the Matter
As disclosed in Note 5 to the consolidated financial statements the Company completed the acquisition of Gynesonics, Inc. for a total purchase price of $340.7 million in 2025. The transaction was accounted for as a business combination.

Auditing the Company’s accounting for the business combination was complex due to the significant judgment required to estimate the fair value of estimate the fair value of developed technology related to currently marketed products, which totaled $140.8 million. The Company used an income approach to determine the fair value of the developed technology intangible assets acquired, which was sensitive to changes in significant assumptions related to estimated discount rates and revenue growth rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

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

To test the estimated fair value of the developed technology intangibles assets, we performed audit procedures that included, among others, testing the significant assumptions used in the valuation, as described above. We evaluated the completeness and accuracy of the underlying data used in the analysis. For example, we compared the significant assumptions, as described above, to the historical results of the acquired business and to other guideline companies within the same industry. We also performed a sensitivity analysis over the significant assumptions by comparing them to current industry, market and economic trends and to the assumptions used by management to value similar assets in other acquisitions. We involved our valuation professionals to assist with our evaluation of the methodology used by the Company and to test significant assumptions, including the discount rate, used in the fair value estimates.

We have served as the Company’s auditor since 2002.

/s/ Ernst & Young LLP

Boston, Massachusetts
November 18, 2025

Hologic, Inc.
Consolidated Statements of Income
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Years Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Revenues:
Product	$3,256.1	$3,255.1	$3,279.9
Service and other	844.4	775.2	750.5
	4,100.5	4,030.3	4,030.4
Costs of revenues:
Product	1,246.4	1,206.2	1,184.3
Amortization of acquired intangible assets	176.5	180.5	205.7
Impairment of intangible assets and equipment	183.4	39.2	179.5
Service and other	376.3	376.6	389.4
Gross profit	2,117.9	2,227.8	2,071.5
Operating expenses:
Research and development	248.2	272.8	294.3
Selling and marketing	620.6	585.4	595.2
General and administrative	449.3	409.4	392.4
Amortization of acquired intangible assets	14.4	29.2	28.1
Impairment of intangible assets and equipment	42.5	5.6	44.3
Contingent consideration fair value adjustments	—	1.7	(14.9)
Loss on assets held-for-sale	—	—	51.7
Restructuring charges	28.6	41.1	12.0
	1,403.6	1,345.2	1,403.1
Income from operations	714.3	882.6	668.4
Interest income	74.4	108.7	120.5
Interest expense	(117.1)	(122.1)	(111.1)
Other income (expense), net	9.6	(4.1)	(1.7)
Income before income taxes	681.2	865.1	676.1
Provision for income taxes	115.5	75.6	220.1
Net income	$565.7	$789.5	$456.0
Net income per common share:
Basic	$2.50	$3.35	$1.85
Diluted	$2.49	$3.32	$1.83
Weighted average number of shares outstanding:
Basic	226,156	235,723	246,772
Diluted	227,573	237,553	248,831

See accompanying notes.

Hologic, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Net income	$565.7	$789.5	$456.0
Changes in foreign currency translation adjustment	12.2	53.1	99.2
Gain (loss) recognized on available-for-sale securities, net of tax	(1.5)	1.6	—
Changes in pension plans, net of taxes	0.1	(0.3)	0.6
Loss recognized, net of tax, on interest rate swaps	(0.1)	(18.3)	(9.2)
Other comprehensive income	10.7	36.1	90.6
Comprehensive income	$576.4	$825.6	$546.6
See accompanying notes.

Hologic, Inc.
Consolidated Balance Sheets
(In millions, except number of shares, which are reflected in thousands, and par value)

	September 27, 2025	September 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,959.5	$2,160.2
Short-term investments	243.2	173.4
Accounts receivable, less reserves	600.8	600.4
Inventory	679.4	679.8
Prepaid expenses and other current assets	152.0	156.2
Prepaid income taxes	33.2	53.3
Total current assets	3,668.1	3,823.3
Property, plant and equipment, net	559.6	537.8
Intangible assets, net	589.1	844.6
Goodwill	3,640.6	3,443.1
Long-term investments	—	96.4
Other assets	557.5	410.8
Total assets	$9,014.9	$9,156.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2.9	$37.5
Accounts payable	193.4	203.8
Accrued expenses	577.7	579.7
Deferred revenue	199.7	212.9
Finance lease obligations	3.5	3.3
Total current liabilities	977.2	1,037.2
Long-term debt, net of current portion	2,505.0	2,497.1
Finance lease obligations, net of current portion	9.0	12.2
Deferred income tax liabilities	43.4	59.4
Deferred revenue, net of current portion	12.4	13.8
Other long-term liabilities	420.0	406.3
Commitments and contingencies (Note 15 and 16)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 302,438 and 301,185 shares issued, respectively	3.0	3.0
Additional paid-in-capital	6,345.4	6,244.2
Retained earnings	3,411.5	2,845.8
Treasury stock, at cost – 79,874 and 69,460 shares, respectively	(4,611.2)	(3,851.5)
Accumulated other comprehensive loss	(100.8)	(111.5)
Total stockholders’ equity	5,047.9	5,130.0
Total liabilities and stockholders’ equity	$9,014.9	$9,156.0
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount
Balance at September 24, 2022	298,533	$3.0	$6,042.6	$1,600.3	$(238.2)	51,401	$(2,531.5)	$4,876.2
Exercise of stock options	504	—	21.5	—	—	—	—	21.5
Vesting of restricted stock units, net of shares withheld for employee taxes	555	—	(24.0)	—	—	—	—	(24.0)
Common stock issued under the employee stock purchase plan	348	—	21.5	—	—	—	—	21.5
Stock-based compensation expense	—	—	79.6	—	—	—	—	79.6
Net income	—	—	—	456.0	—	—	—	456.0
Foreign currency translation adjustment	—	—	—	—	99.2	—	—	99.2
Adjustment to minimum pension liability, net	—	—	—	—	0.6	—	—	0.6
Unrealized loss on interest rate swap	—	—	—	—	(9.2)	—	—	(9.2)
Repurchase of common stock	—	—	—	—	—	6,830	(504.5)	(504.5)
Balance at September 30, 2023	299,940	$3.0	$6,141.2	$2,056.3	$(147.6)	58,231	$(3,036.0)	$5,016.9
Exercise of stock options	423	—	16.9	—	—	—	—	16.9
Vesting of restricted stock units, net of shares withheld for employee taxes	473	—	(17.4)	—	—	—	—	(17.4)
Common stock issued under the employee stock purchase plan	349	—	21.2	—	—	—	—	21.2
Stock-based compensation expense	—	—	82.3	—	—	—	—	82.3
Net income	—	—	—	789.5	—	—	—	789.5
Foreign currency translation adjustment	—	—	—	—	53.1	—	—	53.1
Adjustment to minimum pension liability, net	—	—	—	—	(0.3)	—	—	(0.3)
Unrealized gain on available-for-sale securities	—	—	—	—	1.6	—	—	1.6
Unrealized loss on interest rate swap	—	—	—	—	(18.3)	—	—	(18.3)
Accelerated share repurchase agreement	—	—	—	—	—	6,988	(500.0)	(500.0)
Repurchase of common stock(1)	—	—	—	—	—	4,241	(315.5)	(315.5)
Balance at September 28, 2024	301,185	$3.0	$6,244.2	$2,845.8	$(111.5)	69,460	$(3,851.5)	$5,130.0
Exercise of stock options	403	—	18.6	—	—	—	—	18.6
Vesting of restricted stock units, net of shares withheld for employee taxes	498	—	(22.2)	—	—	—	—	(22.2)
Common stock issued under the employee stock purchase plan	352	—	20.5	—	—	—	—	20.5
Stock-based compensation expense	—	—	84.3	—	—	—	—	84.3
Net income	—	—	—	565.7	—	—	—	565.7
Foreign currency translation adjustment	—	—	—	—	12.2	—	—	12.2
Adjustment to minimum pension liability, net	—	—	—	—	0.1	—	—	0.1
Unrealized loss on available-for-sale securities	—	—	—	—	(1.5)	—	—	(1.5)
Unrealized loss on interest rate swap	—	—	—	—	(0.1)	—	—	(0.1)
Accelerated share repurchase agreement	—	—	—	—	—	3,332	(250.0)	(250.0)
Repurchase of common stock(1)	—	—	—	—	—	7,082	(509.7)	(509.7)
Balance at September 27, 2025	302,438	$3.0	$6,345.4	$3,411.5	$(100.8)	79,874	$(4,611.2)	$5,047.9
(1) Includes excise tax on share repurchases.
See accompanying notes.

Hologic, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended
	September 27, 2025	September 28, 2024	September 30, 2023
OPERATING ACTIVITIES
Net income	$565.7	$789.5	$456.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	108.9	99.3	89.6
Amortization of acquired intangible assets	190.9	209.7	233.8
Stock-based compensation expense	84.3	82.3	79.6
Deferred income taxes and other non-cash taxes	(141.6)	(72.1)	(109.1)
Intangible assets and equipment impairment charges	225.9	44.8	223.8
Loss on assets held-for-sale	—	—	51.7
Contingent consideration fair value adjustments	—	1.7	(14.9)
Other adjustments and non-cash items	43.4	45.9	28.9
Changes in operating assets and liabilities, excluding the effect of acquisitions and dispositions:
Accounts receivable	7.8	41.0	(1.5)
Inventory	(1.3)	(47.4)	(4.9)
Prepaid income taxes	20.1	(21.7)	17.4
Prepaid expenses and other assets	11.9	7.3	23.6
Accounts payable	(11.3)	22.2	(23.0)
Accrued expenses and other liabilities	(32.3)	73.4	(14.2)
Deferred revenue	(15.3)	9.3	14.4
Net cash provided by operating activities	1,057.1	1,285.2	1,051.2
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(321.5)	(297.3)	(5.0)
Sale of business, net of cash disposed	—	(31.3)	—
Purchases of available-for-sale securities	(146.9)	(267.7)	—
Maturities of available-for-sale securities	176.0	—	—
Capital expenditures	(58.8)	(72.4)	(91.8)
Proceeds from the Department of Defense	—	—	20.5
Increase in equipment under customer usage agreements	(78.2)	(57.8)	(58.4)
Strategic investments	(35.0)	(42.5)	(10.0)
Purchase of intellectual property	(15.4)	(10.0)	—
Other activity	(2.9)	(2.0)	(7.4)
Net cash used in investing activities	(482.7)	(781.0)	(152.1)
FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	1,161.0	—	—
Repayment of long-term debt	(1,197.5)	(287.5)	(15.0)
Payment of contingent consideration	(1.1)	(2.6)	(7.6)
Payment of deferred acquisition consideration	—	—	(0.8)
Repurchases of common stock	(752.9)	(835.1)	(474.8)
Net proceeds from issuance of common stock under employee stock plans	38.8	37.8	43.0
Payment of minimum tax withholdings on net share settlements of equity awards	(22.2)	(17.4)	(24.0)
Payments under finance lease obligations	(3.3)	(3.8)	(4.0)
Net cash used in financing activities	(777.2)	(1,108.6)	(483.2)
Effect of exchange rate changes on cash and cash equivalents	2.1	8.9	0.3
Net increase (decrease) in cash and cash equivalents	(200.7)	(595.5)	416.2
Cash and cash equivalents, beginning of period*	2,160.2	2,755.7	2,339.5
Cash and cash equivalents, end of period*	$1,959.5	$2,160.2	$2,755.7
*Includes $33.2 million of cash recorded in assets held-for-sale - current assets as of September 30, 2023.
See accompanying notes.

Hologic, Inc.
Notes to Consolidated Financial Statements
(all tabular amounts in millions, except number of shares which are reflected in thousands)

1. Operations
Hologic, Inc. (the “Company” or “Hologic”) develops, manufactures and supplies premium diagnostics products, medical imaging systems, and surgical products with an emphasis on women’s health and well-being through early detection and treatment. The Company operates in four segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company assesses the terms of its strategic investments to determine if they meet the definition of a variable interest entity (“VIE”) and if so, whether the Company has a controlling financial interest. A controlling financial interest occurs if the Company has both the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb the losses of or the right to receive the benefits from the VIE that could potentially be significant to the VIE. The Company’s strategic investments did not meet the controlling financial interest criteria, and therefore the Company did not consolidate any VIEs during fiscal 2025, 2024 or 2023. The Company’s fiscal year ends on the last Saturday in September. Fiscal 2025, 2024 and 2023 ended on September 27, 2025, September 28, 2024 and September 30, 2023, respectively. Fiscal 2023 was a 53-week year and fiscal 2025 and 2024 were 52-week years.
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events recorded in the consolidated financial statements as of and for the year ended September 27, 2025, except as noted below.
Proposed Merger
On October 21, 2025, the Company entered into a definitive agreement (“Merger Agreement”) to be acquired by funds managed by Blackstone Inc. (“Blackstone”) and TPG Capital (“TPG”) in a transaction valued at up to $79.00 per share. Under the terms of the agreement, Blackstone and TPG will acquire all outstanding Hologic shares for $76.00 per share in cash, without interest, plus a non-tradable contingent value right (“CVR”) to receive up to $3.00 per share in cash, for total potential consideration of up to $79.00 per share in cash. The non-tradable CVR will be issued to Hologic stockholders at closing and paid, in whole or in part, following achievement of certain global revenue metrics for Hologic’s Breast Health business in fiscal years 2026 and 2027.
The transaction is expected to close in the first half of calendar year 2026, subject to the approval of Hologic’s stockholders, the receipt of required regulatory approvals and the satisfaction of certain other customary closing conditions. Upon completion of the transaction, Hologic’s common stock will be delisted from the Nasdaq stock market and deregistered under the Securities Exchange Act of 1934, as amended.
The Merger Agreement includes a 45-day “go-shop” period, during which time Hologic and its advisors may solicit, consider and negotiate alternative acquisition proposals from third parties. The Hologic Board of Directors has the right to terminate the Merger Agreement to enter into a transaction providing for a superior proposal, subject to the terms and conditions of the Merger Agreement. There can be no assurance that this process will or will not result in a superior proposal.
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
The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including dependence on third-party reimbursements to support the markets of the Company’s products, early stage of development of certain products, rapid technological changes, recoverability of long-lived assets (including intangible assets and goodwill), competition, stability of world financial markets, ability to obtain regulatory approvals, changes in the regulatory environment, limited number of suppliers, sole-source suppliers, customer concentration, integration of acquisitions, substantial indebtedness, government regulations, management of international activities, protection of proprietary rights, patent, product liability and other litigation, dependence on contract manufacturers, supply chain constraints, inflation and interest rates, and dependence on key individuals.
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
Strategic Investments
The majority of the Company’s strategic investments are in non-marketable equity securities, which are measured at cost, less any impairment, and adjusted to fair value for any observable price changes in orderly transactions for identical or similar investments of the same issuer. Investments in entities for which the Company has the ability to exercise significant influence are accounted for under the equity method if the Company holds less than 50 percent of the voting stock and the entity is not a VIE in which the Company is the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) Topic 323, Investments - Equity Method and Joint Ventures. The Company records these investments initially at cost and adjusts the carrying amount to reflect its proportional share of the earnings or losses of the investee. Refer to Note 6 for additional details on strategic investment balances.
Concentrations of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, available-for-sale debt securities, equity investments and trade accounts receivable. The Company invests its cash, cash equivalents and available-for-sale debt securities with high credit quality financial institutions.
The Company’s customers are principally located in the U.S., Europe and Asia. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the healthcare industry, as well as macroeconomic conditions, management does not believe significant credit risk exists as of September 27, 2025. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the healthcare industry. The Company maintains an allowance for doubtful accounts based on accounts past due and historical collection experience.
There were no customers with a balance greater than 10% of accounts receivable as of September 27, 2025 and September 28, 2024. There were no customers that represented greater than 10% of consolidated revenues for fiscal years 2025, 2024 and 2023.

Concentration of Suppliers
The Company purchases certain components of its products from a single or small number of suppliers. A change in or loss of these suppliers could cause a delay in filling customer orders and a possible loss of sales, which could adversely affect results of operations.
Supplemental Cash Flow Statement Information

	Years Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Cash paid during the period for income taxes	$224.3	$137.9	$296.1
Cash paid during the period for interest	$112.9	$117.1	$105.4
Non-Cash Financing Activities:
Fair value of contingent consideration at acquisition	$—	$—	$1.1
Cash paid for income taxes presented above is net of tax refunds of $7.0 million, $19.6 million and $39.3 million for fiscal years 2025, 2024 and 2023, respectively. The fiscal 2025, 2024 and 2023 refunds received primarily related to tax filings and over-payments made in the ordinary course of business.
Inventory
Inventory is valued at the lower of cost or net realizable value on a first-in, first-out basis. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. The valuation of inventory requires management to estimate excess and obsolete inventory. The Company employs a variety of methodologies to determine the net realizable value of its inventory. Provisions for excess and obsolete inventory are primarily based on management’s estimates of forecasted sales, usage levels, and expiration dates, as applicable for certain disposable products. A significant change in the timing or level of demand for the Company’s products compared to forecasted amounts may result in recording additional charges for excess and obsolete inventory in the future. The Company records charges for excess and obsolete inventory within cost of product revenues.
Inventories consisted of the following:

	September 27, 2025	September 28, 2024
Raw materials	$247.8	$251.4
Work-in-process	68.4	62.0
Finished goods	363.2	366.4
	$679.4	$679.8
Property, Plant and Equipment
Property, plant and equipment is recorded at cost less accumulated depreciation and impairments. The straight-line method of depreciation is used for all property and equipment.
Property, plant and equipment consisted of the following:

	Estimated Useful Life	September 27, 2025	September 28, 2024
Equipment	3–10 years	$383.8	$378.1
Equipment under customer usage agreements	3–8 years	586.8	523.1
Buildings and improvements	20–35 years	256.1	247.1
Leasehold improvements	Shorter of the Original Lease Term or Estimated Useful Life	49.1	44.0
Land		40.9	40.8
Furniture and fixtures	5–7 years	26.5	24.6
Finance lease right-of-use asset		9.2	8.8
		1,352.4	1,266.5
Less - accumulated depreciation and amortization		(792.8)	(728.7)
		$559.6	$537.8
Equipment under customer usage agreements primarily consists of diagnostic instruments located at customer sites but owned by the Company. Generally, the customer has the right to use the equipment for a period of time provided they meet certain agreed to conditions. The Company recovers the cost of providing the equipment from the sale of disposables, primarily assays, tests and handpieces. The depreciation expense associated with equipment under customer usage agreements is recorded to cost of product revenues over the estimated useful life of the equipment. The cost to maintain the equipment in the field is charged to cost of product revenue as incurred.
During fiscal 2025, the Company made the decision to shut down its manufacturing operations at the Company’s Manchester, England location, which manufactures certain molecular diagnostics products. The products manufactured in Manchester are also manufactured at the Company’s San Diego, California facility. As a result of this action, the Company determined certain fixed assets lives should be shortened and recorded accelerated depreciation of $9.8 million in the fourth quarter of fiscal 2025, which was primarily recorded in costs of product revenues.
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
Business Combinations and Acquisition of Intangible Assets
The Company accounts for the acquisition of a business in accordance with ASC 805, Business Combinations (ASC 805). Amounts paid to acquire a business are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Contingent consideration not deemed to be linked to continuing employment is recorded as part of the purchase price at fair value on the date of acquisition. The value recorded is based on estimates of future financial projections under various potential scenarios using a Monte Carlo simulation. These cash flow projections are discounted with an appropriate risk adjusted rate. Each quarter until such contingent amounts are earned, the fair value of the liability is remeasured and adjusted as a component of operating expenses based on changes to the underlying assumptions. The estimates used to determine the fair value of the contingent consideration liability are subject to significant judgment and actual results are likely to differ from the amounts originally recorded. The Company determines the fair value of acquired intangible assets based on detailed valuations that use certain information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

The Company uses the income approach to determine the fair value of developed technology and in-process research and development (“IPR&D”) acquired in a business combination. This approach determines fair value by estimating the after-tax cash flows attributable to the respective asset over its useful life and then discounting these after-tax cash flows back to a present value. The Company bases its revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. Developed technology represents patented and unpatented technology and know-how. The value of the in-process projects is based on the project’s stage of completion, the complexity of the work completed as of the acquisition date, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date, the estimated cash flows to be generated upon commercial release and the estimated useful life of the technology. The Company believes that the estimated developed technology and IPR&D amounts represent the fair value at the date of acquisition and do not exceed the amount a third-party would pay for the assets. The significant assumptions used to estimate the fair value of intangible assets include discount rates and certain assumptions that form the basis of the forecasted results, specifically revenue growth rates. These significant assumptions are forward looking and could be affected by future economic and market conditions.
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
Intangible Assets and Goodwill
Intangible Assets
Intangible assets are initially recorded at fair value and stated net of accumulated amortization and impairments. The Company amortizes its intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization is recorded over the estimated useful lives ranging from 3 to 30 years. The Company evaluates the recoverability of its definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, the Company estimates the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of the after-tax cash flows to be generated by the assets using an appropriate risk-adjusted discount rate. To estimate fair value, the Company uses market participant assumptions pursuant to ASC 820, Fair Value Measurements.
Indefinite lived intangible assets, such as IPR&D assets, are initially recorded at fair value and are required to be tested for impairment annually, or more frequently if indicators of impairment are present. The Company’s annual impairment test date is as of the first day of its fourth quarter.
Intangible assets consisted of the following:

	September 27, 2025		September 28, 2024
Description	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,540.2	$4,015.8	$4,567.0	$3,834.0
In-process research and development	3.1	—	25.1	—
Customer relationships	593.7	578.1	609.7	569.8
Trade names	262.8	229.2	260.3	224.5
Total acquired intangible assets	$5,399.8	$4,823.1	$5,462.1	$4,628.3

Internal-use software	20.6	15.4	25.7	20.5
Capitalized software embedded in products	33.5	26.3	30.2	24.6
Total intangible assets	$5,453.9	$4,864.8	$5,518.0	$4,673.4
Impairment
During the second quarter of fiscal 2025, in connection with commencing its company-wide annual strategic planning process, the Company identified indicators of impairment in its Acessa, Bolder, Diagenode, and Mobidiag product lines, which are at the lowest level of determining asset groups that generate cash flows separate from other asset groups. The indicator of impairment for each asset group was reduced forecasted revenues and operating results. The Acessa and Bolder businesses are part of the Company’s GYN Surgical segment and the Diagenode and Mobidiag businesses are part of the Company’s Diagnostics segment. As a result, the Company performed undiscounted cash flow analyses at each asset group level pursuant to ASC 360 to determine if the cash flows expected to be generated by each respective business unit over the estimated remaining useful life of the respective business unit’s primary asset were sufficient to recover the carrying value of each asset group. Based on these analyses, the Company determined the undiscounted cash flows for each business unit were not sufficient to recover the carrying value of the business unit’s long-lived assets. As a result, the Company was required to perform Step 3 of the impairment test and determine the fair value of each asset group. To estimate the fair value of each asset group, the Company utilized the income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows for each business were based on the Company's most recent strategic plan and for periods beyond the strategic plan, the Company's estimates were based on assumed growth rates expected as of the measurement date. The Company believes its assumptions were consistent with the plans and estimates that a market participant would use to manage each business. The discount rate used is intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the asset group. The Company used a discount rate of 13.5%, 16.3%, 12.5% and 18.0% for Acessa, Bolder, Diagenode and Mobidiag, respectively. As a result of these analyses, the Company determined the fair value of each asset group was below its carrying value. Prior to calculating and allocating the impairment charge for Mobidiag, the Company assessed the only in-process research and development intangible asset in the Mobidiag asset group for impairment. The Company determined the fair value of this indefinite-lived asset utilizing the DCF model and recorded a $16.9 million impairment charge to operating expenses, reducing the fair value of this asset to $5.0 million. The reduction in fair value of this asset was primarily due to a reduction in forecasted revenues and a delay in the timing of completing the project due to focusing on other projects.

To record the asset groups to fair value, the Company recorded an aggregate impairment charge of $204.0 million during the second quarter of fiscal 2025, with $183.4 million recorded to costs of product revenues and $20.6 million recorded to operating expenses. The total impairment charges by asset group for Acessa, Bolder, Diagenode and Mobidiag were $61.9 million, $64.5 million, $38.6 million and $39.0 million, respectively, reducing the fair values of these asset groups to $8.1 million, $4.1 million, $6.7 million and $13.4 million, respectively. The impairment charges were allocated to the long-lived assets on a pro-rata basis as follows: $183.4 million to developed technology, $19.0 million to customer relationships, and $1.6 million to trade names. The Company believes its assumptions used to determine the fair value of each asset group were reasonable. Actual operating results and the related cash flows of the asset groups could differ from the estimated operating results and related cash flows. In the event the asset group does not meet its forecasted projections, additional impairment charges could be recorded in the future. The Company also re-evaluated the remaining useful lives of the intangible assets and concluded no changes were necessary.
During the fourth quarter of fiscal 2025, the Company recorded an additional $5.0 million impairment charge related to the Mobidiag in-process research and development asset primarily due to a delay in the timing of completing the project. This reduced the carrying value of the asset to zero.
During the second quarter of fiscal 2024, in connection with commencing its company-wide annual strategic planning process, the Company identified indicators of impairment in its BioZorb product line, which was part of the Focal acquisition. As a result, the Company performed an undiscounted cash flow analysis pursuant to ASC 360 to determine if the cash flows expected to be generated by the BioZorb product line over the remaining estimated useful life of the primary asset were sufficient to recover the carrying value of the asset group. Based on this analysis, the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets. Therefore, the Company was required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value of the asset group, the Company utilized the income approach, which is based on a DCF analysis. Based on this analysis, the fair value of the BioZorb asset group was below its carrying value and the Company recorded an impairment charge of $26.8 million during the second quarter of fiscal 2024. The impairment charge was allocated to the long-lived assets on a pro-rata basis as follows: $25.9 million to developed technology and $0.9 million to trade names, which reduced the carrying value of the assets to $13.9 million and $0.5 million respectively. The Company also re-evaluated the remaining useful lives of the intangible assets and concluded no changes were necessary.
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
During the first quarter of fiscal 2024, the Company assessed its in-process research and development intangible asset from its Mobidiag acquisition for impairment. The Company determined the fair value of this indefinite-lived asset utilizing the DCF model and recorded a $4.3 million impairment charge, reducing the fair value of this asset to $22.4 million. The reduction in the fair value of this asset was primarily due to a reduction in forecasted revenues and a delay in the timing of completing the project. In addition, the Company determined that the useful life of the customer relationship and trade name intangible assets from its Mobidiag acquisition should be shortened and recorded accelerated amortization expense of $7.3 million resulting in a net carrying value of zero.
During the third quarter of fiscal 2023, in connection with its company-wide annual budgeting and strategic planning process as well as evaluating the current operating performance of its Mobidiag business, including product design and manufacturing requirements, the Company reassessed its short-term and long-term commercial plans for this business. The Company made certain operational and strategic decisions to invest and focus more on the long-term success of this business, which resulted in the Company significantly reducing its forecasted revenues and operating results. As a result, the Company identified indicators of impairment and performed an undiscounted cash flow analysis pursuant to ASC 360 to determine if the cash flows expected to be generated by the Mobidiag business over the estimated remaining useful life of its primary assets were sufficient to recover the carrying value of the asset group. Based on this analysis, the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets. As a result, the Company was required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value of the asset group, the Company utilized the income approach, which was based on a DCF analysis. Assumptions used in the DCF required significant judgment, including judgment about appropriate discount rates, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows were based on the Company’s most recent strategic plan at that time and for periods beyond the strategic plan, the Company’s estimates were based on assumed growth rates expected as of the measurement date. The Company believed its assumptions were consistent with the plans and estimates that a market participant would use to manage the business. The discount rate used was intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the WACC of market participants relative to the asset group. The Company used a discount rate of 17.0%. Based on this analysis, the fair value of the Mobidiag asset group was below its carrying value. Prior to calculating and allocating the impairment charge, the Company assessed the only in-process research and development intangible asset in this asset group for impairment. The Company determined the fair value of this indefinite-lived asset utilizing the DCF model and recorded a $10.5 million impairment charge, reducing the fair value of this asset to $26.5 million. The reduction in fair value of this asset was primarily due to a reduction in forecasted revenues and a delay in the timing of completing the project to focus on other projects.
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
The estimated amortization expense at September 27, 2025 for each of the five succeeding fiscal years was as follows:

Fiscal 2026	$149.9
Fiscal 2027	$62.8
Fiscal 2028	$59.5
Fiscal 2029	$53.3
Fiscal 2030	$51.0
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
In performing the impairment test, the Company utilizes the single-step approach prescribed under Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This approach requires a comparison of the carrying value of each reporting unit to its estimated fair value and to the extent the carrying value exceeds the fair value a charge is recorded up to the amount of goodwill in the reporting unit. To estimate the fair value of its reporting units, the Company primarily utilizes the income approach. The income approach is based on a DCF analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on the Company’s most recent budget and strategic plan and for years beyond this period, the Company’s estimates are based on assumed growth rates expected as of the measurement date. The Company believes its assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates used are intended to reflect the risks inherent in future cash flow projections and are based on estimates of the WACC of market participants. The Company believes its assumptions used to determine the fair value of its reporting units are reasonable. If different assumptions were used, particularly with respect to forecasted cash flows, terminal values, or WACCs, different estimates of fair value may result and there could be the potential that an impairment charge could result. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.
The Company conducted its fiscal 2025 impairment test for its reporting units on the first day of the fourth quarter, and as noted above used the DCF approach to estimate the fair value of its reporting units as of June 29, 2025, and make its impairment test conclusions. As a result of this analysis, all of the Company’s reporting units had fair values exceeding their carrying values.
At September 27, 2025, the Company believes that its reporting units, with goodwill aggregating $3.6 billion, were not at risk of failing the goodwill impairment test based on its current forecasts and quantitative assessment.
The Company conducted its fiscal 2024 and 2023 impairment tests for its reporting units on the first day of the fourth quarter of its respective fiscal year, and as noted above used the DCF analysis to estimate the fair value of its reporting units as of the measurement date and in making its impairment test conclusions. As a result of completing these analyses, all of the Company’s reporting units had fair values exceeding their carrying values.
A rollforward of goodwill activity by reportable segment from September 28, 2024 to September 27, 2025 is as follows:

	Diagnostics	Breast Health	GYN Surgical	Skeletal Health	Total
Balance at September 28, 2024	$1,365.8	$934.6	$1,134.7	$8.0	$3,443.1
Gynesonics acquisition	—	—	191.0	—	191.0
Foreign currency and other adjustments	2.9	3.8	(0.2)	—	6.5
Balance at September 27, 2025	$1,368.7	$938.4	$1,325.5	$8.0	$3,640.6
Other Assets
Other assets consisted of the following:

	September 27, 2025	September 28, 2024
Other Assets
Tax receivable	$37.4	$37.5
Operating lease right of use assets	94.1	92.2
Life insurance contracts	78.6	71.0
Deferred tax assets	239.8	128.8
Strategic investments	78.5	54.3
Other	29.1	27.0
	$557.5	$410.8
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
The Company accounts for development costs of software embedded in its products in accordance with ASC 985, Software. Costs incurred in the research, design and development of software embedded in products to be sold to customers are charged to expense until technological feasibility of the ultimate product to be sold is established. The Company’s policy is that technological feasibility is achieved when a working model, with the key features and functions of the product, is available for customer testing. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured. Capitalized software development costs are amortized over their estimated useful life and recorded within cost of revenues - product.
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830, Foreign Currency Matters. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is determined based on the guidance in ASC 830. The majority of the Company’s foreign subsidiaries’ functional currency is the applicable local currency, although certain of the Company’s foreign subsidiaries’ functional currency is the U.S. dollar based on the nature of their operations or functions. Assets and liabilities of subsidiaries whose functional currency is the local currency are translated at the exchange rate in effect at each balance sheet date. Before translation, the Company re-measures foreign currency denominated assets and liabilities, including inter-company accounts receivable and payable, into the functional currency of the respective entity, resulting in unrealized gains or losses recorded in other income (expense), net, in the Consolidated Statements of Income. Revenues and expenses are translated using average exchange rates during the respective period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss), which is a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are included in other income (expense), net, in the Consolidated Statements of Income. During fiscal years 2025, 2024 and 2023, the Company recorded net foreign exchange gains (losses) of $11.6 million, $(21.0) million, and $(7.9) million, respectively.
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
On March 23, 2023, the Company entered into two consecutive interest rate swap contracts with the first contract having an effective date of December 17, 2023 and terminating on December 27, 2024, and the second contract having an effective date of December 27, 2024 and terminating on September 25, 2026. The notional amount of these swaps is $500 million, and the first interest rate swap fixed the SOFR component of the variable interest rate at 3.46%, and the second interest rate swap fixes the SOFR component of the variable interest rate at 2.98%. The critical terms of the interest rate swaps were designed to mirror the terms of the Company’s SOFR-based borrowings under the 2021 Credit Agreement, and subsequently the 2025 Credit Agreement, and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the SOFR-based interest payments on $500 million of principal. Therefore, changes in the fair value of the swap were recorded in AOCI.
The changes in the fair value of the swaps were recorded in AOCI and net of taxes were a loss of $0.1 million, a loss of $18.3 million and a loss of $9.2 million, respectively, for fiscal years 2025, 2024, and 2023. The fair value of the remaining derivative instrument was in an asset position of $3.2 million as of September 27, 2025.
Forward Foreign Currency Contracts, Foreign Currency Option Contracts
The Company enters into forward foreign currency exchange contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s cash and operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the U.K. Pound, the Australian dollar, the Canadian dollar, the Chinese Yuan and the Japanese Yen. These foreign currency exchange contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The Company uses forward contracts as part of its foreign currency hedging strategy to manage the risk associated with fluctuations in foreign currency exchange rates. The contracts are generally for periods of one year or less. The Company did not elect hedge accounting for these contracts. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net.
Realized and unrealized gains and losses from these contracts, which were the only derivative contracts not designated for hedge accounting, for the years ended September 27, 2025, September 28, 2024, and September 30, 2023 were as follows:

	Years Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Amount of realized gain (loss) recognized in income
Forward foreign currency contracts	$2.5	$3.9	$1.3
Foreign currency option contracts	—	—	(4.0)
	$2.5	$3.9	$(2.7)
Amount of unrealized gain (loss) recognized in income
Forward foreign currency contracts	$8.1	$(20.9)	$(7.5)
Foreign currency option contracts	(0.8)	0.8	(5.5)
	$7.3	$(20.1)	$(13.0)
Amount of gain (loss) recognized in income
Total	$9.8	$(16.2)	$(15.7)
As of September 27, 2025, the Company had outstanding forward foreign currency contracts that were not designated for hedge accounting and are used to hedge forecasted transactions denominated in the Euro, U.K. pound, Australian dollar, Canadian dollar, Chinese Yuan and Japanese Yen with an aggregate notional amount of $354.8 million.

Financial Instrument Presentation
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 27, 2025:

	Balance Sheet Location	September 27, 2025	September 28, 2024
Assets:
Derivative instrument designated as a cash flow hedge:
Interest rate swap contracts	Prepaid expenses and other current assets	$3.2	$3.1
		$3.2	$3.1

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$1.6	$—
Foreign currency option contracts	Prepaid expenses and other current assets	—	0.8
		$1.6	$0.8
Liabilities:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contracts	Other long-term liabilities	$—	$0.2
Total		$—	$0.2
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$6.1	$12.6
The following table presents the unrealized gain (loss) recognized in AOCI related to interest rate swaps for the following reporting periods:

	Years Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Amount of loss recognized in other comprehensive income (loss), net of taxes:
Interest rate swap	$(0.1)	$(18.3)	$(9.2)
Total	$(0.1)	$(18.3)	$(9.2)
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

The following is a rollforward of the allowance for credit losses for fiscal 2025, 2024 and 2023:

	Balance at Beginning of Period	Charged to Costs and Expenses	Write- offs and Payments	Balance at End of Period
Period Ended:
September 27, 2025	$41.4	$0.3	$(3.5)	$38.2
September 28, 2024	$38.5	$5.7	$(2.8)	$41.4
September 30, 2023	$37.7	$3.7	$(2.9)	$38.5
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
A reconciliation of basic and diluted share amounts for fiscal 2025, 2024, and 2023 was as follows:

	September 27, 2025	September 28, 2024	September 30, 2023
Basic weighted average common shares outstanding	226,156	235,723	246,772
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock units	1,417	1,830	2,059
Diluted weighted average common shares outstanding	227,573	237,553	248,831
Weighted-average anti-dilutive shares related to:
Outstanding stock options and restricted stock units	2,150	1,171	981
Advertising Costs
Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $24.7 million, $22.6 million and $31.4 million for fiscal 2025, 2024 and 2023, respectively, and were included in selling and marketing expense in the Consolidated Statements of Income.
New Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The guidance requires entities to provide enhanced disclosures about significant segment expenses. For entities that have adopted the amendments in Update 2023-07, the updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and is applicable to the

Company for its annual report on Form 10-K in fiscal 2025. The Company adopted the standard in the fourth quarter of fiscal 2025 and applied the guidance retrospectively to all periods presented in the consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The FASB issued this Update to enhance income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, and is applicable to the Company for its annual report on Form 10-K in fiscal 2026. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its consolidated financial statements.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326). This update introduces a practical expedient to address challenges encountered when applying guidance in Topic 326. For entities that have adopted the amendments in Update 2025-05, the updated guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, and is applicable to the Company beginning with its annual report on Form 10-K for fiscal 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-05 on its consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This FASB issued this Update to improve the accounting for software costs under Subtopic 350-40. For entities that have adopted the amendments in Update 2025-06, the updated guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, and is applicable to the Company beginning with its annual report on Form 10-K for fiscal 2029. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-06 on its consolidated financial statements.
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

	Years Ended
	September 27, 2025			September 28, 2024			September 30, 2023
Business (in millions)	United States	Intl.	Total	United States	Intl.	Total	United States	Intl.	Total
Diagnostics:
Cytology & Perinatal	$296.1	$192.5	$488.6	$283.3	$195.9	$479.2	$297.4	$183.2	$480.6
Molecular Diagnostics	1,028.4	282.0	1,310.4	999.1	273.4	1,272.5	1,061.0	300.7	1,361.7
Blood Screening	28.2	—	28.2	30.3	—	30.3	37.8	—	37.8
Total	1,352.7	474.5	1,827.2	1,312.7	469.3	1,782.0	1,396.2	483.9	1,880.1

Breast Health:
Breast Imaging	860.2	249.3	1,109.5	932.9	277.8	1,210.7	884.0	260.2	1,144.2
Interventional Breast Solutions	282.1	92.5	374.6	244.6	67.6	312.2	232.6	55.9	288.5
Total	1,142.3	341.8	1,484.1	1,177.5	345.4	1,522.9	1,116.6	316.1	1,432.7

GYN Surgical	490.4	189.4	679.8	482.5	158.8	641.3	475.3	128.9	604.2

Skeletal Health	62.5	46.9	109.4	51.4	32.7	84.1	69.9	43.5	113.4
Total	$3,047.9	$1,052.6	$4,100.5	$3,024.1	$1,006.2	$4,030.3	$3,058.0	$972.4	$4,030.4

	Years Ended
Geographic Regions (in millions)	September 27, 2025	September 28, 2024	September 30, 2023
United States	$3,047.9	$3,024.1	$3,058.0
Europe	591.0	532.7	520.3
Asia-Pacific	243.3	259.6	255.7
Rest of World	218.3	213.9	196.4
	$4,100.5	$4,030.3	$4,030.4

The following table provides revenue recognized by source:

	Years Ended
Revenue by type (in millions)	September 27, 2025	September 28, 2024	September 30, 2023
Disposables	$2,617.7	$2,490.2	$2,539.4
Capital equipment, components and software	638.4	764.9	740.5
Service	825.5	758.2	730.5
Other	18.9	17.0	20.0
	$4,100.5	$4,030.3	$4,030.4
The Company considers revenue to be earned when all of the following criteria are met: the Company has a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount the Company expects to receive, including an estimate of uncertain amounts subject to a constraint to ensure revenue is not recognized in an amount that would result in a significant reversal upon resolution of the uncertainty, is determinable; and the Company has transferred control of the promised items to the customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the contract. The transaction price for the contract is measured as the amount of consideration the Company expects to receive in exchange for the goods and services expected to be transferred. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control of the distinct good or service is transferred. Transfer of control for the Company’s products is generally at shipment or delivery, depending on contractual terms, but occurs when title and risk of loss transfers to the customer which represents the point in time when the customer obtains the use of and substantially all of the remaining benefit of the product. As such, the Company’s performance obligation related to product sales is satisfied at a point in time. Revenue from support and maintenance contracts and extended warranty is recognized over time based on the period contracted and revenue from professional services for installation, training and repairs is recognized as the services are performed as these methods represent a faithful depiction of the transfer of goods and services.
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
Remaining Performance Obligations
As of September 27, 2025, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $878.4 million. These remaining performance obligations primarily relate to support and maintenance obligations and extended warranty in the Company’s Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 49.1% of this amount as revenue in 2026, 26.5% in 2027, 15.2% in 2028, 5.8% in 2029, and 3.4% thereafter. As permitted, the Company does not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.
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
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company’s Breast Health and Skeletal Health reportable segments. Contract liabilities are classified as other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. The Company recognized revenue of $142.7 million and $134.4 million in the years ended September 27, 2025 and September 28, 2024, respectively, that was included in the contract liability balance at September 28, 2024 and September 30, 2023, respectively.
Practical Expedients
The Company applies a practical expedient to expense costs to obtain a contract with a customer as incurred when the amortization period would have been one year or less. These costs solely comprise sales commissions and typically the commissions are incurred at the time of shipment of product and upon billings for support and maintenance contracts.
4. Leases
    The Company accounts for leases pursuant to ASC 842 Leases (ASC 842) and recognizes lease assets and liabilities on its balance sheet. As a lessee, the Company elected to combine lease and non-lease components together for the majority of its leases, and as a result accounts for each separate lease component and the non-lease components associated with that lease component as a single lease component. As a lessor, in instances where the Company places instruments (or equipment) at customer sites as part of its reagent rental contracts, certain of the Company’s reagent rental contracts could be classified as sales-type leases. Under sales-type leases, there is accelerated expense recognition for the cost of the placed equipment and potentially up-front revenue in the event there are fixed rental payments, a portion of which would be allocated to the equipment. The Company does not have a significant amount of sales-type leases.
Lessee Activity - Leases where Hologic is the Lessee
The majority of the Company’s facilities are occupied under operating lease arrangements with various expiration dates through 2035, some of which include options to extend the term of the lease, and some of which include options to terminate the lease within one year. The Company has operating leases for office space, land, warehouse and manufacturing space, vehicles and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet and expense for these leases is recognized on a straight-line basis over the lease term. In accordance with ASC 842, for leases executed in fiscal 2020 and later, the Company accounts for the lease components and the non-lease components as a single lease component. The Company’s leases have remaining lease terms of one year to approximately 10 years, some of which may include options to extend the leases for up to 10 years and some include options to terminate early. These options have been included in the determination of the lease liability when it is reasonably certain that the option will be exercised. The Company does not have any leases that include residual value guarantees.
The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. The right-of-use assets and related liabilities for operating leases are included in other assets, accrued expenses, and other long-term liabilities in the Consolidated Balance Sheet as of September 27, 2025.
Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease contract. Operating and finance lease liabilities and their corresponding right-of-use assets are recorded based on the present value of fixed lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the incremental borrowing rate, which is the estimated rate that would be incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The weighted average discount rate utilized on the Company’s operating and finance lease liabilities as of September 27, 2025 was 4.77%.
The following table presents supplemental balance sheet information related to the Company’s operating and finance leases:

		September 27, 2025		September 28, 2024
	Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Assets
Lease right-of-use assets	Other assets	$94.1	$—	$92.2	$—
Finance lease right-of-use assets (non-current)	Property, plant and equipment, net	$—	$4.5	$—	$5.0
Liabilities
Operating lease liabilities (current)	Accrued expenses	$27.0	$—	$24.0	$—
Finance lease liabilities (current)	Finance lease obligations - short term	$—	$3.5	$—	$3.3
Operating lease liabilities (non-current)	Other long-term liabilities	$79.4	$—	$83.9	$—
Finance lease liabilities (non-current)	Finance lease obligations - long term	$—	$9.0	$—	$12.2
The following table presents the weighted average remaining lease term and discount rate information related to the Company’s operating and finance leases:

	As of September 27, 2025		As of September 28, 2024
	Operating Leases	Finance Lease	Operating Leases	Finance Lease
Weighted average remaining lease term	5.25	4.01	5.92	4.83
Weighted average discount rate	4.9%	4.0%	5.0%	4.1%
The following table provides information related to the Company’s operating and finance leases:

	Years Ended
	September 27, 2025	September 28, 2024
Operating lease cost (a)	$33.3	$41.3
Finance lease cost - amortization of right-of-use assets	$0.7	$0.7
Finance lease cost - interest cost	$0.7	$0.8
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$0.6	$0.7
Operating cash flows from operating leases	$31.3	$26.1
Financing cash flows from finance leases	$3.3	$3.8
Total cash paid for amounts included in the measurement of lease liabilities	$35.2	$30.6

ROU assets arising from entering into new operating lease obligations (b)	$24.1	$60.4
ROU assets arising from entering into new finance lease obligations	$—	$—
(a) Includes short-term lease expense and variable lease costs, which were immaterial for the years ended September 27, 2025 and September 28, 2024. During the first quarter of fiscal 2024, in conjunction with the strategy change to move the Mobidiag development activities and operations to the Company’s San Diego, California location, the Company recorded a lease asset impairment charge of $12.5 million. Please refer to Note 8 for additional details.
(b) During fiscal 2024, the Company renewed two leases at the Company’s Marlborough, Massachusetts locations in the amount of $23.3 million and $8.4 million for a term of 10 years and 5 years, respectively.
The following table presents the future minimum lease payments under non-cancelable operating lease liabilities and finance leases as of September 27, 2025:

Fiscal Year	Operating Leases	Finance Leases
2026	$31.5	$3.9
2027	27.3	4.0
2028	20.9	3.0
2029	11.3	0.6
2030	7.8	0.6
Thereafter	23.6	1.1
Total future minimum lease payments	122.4	13.2
Less: imputed interest	(16.0)	(0.7)
Present value of lease liabilities	$106.4	$12.5
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

5. Business Combinations
Fiscal 2025 Acquisitions
Gynesonics
On January 2, 2025, the Company completed the acquisition of Gynesonics, Inc. (“Gynesonics”) for a purchase price of $340.7 million. Gynesonics, located in Redwood City, California, develops and sells a technology intended for diagnostic intrauterine imaging and transcervical treatment of certain symptomatic uterine fibroids, including those associated with heavy menstrual bleeding. Gynesonics’ results of operations are reported within the Company’s GYN Surgical reportable segment from the date of acquisition. In connection with the transaction, the Company recorded a charge of $22.4 million, of which $1.6 million was included in costs of product revenues and $20.8 million was included in operating expenses, in the second quarter of fiscal 2025 for the acceleration of Gynesonics unvested stock options for which the original terms of such awards did not provide for acceleration upon a change-in-control.
The purchase price was allocated to Gynesonics’ tangible and identifiable intangible assets and liabilities based on their estimated fair values as of January 2, 2025, as set forth below.

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

As part of the purchase price allocation, the Company determined the identifiable intangible assets were developed technology, trade names, and customer relationships. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 12.0% rate. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

The developed technology assets were comprised of know-how, patents and technologies embedded in Gynesonics’ products and relate to currently marketed products. The developed technology assets comprised the primary products under the Sonata technology platform.

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
Fiscal 2024 Acquisitions
Endomag
On July 25, 2024, the Company completed the acquisition of Endomagnetics Ltd (“Endomag”) for a purchase price of $313.9 million. Endomag, located in the U.K., develops and sells breast surgery localization and lymphatic tracing technologies. Endomag’s results of operations are reported within the Company’s Breast Health reportable segment from the date of acquisition.
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
As part of the purchase price allocation, the Company determined the identifiable intangible assets were developed technology, trade names, customer relationship and an in-process research and development project. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 15.0% rate. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.
The developed technology assets were comprised of know-how, patents and technologies embedded in Endomag’s products and relate to currently marketed products. The developed technology assets comprised the primary product families under the Sentimag, Magseed and Magtrace technology platforms.

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
6. Strategic Investments
Maverix Medical
On November 13, 2023, the Company entered into an agreement with KKR Comet, LLC, an affiliate of KKR & Co. Inc. (“KKR Comet”), to form a legal entity to develop and acquire innovative technologies and commercial operations within the lung cancer space. The entity, named Maverix Medical LLC (“Maverix”), is managed by Ajax Health. As part of this strategic investment, the Company contributed $24.5 million in return for 45% ownership in the Class A Common units of Maverix, and both the Company and KKR Comet have committed to make additional capital contributions in proportion to the ownership percentages upon meeting certain objectives and as approved by the Maverix board. In accordance with ASC 810, Consolidation, and ASC 323, Investments - Equity Method and Joint Ventures, the Company determined that Maverix was a variable interest entity (“VIE”) however the Company was not the primary beneficiary but does have significant influence. Therefore, this investment is being accounted for under the equity method, which requires the Company to record its proportional share of the investee’s net income (loss). This investment is recorded within Other assets in the Consolidated Balance Sheets and the net investment was $21.0 million as of September 27, 2025. The Company’s proportionate share of Maverix’s net loss for the years ended September 27, 2025 and September 28, 2024 was $9.0 million and $3.6 million, respectively.
During the first quarter of fiscal 2025, the Company received a capital call notice for 13.3% of total committed capital for a total amount of $9.0 million, which was paid in January 2025. The Company’s ownership interest did not change.
Other
The Company holds other non-marketable equity securities as part of its strategic investments portfolio. Other non-marketable equity securities are measured at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. In addition, these investments are assessed for indicators of impairment, including adverse changes in technological milestones and financial conditions of the investee. Changes in value of these strategic investments are recorded in other income (expense), net in the Consolidated Statements of Income. No such impairments were recorded in fiscal 2025, 2024 and 2023. At September 27, 2025 and September 28, 2024, the Company’s investments in equity securities without readily determinable fair values totaled $53.1 million and $25.3 million, respectively, and are included in Other assets on the Consolidated Balance Sheets.
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
8. Restructuring Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions which are described below. The following table displays charges taken related to restructuring actions in fiscal 2025, 2024 and 2023 and a rollforward of the charges to the accrued balances as of September 27, 2025:

	Fiscal 2025 Actions	Fiscal 2024 Actions	Fiscal 2023 Actions	Other	Total
Restructuring Charges
Fiscal 2023 charges:
Workforce reductions	$—	$—	$5.5	$6.0	$11.5
Other costs	—	—	—	0.5	0.5
Fiscal 2023 restructuring charges	$—	$—	$5.5	$6.5	$12.0
Fiscal 2024 charges:
Lease asset impairment charge	$—	$12.5	$—	$—	$12.5
Accelerated depreciation expense	—	7.2	—	—	7.2
Workforce reductions	—	15.8	—	3.9	19.7
Other costs	—	1.2	—	0.5	1.7
Fiscal 2024 restructuring charges	$—	$36.7	$—	$4.4	$41.1
Fiscal 2025 charges:
Workforce reductions	$20.9	$3.1	$—	$1.4	$25.4
Facility closure and other costs	1.1	0.3	—	1.8	3.2
Fiscal 2025 restructuring charges	$22.0	$3.4	$—	$3.2	$28.6

	Fiscal 2025 Actions	Fiscal 2024 Actions	Fiscal 2023 Actions	Other	Total
Rollforward of Accrued Restructuring
Balance as of September 24, 2022	$—	$—	$—	$3.1	$3.1

Fiscal 2023 restructuring charges	$—	$—	$5.5	$6.5	$12.0
Severance payments	—	—	(3.2)	(2.9)	(6.1)
Balance as of September 30, 2023	$—	$—	$2.3	$6.7	$9.0

Fiscal 2024 restructuring charges	$—	$36.7	$—	$4.4	$41.1
Non-cash impairment charge	—	(12.5)	—	—	(12.5)
Non-cash accelerated depreciation charge	—	(7.2)	—	—	(7.2)
Severance payments	—	(11.5)	(2.0)	(4.9)	(18.4)
Balance as of September 28, 2024	$—	$5.5	$0.3	$6.2	$12.0

Fiscal 2025 restructuring charges	$22.0	$3.4	$—	$3.2	$28.6
Non-cash accelerated depreciation and disposal charge	(0.7)	—	—	—	(0.7)
Severance payments	(12.2)	(7.4)	(0.1)	(6.3)	(26.0)
Other payments and adjustments	0.4	(0.9)	—	(2.7)	(3.2)
Balance as of September 27, 2025	$9.5	$0.6	$0.2	$0.4	$10.7
Fiscal 2025 Actions

During fiscal 2025, the Company decided to shut down its manufacturing operations at its Manchester, England location, which manufactures certain molecular diagnostics products. These assays are also manufactured at the Company’s San Diego, California facility. In connection with this plan, the Company will terminate the manufacturing employees at the Manchester location, totaling 139, in phases. During the fourth quarter of fiscal 2025, the Company finalized its negotiations with the Works Council and communicated the severance benefits to the affected employees. The severance charges will be recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712), for minimum statutory benefits, and for benefits in excess of statutory requirements, including retention, pursuant to ASC 420, Exit of Disposal Cost Obligations (ASC 420), which will be recognized ratably over the service period to obtain such benefits. The Company has estimated the total severance charges will be approximately $6.0 million. As a result, the Company recorded severance charges of $3.2 million in fiscal 2025. As a result of its decision to close the facility, the Company evaluated whether the related fixed assets were impaired concluding no impairment existed, but that for those assets that would not be transferred to San Diego, their estimated useful lives should be shortened. Accordingly, the Company recorded accelerated depreciation of $9.8 million, of which $9.1 million was primarily recorded to cost of product revenues. This action is expected to be completed in the first half of calendar 2026.
During the fourth quarter of fiscal 2025, the Company decided to reorganize certain departments and reduce costs resulting in the termination of 118 employees primarily in Diagnostics research and development, Breast Heath sales and service and Surgical research and development. The Company has estimated the total cost for these actions will be approximately $8.1 million. During the fourth quarter of fiscal 2025, the Company recorded severance benefit charges of $6.8 million pursuant to ASC 420 and ASC 712, depending on the employee and nature of severance benefit. The majority of these actions were completed within the fourth quarter of fiscal 2025, but the Surgical research and development action is estimated to be completed by the first half of fiscal 2027.
During the third quarter of fiscal 2025, the Company decided to reorganize and reduce costs in China resulting in the termination of 89 employees, primarily in sales, across various divisions. As a result, the Company recorded $4.3 million for severance benefits during the third quarter of fiscal 2025 pursuant to ASC 420 and ASC 712. This action was completed within the third quarter of fiscal 2025.
During the second quarter of fiscal 2025, the Company decided to reorganize certain departments and reduce costs resulting in the termination of 50 employees in the Breast Health and Surgical divisions and Corporate functions in the U.S. across multiple departments. As a result, the Company recorded $5.0 million for severance benefits during the second quarter of fiscal 2025 pursuant to ASC 420 and ASC 712, depending on the employee and nature of severance benefit. These actions were completed within the second quarter of fiscal 2025.
Fiscal 2024 Actions
During the first quarter of fiscal 2024, the Company further refined its strategy for the Mobidiag business, which is within the Diagnostics reportable segment. The strategy change included the decision to discontinue the manufacture and sale of certain products, closure of its facilities in Finland and France, and to transfer the development activities and operations to the Company’s San Diego, California location. As such, the Company determined certain fixed assets lives should be shortened and that lease assets were impaired at the affected facilities and recorded accelerated depreciation of $7.2 million and a lease asset impairment charge of $12.5 million. In connection with this plan, the Company finalized its decision to terminate the employees at these locations, totaling 190. The Company initiated discussions with the respective Works Councils at the end of the first quarter of fiscal 2024. In addition, the Company recorded the minimum statutory severance benefit for the employees located in France of $1.8 million pursuant to ASC 712, at that time. During the second quarter of fiscal 2024, the Company finalized its negotiations with the respective Works Councils and communicated the termination and related severance benefits to the affected employees. The majority of the severance benefits were recorded pursuant to ASC 420, which requires the severance benefits to be recognized ratably over the service period to obtain such benefits as the employees ceased employment in phases. The Company recorded total severance charges of $3.4 million and $13.0 million in fiscal 2025 and 2024, respectively. This action was completed in the third quarter of fiscal 2025 and the total severance charges, including accelerated stock compensation, were $16.4 million.
During fiscal 2024, the Company made various decisions to contain costs and to terminate approximately 34 employees primarily in Breast Health and Diagnostics, within sales, marketing and research and development. The Company recorded $3.9 million for severance benefits under these actions pursuant to ASC 420. These actions were completed as of September 28, 2024.
Fiscal 2023 and Other Prior Actions

During fiscal 2023, the Company made various decisions to terminate certain employees across all divisions in multiple departments. As a result, during fiscal 2023, the Company recorded $9.4 million, primarily for severance benefits under these actions. The charges were recorded pursuant to ASC 712 and ASC 420 depending on the employee and nature of the severance benefit. These actions were completed as of the end of fiscal 2023.
During the first quarter of fiscal 2022, the Company finalized its decision to close its Danbury, Connecticut facility where it manufactured its Breast Health capital equipment products. The manufacturing of the Breast Health capital equipment products and all other support services were transferred to the Company’s Newark, Delaware facility. This action and related transition of manufacturing was completed in the first quarter of fiscal 2025. In addition, research and development, sales and services support and administrative functions were transferred to the Company’s Newark, Delaware and Marlborough, Massachusetts facilities. The employees were notified of the closure during the first quarter of fiscal 2022, and the majority of employees located in Danbury were given the option to relocate to the new locations. The Company terminated approximately 117 employees and recorded severance benefits ratably over the required service period pursuant to ASC 420. As a result, the Company recorded severance and benefits charges of $1.4 million, $3.9 million, and $2.1 million during fiscal 2025, 2024, and 2023, respectively. Total severance charges, including retention, relocation and outplacement costs, were $9.0 million. In addition, the Company recorded $1.8 million of site closure costs during the fiscal year ended September 27, 2025.
9. Borrowings and Credit Agreements
The Company’s borrowings consisted of the following:

	September 27, 2025	September 28, 2024
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$2.9	$37.5
Total current debt obligations	$2.9	$37.5
Long-term debt obligations, net of debt discount and issuance costs:
Term Loan	1,163.8	1,158.7
2028 Senior Notes	398.3	397.6
2029 Senior Notes	942.9	940.8
Total long-term debt obligations	2,505.0	2,497.1
Total debt obligations	$2,507.9	$2,534.6
The debt maturity schedule for the Company’s obligations as of September 27, 2025 was as follows:

	2026	2027	2028	2029	2030	2031 and Thereafter	Total
Term Loan	$2.9	$16.1	$29.2	$36.5	$1,084.3	$—	$1,169.0
2028 Senior Notes	—	—	400.0	—	—	—	400.0
2029 Senior Notes	—	—	—	950.0	—	—	950.0
	$2.9	$16.1	$429.2	$986.5	$1,084.3	$—	$2,519.0
2025 Credit Agreement
On July 15, 2025, the Company, together with certain of its subsidiaries, refinanced its 2021 Term Loan and 2021 Revolver by entering into Refinancing Amendment No. 4 and Amendment to Pledge and Security Agreement (“2025 Credit Agreement”) to its Amended and Restated Credit and Guaranty Agreement, dated as of October 3, 2017 (as amended, restated, supplemented or otherwise modified from time to time prior to Refinancing Amendment No.4) with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Leader and L/C Issuer, and certain other lenders. All of the proceeds under the 2025 Term Loan as defined below were used to repay the amounts outstanding under the 2021 Term Loan. Borrowings under the 2025 Credit Agreement are secured by first-priority liens on, and a first-priority security interest in (in each case subject to certain liens permitted under the 2025 Credit Agreement), substantially all of the Company’s U.S. assets of the Subsidiary Guarantors. These liens are subject to release during the term of the facilities if the Company is able to achieve certain corporate or corporate family ratings and other conditions are met. The credit facilities under the 2025 Credit Agreement consist of:
•A $1.169 billion secured term loan (“2025 Term Loan”) with a stated maturity date of July 15, 2030; and
•A secured revolving credit facility (the “2025 Revolver”) under which the Company may borrow up to $1.25 billion, subject to certain sublimits, with a maturity date of July 15, 2030.

Borrowings under the 2025 Credit Agreement, other than Swing Line Loans, bear interest, at the Company’s option, at the Base Rate, the Daily SOFR Rate, the Term SOFR Rate, the Alternative Currency Daily Rate, and the Alternative Currency Term Rate, in each case plus the Applicable Rate.
The Applicable Rate with respect to the Base Rate, Daily SOFR Rate, Term SOFR Rate, the Alternative Currency Daily Rate and the Alternative Currency Term Rate is subject to specified changes depending on the Total Net Leverage Ratio (as defined in Refinancing Amendment No.4). The Term Loan borrowings initially bear interest at an annual rate equal to Term SOFR Rate plus 1.10%. As of September 27, 2025, the interest rate under the 2025 Term Loan was 5.26% per annum.
The Company is required to pay a quarterly commitment fee on the undrawn committed amount available under the 2025 Revolver. The per annum rate of the commitment fee is initially 0.15% and, after September 27, 2025, is subject to adjustment to a maximum of 0.20% per annum based on Company’s Total Net Leverage Ratio.
The Company is required to make scheduled principal payments under the 2025 Term Loan in increasing amounts, which is $2.92 million per three-month period from September 25, 2026 through June 25, 2027, and increases to $7.31 million per three-month period through June 29, 2029 and $14.61 million per three month period through June 28, 2030. The remaining balance of $1.040 billion (or such lesser aggregate principal amount of the Term Loans then outstanding) on the 2025 Term Loan and any amounts outstanding under the 2025 Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the 2025 Credit Agreement, the Company is required to make certain mandatory prepayments from the net proceeds of specified types of asset sales (subject to certain reinvestment rights), debt issuances (excluding permitted debt) and insurance recoveries (subject to certain reinvestment rights). Certain of the mandatory prepayments are subject to reduction or elimination if certain financial covenants are met. These mandatory prepayments are required to be applied by the Company first to the 2025 Term Loan, second to any outstanding amount under any Swing Line Loans, third to the 2025 Revolver, fourth to prepay any outstanding reimbursement obligations with respect to letters of credit and fifth to cash collateralize such letters of credit. Subject to certain limitations, the Company may voluntarily prepay any of the 2025 Credit Facilities without premium or penalty. The outstanding principal balance of the 2025 Term Loan was $1.169 billion, and there were no amounts outstanding under the 2025 Revolver.
The 2025 Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the Company, subject to negotiated exceptions, to incur additional indebtedness and grant additional liens on its assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the 2025 Credit Agreement requires the Company to maintain certain financial ratios. The 2025 Credit Agreement also contains customary representations and warranties and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults and an event of default upon a change of control of the Company. These covenants are consistent with those under the 2021 Credit Agreement, and the Company was in compliance with these covenants as of September 27, 2025.
The Company evaluated the 2025 Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging (ASC 815), and identified embedded derivatives that required bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives were a default provision, which could require additional interest payments, and a provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company determined that the fair value of these embedded derivatives was immaterial as of September 27, 2025.
Pursuant to ASC 470, Debt (ASC 470), the accounting for the refinancing was evaluated on a creditor-by-creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the 2021 Credit Agreement did not participate in this refinancing transaction and ceased being creditors of the Company. As a result, the Company recorded a debt extinguishment loss of $0.8 million in the fourth quarter of fiscal 2025 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to these creditors. For the remainder of the creditors, this transaction was accounted for as a modification. Pursuant to ASC 470, third-party costs and fees paid to creditors of $4.4 million and $1.4 million, respectively, were capitalized and recorded as deferred issuance costs and debt discount, respectively. An additional $2.2 million of third party legal fees were expensed as incurred in the period.

2021 Amended and Restated Credit Agreement
On September 27, 2021, the Company and certain of its subsidiaries refinanced its term loan and revolving credit facility by entering into an Amended and Restated Credit and Guaranty Agreement as of September 27, 2021 (the "2021 Credit Agreement") with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other lenders. The 2021 Credit Agreement amended the Company’s Amended and Restated Credit and Guaranty Agreement dated as of December 17, 2018 ("2018 Credit Agreement").
The credit facilities under the 2021 Credit Agreement consisted of:
•A $1.5 billion secured term loan (“2021 Term Loan”) with a maturity date of September 25, 2026; and
•A secured revolving credit facility (“2021 Revolver”) under which the Company may borrow up to $2.0 billion, subject to certain sublimits, with a maturity date of September 25, 2026.
Borrowings under the 2021 Credit Agreement, other than Swing Line Loans, bore interest, at the Company’s option, at the Base Rate, at the Term SOFR Rate, at the Alternative Currency Daily Rate, or at the Daily SOFR Rate, in each case plus the Applicable Rate. The terms of the 2021 Credit Agreement were consistent with those described above for the 2025 Credit Agreement.
Interest expense, non-cash interest expense, the weighted average interest rate, and the interest rate at the end of period under the 2025 Credit Agreement and the 2021 Credit Agreement were as follows:

	Years Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Interest expense(1)	$71.2	$85.8	$92.4
Non-cash interest expense	$2.1	$2.2	$2.3
Weighted average interest rate	5.47%	6.39%	5.84%
Interest rate at end of period	5.26%	5.96%	6.42%
(1) Interest expense includes non-cash interest expense related to the amortization of the deferred issuance costs and accretion of the debt discount, but does not include amounts received under interest rate swap agreements.
Under the Company’s interest rate swap agreements, it received $6.7 million, $16.8 million and $35.4 million in fiscal 2025, 2024, and 2023, respectively, which was recorded as a reduction to interest expense in the Company’s Consolidated Statements of Income.
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
The Company has the option to redeem the 2029 Senior Notes on or after September 28, 2025 at 100% of par. In addition, if the Company undergoes a change of control coupled with a decline in ratings, as provided in the indenture, the Company will be required to make an offer to purchase each holder’s 2029 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.
The Company evaluated the 2029 Senior Notes for derivatives pursuant to ASC 815 and did not identify any embedded derivatives that require bifurcation. All features were deemed to be clearly and closely related to the host instrument.
Interest expense for the 2029 Senior Notes and 2028 Senior Notes was as follows:

		Years Ended
		September 27, 2025		September 28, 2024		September 30, 2023
	Interest Rate	Interest Expense(1)	Non-Cash Interest Expense	Interest Expense(1)	Non-Cash Interest Expense	Interest Expense(1)	Non-Cash Interest Expense
2029 Senior Notes	3.250%	$32.9	$2.1	$32.9	$2.1	$33.5	$2.1
2028 Senior Notes	4.625%	19.2	0.7	19.2	0.7	19.5	0.7
Total		$52.1	$2.8	$52.1	$2.8	$53.0	$2.8
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
The Company also has investments in derivative instruments comprised of interest rate swaps, forward foreign currency contracts and foreign currency option contracts. These instruments were valued using analyses obtained from independent third-party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of these derivative contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 2 for further discussion and information on these derivative contracts.
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following:

		Fair Value Measurements at September 27, 2025
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$740.2	$740.2	$—	$—
U.S. Treasury securities	332.8	332.8	—	—
Interest rate swaps	3.2	—	3.2	—
Forward foreign currency contracts	1.6	—	1.6	—
Total	$1,077.8	$1,073.0	$4.8	$—
Liabilities:
Forward foreign currency contracts	$6.1	$—	$6.1	$—
Total	$6.1	$—	$6.1	$—

		Fair Value Measurements at September 28, 2024
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$341.7	$341.7	$—	$—
U.S. Treasury securities	626.3	626.3	—	—
Commercial paper	24.9	24.9	—	—
Interest rate swaps	3.1	—	3.1	—
Forward currency option contracts	0.8	—	0.8	—
Total	$996.8	$992.9	$3.9	$—
Liabilities:
Contingent consideration	$1.1	$—	$—	$1.1
Interest rate swaps	0.2	—	0.2	—
Forward foreign currency contracts	12.6	—	12.6	—
Total	$13.9	$—	$12.8	$1.1
Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, during the years ended September 27, 2025, September 28, 2024, and September 30, 2023 were as follows:

	Years Ended
	2025	2024	2023
Balance at beginning of period	$1.1	$2.0	$23.4
Contingent consideration recorded at acquisition	—	—	1.1
Fair value adjustments	—	1.7	(14.9)
Payments	(1.1)	(2.6)	(7.6)
Balance at end of period	$—	$1.1	$2.0
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of equity investments, property, plant and equipment, intangible assets, and goodwill. During the second quarter of fiscal 2025, the Company recorded intangible asset impairment charges, excluding an in-process research and development project from the Mobidiag acquisition, aggregating $204.0 million related to developed technology, trade names, and customer relationships acquired in the Acessa, Bolder, Diagenode and Mobidiag acquisitions. The Acessa and Bolder businesses are part of the Company’s GYN Surgical segment and the Diagenode and Mobidiag businesses are part of the Company’s Diagnostics segment. The total charges by asset group for each of Acessa, Bolder, Diagenode and Mobidiag were $61.9 million, $64.5 million, $38.6 million, and $39.0 million, respectively. Subsequent to the impairment charges, the carrying values of the definite-lived intangible assets for the Acessa, Bolder, Diagenode and Mobidiag asset groups were $7.2 million, zero, $3.0 million, and $6.7 million, respectively. During the second quarter of fiscal 2025, the Company also recorded a $16.9 million impairment charge for the in-process research and development project from the Mobidiag acquisition. During the fourth quarter of fiscal 2025, the Company recorded an additional $5.0 million impairment charge on this in-process research and development project reducing the carrying value to zero.
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
During the first quarter of fiscal 2024, the Company recorded a $12.5 million impairment charge for right-of-use lease assets related to the closure of its Mobidiag facilities in Finland and France (see Note 8 for further discussion), reducing the carrying value to zero. In addition, during the first quarter of fiscal 2024, the Company recorded a $4.3 million impairment charge for the in-process research and development project from the Mobidiag acquisition, reducing the carrying value of this asset to $22.4 million.
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
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments mainly consist of cash and cash equivalents, United States Treasury securities, commercial paper, accounts receivable, equity investments, interest rate swaps, forward foreign currency contracts, foreign currency option contracts, insurance contracts, accounts payable and debt obligations. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company’s United States Treasury securities, commercial paper, interest rate swaps, forward foreign currency contracts and foreign currency option contracts were recorded at fair value. The carrying amount of the insurance contracts were recorded at their cash surrender value, as required by U.S. GAAP, which approximates fair value. The Company believes the carrying amounts of its equity investments approximate fair value.
The Company’s cash and cash equivalents and short-term investments were as follows:

	September 27, 2025
	Valuation				Balance Sheet Classification
in millions	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and cash equivalents	Investments
Cash	$1,129.7	$—	$—	$1,129.7	$1,129.7	$—
Money market mutual funds	740.2	—	—	740.2	740.2	—
U.S. Treasury debt securities	332.7	0.1	—	332.8	89.6	243.2
Total	$2,202.6	$0.1	$—	$2,202.7	$1,959.5	$243.2

	September 28, 2024
	Valuation				Balance Sheet Classification
in millions	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and cash equivalents	Investments
Cash	$1,437.1	$—	$—	$1,437.1	$1,437.1	$—
Money market mutual funds	341.7	—	—	341.7	341.7	—
U.S. Treasury debt securities	624.7	1.6	—	626.3	356.5	269.8
Commercial paper	24.9	—	—	24.9	24.9	—
Total	$2,428.4	$1.6	$—	$2,430.0	$2,160.2	$269.8
The Company classifies its investments in debt securities as available-for-sale and records them at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss), which was immaterial for the year ended September 27, 2025. The Company periodically assesses these securities for potential impairment losses and credit losses. The amount of credit losses, if any, will be determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. There were no impairments and credit losses related to available-for-sale securities for the years ended September 27, 2025 and September 28, 2024.
The Company classifies all highly liquid investments with stated maturities of three months or less from the date of purchase as cash equivalents. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the years ended September 27, 2025 and September 28, 2024, respectively. There were no sales prior to maturities, of available-for-sale securities during the years ended September 27, 2025 and September 28, 2024.
The fair value of the available-for-sale securities by contractual maturity as of September 27, 2025 and September 28, 2024 are as follows:

	September 27, 2025	September 28, 2024
in millions	Fair Value	Fair Value
Due in three months or less	$89.6	$381.4
Due after three months through one year	243.2	173.4
Due after one year through five years	—	96.4
Total available-for-sale securities	$332.8	$651.2
Amounts outstanding under the Company’s 2025 Credit Agreement of $1.169 billion aggregate principal as of September 27, 2025 were subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 2028 Senior Notes and 2029 Senior Notes had fair values of approximately $397.9 million and $916.8 million, respectively, as of September 27, 2025 based on their trading prices, representing a Level 1 measurement. Refer to Note 9 for the carrying amounts of the various components of the Company’s debt.
11. Income Taxes
The Company’s income before income taxes consisted of the following:

	Years Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Domestic	$381.1	$609.4	$861.4
Foreign	300.1	255.7	(185.3)
	$681.2	$865.1	$676.1

The provision (benefit) for income taxes contained the following components:

	Years Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Federal:
Current	$182.6	$91.6	$250.6
Deferred	(95.7)	(50.9)	(72.1)
	86.9	40.7	178.5
State:
Current	34.8	14.2	45.9
Deferred	(19.4)	(7.5)	(9.4)
	15.4	6.7	36.5
Foreign:
Current	39.7	41.9	32.7
Deferred	(26.5)	(13.7)	(27.6)
	13.2	28.2	5.1
	$115.5	$75.6	$220.1
The income tax provision differed from the tax provision computed at the U.S. federal statutory rate due to the following:

	Years Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Income tax provision at federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	2.2	2.5	4.1
U.S. tax on foreign earnings	0.8	0.5	(1.0)
Tax credits	(1.8)	(1.6)	(1.1)
Unrecognized tax benefits	1.5	3.9	3.5
Compensation	1.0	1.0	0.8
Foreign rate differential	(9.0)	(6.8)	(4.8)
Assets held-for-sale charge	—	—	1.5
Change in valuation allowance	(4.0)	2.7	8.2
Return to provision	1.8	(1.2)	(1.9)
Expiration of tax loss carryforwards	3.7	—	—
Worthless stock deduction	—	(12.4)	—
Other	(0.2)	(0.9)	2.3
	17.0%	8.7%	32.6%
The Company’s effective tax rate for fiscal 2025 differed from the U.S. statutory tax rate primarily due to the geographic mix of income, which was impacted by impairment charges in high-tax jurisdictions recorded in the second quarter of fiscal 2025, and income earned by the Company’s international subsidiaries, which are generally taxed at rates lower than the U.S. statutory tax rate, the U.S. deduction for foreign derived intangible income, federal and state tax credits, and U.S. tax on foreign earnings.
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
The Company’s effective tax rate for fiscal 2023 was higher than the U.S. statutory tax rate primarily due to the tax effect of the SSI ultrasound imaging assets held-for-sale charge, income tax reserves, the global intangible low-taxed income inclusion, and state income taxes, partially offset by the impact of the U.S. deduction for foreign derived intangible income, and the geographic mix of income earned by our international subsidiaries.

The Company obtains tax incentives through the Free Trade Zone Regime offered in Costa Rica which allows 100 percent exemption from income tax in the first eight years of operations and 50 percent exemption in the following four years. This tax incentive resulted in income tax savings of $79.7 million, $79.8 million and $45.5 million, or $0.35, $0.34 or $0.18 per share to diluted net income in fiscal years 2025, 2024 and 2023, respectively. The tax incentive for 100 percent exemption from income tax expires in fiscal year 2029, with the 50 percent exemption to expire in fiscal year 2033. The Company’s historical practice has been to renew, extend, or obtain new tax incentive grants upon expiration of existing tax incentive grants. If the Company is not able to renew, extend, or obtain new tax incentive grants, the expiration of existing tax incentive grants could have a material impact on the Company’s financial results in future periods.
The Company’s significant deferred tax assets and liabilities were as follows:

	September 27, 2025	September 28, 2024
Deferred tax assets
Net operating loss and other tax carryforwards	$129.2	$137.1
Capitalized research and development	134.2	96.8
Non-deductible accruals	37.9	41.0
Non-deductible reserves	43.3	37.8
Stock-based compensation	21.7	21.9
Nonqualified deferred compensation plan	17.3	15.9
Lease liability	27.5	26.2
Other temporary differences	31.6	21.0
	442.7	397.7
Less: valuation allowance	(121.7)	(143.1)
	$321.0	$254.6
Deferred tax liabilities
Depreciation and amortization	$(99.8)	$(161.8)
Right of use asset	(24.8)	(23.4)
	$(124.6)	$(185.2)
	$196.4	$69.4
Under ASC 740, Accounting for Income Taxes (ASC 740), the Company can only recognize the future benefit of deferred tax assets to the extent that it is “more likely than not” that these assets will be realized. After considering all available positive and negative evidence, the Company establishes a valuation allowance against specifically identified deferred tax assets because it is more-likely-than-not that these assets will not be realized. In making this determination, the Company considers numerous factors including historical profitability, estimated future taxable income and the character of such income. The valuation allowance decreased by $21.4 million in fiscal 2025 compared to fiscal 2024 primarily due to the expiration of state capital loss carryforwards which were subject to a valuation allowance.
As of September 27, 2025, the Company had $81.0 million, $215.7 million, and $253.9 million in gross federal, state, and foreign net operating losses, respectively, $4.9 million and $2.4 million in federal and state credit carryforwards, respectively, and $10.2 million and $134.4 million in gross state and foreign capital loss carryforwards, respectively. These losses, credits, and capital loss carryforwards expire between 2026 and 2044, except for $161.6 million in losses, $4.7 million in credits, and $134.4 million in capital loss carryforwards that have unlimited carryforward periods. The state and foreign net operating losses include $147.9 million and $186.8 million, respectively, and the state capital loss carryforwards include $10.2 million, that the Company expects will expire unutilized.
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
The Company’s gross unrecognized tax benefits decreased $6.8 million from fiscal 2024 to 2025 primarily due to reserve releases resulting from statute of limitations expirations and audit settlements, which were partially offset by intercompany transfer pricing for ordinary business operations and increases to prior year positions. The $16.7 million increase in gross unrecognized tax benefits from fiscal 2023 to 2024 was primarily due to intercompany transfer pricing for ordinary business operations and increases to prior year positions, which were partially offset by reserve releases resulting from statute of limitations expirations and audit settlements. In the next twelve months it is reasonably possible that the Company will reduce its gross unrecognized tax benefits, excluding interest, by up to $9.8 million due to expiring statutes of limitations. The timing of the ultimate resolution of the Company’s examinations with relevant taxing authorities, which can include formal administrative and legal proceedings, and could have a significant impact on the reversal of unrecognized tax benefits, is difficult to predict. As a result, the Company is not able to provide a reasonably reliable estimate of the timing for reversals of unrecognized income tax benefits that are under examination.
The Company’s unrecognized income tax benefits activity for fiscal 2025, 2024 and 2023 was as follows:

	2025	2024	2023
Balance at beginning of fiscal year	$273.2	$256.5	$247.6
Tax positions related to current year:
Additions	6.7	7.8	6.8
Tax positions related to prior years:
Additions related to change in estimate	10.5	11.8	4.5
Reductions	(0.6)	(2.1)	—
Lapses in statutes of limitations and settlements	(25.3)	(0.8)	(2.4)
Acquired tax positions:
Additions related to reserves acquired from acquisitions	1.9	—	—
Balance as of the end of the fiscal year	$266.4	$273.2	$256.5
As of fiscal 2025, 2024, and 2023 there were $193.1 million, $213.9 million, and $240.5 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. During fiscal years 2025, 2024, and 2023, the Company recognized $18.5 million, $20.3 million, and $15.8 million in gross interest. The Company had gross accrued interest of $68.9 million and $50.4 million as of September 27, 2025 and September 28, 2024, respectively, and accrued penalties were not significant.
The Company and its subsidiaries are subject to examination by U.S. federal, state, and foreign tax authorities. The Company is currently undergoing several income tax audits including examinations by the U.S. Internal Revenue Service (fiscal years 2017-2020), U.K. HM Revenue and Customs (fiscal years 2018-2022) and various state tax authorities. Excluding jurisdictions under audit, the Company’s income tax returns are generally no longer subject to examination prior to fiscal year 2021.
On July 4, 2025, H.R. 1 (also known as the “One Big Beautiful Bill”) was signed into law, introducing significant changes to U.S. federal tax law. Among other provisions, H.R. 1 provides for accelerated cost recovery of qualified property, immediate expensing of U.S.-based research and development costs, and changes to the U.S. international taxation regime. Provisions impacting the Company during fiscal year 2025 included the accelerated cost recovery of qualified property. Other provisions will take effect during fiscal years 2026 and 2027. H.R. 1 did not have a material effect on our consolidated financial statements or our results of operations for the fiscal year ending September 27, 2025.
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
12. Stockholders’ Equity and Stock-Based Compensation
Stock Repurchase Program
On September 22, 2022, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.0 billion of the Company’s outstanding common stock, effective as of the close of trading September 23, 2022. This repurchase program replaced the previous $1.0 billion authorization. During fiscal 2025, 2024 and 2023, the Company repurchased 2.4 million, 4.2 million and 6.8 million shares of its common stock, under this authorization, for total consideration of $190.3 million, $308.3 million and $501.6 million, respectively. As of the first quarter of fiscal 2025, no amounts remained available under this authorization.
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
On September 12, 2024, the Board of Directors authorized a new stock repurchase program, with a five-year term, to repurchase up to $1.5 billion of the Company’s outstanding stock. This new stock repurchase authorization was in addition to the Company’s prior stock repurchase authorization. Exclusive of shares repurchased pursuant to the accelerated share repurchase agreement described below, during fiscal 2025, the Company repurchased 4.7 million shares of its common stock for total consideration of $312.6 million. As of September 27, 2025, $937.5 million remained unused under this program. This amount excludes the 1% excise tax on share repurchases for all programs described of $6.8 million, $7.2 million and $2.9 million in fiscal 2025, 2024 and 2023, respectively.
On November 19, 2024, the Company executed an ASR agreement with JPMorgan Chase & Co., (“JP Morgan”) pursuant to its existing authorizations and pursuant to which the Company agreed to repurchase $250.0 million of the Company’s common stock. In connection with the launch of the ASR, on November 20, 2024, the Company paid JP Morgan an aggregate of $250.0 million and received approximately 2.5 million shares of the Company’s common stock, representing 80% of the transaction value based on the Company’s closing share price on November 18, 2024. On December 23, 2024, the ASR agreement was completed, and the Company received an additional 0.8 million shares for the final settlement. This final settlement was based on the total transaction value and the volume-weighted average share price of the Company’s common stock during the term of the agreement.
Stock-Based Compensation
Equity Compensation Plans
The Company has one share-based compensation plan pursuant to which equity awards are currently being issued—the 2008 amended and restated Equity Incentive Plan (“2008 Equity Plan”). The purpose of the 2008 Equity Plan is to provide stock options, restricted stock units and other equity interests in the Company to employees, officers, directors, consultants and advisors of the Company and any other person who is determined by the Board of Directors to have made (or is expected to make) contributions to the Company. The 2008 Equity Plan is administered by the Board of Directors of the Company. On December 8, 2022, the Board of Directors approved an additional 6.5 million shares of common stock available under the 2008 Equity Plan increasing the total shares reserved for issuance under the plan to 38 million. As of September 27, 2025, the Company had 6.3 million shares available for future grant under the 2008 Equity Plan.
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income in fiscal 2025, 2024 and 2023:

	2025	2024	2023
Cost of revenues	$11.9	$10.7	$10.5
Research and development	8.2	10.3	10.5
Selling and marketing	14.2	13.4	12.0
General and administrative	50.0	47.9	46.6
	$84.3	$82.3	$79.6
Grant-Date Fair Value
The Company uses a binomial model to determine the fair value of its stock options. The Company considers a number of factors to determine the fair value of options including the assistance of an outside valuation adviser. Information pertaining to stock options granted during fiscal 2025, 2024 and 2023 and related assumptions is as follows:

	Years Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Options granted (in millions)	0.6	0.6	0.5
Weighted-average exercise price	$77.42	$72.34	$74.66
Weighted-average grant date fair value	$26.08	$25.07	$25.95
Assumptions:
Risk-free interest rates	4.2%	4.4%	4.3%
Expected life (in years)	4.8	4.8	4.8
Expected volatility	32.5%	33.4%	33.9%
Dividend yield	—	—	—
The risk-free interest rate was based on a treasury instrument whose term was consistent with the expected life of the stock options. In projecting expected stock price volatility, the Company uses a weighted combination of historical stock price volatility and implied volatility from observable market prices of similar equity instruments. The Company estimated the expected life of stock options based on historical experience using employee exercise and option expiration data.
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
The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Under ASC 718, the Company’s accounting policy is to estimate forfeitures at the time awards are granted and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 6.0% as of September 27, 2025 depending on the specific employee group. This analysis is re-evaluated annually and the forfeiture rate adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.
Stock-based compensation expense related to stock options was $13.6 million, $14.0 million, and $14.2 million in fiscal 2025, 2024 and 2023, respectively. Stock compensation expense related to stock units, including RSUs, performance stock units (“PSUs”), free cash flow performance stock units (“FCF PSUs”) and market stock units (“MSUs”) was $64.4 million, $61.1 million, and $58.5 million in fiscal 2025, 2024 and 2023, respectively. The related tax benefit recorded in the Consolidated Statements of Income was $12.3 million, $11.4 million and $10.7 million in fiscal 2025, 2024 and 2023, respectively. At September 27, 2025, there was $9.4 million and $45.1 million of unrecognized compensation expense related to stock options and stock units, respectively, to be recognized over a weighted average period of 2.4 years and 1.8 years, respectively.
Share Based Payment Activity
The following table summarizes all stock option activity under the Company’s stock option plans for the year ended September 27, 2025:

	Number of Shares (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at September 28, 2024	4.3	$55.32
Granted	0.6	77.42
Canceled/ forfeited	(0.2)	73.06
Exercised	(0.4)	46.20		9.5
Options outstanding at September 27, 2025	4.3	$58.34	4.9	$51.1
Options exercisable at September 27, 2025	3.0	$51.77	3.6	$50.9
Options vested and expected to vest at September 27, 2025 (1)	4.2	$58.29	4.9	$51.1

(1)This represents the number of vested stock options as of September 27, 2025 plus the unvested outstanding options at September 27, 2025 expected to vest in the future, adjusted for estimated forfeitures.
During fiscal 2024 and 2023, the total intrinsic value of options exercised (i.e., the difference between the market price on the date of exercise and the price paid by the employee to exercise the options) was $15.5 million and $18.4 million, respectively.
A summary of the Company’s RSU, PSU, FCF and MSU activity during the year ended September 27, 2025 is presented below:

Non-vested Shares	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested at September 28, 2024	1.7	$73.84
Granted	0.9	78.91
Vested	(0.8)	72.47
Forfeited	(0.1)	75.03
Non-vested at September 27, 2025	1.7	$76.77
The number of RSUs vested includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. The Company pays the minimum statutory tax withholding requirement on behalf of its employees. During fiscal 2025, 2024 and 2023 the total fair value of RSUs vested was $56.7 million, $51.5 million and $48.4 million, respectively.
The Company granted 0.7 million, 0.7 million and 0.7 million RSUs during fiscal 2025, 2024 and 2023, respectively, with a weighted-average grant date fair value of $78.30, $72.35, and $74.59, respectively. In addition, included in the above chart, the Company also granted 0.1 million, 0.1 million and 0.1 million PSUs during fiscal 2025, 2024, and 2023, respectively, to members of the Company’s senior management team, which can result in additional shares issued upon achieving metrics within the performance criteria. Each recipient of the PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of the three year performance period provided the Company’s defined Return on Invested Capital metrics are achieved. The Company also granted 0.1 million, 0.1 million and 0.1 million of FCF PSUs based on a three-year cumulative free cash flow measure to its senior management team in fiscal 2025, 2024 and 2023, respectively. Each recipient of FCF PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of the three year or one-year measurement periods. The PSUs and FCF PSUs were valued at $79.01, $71.94 and $74.35 per share based on the ending stock price on the date of grant in fiscal 2025, 2024 and 2023, respectively. The PSUs and FCF PSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million, 0.1 million and 0.1 million MSUs during fiscal 2025, 2024 and 2023, respectively, to its senior management team. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of the three year performance period based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $86.99, $88.06 and $97.91 per share using the Monte Carlo simulation model in fiscal 2025, 2024 and 2023, respectively. These awards cliff-vest three years from the date of grant, and the Company recognizes compensation expense for the MSUs ratably over the service period regardless of the measurement criteria being met.
As a result of the Merger Agreement, at closing of the transaction all outstanding restricted stock units, including PSUs and MSUs, granted by the Company prior to the date of the Merger Agreement will be cancelled and converted into the right to receive the merger consideration in respect of each share. At the closing, each Company stock option that is outstanding and unvested will vest in full, and will be cancelled and converted into the right to receive the merger consideration less the exercise price.
Employee Stock Purchase Plan
The Hologic, Inc. Amended and Restated 2012 Employee Stock Purchase Plan (“2012 ESPP”) provides for the granting of up to 8.5 million shares of the Company’s common stock to eligible employees. The 2012 ESPP plan period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lower of (i) the market price per share of the common stock on the first day of the offering period or (ii) the market price per share of the common stock on the purchase date. Stock-based compensation expense in fiscal 2025, 2024 and 2023 was $6.3 million, $7.2 million and $6.9 million, respectively.
The Company uses the Black-Scholes model to estimate the fair value of shares to be issued as of the grant date using the following weighted average assumptions:

	September 27, 2025	September 28, 2024	September 30, 2023
Assumptions:
Risk-free interest rates	4.58%	5.29%	4.10%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	32.8%	33.4%	34.0%
Dividend yield	—	—	—
13. 401(k) Plan
The Company’s U.S. employees have access to a qualified 401(k) defined contribution plan. The Company made contributions of $24.0 million, $23.3 million and $23.9 million for fiscal 2025, 2024 and 2023, respectively.
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
Annually, the Compensation Committee of the Board of Directors has approved a discretionary cash contribution to the DCP for each year. Discretionary contributions by the Company to the DCP are held in a Rabbi Trust. The Company records compensation expense for the DCP discretionary contributions ratably over the three-year vesting period of each annual contribution, unless the participant meets the plan retirement provision of reaching a certain age and years of service criteria in which case the expense is accelerated to match the required service period to receive such benefit. Under the DCP, the Company recorded compensation expense related to Company contributions of $2.7 million, $3.5 million and $3.9 million in fiscal 2025, 2024 and 2023, respectively. The full amount of the discretionary contribution along with employee deferrals and reflecting market returns of investment elections is recorded within accrued expenses and totaled $92.4 million and $82.4 million at September 27, 2025 and September 28, 2024, respectively.
The Company has purchased Company-owned group life insurance contracts, in which both voluntary and discretionary Company DCP contributions are invested, to partially fund payment of the Company’s obligation to the DCP participants. The total amount invested at September 27, 2025 and September 28, 2024 was $78.6 million and $71.0 million, respectively. The values of these life insurance contracts are recorded in other long-term assets. Changes in the cash surrender value of life insurance contracts, which were not significant in fiscal 2025, 2024 and 2023, are recorded within other income (expense), net in the Company’s Consolidated Statements of Income.
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

15. Non-cancelable Purchase Commitments
The Company has certain non-cancelable purchase obligations primarily related to inventory purchases and diagnostics instruments, primarily Panther systems, and to a lesser extent other operating expense commitments. These obligations are not recorded in the Consolidated Balance Sheets. For reasons of quality assurance, sole source availability or cost effectiveness, certain key components and raw materials and instruments are available only from a sole supplier and the Company has certain long-term supply contracts to assure continuity of supply. At September 27, 2025, non-cancelable purchase commitments were as follows:

Fiscal 2026	513.1
Fiscal 2027	34.8
Fiscal 2028	12.0
Fiscal 2029	9.6
Fiscal 2030	2.4
Thereafter	0.7
Total	$572.6
16. Litigation and Related Matters
On November 4, 2022, a product liability complaint was filed against the Company in Massachusetts state court by a group of plaintiffs who claim they sustained injuries caused by the BioZorb 3D Bioabsorbable Marker, and additional complaints were subsequently filed alleging similar claims. The BioZorb device is an implantable three-dimensional marker that helps clinicians overcome certain challenges presented by breast conserving cancer surgery (lumpectomy). The complaints allege that the plaintiffs suffered side effects that were not disclosed in the BioZorb instructions for use and make various additional claims related to the design, manufacture and marketing of the device. Complaints have been filed on behalf of approximately 200 plaintiffs, one pending in Massachusetts state court, two pending in U.S. District Court for the Western District of Kentucky, and the remainder in U.S. District Court for the District of Massachusetts. While the Company believes it has valid defenses and plans to vigorously defend its position and does not expect the outcome of this matter to have a material impact on its consolidated financial statements, litigation can be costly and unpredictable and the Company cannot fully assess the outcome of this matter.

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
17. Business Segments and Geographic Information
The Company reports segment information in accordance with ASC 280, Segment Reporting. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s reportable segments have been identified based on the types of products manufactured and the end markets to which the products are sold. Each reportable segment generates revenue from either the sale of medical equipment and related services and/or sale of disposable products and supplies, primarily used for diagnostic testing and surgical procedures. The Company has four reportable segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. The Company’s chief executive officer is the chief operating decision maker (“CODM”). The Company measures and evaluates its reportable segments based on segment revenues and segment operating income (loss), which includes cost of revenues and operating expenses. The Company allocates the cost of corporate functions, including depreciation expense, to its segments at predetermined rates. The Company excludes from segment expenses and segment operating income certain transactions and expenses that the CODM considers to not be representative of core operating performance, such as amounts related to intangible asset amortization expense, goodwill and intangible asset impairment charges, transaction and integration expenses for acquisitions and other acquisition related charges, restructuring, consolidation and divestiture charges, legal settlements, and other one-time or unusual items.

The CODM uses segment revenues and segment operating income (loss) primarily in the budget, forecasting and quarterly business review processes. During these evaluations, the CODM analyzes budget and forecast versus actual results, which are used to assess the performance of reportable segments and to allocate resources across reportable segments. The table below reconciles segment revenues to segment operating income (loss) with the expense categories presented reflecting the expenses that the Company has determined to be significant segment expenses. Significant segment expenses are the expense categories that are regularly provided to the CODM for decision making.
Identifiable assets for the reportable segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company has presented all other identifiable assets as corporate assets.

		Year Ended September 27, 2025
		Diagnostics	Breast Health	GYN Surgical	Skeletal Health	Consolidated
Total revenues		$1,827.2	$1,484.1	$679.8	$109.4	$4,100.5
Segment expenses:
Cost of revenues		689.6	611.2	208.3	90.3	1,599.4
Research and development		126.7	84.5	31.9	2.7	245.8
Sales and marketing		228.8	198.5	167.1	9.4	603.8
General and administrative		182.2	153.1	67.9	10.7	413.9
Segment income (loss) from operations		$599.9	$436.8	$204.6	$(3.7)	$1,237.6
Unallocated amounts:
Cost of revenue adjustments(1)						23.3
Amortization of acquired intangible assets						190.9
Impairment of intangible assets and equipment						225.9
Restructuring, integration and acquisition-related charges						76.0
Other operating expense adjustments						7.2
Income from operations						$714.3
Interest expense, net						(42.7)
Foreign currency and other non-operating income, net						9.6
Income before income taxes						$681.2
(1) Primarily related to the fair value write-up of inventory sold related to the Gynesonics acquisition and costs associated with the shutdown of the Manchester, England manufacturing location, primarily accelerated depreciation and excess inventory charges.

	Year Ended September 27, 2025
	Diagnostics	Breast Health	GYN Surgical	Skeletal Health	Corporate	Consolidated
Depreciation and amortization	$199.4	$51.3	$48.2	$0.9	$—	$299.8
Capital expenditures	86.7	19.9	25.1	0.4	4.9	137.0
Identifiable assets	2,244.0	1,531.3	1,644.9	31.2	3,563.5	9,014.9

		Year Ended September 28, 2024
		Diagnostics	Breast Health	GYN Surgical	Skeletal Health	Consolidated
Total revenues		$1,782.0	$1,522.9	$641.3	$84.1	$4,030.3
Segment expenses:
Cost of revenues		700.2	631.1	179.5	60.6	1,571.4
Research and development		151.0	79.4	28.9	3.4	262.7
Sales and marketing		239.1	191.7	144.7	9.8	585.3
General and administrative		182.2	144.0	63.7	10.8	400.7
Segment income (loss) from operations		$509.5	$476.7	$224.5	$(0.5)	$1,210.2
Unallocated amounts:
Cost of revenue adjustments(2)						11.4
Amortization of acquired intangible assets						209.7
Impairment of intangible assets and equipment						44.8
Restructuring, integration and acquisition-related charges						51.7
Other operating expense adjustments						10.0
Income from operations						$882.6
Interest expense, net						(13.4)
Foreign currency and other non-operating expenses, net						(4.1)
Income before income taxes						$865.1
(2) Primarily related to the fair value write-up of inventory sold related to the Endomagnetics acquisition and charges for non-cancelable purchase orders related to a product line discontinuance in the Diagnostics division.

	Year Ended September 28, 2024
	Diagnostics	Breast Health	GYN Surgical	Skeletal Health	Corporate	Consolidated
Depreciation and amortization	$218.8	$41.6	$48.1	$0.5	$—	$309.0
Capital expenditures	80.2	30.9	16.6	1.4	1.1	130.2
Identifiable assets	2,431.3	1,588.9	1,419.9	48.3	3,667.6	9,156.0

		Year Ended September 30, 2023
		Diagnostics	Breast Health	GYN Surgical	Skeletal Health	Consolidated
Total revenues		$1,880.1	$1,432.7	$604.2	$113.4	$4,030.4
Segment expenses:
Cost of revenues		699.1	609.0	164.2	76.8	1,549.1
Research and development		157.1	95.0	35.5	5.0	292.6
Sales and marketing		248.6	193.0	144.6	9.1	595.3
General and administrative		177.5	142.2	56.8	9.7	386.2
Segment income from operations		$597.8	$393.5	$203.1	$12.8	$1,207.2
Unallocated amounts:
Cost of revenue adjustments(3)						24.6
Amortization of acquired intangible assets						233.8
Impairment of intangible assets and equipment						223.8
Loss on assets held-for-sale						51.7
Restructuring, integration and acquisition-related charges						14.1
Contingent consideration adjustments						(14.9)
Other operating expense adjustments						5.7
Income from operations						$668.4
Interest income, net						9.4
Foreign currency and other non-operating expense, net						(1.7)
Income before income taxes						$676.1
(3) Primarily related to the write off of inventory related to a product line discontinuance in the Diagnostics division.

	Year Ended September 30, 2023
	Diagnostics	Breast Health	GYN Surgical	Skeletal Health	Corporate	Consolidated
Depreciation and amortization	$224.7	$50.0	$48.0	$0.7	$—	$323.4
Capital expenditures	85.2	41.1	17.0	0.8	6.1	150.2
Segment assets	2,596.4	1,170.1	1,455.4	33.7	3,883.7	9,139.3
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
Revenues by geography as a percentage of total revenues were as follows:

	Years Ended
	September 27, 2025	September 28, 2024	September 30, 2023
United States	74.3%	75.0%	75.9%
Europe	14.5%	13.2%	12.9%
Asia-Pacific	5.9%	6.5%	6.3%
Rest of world	5.3%	5.3%	4.9%
	100.0%	100.0%	100.0%

The Company’s property, plant and equipment were geographically located as follows:

	September 27, 2025	September 28, 2024	September 30, 2023
United States	$412.5	$379.7	$367.6
Europe	74.1	70.6	67.0
Costa Rica	38.0	40.0	36.0
United Kingdom	16.6	32.0	32.4
Rest of world	18.4	15.5	14.0
	$559.6	$537.8	$517.0
18. Accrued Expenses and Other Long-Term Liabilities
Accrued expenses and other long-term liabilities consisted of the following:

	September 27, 2025	September 28, 2024
Accrued Expenses
Compensation and employee benefits	$294.2	$289.0
Income and other taxes	72.8	69.4
Operating leases	27.0	24.0
Other	183.7	197.3
	$577.7	$579.7

	September 27, 2025	September 28, 2024
Other Long-Term Liabilities
Reserve for income tax uncertainties	$330.4	$311.8
Operating leases	79.4	83.9
Other	10.2	10.6
	$420.0	$406.3