Form 10-K/A
period 2025-09-27
HOLOGIC INC
filed 2026-01-22
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-K/A
Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2025
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
As of January 16, 2026, 223,244,905 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
None.

HOLOGIC, INC.
ANNUAL REPORT ON FORM 10-K/A
For the Fiscal Year Ended September 27, 2025

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended September 27, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on November 18, 2025 (the “Original Form 10-K”). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K to include the information required by Part III of the Form 10-K that we did not include in the Original Form 10-K, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended September 27, 2025. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak only as of the date of the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC.
In this Annual Report, the terms the “Company,” “Hologic,” “we,” “us,” and “our” refer to Hologic, Inc. and its subsidiaries, unless the context indicates otherwise.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The name and age of each member of our board of directors (“Board”), their positions held with the Company (if any) and other biographical information as of January 16, 2026 is set forth below.

Stephen P. MacMillan, age 62, was appointed as President, Chief Executive Officer and a director in December 2013 and was elected Chairman of the Board in June 2015. From October 2012 to December 2013, Mr. MacMillan was the Chief Executive Officer of sBioMed, LLC, a biomedical research company. From 2003 to 2012, he served in various roles at Stryker Corporation, including Chief Operating Officer from 2003 to 2005, Chief Executive Officer from 2005 to 2012 and Chairman from 2010 to 2012. Prior to 2003, Mr. MacMillan was a senior executive with Pharmacia Corporation, where he oversaw five global businesses. Prior to joining Pharmacia, Mr. MacMillan spent 11 years with Johnson & Johnson in a variety of senior roles in both the U.S. and Europe, including as President of its consumer pharmaceuticals joint venture with Merck. Mr. MacMillan began his career with Procter & Gamble in 1985. Mr. MacMillan previously served on the board of directors of Illumina, Inc., Boston Scientific Corporation, Stryker Corporation and Texas Instruments Incorporated. Mr. MacMillan holds a Bachelor of Arts degree in economics from Davidson College, where he previously served on the Board of Trustees, and is a graduate of Harvard Business School’s Advanced Management Program. He is a unique leader who has led the Company through a period of dramatic transformation and revitalization.

Charles J. Dockendorff, age 71, joined our Board in May 2017. Mr. Dockendorff was formerly Executive Vice President and Chief Financial Officer of Covidien plc, a global medical device and supplies company. He was CFO at Covidien and its predecessor, Tyco Healthcare, from 1995 to 2015. Mr. Dockendorff joined the Kendall Healthcare Products Company, the foundation of the Tyco Healthcare business, in 1989 as Controller and was named Vice President and Controller in 1994. He was appointed Chief Financial Officer of Tyco Healthcare in 1995. Prior to joining Kendall/Tyco Healthcare, Mr. Dockendorff was the Chief Financial Officer, Vice President of Finance and Treasurer of Epsco Inc. and Infrared Industries, Inc. In addition, Mr. Dockendorff worked as an accountant for Arthur Young & Company (now Ernst & Young) and the General Motors Corporation. Mr. Dockendorff is a director of Haemonetics Corporation and Keysight Technologies, Inc. and previously served as a director at Boston Scientific Corporation. Mr. Dockendorff holds a bachelor’s degree in accounting from the University of Massachusetts at Amherst and a Master of Science in finance from Bentley College. With his extensive experience with financial accounting matters for complex global healthcare organizations as well as substantial experience overseeing the financial reporting processes of large public companies, Mr. Dockendorff brings a depth of experience, operations and strategy to our Board.

Ludwig N. Hantson, age 63, joined our Board in November 2018. Since March 2017, Dr. Hantson was the Chief Executive Officer and a member of the Board of Directors of Alexion Pharmaceuticals, Inc., a global biopharmaceutical company, until its acquisition by AstraZeneca in July 2021. Prior to joining Alexion, he was President and Chief Executive Officer of Baxalta Incorporated, a biopharmaceutical company. In July 2015, Dr. Hantson led Baxalta’s successful spin-off as a public company from Baxter International Inc., where he was President of Baxter BioScience. He joined Baxter in May 2010 and established the BioScience division as an innovative specialty and rare disease company. Prior to Baxter, from 2001 to 2010, Dr. Hantson held several leadership roles at Novartis AG, including CEO of Pharma North America, CEO of Europe, and President of Pharma Canada. Prior to Novartis, he spent 13 years with Johnson & Johnson in roles of increasing responsibility in marketing and R&D. Dr. Hantson previously served on the board of Alexion Pharmaceuticals, Inc. and Baxalta Incorporated. He received his Ph.D. in motor rehabilitation and physical therapy, master’s degree in physical education, and a certification in high secondary education, all from the University of Louvain in Belgium. With over 30 years of experience in the biopharmaceutical industry, Dr. Hantson brings a global perspective and an understanding of operational matters to our Board.

Martin Madaus, age 66, joined our Board in December 2024. Dr. Madaus currently serves as an Operating Executive to the Carlyle Group, a multinational private equity, alternative asset management and financial services corporation, since February 2019. From September 2020 to April 2021, he served as the Chief Operations Officer of Sherlock Biosciences, Inc., a molecular diagnostics company. From June 2014 to February 2019, Dr. Madaus served as Chairman and Chief Executive Officer at OrthoClinical Diagnostics, Inc., a diagnostics company that makes products and diagnostic equipment for blood testing. Previously, Dr. Madaus was the Chairman, President and Chief Executive Officer of Millipore Corporation, a life sciences company serving the bioscience research and biopharmaceutical manufacturing industry, from 2005 to 2010, when Millipore was acquired by Merck KGaA. Dr. Madaus currently serves as a member of the board of directors of Azenta, Inc., and Repligen Corp. and previously served as a director at Quanterix Corp. and Standard Bio Tools, Inc. Dr. Madaus received a Doctor of Veterinary Medicine from the University of Munich in Germany and a Ph.D. in Veterinary Medicine from the Veterinary School of Hanover in Germany. Dr. Madaus brings to our Board a deep industry, technical, business and international experience, along with a strong leadership background.

Wayde McMillan, age 56, joined our Board in April 2025. Mr. McMillan is currently the Chief Financial Officer of Solventum Corporation, a carve-out health care company of 3M Company, since 2024 after serving as the Chief Financial Officer of 3M Company’s Health Care Business Group since November 2023. Previously, Mr. McMillan served as Executive Vice President, Chief Financial Officer and Treasurer of Insulet, a medical device company, from March 2019 to November 2023. From January 2015 to February 2019, he was Chief Financial Officer and Vice President of Finance of the Minimally Invasive Therapies Group at Medtronic plc., a medical device company. From November 2006 to January 2015, prior to Medtronic’s acquisition of Covidien plc, Mr. McMillan held a variety of leadership positions at Covidien. Mr. McMillan started his career in accounting, audit, financial analysis and investor relations positions at various institutions. Mr. McMillan holds a B.S. in Business Administration with a concentration in Accounting from Merrimack College and an MBA in Finance from Bentley University. Mr. McMillan brings extensive financial expertise and deep understanding of the med-tech industry to our Board.

Nanaz Mohtashami, age 48, has been a member of our Board since September 2023. Since June 2018, Ms. Mohtashami has been a Managing Director at Russell Reynolds Associates, a leading executive search and leadership advisory firm, where she is the Country Manager for the UK and co-leads their global Med Tech, Devices & Diagnostics Practice. Ms. Mohtashami joined Russell Reynolds in November 2013 and held various roles of increasing responsibility before becoming a Managing Director. Prior to joining Russell Reynolds, Ms. Mohtashami spent 13 years as a strategy consultant with Monitor Group, advising leading clients both in the UK and around the globe. Ms. Mohtashami holds a BA and M.Eng. from Cambridge University and an MBA from INSEAD. Ms. Mohtashami brings to our Board a background in global strategy and deep experience in the broader healthcare sector, along with a strong team orientation.

Christiana Stamoulis, age 55, has been a director since November 2011. In September 2025, Ms. Stamoulis assumed the role of President and Chief Financial Officer of Keenova Therapeutics plc (formerly Mallinckrodt plc), a global specialty pharmaceutical company. From February 2019 to September 2025, Ms. Stamoulis was the Executive Vice President and Chief Financial Officer of Incyte Corporation, a biopharmaceutical company. From January 2015 to January 2019, Ms. Stamoulis served as Chief Financial Officer at Unum Therapeutics, a biotechnology company, adding the role of President in February 2018. Prior to Unum, she was an independent advisor to biopharmaceutical companies from January 2014 to December 2014. Prior to that, from 2009 to 2013, Ms. Stamoulis served as Senior Vice President of Corporate Strategy and Business Development at Vertex Pharmaceuticals Incorporated. Prior to joining Vertex, she was a Managing Director in the Investment Banking division of Citigroup from 2006 to 2009 where she led the building of the firm’s U.S. Life Sciences investment banking practice. Prior to her role at Citigroup, she was at Goldman, Sachs & Co. where she spent the majority of her investment banking career. Ms. Stamoulis started her career as a strategy consultant at The Boston Consulting Group. Ms. Stamoulis holds a Bachelor of Science degree in Economics and a Bachelor of Science degree in Architecture from the Massachusetts Institute of Technology (MIT). Additionally, she holds a Master of Business Administration from the MIT Sloan School of Management where she focused on Applied Economics and Finance. Ms. Stamoulis’ strength in strategy and corporate finance, coupled with her extensive experience in executing initiatives for growth in the medical products field and related industries, enable her to provide valuable insights to our Board.

Stacey D. Stewart, age 61, joined our Board in January 2023. Since January 2023, Ms. Stewart is the Chief Executive Officer of Mothers Against Drunk Driving (MADD), the nation’s largest nonprofit working to end drunk driving. She previously served as President & CEO of March of Dimes, a leading nonprofit organization, since November 2016. From June 2009 to November 2016, Ms. Stewart served in a variety of executive positions, including U. S. President of United States operations and executive vice president for Community Impact Leadership and Learning, at United Way Worldwide, the world's largest charitable organization. From February 2007 to April 2009, Ms. Stewart was a senior vice president of Fannie Mae, a government-sponsored enterprise that supports liquidity and stability in the secondary mortgage market. Ms. Stewart serves as a director of PennyMac Mortgage Investment Trust. Ms. Stewart holds an AB from Georgetown University and an MBA from the University of Michigan. Ms. Stewart brings to our Board deep expertise as an executive leading large purpose-driven organizations, a background in finance and valuable knowledge and perspective on healthcare, policy and health equity.

Amy M. Wendell, age 65, was appointed to our Board in December 2016 and as Lead Independent Director in March 2024. From January 2016 until April 2019, Ms. Wendell served as a Senior Advisor for Perella Weinberg Partner’s Healthcare Investment Banking Practice, a global financial services firm. From 2015 until September 2018, Ms. Wendell served as a Senior Advisor for McKinsey’s Strategy and Corporate Finance Practice and also served as a member of McKinsey’s Transactions Advisory Board to help define trends in mergers and acquisitions, as well as help shape McKinsey’s knowledge agenda. McKinsey is a management consultant company. From 1986 until January 2015, Ms. Wendell held various roles of increasing responsibility at Covidien plc (including its predecessors, Tyco Healthcare and Kendall Healthcare Products), including engineering, product management and business development. From December 2006 until Covidien’s acquisition by Medtronic plc in January 2015, she served as Senior Vice President of Strategy and Business Development, where she led the company’s strategy and portfolio management initiatives and managed all business development, including acquisitions, equity investments, divestitures and licensing/distribution. Ms. Wendell also serves on the board of directors of AxoGen, Inc., Baxter International, Inc. and Solventum Corp. She previously served on the board of Ekso Bionics. Ms. Wendell holds a Bachelor of Science in mechanical engineering from Lawrence Technological University and a Master of Science degree in biomedical engineering from the University of Illinois. Ms. Wendell brings to our Board deep expertise in all areas of mergers and acquisitions, portfolio management, resource allocation and identification of new market opportunities, with a focus on the medical devices industry.

Audit Committee

Our Board has a separately-designated standing Audit and Finance Committee comprised of Charles J. Dockendorff, Wayde McMillan, Christiana Stamoulis and Stacey D. Stewart, with Mr. Dockendorff serving as chair of the committee. Our Board has affirmatively determined that Messrs. Dockendorff and McMillan and Mmes. Stamoulis and Stewart meet the definition of “independent director” for purposes of serving on an Audit Committee under Rule 10A-3 of the Exchange Act and the applicable Nasdaq listing standards. In addition, our Board has determined that Messrs. Dockendorff and McMillan and Ms. Stamoulis each qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Executive Officers

Below is a list of the names, ages, positions and a brief account of the business experience of the individuals who serve as executive officers of the Company as of January 16, 2026:

Name	Age	Title
Stephen P. MacMillan	62	Chairman, President and Chief Executive Officer
Karleen M. Oberton	56	Chief Financial Officer
Essex D. Mitchell	46	Chief Operating Officer
Diana De Walt	71	Senior Vice President, Global Human Resources
Mark Horvath	63	President, Breast and Skeletal Health Solutions
Anne M. Liddy	50	General Counsel
Jennifer M. Schneiders	58	President, Diagnostic Solutions
Brandon Schnittker	42	President, GYN Surgical Solutions
Jan Verstreken	58	Group President, International

Stephen P. MacMillan is our Chairman, President and Chief Executive Officer and a member of our Board. His biography can be found above under “Board of Directors.”

Karleen M. Oberton became our Chief Financial Officer in August 2018. She joined Hologic in 2006 as corporate controller and was promoted to Chief Accounting Officer in 2015. Before joining Hologic, Ms. Oberton served as senior corporate controller of Immunogen from 2004 to 2006. Prior to that, she was an Audit Senior Manager in Ernst & Young’s Life Science practice and in Arthur Andersen’s High Technology practice. Ms. Oberton currently serves on the board of directors of Ametek, Inc. Ms. Oberton was an active Certified Public Accountant for more than 18 years and holds a Bachelor of Science in Business Administration from Merrimack College. She is a member of Merrimack College’s Leadership Council.

Essex D. Mitchell was promoted to Chief Operating Officer effective January 1, 2024. Prior to that he served as Division President, GYN Surgical Solutions since August 2020, after joining the Company in September 2017 as Vice President of Sales and Commercial Excellence for the GYN Surgical division. Mr. Mitchell has nearly 20 years of medical device and pharmaceutical experience. From 2006 to 2017, he worked for Stryker Corporation, where he held various commercial roles of increasing responsibility, leading sales and marketing in multiple divisions during his tenure. Prior to his career in healthcare, Mr. Mitchell played professional football in both the National and Canadian Football Leagues. He received his BS in Business Administration from the Fisher College of Business at The Ohio State University.

Diana De Walt was appointed as Senior Vice President, Global Human Resources in August 2024. Prior to joining Hologic, Ms. De Walt consulted for several diagnostics and biotechnology companies, providing executive coaching and developing emerging human resources leaders. From 2015 to 2017, she worked at Natera, Inc. as Chief People Officer. Prior to that, she held the position of

Senior Vice President, Human Resources at Gen-Probe Incorporated from 2005 until its acquisition by Hologic in 2012. Before joining Gen-Probe, Ms. De Walt established The HR Company, where she and her team of HR consultants provided human resources leadership and support to more than 85 companies over 11 years. From 1988 to 1993, she served as Vice President, Human Resources for Mitek Systems, Inc. She has served as a human resources leader for a wide variety of private and publicly held companies during her more than 35-year career. Ms. De Walt received her undergraduate degree from St. Cloud State University and holds a Senior Professional in Resource Management certification.

Mark Horvath was promoted to President, Breast and Skeletal Health Solutions in January 2025. He joined Hologic in September 2020 as Vice President, Service Operations for the Breast and Skeletal Health division, before being promoted to Corporate Vice President of Global Services in 2022. Prior to joining Hologic, Mr. Horvath was at Stryker for over 20 years where he held positions of increasing responsibility, including as Vice President, Global Customer Care. He holds a bachelor’s degree in economics from McMaster University and completed leadership coursework at the Harvard Business School.

Anne M. Liddy was promoted to General Counsel in May 2025. She joined Hologic in 2007 through its merger with Cytyc Corporation, where she had served as a commercial attorney since 2006. Since then, she has held positions of increasing responsibility, most recently serving as Vice President, Assistant General Counsel, with a broad portfolio covering commercial, intellectual property, compliance, employment and litigation matters. Prior to joining Hologic, Ms. Liddy served as Corporate Counsel at Pfizer, Inc., where she provided commercial and regulatory support to the consumer health business. She began her legal career at Ropes & Gray, LLP, where she was an associate in the healthcare department. She earned a Bachelor of Arts degree from Holy Cross College, a Juris Doctor degree from Cornell University Law School, and a Health Law Certification from Loyola University Chicago School of Law.

Jennifer M. Schneiders, Ph.D., was promoted to President, Diagnostic Solutions in April 2023. Prior to that, she served as Vice President, U.S. Sales and Commercial Excellence for the Company’s Diagnostics division from November 2022 to April 2023. Dr. Schneiders joined Hologic in March 2008 upon the Company’s acquisition of Third Wave Technologies and has held various roles of increasing responsibility, including Vice President, Diagnostic Laboratory Solutions from September 2020 to November 2022 and Senior Director of Clinical Solutions prior to that. Dr. Schneiders began her career with Third Wave in 1998, holding various roles until its acquisition by Hologic in 2008. Dr. Schneiders holds a bachelor’s degree in biochemistry from Trinity College and a Ph.D. in biochemistry from Boston College.

Brandon Schnittker was promoted to President, GYN Surgical Solutions in January 2024. Mr. Schnittker joined Hologic in May 2022, as Vice President, Surgical Sales. Prior to joining Hologic, Mr. Schnittker spent 16 years at Stryker where he held roles of increasing responsibility, including as Director of Marketing for Stryker ENT from 2016 to early 2022. He holds a Bachelor of Science degree from The Ohio State University and an MBA from the University of North Carolina’s Kenan-Flagler Business School.

Jan Verstreken has been Group President, International since October 2020; prior to that, he served as Regional President, Europe Middle East, Africa (EMEA), Canada and Latam. He joined Hologic in January 2017 with more than 25 years of experience, primarily at Teleflex. He served as President of Asia Pacific (APAC) for Teleflex from 2013 to 2016, and from 2009 to 2013 was Regional Vice President and General Manager, EMEA. In 1992, he co-founded Access Medical SA, a provider of specialized laparoscopic surgical devices that was later acquired by Teleflex. He holds a Bachelor of Marketing degree from the Hoger Handels Instituut in Turnhout, Belgium, and has completed leadership coursework at the Thunderbird School of Global Management and the Levinson Institute at Harvard.

Code of Ethics

Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer and controller, and other persons performing similar functions. The Company’s Code of Conduct applies to all directors, officers and employees. The Company requires all of its directors, officers and employees to adhere to the Code of Conduct in addressing legal and ethical issues that they encounter in the course of doing their work. The Code of Conduct requires our directors, officers, and employees to, among other things, avoid conflicts of interest, comply with all laws and regulations, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. All newly hired employees are required to certify that they have reviewed, understand and agree to comply with the Code of Conduct. Our Code of Ethics for Senior Financial Officers is publicly available on our website at investors.hologic.com as Appendix A to our Code of Conduct. We intend to satisfy the disclosure requirement under Item 5.05 of Current Report on Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics for Senior Financial Officers by posting such information on our website, at the address specified above. Additionally, we intend to disclose future amendments to certain provisions of the Code of Conduct, and waivers of the Code of Conduct granted to executive officers and directors, on our website, at the address specified above.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale and other transactions in Company securities by the Company’s directors, officers, and employees, and other covered persons, as well as the Company itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards.

Item 11. Executive Compensation
Compensation Discussion and Analysis
In this Compensation Discussion and Analysis section (“CD&A”), we describe the executive compensation program for our CEO, CFO, our three other most highly compensated executive officers serving as of September 27, 2025, and one additional former executive officer who would be one of our three most highly compensated executive officers but for his transition (collectively, our “named executive officers”, or “NEOs”). We also explain how the Compensation Committee determined the pay of our NEOs and its rationale for specific decisions related to fiscal 2025 compensation. As a reminder, our fiscal year ends on the last Saturday in September. Fiscal 2025 began on September 29, 2024 and ended on September 27, 2025.
Our Named Executive Officers for Fiscal 2025

Name	Title
Stephen P. MacMillan	Chairman, President and Chief Executive Officer (“CEO”)
Karleen M. Oberton	Chief Financial Officer (“CFO”)
Essex D. Mitchell	Chief Operating Officer (“COO”)
Jennifer M. Schneiders	President, Diagnostic Solutions
Jan Verstreken	Group President, International
John M. Griffin(1)	Former General Counsel
(1) Mr. Griffin ceased to be an executive officer upon his transition from General Counsel to Special Advisor to the Chairman, President and Chief Executive Officer of the Company, effective May 1, 2025.
Fiscal 2025 Executive Compensation Highlights
In establishing the executive compensation program for fiscal 2025, the Compensation Committee continued to focus on pay for performance and competitive pay, with an emphasis on total direct compensation.
Emphasis on Performance-based Total Direct Compensation
The components of Total Direct Compensation (“TDC”) are Base Salary, Short-Term Incentives, Long-Term Incentives and Deferred Compensation Awards.
•Short-Term Incentives take the form of annual cash bonuses under our Short-Term Incentive Plan (“STIP”), which are paid only if the Company achieves adjusted revenue and adjusted earnings per share (“EPS”) performance above a pre-determined threshold.
•Long-Term Incentives take the form of equity awards which are granted under our Long-Term Equity Incentive Plan (“LTIP”) based on performance and, in the case of performance stock units (“PSUs”), vest only if the Company achieves adjusted free cash flow (“FCF”), adjusted return on invested capital (“ROIC”), and/or relative total shareholder return (“TSR”) above pre-determined thresholds.
•Deferred Compensation takes the form of a cash award under our Deferred Compensation Plan (“DCP”) which vests over three years and is awarded based on Company performance under the STIP as well as individual performance.
Performance Measures Link to Strategy
In setting performance measures for the incentive compensation plans, the Compensation Committee first considers the Company’s strategy, contemplating the Company’s long- and short-term goals and how those goals are measured. As the Company has been focused on growth as well as efficient use of capital and creating value for stockholders, the Compensation Committee determined that using the measures of adjusted revenue, adjusted EPS and adjusted ROIC were appropriate for the incentive compensation plans. These are all non-GAAP measures that are used by management to facilitate its operational decision-making and provide key insights into the Company and management’s achievements. Additionally, the use of adjusted ROIC continues to be supported in discussions with stockholders. The Compensation Committee added the measure of relative TSR in fiscal 2017 to provide an external performance measure and link executive compensation directly to the creation of stockholder value. In fiscal 2020, the Compensation Committee added the measure of adjusted free cash flow (“FCF”). Adjusted FCF is an important metric for the Company as it seeks to continue to deploy capital efficiently with continued business development activity and share repurchases.
Adjusted revenue for the fiscal 2025 STIP is defined as the Company’s consolidated revenue determined in accordance with GAAP, calculated on a constant currency basis using the foreign currency exchange rate applied in setting the Company’s annual budget established in the fourth quarter of fiscal 2024. For fiscal 2025, adjusted revenue excludes incremental revenue associated with the Company’s acquisition of Gynesonics.
Adjusted EPS is defined as the Company’s consolidated net income per share (on a fully-diluted basis) determined in accordance with GAAP, adjusted to exclude: (i) the amortization of intangible assets; (ii) the impairment of goodwill and intangible assets and equipment; (iii) adjustments to record contingent consideration at fair value; (iv) charges to write-off inventory and record accelerated depreciation related to closure of the Manchester, UK manufacturing facility; (v) the fair value write-up of acquired inventory sold during the period; (vi) restructuring charges, facility closure and consolidation charges (including accelerated depreciation), and costs incurred to integrate acquisitions (including retention, transaction bonuses, legal and professional consulting services); (vii) transaction related expenses for acquisitions; (viii) stock-compensation charges from an acquired entity recorded in connection with the acquisition of Gynesonics; (ix) debt extinguishment losses and related transaction financing costs; (x) unrealized (gains) losses on the mark-to-market of foreign currency contracts to hedge operating results for which the Company has not elected hedge accounting; (xi) litigation settlement charges (benefits) and non-income tax related charges (benefits); (xii) the impacts related to internal restructurings and non-operational items; (xiii) other one-time, non-recurring, unusual or infrequent charges, expenses or gains that may not be indicative of the Company’s core business results; and (xiv) income taxes related to such adjustments. This calculation further excludes the results of Gynesonics post-acquisition in order to level set the results for purposes of the 2025 STIP calculation.
Adjusted ROIC is defined as the Company’s non-GAAP operating income for a trailing 12 months tax effected by its non-GAAP effective tax rate divided by the sum of its average net debt and stockholders’ equity, which is adjusted to exclude the after-tax effects of goodwill and intangible assets and equipment impairment charges. Non-GAAP operating income is calculated in a manner similar to the calculation of adjusted net income, as used for the calculation of adjusted EPS (described above), except the impact to operating results from acquisitions and dispositions are not excluded, and non-operating income and expenses, such as interest expense, etc. are excluded. Average stockholders’ equity is the average of the beginning of the period and the end of the period stockholders’ equity; provided, however, that average stockholders’ equity is adjusted to exclude any charges for impairment of goodwill and intangible assets that occur after September 28, 2013. Average net debt is the average of the beginning of the period and the end of the period net debt which is the total book value of all debt outstanding less cash and cash equivalents.
Adjusted FCF for the fiscal 2025 PSUs is defined as the Company’s net cash provided by operating activities determined in accordance with GAAP less purchases of property and equipment, adjusted to exclude net payments for the following items: (i) restructuring, and facility closure and consolidation expenses and costs incurred to integrate acquisitions from existing operations; (ii) acquisition transaction expenses; (iii) litigation settlements (receipts); (iv) certain income and non-income tax related charges and refunds; and (v) the results of the Gynesonics post-acquisition in order to level set the results for purposes of the 2025 FCF calculation.
Because non-GAAP financial measures exclude the effect of items that increase or decrease the Company’s reported results of operations, management strongly encourages investors to review the Company’s consolidated financial statements and publicly filed reports in their entirety. These non-GAAP financial measures should be considered supplemental to, and not a substitute for, financial information prepared in accordance with GAAP. The Company’s definition of these non-GAAP measures may differ from similarly titled measures used by others.
Balanced Approach to Long-Term Incentives
The Compensation Committee takes a balanced approach to long-term incentives, and for fiscal 2025 annual grants:
•Determined that long-term incentive awards for executive officers would continue to be allocated 50% to PSUs, 25% to RSUs and 25% to stock options, as in fiscal 2024.
•Utilized adjusted FCF as well as relative TSR and adjusted ROIC as performance measures for PSUs awarded as long-term incentive compensation to provide a balanced approach with two absolute metrics (adjusted FCF and adjusted ROIC) and a relative metric (TSR).
•Maintained the same mix of PSU grant allocation percentages among the performance measures as in fiscal 2024, with PSUs subject to adjusted FCF performance representing 50% and PSUs subject to adjusted ROIC and relative TSR performance representing 25% each.

•Approved grants of stock options, RSUs, PSUs and Deferred Compensation Program (DCP) contributions in alignment with our compensation philosophy and program.
“Say-on-Pay” and Stockholder Feedback
Our Compensation Committee continually evaluates the design and direction of our compensation structure and each year we take into account the result of the “say-on-pay” vote cast by our stockholders. In recent years, following stockholder feedback, our say-on-pay vote results and issues raised by proxy advisory firms, we have taken a number of actions which we believe demonstrate our Board’s responsiveness and commitment to incorporating stockholder feedback as we review our governance and compensation structure. As a result of these actions and outreach, we have seen our say-on-pay vote approval increase from 69% in 2021 to 84% in 2025. While say-on-pay is a key indicator of stockholder feedback, we also are committed to maintaining an open dialogue with our institutional investors and stockholders throughout the year. In the proxy “offseason,” we typically discuss business topics, seek feedback on our performance and address other matters of importance to our stockholders. Based on the support received from the 2025 say-on-pay vote, we believe our stockholders continue to endorse our annual compensation program as it has evolved. As such, we did not make any changes to our fiscal 2025 compensation program in specific response to the 2025 say-on-pay vote. Our Compensation Committee regularly evaluates our executive compensation structure and assesses its effectiveness to ensure the design is incenting performance that is in the best interests of the Company as well as our stockholders.
Executive Compensation Best Practices
We have in place a number of industry-leading practices.
What We Do:
•Golden parachute policy
•Compensation recoupment (clawback) policy
•Meaningful stock ownership guidelines for our CEO, non-employee directors and executive officers
•Robust annual review of compensation program elements, each NEO’s role and responsibilities, performance metrics, practices of companies in our peer group and survey data
•Independent compensation consultant
•Compensation Committee of all independent, non-employee directors
•Annual risk assessments
What We Don’t Do:
•No hedging/pledging of Hologic stock
•No option repricing without stockholder approval
•No excessive perquisites for executives
•No excessive risk-taking in our compensation programs
Impact of the Merger on Outstanding Equity Awards; New Cash Retention Awards
In connection with the merger (the “Merger”) contemplated by the Agreement and Plan of Merger by and among Hopper Parent Inc., Hopper Merger Sub Inc. and the Company, dated as of October 21, 2025 (the “Merger Agreement”), RSUs and PSUs granted to employees, including our NEOs, prior to the execution of the Merger Agreement will accelerate and receive the merger consideration upon the closing of the Merger (with PSUs deemed to have achieved the higher of the target level or the actual level of the performance goals). RSUs granted after the execution of the Merger Agreement will be converted into restricted cash awards representing the right to receive cash payments equivalent in value to the merger consideration that remain subject to the same vesting schedule as the corresponding RSUs. All outstanding unvested options will fully vest and those with an exercise price below $76.00 per share will be cancelled in exchange for a cash payment and a contingent value right (“CVR”). Options with an exercise price at or equal to $76.00 per share (but less than $79.00 per share) will solely receive one CVR per share (net of the excess of the applicable exercise price per share of the option over $76.00). Options with an exercise price at or above $79.00 per share will be canceled for no additional consideration.
In addition, in connection with the Company’s entry into the Merger Agreement, the Company granted cash retention awards to certain executive officers, including the following NEOs in the following amounts: Karleen M. Oberton: $1,000,000; Essex D. Mitchell: $500,000; Jennifer M. Schneiders: $500,000; and Jan Verstreken: $250,000. Each retention award was paid within 30 days after grant, however, if on or before the date that is six months after the closing of the Merger, a NEO voluntarily resigns (on or after the closing, only if without “good reason”) or is terminated for “cause”, then fifty percent of any retention award previously paid will be subject to clawback.
COMPENSATION OF EXECUTIVE OFFICERS
Our Compensation Philosophy
The ability to compete effectively in the markets within which we operate depends to a large extent on our success in identifying, recruiting, developing and retaining management talent. We also need to remain focused on creating sustainable long-term growth and stockholder value. To this end, the design of our executive compensation program and the decisions made by the Compensation Committee are guided by the following principles:
•Pay for performance. We believe that our compensation programs should motivate high performance among our NEOs within an entrepreneurial, incentive-driven culture and that compensation levels should reflect the achievement of short- and long-term performance objectives.
•Competitive pay. We aim to establish overall target compensation (compensation received when achieving expected results) that is competitive with that being offered to individuals holding comparable positions at other public companies with which we compete for business and talent.
•Focus on total direct compensation. We seek to offer a total executive compensation package that best supports our leadership talent and business strategies. We use a mix of fixed and variable pay to support these objectives, as well as provide benefits and perquisites, where appropriate.
Principal Elements of Pay: Total Direct Compensation
Our compensation philosophy is supported by the following principal elements in our annual executive compensation program:

Element	Form	Purpose
Base Salary	Cash (fixed)	Provides a competitive level of pay that reflects the executive’s experience, role and responsibilities.
Short-Term Incentives	Cash (variable)	Rewards achievement of individual, business segment/function and/or overall corporate results for the most recently completed fiscal year.
Long-Term Incentives	Equity (variable)	Provides meaningful incentives for management to execute on longer-term financial and strategic growth goals that drive stockholder value creation and supports the Company’s retention strategy.
Deferred Compensation	Cash (variable)	Rewards achievement of corporate results and individual performance for the most recently completed fiscal year and also serves as a differentiating recruiting tool and retention mechanism.

Fiscal 2025 Total Direct Compensation Elements in Detail
Base Salary
Base salary represents annual fixed compensation and is a standard element of compensation necessary to attract and retain talent. It is the minimum payment for a satisfactory level of individual performance as long as the executive remains employed with us. Base salary is set at the Compensation Committee’s discretion after taking into account the competitive landscape including the compensation practices of the companies in our selected peer groups (and, where appropriate, survey data from a broader index of comparable public companies), our business strategy, our short- and long-term performance goals and certain individual factors, such as position, salary history, individual performance and contribution, length of service with the Company and placement within the general base salary range offered to our NEOs.

The base salaries for our NEOs for fiscal 2025 were as follows:

	Base Salaries of NEOs(1)
NEO	FY2025 Salary	FY2024 Salary	Percentage Increase
Stephen P. MacMillan	$1,259,986	$1,217,378	3.5%
Karleen M. Oberton	$735,000	$700,000	5.0%
Essex D. Mitchell	$750,000	$650,000	15.4%
Jennifer M. Schneiders	$480,000	$450,000	6.7%
Jan Verstreken	CHF 636,500	CHF 615,000	3.5%
John M. Griffin	$675,000	$650,000	3.8%
(1) Reflects base salaries set at the beginning of the fiscal year indicated.
Based on the Company’s financial performance in fiscal 2024, the Company increased base salaries of our NEOs by amounts ranging from 3.5% to 15.4%. Mr. MacMillan’s increase of 3.5% was consistent with the total 3.5% merit increase funding provided Company-wide and based on his leadership and contributions to strengthen the Company’s base businesses, expected future contributions and knowledge, and based on a comparative analysis of CEO compensation in our peer group and survey data. After considering individual performance, internal equity, competitive market data and retention, the NEOs received such base salary increases to align closer to market and peer group practices (with Mr. Mitchell’s increase in particular reflecting his strong performance).
The Compensation Committee believes that increases in executive salaries from time to time are essential to stay competitive in the market, retain top talent, and recognize the growing responsibilities and contributions of our leaders. If adjustments to base salary are warranted in the future, any such adjustments will be guided by the Compensation Committee’s belief that increases must align with market trends and organizational growth while incentivizing sustained performance and commitment.
SHORT-TERM INCENTIVE PLAN
How the STIP Works
The STIP provides our NEOs the opportunity to earn a performance-based cash bonus based on the achievement of a combination of financial and non-financial corporate, divisional and/or individual goals.
1.Establish Payout Opportunities. Targeted payout levels are expressed as a percentage of base salary and established for each participant. An individual’s bonus components are determined by such individual’s title and/or role. Bonus payouts could range from 0% to 200% of targeted payout levels (e.g., the maximum bonus payout for an individual with a targeted payout level of 50% of annual base salary would be 100% of annual base salary).
2.Determine Financial Objectives. The corporate financial goals under the 2025 STIP were focused on the achievement of adjusted revenue and adjusted EPS performance objectives.
3.Set Individual Performance Objectives. The 2025 STIP also provides for the assessment of performance based upon the achievement of individual performance objectives, which for some NEOs included divisional performance objectives, all of which were approved by the Compensation Committee.
4.Calculate Funding Levels. The overall funding level of the STIP is generally determined based upon the Company’s performance against the established targets. Funding of the STIP is contingent upon achieving the threshold level for at least one of the two corporate performance objectives. If neither corporate performance objective threshold is met, there is no payout under the STIP.
5.Approve Individual Awards. Individual bonus awards for NEOs were calculated based upon the targeted payout levels and achievement of corporate financial and individual performance objectives.
Individual Bonus Opportunity Ranges

Mr. MacMillan is eligible to earn a STIP bonus equal to 75% of his base salary at threshold achievement, 150% of his base salary at target achievement, and 300% of his base salary at maximum achievement. Mr. Mitchell is eligible to earn a STIP bonus equal to 50% of his base salary at threshold achievement, 100% of his base salary at target achievement, and 200% of his base salary at maximum achievement. Our other NEOs are eligible to earn a STIP bonus equal to 37.5% of their base salaries at threshold achievement, 75% of their base salaries at target achievement, and 150% of their base salaries at maximum achievement.

2025 Performance Objectives and Results
The Compensation Committee believed the financial performance components of the 2025 STIP were achievable, but appropriately challenging, based on market climate and internal budgeting and forecasting. The following table outlines the threshold, target and maximum financial performance objectives for the 2025 STIP, as well as the results achieved:

Performance Measure	Weighting	Threshold	Target	Maximum	Actual
Adjusted Revenue	60%	$4.062B	$4.172B	$4.314B	$4.063B
Adjusted EPS	40%	$4.08	$4.30	$4.52	$4.33
WHY ADJUSTED REVENUE AND ADJUSTED EPS?

Adjusted Revenue. The Compensation Committee believes that organic growth, that is, revenue growth excluding the impact of changes in foreign exchange rates and current-year acquisitions and other transactions, is an important measure of management’s achievements in operating the Company’s core businesses during the year. Accordingly, the Compensation Committee utilizes adjusted revenue as a performance measure in the STIP.

See the “Performance Measures Link to Strategy” section for a description of how adjusted revenue is calculated.

Adjusted EPS. This metric is used by management to evaluate our historical operating results and as a comparison to competitors’ operating results. The Compensation Committee agrees with this approach and uses this non-GAAP measure as a performance measure in the STIP.

This financial measure adjusts earnings per share for specified items that are of a non-cash nature or can be highly variable or difficult to predict that may not necessarily be indicative of operational performance, as well as certain effects of current year acquisitions. See the “Performance Measures Link to Strategy” section for a description of how such measure is calculated.

How We Establish Adjusted Revenue and Adjusted EPS Goals

In setting the adjusted revenue and adjusted EPS goals for our 2025 STIP, the Compensation Committee considered the Company’s historical performance as well as the market climate and internal budgeting and forecasting. For the 2025 STIP, adjusted revenue at target represented approximately a 3.5% increase over fiscal 2024 adjusted revenue, while adjusted revenue at maximum represented approximately a 7.0% increase over prior year adjusted revenue. Adjusted EPS at target represented approximately a 5.4% increase compared to fiscal 2024 adjusted EPS, while adjusted EPS at maximum represented approximately a 10.8% increase compared to the prior year adjusted EPS. As the Compensation Committee sets STIP targets, it evaluates historical performance, the market climate and internal budgeting and forecasting to set challenging targets.

2025 STIP Awards
For fiscal 2025, the Company’s adjusted revenue performance was 51% of target and adjusted EPS was 114% of target. With adjusted revenue weighted 60% and adjusted EPS weighted 40%, these performance results yield a payout at 76% of target. Individual bonus awards for NEOs were then calculated based on this overall funding level as well as the targeted payout levels and individual performance objectives for each NEO, as discussed in more detail below. Mr. Griffin received his 2025 STIP award following his transition to the role of Special Advisor equal to $384,750, which represented 76% of his overall target amount, in line with the corporate performance goal achievement.
Individual performance objectives reflected the top priorities for our NEOs and were aligned with the top risks identified in our annual enterprise risk management process, including driving global growth, strengthening the pipeline for 2025 and beyond and succession planning and talent development.

MR. MACMILLAN, CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Fiscal 2025 STIP Award
Mr. MacMillan’s 2025 STIP was based 20% on achievement of individual performance metrics and 80% on achievement of corporate performance metrics. Based on the Company’s financial performance as well as an assessment of Mr. MacMillan’s individual performance for fiscal 2025, Mr. MacMillan was awarded a total bonus amount of $1,436,384 which represents 76% of his overall target amount.
Performance Objectives and Outcomes
Mr. MacMillan’s individual performance objectives were designed to reward the achievement of the following goals:

Performance Goals	Fiscal 2025 Performance Outcomes
Accelerating global growth, including top- and bottom-line growth in core businesses.
•Continued exceptional leadership through challenging macro-economic environment.
•Delivered growth in fiscal year 2025.
•Leveraged strength of business to focus on our role to globally help more women and elevate the profile of the Company.

Strengthening the product pipeline for 2027 and beyond by product launches and identifying strategic acquisitions or external technologies.
•Continued to strengthen each of the base businesses.
•Supported robust research and development investments to drive organic revenue growth.
•Continued thoughtful and dedicated capital allocation and M&A strategy, with the acquisition of Gynesonics.

Fueling performance through talent-focused leadership, including focusing on succession planning and talent development by continuing to develop potential successors for key leadership positions.
•Continued leadership development of potential successors and key management roles and building an inclusive ethos which values diversity across the organization.
•Supported transition of new President of Breast and Skeletal Health.

MS. OBERTON, CHIEF FINANCIAL OFFICER

Fiscal 2025 STIP Award
Ms. Oberton’s 2025 STIP was based 20% on achievement of individual performance metrics and 80% on achievement of corporate performance metrics. Based on the Company’s financial performance as well as an assessment of Ms. Oberton’s individual performance for fiscal 2025, Ms. Oberton was awarded a total bonus amount of $418,950, which represents 76% of her overall target amount.
Performance Objectives and Outcomes
Ms. Oberton’s individual performance objectives were designed to reward the achievement of the following goals:

Performance Goals	Fiscal 2025 Performance Outcomes
Drive strong global budgeted growth by driving global growth and accelerate budgeted plans for both revenue and operating income, implementing supply chain and IP strategies to optimize tax efficiencies, and providing strategic partnership to support supply chain, global service (including Quality First initiative) and network optimization.

•Delivered capital allocation strategy while maintaining credit ratings.
•Focused on tax efficiencies in line with peer companies.
•Continued to position Information Technology as a strategic partner in delivering business solutions.

Strengthening the product pipeline for 2027 and beyond by providing strategic partnership, insights, and solutions to strengthen pipeline development, and driving rigor in understanding of key assumptions within deal models and deliver financial support in realization.
•Supported robust research and development investments and scenarios for deal models. •Realized synergies assumed in deal models. •Supported Global Portfolio Management to maximize organic investments.
Focusing on succession planning and talent development by providing key experiences and coaching for identified CFO successor(s) and refine their development plans, identifying and growing near- and longer-term succession candidates for key leadership roles in the Company, and increasing organizational talent and capabilities in Finance, IT and Service.

•Focused on succession planning and talent development by increasing organizational talent and capabilities
•Increased talent pipeline as measured by increase in number of high potentials for critical positions.

MR. MITCHELL, CHIEF OPERATING OFFICER

Fiscal 2025 STIP Award

Mr. Mitchell’s 2025 STIP was based 20% on achievement of individual performance metrics and 80% on achievement of corporate performance metrics. Based on the Company’s financial performance as well as an assessment of Mr. Mitchell’s individual performance for fiscal 2025, Mr. Mitchell was awarded a total bonus amount of $570,000, which represents 76% of his overall target amount.

Performance Objectives and Outcomes
Mr. Mitchell’s individual performance objectives were designed to reward the achievement of the following goals:

Performance Goals	Fiscal 2025 Performance Outcomes
Drive strong global budgeted growth by delivering top- and bottom-line growth, delivering high-quality, safe products and ensuring regulatory compliance in every action, every day.	•Delivered top-line growth. •Continued to drive focus on quality across the organization.
Strengthening the product pipeline for 2027 and beyond by executing product launch plans for 2025 and 2026 and pursuing strategic acquisitions or external technologies to drive longer-term growth, deliver successful integrations.	•Focused on portfolio and product pipeline and strategic acquisitions. •Executed on Gynesonics acquisition. •Focused on Endomagnetics integration.
Focusing on succession planning and talent development by identifying and developing immediate succession candidates for all leadership roles and creating high-performing teams comprised of individuals with unique strengths, diversity of perspectives, and shared commitment to Hologic’s Purpose, Passion, and Promise.	•Aligned talent and resources with division and business needs. •Led transition of new President of Breast and Skeletal Health. •Identified and continued to develop future successors.

MS. SCHNEIDERS, PRESIDENT, DIAGNOSTIC SOLUTIONS

Fiscal 2025 STIP Award

Ms. Schneiders’ 2025 STIP was based 40% on achievement of individual performance metrics and 60% on achievement of corporate performance metrics. Based on the Company’s financial performance as well as an assessment of Ms. Schneiders’ individual performance for fiscal 2025, Ms. Schneiders was awarded a total bonus amount of $360,000, which represents 100% of her overall target amount.

Performance Objectives and Outcomes
Ms. Schneiders’ individual performance objectives were designed to reward the achievement of the following goals:

Performance Goals	Fiscal 2025 Performance Outcomes
Drive strong global budgeted growth, focusing on growth of the base Diagnostics Division and delivering quality products and continuing to improve customer experience.	•Achieved or exceeded revenue targets. •Exceeded targets for key drivers. •Initiated two customer experience initiatives.
Strengthening the product pipeline for 2027 and beyond by focusing on cervical cancer screening strategy and M&A targets as well as continued progress on integration of previous acquisitions.	•Continued progress on strategy and M&A cultivation. •Executed plans to ensure readiness for launch of GI Bacterial panels in 2026.
Focusing on succession planning and talent development by leading with people focused agenda, identifying candidates for succession and development, and establishing development plans to include cross-functional and divisional experiences.	•Facilitated important enterprise experiences for key talent. •Filled open positions with speed while building internal talent bench. •Implemented organizational changes to meet business needs.

MR. VERSTREKEN, GROUP PRESIDENT, INTERNATIONAL

Fiscal 2025 STIP Award

Mr. Verstreken’s 2025 STIP was based 40% on achievement of individual performance metrics and 60% on achievement of corporate performance metrics. Based on the Company’s financial performance as well as an assessment of Mr. Verstreken’s individual performance for fiscal 2025, Mr. Verstreken was awarded a total bonus amount of $455,211, which represents 76% of his overall target amount.
Performance Objectives and Outcomes
Mr. Verstreken’s individual performance objectives were designed to reward the achievement of the following goals:

Performance Goals	Fiscal 2025 Performance Outcomes
Drive strong global budgeted growth by focusing on delivering another year of double-digit growth, delivering on go-direct projects, and continue implementing process improvements to enhance compliance and service.
•Achieved revenue targets in each geography. •Achieved go direct models in each in-scope geography.
Strengthening the product pipeline for 2027 and beyond by closely collaborating with up and down stream divisions to achieve alignment and execution on our strategic organic and inorganic goals.	•Facilitated pipeline building with good representation on the International spectrum.
Focusing on succession planning and talent development by extending the N-2 succession pipeline building from Commercial EMEA into Strategic Development and Commercial APAC and continue selective career development and business exposure on some high potential talent.	•Extended the talent pool. •Generated more active and specific succession discussions, planning, and subsequent execution.

LONG-TERM EQUITY INCENTIVES

We believe long-term equity incentive compensation encourages NEOs to seek sustainable growth and value creation. We also use our long-term awards to attract and retain critical employee talent by providing a competitive market-based opportunity. To achieve these objectives, we award long-term incentives on an annual basis in the form of equity. For fiscal 2025, we structured our annual equity incentive awards as follows: (i) 50% granted as PSUs, (ii) 25% granted as RSUs, and (iii) 25% granted as stock options. See “2025 Long-Term Annual Incentive Award Grants” below for the target grant value of the 2025 equity awards granted to our NEOs.

Performance Stock Units – FCF PSUs

One-half of the PSUs vest based on the Company’s adjusted FCF measured over a three-year performance period (the “FCF PSUs”). The FCF PSUs become earned based on the Company’s cumulative adjusted FCF performance. If the minimum adjusted FCF threshold is not achieved, none of the FCF PSUs granted for that performance period will vest and all will be forfeited. If the minimum adjusted FCF goal is achieved, 50% of the FCF PSUs granted will vest. If the target adjusted FCF goal is achieved, 100% of the FCF PSUs granted will vest. The maximum payout for FCF PSUs is limited to 200% of the target number of FCF PSUs granted and is earned only if we achieve the maximum adjusted FCF goal. The FCF PSUs will vest at threshold performance if the Company’s adjusted FCF is at least $2,200 million, at target performance if the Company’s adjusted FCF is $3,000 million, and at maximum performance if the Company’s adjusted FCF is at least $3,500 million.

At the vesting date, the earned FCF PSU awards are settled in shares of common stock, unless settlement has been deferred pursuant to the Company’s Deferred Equity Plan. For details about our use of adjusted FCF as a performance measure, please see “Why Adjusted FCF, Adjusted ROIC and Relative TSR?” below. FCF PSUs also are subject to the terms and conditions set forth in the form of FCF Performance Stock Unit Award Agreement.

Vesting of FCF PSUs Granted in Fiscal 2022
The FCF PSU awards granted in November 2021 (fiscal 2022) vested in November 2024 (fiscal 2025). These FCF PSUs were subject to three-year service-based cliff vesting, with performance-based vesting contingent on the Company achieving adjusted FCF of at least $2,000 million. If adjusted FCF for the performance period was below $2,000 million, none of the FCF PSUs would vest. Target adjusted FCF was $2,800 million and maximum adjusted FCF was $5,000 million. Actual adjusted FCF performance was $3,822 million for the fiscal 2022 through fiscal 2024 performance period. Accordingly, these FCF PSUs became earned and subsequently vested at 146% of target.

Vesting of FCF PSUs Granted in Fiscal 2023
The FCF PSU awards granted in November 2022 (fiscal 2023) vested in November 2025 (fiscal 2026). These FCF PSUs were subject to three-year service-based cliff vesting, with performance-based vesting contingent on the Company achieving adjusted FCF of at least $2,000 million. If adjusted FCF for the performance period was below $2,000 million, none of the FCF PSUs would vest. Target adjusted FCF was $2,900 million and maximum adjusted FCF was $5,000 million. Actual adjusted FCF performance was $3,171 million for the fiscal 2023 through fiscal 2025 performance period. Accordingly, these FCF PSUs became earned and subsequently vested at 113% of target.

Performance Stock Units - ROIC PSUs

One-fourth of the PSUs granted use adjusted ROIC as a metric and vest only if the Company achieves a pre-determined adjusted ROIC three-year average minimum threshold at the end of a three-year performance period (the “ROIC PSUs”). If the minimum adjusted ROIC threshold is not achieved, none of the ROIC PSUs granted for that performance period will vest and all will be forfeited. If the minimum adjusted ROIC goal is achieved, 50% of the ROIC PSUs granted will vest. If the target adjusted ROIC goal is achieved, 100% of the ROIC PSUs granted will vest. The maximum payout for ROIC PSUs is limited to 200% of the target number of ROIC PSUs granted and is earned only if we achieve the maximum adjusted ROIC goal. The ROIC PSUs will vest at threshold performance if the Company’s adjusted ROIC is at least 10%, at target performance if the Company’s adjusted ROIC is at least 13%, and at maximum performance if the Company’s adjusted ROIC is at least 16%.

At the vesting date, earned ROIC PSU awards are settled in shares of our common stock, unless settlement has been deferred pursuant to the Company’s Deferred Equity Plan. For details about our use of adjusted ROIC as a performance measure, please see “Why Adjusted FCF, Adjusted ROIC and Relative TSR?” below. ROIC PSUs also are subject to the terms and conditions set forth in the form of ROIC Performance Stock Unit Award Agreement.

Vesting of ROIC PSUs Granted in Fiscal 2022
The ROIC PSU awards granted in November 2021 (fiscal 2022) vested in November 2024 (fiscal 2025). These ROIC PSUs were subject to three-year service-based cliff vesting, with performance-based vesting contingent on the Company achieving an average adjusted ROIC of at least 10% for the three-year performance period. If the adjusted ROIC was below 10%, none of the ROIC PSUs would vest. Target adjusted ROIC was 13% and maximum adjusted ROIC was 16%. Actual adjusted ROIC performance was 16.96% for the three-year performance period. Accordingly, these ROIC PSUs became earned and subsequently vested at 200% of target.

Vesting of ROIC PSUs Granted in Fiscal 2023
The ROIC PSU awards granted in November 2022 (fiscal 2023) vested in November 2025 (fiscal 2026). These ROIC PSUs were subject to three-year service-based cliff vesting, with performance-based vesting contingent on the Company achieving an average adjusted ROIC of at least 10% for the three-year performance period. If the adjusted ROIC was below 10%, none of the ROIC PSUs would vest. Target adjusted ROIC was 13% and maximum adjusted ROIC was 16%. Actual adjusted ROIC performance was 14.16% for the three-year performance period. Accordingly, these ROIC PSUs became earned and subsequently vested at 126% of target.

Performance Stock Units – TSR PSUs

An additional one-fourth of the PSUs vest based on the Company’s total stockholder return as compared to the total stockholder return of companies in the TSR PSU Peer Group, measured over a three-year performance period (the “TSR PSUs”). The TSR PSU awards vest at threshold (50% of target) upon achievement of relative total stockholder return at the 25th percentile. The TSR PSU awards vest at target and at 200% of target upon achievement of relative total stockholder return at the 50th and 95th percentile, respectively. If the Company’s relative total stockholder return is below the 25th percentile, then no TSR PSUs will vest. The Company also utilizes a payout cap at 100% for negative TSR performance that otherwise warrants above-target funding.

At the vesting date, earned PSU awards are settled in shares of common stock, unless settlement has been deferred pursuant to the Company’s Deferred Equity Plan. For details about our use of relative TSR as a performance measure, please see “Why Adjusted FCF, Adjusted ROIC and Relative TSR?” below. TSR PSUs also are subject to the terms and conditions set forth in the form of TSR Performance Stock Unit Award Agreement.

Vesting of TSR PSUs Granted in Fiscal 2022
The TSR PSU awards granted in November 2021 (fiscal 2022) vested in November 2024 (fiscal 2025). These TSR PSUs were subject to a three-year cliff vesting period with vesting contingent on the Company achieving a relative total stockholder return at the 25th percentile or above. If relative total stockholder return for the performance period was below the 25th percentile, none of the TSR PSUs would vest. Hologic’s total stockholder return for the three-year performance period was 3.83% which put Hologic in the 79th percentile of the TSR PSU peer group. Accordingly, these TSR PSUs vested at 160% of target.

Vesting of TSR PSUs Granted in Fiscal 2023
The TSR PSU awards granted in November 2022 (fiscal 2023) vested in November 2025 (fiscal 2026). These TSR PSUs were subject to a three-year cliff vesting period with vesting contingent on the Company achieving a relative total stockholder return at the 25th percentile or above. If relative total stockholder return for the performance period was below the 25th percentile, none of the TSR PSUs would vest. Hologic’s total stockholder return for the three-year performance period was -2.55% which put Hologic in the 58th percentile of the TSR PSU peer group. Accordingly, these TSR PSUs vested at 100% of target.

Summary of Performance of Fiscal 2022 and Fiscal 2023 PSUs
As reflected above, the overall performance of the Fiscal 2022 PSUs was 169% and Fiscal 2023 PSUs was 113%. The payouts reflect the Company’s overall performance during the respective periods consistent with the Board’s and Compensation Committee’s philosophy to pay for performance.

WHY ADJUSTED FCF, ADJUSTED ROIC AND RELATIVE TSR?

Adjusted FCF. The Compensation Committee introduced adjusted FCF as a performance metric in fiscal 2020 to measure the Company’s financial discipline and adjusted it in fiscal 2022 to measure performance over a cumulative three-year period. In addition to being well-received and supported by our stockholders, the use of adjusted FCF:

•Promotes profitable growth with strong capital discipline
•Measures ability to generate cash to fund capital initiatives such as making acquisitions, repurchasing shares, expanding operations or paying down debt

Adjusted FCF is calculated as described in the “Performance Measures Link to Strategy” section above.

Adjusted ROIC. The Compensation Committee introduced adjusted ROIC as a performance metric in fiscal 2014 to hold management accountable for generating greater returns on capital allocated. Investors have been supportive of the use of adjusted ROIC. Given the significant improvement in adjusted ROIC since its introduction as a performance metric, the Compensation Committee believes it is having the intended effect.

In addition to being well-received and supported by our stockholders, the use of adjusted ROIC:

•Creates an effective balance in our program of growth (our STIP focuses on adjusted revenue and adjusted EPS) and returns (our long-term incentives focus on ROIC)
•Holds management accountable for the efficient use of capital
•Links executive compensation to value creation
Adjusted ROIC is calculated as described in the “Performance Measures Link to Strategy” section above.

Relative TSR. The Compensation Committee introduced relative TSR as a performance metric in fiscal 2017. In addition to being well-received and supported by our stockholders, use of relative TSR:

•Provides an external relative performance measure, which complements the internal absolute ROIC measure
•Links executive compensation directly to stockholder value creation
To calculate the Company’s relative TSR performance, the cumulative three-year TSR for Hologic and each of the companies in the TSR Peer Group is calculated and then Hologic’s discrete percentile rank is calculated. The TSR PSUs vest at target and at 200% of target upon achievement of relative TSR at the 50th and 95th percentile, respectively. If the Company’s relative TSR is below the 25th percentile, no TSR PSUs will vest and all will be forfeited.

HOW WE ESTABLISH ADJUSTED FCF, ADJUSTED ROIC AND RELATIVE TSR GOALS

Adjusted FCF. In setting adjusted FCF goals for the FCF PSUs, the Compensation Committee considered the Company’s budgeted and actual adjusted FCF performance over the past three years. Considering the Company’s past and anticipated performance, for fiscal 2025 FCF PSU grants, the Compensation Committee established a three-year cumulative adjusted FCF target of $3,000 million (an increase from the target used in the 2024 FCF PSUs of $2,900 million) while setting a threshold of $2,200 million and maximum of $3,500 million. The performance goals continue to motivate senior management to promote both short- and long-term profitable growth with strong capital discipline, which prioritizes sustainable value creation.

Adjusted ROIC. In setting adjusted ROIC goals for the ROIC PSUs, the Compensation Committee considered past performance as well as future opportunities for efficiencies. Considering the Company’s past and anticipated financial performance, for the fiscal 2025 ROIC PSU grants, the Compensation Committee determined to maintain the minimum threshold (10%), target (13%) and maximum (16%) levels as used for the 2024 ROIC PSU grants. In setting the adjusted ROIC goals, the Compensation Committee continues to view the goals as challenging as it looks to create a balance between focusing management on a forward looking, disciplined approach to capital investment to optimize stockholder return, while also not disincentivizing management to pursue acquisitions, particularly of innovative companies that can materially drive longer-term future growth. The Compensation Committee recognizes that continued excellence in strategy execution is necessary to meet the established standard.

Relative TSR. In implementing and setting the relative TSR goals for the TSR PSUs, the Compensation Committee considered market practice as well as the Company’s focus on driving stockholder value. The TSR PSUs granted as fiscal 2025 long-term incentive awards vest at target upon achievement of relative TSR at the 50th percentile of a custom TSR Peer Group. If the Company’s relative TSR is below the 25th percentile, then no TSR PSUs will vest, and all will be forfeited. The Company considered utilizing the 75th percentile of TSR as the requirement for the maximum 200% payout, as many companies do, but determined to continue using the more challenging 95th percentile as the threshold for maximum payout. The Company also utilizes a payout cap at 100% for negative TSR performance that otherwise warrants above-target payout.

Stock Options
Stock options vest in four equal annual installments, becoming fully vested on the fourth anniversary of the grant date. Stock options have a 10-year term and are subject to the terms and conditions set forth in the form of Stock Option Award Agreement. The Compensation Committee believes stock options are inherently performance-based because the exercise price is equal to the market value of the underlying stock on the date the option is granted, and therefore the stock option has value to the holder only if the market value of the common stock of the Company appreciates over time. Thus, stock options are intended to provide equity compensation to our employees, including our NEOs, while simultaneously creating value for our stockholders.

Restricted Stock Units
RSUs vest in three equal annual installments, becoming fully vested on the third anniversary of the grant date. Only vested RSUs can be exchanged for shares of Hologic common stock. RSUs also are subject to the terms and conditions set forth in the form of Restricted Stock Unit Award Agreement. The Compensation Committee grants RSUs to reflect competitive practices and to promote retention by providing a level of value to recipients based on the price of our common stock at any point in time. In addition to their strong retention value, we believe that RSUs support an ownership mentality, encouraging our employees, including our NEOs, to act in a manner consistent with the long-term interests of the Company and our stockholders.

2025 Long-Term Annual Incentive Award Grants

The annual long-term incentive awards granted to our NEOs in fiscal 2025 as compared to awards for fiscal 2024 are as follows:

NEO	FY2025 Award Value(1) ($)	FY2024 Award Value(1) ($)	Change (%)
Stephen P. MacMillan	12,600,000	11,750,000	7.2%
Karleen M. Oberton	3,000,000	2,500,000	20%
Essex D. Mitchell	3,500,000	2,500,000	40%
Jennifer M. Schneiders	2,000,000	1,000,000	100%
Jan Verstreken	2,000,000	2,000,000	0%
John M. Griffin	2,000,000	2,000,000	0%
(1) The award values in this table differ slightly from the grant date fair values of the awards reported in the Summary Compensation Table and the Grants of Plan-Based Awards Table. The award values in this table are the values awarded by the Compensation Committee while the grant date fair value of each award reported in the Summary Compensation Table and the Grants of Plan-Based Awards Table is the award value for accounting purposes.

The Compensation Committee increased Mr. MacMillan’s grant for fiscal 2025 in light of his continued exceptional leadership through evolving times and to align closer with market practices. For Ms. Oberton, the increase in grant value recognizes her continued strong leadership across the Company and an awareness of an overall competitive talent market. For Mr. Mitchell, the increase in grant value recognizes his support of priorities across the organization, strong performance and leadership in his new role and continued growth potential, along with an awareness of an overall competitive talent market. For Ms. Schneiders, the increase was based on her strong performance and to align closer with market practices for her role.

DEFERRED COMPENSATION

Deferred Compensation Program Contributions

The Company’s Non-Qualified Deferred Compensation Plan (the “DCP”) provides our NEOs with non-qualified retirement benefits in excess of what may be provided under our 401(k) Savings and Investment Plan and tax code limitations. The Compensation Committee considers the DCP Company contribution in the context of total compensation and views the contribution both as a tool to help close a competitive market gap when evaluating the total value of annual compensation and as a retention mechanism. Mr. Verstreken is not eligible to participate in the DCP because he is located outside of the United States.

The DCP allows US-based NEOs to contribute up to 75% of their base salary and 100% of their annual bonus to a supplemental retirement account. In addition, the Company has the ability to make annual contributions to the DCP. Each DCP contribution the Company makes on behalf of our NEOs is subject to a three-year vesting schedule, such that one-third of each contribution vests annually and each contribution is fully vested three years after the contribution is made. In addition, Company contributions become fully vested upon: (i) death, disability or a change of control; (ii) retirement after the attainment of certain age and/or service milestones; or (iii) as otherwise provided by the Compensation Committee in its sole discretion. In connection with the Merger, all deferral elections were suspended effective as of January 1, 2026, and all unvested amounts in the DCP will become fully vested and payable within 45 days following the closing of the Merger.

The DCP Company contributions granted to our NEOs in November 2025 (fiscal 2026) and November 2024 (fiscal 2025) are set forth below:

DCP Company Contribution
NEO	November 2025 (fiscal 2026) ($)	November 2024 (fiscal 2025) ($)
Stephen P. MacMillan	190,000	272,500
Karleen M. Oberton	106,400	155,000
Essex D. Mitchell	106,400	155,000
Jennifer M. Schneiders	115,000	150,000
Jan Verstreken	—	—
John M. Griffin	—	155,000

The overall funding of the Company’s contributions to the DCP is based on the applicable STIP funding factor, with the amount of the Company DCP contribution to each individual based upon role/job level target values with differentiation for individual performance.

Deferred Equity Plan

The Hologic, Inc. Deferred Equity Plan, as amended (the “DEP”) is designed to allow US-based executives and non-employee directors to accumulate Hologic stock in a tax-efficient manner and assist them in meeting their long-term equity accumulation goals and stock ownership guidelines. Participants may elect to defer the settlement of RSUs and PSUs granted under the Amended and Restated 2008 Equity Incentive Plan until separation from service or separation from service plus a fixed number of years. Participants may defer settlement by vesting tranche. Although the equity will vest on schedule, if deferral of settlement is elected, no shares will be issued until the settlement date. The settlement date will be the earlier of death, disability, change in control or separation from service/separation from service plus number of years elected.

OTHER COMPENSATION

Retirement Benefits

The Compensation Committee maintains retirement benefits to help the Company attract and retain the most highly talented senior executives. Over the years, the Compensation Committee has modified these programs to ensure competitive alignment with an evolving market. We believe the overall value of our retirement program is consistent with our industry peers.

401(k) Savings And Investment Plan

The Company sponsors a 401(k) Savings and Investment Plan, which is a qualified retirement plan offered to all eligible employees, including our U.S. NEOs. The Plan allows participants to elect to defer a portion of their compensation on a pre-tax basis and/or Roth basis, up to the limits imposed by the Internal Revenue Code of 1986, as amended (the “Code”). In 2025, which includes the first three months of the Company’s fiscal 2026, the Company matched 100% of the first 3% and 50% of the next 2% of each participant’s deferrals, up to an amount equal to 4% of the first $350,000 earned by a participant.

Swiss Group Retirement Plan

The Company operates a Swiss Group Personal Pension Plan for employees in Switzerland, including Mr. Verstreken. The plan is a defined contribution scheme with Company and employee contributions, subject to annual limits and pension regulations as amended from time to time. In 2025, which includes the first three months of the Company’s fiscal 2026, the total contribution per annum is 20% of eligible salary (base salary and bonus up to a cap of 882,000 CHF), funded 60% by the Company and 40% by the employee, deducted from pre-tax eligible salary.

Equity Retirement Provision

Equity awards provide for retirement vesting benefits if the retiree is either (i) 65 years of age or older or (ii) 55 years of age or older with 10 years of continuous service with the Company, so long as such awards have been outstanding for at least 90 days prior to such retirement. Outstanding RSUs and stock options continue to vest on their original vesting schedule following retirement. Outstanding PSUs vest on their original vesting date following the end of the performance period based on actual performance during the performance period (assuming at least threshold performance is achieved). If threshold performance is not achieved during the applicable performance period, no PSUs will vest.

Other Benefits and Perquisites

Our NEOs also generally participate in other benefit plans on the same terms as all of our other employees. These plans include our employee stock purchase plan (“ESPP”), medical and dental insurance, life insurance, short- and long-term disability insurance programs, as well as customary vacation, leave of absence and other similar policies. We also provide limited perquisites and personal benefits based on considerations unique to each NEO position. During fiscal 2025, we provided (i) each of the NEOs with an automobile allowance, (ii) housing allowance to Mr. Verstreken and Ms. Schneiders, as well as to other non-NEO employees and (iii) where occasionally appropriate spousal or companion travel on business trips (with required approval). In addition, Mr. MacMillan has access to private air transportation for business purposes and limited personal use. The personal use (excluding in connection with attending the Company’s annual salesforce reward trip) is subject to a maximum aggregate incremental cost to the Company of $150,000 per fiscal year. The transportation perquisites are intended to provide for the security and safety of our executives as well as to allow additional time to devote to Hologic business. The Compensation Committee believes these perquisites are reasonable and consistent with the overall compensation program, contribute to executive recruitment and retention, and are consistent with market practice. From time to time, the Company also allows its employees, including NEOs, the personal use of tickets for sporting and cultural events previously acquired by the Company for business entertainment purposes or acquired in connection with corporate sponsorships. There is no incremental cost to the Company for the use of such tickets, and therefore, such items are not reflected in the compensation of our NEOs in the “Summary Compensation Table” below. The values of all perquisites and other personal benefits provided to our NEOs are included in the “All Other Compensation” column of the “Summary Compensation Table” below.

Our Decision-Making Process

The Compensation Committee oversees the compensation and benefits programs for our NEOs. The Compensation Committee is comprised solely of independent, non-employee members of the Board of Directors. The Compensation Committee works very closely with its independent compensation consultant and management to ensure that our Company’s executive compensation program is appropriately aligned with our business strategy and is achieving the desired objectives. We also take into account feedback received from our stockholders. Details of the Compensation Committee’s authority and responsibilities are specified in the Compensation Committee’s charter, which may be accessed through investors.hologic.com.

The Role of the Compensation Committee

The Compensation Committee seeks to ensure that the links between our executive compensation program and our business goals are responsible, appropriate and strongly aligned with stockholder interests. The Compensation Committee annually determines the compensation levels of our NEOs by considering several factors, including:

•Each NEO’s role and responsibilities
•How the NEO is performing those responsibilities
•Our historical and anticipated future financial performance
•Compensation practices of the companies in our peer groups(s)
•Survey data from a broader group of comparable public companies (where appropriate)

The Role of Management

During fiscal 2025, Mr. MacMillan reviewed the performance and compensation of the NEOs, other than himself, and made recommendations as to their compensation to the Compensation Committee. No executive officer participates in the deliberations of the Compensation Committee regarding his or her own compensation.

The Role of the Independent Compensation Consultant

The Compensation Committee retained Pearl Meyer & Partners, LLC (“Pearl Meyer”) to serve as its executive compensation consultant for fiscal 2025. Pearl Meyer did not perform any services for us other than as directed by the Compensation Committee.

During fiscal 2025, Pearl Meyer advised the Compensation Committee on a variety of subjects such as compensation plan design and trends, pay for performance analytics, benchmarking norms, and other such related matters. Pearl Meyer also conducted a risk assessment of our executive compensation practices for fiscal 2025 and the Compensation Committee reviewed and discussed these assessments for fiscal 2025, and the Compensation Committee concurred with the assessment that our compensation programs do not create risks that are reasonably likely to have a material adverse effect on our business. Pearl Meyer reports directly to the

Compensation Committee, participates in meetings as requested and communicates with the Compensation Committee Chair between meetings as necessary.

Prior to engaging Pearl Meyer, the Compensation Committee reviewed the firm’s qualifications as well as its independence and any potential conflicts of interest and determined there were none. The Compensation Committee has the sole authority to modify or approve Pearl Meyer’s compensation, determine the nature and scope of its services, evaluate its performance, and terminate the engagement and hire a replacement or additional consultant at any time.

PEER GROUP

The Compensation Committee compares our executive compensation program to a group of companies that are comparable in terms of size and industry (the Primary Peer Group). The overall purpose of this peer group is to provide a market frame of reference for evaluating our compensation arrangements (current or proposed), understanding compensation trends among comparable companies, and reviewing other compensation and governance-related topics that may arise during the course of the year.

Following the 2024 review of our Primary Peer Group in March 2024, the Compensation Committee did not make any changes to the Primary Peer Group used for setting target compensation levels for the NEOs for fiscal 2025. Our Primary Peer Group used for setting target compensation levels for the NEOs for fiscal 2025 is as follows:

2025 Primary Peer Group Composition

Agilent Technologies, Inc.	IDEXX Laboratories, Inc.	Steris Plc
Baxter International Inc.	Illumina, Inc.	Teleflex Incorporated
Boston Scientific Corporation	Intuitive Surgical, Inc.	The Cooper Companies, Inc.
DENTSPLY Sirona, Inc.	ResMed, Inc.	Waters Corporation
Edwards Lifesciences Corp.	Revvity, Inc.	Zimmer Biomet Holdings, Inc.

Peer Group Data(1)

	Revenue ($M)	Enterprise Value ($M)
50th Percentile	$4,500	$29,100
Hologic	$4,000	$17,600
Hologic Rank	35th	15th
(1) Data as available January 31, 2024.

Each year, Pearl Meyer conducts and presents to the Compensation Committee an executive compensation competitive assessment to assist the Compensation Committee in assessing whether executive target pay levels by element and in the aggregate are competitive in the marketplace. For fiscal 2025, the target annual TDC opportunities comprised of base salary, target annual STIP, annual long-term incentive awards and deferred compensation contributions, for all the NEOs were determined to be within a competitive range of the market, with positioning by individuals varying based on tenure, performance, experience and internal equity.

Supplemental Practices Peer Group

Pearl Meyer also developed a Supplemental Practices Peer Group of larger companies to serve as a reference point in understanding design characteristics of compensation programs at larger companies. The group was not used to set compensation levels for the NEOs. The group consists of both direct product competitors and recent sources of executive talent. Below is the Supplemental Practices Peer Group which the Company referenced while assessing overall compensation design for fiscal 2025 compensation.

Abbott Laboratories	Johnson & Johnson	Stryker Corporation
Becton, Dickinson and Company	Medtronic plc	Thermo Fisher Scientific Inc.
GE HealthCare Technologies Inc.

TSR Peer Group

The Company uses a custom TSR Peer Group comprised of select companies from the Company investor relations performance benchmarking group and the executive compensation Peer Groups discussed above. The TSR Peer Group is approved by the Compensation Committee each year at the time the TSR PSU awards are granted. Companies which are acquired or otherwise delisted during the performance period are excluded from the final calculation. The TSR Peer Group reflects organizations from both our Primary Peer Group as well as our internal investor relations comparator group. Collectively, we believe this larger set of companies provides strong comparisons from a people, product and investor perspective. Moreover, this larger set of companies in the TSR Peer Group helps mitigate the impact of market consolidation by way of corporate actions such as acquisitions and divestitures. For the fiscal 2025 TSR PSU awards, the following companies were set as the TSR Peer Group:

Abbott Laboratories	IDEXX Laboratories, Inc.	ResMed Inc.
Agilent Technologies, Inc.	Illumina, Inc.	Revvity, Inc.
Baxter International Inc.	Integra LifeSciences Holdings Corp	STERIS plc
Becton, Dickinson and Company	Intuitive Surgical, Inc.	Stryker Corporation
Boston Scientific Corporation	Laboratory Corp. of America Holdings	The Cooper Companies, Inc.
Bruker Corporation	Mettler-Toledo International Inc.	Thermo Fisher Scientific Inc.
DENTSPLY Sirona, Inc.	Qiagen NV	Waters Corporation
DexCom, Inc.	Quest Diagnostics Inc.	Zimmer Biomet Holdings, Inc.
Edwards Lifesciences Corp.

ADDITIONAL COMPENSATION PRACTICES, POLICIES & GUIDELINES

Our Position on Employment, Change of Control and Severance Agreements

Our ability to build the exceptional leadership team in place today was due in large part to our having a full complement of compensation tools available to us and the flexibility to use them. This includes the ability to leverage employment, change of control and severance agreements.

The Compensation Committee believes that together, our employment, change of control and severance agreements, which are guided by our compensation philosophy and governance practices and policies (e.g., double-trigger change of control provisions), are well aligned with those of our peers. More importantly, they foster stability within senior management by helping our executives maintain continued focus and dedication to their responsibilities to maximize stockholder value, including in the event of a transaction that could result in a change in control of our Company.

The Compensation Committee believes that providing change of control and severance benefits eliminates, or at least reduces, any reluctance of senior management to pursue potential change of control transactions that may be in the best interests of stockholders.

We also understand the concern of our stockholders regarding severance arrangements, and in 2015, the Compensation Committee adopted a Policy on Executive Severance Agreements. This policy limits severance benefits under any new severance or employment agreements entered into with executive officers to 2.99 times the sum of the executive officer’s base salary and non-equity incentive plan payment or other annual non-equity bonus or award; any benefits in excess of this amount must be ratified by stockholders. For purposes of this policy “severance benefits” do not include the value of accelerated vesting of any outstanding equity awards or payments under the Company’s retirement and deferred compensation plans. Details about the specific arrangements made with our NEOs are set forth in the “Change of Control and Severance Agreements” section below.

Executive Stock Ownership Guidelines

Our Board believes that our directors and officers should hold a meaningful financial stake in the Company in order to further align their interests with those of our stockholders, and the Company increased the stock ownership guidelines for our executives, other than our CEO, in December 2024. Our CEO is expected to achieve equity ownership in the Company with a value of five times his then current base salary and each of our other NEOs and executive officers is expected to achieve equity ownership in the Company with a value of three times his or her then current base salary, within five years of becoming subject to the guidelines or an increase in the ownership guideline. Only shares of stock issued and outstanding (or vested and deferred under our deferred equity plan) are credited towards the ownership goals. No unvested RSUs or PSUs or outstanding stock options (regardless of whether or not vested) are credited towards the ownership goals. All of our NEOs who have been subject to the guidelines for five years have achieved ownership in excess of the guideline. Information about ownership guidelines for our non-employee directors can be found in the “Director Compensation” section.

Compensation Recoupment Policy

We have a compensation recoupment, or clawback, policy, which was recently updated to comply with Nasdaq listing standards implementing Exchange Act Rule 10D-1. The clawback policy includes mandatory recoupment of excess incentive-based compensation received by a covered executive (including the NEOs) on or after October 2, 2023 in the event of a restatement of the Company’s financial statements due to material non-compliance with any financial reporting requirement under federal securities laws, as required by Exchange Act Rule 10D-1. In addition, if our Board determines that a senior executive (including the NEOs) engages in fraud or willful misconduct that results in such a restatement, then the Board may review all incentive compensation – both incentive cash/bonus awards and all forms of equity-based compensation – awarded to or earned by that officer on the basis of performance or time during the fiscal periods materially affected by the restatement. If, in the view of our Board, the incentive compensation would have been lower if it had been based on the restated financial results, the Board may, to the extent permitted by applicable law, seek recoupment from that officer of any portion of such incentive compensation as it deems appropriate after a review of all relevant facts and circumstances. Any recoupment under this policy may be in addition to, and shall not otherwise limit, any other remedies that may be available to the Company under applicable law, including disciplinary actions up to and including termination of employment.

Hedging and Pledging Policy

Our Insider Trading Policy prohibits employees and directors of the Company from engaging in hedging or similar arrangements with respect to the Company’s securities, including, without limitation, short sales and buying or selling puts, calls or other derivative securities (except for stock options granted by the Company). Pursuant to the Insider Trading Policy, employees and directors are also prohibited from holding Company securities in a margin account or otherwise pledging Company securities as collateral for a loan.

Timing of Equity Grants

Annual equity awards, including stock options, are granted during an open trading window following the Company’s annual earnings release. For new hires, equity awards, including stock options, are typically granted on the first of the month following their hire. Under the ESPP, eligible employees, including the NEOs, may purchase shares at a discount, with purchase dates generally at the end of June and December using payroll deductions accumulated during the prior six-month period.

The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of equity awards, including stock options, and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During fiscal 2025, no stock options were granted to the NEOs in the period beginning four business days before and ending one business day after the filing or furnishing of any Form 10-Q, Form 10-K or Form 8-K that disclosed material nonpublic information.

Tax and Accounting Considerations

The Compensation Committee considers tax and accounting implications in determining all elements of our compensation plans, programs and arrangements, although they are not the only factors considered. In some cases, other important considerations may outweigh tax or accounting considerations and the Compensation Committee maintains the flexibility to compensate its officers in accordance with the Company’s compensation philosophy.

Section 162(m) of the Code, generally limits the deductibility of compensation to $1 million per year for certain named executive officers of the Company, except that historically Section 162(m) provided for an exemption for compensation that qualified as “performance-based compensation.” In the past, several elements of our named executive officers’ compensation were intended to be deductible under Section 162(m) as performance-based compensation. The Tax Cuts and Jobs Act of 2017 repealed the exemption from the Section 162(m) deduction limit for performance-based compensation, effective for taxable years beginning after December 31, 2017. As a result, we expect that compensation paid to our named executive officers in excess of $1 million generally will not be deductible.

COMPENSATION COMMITTEE REPORT

We, the Compensation Committee of the Board of Directors of Hologic, Inc., have reviewed and discussed the Compensation Discussion and Analysis set forth above with management of the Company, and based on such review and discussion, recommended to the Board that the CD&A be included in this Amendment to the Company’s Annual Report on Form 10-K.

Compensation Committee
Nanaz Mohtashami, Chair
Ludwig N. Hantson
Martin Madaus
Amy M. Wendell

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table
The following table presents information regarding compensation of each of the NEOs for services rendered during the fiscal years indicated. A description of our compensation policies and practices as well as a description of the components of compensation payable to our NEOs is included above under “Compensation Discussion and Analysis.”

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)		Total ($)
Stephen P. MacMillan Chairman, President and Chief Executive Officer	2025	1,255,070	—	9,608,892	3,149,999	1,436,384	481,310	(5)	15,931,655
	2024	1,212,628	—	9,141,468	2,937,477	1,990,413	537,275		15,819,261
	2023	1,175,341	—	8,685,571	2,749,981	2,311,254	632,885		15,555,032
Karleen M. Oberton Chief Financial Officer	2025	730,962	—	2,287,791	749,977	418,950	206,191	(6)	4,393,871
	2024	694,231	—	1,944,766	624,995	600,000	226,446		4,090,438
	2023	649,038	—	1,776,403	562,491	665,000	281,688		3,934,620
Essex D. Mitchell Chief Operating Officer	2025	738,461	—	2,668,982	874,986	570,000	222,586	(7)	5,075,015
	2024	592,692	—	1,944,766	624,995	725,000	196,272		4,083,725
	2023	419,615	—	947,304	299,989	360,000	145,678		2,172,586
Jennifer M. Schneiders Division President, Diagnostic Solutions(8)	2025	476,538	—	1,525,250	499,985	360,000	272,828	(9)	3,134,601
Jan Verstreken Group President, International(10)	2025	747,277	—	1,525,250	499,985	455,211	234,218	(11)	3,461,941
	2024	693,399	—	1,555,966	499,996	611,323	225,211		3,585,895
	2023	639,388	—	1,578,997	499,989	645,706	159,904		3,523,984
John M. Griffin Former General Counsel(12)	2025	672,115	—	1,525,250	499,985	384,750	210,206	(13)	3,292,306
	2024	644,231	—	1,555,966	499,996	550,000	223,858		3,474,051
	2023	599,231	—	1,421,191	449,983	610,000	260,706		3,341,111
(1)    Reflects position on September 27, 2025, the last day of fiscal 2025.
(2)    The amounts included in the “Stock Awards” column represent the aggregate grant date fair value of RSUs, FCF PSUs, ROIC PSUs and TSR PSUs granted during the respective fiscal years. These values have been determined as of the grant date under GAAP based on the assumptions described in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 27, 2025. The RSUs vest annually in equal installments over a required service period of three years, and the PSUs cliff-vest at the end of a three-year period provided the pre-determined performance metrics are achieved (adjusted FCF, adjusted ROIC or relative TSR, as applicable). For the PSUs, the grant date fair value is based on our estimate of the probable outcome of the performance conditions applicable to each PSU award. Assuming the achievement of the highest level of performance conditions with respect to these PSUs (200% of target for the FCF PSUs, ROIC PSUs and TSR PSUs), the maximum possible value of the FCF, ROIC and TSR PSUs, respectively, granted to our NEOs in fiscal 2025 are: Mr. MacMillan: $6.3 million, $3.1 million and $3.1 million; Ms. Oberton: $1.5 million, $749,918 and $749,918; Mr. Mitchell: $1.7 million, $874,878, and $874,878; Ms. Schneiders: $1.0 million, $499,998 and $499,998; Mr. Verstreken: $1.0 million, $499,998 and $499,998; and Mr. Griffin: $1.0 million, $499,998 and $499,998.
(3)    The amount included in the “Options Awards” column represents the grant date fair value of all stock options granted during the respective fiscal year. These stock options vest annually in equal installments over a required service period of four years and have a 10-year term. The values have been determined as of the grant date under GAAP based on the assumptions described in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 27, 2025.
(4)    Represents cash payments under the STIP. Bonuses paid under the 2025, 2024 and 2023 STIP were based on a combination of Company and individual performance factors for the applicable fiscal year. For more information, see the “Fiscal 2025 Total Direct Compensation Elements in Detail-Short-Term Incentive Plan” section above.
(5)    The amount represents (i) the Company’s contributions to the DCP in the amount of $272,500; (ii) the Company’s matching contributions under our 401(k) Savings and Investment Plan of $14,000; (iii) value of Mr. MacMillan’s personal use of a leased automobile provided by the Company of $42,756; (iv) reimbursement and payment of expenses related to the Company’s annual salesforce reward trip of $60,357; (v) tax reimbursements of $33,628 related to the Company’s annual salesforce reward trip; and (vi) $58,069 attributable to the personal use of private aircraft, net of all standard industry fare level reimbursements paid by Mr. MacMillan.
(6)    The amount represents (i) the Company’s contributions to the DCP in the amount of $155,000; (ii) the Company’s matching contributions under our 401(k) Savings and Investment Plan of $14,877; (iii) an automobile allowance of $7,800; (iv) reimbursement of expenses related to the Company’s annual salesforce reward trip of $20,145; and (v) tax reimbursements of $8,369 related to the Company’s annual salesforce reward trip.
(7)    The amount represents (i) the Company’s contributions to the DCP in the amount of $155,000; (ii) the Company’s matching contributions under our 401(k) Savings and Investment Plan of $13,977; (iii) an automobile allowance of $8,450, (iv) reimbursement of expenses related to the Company’s annual salesforce reward trip of $31,061; and (v) tax reimbursements of $14,098 related to the Company’s annual salesforce reward trip.

(8)    Ms. Schneiders first became a NEO in fiscal year 2025.
(9)    The amount represents (i) the Company’s contributions to the DCP in the amount of $150,000; (ii) the Company’s matching contributions under our 401(k) Savings and Investment Plan of $14,658; (iii) the Company’s housing allowance in the amount of $45,000; (iv) an automobile allowance of $6,000; (v) reimbursement of expenses related to the Company’s annual salesforce reward trip of $34,276; and (vi) tax reimbursements of $22,894 related to the Company’s annual salesforce reward trip.
(10)    The Company converted Mr. Verstreken's compensation in Swiss Franc to US Dollar using the average exchange rate for the fiscal year.
(11)    The amount represents (i) the Company’s housing allowance in the amount of $38,146; (ii) an automobile allowance of $22,888; and (iii) the Company’s contribution to Mr. Verstreken’s executive Swiss pension plan of $173,184.
(12)    Mr. Griffin served as our General Counsel until May 1, 2025 when he transitioned to Special Advisor to the Chairman, President and Chief Executive Officer of the Company.
(13)    The amount represents (i) the Company’s contributions to the DCP in the amount of $155,000; (ii) the Company’s matching contributions under our 401(k) Savings and Investment Plan of $11,865; (iii) an automobile allowance of $6,000, (iv) reimbursement of expenses related to the Company’s annual salesforce reward trip of $22,886; (v) tax reimbursements of $9,266 related to the Company’s annual salesforce reward trip and (vi) $5,189 in retirement gifts.

GRANTS OF PLAN-BASED AWARDS

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Stephen P. MacMillan			941,303	1,882,605	3,765,210
	11/11/2024	11/5/2024							39,677			3,149,957
	11/11/2024	11/5/2024								117,801	79.39	3,149,999
	11/11/2024	11/5/2024				19,838	39,677	79,354				3,149,957
	11/11/2024	11/5/2024				9,919	19,838	39,676				1,574,939
	11/11/2024	11/5/2024				9,919	19,838	39,676				1,734,040
Karleen M. Oberton			274,111	548,222	1,096,444
	11/11/2024	11/5/2024							9,447			749,997
	11/11/2024	11/5/2024								28,047	79.39	749,977
	11/11/2024	11/5/2024				4,723	9,447	18,894				749,997
	11/11/2024	11/5/2024				2,361	4,723	9,446				374,959
	11/11/2024	11/5/2024				2,361	4,723	9,446				412,837
Essex D. Mitchell			369,231	738,461	1,476,922
	11/11/2024	11/5/2024							11,021			874,957
	11/11/2024	11/5/2024								32,722	79.39	874,986
	11/11/2024	11/5/2024				5,510	11,021	22,042				874,957
	11/11/2024	11/5/2024				2,755	5,510	11,020				437,439
	11/11/2024	11/5/2024				2,755	5,510	11,020				481,629
Jennifer M. Schneiders			178,702	357,404	714,808
	11/11/2024	11/5/2024							6,298			499,998
	11/11/2024	11/5/2024								18,698	79.39	499,985
	11/11/2024	11/5/2024				3,149	6,298	12,596				499,998
	11/11/2024	11/5/2024				1,574	3,149	6,298				249,999
	11/11/2024	11/5/2024				1,574	3,149	6,298				275,254
Jan Verstreken			280,229	560,458	1,120,916
	11/11/2024	11/5/2024							6,298			499,998
	11/11/2024	11/5/2024								18,698	79.39	499,985
	11/11/2024	11/5/2024				3,149	6,298	12,596				499,998
	11/11/2024	11/5/2024				1,574	3,149	6,298				249,999
	11/11/2024	11/5/2024				1,574	3,149	6,298				275,254
John M. Griffin			252,043	504,086	1,008,172
	11/11/2024	11/5/2024							6,298			499,998
	11/11/2024	11/5/2024								18,698	79.39	499,985
	11/11/2024	11/5/2024				3,149	6,298	12,596				499,998
	11/11/2024	11/5/2024				1,574	3,149	6,298				249,999
	11/11/2024	11/5/2024				1,574	3,149	6,298				275,254
(1)    Represents threshold, target and maximum annual cash incentive awards under the 2025 STIP. The threshold amount for each NEO is 50% of target, as the minimum amount payable (subject to individual performance) if threshold performance is achieved. If the threshold is not achieved, the payment to the NEOs would be zero. The maximum amount for each NEO is 200% of target and reflects the maximum amount payable (subject to individual performance) if maximum performance is achieved. Payout is based upon achievement of the performance measures listed in the “2025 Performance Objectives and Results” section in the CD&A above. The actual amounts earned by each NEO are set forth in the Summary Compensation Table.
(2)    Represents threshold, target and maximum award amounts for the FY25-FY27 performance cycle pursuant to FCF PSUs, ROIC PSUs and TSR PSUs issued as part of our fiscal 2025 annual equity awards. The PSUs are subject to adjusted FCF achievement goals, ROIC goals and relative TSR achievement goals, as applicable. See the “Long-Term Equity Incentives” section above for information on these goals. For a description of how such awards will be treated in connection with the Merger, see the “Impact of the Merger on Outstanding Equity Awards; New Cash Retention Awards” section above for more information.
•    FCF PSUs. FCF PSUs vest only if the Company achieves a three-year adjusted free cash flow measure. If we fail to achieve the minimum adjusted FCF measure, all of the FCF PSUs for that three-year performance period will be forfeited. The maximum payout for FCF PSUs is limited to 200% of the shares granted and is earned only if we achieve the maximum adjusted FCF measure.
•    ROIC PSUs. ROIC PSUs vest only if the Company achieves a pre-determined average ROIC threshold at the end of a three-year performance period. If we fail to achieve the average ROIC minimum threshold, all ROIC PSUs for that three-year performance period will be forfeited. If the target three-year average ROIC goal is achieved, 100% of the ROIC PSUs will vest. The maximum payout for ROIC PSUs is limited to 200% of the shares granted and is earned only if we achieve the maximum three-year average ROIC goal.
•    TSR PSUs. TSR PSUs vest only if the Company achieves a minimum relative TSR percentile at the end of a three-year performance period. If we fail to achieve the minimum relative TSR percentile, all of the TSR PSUs for that three-year performance period will be forfeited. The maximum payout for TSR PSUs is limited to 200% of the shares granted and is earned only if we achieve the maximum relative TSR percentile. For TSR PSUs, threshold, target and maximum award amounts are payable upon achievement of relative TSR in the 25th, 50th and 95th percentile, respectively.
(3) Represents RSUs issued as part of our fiscal 2025 annual equity awards.
(4)    This column shows the full grant date fair value of RSUs, stock options, FCF PSUs, ROIC PSUs, and TSR PSUs as determined under GAAP. The values are determined based on the assumptions described in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 27, 2025.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)(2)
Stephen P. MacMillan	12/1/2016	160,565	(3)	—		37.64	12/1/2026
	12/1/2017	927,978	(3)	—		40.85	12/1/2027
	11/12/2018	151,071	(3)	—		40.97	11/12/2028
	11/11/2019	152,529	(3)	—		45.61	11/11/2029
	11/9/2020	123,801	(3)	—		68.35	11/9/2030
	11/8/2021	89,157	(3)	29,720	(3)	71.13	11/8/2031
	11/7/2022	53,150	(3)	53,150	(3)	74.35	11/7/2032
	11/14/2023	29,457	(3)	88,372	(3)	71.94	11/14/2033
	11/11/2024	—		117,801	(3)	79.39	11/11/2034
	11/7/2022							12,329	(4)	828,632
	11/14/2023							27,222	(4)	1,829,591
	11/11/2024							39,677	(4)	2,666,691
	11/7/2022							41,795	(5)	2,809,042
	11/7/2022							23,301	(5)	1,566,060
	11/7/2022							18,493	(5)	1,242,915
	11/14/2023										81,664	(6)	5,488,637
	11/14/2023										40,832	(7)	2,744,319
	11/14/2023										20,416	(8)	1,372,159
	11/11/2024										79,354	(6)	5,333,382
	11/11/2024										39,676	(7)	2,666,624
	11/11/2024										19,838	(8)	1,333,312
Karleen M. Oberton	11/11/2019	30,774	(3)	—		45.61	11/11/2029
	11/9/2020	23,767	(3)	—		68.35	11/9/2030
	11/8/2021	17,831	(3)	5,944	(3)	71.13	11/8/2031
	11/7/2022	10,871	(3)	10,872	(3)	74.35	11/7/2032
	11/14/2023	6,267	(3)	18,803	(3)	71.94	11/14/2033
	11/11/2024	—		28,047	(3)	79.39	11/11/2034
	11/7/2022							2,522	(4)	169,504
	11/14/2023							5,792	(4)	389,280
	11/11/2024							9,447	(4)	634,933
	11/7/2022							8,548	(5)	574,511
	11/7/2022							4,765	(5)	320,256
	11/7/2022							3,782	(5)	254,188
	11/14/2023										17,374	(6)	1,167,707
	11/14/2023										8,686	(7)	583,786
	11/14/2023										4,343	(8)	291,893
	11/11/2024										18,894	(6)	1,269,866
	11/11/2024										9,446	(7)	634,866
	11/11/2024										4,723	(8)	317,433

	Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)(2)
Essex D. Mitchell	11/8/2021	—		2,972	(3)	71.13	11/8/2031
	11/7/2022	5,798	(3)	5,798	(3)	74.35	11/7/2032
	11/14/2023	6,267	(3)	18,803	(3)	71.94	11/14/2033
	11/11/2024	—		32,722	(3)	79.39	11/11/2034
	11/7/2022							1,345	(4)	90,397
	11/14/2023							5,792	(4)	389,280
	11/11/2024							11,021	(4)	740,721
	11/7/2022							4,558	(5)	306,343
	11/7/2022							2,541	(5)	170,781
	11/7/2022							2,017	(5)	135,563
	11/14/2023										17,374	(6)	1,167,707
	11/14/2023										8,686	(7)	583,786
	11/14/2023										4,343	(8)	291,893
	11/11/2024										22,042	(6)	1,481,443
	11/11/2024										11,020	(7)	740,654
	11/11/2024										5,510	(8)	370,327
Jennifer M. Schneiders	11/8/2021	2,853	(3)	951	(3)	71.13	11/8/2031
	11/7/2022	2,028	(3)	2,030	(3)	74.35	11/7/2032
	11/14/2023	2,507	(3)	7,521	(3)	71.94	11/14/2033
	11/11/2024	—		18,698	(3)	79.39	11/11/2034
	11/7/2022							471	(4)	31,656
	11/14/2023							2,317	(4)	155,726
	11/11/2024							6,298	(4)	423,289
	11/14/2023										6,950	(6)	467,110
	11/14/2023										3,474	(7)	233,488
	11/14/2023										1,737	(8)	116,744
	11/11/2024										12,596	(6)	846,577
	11/11/2024										6,298	(7)	423,289
	11/11/2024										3,149	(8)	211,644

	Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)(2)
Jan Verstreken	2/1/2017	7,564	(3)	—		40.85	2/1/2027
	12/1/2017	12,490	(3)	—		40.85	12/1/2027
	11/12/2018	13,971	(3)	—		40.97	11/12/2028
	11/11/2019	15,387	(3)	—		45.61	11/11/2029
	7/1/2020	29,002	(3)	—		56.97	7/1/2030
	11/9/2020	12,509	(3)	—		68.35	11/9/2030
	11/8/2021	13,373	(3)	4,458	(3)	71.13	11/8/2031
	11/7/2022	9,663	(3)	9,664	(3)	74.35	11/7/2032
	11/14/2023	5,014	(3)	15,042	(3)	71.94	11/14/2033
	11/11/2024	—		18,698	(3)	79.39	11/11/2034
	11/7/2022							2,242	(4)	150,685
	11/14/2023							4,634	(4)	311,451
	11/11/2024							6,298	(4)	423,289
	11/7/2022							7,598	(5)	510,662
	11/7/2022							4,236	(5)	284,702
	11/7/2022							3,362	(5)	225,960
	11/14/2023										13,900	(6)	934,219
	11/14/2023										6,950	(7)	467,110
	11/14/2023										3,475	(8)	233,555
	11/11/2024										12,596	(6)	846,577
	11/11/2024										6,298	(7)	423,289
	11/11/2024										3,149	(8)	211,644
John M. Griffin(9)	11/12/2018	27,943	(3)	—		40.97	11/12/2028
	11/11/2019	28,964	(3)	—		45.61	11/11/2029
	11/9/2020	21,265	(3)	—		68.35	11/9/2030
	11/8/2021	15,602	(3)	5,201	(3)	71.13	11/8/2031
	11/7/2022	8,696	(3)	8,698	(3)	74.35	11/7/2032
	11/14/2023	5,014	(3)	15,042	(3)	71.94	11/14/2033
	11/11/2024	—		18,698	(3)	79.39	11/11/2034
	11/7/2022							2,018	(4)	135,630
	11/14/2023							4,634	(4)	311,451
	11/11/2024							6,298	(4)	423,289
	11/7/2022							6,839	(5)	459,649
	11/7/2022							3,813	(5)	256,272
	11/7/2022							3,026	(5)	203,377
	11/14/2023										13,900	(6)	934,219
	11/14/2023										6,950	(7)	467,110
	11/14/2023										3,475	(8)	233,555
	11/11/2024										12,596	(6)	846,577
	11/11/2024										6,298	(7)	423,289
	11/11/2024										3,149	(8)	211,644

(1)    Based upon the close price of $67.21, which was the closing market price on Nasdaq of our common stock on September 26, 2025, the last trading day of our common stock in fiscal 2025. The market value of PSUs or RSUs that have not vested was determined by multiplying the closing market price by the number of PSUs or RSUs, respectively. This table reflects outstanding awards as of the end of the fiscal year 2025. For a description of how such awards will be treated in connection with the Merger, see the “Impact of the Merger on Outstanding Equity Awards; New Cash Retention Awards” section above for more information.
(2)    The number and value of the ROIC PSUs and FCF PSUs is based on achieving maximum performance, which is 200% of target, and the number and value of the TSR PSUs is based on achieving target performance, in each case, based on the trending performance as of 2025 fiscal year end.
(3)    These non-qualified stock options vest in four equal annual installments beginning on the first anniversary of the date of grant, subject to continued service on each applicable vesting date.
(4)    These RSUs vest in three equal installments beginning on the first anniversary of the date of grant, subject to continued service on each applicable vesting date.

(5)    The performance period for these FCF PSUs, ROIC PSUs, and TSR PSUs ended at the end of fiscal 2025, with FCF PSUs at 113% of target, ROIC PSUs at 126% of target, and TSR PSUs at 100% of target. The FCF PSUs, ROIC PSUs, and TSR PSUs remained subject to continued service through November 7, 2025 (the third anniversary of the grant date), at which time they vested.
(6)    These FCF PSUs vest on the third anniversary of the grant date if the Company achieves the minimum adjusted free cash flow target at the end of the three-year performance period, subject to continued service on the vesting date.
(7)    These ROIC PSUs vest on the third anniversary of the grant date if the Company achieves a minimum three-year average ROIC threshold at the end of the three-year performance period, subject to continued service on the vesting date.
(8)    These TSR PSUs vest on the third anniversary of the grant date if the Company achieves the minimum total shareholder return target relative to a defined peer group at the end of the three-year performance period, subject to continued service on the vesting date.
(9)    Mr. Griffin served as our General Counsel until May 1, 2025 when he transitioned to Special Advisor to the Chairmen, President and Chief Executive Officer of the Company.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(2)
Stephen P. MacMillan	138,358	3,737,755	156,215	12,293,424
Karleen M. Oberton	—	—	31,470	2,476,382
Essex D. Mitchell	22,902	314,263	17,266	1,357,051
Jennifer M. Schneiders	—	—	2,004	156,672
Jan Verstreken	—	—	24,095	1,896,084
John M. Griffin	—	—	27,129	2,134,924
(1)    Value realized is calculated by subtracting the aggregate exercise price of the options from the aggregate market value of the shares of common stock acquired based on the closing price of our common stock on the date of exercise.
(2)    Value realized is calculated based on the number of shares vested multiplied by the closing price of our common stock on the date of vesting. This calculation does not account for shares withheld for tax purposes, but rather represents the gross value realized.

NON-QUALIFIED DEFERRED COMPENSATION

Name		Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Stephen P. MacMillan		—	272,500	1,334,318	—	13,878,569	(2)
	value of deferred equity	—	—	—	—	72,564,826	(3)
Karleen M. Oberton		60,000	155,000	620,052	—	5,897,026	(2)
	value of deferred equity	—	—	—	—	2,763,755	(3)
Essex D. Mitchell		27,462	155,000	170,912	—	1,446,112	(2)
	value of deferred equity	—	—	—	—	—
Jennifer M. Schneiders		147,981	150,000	62,295	—	703,289	(2)
	value of deferred equity	—	—	—	—	—
Jan Verstreken(4)		—	—	—	—	—
	value of deferred equity	—	—	—	—	—
John M. Griffin		—	155,000	988,863	—	6,088,140	(2)
	value of deferred equity	—	—	—	—	3,140,522	(3)
(1)    These contributions, which were made pursuant to our Non-Qualified Deferred Compensation Plan, were determined and funded in November 2024 (fiscal 2025). These amounts are included in the “All Other Compensation” column of the Summary Compensation Table.
(2)    The following amounts of the reported aggregate balance were previously reported as compensation to the NEOs and were included in the Summary Compensation Table for prior fiscal years: Mr. MacMillan: $6,998,955; Ms. Oberton: $2,176,101; Mr. Mitchell: $311,589; and Mr. Griffin: $2,784,189.
(3)    Reflects value, as of September 27, 2025, of cumulative equity which has vested but settlement has been deferred pursuant to the Company’s Amended and Restated Deferred Equity Plan.
(4)    This employee is a non-US employee and is not eligible to participate in the Company’s Non-Qualified Deferred Compensation Plan or the Amended and Restated Deferred Equity Plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
The following table shows potential payments upon termination or a change of control for our NEOs. The terms and conditions of our employment, change of control and severance agreements with all of our NEOs are discussed below. Our equity grant program provides for certain benefits upon an NEO’s retirement. Assuming a resignation on September 27, 2025, Messrs. MacMillan and Griffin and Mmes. Oberton and Schneiders are eligible to receive such benefits. The following table assumes the applicable event occurred on September 27, 2025, and thus does not reflect the Merger. For additional information on the treatment of equity awards in connection with the Merger, see the “Impact of the Merger on Outstanding Equity Awards; New Cash Retention Awards” section above for more information.

Name	Potential Payment on Change of Control ($)(1)	Potential Payment on Voluntary Termination or Termination for Cause ($)(2)	Potential Payment on Involuntary Termination (Without Cause) or Termination by Executive for Good Reason ($)(3)	Potential Payment on Death or Disability ($)(4)
Stephen P. MacMillan
Cash Severance	14,181,995	—	10,717,494	7,217,998
Share Awards(5)	21,764,916	—	—	21,764,916
Accelerated DCP(6)	—	—	—	—
Health/Welfare Benefits(7)	51,983	—	—	51,983
Total	35,998,894	—	10,717,494	29,034,897
Karleen M. Oberton
Cash Severance	5,092,150	—	2,412,284	2,412,284
Share Awards(5)	4,780,161	—	—	4,780,161
Accelerated DCP(6)	—	—	—	—
Health/Welfare Benefits(7)	—	—	3,769	11,306
Total	9,872,311	—	2,416,053	7,203,751
Essex D. Mitchell
Cash Severance	5,406,250	—	2,310,000	2,670,000
Share Awards(5)	4,482,157	—	—	2,970,749
Accelerated DCP(6)	355,922	—	—	355,922
Health/Welfare Benefits(7)	—	—	24,654	73,961
Total	10,244,329	—	2,334,654	6,070,632
Jennifer M. Schneiders
Cash Severance	3,456,113	—	1,458,500	1,687,500
Share Awards(5)	1,924,290	—	—	1,924,290
Accelerated DCP(6)	—	—	—	—
Health/Welfare Benefits(7)	—	—	29,247	87,740
Total	5,380,403	—	1,487,747	3,699,530
Jan Verstreken(8)
Cash Severance	3,628,210	—	2,619,750	2,619,750
Share Awards(5)	3,687,560	—	—	3,687,560
Allowances(9)	—	—	122,068	—
Health/Welfare Benefits(7)	—	—	49,123	171,191
Total	7,315,770	—	2,790,941	6,478,501
John M. Griffin
Cash Severance	4,708,950	—	—	—
Share Awards(5)	3,570,432	—	—	3,570,432
Accelerated DCP(6)	—	—	—	—
Health/Welfare Benefits(7)	24,654	—	—	—
Total	8,304,036	—	—	3,570,432
(1)    Benefits and payments calculated assuming the executive’s employment was terminated by the Company without cause or by the executive for good reason on September 27, 2025 following a change of control and payable as a lump sum. For purposes of these amounts, the prior fiscal year is fiscal 2024.

(2)    Benefits and payments calculated assuming the executive’s employment was terminated voluntarily or by the Company for cause on September 27, 2025 and payable as a lump sum. This column does not include the following share award amounts that would have continued to vest had the executive voluntarily retired on September 27, 2025: Mr. MacMillan: $21,764,916; Ms. Oberton: $4,780,161; Ms. Schneiders: $1,924,290; and Mr. Griffin: $3,570,432.
(3)    Benefits and payments calculated assuming the executive’s employment was terminated by the Company without cause or by the executive for good reason on September 27, 2025 and payable as a lump sum. For purposes of calculating these amounts, the prior fiscal year as used in the employment agreement and change in control agreements is fiscal 2024. This column does not include the following share award amounts that would have continued to vest had the executive voluntarily retired on September 27, 2025: Mr. MacMillan: $21,764,916; Ms. Oberton: $4,780,161; Ms. Schneiders: $1,924,290; and Mr. Griffin: $3,570,432.
(4)    Benefits and payments calculated assuming the executive’s employment was terminated as a result of executive’s death or disability on September 27, 2025 and payable in a lump sum. For purposes of the cash severance and health and welfare benefits, the payments and benefits also assume that a change of control occurred on September 27, 2025, and such amounts would not be payable upon a termination as a result of death or disability prior to, or more than three years following, a change of control. For purposes of calculating these amounts, the prior fiscal year as used in the employment agreement and change in control agreements is fiscal 2024.
(5)    Assumes a change of control price of $67.21, which was the closing market price on Nasdaq of our common stock on September 26, 2025, the last trading day for our common stock in fiscal 2025. For PSU awards with a performance period ending as of fiscal 2025 (or earlier) that remained unvested as of September 27, 2025, such PSUs are included based on actual performance, and all other PSU awards that remained unvested as of September 27, 2025 are included based on target performance.
(6)    Under the terms of our DCP, employer contributions to the DCP are fully vested in the event of (i) the executive’s death, disability or a change of control or (ii) the executive’s retirement after the attainment of certain age and/or service milestones.
(7)    Includes medical and dental benefits assuming the rates and coverage elections in effect as of the end of fiscal 2025 remain in effect throughout the applicable period.
(8)    The Company converted Mr. Verstreken's compensation in Swiss Franc to US Dollar using the average exchange rate for the fiscal year. For purposes of calculating Mr. Verstreken’s cash severance, the amounts are based on his base salary, 2025 target annual bonus and allowances in effect as of September 27, 2025.
(9)    Includes housing and automotive allowances during fiscal 2025.

CHANGE OF CONTROL AND SEVERANCE AGREEMENTS

The Company has entered into change of control agreements and/or severance agreements with certain of its senior executive officers, including our NEOs.

Mr. MacMillan

The Company entered into an employment agreement with Mr. MacMillan in 2015, which was amended in 2016, October 2020, and in September 2025 (which the 2025 amendment solely extended the term of such agreement). Under the employment agreement, the Committee or the independent members of the Board have discretion to determine Mr. MacMillan’s base salary, target STIP opportunity, Company contribution under the DCP and annual equity grant values. The Employment Agreement also provides for the payment of severance in certain circumstances. Specifically, if, during the term of the Employment Agreement, Mr. MacMillan’s employment is terminated by the Company without cause or if Mr. MacMillan terminates his employment for good reason (as such terms are defined in the Employment Agreement), then he will be entitled to: (i) a payment equal to his accrued compensation through the termination date, which includes pro-rated base salary, reimbursement for business expenses, vacation pay, his annual bonus for the fiscal year prior to the year in which the termination occurs if not paid prior to his termination date, and any vested and/or earned amounts or benefits under the Company’s employee benefit plans, programs, policies or practices; (ii) continued payment of a cash severance amount in equal payments over a two-year severance period in a total amount equal to two times the sum of his annual base salary plus his annual cash bonus for the prior fiscal year; and (iii) payment of a cash severance in the amount of Mr. MacMillan’s annual cash bonus for the fiscal year in which such termination occurs, pro-rated for the then current fiscal year and payable no later than the thirtieth of November following the end of the applicable fiscal year in which the award was earned. If, following a Notice of Non-Renewal by either Mr. MacMillan or the Company and at or after the expiration of the term, Mr. MacMillan’s employment is terminated by the Company without cause or if Mr. MacMillan terminates his employment for good reason, then he will be entitled to the compensation described above, except that the severance period and amount shall be for one year rather than two. In each case, receipt of any severance payments or benefits is conditioned upon Mr. MacMillan’s release of all claims against the Company and its officers and directors.

The Company also entered into a Change of Control Agreement with Mr. MacMillan upon his joining the Company in December 2013. In the event that Mr. MacMillan receives benefits as the result of a change of control, such benefits will be in lieu of any of the severance benefits provided for in his Employment Agreement.

Change of Control. Mr. MacMillan’s Change of Control Agreement provides that in the event of a change of control during the term of the agreement, if, in anticipation of or within the three-year period following the change of control (the Employment Period), his employment is terminated for reasons other than death, disability or cause, or he resigns for good reason, he is entitled to certain benefits (a double-trigger arrangement). In such circumstances, he shall have the right to receive (i) a lump sum cash payment equal to his accrued and unpaid compensation through the date of his termination; (ii) a pro-rata highest annual bonus (as defined below) based on the number of days elapsed during the fiscal year through the date of termination; (iii) a lump sum cash payment equal to the product of 2.99 times the sum of his annual base salary for the fiscal year preceding the date of termination and highest annual bonus;

and (iv) immediate and full vesting of all stock options, RSUs, PSUs and other equity awards, with any options (or other similar awards) remaining exercisable for the shorter of the remaining term of the award or a period of one year following the executive’s termination.
The term “highest annual bonus” is defined as the greater of (i) the average of annual bonuses paid to the executive over the three fiscal years preceding the fiscal year in which the change of control occurs; (ii) the annual bonus paid to the executive in the fiscal year preceding the fiscal year in which the change of control occurs; or (iii) the target bonus award opportunity associated with the Company achieving its 100% target payout level as determined in accordance with the Company’s bonus plan for the fiscal year preceding the fiscal year in which the change of control occurs. Mr. MacMillan will continue to receive health and dental benefits for the remaining term of the Employment Period. Mr. MacMillan’s Change of Control Agreement does not provide for any change of control benefits, including the acceleration of equity awards, if he remains employed by the Company, is terminated by the Company for cause or voluntarily terminates his employment (other than a resignation for good reason).

If Mr. MacMillan dies or his employment is terminated by reason of disability during the Employment Period, then he, or his heirs or estate, is entitled to receive (i) a lump sum cash payment equal to all accrued and unpaid compensation through the date of termination (or death) plus a pro-rata highest annual bonus based on the number of days elapsed during the fiscal year through the date of termination (or death); (ii) continuation of certain welfare benefits for the remaining term of the Employment Period; and (iii) a lump sum cash payment equal to the sum of his annual base salary and the highest annual bonus.

In the event any payments and benefits provided under the Change of Control Agreement is subject to excise taxes under Section 280G of the Code, then the payment shall be reduced so that no payment to be made or benefit to be provided to the executive shall be subject to the excise tax.

Mmes. Oberton and Schneiders and Messrs. Mitchell and Griffin

The Company has entered into a Severance and Change of Control Agreement with each of Mmes. Oberton and Schneiders and Messrs. Mitchell and Griffin.

Severance. Each agreement provides that if the executive is terminated by the Company without cause or resigns for good reason, then the executive is entitled to receive certain benefits, including (i) a lump sum cash payment equal to the executive’s accrued and unpaid compensation through the termination date, which includes base salary, reimbursement for reasonable and necessary business expenses and vacation pay; (ii) a pro-rated bonus for the year in which the executive was terminated; (iii) for one-year from the date of termination, continuation of the executive’s previous year’s salary and payment of an amount equal to the executive’s average annual bonus divided by the number of payroll periods during such one-year severance period; and (iv) a one-year continuation of the executive’s medical and dental benefits. The severance pay and benefits provided under the Severance and Change of Control Agreements are in lieu of any other severance or termination pay to which the executive may be entitled under any other severance or termination plans, programs or arrangements. In the event that the executive receives benefits as the result of a change of control, then the executive will receive such change of control benefits in lieu of any of the severance benefits.

Change of Control. Terms relating to benefits payable in connection with termination shortly before or within three years of a change of control are identical to those described above for Mr. MacMillan except that Mr. Griffin shall continue to receive health and dental benefits for a period of one year following the executive’s termination, while Mmes. Oberton and Schneiders and Mr. Mitchell shall not continue to receive health and dental benefits following the executive’s termination. Terms relating to benefits payable in connection with executive’s death or disability shortly before or within three years of a change of control are identical to those described above for Mr. MacMillan.

In the event any payments and benefits provided under the Severance and Change of Control Agreements are subject to excise taxes under Section 280G of the Code, then the payment shall be reduced so that no payment to be made or benefit to be provided to the executive shall be subject to the excise tax.

Griffin Transition Agreement. In connection with Mr. Griffin’s transition from General Counsel to the role of Special Advisor effective May 1, 2025, the Company entered into a transition letter agreement, dated March 3, 2025, with Mr. Griffin pursuant to which he remained employed as a full-time employee, continued to receive a base salary at his then-current annual rate, and remained eligible for an incentive bonus opportunity, but was no longer eligible to receive any additional equity awards or matching contributions under the DCP. In addition, he was no longer eligible for any potential severance benefits under his Severance and Change of Control Agreement upon a termination due to death, disability, or a non-change of control termination without “cause” or his resignation for “good reason”.

Mr. Verstreken

The Company has entered into an employment agreement with Mr. Verstreken, which was amended and restated in June 2023.

Severance. Mr. Verstreken’s agreement provides that if he is terminated by the Company other than in connection with a change in control, then he is entitled to receive 24 months of total compensation, including base pay, bonus, allowances and benefits (or cash equivalent).

Change of Control. In the event such termination occurs on or within three years following a change in control, Mr. Verstreken’s agreement provides for the following benefits: (i) accrued obligations (including a pro-rated bonus), (ii) 2.99x annual base salary, (iii) 2.99x bonus, and (iv) full vesting of equity.

EQUITY AGREEMENTS

The Company’s equity compensation program, including each NEO’s awards, provides for additional benefits upon certain terminations of employment, in addition to those equity award benefits provided under the Change of Control and Severance Agreements described above.

Retirement. For all of our NEOs, upon a NEO’s retirement, the equity award agreements provide for the continued vesting of RSUs, stock options and PSUs, if the individual is either 65 years of age or older, or at least 55 years of age with ten years of continuous service with the Company. If threshold performance is not achieved during the applicable performance period, no PSUs will vest.

Death or Disability. Upon a NEO’s termination as a result of his or her death or permanent disability, the equity award agreements provide for full acceleration of all stock options and RSUs and acceleration of a pro-rata amount of the target PSUs.

The amount of the estimated payments and benefits payable to NEOs, assuming a change of control of the Company or termination of employment as of the last day of fiscal 2025, is shown in the table above under the heading “Potential Payments upon Termination or Change of Control.” Because such estimates assume the applicable event occurred on the last day of fiscal 2025 in accordance with applicable SEC rules, such estimates do not reflect the potential effect of the Merger. For additional information on the treatment of equity awards in connection with the Merger, see the “Impact of the Merger on Outstanding Equity Awards; New Cash Retention Awards” section above for more information.

DIRECTOR COMPENSATION

Compensation Structure
The Board of Directors has a compensation structure consisting of a cash retainer, an annual equity award and, for some positions, a supplemental cash retainer, as described below. As with our executive compensation program, the director compensation program emphasizes equity incentives. This reflects our belief that equity awards serve to align the interests of our directors with those of our stockholders.

Benchmarking
The Compensation Committee, in conjunction with the Board, annually reviews compensation paid to non-employee directors and makes recommendations for adjustments, as appropriate. In December 2024, the Compensation Committee reviewed the compensation structure for non-employee directors, considered advice from its independent compensation consultant and recommended to maintain the same director compensation program as 2024.

Cash Retainers
Cash retainers are paid quarterly at the beginning of each quarter. In fiscal 2025, the non-employee director annual cash retainer was $90,000.

Lead Independent Director
In fiscal 2025, the Lead Independent Director received a supplemental annual cash retainer of $40,000, which is paid quarterly at the beginning of each quarter.

Committee Chairs
The Chair of the Audit and Finance Committee received a supplemental annual cash retainer of $25,000, the Chair of the Compensation Committee received a supplemental annual cash retainer of $20,000 and the Chair of the Nominating and Corporate

Governance Committee received a supplemental annual cash retainer of $15,000, in each case, one-fourth of which was paid each quarter. As Ms. Mohtashami was appointed Chair of the Compensation Committee mid-fiscal year, she did not receive the additional stipend for the full fiscal year.

Equity Awards
In fiscal 2025, each non-employee director received an annual equity grant having a value of $240,000 on the date of the grant, with the number of shares calculated by using a value of the RSUs and options as determined under GAAP. Of this award, $120,000 consisted of RSUs and $120,000 consisted of stock options. The RSUs and options are granted on the date of each Annual Meeting and vest on the date of the next year’s Annual Meeting; options have a term of ten years. A non-employee director who joins the Board after the date of an Annual Meeting receives a pro-rated grant based on the number of days served through the next Annual Meeting.

The Company also reimburses all directors for reasonable travel expenses incurred in connection with Board and committee meetings and offers private air travel for meetings as may be necessary. We also extend coverage under our directors’ and officers’ indemnity insurance policies and have entered into our standard form of Indemnification Agreement with each director. We do not provide any other benefits, including retirement benefits or perquisites, to our non-employee directors.

Stock Ownership Guidelines
We believe that stock ownership by our non-employee directors aligns the interests of our directors with the long-term interests of our stockholders. Accordingly, the Company has significant stock ownership guidelines in place requiring each non-employee director to own shares having a value equal to five times annual base cash retainer. Each non-employee director is expected to meet this ownership guideline within five years of his or her election to the Board or an increase in the ownership guideline. For purposes of meeting these guidelines, only the value of shares which are issued and outstanding, or RSUs which have vested but as to which settlement has been deferred, will be counted. No unvested RSUs or outstanding options (regardless of whether or not vested) are credited towards the ownership goals. All our non-employee directors who have been subject to the guidelines for five years have met or exceeded the guidelines.

2025 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Sally W. Crawford(2)	45,000	—	—	45,000
Charles J. Dockendorff	115,000	119,967	119,999	354,966
Scott T. Garrett(2)	55,000	—	—	55,000
Ludwig N. Hantson	90,000	119,967	119,999	329,966
Martin Madaus	90,000	119,967	145,937	355,904
Wayde McMillan	45,000	106,732	106,729	258,461
Nanaz Mohtashami	105,000	119,967	119,999	344,966
Christiana Stamoulis	90,000	119,967	119,999	329,966
Stacey D. Stewart	90,000	119,967	119,999	329,966
Amy M. Wendell	145,000	119,967	119,999	384,966

(1)	The value of Stock Awards and Option Awards represents the grant date fair value of such award. The fair value of Stock Awards, which are RSUs, is based on the closing price of our common stock on the grant date. The fair value of Option Awards, which are stock options, is determined by use of a binomial lattice model. For a detailed description of the assumptions used to calculate the grant date fair value of stock options, see Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 27, 2025.
(2)	Served as a director for a portion of fiscal 2025 and did not stand for re-election at the 2025 Annual Meeting of Stockholders.

The following table sets forth the aggregate number of Stock Awards and Option Awards (representing unexercised option awards, both exercisable and unexercisable, and unvested RSUs) held at September 27, 2025 by each director (other than Mr. MacMillan).

Name	Number of Units of Stock that have not Vested (#)	Number of Shares Subject to Option Awards Held (#)
Sally W. Crawford(1)	—	57,818
Charles J. Dockendorff	1,864	43,870
Scott T. Garrett(1)	—	47,306
Ludwig N. Hantson	1,864	40,486
Martin Madaus	1,864	6,551
Wayde McMillan	1,742	5,171
Nanaz Mohtashami	1,864	12,212
Christiana Stamoulis	1,864	60,243
Stacey D. Stewart	1,864	15,049
Amy M. Wendell	1,864	54,341

(1)	Served as a director for a portion of fiscal 2025 and did not stand for re-election at the 2025 Annual Meeting of Stockholders.

Pay Ratio

Our philosophy is to pay our employees competitively compared to similar positions in the applicable labor market. We follow that approach worldwide, whether for an executive position or an hourly job at a local facility. We take into account location, job level, time with us and time in current role, experience and skill set, and adjust compensation annually to match the applicable market. By doing so, we believe we maintain a high-quality, stable workforce.

Under rules adopted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are required to calculate and disclose the total compensation paid to our median employee, as well as the ratio of the total compensation paid to the median employee as compared to the total compensation paid to our CEO. The pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described below.

For 2025, our last completed fiscal year:
•The annual total compensation of the employee identified at median of our Company (other than our CEO), was $90,609
•The annual total compensation of our CEO was $15,931,655 as detailed in the Summary Compensation Table above

Based on this information, for fiscal 2025, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees (other than our CEO) was estimated to be approximately 176 to 1.

The SEC rules for identifying the “median employee” and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported by us, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their pay ratios.

For fiscal 2025, and as permitted under Item 402(u) of Regulation S-K, we utilized the same “median employee” as utilized for our fiscal 2024 pay ratio disclosure. Such median employee was identified based on the annual base salary as of September 28, 2024 and fiscal 2024 bonuses/commissions for all employees employed on September 28, 2024, which included all employees on our payroll and did not exclude any countries. During fiscal 2025, we do not believe that any changes to our employee population or employee compensation would result in a significant change to our pay ratio. We calculated the compensation of the median employee for fiscal 2025 in accordance with the requirements of Item 402(c)(2) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Company Common Stock

The following table shows information as of January 16, 2026 regarding the beneficial ownership of Company common stock by:

•each person or group who is known by us to beneficially own more than 5% of Company common stock;
•each member of the Board and each of the Company’s named executive officers (“NEO”); and
•all members of the Board and the Company’s executive officers as a group.
Beneficial ownership of shares is determined under rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as noted by footnote, and subject to community property laws where applicable, we believe based on the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Company common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 223,244,905 shares of Company common stock outstanding as of January 16, 2026. Shares of Company common stock (i) subject to stock options currently exercisable or exercisable within 60 days of January 16, 2026, and (ii) issuable pursuant to equity awards that are currently vested or will vest within 60 days of January 16, 2026 are deemed to be outstanding and beneficially owned by the person holding the stock options or equity awards for purposes of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.

	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2) (%)
Non-Employee Directors
Charles J. Dockendorff(3)	55,277(4)	*
Ludwig N. Hantson(3)	42,348	*
Martin Madaus(3)	6,803(5)	*
Wayde McMillan(3)	—
Nanaz Mohtashami(3)	8,994	*
Christiana Stamoulis(3)	92,778	*
Stacey D. Stewart(3)	11,246	*
Amy M. Wendell(3)	69,536	*
Named Executive Officers
Stephen P. MacMillan(3)	3,084,258(6)	1.37%
Karleen M. Oberton(3)	170,847	*
Essex D. Mitchell(3)	52,727	*
Jennifer M. Schneiders(3)	22,357	*
Jan Verstreken(3)	248,651	*
John M. Griffin(3)	262,263	*
All directors and current executive officers as a group (17)(7)	3,939,761	1.75%

*	Less than one percent of the outstanding shares of our common stock.
(1)	The persons named in the table have, to our knowledge, sole voting and investment power with respect to all shares shown as beneficially owned by them.
(2)	Applicable percentage ownership as of January 16, 2026 is based upon 223,244,905 shares of our common stock outstanding.
(3)
Includes the following options currently exercisable or exercisable within 60 days after January 16, 2026 (column a); and Company RSUs or Company PSUs vesting within 60 days after January 16, 2026 (column b). Does not include the following Company PSUs or Company RSUs which have vested or will vest within 60 days after January 16, 2026, but as to which settlement has been deferred (column c). Does not include Company RSUs and Company Options that vest on the date of the next Annual Meeting of Stockholders:

	(a) Options	(b) RSUs/PSUs	(c) Deferred Equity
Charles J. Dockendorff	38,335	—	—
Ludwig N. Hantson	34,951	—	3,695
Martin Madaus	1,016	—	—
Wayde McMillan	—	—	—
Nanaz Mohtashami	6,677	—	—
Christiana Stamoulis	47,306	—	—
Stacey D. Stewart	9,514	—	1,572
Amy M. Wendell	48,806	—	—
Stephen P. MacMillan	1,802,910	—	1,079,673
Karleen M. Oberton	114,168	—	41,121
Essex D. Mitchell	32,383	—	—
Jennifer M. Schneiders	16,535	—	—
Jan Verstreken	137,951	—	—
John M. Griffin	126,722	—	46,727

(4)	Includes 15,370 shares of common stock held in the Carol Dockendorff Revocable Trust.
(5)	Includes 5,445 shares of common stock held in a revocable trust.
(6)	Includes 1,146,829 shares of common stock held in the MacMillan Family Trust
(7)
Includes, for three executive officers not specifically named in the table, an aggregate of 48,593 common shares issuable upon the exercise of options presently exercisable or exercisable within 60 days after January 16, 2026. Also includes, for three executive officers not specifically named in the table, an aggregate of 12,863 Company RSUs vesting within 60 days after January 16, 2026.

Name of and Address Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2) (%)
Greater than 5% Beneficial Owners
The Vanguard Group(3) 100 Vanguard Blvd., Malvern, PA 19355	27,678,976	12.4%

T. Rowe Price Investment Management, Inc.(4) 1307 Point Street, Baltimore, MD 21231	21,550,364	9.7%

BlackRock, Inc.(5) 50 Hudson Yards, New York, NY 10001	19,937,246	8.9%

(1)	The persons named in the table have, to our knowledge, sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted in the footnotes below.

(2)
Applicable percentage ownership as of January 16, 2026 is based upon 223,244,905 shares of our common stock outstanding. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to shares.

(3)	Amount and nature of ownership listed is based solely upon information contained in a Schedule 13G/A filed with the SEC by The Vanguard Group on February 13, 2024. The Schedule 13G/A indicates that, as of December 29, 2023, The Vanguard Group had shared voting power over 305,565 shares, sole dispositive power over 26,650,397 shares and shared dispositive power over 1,028,579 shares.

(4)	Amount and nature of ownership listed is based solely upon information contained in a Schedule 13G/A filed with the SEC by T. Rowe Price Investment Management, Inc. on November 14, 2025. The Schedule 13G/A indicated that, as of September 30, 2025, T. Rowe Price Investment Management, Inc. had sole voting power over 21,306,933 shares and sole dispositive power over 21,549,648 shares.

(5)	Amount and nature of ownership listed is based solely upon information contained in a Schedule 13G/A filed with the SEC by BlackRock, Inc. on April 17, 2025. The Schedule 13G/A indicates that, as of March 31, 2025, BlackRock, Inc. had sole voting power over 17,891,864 shares and sole dispositive power over 19,937,246 shares.

Equity Compensation Plan Information

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

(1)
Includes 2,932,113 shares that are issuable upon restricted stock units (RSUs), performance stock units (PSUs) and market stock units (MSUs) vesting. The remaining balance consists of outstanding stock option grants.

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, PSUs and MSUs, which have no exercise price.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related-Party Transactions

As provided in its charter, the Audit and Finance Committee reviews and approves related-party transactions (unless such review and approval has been delegated to another committee consisting solely of disinterested independent directors). The non-exclusivity of this delegation provides the Board with flexibility to address the particular circumstances of any related-party transaction. Additionally, if one or more members of the Audit and Finance Committee are otherwise conflicted, or for any other reason, the Board reserves the right to establish a separate committee of disinterested independent directors to review a particular transaction. Regardless of the deliberative body of disinterested independent directors reviewing a related-party transaction, the standard applied in reviewing such transaction is whether the transaction is on terms no less favorable to the Company than terms generally available from an unaffiliated third party under the same or similar circumstances. The Board generally considers related-party transactions to be those transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K. Pursuant to the policy, the Audit and Finance Committee reviews and considers relevant facts and circumstances in determining whether or not to approve or ratify such a transaction.

The Audit and Finance Committee reviewed and approved one transaction with respect to fiscal 2025 that qualified as a related-party transaction. Peter Wells, the stepson of Sally Crawford, a former member of our Board, is employed by the Company as a Manager, Solution Delivery Lead. Ms. Crawford was not involved in the hiring of Mr. Wells. Mr. Wells earned approximately $193,000 in total annual compensation during fiscal 2025 and participated in the Company’s standard benefit plans which was commensurate with his peers’ compensation and established in accordance with the Company’s compensation practices applicable to all employees with equivalent qualifications, experiences, and responsibilities. He did not serve as an executive officer of the Company during this period and did not have a key Company-level strategic role within the Company, in that he did not drive the strategy or direction of the Company, nor was he personally accountable for the Company’s financial results.

Independent Directors and Committees

The Board has determined that the following current directors are “independent,” as such term is defined in the listing standards of Nasdaq: Charles J. Dockendorff, Ludwig N. Hantson, Martin Madaus, Wayde McMillan, Nanaz Mohtashami, Christiana Stamoulis, Stacey D. Stewart and Amy M. Wendell. In addition, the Board determined that each of Sally W. Crawford and Scott T. Garrett, each of whom served as a director for a portion of fiscal 2025 and did not stand for re-election at the 2025 Annual Meeting of Stockholders, were independent during the period he or she served on the Board. Mr. MacMillan is not considered independent because he is an active officer of the Company.

All of the Board committees are composed entirely of “independent” directors, as such term is defined in the listing standards of Nasdaq. In addition, both the Audit and Finance Committee and the Compensation Committee are composed entirely of independent directors who meet the heightened independence standards applicable to directors serving on such committees under Nasdaq listing standards and the rules of the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees

Our independent public accounting firm is Ernst & Young LLP (“EY”), New York, NY, PCAOB Auditor ID [PCAOB ID: 42].

The following is a summary of the fees billed to us by EY for professional services rendered for fiscal years ended September 27, 2025 and September 28, 2024:

Fee Category	Fiscal 2025 Fees ($)	Fiscal 2024 Fees ($)
Audit Fees	7,879,800	8,161,500
Audit-Related Fees	—	—
Tax Fees	2,261,800	1,674,600
All Other Fees	7,200	8,000
TOTAL FEES	10,148,800	9,844,100

Audit Fees. Consists of aggregate fees billed for professional services rendered in connection with the audit of our consolidated financial statements, the audit of the effectiveness of our internal control over financial reporting, reviews of the interim consolidated financial statements included in our quarterly reports, international statutory audits and regulatory filings, consents and other services related to SEC filings, and accounting consultations that relate to the audited financial statements and are necessary to comply with U.S. GAAP.

Audit-Related Fees. Consists of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees. Consists of aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. In fiscal 2025 and 2024, these services included assistance regarding federal, state and international tax compliance, assistance with transfer pricing analyses and general consultations.

All Other Fees. Represents the license of technical accounting research software.

During fiscal 2025 and fiscal 2024, there were no other fees for any services not included in the above categories. The Audit and Finance Committee considers whether the provision of these services is compatible with maintaining the independence of the independent registered public accounting firm and has determined such services for fiscal 2025 and fiscal 2024 were compatible.

Audit and Finance Committee Policy on Pre-Approval of Services

The Audit and Finance Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit and Finance Committee has delegated authority to the Chair of the Audit and Finance Committee to pre-approve services up to a designated amount. A summary of any new services pre-approved by the Chair is reported to the full Audit and Finance Committee in connection with its next scheduled meeting.

The Audit and Finance Committee meets with representatives of EY periodically, but no less than quarterly throughout the year. The Audit and Finance Committee reviews audit, non-audit and tax services rendered by and the performance of EY, as well as fees charged by EY for such services. In engaging EY for the services described above, the Audit and Finance Committee considered whether the provision of such services is compatible with maintaining EY’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:
(1) Financial Statements
The consolidated financial statements and notes thereto are included in Part II, Item 8. “Financial Statements and Supplementary Data” of the Original Form 10-K.
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
		10-Q	03/29/2025

4.15	Description of Securities	10-K	09/28/2019

10.1+	Hologic Amended and Restated 2008 Equity Incentive Plan	8-K	03/10/2023

10.2+	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2016)	8-K	10/14/2015

10.3+	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2017)	8-K	11/09/2016

10.4+	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan	10-K	11/21/2023
10.5+	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (Outside US) (adopted fiscal 2017)	10-K	11/15/2022

10.6+	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2024)	8-K	11/13/2023

10.7+	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan	10-K	11/21/2023

10.8+	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2017)	8-K	11/09/2016

10.9+	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Outside US) (adopted fiscal 2017)	10-K	11/15/2022

10.10+	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2024)	8-K	11/13/2023

10.11+	Form of Restricted Stock Unit Award Agreement Under the 2008 Equity Incentive Plan (adopted fiscal 2026)	8-K	11/07/2025

10.12+	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2022)	8-K	11/04/2021

10.13+	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2022)	8-K	11/04/2021

10.14+	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2022)	8-K	11/04/2021

10.15+	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC – Outside US) (adopted fiscal 2022)	8-K	11/04/2021

10.16+	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR – Outside US) (adopted fiscal 2022)	8-K	11/04/2021

10.17+	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow – Outside US) (adopted fiscal 2022)	8-K	11/04/2021

10.18+	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2023)	8-K	11/04/2022

10.19+	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2023)	8-K	11/04/2022

10.20+	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2023)	8-K	11/04/2022

10.21+	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC – Outside US) (adopted fiscal 2023)	8-K	11/04/2022

10.22+	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR – Outside US) (adopted fiscal 2023)	8-K	11/04/2022

10.23+	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow – Outside US) (adopted fiscal 2023)	8-K	11/04/2022

10.24+	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2024)	8-K	11/13/2023

10.25+	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2024)	8-K	11/13/2023

10.26+	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2024)	8-K	11/13/2023
10.27+	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (Free Cash Flow) (adopted fiscal 2025)	8-K	11/08/2024

10.28+	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (ROIC) (adopted fiscal 2025)	8-K	11/08/2024

10.29+	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (relative TSR) (adopted fiscal 2025)	8-K	11/08/2024

10.30+	Hologic, Inc. Amended and Restated 2012 Employee Stock Purchase Plan, as amended	8-K	03/10/2023

10.31+	Hologic Short-Term Incentive Plan, as amended and restated	8-K	11/07/2018

10.32+	Hologic Amended and Restated Deferred Equity Plan	8-K	12/16/2015

10.33+	Hologic, Inc. Amended and Restated Deferred Compensation Program and Amendment No. 1 thereto	10-Q	08/01/2023

10.34+	Rabbi Trust Agreement	10-K	09/28/2013

10.35+	Form of Indemnification Agreement (as executed with each director of Hologic)	8-K	03/06/2009

10.36+	Employment Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic	8-K	12/09/2013

10.37+	Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated September 18, 2015	8-K	09/21/2015

10.38+	Amendment No. 1 to Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated September 24, 2016	10-K	09/24/2016

10.39+	Amendment No. 2 to Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated October 5, 2020	8-K	10/06/2020

10.40+**	Amendment No. 3 to Amended and Restated Employment Agreement by and between the Company and Stephen P. MacMillan, dated September 18, 2025	10-K	09/27/2025

10.41+	Change of Control Agreement dated December 6, 2013 by and between Stephen P. MacMillan and Hologic	8-K	12/09/2013

10.42+	Severance and Change of Control Agreement dated July 31, 2018 by and between Karleen M. Oberton and Hologic, Inc.	8-K	07/31/2018

10.43+	Severance and Change of Control Agreement dated February 2, 2015 by and between John M. Griffin and Hologic	10-Q	03/28/2015

10.44+	Amended and Restated Employment Agreement between Jan Verstreken and Hologic dated June 14, 2023	10-Q	08/01/2023

10.45+	Severance and Change of Control Agreement dated July 20, 2023 by and between Essex D. Mitchell and Hologic, Inc.	10-Q	08/01/2023

10.46+	Severance and Change of Control Agreement dated July 20, 2023 by and between Jennifer Schneiders and Hologic, Inc.	10-Q	08/01/2023

10.47+	Severance and Change of Control Agreement dated September 19, 2024 by and between Diana De Walt and Hologic, Inc.	10-K	09/28/2024

10.48+	Severance and Change of Control Agreement dated January 18, 2024 by and between Hologic, Inc. and Brandon Schnittker	10-Q	05/03/2024

10.49+	Severance and Change of Control Agreement dated January 17, 2025 by and between Mark Horvath and Hologic, Inc.	10-Q	03/29/2025

10.50+	Severance and Change of Control Agreement dated April 4, 2025 by and between Anne M. Liddy and Hologic, Inc.	10-Q	06/28/2025

10.51+	Transition Agreement dated January 10, 2025 by and between Hologic, Inc. and Erik S. Anderson	10-Q	03/29/2025

10.52+	Transition Letter Agreement between Hologic, Inc. and John M. Griffin dated March 3, 2025	8-K	03/03/2025

10.53+	Form of RSU Grant Agreement	10-K	09/28/2024

10.54	Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership	Cytyc Corporation 10-K	12/31/2003

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

10.64**
Lease relating to Innovation House, Wythenshawe, Manchester, dated 13 August 2010 between The Oakes Business Park Development Company LTD, Gen-Probe Life Sciences LTD and The Oaks Business Park Management Company Ltd (4)
		10-K	09/27/2025

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

10.69**
Refinancing Amendment No. 4 and Amendment to Pledge and Security Agreement, dated as of July 15, 2025, among Hologic, Inc., the subsidiaries of Hologic, Inc. party thereto, the lenders and issuing banks party thereto and Bank of America, N.A., as administrative agent and as collateral agent
		10-K	09/27/2025

10.70	Supply Agreement for Panther Instrument System effective November 22, 2006 between Gen-Probe Incorporated and STRATEC Biomedical Systems AG (3)	Gen-Probe 10-Q	09/30/2007

10.71	Amendment No. 1 dated June 1, 2011 to Supply Agreement for Panther Instrument System. (3)	10-K	09/24/2016

10.72	Amendment No. 2 dated February 28, 2013 to Supply Agreement for Panther Instrument System (3)	10-K	09/24/2016

19.0	Hologic, Inc. Insider Trading Policy (as amended June 13, 2024)	10-K	9/28/2024

21.1**	Subsidiaries of Hologic	10-K	09/27/2025

23.1**	Consent of Independent Registered Public Accounting Firm	10-K	09/27/2025

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3**	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	09/27/2025

31.4**	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	09/27/2025

32.1***	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	09/27/2025

32.2***	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	09/27/2025

97.1	Hologic, Inc. Amended and Restated Policy on Recoupment (Claw-back) of Incentive-based Compensation	10-K	09/30/2023

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	10-K	09/27/2025

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.	10-K	09/27/2025

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	09/27/2025

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.	10-K	09/27/2025

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.	10-K	09/27/2025

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	09/27/2025

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
______________
+    Indicates management contract or compensatory plan, contract or arrangement.
**    Previously filed with the Original Filing
***    Previously furnished with the Original Filing

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
Date: January 22, 2026