Form 10-Q
period 2025-12-27
HOLOGIC INC
filed 2026-01-29
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 23, 2026, 223,244,905 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Three Months Ended
	December 27, 2025	December 28, 2024
Revenues:
Product	$831.4	$817.9
Service and other	216.4	203.9
	1,047.8	1,021.8
Costs of revenues:
Product	321.9	301.1
Amortization of acquired intangible assets	41.0	46.0
Service and other	98.5	94.2
Gross profit	586.4	580.5
Operating expenses:
Research and development	60.5	60.3
Selling and marketing	154.9	166.1
General and administrative	127.8	115.7
Amortization of acquired intangible assets	2.3	4.7
Restructuring charges	3.9	3.9
	349.4	350.7
Income from operations	237.0	229.8
Interest income	19.7	24.2
Interest expense	(27.6)	(30.5)
Other income	0.6	24.0
Income before income taxes	229.7	247.5
Provision for income taxes	50.6	46.5
Net income	$179.1	$201.0
Net income per common share:
Basic	$0.80	$0.87
Diluted	$0.79	$0.87
Weighted average number of shares outstanding:
Basic	224,405	230,284
Diluted	225,879	232,107
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended
	December 27, 2025	December 28, 2024
Net income	$179.1	$201.0
Changes in foreign currency translation adjustment	7.0	(54.8)
Gain (loss) recognized on available-for-sale securities, net of tax	—	(1.3)
Gain (loss) recognized on interest rate swaps, net of tax	(1.0)	4.9
Other comprehensive income (loss)	6.0	(51.2)
Comprehensive income	$185.1	$149.8
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	December 27, 2025	September 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,168.0	$1,959.5
Short-term investments	196.7	243.2
Accounts receivable, less reserves	584.2	600.8
Inventory	688.5	679.4
Prepaid expenses and other current assets	176.0	152.0
Prepaid income taxes	30.0	33.2
Total current assets	3,843.4	3,668.1
Property, plant and equipment, net	568.3	559.6
Intangible assets, net	547.3	589.1
Goodwill	3,645.2	3,640.6
Other assets	576.5	557.5
Total assets	$9,180.7	$9,014.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5.8	$2.9
Accounts payable	201.1	193.4
Accrued expenses	570.0	577.7
Deferred revenue	170.9	199.7
Finance lease obligations	3.5	3.5
Total current liabilities	951.3	977.2
Long-term debt, net of current portion	2,502.9	2,505.0
Finance lease obligations, net of current portion	8.1	9.0
Deferred income tax liabilities	41.9	43.4
Deferred revenue, net of current portion	12.4	12.4
Other long-term liabilities	419.0	420.0
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 302,940 and 302,438 shares issued, respectively	3.0	3.0
Additional paid-in-capital	6,357.5	6,345.4
Retained earnings	3,590.6	3,411.5
Treasury stock, at cost – 79,874 and 79,874 shares, respectively	(4,611.2)	(4,611.2)
Accumulated other comprehensive loss	(94.8)	(100.8)
Total stockholders’ equity	5,245.1	5,047.9
Total liabilities and stockholders’ equity	$9,180.7	$9,014.9
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except number of shares, which are reflected in thousands)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount
September 28, 2024	301,185	$3.0	$6,244.2	$2,845.8	$(111.5)	69,460	$(3,851.5)	$5,130.0
Exercise of stock options	118	—	6.8	—	—	—	—	6.8
Vesting of restricted stock units, net	469	—	(21.7)	—	—	—	—	(21.7)
Stock-based compensation	—	—	30.1	—	—	—	—	30.1
Net income	—	—	—	201.0	—	—	—	201.0
Other comprehensive income activity	—	—	—	—	(51.2)	—	—	(51.2)
Accelerated share repurchase agreement	—	—	—	—	—	3,332	(250.0)	(250.0)
Repurchase of common stock(1)	—	—	—	—	—	3,420	(271.7)	(271.7)
December 28, 2024	301,772	$3.0	$6,259.4	$3,046.8	$(162.7)	76,212	$(4,373.2)	$4,773.3
Exercise of stock options	98	—	4.3	—	—	—	—	4.3
Vesting of restricted stock units, net	22	—	(0.2)	—	—	—	—	(0.2)
Common stock issued under the employee stock purchase plan	159	—	9.7	—	—	—	—	9.7
Stock-based compensation	—	—	28.4	—	—	—	—	28.4
Net loss	—	—	—	(17.4)	—	—	—	(17.4)
Other comprehensive income activity	—	—	—	—	22.6	—	—	22.6
Repurchase of common stock(1)	—	—	—	—	—	2,995	(202.0)	(202.0)
March 29, 2025	302,051	$3.0	$6,301.6	$3,029.4	$(140.1)	79,207	$(4,575.2)	$4,618.7
Exercise of stock options	37	—	1.5	—	—	—	—	1.5
Vesting of restricted stock units, net	3	—	(0.1)	—	—	—	—	(0.1)
Stock-based compensation	—	—	13.5	—	—	—	—	13.5
Net income	—	—	—	194.9	—	—	—	194.9
Other comprehensive income activity	—	—	—	—	50.0	—	—	50.0
Repurchase of common stock(1)	—	—	—	—	—	667	(36.0)	(36.0)
June 28, 2025	302,091	$3.0	$6,316.5	$3,224.3	$(90.1)	79,874	$(4,611.2)	$4,842.5
Exercise of stock options	150	—	6.0	—	—	—	—	6.0
Vesting of restricted stock units, net	4	—	(0.2)	—	—	—	—	(0.2)
Common stock issued under the employee stock purchase plan	193	—	10.8	—	—	—	—	10.8
Stock-based compensation	—	—	12.3	—	—	—	—	12.3
Net income	—	—	—	187.2	—	—	—	187.2
Other comprehensive income activity	—	—	—	—	(10.7)	—	—	(10.7)
September 27, 2025	302,438	$3.0	$6,345.4	$3,411.5	$(100.8)	79,874	$(4,611.2)	$5,047.9
Exercise of stock options	55	—	3.3	—	—	—	—	3.3
Vesting of restricted stock units, net	447	—	(18.1)	—	—	—	—	(18.1)
Stock-based compensation	—	—	26.9	—	—	—	—	26.9
Net income	—	—	—	179.1	—	—	—	179.1
Other comprehensive income activity	—	—	—	—	6.0	—	—	6.0
December 27, 2025	302,940	$3.0	$6,357.5	$3,590.6	$(94.8)	79,874	$(4,611.2)	$5,245.1
(1) Includes excise tax on share repurchases.
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	December 27, 2025	December 28, 2024
OPERATING ACTIVITIES
Net income	$179.1	$201.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26.3	23.3
Amortization of acquired intangible assets	43.3	50.7
Stock-based compensation expense	26.9	30.1
Deferred income taxes	(1.1)	(19.5)
Other adjustments and non-cash items	6.6	(19.1)
Changes in operating assets and liabilities:
Accounts receivable	18.0	(41.7)
Inventories	(8.6)	(36.1)
Prepaid income taxes	3.2	29.2
Prepaid expenses and other assets	(25.1)	13.2
Accounts payable	7.8	36.2
Accrued expenses and other liabilities	(17.3)	(54.6)
Deferred revenue	(29.2)	(23.4)
Net cash provided by operating activities	229.9	189.3
INVESTING ACTIVITIES
Capital expenditures	(14.7)	(16.8)
Increase in equipment under customer usage agreements	(20.4)	(14.8)
Strategic investments	(24.0)	(6.0)
Purchase of intellectual property	—	(15.4)
Maturities of available-for-sale securities	48.0	32.0
Other activity	(1.0)	(1.0)
Net cash used in investing activities	(12.1)	(22.0)
FINANCING ACTIVITIES
Repayment of long-term debt	—	(9.4)
Repurchases of common stock	—	(517.3)
Proceeds under employee stock plans	8.3	12.2
Payment of minimum tax withholdings on net share settlements of equity awards	(18.1)	(21.7)
Payments under finance lease obligations	(0.9)	(0.8)
Net cash used in financing activities	(10.7)	(537.0)
Effect of exchange rate changes on cash and cash equivalents	1.4	(8.4)
Net increase (decrease) in cash and cash equivalents	208.5	(378.1)
Cash and cash equivalents, beginning of period	1,959.5	2,160.2
Cash and cash equivalents, end of period	$2,168.0	$1,782.1
See accompanying notes.

HOLOGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All tabular amounts in millions, except number of shares, which are reflected in thousands, and per share data)

(1) Basis of Presentation

The unaudited consolidated financial statements of Hologic, Inc. (“Hologic” or the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. These unaudited financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended September 27, 2025 included in the Company’s annual report on Form 10-K filed with the SEC on November 18, 2025. In the opinion of management, the unaudited financial statements and notes contain all adjustments (consisting of normal recurring accruals and all other necessary adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three months ended December 27, 2025 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 26, 2026.

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

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that may require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events, except as described below, affecting the unaudited consolidated financial statements as of and for the three months ended December 27, 2025.

On January 7, 2026, the Company executed a settlement agreement to resolve the BioZorb litigation with no admission of liability by the Company. The settlement amount is fully covered by insurance, and the Company expects it will bear no financial liability related to the settlement agreement. In addition, in connection with the potential merger with Blackstone and TPG and the Company filing a preliminary proxy statement on December 12, 2025 and a definitive proxy statement on December 23, 2025, on January 14, 2026 and January 15, 2026 purported stockholders of the Company filed a class action lawsuit and individual actions against the Company and the members of the Company’s board of directors. See footnote 10 for additional information.

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

	Three Months Ended December 27, 2025
Business (in millions)	United States	International	Total
Diagnostics:
Cytology & Perinatal	$76.0	$50.8	$126.8
Molecular Diagnostics	255.3	73.9	329.2
Blood Screening	8.4	—	8.4
Total	$339.7	$124.7	$464.4

Breast Health:
Breast Imaging	$219.9	$60.1	$280.0
Interventional Breast Solutions	71.2	24.7	95.9
Total	$291.1	$84.8	$375.9

GYN Surgical	$128.9	$51.9	$180.8

Skeletal Health	$13.8	$12.9	$26.7
	$773.5	$274.3	$1,047.8

	Three Months Ended December 28, 2024
Business (in millions)	United States	International	Total
Diagnostics:
Cytology & Perinatal	$76.0	$49.4	$125.4
Molecular Diagnostics	262.6	78.5	341.1
Blood Screening	4.1	—	4.1
Total	$342.7	$127.9	$470.6

Breast Health:
Breast Imaging	$215.7	$65.9	$281.6
Interventional Breast Solutions	66.3	21.2	87.5
Total	$282.0	$87.1	$369.1

GYN Surgical	$121.9	$44.4	$166.3

Skeletal Health	$11.3	$4.5	$15.8
	$757.9	$263.9	$1,021.8

	Three Months Ended
Geographic Regions (in millions)	December 27, 2025	December 28, 2024
United States	$773.5	$757.9
Europe	161.6	148.9
Asia-Pacific	56.7	59.8
Rest of World	56.0	55.2
	$1,047.8	$1,021.8

The following table provides revenue recognized by source:

	Three Months Ended
Revenue by type (in millions)	December 27, 2025	December 28, 2024
Disposables	$644.2	$663.7
Capital equipment, components and software	187.2	154.2
Service	211.0	198.6
Other	5.4	5.3
	$1,047.8	$1,021.8

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

Remaining Performance Obligations

As of December 27, 2025, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $841.6 million. These remaining performance obligations primarily relate to support and maintenance obligations and extended warranty in the Company’s Breast Health and Skeletal Health reportable segments. The Company expects to recognize approximately 39% of this amount as revenue in fiscal 2026, 31% in fiscal 2027, 18% in fiscal 2028, 7% in fiscal 2029, and 5% thereafter. As permitted, the Company does not include remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

Contract Assets and Liabilities

The Company discloses accounts receivable separately in the Consolidated Balance Sheets at its net realizable value. Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. Contract assets at the beginning and end of the period, as well as the changes in the balance, were immaterial.

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations within the Company’s Breast Health and Skeletal Health reportable segments. Contract liabilities are classified as other current liabilities and other long-term liabilities in the Consolidated Balance Sheets. The Company recognized revenue of $73.1 million and $70.0 million in the three months ended December 27, 2025 and December 28, 2024, respectively, that was included in the contract liability at September 27, 2025 and September 28, 2024, respectively.

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

(4) Fair Value Measurements

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company has investments in money market funds and United States Treasury securities that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents, and Short term investments on the Consolidated Balance Sheets, which is determined based on maturities at the time of purchase and re-evaluated at each balance sheet date.

The Company also has investments in derivative instruments comprised of an interest rate swap and forward foreign currency contracts. These instruments were valued using analyses obtained from independent third-party valuation specialists based on market observable inputs, representing Level 2 assets. The fair values of these derivative contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 9 for further discussion and information on derivative contracts. In addition, the Company has a contingent consideration liability that is recorded at fair value, which is based on Level 3 inputs.

The following table summarizes certain fair value information at December 27, 2025 and September 27, 2025 for investment assets and other liabilities measured at fair value on a recurring basis, as well as the carrying amount of certain investments.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 27, 2025
Assets:
Money market mutual funds	$886.7	$886.7	$—	$—
U.S. Treasury securities	196.7	196.7	—	—
Interest rate swap	1.9	—	1.9	—
Forward foreign currency contracts	1.2	—	1.2	—
Total	$1,086.5	$1,083.4	$3.1	$—
Liabilities:
Forward foreign currency contracts	5.4	—	5.4	—
Total	$5.4	$—	$5.4	$—

September 27, 2025
Assets:
Money market mutual funds	$740.2	$740.2	$—	$—
U.S. Treasury securities	332.8	332.8	—	—
Interest rate swap	3.2	—	3.2	—
Forward foreign currency contracts	1.6	—	1.6	—
Total	$1,077.8	$1,073.0	$4.8	$—
Liabilities:
Forward foreign currency contracts	$6.1	$—	$6.1	$—
Total	$6.1	$—	$6.1	$—

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of equity investments property, plant and equipment, intangible assets and goodwill. There were no remeasurements in the three months ended December 27, 2025 and December 28, 2024.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, United States Treasury securities, accounts receivable, equity investments, an interest rate swap, forward foreign currency contracts, insurance contracts, accounts payable and debt obligations. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company’s United States Treasury securities, interest rate swap, forward foreign currency contracts are recorded at fair value. The carrying amount of the insurance contracts are recorded at the cash surrender value, as required by U.S. GAAP, which approximates fair value. The Company believes the carrying amounts of its equity investments approximate fair value.

The Company’s cash and cash equivalents and short investments were as follows:

	December 27, 2025
	Valuation				Balance Sheet Classification
in millions	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and cash equivalents	Investments
Cash	$1,281.3	$—	$—	$1,281.3	$1,281.3	$—
Money market mutual funds	886.7	—	—	886.7	886.7	—
U.S. Treasury debt securities	196.6	0.1	—	196.7	—	196.7
Total	$2,364.6	$0.1	$—	$2,364.7	$2,168.0	$196.7

	September 27, 2025
	Valuation				Balance Sheet Classification
in millions	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and cash equivalents	Investments
Cash	$1,129.7	$—	$—	$1,129.7	$1,129.7	$—
Money market mutual funds	740.2	—	—	740.2	740.2	—
U.S. Treasury debt securities	332.7	0.1	—	332.8	89.6	243.2
Total	$2,202.6	$0.1	$—	$2,202.7	$1,959.5	$243.2

The Company classifies its investments in debt securities as available-for-sale and records them at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss), which was immaterial for the three months ended December 27, 2025. The Company periodically assesses these securities for potential impairment losses and credit losses. The amount of credit losses, if any, will be determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. There were no impairments and credit losses related to available-for-sale securities for the three months ended December 27, 2025 and December 28, 2024.

The Company classifies all highly liquid investments with stated maturities of three months or less from the date of purchase as cash equivalents. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three months ended December 27, 2025 and December 28, 2024. There were no sales prior to maturity of available-for-sale securities during the three months ended December 27, 2025.

The fair value of the available-for-sale securities by contractual maturity as of December 27, 2025 and September 27, 2025 were as follows:

	December 27, 2025	September 27, 2025
in millions	Fair Value	Fair Value
Due in three months or less	$—	$89.6
Due after three months through one year	196.7	243.2
Due after one year through five years	—	—
Total available-for-sale securities	$196.7	$332.8

Amounts outstanding under the Company’s 2025 Credit Agreement of $1.17 billion aggregate principal as of December 27, 2025 are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s 4.625% Senior Notes due 2028 (the “2028 Senior Notes”) and 3.250% Senior Notes due 2029 (the “2029 Senior Notes”) had fair values of $400.0 million and $938.7 million, respectively, as of December 27, 2025 based on their trading prices, representing a Level 1 measurement. Refer to Note 7 for the carrying amounts of the various components of the Company’s debt.

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

Cash	$19.2
Accounts receivable	4.5
Inventory	7.2
Other assets	6.7
Accounts payable and accrued expenses	(21.1)
Identifiable intangible assets:
Developed technology	140.8
Trade names	4.0
Customer relationship	1.3
Deferred income taxes, net	(14.1)
Goodwill	192.2
Purchase Price	$340.7

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Gynesonics’ business. During the first quarter of 2026, the Company adjusted the value of deferred tax assets for acquired net operating losses by $1.2 million with an offset to goodwill.

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

The estimate of the weighted average life for the developed technology assets was 13 years, customer relationships was 13 years and trade name assets was 13 years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the amount of goodwill were primarily based on anticipated strategic and synergistic benefits that are expected to be realized from the Gynesonics acquisition. These expected benefits include expanding the Company’s surgical portfolio and utilizing GYN Surgical’s sales and regulatory expertise to drive adoption of the products and revenue growth. None of the goodwill is expected to be deductible for income tax purposes.

(6) Strategic Investments

Maverix Medical

On November 13, 2023, the Company entered into an agreement with KKR Comet, LLC, an affiliate of KKR & Co. Inc. (“KKR Comet”), to form a legal entity to develop and acquire innovative technologies and commercial operations within the lung cancer space. The new entity, named Maverix Medical LLC (“Maverix”), is managed by Ajax Health. As part of this strategic investment, the Company contributed $24.5 million in return for 45% ownership in the Class A Common units of Maverix, and both the Company and KKR Comet committed to make additional capital contributions in proportion to the ownership percentages upon meeting certain objectives and as approved by the Maverix board. In accordance with ASC 810, Consolidation, and ASC 323, Investments - Equity Method and Joint Ventures, the Company determined that Maverix is a variable interest entity (“VIE”) however the Company is not the primary beneficiary but does have significant influence. Therefore, this investment is being accounted for under the equity method, which requires the Company to record its proportional share of the investee’s net income (loss). This investment is recorded within Other assets in the Consolidated Balance Sheets and the net investment as of December 27, 2025 was $27.2 million, and the Company’s proportionate share of Maverix’s net loss for the three months ended December 27, 2025 and December 28, 2024 was $2.8 million and $1.5 million, respectively.

During the first quarter of fiscal 2026, the Company received a capital call notice for 13.3% of total committed capital for a total amount of $9.0 million, which was paid in December 2025. During the first quarter of fiscal 2025, the Company received a capital call notice for 13.3% of total committed capital for a total amount of $9.0 million, which was paid in January 2025. The Company’s ownership interest did not change from either capital call.

Other

The Company holds other non-marketable equity securities as part of its strategic investments portfolio. Other non-marketable equity securities are measured at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. In addition, these investments are assessed for indicators of impairment, including adverse changes in technological milestones and financial conditions of the investee. Changes in fair value of these strategic investments are recorded in other income (expense), net in the Consolidated Statements of Income. No such changes to fair value or impairments were recorded during the three months ended December 27, 2025 and December 28, 2024. At December 27, 2025 and September 27, 2025, the Company’s investments in equity securities without readily determinable fair values totaled $68.1 million and $53.1 million, respectively, and were included in Other assets on the Consolidated Balance Sheets.

(7) Borrowings and Credit Arrangements

The Company’s borrowings consisted of the following:

	December 27, 2025	September 27, 2025
Current debt obligations, net of debt discount and deferred issuance costs:
Term Loan	$5.8	$2.9
Total current debt obligations	$5.8	$2.9
Long-term debt obligations, net of debt discount and issuance costs:
Term Loan	$1,161.0	$1,163.8
2028 Senior Notes	398.5	398.3
2029 Senior Notes	943.4	942.9
Total long-term debt obligations	$2,502.9	$2,505.0
Total debt obligations	$2,508.7	$2,507.9

2025 Credit Agreement

On July 15, 2025, the Company, together with certain of its subsidiaries, refinanced its then existing term loan and revolving credit facility with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Leader and L/C Issuer, and certain other lenders (the “2021 Credit Agreement”) by entering into a Refinancing Amendment No. 4 (the “2025 Credit Agreement”). The 2025 Credit agreement provided a $1.169 billion secured term loan (“2025 Term Loan”) with a stated maturity date of July 15, 2030, and a $1.25 billion secured revolving credit facility (the “2025 Revolver”). As of December 27, 2025, the principal amount outstanding was $1.169 billion, and the interest rate was 4.83% per annum. No amounts were outstanding under the 2025 Revolver, and the full amount was available to be borrowed by the Company.

The 2025 Credit Agreement contains two financial covenants: a total leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter on a latest twelve-month basis. The terms and calculations thereof are defined in further detail in the 2025 Credit Agreement. As of December 27, 2025, the Company was in compliance with these covenants.

Interest expense, weighted average interest rates, and the interest rate at the end of period under the 2025 Credit Agreement and the 2021 Credit Agreement were as follows:

	Three Months Ended
	December 27, 2025	December 28, 2024
Interest expense	$15.8	$18.9
Weighted average interest rate	5.00%	5.66%
Interest rate at end of period	4.83%	5.44%

The Company has an outstanding interest rate swap agreement, which fixed the SOFR component of the variable interest rate on a portion of the aggregate principal under the 2025 Term Loan and the 2021 Term Loan. Under this interest rate swap agreement, the Company received $1.3 million and $1.6 million during the three months ended December 27, 2025 and December 28, 2024, respectively. These amounts were recorded as a reduction to interest expense in the Statements of Income. See Note 9 for additional information.

2028 Senior Notes

As of December 27, 2025, the Company had 4.625% Senior Notes due 2028 (the “2028 Senior Notes”) outstanding in the aggregate principal balance of $400 million. The 2028 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries and mature on February 1, 2028.

2029 Senior Notes

As of December 27, 2025, the Company had 3.250% Senior Notes due 2029 (the “2029 Senior Notes”) outstanding in the aggregate principal balance of $950 million. The 2029 Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries and mature on February 15, 2029.

Interest expense for the 2029 Senior Notes and 2028 Senior Notes was as follows:

		Three Months Ended
	Interest Rate	December 27, 2025	December 28, 2024
2028 Senior Notes	4.625%	$4.8	$4.8
2029 Senior Notes	3.250%	8.2	8.2
Total		$13.0	$13.0

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

The following is a rollforward of the allowance for credit losses as of December 27, 2025 compared to December 28, 2024:

	Balance at Beginning of Period	Credit Loss (Gain)	Write-offs, Payments and Foreign Exchange	Balance at End of Period
Three Months Ended:
December 27, 2025	$38.2	$2.3	$(0.6)	$39.9
December 28, 2024	$41.4	$(0.3)	$(1.0)	$40.1

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

On March 23, 2023, the Company entered into two consecutive interest rate swap contracts with the first contract having an effective date of December 17, 2023 and terminating on December 27, 2024 (the first quarter of fiscal 2025), and the second contract having an effective date of December 27, 2024 and terminating on September 25, 2026. The notional amount of these swaps was $500 million, and the first interest rate swap fixed the SOFR component of the variable interest rate at 3.46%, and the second interest rate swap fixes the SOFR component of the variable interest rate at 2.98%. The critical terms of the interest rate swaps were designed to mirror the terms of the Company’s SOFR-based borrowings under the 2025 Credit Agreement and therefore are highly effective at offsetting the cash flows being hedged. The Company designated this derivative as a cash flow hedge of the variability of the SOFR-based interest payments on $500 million of principal. Therefore, changes in the fair value of the swap are recorded in AOCI. The fair value of the remaining interest rate swap was an asset position of $1.9 million as of December 27, 2025.

Forward Foreign Currency Exchange Contracts and Foreign Currency Option Contracts

The Company enters into forward foreign currency exchange contracts to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s cash and operations that are denominated in currencies other than the U.S. dollar, primarily the Euro, the U.K. Pound, the Australian dollar, the Canadian dollar, the Chinese Yuan and the Japanese Yen. These foreign currency contracts are entered into to support transactions made in the ordinary course of business and are not speculative in nature. The Company uses forward contracts as part of its foreign currency hedging strategy to manage the risk associated with fluctuations in foreign currency exchange rates. The contracts are generally for periods of one year or less. The Company did not elect hedge accounting for these contracts. As of December 27, 2025, the notional amount was $251.3 million. The change in the fair value of these contracts is recognized directly in earnings as a component of other income (expense), net.

Realized and unrealized gains and losses from these contracts, which were the only derivative contracts not designated for hedge accounting, for the three months ended December 27, 2025 and December 28, 2024, respectively, were as follows:

	Three Months Ended
	December 27, 2025	December 28, 2024
Amount of realized gain (loss) recognized in income
Forward foreign currency contracts	$(0.2)	$0.3
	$(0.2)	$0.3
Amount of unrealized gain (loss) recognized in income
Forward foreign currency contracts	$0.2	$22.4
Foreign currency option contracts	—	(0.4)
	$0.2	$22.0
Amount of gain (loss) recognized in income
Total	$—	$22.3

Financial Instrument Presentation

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 27, 2025:

	Balance Sheet Location	December 27, 2025	September 27, 2025
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate swap contract	Prepaid expenses and other current assets	$1.9	$3.2
		$1.9	$3.2

Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Prepaid expenses and other current assets	$1.2	$1.6
		$1.2	$1.6

Liabilities:
Derivatives not designated as hedging instruments:
Forward foreign currency contracts	Accrued expenses	$5.4	$6.1

The following table presents the unrealized gain (loss) recognized in AOCI related to interest rate swaps for the following reporting periods:

	Three Months Ended
	December 27, 2025	December 28, 2024
Amount of gain (loss) recognized in other comprehensive income, net of taxes:
Interest rate swap	$(1.0)	$4.9
Total	$(1.0)	$4.9

(10) Commitments and Contingencies

Litigation and Related Matters

As previously disclosed by the Company, including in its most recent Annual Report on Form 10-K, on November 4, 2022, a product liability complaint was filed against the Company in Massachusetts state court by a group of plaintiffs who claimed they sustained injuries caused by the BioZorb 3D Bioabsorbable Marker, and additional complaints were subsequently filed alleging similar claims. The BioZorb device is an implantable three-dimensional marker that helps clinicians overcome certain challenges presented by breast conserving cancer surgery (lumpectomy). The complaints alleged that the plaintiffs suffered side effects that were not disclosed in the BioZorb instructions for use and made various additional claims related to the design, manufacture and marketing of the device. Complaints were filed on behalf of approximately 200 plaintiffs, one pending in Massachusetts state court and the remainder in U.S. District Court for the District of Massachusetts. In November 2025, the parties reached an agreement in principle, which was disclosed to the court and later documented in a formal settlement agreement executed on January 7, 2026, to resolve the BioZorb litigation with no admission of liability by the Company. The settlement amount is fully covered by insurance, and the Company expects it will bear no financial liability related to the settlement agreement. The settlement agreement is subject to certain contingencies, including a participation threshold (analogous to a class action opt out threshold), and if all conditions are satisfied, the agreement will result in the dismissal with prejudice of the substantial majority of BioZorb cases.

In connection with the potential merger with Blackstone and TPG (the “Merger”), the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) a preliminary proxy statement (the “Preliminary Proxy Statement”) on December 12, 2025 and a definitive proxy statement (the “Definitive Proxy Statement”) on December 23, 2025. Purported stockholders of the Company have filed a class action lawsuit and individual actions against the Company and the members of the Company’s board of directors, captioned as follows: Southfield Fire & Police Retirement System v. Hologic, Inc. et al., Case No. 2026-0060-BWD (Del. Ch. January 14, 2026); Smith v. Hologic, Inc., et al., No. 650252/2026 (filed on January 14, 2026), and Thomas v. Hologic, Inc., et al., No. 650272/2026 (filed on January 15, 2026) (the “Complaints”). The Complaints generally allege, among other things, that the Definitive Proxy Statement omits certain purportedly material information regarding the Merger in breach of the directors’ fiduciary duties or in violation of New York state law. The Complaints seek, among other things, to enjoin the stockholder vote on the Merger unless and until the purportedly material information is disclosed. Additionally, beginning on December 15, 2025, the Company has received demand letters (collectively with the Complaint, the “Matters”) from purported stockholders of the Company, alleging that, among other things, the Preliminary Proxy Statement and the Definitive Proxy Statement contain certain disclosure deficiencies and/or incomplete information regarding the Merger. Although the outcome of, or estimate of the possible loss or range of loss from, these Matters cannot be predicted, the Company believes that the allegations contained in these Matters are without merit. Additional complaints and/or demand letters arising out of the Merger may also be filed or received in the future.

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

(11) Net Income Per Share

A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended
	December 27, 2025	December 28, 2024
Basic weighted average common shares outstanding	224,405	230,284
Weighted average common stock equivalents from assumed exercise of stock options and issuance of restricted stock units	1,474	1,823
Diluted weighted average common shares outstanding	225,879	232,107
Weighted-average anti-dilutive shares related to:
Outstanding stock options and restricted stock units	1,449	829

(12) Stock-Based Compensation

The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended
	December 27, 2025	December 28, 2024
Cost of revenues	$3.7	$3.5
Research and development	1.8	2.5
Selling and marketing	4.1	3.7
General and administrative	17.3	20.4
	$26.9	$30.1

Pursuant to the Merger Agreement, the Company did not grant any stock options for fiscal 2026. The Company granted options to purchase 0.5 million shares of the Company’s common stock during the three months ended December 28, 2024 with a weighted-average exercise price of $79.38. There were 4.2 million options outstanding at December 27, 2025 with a weighted-average exercise price of $58.31.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended
	December 27, 2025 (1)	December 28, 2024
Risk-free interest rate	—%	4.2%
Expected volatility	—%	32.5%
Expected life (in years)	—	4.8
Dividend yield	—	—
Weighted average fair value of options granted	$—	$26.74
(1) No stock option awards were granted in the first quarter of fiscal 2026

The Company granted 1.1 million and 0.8 million restricted stock units (“RSUs”) during the three months ended December 27, 2025 and December 28, 2024, respectively, with weighted-average grant date fair values of $74.28 and $79.88 per unit, respectively. Pursuant to the Merger Agreement, the Company did not grant any performance stock awards for fiscal 2026. The Company granted 0.1 million performance stock units (“PSUs”) during the three months ended December 28, 2024 to members of its senior management team, which had a weighted-average grant date fair value of $79.39 per unit. Each recipient of PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of a three-year performance period, provided that the Company’s defined Return on Invested Capital metrics are achieved. The Company also granted 0.1 million of free cash flow performance stock units (“FCF PSUs”) based on a three-year cumulative free cash flow measure to members of its senior management team, which had a grant date fair value of $79.39 per unit during the three months ended December 28, 2024. Each recipient of FCF PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of the three-year measurement period. The PSUs and FCF PSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the probable number of shares that will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The Company also granted 0.1 million market stock units (“MSUs”) to members of its senior management team during the three months ended December 28, 2024. Each recipient of MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of a three-year performance period based upon achieving a certain total shareholder return relative to a defined peer group. The MSUs were valued at $87.41 per share using the Monte Carlo simulation model in fiscal 2025. The MSUs cliff-vest three years from the date of grant, and the Company recognizes compensation expense for the MSUs ratably over the service period. At December 27, 2025, there was 2.1 million in aggregate unvested RSUs, PSUs, FCF PSUs and MSUs outstanding.

At December 27, 2025, there was $8.0 million and $98.6 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, PSUs, FCF PSUs and MSUs), respectively, to be recognized over a weighted-average period of 2.3 and 2.0 years, respectively.

As a result of the Merger Agreement, at closing of the transaction all outstanding restricted stock units, including PSUs and MSUs, granted by the Company prior to the date of executing the Merger Agreement of October 21, 2025 will be cancelled and converted into the right to receive the merger consideration in respect of each share. At the closing, each Company stock option that is outstanding and unvested will vest in full and will be cancelled and converted into the right to receive the merger consideration less the exercise price.

(13) Other Balance Sheet Information

	December 27, 2025	September 27, 2025
Inventories
Raw materials	$282.0	$247.8
Work-in-process	62.9	68.4
Finished goods	343.6	363.2
	$688.5	$679.4

Property, plant and equipment
Equipment	$391.1	$383.8
Equipment under customer usage agreements	596.5	586.8
Building and improvements	261.1	256.1
Leasehold improvements	49.4	49.1
Land	40.9	40.9
Furniture and fixtures	26.4	26.5
Finance lease right-of-use asset	9.2	9.2
	$1,374.6	$1,352.4
Less – accumulated depreciation and amortization	(806.3)	(792.8)
	$568.3	$559.6

(14) Business Segments and Geographic Information

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

		Three Months Ended December 27, 2025
		Diagnostics	Breast Health	GYN Surgical	Skeletal Health	Consolidated
Total revenues		$464.4	$375.9	$180.8	$26.7	$1,047.8
Segment expenses:
Cost of revenues		173.9	157.3	67.6	18.8	417.6
Research and development		26.8	24.0	8.4	0.6	59.8
Sales and marketing		56.5	51.1	44.4	1.9	153.9
General and administrative		49.7	40.7	19.9	2.6	112.9
Segment income from operations		$157.5	$102.8	$40.5	$2.8	$303.6
Unallocated amounts:
Cost of revenue adjustments(1)						2.7
Amortization of acquired intangible assets						43.3
Restructuring, integration, acquisition-related charges and legal settlements						20.6
Income from operations						$237.0
Interest expense, net						(7.9)
Foreign currency and other non-operating income, net						0.6
Income before income taxes						$229.7
(1) Primarily related to costs associated with the shutdown of the Manchester, England manufacturing location, primarily manufacturing period costs and retention benefits related to the merger.
	Three Months Ended December 27, 2025
	Diagnostics	Breast Health	GYN Surgical	Skeletal Health	Corporate	Consolidated
Depreciation and amortization	$46.2	$12.9	$10.3	$0.2	$—	$69.6
Capital expenditures	23.7	5.6	4.9	—	0.9	35.1
Identifiable assets	2,232.6	1,526.7	1,636.8	37.7	3,746.9	9,180.7

		Three Months Ended December 28, 2024
		Diagnostics	Breast Health	GYN Surgical	Skeletal Health	Consolidated
Total revenues		$470.6	$369.1	$166.3	$15.8	$1,021.8
Segment expenses:
Cost of revenues		173.8	160.3	44.8	13.1	392.0
Research and development		32.1	21.0	6.5	0.6	60.2
Sales and marketing		59.6	54.8	39.4	3.0	156.8
General and administrative		49.6	43.3	17.0	2.2	112.1
Segment income (loss) from operations		$155.5	$89.7	$58.6	$(3.1)	$300.7
Unallocated amounts:
Cost of revenue adjustments(1)						3.2
Amortization of acquired intangible assets						50.7
Restructuring, integration and acquisition-related charges						17.0
Income from operations						$229.8
Interest expense, net						(6.3)
Foreign currency and other non-operating income, net						24.0
Income before income taxes						$247.5
(1) Related to the fair value write-up of inventory sold related to the Endomagnetics acquisition.
	Three Months Ended December 28, 2024
	Diagnostics	Breast Health	GYN Surgical	Skeletal Health	Corporate	Consolidated
Depreciation and amortization	$48.6	$13.2	$12.0	$0.2	$—	$74.0
Capital expenditures	17.8	8.9	3.7	—	1.2	31.6

	Year Ended September 27, 2025
	Diagnostics	Breast Health	GYN Surgical	Skeletal Health	Corporate	Consolidated
Identifiable assets	$2,244.0	$1,531.3	$1,644.9	$31.2	$3,563.5	$9,014.9

The Company had no customers that represented greater than 10% of consolidated revenues during the three months ended December 27, 2025 and December 28, 2024.

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

Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended
	December 27, 2025	December 28, 2024
United States	73.8%	74.2%
Europe	15.4%	14.6%
Asia-Pacific	5.4%	5.9%
Rest of World	5.4%	5.3%
	100.0%	100.0%

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

For the three months ended December 27, 2025, the Company recorded income tax expense of $50.6 million resulting in an effective tax rate of 22.0%. The effective tax rate for the three months ended December 27, 2025 was higher than the U.S. statutory tax rate primarily due to U.S. tax on foreign earnings and income tax reserves, partially offset by the U.S. deduction for foreign derived intangible income, income earned by the Company’s international subsidiaries, which are generally taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits.

For the three months ended December 28, 2024, the Company recorded income tax expense of $46.5 million resulting in an effective tax rate of 18.8%. The effective tax rate for the three months ended December 28, 2024 was lower than the U.S. statutory tax rate primarily due to the U.S. deduction for foreign derived intangible income, income earned by the Company’s international subsidiaries, which are generally taxed at rates lower than the U.S. statutory tax rate, federal and state tax credits, partially offset by U.S. tax on foreign earnings.

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

(16) Intangible Assets

Intangible assets consisted of the following:

Description	As of December 27, 2025		As of September 27, 2025
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired intangible assets:
Developed technology	$4,542.1	$4,058.0	$4,540.2	$4,015.8
In-process research and development	3.2	—	3.1	—
Customer relationships	594.5	580.0	593.7	578.1
Trade names	262.8	230.3	262.8	229.2
Total acquired intangible assets	$5,402.6	$4,868.3	$5,399.8	$4,823.1

Internal-use software	20.8	15.7	20.6	15.4
Capitalized software embedded in products	34.6	26.7	33.5	26.3
Total intangible assets	$5,458.0	$4,910.7	$5,453.9	$4,864.8

The estimated remaining amortization expense of the Company’s acquired intangible assets as of December 27, 2025 for each of the five succeeding fiscal years was as follows:

Remainder of Fiscal 2026	$106.4
Fiscal 2027	$63.0
Fiscal 2028	$59.7
Fiscal 2029	$53.4
Fiscal 2030	$51.1

(17) New Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The FASB issued this update to enhance income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for fiscal years beginning after December 15, 2024 and is applicable to the Company for its annual report on Form 10-K for fiscal 2026. The adoption of ASU 2023-09 does not have an impact on the Company’s consolidated financial statements.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The FASB issued this update to improve the accounting for software costs under Subtopic 350-40. The updated guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, and is applicable to the Company beginning with its annual report on Form 10-K for fiscal 2029. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-06 on its consolidated financial statements.

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815). The FASB issued this update to clarify the guidance for hedge accounting and address additional accounting issues related to the global reference rate reform initiative. The updated guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, and is applicable to the Company beginning with its annual report on Form 10-K for fiscal 2028. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-09 on its consolidated financial statements.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “likely,” “future,” “strategy,” “potential,” “seeks,” “goal” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including the “Risk Factors” set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those described in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025 or any other of our subsequently filed reports. We qualify all of our forward-looking statements by these cautionary statements.

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

ACQUISITIONS

Gynesonics

On January 2, 2025, we completed the acquisition of Gynesonics, Inc. (“Gynesonics”) for a purchase price of $340.7 million. Gynesonics, located in Redwood City, California, develops and sells a technology intended for diagnostic intrauterine imaging and transcervical treatment of certain symptomatic uterine fibroids, including those associated with heavy menstrual bleeding. Based on our valuation, we allocated $146.1 million of the purchase price to the value of intangible assets and $192.2 million to goodwill. Gynesonics’ results of operations are reported in our GYN Surgical segment from the date of acquisition. In connection with the transaction, we recorded a charge of $22.4 million, of which $1.6 million was included in costs of product revenues and $20.8 million was included in operating expenses, in the second quarter of fiscal 2025 for the acceleration of Gynesonics unvested stock options for which the original terms of such awards did not provide for acceleration upon a change-in-control.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in millions.

Product Revenues

	Three Months Ended
	December 27, 2025		December 28, 2024		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$433.2	41.3%	$436.9	42.8%	$(3.7)	(0.8)%
Breast Health	205.1	19.6%	209.8	20.5%	(4.7)	(2.2)%
GYN Surgical	177.4	16.9%	164.2	16.1%	13.2	8.0%
Skeletal Health	15.7	1.5%	7.0	0.7%	8.7	124.3%
	$831.4	79.3%	$817.9	80.1%	$13.5	1.7%

We had an increase in product revenues in the current quarter compared to the corresponding period in the prior year primarily due to an increase in GYN Surgical and Skeletal Health revenues, partially offset by a decrease in Breast Health and Diagnostics revenues.

Diagnostics product revenues decreased $3.7 million, or 0.8%, in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in our Molecular Diagnostics business. The decrease in Molecular Diagnostics was primarily driven by a decrease in sales of our two SARS-CoV-2 assays, which we primarily attribute to a normalized level of COVID-19 cases and greater use of rapid tests compared to the prior year, and a decrease in sales of our Aptima CT/NG and HPV assays and related collection devices. These decreases were partially offset by an increase in sales volumes of our BV/CV assays, which we primarily attribute to increased adoption by our laboratory customers, and an increase in sales volumes of our Fusion open access assays, which we primarily attribute to new customer adoption this year compared to the prior year. In addition, we had an increase in Blood Screening sales of instruments from a one-time demand from Grifols.

Breast Health product revenues decreased $4.7 million, or 2.2%, in the current quarter compared to the corresponding period in the prior year. The decrease was primarily due to a decrease in sales of our digital mammography systems, primarily 3D Dimensions systems and related workstation and workflow products, which we primarily attribute to continued longer sales cycles, and a decrease in sales of our Brevera 9 Gauge Needles and to a lesser extent Brevera capital systems. The decrease in Brevera 9 Gauge Needles and capital systems is due to a stop-ship of the needles implemented in mid-November 2025 following an internal review of post-market data in which in a very limited number of cases (0.002% over a three-year period) there was metal and plastic particles dislodged from the device during use. In January 2026, in consultation with the U.S. Food and Drug Administration, we voluntarily issued a field safety notice and recall of the Brevera 9 Gauge Needles. Based on the information we have at the time of filing this report, we expect that the stop-ship of the Brevera 9 Gauge Needles may be prolonged as we further assess the issue and re-engineer the manufacturing process as needed. Revenue for the Brevera 9 Gauge Needles and related products constituted approximately 4.7% of Breast Health revenue for fiscal year 2025. These decreases were partially offset by an increase in sales of our Endomag products and Eviva Handpieces. We believe the increase in Eviva handpieces is primarily attributed to the mitigation strategy put in place for the Brevera 9 Gauge Needle stop-ship.

GYN Surgical product revenues increased $13.2 million or 8.0%, in the current quarter compared to the corresponding period in the prior year primarily due to the Gynesonics acquisition, which contributed $9.1 million, an increase in sales volumes of our MyoSure devices and an increase in sales volumes of our Fluent Fluid Management products. These increases were partially offset by a decrease in domestic revenues from lower volumes of our NovaSure devices, which we primarily attribute to a shrinking ablation market due to the increased use of alternative therapies.

Skeletal Health product revenues increased $8.7 million or 124.3%, in the current quarter compared to the corresponding period in the prior year primarily due to an increase in sales volume of our Horizon DXA systems as the temporary stop-ship implemented during the third quarter of fiscal 2024 was only partially resolved in the prior year period resulting in fewer systems in the comparable period. This increase was partially offset by lower sales volumes of our Insight FD systems, which we announced in fiscal 2025 that we would discontinue selling in fiscal 2026.

Product revenues by geography as a percentage of total product revenues were as follows:

	Three Months Ended
	December 27, 2025	December 28, 2024
United States	71.4%	72.0%
Europe	17.0%	16.0%
Asia-Pacific	5.5%	6.0%
Rest of World	6.1%	6.0%
	100.0%	100.0%

In the current quarter compared to the corresponding period in the prior year, the percentage of product revenue derived from Europe increased, while the percentage of product revenue derived from the United States and Asia-Pacific decreased. The increase in Europe was primarily due to an increase in sales of our GYN Surgical products, primarily Sonata disposables from the Gynesonics acquisition as well as our MyoSure and NovaSure devices. The decrease in the United States in the current quarter compared to the corresponding period in the prior year was primarily due to a decrease in sales of our Diagnostics products, primarily our Aptima assays, and a decrease in our Breast Health products, specifically our 3D Dimensions systems and related workflow and workstation products as well as the reduction in Brevera 9 Gauge Needles discussed above. The decrease in Asia-Pacific was primarily due to a decrease in sales of our Cytology products, specifically our ThinPrep Pap Tests, which we primarily attribute to the trade war between China and the United States and other Chinese policies that impact sales volumes, partially offset by an increase in sales of our Horizon DXA systems, primarily in Japan as the stop-ship was lifted.

Service and Other Revenues

	Three Months Ended
	December 27, 2025		December 28, 2024		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$216.4	20.6%	$203.9	20.0%	$12.5	6.1%

Service and other revenues consist primarily of revenue generated from our field service organization to provide ongoing support and maintenance services, installation and repair of our products. Service and other revenues increased 6.1% in the current quarter compared to the corresponding period in the prior year primarily due to an increase in Breast Health service contract revenue from our expanded installed base and to a lesser extent an increase in installation and training revenue related to our Breast Health capital sales.

Cost of Product Revenues

	Three Months Ended
	December 27, 2025		December 28, 2024		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$321.9	38.7%	$301.1	36.8%	$20.8	6.9%
Amortization of Acquired Intangible Assets	41.0	4.9%	46.0	5.6%	(5.0)	(10.9)%
	$362.9	43.6%	$347.1	42.4%	$15.8	4.6%

Cost of Product Revenues. The cost of product revenues as a percentage of product revenues was 38.7% in the current quarter compared to 36.8% in the corresponding period in the prior year. The increase in product costs was partially due to an increase in tariff costs of $15.3 million.

Diagnostics’ product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in Covid assay volumes, an increase in tariffs, Blood Screening instrument sales and period costs from fixed overhead incurred at the Manchester manufacturing facility, which ceased production in mid-November. Partially offsetting the decrease in gross margin was a net increase in sales volume of our Women’s Health Aptima assays, primarily BV/CV, and favorable manufacturing variances from higher production volumes at our San Diego manufacturing facility as a result of the shut-down of the Manchester manufacturing facility.

Breast Health’s product costs as a percentage of revenue decreased in the current quarter compared to the corresponding period in the prior year primarily due to the prior year period included a step-up to fair value for the acquired Endomag inventory sold, an increase in sales volumes of our Endomag products, which have higher margins, and improved manufacturing variances. This decrease was partially offset by lower sales volumes of our higher margin products, primarily 3D Dimensions and related workstation and workflow products and Brevera 9 Gauge Needles, and an increase in tariffs.

GYN Surgical’s product costs as a percentage of revenue increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in tariffs, a decrease in domestic sales volume of our NovaSure devices, unfavorable manufacturing variances and the inclusion of Gynesonics products, which have lower margins.

Skeletal Health’s product costs as a percentage of revenue decreased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in Horizon DXA system volumes.

Amortization of Acquired Intangible Assets. Amortization of intangible assets included in cost of product revenues relates to acquired developed technology, which is generally amortized over its estimated useful life of between 10 and 15 years. Amortization expense decreased in the current quarter compared to the corresponding period in the prior year primarily due to lower amortization of the Acessa, Bolder, Diagenode and Mobidiag developed technology assets as a result of impairment charges recorded in the second quarter of fiscal 2025, partially offset by an increase in amortization expense from developed technology assets acquired in the Gynesonics acquisition.

Cost of Service and Other Revenues

	Three Months Ended
	December 27, 2025		December 28, 2024		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$98.5	45.5%	$94.2	46.2%	$4.3	4.6%

Service and other revenues gross margin increased to 54.5% in the current quarter compared to 53.8% in the corresponding period in the prior year. The increase in gross margin was primarily due to an increase in service contract revenue from our expanded installed base of digital mammography systems with lower field service expense.

Operating Expenses

	Three Months Ended
	December 27, 2025		December 28, 2024		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$60.5	5.8%	$60.3	5.9%	$0.2	0.4%
Selling and marketing	154.9	14.8%	166.1	16.3%	(11.2)	(6.7)%
General and administrative	127.8	12.2%	115.7	11.3%	12.1	10.5%
Amortization of acquired intangible assets	2.3	0.2%	4.7	0.5%	(2.4)	(51.1)%
Restructuring charges	3.9	0.4%	3.9	0.4%	—	**
	$349.4	33.5%	$350.7	34.5%	$(1.3)	(0.4)%
** Percentage not meaningful

Research and Development Expenses. Research and development expenses increased 0.4% in the current quarter compared to the corresponding period in the prior year primarily due to an increase in consulting spend related to the quality organization and remediating matters raised by the FDA and the inclusion of expenses of $1.5 million related to the Gynesonics acquisition. This increase was partially offset by a decrease in project spend primarily in Diagnostics related to the Novodiag next generation platform, and lower compensation and benefits from a decrease in headcount primarily in Diagnostics. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.

Selling and Marketing Expenses. Selling and marketing expenses decreased 6.7% in the current quarter compared to the corresponding period in the prior year primarily due to a one-time contract termination fee from the Endomag acquisition in the prior year and to a lesser extent a decrease in marketing initiatives, partially offset by the inclusion of expenses of $2.9 million from the Gynesonics acquisition.

General and Administrative Expenses. General and administrative expenses increased 10.5% in the current quarter compared to the corresponding period in the prior year primarily due to an increase in acquisition transaction expenses related to the potential merger with Blackstone and TPG, an increase in compensation and benefits primarily due to transaction retention bonuses, an increase in consulting for company initiatives, an increase in bad debt expense and an increase in expense related to our deferred compensation plan primarily due to stock market gains. These increases were partially offset by lower stock compensation expense due to the absence of new grants of performance stock units in fiscal 2026 and to a lesser extent, lower legal fees.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets primarily results from customer relationships and trade names related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 5 and 30 years. Amortization expense decreased in the current quarter compared to the corresponding period in the prior year primarily due to lower amortization of the Bolder and Diagenode customer relationship and trade name intangible assets as a result of impairment charges recorded in the second quarter of fiscal 2025, partially offset by amortization expense from the Gynesonics acquisition.

Interest Income

	Three Months Ended
	December 27, 2025	December 28, 2024	Change
	Amount	Amount	Amount	%
Interest Income	$19.7	$24.2	$(4.5)	(18.6)%

Interest income decreased in the current quarter compared to the corresponding period in the prior year due to lower interest rates as the U.S. Federal Reserve reduced the Federal Funds Rate over the last twelve months.

Interest Expense

	Three Months Ended
	December 27, 2025	December 28, 2024	Change
	Amount	Amount	Amount	%
Interest Expense	$(27.6)	$(30.5)	$2.9	(9.5)%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense decreased in the current quarter compared to the corresponding period in the prior year primarily due to a lower principal balance outstanding under our 2025 Credit Agreement and a reduction in interest rates as the U.S. Federal Reserve reduced the Federal Funds Rate over the last twelve months.

Other Income

	Three Months Ended
	December 27, 2025	December 28, 2024	Change
	Amount	Amount	Amount	%
Other Income	$0.6	$24.0	$(23.4)	**
** Percentage not meaningful

For the first quarter of fiscal 2026, this account primarily consisted of a gain of $2.9 million from the change in cash surrender value of life insurance contracts related to our deferred compensation plan driven by stock market gains and a net foreign currency exchange gain of $0.4 million primarily from the mark-to-market of foreign currency contracts used to hedge operating results. These gains were partially offset by a $2.8 million loss from our Maverix strategic investment that is accounted for under the equity method. For the first quarter of fiscal 2025, this account primarily consisted of net foreign currency exchange gains of $25.6 million primarily from the mark-to-market of foreign currency contracts used to hedge operating results, partially offset by a loss of $1.5 million from our Maverix strategic investment.

Provision for Income Taxes

	Three Months Ended
	December 27, 2025	December 28, 2024	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$50.6	$46.5	$4.1	8.8%

Our effective tax rate for the three months ended December 27, 2025 was 22.0% compared to 18.8% for the corresponding period in the prior year. The effective tax rate for the three months ended December 27, 2025 was higher than the U.S. statutory tax rate primarily due to U.S. tax on foreign earnings and income tax reserves, partially offset by the U.S.

deduction for foreign derived intangible income, income earned by the Company’s international subsidiaries, which are generally taxed at rates lower than the U.S. statutory tax rate, and federal and state tax credits. The effective tax rate for the three months ended December 28, 2024 was lower than the U.S. statutory tax rate primarily due to the U.S. deduction for foreign derived intangible income, income earned by the Company’s international subsidiaries, which are generally taxed at rates lower than the U.S. statutory tax rate, federal and state tax credits, partially offset by U.S. tax on foreign earnings.

Segment Results of Operations

We operate in four segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025. We measure segment performance based on total revenues and operating income (loss), excluding amortization of intangible assets, goodwill and intangible asset impairment charges, restructuring, consolidation and integration costs, transaction and acquisition-related charges and other one-time unusual items not representative of the core business operations. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.

Diagnostics

	Three Months Ended
	December 27, 2025	December 28, 2024	Change
	Amount	Amount	Amount	%
Total Revenues	$464.4	$470.6	$(6.2)	(1.3)%
Operating Income	$157.5	$155.5	$2.0	1.3%
Operating Income as a % of Segment Revenue	33.9%	33.0%

Diagnostics revenues decreased in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in product revenue discussed above.

Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year. The increase in the current quarter was primarily due to decrease in operating expenses partially offset by a decrease in gross profit. The decrease in gross profit was primarily driven by lower revenues and a decrease in gross margin as discussed above under costs of product revenues. Segment operating expenses decreased in the current period as we had lower research and development headcount, lower research and development project spend, and a decrease in marketing initiatives, partially offset by an increase in bad debt expense.

Breast Health

	Three Months Ended
	December 27, 2025	December 28, 2024	Change
	Amount	Amount	Amount	%
Total Revenues	$375.9	$369.1	$6.8	1.8%
Operating Income	$102.8	$89.7	$13.1	14.6%
Operating Income as a % of Segment Revenue	27.3%	24.3%

Breast Health revenues increased in the current quarter compared to the corresponding period in the prior year due to an increase in service revenue partially offset by decrease in product revenues as discussed above.

Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in gross profit and to a lesser extent a decrease in operating expenses. The increase in gross profit was primarily driven by higher service revenues as discussed above and an increase in gross margin discussed above under costs of product revenues. Segment operating expenses decreased in the current period compared to the corresponding period in the prior year primarily due to a decrease in marketing initiatives and trade show spend, lower commissions and a decrease in legal expenses, partially offset by an increase in spend related to the quality organization and remediating matters raised by the FDA.

GYN Surgical

	Three Months Ended
	December 27, 2025	December 28, 2024	Change
	Amount	Amount	Amount	%
Total Revenues	$180.8	$166.3	$14.5	8.7%
Operating Income	$40.5	$58.6	$(18.1)	(30.9)%
Operating Income as a % of Segment Revenue	22.4%	35.2%

GYN Surgical revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in product revenues discussed above.

Operating income for this business segment decreased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in operating expenses and a decrease in gross profit. The decrease in gross profit was primarily driven by a decrease in gross margin discussed above under costs of product revenues partially offset by an increase in revenues as discussed above. Segment operating expenses increased in the current period compared to the corresponding period in the prior year primarily due to the inclusion of expenses from the Gynesonics acquisition of $5.1 million (excluding intangible asset amortization), an increase in commission expense from higher revenues and higher bad debt expense.

Skeletal Health

	Three Months Ended
	December 27, 2025	December 28, 2024	Change
	Amount	Amount	Amount	%
Total Revenues	$26.7	$15.8	$10.9	69.0%
Operating Income	$2.8	$(3.1)	$5.9	(190.3)%
Operating Income as a % of Segment Revenue	10.5%	(19.6)%

Skeletal Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in product revenues as discussed above.

Operating income increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in gross profit. The increase in gross profit was primarily driven by higher revenues as discussed above and an increase in gross margin discussed above under costs of product revenues.

LIQUIDITY AND CAPITAL RESOURCES

At December 27, 2025, we had $2,892.1 million of working capital and our cash and cash equivalents totaled $2,168.0 million. Our cash and cash equivalents increased by $208.5 million during the first three months of fiscal 2026 primarily due to cash generated from operating activities, partially offset by cash used in investing and financing activities primarily related to capital expenditures, strategic investments, and payments of employee taxes withheld for the net share settlement of vested restricted stock units, partially offset by maturities of available-for-sale securities.

In the first three months of fiscal 2026, our operating activities provided cash of $229.9 million, primarily due to net income of $179.1 million, depreciation and amortization aggregating $69.6 million, and stock-based compensation expense of $26.9 million. Cash provided by operations included a net cash outflow of $51.2 million from changes in our operating assets and liabilities. This cash outflow was primarily driven by a decrease in deferred revenue of 29.2 million primarily due to the timing of annual billings on our service contracts, an increase of $25.1 million in prepaid expenses and other assets primarily due to an increase in an insurance reimbursement receivable, and a decrease of $17.3 million in accrued expenses and other liabilities primarily due to the payment of our annual bonuses, timing of payroll and restructuring payments. These cash outflows were partially offset by a decrease in accounts receivable of $18.0 million primarily due to improved collections, primarily in the U.S.

In the first three months of fiscal 2026, our investing activities used cash of $12.1 million primarily due to capital expenditures of $35.1 million, which primarily consisted of the placement of equipment under customer usage agreements, purchases of manufacturing equipment, and building improvements, and $24.0 million for strategic investments. These cash outflows were partially offset by $48.0 million of maturities on our available-for-sale securities.

In the first three months of fiscal 2026, our financing activities used cash of $10.7 million primarily due to $18.1 million for the payment of employee taxes withheld for the net share settlement of vested restricted stock units, partially offset by proceeds of $8.3 million from our equity plans.

Debt

We had total recorded debt outstanding of $2.51 billion at December 27, 2025, which was comprised of amounts outstanding under our 2025 Credit Agreement of $1.167 billion (principal of $1.169 billion), 2029 Senior Notes of $943.4 million (principal of $950.0 million), and 2028 Senior Notes of $398.5 million (principal of $400.0 million).

2025 Credit Agreement

On July 15, 2025 we refinanced our then existing term loan and revolving credit facility with Bank of America, N.A. in its capacity as Administrative Agent, Swing Line Leader and L/C Issuer, and certain other lenders (the “2021 Credit Agreement”) by entering into a Refinancing Amendment No. 4 (the “2025 Credit Agreement”). The 2025 Credit agreement provided a $1.169 billion secured term loan (“2025 Term Loan”) with a stated maturity date of July 15, 2030, and a $1.25 billion secured revolving credit facility (the “2025 Revolver”). As of December 27, 2025, the principal amount outstanding was $1.169 billion. No amounts were outstanding under the 2025 Revolver, and the full amount was available to be borrowed by the Company.

Borrowings under the 2025 Credit Agreement, other than Swing Line Loans, bear interest, at our option, at the Base Rate, the Daily SOFR Rate, the Term SOFR Rate, the Alternative Currency Daily Rate, and the Alternative Currency Term Rate, in each case plus the Applicable Rate (in each case, as defined in Refinancing Amendment No. 4). The Term Loan borrowings initially bear interest at an annual rate equal to Term SOFR Rate plus 1.10%. As of December 27, 2025, the interest rate was 4.83% per annum.

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

The 2025 Credit Agreement contains two financial covenants: a total leverage ratio and an interest coverage ratio, both of which are measured as of the last day of each fiscal quarter on a latest twelve-month basis. The terms and calculations thereof are defined in further detail in the 2025 Credit Agreement. As of December 27, 2025, we were in compliance with these covenants.

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

2029 Senior Notes

The total aggregate principal balance of the 2029 Senior Notes is $950.0 million. The 2029 Senior Notes are general senior unsecured obligations and are guaranteed on a senior unsecured basis by certain domestic subsidiaries. The 2029 Senior Notes mature on February 15, 2029 and bear interest at the rate of 3.250% per year, payable semi-annually on February 15 and August 15 of each year. We have the option to redeem the 2029 Senior Notes on or after September 28, 2025 and thereafter at 100% of par. In addition, if there is a change of control coupled with a decline in ratings, as provided in the indenture, we will be required to make an offer to purchase each holder’s 2029 Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

Stock Repurchase Program

On September 12, 2024, our Board of Directors authorized a new stock repurchase program, with a five-year term, to repurchase up to $1.5 billion of our outstanding stock. As of December 27, 2025, $937.5 million remained unused under this authorization.

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

Future Liquidity Considerations

We expect to continue to review and evaluate potential strategic transactions that we believe will complement our current or future business. Subject to the “Risk Factors,” if any, set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2025 or any other of our subsequently filed reports, and the general disclaimers set forth in our “Cautionary Statement” regarding forward-looking statements at the outset of this Item 2, we believe that our cash and cash equivalents, short -term investments, cash flows from operations, and the cash available under our 2025 Revolver will provide us with sufficient funds in order to fund our existing commitments and our expected normal operations and debt payments over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our 2025 Credit Agreement, 2028 Senior Notes, and 2029 Senior Notes. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see the “Risk Factors” set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2025.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowances. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” regarding forward-looking statements set forth at the outset of this Item 2 and the “Risk Factors” set forth or incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2025 or any other of our subsequently filed reports.

The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash and cash equivalents, available-for-sale debt securities, accounts receivable, equity investments, foreign currency derivative contracts, an interest rate swap agreement, insurance contracts, accounts payable and debt obligations. Except for our outstanding 2028 and 2029 Senior Notes, the fair value of these financial instruments approximate their carrying amount. The fair value of our 2028 and 2029 Senior Notes was approximately $400.0 million and $938.7 million, respectively, as of December 27, 2025. Amounts outstanding under our 2025 Credit Agreement of $1.169 billion aggregate principal as of December 27, 2025 were subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.

Our primary market risk exposures are primarily related to interest rate risk and foreign currency exchange risk.

Interest Rate Risk. We incur interest expense on borrowings outstanding under our 2028 and 2029 Senior Notes, and 2025 Credit Agreement. The 2028 and 2029 Senior Notes have fixed interest rates. Borrowings under our 2025 Credit Agreement currently bear interest at the SOFR Rate plus 1.10% per annum.

As of December 27, 2025, there was $1.169 billion of aggregate principal outstanding under the 2025 Credit Agreement. Since this debt obligation is a variable rate instrument, our interest expense associated with the instrument is subject to change. A hypothetical 10% adverse movement (increase in the SOFR rate) would increase annual interest expense by approximately $2.5 million, which is net of the impact of our interest rate swap hedge. We entered into an interest rate swap agreement to help mitigate the interest rate volatility associated with the variable rate interest on the amounts outstanding under our credit facilities. We designated this derivative instrument as a cash flow hedge of the variability of the Term SOFR-based interest payments on $500 million of principal outstanding under the 2025 Credit Agreement.

The return from cash and cash equivalents, and short-term investments, which are available-for-sale debt securities, will vary as short-term interest rates change. A hypothetical 100 basis point change in market rates would change annual interest income by approximately $19.4 million based on our current cash and investment balances.

Foreign Currency Exchange Risk. We conduct business worldwide and due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows in a number of currencies, primarily the Euro, U.K. Pound, Australian dollar, Canadian dollar, and Japanese Yen. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. We have executed forward foreign currency contracts to hedge a portion of operating results. Additional information regarding our currency exchange rate derivative instruments is included in Note 9 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

As of December 27, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 27, 2025.
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

Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended September 27, 2025.

Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 27, 2025 or any of our subsequently filed reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer’s Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions) ($) (1)
September 28, 2025 – October 25, 2025	—	$—	—	$937.5
October 26, 2025 27, 2025 – November 22, 2025	—	—	—	937.5
November 23, 2025 – December 27, 2025	—	—	—	937.5
Total	—	$—	—	$937.5
 ___________________________________

(1)On September 12, 2024, the Board of Directors authorized a stock repurchase program, with a five-year term, to repurchase up to $1.5 billion of the Company’s outstanding stock. As of December 27, 2025, $937.5 million remained unused under this program. The repurchase program does not obligate the Company to acquire a minimum amount of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. For additional information regarding the Company’s repurchase programs, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Stock Repurchase Program.”

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the first quarter of fiscal 2025, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.1*	Form of Executive Retention Letter (1)	Filed Herewith

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_______________
(1)    Indicates management contract or compensatory plan, contract or arrangement.
* Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	January 29, 2026	/s/ Stephen P. MacMillan

Stephen P. MacMillan Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	January 29, 2026	/s/ Karleen M. Oberton

Karleen M. Oberton
Chief Financial Officer (Principal Financial Officer)